Form 10-K
period 2011-12-31
HomeStreet, Inc.
filed 2012-03-30
CIK 1518715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35424

HOMESTREET, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0186600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Union Street, Ste. 2000

Seattle, WA 980101

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 623-3050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 27, 2012 was 7,073,364.8.

Unless we state otherwise or the content otherwise requires, references in this Form 10-K to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART 1

ITEM 1	BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions. When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements.

We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

General

We are a 90-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses in the Pacific Northwest and Hawaii. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered savings bank that provides deposit and investment products and cash management services. The Bank also provides loans for single family homes, commercial real estate, construction, and commercial businesses. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS®”)1 in conjunction with HomeStreet Bank. We also provide insurance products and services for consumers and businesses as HomeStreet Insurance and loans for single family homes through a joint venture, Windermere Mortgage Services Series LLC (“WMS”). At December 31, 2011, we had total assets of $2.26 billion.

We have a network of 20 bank branches and nine stand-alone lending centers located in the Puget Sound, Olympia, Vancouver and Spokane regions of Washington, the Portland and Salem regions of Oregon, and the Hawaiian Islands of Oahu, Maui and Hawaii. During the first quarter of 2012, we hired approximately 170 mortgage personnel previously employed in Washington, Oregon and Idaho by MetLife Home Loans. We have or will open approximately 13 additional stand-alone lending centers in Washington and Idaho in order to accommodate these new hires. WMS provides point-of-sale loan origination services through 41 Windermere Real Estate offices in Washington and Oregon.

We operate four primary lines of business: Community Banking, Single Family Mortgage Lending, Income Property Lending and Residential Construction Lending.

Community Banking. We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans.

[1]	DUS® is a registered trademark of Fannie Mae.

Single Family Mortgage Lending. We originate and sell residential mortgage loans into the secondary market both directly and through our relationship with WMS. This segment also originates and services loans for our portfolio on a selective basis including home equity loans and lines of credit. We originate mortgages using secondary market standards and the majority are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. The Bank has the oldest continuous relationship of all Fannie Mae seller servicers in the nation, having been the second company approved by Fannie Mae at its founding in 1938. A small percentage of the loans are brokered or sold on a servicing-released basis to correspondent lenders.

Income Property Lending. We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae and we generally continue to service those loans after the sale. We also originate commercial construction loans, bridge loans and permanent loans for our own portfolio and for sale to other investors such as insurance companies.

Residential Construction Lending. We originate residential construction loans for our own portfolio, focusing on single family home construction that is short duration in nature. Generally we will not lend on land development projects or raw land.

Recent Developments

On February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share, yielding gross proceeds of $96.0 million. After the underwriter’s discounts and commissions, net proceeds to HomeStreet were $88.7 million, of which $55.0 million was contributed to the Bank on February 24, 2012, leaving approximately $33.7 million of net proceeds at the Company to be used for general corporate purposes. Shares of our common stock are traded on the NASDAQ Global Market under the symbol “HMST.” Unless otherwise noted, share and per share amounts in this report give effect to a two-for-one forward stock split effective as of March 6, 2012.

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of that certain Cease and Desist Order, dated May 8, 2009 (the “Bank Order”), as of March 26, 2012, the FDIC and DFI have terminated the Bank Order. In connection with this termination, we and those regulators have entered into an informal supervisory agreement (“Supervisory Agreement”) which requires, among other things, that the Bank maintain a minimum Tier 1 leverage capital ratio of 9.0%, maintain a three-year strategic plan to improve and sustain the Bank’s profitability, improve its risk profile and satisfactorily maintain capital, continue to reduce the level of adversely classified assets, and provide advance notice of any changes in directors or senior executive officers. The Supervisory Agreement continues to prohibit the Bank from paying dividends without the regulators’ prior written consent.

On March 14, 2012, we announced a mutually agreed separation with our Chief Financial Officer, David Hooston, effective as of March 31, 2012. In connection with his departure, we entered into a separation and release agreement with Mr. Hooston (the “Separation Agreement”), pursuant to which, Mr. Hooston will receive, among other things, a $300,000 severance payment, subject to regulatory approval or nonobjection; as well as accelerated vesting of 25% of stock options previously granted to Mr. Hooston under the Company’s 2010 Retention Grant program. In consideration of these and other benefits, Mr. Hooston provided a general release of claims against the Company and its affiliates. The foregoing description of the Separation Agreement is a summary only and is qualified in its entirety by reference to the full text of the Separation Agreement.

Following Mr. Hooston’s departure, Mark K. Mason, the Company’s vice chairman, president and chief executive officer, will serve as our acting Chief Financial Officer, subject to the applicable banking regulatory agencies’ approval or nonobjection. Mr. Mason will therefore act as both the principal executive officer and the principal accounting officer during this period.

During the first quarter of 2012, we hired approximately 170 mortgage personnel previously employed in Washington, Oregon and Idaho by MetLife Home Loans. Following the integration of these new hires, we expect to have approximately 13 additional stand-alone lending centers in Washington and Idaho. As a result of this expansion of our single family mortgage operations, we anticipate that we will incur additional expenses for compensation, facilities and other integration expenses.

Regulatory Orders

As a result of the economic downturn which began in mid-to-late 2007, our business experienced a series of interrelated adverse events, the combination of which led to deterioration in our asset quality, operating performance and capital adequacy. On May 8, 2009, we entered into an agreement with HomeStreet Bank’s primary banking regulators, the Federal Deposit Insurance Corporation, or FDIC, and the Washington State Department of Financial Institutions, or DFI, pursuant to which we consented to the entry of an Order to Cease & Desist from certain allegedly unsafe and unsound banking practices (the “Bank Order”). On May 18, 2009, we entered into a similar agreement with HomeStreet, Inc.’s primary regulator, the Office of Thrift Supervision, or OTS (the “Company Order”). As of July 21, 2011, the OTS was abolished and its supervisory and regulatory functions with respect to savings and loan holding companies, including the Company, have been transferred to the Board of Governors of the Federal Reserve System, or the “Federal Reserve.” References in this Annual Report on Form10-K to the Federal Reserve include the OTS prior to the transfer date with respect to those functions transferred to the Federal Reserve.

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, as of March 26, 2012, the FDIC and DFI terminated the Bank Order and we entered into the Supervisory Agreement summarized above. With respect to the Company Order, based on guidance from the Federal Reserve, we believe that we may need to make additional improvements in the financial condition of the Company, including further reductions in our classified assets, to qualify for the lifting of that Order.

Business Strategy

We recently completed the most significant goal in our turnaround strategy for the Company, the recapitalization of the Company through our initial public offering. In addition, our performance over the course of 2011 was characterized by strong mortgage banking results, significant improvement in asset quality and a return to profitability. We now believe we have sufficient capital to be a source of strength to the Bank, provide for payment of our obligations under our outstanding debt securities (Trust Preferred Securities, or “TruPS”), and pursue our business strategy.

We are pursuing the following strategies in our business segments:

Community Banking: Our Community Banking strategy involves the development of an integrated consumer and business financial services delivery platform. We seek to meet the financial services needs of our consumer and business customers by providing targeted banking products, investment advice and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. We plan to grow our bank branch core deposit base through limited media advertising, effective deposit product design, consumer account cash incentives, cash referral bonuses and relationship incentives. We plan to expand our bank branch network in high-growth areas of Puget Sound. We also intend to grow our core deposits by increasing business deposits, initially from new cash management and business lending customers. As the economy improves, we believe we will be well positioned to attract new middle-market business customers requiring commercial business, small business administration (SBA) and owner-occupied real estate loans, and that we will distinguish ourselves from our larger competitors by offering faster, more flexible local decision making and providing customers with direct access to our senior officers. At the same time, our larger capital base and broader offering of products and services enable us to compete effectively against smaller banks.

Single Family Mortgage Lending: We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last three years. In early 2012, we took advantage of an opportunity to add experienced loan originators and accelerate our plans to expand our single family mortgage origination business by hiring approximately 170 mortgage personnel formerly associated with MetLife Home Loans. We expect these employees to generate a significant increase in our single family mortgage loan origination volume. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We also expect to use portfolio lending to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits. In addition, we plan to open a correspondent lending channel to purchase selected loans originated by credit unions and smaller community banks, and we are exploring strategies to increase our Internet lending.

Income Property Lending. We plan to grow our multifamily mortgage origination business, particularly through our Fannie Mae DUS origination and servicing relationships. We plan to expand beyond our current markets by adding loan origination personnel and by forming strategic alliances with multifamily property service providers inside and outside our existing lending areas. We expect to continue to benefit from being one of only 25 companies nationally that are approved Fannie Mae DUS sellers and servicers. In addition, we have historically supported our DUS program by providing short-term bridge loans to experienced borrowers who purchase apartment buildings for renovation, which we then seek to replace with permanent financing through the Fannie Mae DUS program upon completion of the renovations. We also originate multifamily and income property permanent loans and income property construction loans for our portfolio and for sale to life insurance companies.

Residential Construction Lending. We plan to reenter the residential construction market. Beginning in 2007, we substantially curtailed new originations in order to reduce our concentration in this category. Going forward we plan to resume originating residential construction loans with a significantly reduced portfolio concentration and a focus on home construction loans as opposed to land development projects or raw land.

Market and Competition

The financial services industry is highly competitive. We compete with banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with several financial institutions with greater resources, including the capacity to make larger loans, finance extensive advertising and offer a broader array of products. The number of competitors for middle-market business customers has, however, decreased in recent years due to bank failures and consolidations. In recent years national banks have focused on larger customers in order to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in the Pacific Northwest. We have taken advantage of the failures and takeovers of certain of our competitors by recruiting well-qualified employees and attracting new customers who seek long-term stability, quality products and expertise. We believe there is a significant opportunity for a well-capitalized, community-focused bank that emphasizes responsive and personalized service to provide a full range of financial services to small- and middle-market commercial and consumer customers in those markets where we do business.

In addition, we believe we are well positioned to take advantage of changes in the single family mortgage origination and servicing industry that have helped to reduce the number of competitors. The mortgage industry is compliance-intensive and requires significant expertise and internal control systems to ensure mortgage loan origination and servicing providers meet all origination, processing, underwriting, servicing and disclosure requirements. These requirements are causing some competitors to exit the industry. New entrants must make significant investments in experienced personnel and specialized systems to manage the compliance process. These investments represent a significant barrier to entry. In addition, lending in conventional and government guaranteed or insured mortgage products, including FHA and VA loans, requires significantly higher capitalization than had previously been required for mortgage brokers and non-bank mortgage companies.

Our single family mortgage origination and servicing business is highly dependent upon successful compliance with underwriting and servicing guidelines of Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae as well as a myriad of federal and state consumer compliance regulations. Our demonstrated expertise in these activities, together with our significant volume of lending in low- and moderate-income areas and direct community investment, contribute to our uninterrupted record of “Outstanding” Community Reinvestment Act (“CRA”) ratings since 1986. We believe our ability to maintain our historically strong compliance culture represents a significant competitive advantage.

We intend to expand our multifamily mortgage lending business by targeting strong apartment markets and experienced borrowers with whom we have had prior working relationships. We expect to continue to benefit from being one of only 25 companies nationally that are approved Fannie Mae DUS sellers and servicers. The Fannie Mae DUS program has become a key multifamily funding source nationally, due to the turmoil in the financial services industry and the resulting loss of other financing sources. Recently, bank competitors have returned to the market and targeted multifamily lending with aggressively priced programs.

Employees

As of December 31, 2011 the Company and its banking subsidiary employed approximately 613 full-time equivalent employees. During first quarter 2012, we hired approximately 170 mortgage personnel who had formerly been employed in Washington, Oregon and Idaho by MetLife Home Loans.

Where You Can Obtain Additional Information

We file annual, quarterly, current and other reports with the Securities and Exchange Commission. You may review a copy of these reports, including exhibits and schedules filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the Securities and Exchange Commission.

REGULATION AND SUPERVISION

The following is a brief description of certain laws and regulations that are applicable to us. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this annual report on Form 10-K, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The bank regulatory framework to which we are subject is intended primarily for the protection of bank depositors and the Deposit Insurance Fund and not for the protection of shareholders or other security holders.

General

The Company is a savings and loan holding company and is regulated by the Board of Governors at the Federal Reserve System, or the Federal Reserve, and the Washington State Department of Financial Institutions, Division of Banks, or DFI. The Company is required to register and file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and the DFI.

The Office of Thrift Supervision, or the OTS, previously was the Company’s primary federal regulator. Under the Dodd-Frank Act, the OTS was dissolved on July 21, 2011 and its authority to supervise and regulate the Company and its non-bank subsidiaries was transferred to the Federal Reserve. References to the Federal Reserve in this document should be read to include the OTS prior to the date of the transfer with respect to those functions transferred to the Federal Reserve.

The Bank is a Washington state-chartered savings bank. The Bank is subject to regulation, examination and supervision by the DFI and the FDIC.

As a result of the recent financial crisis, regulation of the financial services industry has been undergoing major changes. Among these is the Dodd-Frank Act, which makes significant modifications to and expansions of the rulemaking, supervisory and enforcement authority of the federal banking regulators. Some of the changes were effective immediately, but others are to be phased in over time. The Dodd-Frank Act requires various regulators, including the banking regulators, to adopt numerous regulations, not all of which have been finalized. Accordingly, in many instances, the precise requirements of the Dodd-Frank Act are not yet known.

Further, new statutes, regulations and guidance are considered regularly and are currently being proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which our business may be affected. Any change in such policies, whether by the Federal Reserve, the DFI, the FDIC, the Washington legislature or the United States Congress, could have a material adverse impact on us and our operations and shareholders. In addition, the Federal Reserve, the DFI and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including, among other things, policies with respect to the Bank’s capital levels, the classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of savings and loan holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

We are currently operating under a cease and desist order issued by our primary federal regulator, the Federal Reserve, as described below under “— Company Order.” Under the cease and desist order, we are required to notify, and in certain cases receive the permission of, the Federal Reserve prior to taking certain actions. In addition, the Bank has entered into an informal supervisory agreement (“Supervisory Agreement”) with the FDIC and DFI on March 26, 2012. See “Supervisory Agreement.”

Company Order

We are currently operating under an Order to Cease and Desist issued by the OTS on May 18, 2009 and now administered by the Federal Reserve. We refer to this order as the Company Order. Under the Company Order, HomeStreet, Inc. agreed to refrain from engaging in all unsafe and unsound practices that have resulted in the operation of HomeStreet, Inc. with low earnings and inadequate capital. In addition, for so long as the Company Order remains in place, HomeStreet, Inc. has also agreed to not do any of the following without the consent of the Federal Reserve:

•	pay dividends or make any other capital distributions;

•	incur, issue, renew, repurchase, make payments on (including payments on trust preferred securities, “TruPS,”) or roll over any debt;

•	increase any current lines of credit;

•	guarantee the debt of any entity;

•	make any “golden parachute” or “prohibited indemnification payments” unless we have complied with certain statutory and regulatory requirements; and

•	make changes in our board of directors or senior executive officers without meeting certain prior notification requirements.

Pursuant to the Company Order, we developed a plan to manage our liquidity, capital and risk profile, and to address our financial obligations, including deferring interest payments on the TruPS, without relying on dividends from the Bank. Following the closing of our initial public offering in February 2012 and the subsequent contribution of $55.0 million to the Bank, we retained capital at the Company that management believes will be adequate to meet the needs of the Company without requiring additional dividends from the Bank for the near future.

The Company Order will remain in effect until terminated, modified or suspended by the Federal Reserve. We believe we are currently in substantial compliance with the Company Order, although the requirements imposed by the Company Order do not include quantitative capital ratio or asset quality targets. We send quarterly status reports to the Federal Reserve at their request.

Supervisory Agreement

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, as of March 26, 2012, the FDIC and DFI have terminated the Bank Order and replaced it with an informal supervisory agreement (“Supervisory Agreement”) which requires, among other things, that the Bank:

•	maintain a minimum Tier 1 leverage capital ratio of 9.0%;

•	continue to reduce the level of adversely classified assets;

•	maintain a three-year strategic plan to improve and sustain the Bank’s profitability, improve its risk profile and satisfactorily maintain capital;

•	provide advance notification to the FDIC and DFI of proposed changes in the Bank board or senior executive officer; and

•	refrain from paying dividends without prior regulatory consent.

Regulation of the Company

General

Because we have made an election under Section 10(1) of the Home Owners’ Loan Act (“HOLA”) for the Bank to be treated as a “savings association” for purposes of Section 10 of HOLA, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, savings and loan holding companies have not been subject to any specific regulatory capital ratios, although they have been subject to review by the Federal Reserve and approval of capital levels as part of its examination process. However, under the Dodd-Frank Act, the Company will be subject to capital requirements beginning July 21, 2015. In addition, the Federal Reserve has indicated that it expects to issue a notice of proposed rule-making outlining how Basel III-based requirements will be implemented, including any proposed application of those requirements to the savings and loan holding companies. Our continued ability to use the provisions of Section 10(1) of HOLA – which allow the Company to be registered as a savings and loan holding company rather than as a bank holding company – is conditioned upon the Bank’s continued qualification as a qualified thrift lender under the Qualified Thrift Lender test set forth in HOLA. See “— Regulation and Supervision of HomeStreet Bank — Qualified Thrift Lender Test.” Since the Bank is chartered under Washington law, the DFI has authority to regulate the Company generally relating to its conduct affecting the Bank. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Numerous provisions of the Dodd-Frank Act affect the Company and its business and operations. Some of the provisions are:

•	The Federal Reserve is to issue capital requirements for savings and loan holding companies, although it has not done so yet and such requirements will not become effective until July 21, 2015.

•	All holding companies of depository institutions are required to serve as a source of strength for their depository subsidiaries.

•	The Federal Reserve is given heightened authority to examine, regulate and take action with respect to all of a holding company’s subsidiaries.

The Company is a unitary savings and loan holding company within the meaning of federal law. Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies as well as activities that are permitted for multiple savings and loan holding companies. Because the Company became a savings and loan holding company prior to that grandfather date, the activities in which the Company and its subsidiaries (other than the Bank and its subsidiaries) may engage generally are not restricted by HOLA. If, however, we are acquired by a non-financial company, or if we acquire another savings association subsidiary (and become a multiple savings and loan holding company), we will terminate our “grandfathered” unitary savings and loan holding company status and become subject to certain limitations on the types of business activities in which we could engage. The Company may not engage in any activity or render any service for or on behalf of the Bank for the purpose of or with the effect of evading any law or regulation applicable to the Bank.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, because the Bank is treated as a savings association subsidiary of a savings and loan holding company, we must give the Federal Reserve at least 30 days’ advance notice of the proposed declaration of a dividend on our guaranty, permanent or other non-withdrawable stock. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve, and the Federal Reserve has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the Bank.

As described above, the Company Order prohibits us, among other things, from (1) paying any dividends or making any other capital distributions, (2) incurring, issuing, renewing, repurchasing, making payment on or rolling over any debt, (3) increasing any current lines of credit or (4) guaranteeing the debt of any entity, in each case without the prior written approval of the Federal Reserve.

Capital / Source of Strength

Under the Dodd-Frank Act, capital requirements will be imposed on savings and loan holding companies such as the Company. The leverage and risk-based capital requirements to be imposed by the appropriate regulator cannot be lower than the minimum leverage and risk-based requirements imposed on depository institutions as of July 21, 2010. Under the Dodd-Frank Act, these requirements will not apply to the Company until July 21, 2015. No regulations governing the Company’s capital requirements under the Dodd-Frank Act have been proposed or issued. In addition, the Federal Reserve has indicated that it expects to issue a notice of proposed rule-making outlining how Basel III-based requirements will be implemented, including any proposed application of those requirements to the savings and loan holding companies. See “Regulation and Supervision of HomeStreet Bank — Capital and Prompt Corrective Action Requirements — Basel Requirements.”

The Dodd-Frank Act also placed restrictions on the ability of depository institution holding companies to use trust preferred securities, or TruPS, as capital. However, since the Company’s TruPS were issued prior to May 19, 2010 and the Company had consolidated assets of less than $15 billion as of December 31, 2009, these restrictions will not apply to the Company’s currently outstanding TruPS.

Regulations and historical practice of the Federal Reserve have required bank holding companies to serve as a “source of strength” for their subsidiary banks. The Dodd-Frank Act codifies this requirement and extends it to all companies that control an insured depository institution. Accordingly, the Company is now required to act as a source of strength for the Bank. The appropriate federal banking regulators are required by the Dodd-Frank Act to issue final rules to carry out this requirement but have not yet done so.

Restrictions Applicable to Savings and Loan Holding Companies

Federal law prohibits a savings and loan holding company, including us, directly or indirectly (or through one or more subsidiaries), from acquiring:

•	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior written approval of the Federal Reserve;

•

through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve or FDIC approval;

•	with certain exceptions, more than 5.0% of the voting shares of a non-subsidiary savings association or a non-subsidiary holding company; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the FDIC).

In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•

if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state-chartered association.

Acquisition of Control

Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of control can occur upon the acquisition of 10.0% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve. Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act (the 60-day period may be extended), taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company. Control can also exist if an individual or company has, or exercises, directly or indirectly or by acting in concert with others, a controlling influence over the Bank. Washington law also imposes certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

Change in Management

Pursuant to the Supervisory Agreement and the Company Order, we are required to give 30 days’ prior written notice to its regulator before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. Our regulators then have the opportunity to disapprove any such appointment.

Dividend Policy

Under Washington law, the Company is generally permitted to make a distribution, including payments of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors, (1) the Company would be able to pay its debts as they become due in the ordinary course of business and (2) the Company’s total assets would at least equal the sum of its total liabilities plus the amount that would be if the Company were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

The Company Order prohibits us from paying dividends or making other capital distributions without the prior written consent of the Federal Reserve. As the Company has elected to defer the payment of interest on its outstanding Subordinated Debt Securities the Company is prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock until it is current on all interest payments due.

In addition, the Company’s ability to pay dividends is significantly dependent on the Bank’s ability to pay dividends to the Company. Per the Supervisory Agreement the Bank is subject to regulatory restrictions with respect to its payment of dividends.

Compensation Policies

Compensation policies and practices at HomeStreet, Inc. and HomeStreet Bank are subject to regulation by their respective banking regulators and the SEC.

Guidance on Sound Incentive Compensation Policies. Effective on June 25, 2010, the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC and the OTS adopted Sound Incentive

Compensation Policies Final Guidance (the “Final Guidance”) designed to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization.

The Final Guidance applies to senior executives and others who are responsible for oversight of HomeStreet’s company-wide activities and material business lines, as well as other employees who, either individually or as a part of a group, have the ability to expose the Bank to material amounts of risk.

Dodd-Frank Act. In addition to the Final Guidance, the Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as HomeStreet. The Dodd-Frank Act added a new Section 14A(a) to the Exchange Act that requires companies to include a separate non-binding resolution subject to shareholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, a new Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking shareholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of the company’s assets to include a separate non-binding shareholder resolution approving certain “golden parachute” payments made in connection with the transaction. A new Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.

In addition, Section 956 of the Dodd-Frank Act requires certain regulators (including the FDIC, SEC and Federal Reserve) to adopt requirements or guidelines prohibiting excessive compensation or compensation that could lead to material loss as well as rules relating to disclosure of compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of Dodd-Frank for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would (1) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation, (2) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss, (3) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions and (4) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator.

FDIC Regulations. We are further restricted in our ability to make certain “golden parachute” and “indemnification” payments under Part 359 of the FDIC regulations, and the FDIC also regulates payments to executives under Part 364 of its regulations relating to excessive executive compensation.

Regulation and Supervision of HomeStreet Bank

General

As a savings bank chartered under the laws of the State of Washington, HomeStreet Bank is subject to applicable provisions of Washington law and regulations of the Washington State Department of Financial Institutions, or DFI. As a state-chartered savings bank that is not a member of the Federal Reserve System, the Bank’s primary federal regulator is the FDIC. It is subject to regulation and examination by the DFI and the FDIC, as well as enforcement actions initiated by the DFI and the FDIC, and its deposits are insured by the FDIC.

Washington Banking Regulation

As a Washington savings bank, the Bank’s operations and activities are substantially regulated by Washington law and regulations, which govern, among other things, the Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer and commercial loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, savings banks in Washington also generally have, subject to certain limitations or approvals, all of the powers that Washington chartered commercial banks have under Washington law and that federal savings banks and national banks have under federal laws and regulations.

Washington law also governs numerous corporate activities relating to the Bank, including the Bank’s ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank may not declare a cash dividend on its capital stock if payment of such dividend would cause its net worth to be reduced below the net worth requirements, if any, imposed by the DFI and dividends may not be paid in an amount greater than its retained earnings without the approval of the DFI. These restrictions are in addition to restrictions imposed by federal law and the Supervisory Agreement. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the DFI. No person or entity may acquire control of the Bank until 30 days after filing an application with the DFI, who has the authority to disapprove the application. Washington law defines “control” of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25.0% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank’s articles of incorporation requires the approval of the DFI.

The Bank is subject to periodic examination and reporting requirements by the DFI, as well as enforcement actions initiated by the DFI. The DFI’s enforcement powers include the issuance of orders compelling or restricting conduct by the Bank and the authority to bring actions to remove the Bank’s directors, officers and employees. The DFI has authority to place the Bank under supervisory direction or to take possession of the Bank and to appoint the FDIC as receiver.

Dodd-Frank Act

Numerous provisions of the Dodd-Frank Act will affect the Bank and its business and operations. For example, the federal prohibition on paying interest on demand deposits was eliminated, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

In addition, under the Dodd-Frank Act:

•	The requirements relating to the Bank’s capital have been modified.

•	The Federal Reserve is required to restrict interchange fees on debit card transactions.

•

In order to prevent abusive residential lending practices, new responsibilities are imposed on parties engaged in residential mortgage origination, brokerage and lending, and securitizers of mortgages and other asset-backed securities are required, subject to certain exemptions, to retain not less than five percent of the credit risk of the mortgages or other assets backing the securities.

•	Restrictions on affiliate and insider transactions are expanded.

•	Restrictions on management compensation and related governance have been enhanced.

•	A federal Bureau of Consumer Financial Protection is created with a broad authority to regulate consumer financial products and services.

•	Restrictions are imposed on the amount of interchange fees that certain debit card issuers may charge.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Insurance of Deposit Accounts and Regulation by the FDIC

The FDIC is the Bank’s principal federal bank regulator. As such, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. The FDIC may prohibit the Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event the Bank violates a law, regulation or order, engages in an unsafe or unsound practice or under certain other circumstances. The FDIC also has the authority to appoint itself as receiver of the Bank or to terminate the Bank’s deposit insurance if it were to determine that the Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Bank is a member of the Deposit Insurance Fund (“DIF”) administered by the FDIC, which insures customer deposit accounts. Under the Dodd-Frank Act, the amount of federal deposit insurance coverage was permanently increased from $100,000 to $250,000, per depositor, for each account ownership category at each depository institution. This change made permanent temporary coverage increases that had been in effect since October 2008. The Dodd-Frank Act provides unlimited FDIC insurance for non-interest bearing transaction accounts at all banks effective as of December 31, 2010 and continuing through December 31, 2012. This generally extends a similar but not identical program that had been available since 2008.

In order to maintain the DIF, member institutions, such as the Bank, are assessed insurance premiums. In light of the stresses that have occurred on the DIF in recent years and increases in insurance coverage, assessments have risen sharply. The FDIC imposed a special assessment on insured institutions in June 2009, has generally increased the assessment rates on insured institutions and required insured institutions to prepay on December 30, 2009 premiums that were expected to become due over the next three years. Because of its weak financial condition at the time, the Bank received an exemption from the requirement to prepay its 2010, 2011 and 2012 assessments and continues to pay those quarterly.

The Dodd-Frank Act requires the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. The minimum ratio of assets in the DIF to the total of estimated insured deposits was increased from 1.15% to 1.35%, and the FDIC is given until September 30, 2020 to meet the reserve ratio. In December 2010, the FDIC adopted a final rule setting the reserve ratio of the DIF at 2.0%. In February 2011, the FDIC adopted a final rule covering assessments on insured institutions. As required by the Dodd-Frank Act, the February rule provides that assessments will be based on an insured institution’s average consolidated assets less tangible equity capital, instead of being based on deposits.

For the purpose of determining an institution’s assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution’s capital levels and its supervisory evaluation. These institutions generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that (1) no quarterly adjustment is in excess of 2 basis points and (2) the cumulative adjustment cannot exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2011, the Bank’s assessment rate was 23 basis points on average assets less average tangible equity capital.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the fourth quarter of 2011 was 0.68 basis points.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any written condition imposed by the FDIC in connection with an application or other request or in connection with a written agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the FDIC finds that the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Qualified Thrift Lender Test

A savings association can comply with the Qualified Thrift Lender test either by meeting the Qualified Thrift Lender test set forth in the HOLA and its implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986 and implementing regulations.

To qualify under the HOLA test, the Bank is required to maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” are total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of the property used to conduct business. “Qualified thrift investments” primarily consists of residential mortgages and related investments, including certain mortgage-backed securities, home equity loans, credit card loans, student loans and small business loans.

To qualify under the Internal Revenue Code test, a savings association must meet both a “business operations” test and a “60% of assets” test. The business operations test requires the business of a savings association to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test requires that at least 60% of a savings association’s assets must consist of residential real property loans and certain other traditional thrift assets. While the Bank is eligible to qualify as a qualified thrift lender under the HOLA test, it is not clear due to statutory ambiguities that the Bank is eligible to qualify under the Internal Revenue Code test. As noted above, it is necessary for the Bank to qualify as a qualified thrift lender only under one of these two tests.

As of December 31, 2011, the Bank held approximately 89.0% of its portfolio assets in qualified thrift investments and had more than $1.45 billion of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2011. Therefore, the Bank qualified under the HOLA test. A savings association subsidiary of a savings and loan holding company that does not meet the Qualified Thrift Lender test must comply with the following restrictions on its operations:

•	the association may not engage in any new activity or make any new investment, directly or indirectly, unless the activity or investment is also permissible for a national bank;

•	the branching powers of the association are restricted to those of a national bank located in the association’s home state; and

•

payment of dividends by the association is subject to the rules regarding payment of dividends by a national bank and must be necessary for its parent company to meet its obligations and must receive regulatory approval.

Further, an institution which fails to comply with the qualified thrift lender test is also subject to possible agency enforcement action as a violation of law under the HOLA. In addition, if the institution does not requalify under HOLA test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible. Within one year of the date that a savings association ceases to meet the Qualified Thrift Lender test, any company that controls the association must register as and be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies. There are certain limited exceptions to these requirements.

Capital and Prompt Corrective Action Requirements

Capital Requirements

Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. “Total capital” generally means the sum of Tier 1 capital and Tier 2 capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. Tier 1 capital generally includes common shareholders’ equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years) and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

The FDIC currently measures a bank’s capital using the (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 capital leverage ratio. The risk-based measures are based on ratios of qualifying capital to risk-weighted assets. To determine risk-weighted assets, assets are placed in one of five categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the five categories. In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.

Prompt Corrective Action Regulations

Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as “prompt corrective action” regulations. All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. The framework for the type of supervisory action is based on a determination of a bank’s capital category as follows:

•

in order to be considered “well capitalized,” a bank must have a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a leverage capital ratio of 5.0% or more, and must not be subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

•

in order to be considered “adequately capitalized,” a bank must have a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (or, a leverage ratio of at least 3.0% if the institution has a composite CAMELS (Capital adequacy, asset quality, management quality, earnings, liquidity and sensitivity to market risk) rating of 1 and is not experiencing or anticipating any significant growth);

•

a bank is “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (or a leverage ratio of at least 3.0% under certain circumstances);

•

a bank is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	a bank is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Additionally, a bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

At each successive lower capital category, an insured bank is subject to increasingly severe supervisory actions. These actions include, but are not limited to, restrictions on asset growth, interest rates paid on deposits, branching, allowable transactions with affiliates, ability to pay bonuses and raises to senior executives and pursuing new lines of business. Additionally, all “undercapitalized” banks are required to implement capital restoration plans to restore capital to at least the “adequately capitalized” level, and the FDIC is generally required to close “critically undercapitalized” banks within a 90-day period.

The Dodd-Frank Act contains provisions intended to strengthen the capital of depository institutions and their holding companies. Among other things, the federal banking agencies are directed to establish minimum leverage capital requirements and minimum risk-based capital requirements for insured institutions and holding companies. Such minimums cannot be less than those in effect July 21, 2010. The Dodd-Frank Act capital requirements on savings and loan holding companies do not become effective until July 21, 2015. The federal banking agencies have issued a final rule which generally adopts a floor for capital of a 4.0% leverage ratio and an 8.0% risk-based ratio.

Basel Requirements

In December 2010, the Basel Committee on Banking Supervision (the “BCBS”) finalized new capital standards. The BCBS is a committee of banking supervisory authorities of various countries, including the United States. The standards adopted by the BCBS in December 2010 are commonly referred to as “Basel III” and will be phased in over a number of years. Basel III, among other things, imposes more restrictive eligibility requirements for Tier 1 and Tier 2 capital and establishes a minimum Tier 1 common equity (generally common stock, stock surplus and retained earnings) to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0% and a minimum total capital (Tier 1 and Tier 2) to risk-weighted assets ratio of 8.0%. In addition, Basel III imposes constraints on dividends and other distributions if the Tier 1 common equity to risk-weighted assets ratio is less than 7.0%, the Tier 1 capital to risk-weighted assets ratio is less than 8.5% or the total capital to risk-weighted assets ratio is less than 10.5%. Basel III also imposes a Tier 1 leverage ratio of 3.0% based on a measure of total exposure rather than total assets, permits regulators to impose an additional 2.5% common equity buffer during periods of excessive credit growth, caps the level of mortgage servicing rights that can be included in capital and introduces new liquidity standards. It is expected that the United States banking regulators will issue proposed rules outlining how Basel III-based requirements will be implemented for depository institutions and their holding companies. If adopted, these rules could result in more stringent capital and liquidity requirements for the Company and the Bank.

Limitations on Transactions with Affiliates

Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity which controls, is controlled by or is under common control with the Bank but which is not a subsidiary of the Bank. The Company and its non-bank subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the Bank’s capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the Bank and its affiliates. Under Section 22(h), loans to a director, executive officer or greater than 10.0% shareholder of the Bank or its affiliates and certain related interests may generally not exceed, together with all other outstanding loans to such person and related interests, 15.0% of the Bank’s unimpaired capital and surplus, plus an additional 10.0% of unimpaired capital and surplus for loans that are fully secured by readily marketable collateral having a value at least equal to the amount of the loan. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as those offered in comparable transactions to other persons, and not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans that are made pursuant to a benefit or compensation program that (1) is widely available to employees of the Bank or its affiliate and (2) does not give preference to any director, executive officer or principal shareholder or certain related interests over other employees of the Bank or its affiliate. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of all loans to all of the executive officers, directors and principal shareholders of the Bank or its affiliates and certain related interests may not exceed 100.0% of the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank believes it is in compliance with the limitations on transactions with affiliates.

The Dodd-Frank Act expands the affiliate transaction rules and the lending rules applicable to executive officers, directors and principal shareholders by, among other things, applying the affiliate transaction rules to securities lending, repurchase agreements and derivatives to transactions and by adding derivatives, repurchase agreements and securities lending transactions with executive officers, directors and principal shareholders to the transactions covered by Sections 22(g) and (h) of the Federal Reserve Act.

Standards for Safety and Soundness

The federal banking regulatory agencies have prescribed, by regulation, a set of guidelines for all insured depository institutions prescribing safety and soundness standards. These guidelines establish general standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines before capital becomes impaired. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard. The Bank maintains a program to meet the information security requirements and believes it is currently in compliance with this regulation.

Real Estate Lending Standards

FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. The Bank’s board of directors is required to review and approve the Bank’s standards at least annually.

The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100.0% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of such ratios should not exceed 30.0% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s board of directors.

Guidance on Real Estate Concentrations

On December 6, 2006, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies may focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	total reported loans for construction, land development and other land represent 100.0% or more of the bank’s risk-based capital; or

•

total commercial real estate loans (as defined in the guidance) represent 300.0% or more of the bank’s risk-based capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months.

The strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and credit risk management practices for institutions with concentrated commercial real estate exposures. The FDIC stated that institutions with significant construction and development and commercial real estate loan concentrations should (1) increase or maintain strong capital levels, (2) ensure that loan loss allowances are appropriately strong, (3) manage construction and development and commercial real estate loan portfolios closely, (4) maintain updated financial and analytical information on their borrowers and collateral and (5) bolster the loan workout infrastructure.

Risk Retention

The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than five percent of the credit risk of the mortgages or other assets. In April 2011, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, published proposed regulations implementing this requirement. Generally, the proposed regulations provide various ways in which the retention of risk requirement can be satisfied and also describe exemptions from the retention requirements for various types of assets, including mortgages. Final regulations have not been adopted.

Activities and Investments of Insured State-Chartered Financial Institutions

Federal law generally prohibits FDIC-insured state banks from engaging as a principal in activities, and from making equity investments, other than those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in certain subsidiaries, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2.0% of the bank’s total assets, (3) acquiring up to 10.0% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity. The law generally provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director of the DFI in certain situations.

Environmental Issues Associated With Real Estate Lending

The Comprehensive Environmental Response, Compensation and Liability Act, or the CERCLA, is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress has acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor” exemption has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Reserves Requirements

The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities.

Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $11.5 million up to $71.0 million in 2012. Net transaction accounts up to $11.5 million are exempt from reserve requirements.

Because required reserves must be maintained in the form of vault cash, a non interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRBSF, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRBSF may be used to satisfy liquidity requirements. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRBSF regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

The Federal Home Loan Bank system consists of twelve regional Federal Home Loan Banks, one of which is the FHLB of Seattle (“FHLB”). Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the Federal Home Loan Bank system. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the FHLB. As a member, the Bank is required to own stock in the FHLB and currently owns $37.0 million of stock in the FHLB. The Federal Housing Finance Agency (the “Finance Agency”) is the primary regulator of the FHLB, and the Finance Agency currently classifies the FHLB as undercapitalized. In October 2010, the FHLB entered into a Stipulation and Consent to the issuance of a Consent Order with the Finance Agency, which sets forth requirements for capital management, asset composition and other operating and risk management improvements.

Community Reinvestment Act of 1977

Banks are subject to the provisions of the Community Reinvestment Act of 1977, or the CRA, which requires the appropriate federal bank regulatory agency to assess a bank’s record in meeting the credit needs of the assessment areas serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open or relocate a branch or facility. The Bank currently has a rating of “Outstanding” under the CRA.

Dividends

Dividends from the Bank constitute the major source of funds for dividends that may be paid by the Company to shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank’s earnings and capital position and is limited by federal and state laws. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if this would cause its net worth to be reduced below the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends on the Bank’s capital stock may not be paid in an amount greater than its retained earnings without the approval of the Director of the DFI. The Supervisory Agreement prohibits the Bank from paying any cash dividends without the prior written consent of the Regional Director of the FDIC’s San Francisco Regional Office and the Director of Banks of the DFI.

The amount of dividends actually paid during any one period will be strongly affected by the Bank’s policy of maintaining a strong capital position. Because the Bank is treated as a savings association subsidiary of a savings and loan holding company, it must give the Federal Reserve at least 30 days’ advance notice of the proposed declaration of a dividend on its guaranty, permanent or other non-withdrawable stock. Federal law prohibits an insured depository institution from paying a cash dividend if this would cause the institution to be

“undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

As the Company has elected to defer the payment of interest on its outstanding TruPS the Company is prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock until it is current on all interest payments due.

Liquidity

The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk and Capital Resources.”

Compensation

The Bank is subject to regulation of its compensation practices. See “Regulation and Supervision —Regulation of the Company — Compensation Policies.”

Bank Secrecy Act and USA Patriot Act

The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations:

•

financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures and controls, (2) specific designation of an anti-money laundering compliance officer, (3) ongoing employee training programs and (4) an independent audit function to test the anti-money laundering program;

•	financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•

financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering through those accounts;

•

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•	bank regulators are directed to consider a bank or holding company’s effectiveness in combating money laundering when ruling on various regulatory applications.

Like all United States companies and individuals, the Company and the Bank are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control (“OFAC”) has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

The Bank maintains a program to meet the requirements of the Bank Secrecy Act, USA PATRIOT Act and OFAC and believes it is currently in compliance with these requirements.

Identity Theft

The federal banking agencies finalized a joint rule implementing Section 315 of the Fair and Accurate Credit Transactions Act, or FACT Act, requiring each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. The rule became effective on January 1, 2008 and mandatory compliance for financial institutions commenced on November 1, 2008. Among the requirements under the rule, the Bank was required to adopt “reasonable policies and procedures” to:

•	identify relevant red flags for covered accounts and incorporate those red flags into the program;

•	detect red flags that have been incorporated into the program;

•	respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•	ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

The Bank maintains a program to meet the requirements of Section 315 of the FACT Act and believes it is currently in compliance with these requirements.

Consumer Protection Laws and Regulations

The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help ensure its compliance with these requirements.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection as a new independent bureau within the Federal Reserve system that is responsible for regulating consumer financial products and services under federal consumer financial laws. The Bureau has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of $10 billion or more.

The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Act also imposes a variety of requirements on entities that service mortgage loans.

The Dodd-Frank Act contains provisions further regulating payment card transactions. The Act required the Federal Reserve to adopt regulations limiting any interchange fee for a debit transaction to an amount which is “reasonable and proportional” to the costs incurred by the issuer. The Federal Reserve has adopted final regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion and the Federal Reserve has stated that it will monitor and report to Congress on the effectiveness of the exemption. Nevertheless, it is unclear whether such smaller issuers (which include the Bank) will, as a practical matter, be able to avoid the impact of the regulations.

Future Legislation or Regulation

In light of recent conditions in the United States economy and the financial services industry, the Obama administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been and will likely continue to be introduced. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or our financial condition.

ITEM 1A	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to our Business

We have experienced adverse conditions that have caused us to be subject to regulatory orders restricting the activities of the Bank and the Company, as a result of which we may not be as profitable as similarly situated banks that are not subject to such conditions.

Since 2009, both the Bank and the Company have operated under regulatory limitations on, among other things, our ability to pay cash dividends or to renew or incur additional debt at the Company level, soliciting or renewing brokered deposits, and extending additional credit to certain borrowers, and our directors and executive officers. We also have been required to reduce classified assets and reliance on noncore funding sources and to improve the Bank’s capital ratios. The cease and desist order dated May 8, 2009 pertaining to the Bank was terminated on March 26, 2012 and replaced with the Supervisory Agreement, while the Company continues to remain subject to the Company Order. We expect to remain subject to it and the Supervisory Agreement for the near future. We intend to take aggressive actions to comply with these obligations. If we are not able to meet the applicable requirements, or if in the future we experience adverse conditions that cause us to fall below the standards set by our regulators and by applicable banking laws and regulations, we may again become subject to more stringent regulatory orders and other regulatory enforcement actions, including but not limited to monetary fines or even the potential closure of the Bank.

Moreover, as we comply with these regulatory enforcement actions, we may not be able to grow our business as quickly and therefore may not be as profitable as other banks that are similarly situated but that are not taking such measures. In addition, our current regulatory enforcement actions do, and we would anticipate that any subsequent voluntary replacement agreement would, limit our ability to take certain actions and pursue various operating strategies that might otherwise improve our earnings and results of operations.

We have incurred substantial losses in the recent past and we cannot assure you that we will remain profitable.

We sustained losses in each quarter from the beginning of 2009 until the second quarter of 2011. Our ability to remain profitable depends primarily on our ability to originate loans and either sell them into the secondary market or hold them in our loan portfolio and collect interest and principal as they come due. When loans become nonperforming or their ultimate collection is in doubt, our income is adversely affected. Our provision for loan losses was $34.4 million during fiscal 2008, $153.5 million in 2009, $37.3 million in 2010 and $3.3 million in 2011. We recognized net losses of $110.3 million and $34.2 million during fiscal 2009 and 2010, respectively. Although we earned net income of $16.1 million during the fiscal year ended December 31, 2011, we cannot offer assurances that we will remain profitable in the future. Our ability to sustain profitability will depend significantly on the successful resolution of nonperforming assets and stabilization of our loan portfolio, the timing and effectiveness of which cannot be assured. No assurance can be given that we will be successful in such efforts.

HomeStreet, Inc. primarily relies on dividends from the Bank and payment of dividends by the Bank is restricted.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital, the primary source of our funds from which we service our debt, pay dividends and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our informal supervisory agreement with the FDIC and DFI. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts and fund operations.

HomeStreet is prohibited from paying cash dividends under current regulatory orders and certain contractual agreements.

The Company is currently operating under a cease and desist order issued by its primary regulator which prohibits the Company from, among other things, making cash dividends or distributions to shareholders. In addition, we have elected to defer the payment of interest on each of our four outstanding series of trust preferred securities, or TruPS, and pursuant to the indentures governing those debt instruments, we are prohibited from declaring or paying cash dividends or distributions, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to any of our capital stock, until we are current on our interest payments under the TruPS. We have the right under the indenture to continue to defer our interest payments on the TruPS until December 15, 2013. These restrictions on our ability to declare or make cash dividends may have a material adverse effect on the market value of our common stock.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our business.

During the period from early 2008 through most of 2011, the United States economy in general, and the financial institutions sector in particular, experienced a severe downturn owing to a number of factors that affected virtually every aspect of our business. While these conditions appear to have moderated to some degree, there remains considerable uncertainty that continues to affect our business, and that raises significant risk as to our ability to return to sustained profitability.

In particular, we may face risks related to market conditions that may negatively impact our business opportunities and plans, such as:

•	uncertainty related to increased regulation and aggressive governmental enforcement in the financial sector, including increased costs of compliance;

•	the models we use to assess the creditworthiness of our customers may become less reliable in predicting future behaviors which may impair our ability to effectively make underwriting decisions;

•	challenges in accurately estimating the ability of our borrowers to repay their loans if our forecasts of economic conditions and other economic predictions are not accurate;

•	further increases in FDIC insurance premiums due to additional depletion of that agency’s insurance funds;

•	restrictions in our ability to engage in routine funding transactions due to the commercial soundness of other financial institutions and government sponsored entities; and

•	increased competition from further consolidation in the financial services industry.

If recovery from the economic recession slows or if we experience another recessionary dip, our ability to access capital and our business, financial condition and results of operations may be adversely impacted.

An important information technology systems provider was recently identified as having internal control deficiencies, which could give rise to significant risks to the Bank and the Company.

We were recently notified that the provider of one of the Bank’s critical information technology and transaction processing systems has been identified as posing a significant risk to banking operations for that vendor’s clients. That vendor has been criticized for, among other things, an unsatisfactory risk management system, the lack of a compliance culture and a lack of internal controls. That vendor has encountered a significant cyberattack and related computer fraud, and there have been indications that in the absence of a prompt remediation of known and unknown deficiencies, that vendor’s systems may create enhanced risk for users.

The Bank does not use this system that was the subject of the cyberattack; however, the Bank uses this vendor for a wide variety of important functions, and prior to the identification of these issues, we had planned to increase our reliance on this vendor and its products and services. Our board of directors, as well as the Bank’s board of directors, have been briefed on this development and management is actively seeking ways in which to assess and mitigate any enhanced risks to the Bank and to our customers. However, if these concerns are not addressed promptly, the Bank could experience a number of potentially materially adverse consequences, including:

•	greater than normal exposure to compliance problems, which could lead to adverse regulatory actions, including potential enforcement actions;

•

the need to replace one or more of our information systems providers, which could lead to increased costs, disruptions in our relationships with one or more customers, management distractions, and other difficulties;

•	potential claims by customers, including class action claims, resulting from actual or alleged compromises of consumer or business financial information;

•	difficulties in maintaining an adequate system of internal controls and procedures and internal control over financial reporting;

•

the loss of confidence of one or more of our customers, or reputational harm associated with the use of these systems, particularly if our customers experience actual difficulties, losses or attacks; and

•	a dispute with this vendor over the adequacy of the products and services for which we contracted, potentially including increases in legal fees and other litigation costs.

Adverse economic conditions in the Pacific Northwest and Hawaii have caused us to incur losses in the past and may cause us to incur losses in the future.

Our mortgage banking and retail and commercial banking operations are currently concentrated in the Puget Sound area of Washington, and to a lesser extent, the Vancouver, Washington and Portland, Oregon regions and Hawaii. We also have lending offices in Spokane and Aberdeen, Washington, and Salem, Oregon. In addition, we expect to expand by approximately 13 mortgage origination offices in Washington and Idaho to accommodate mortgage personnel that we hired during the first quarter of 2012. Deterioration in economic conditions in these markets, including decreasing real estate values and sales and high levels of unemployment and commercial real estate vacancy rates, have had and may continue to have a material adverse impact on the quality of our loan portfolio and the demand for our products and services. In particular, the economic slowdown in our markets has resulted in many of the following conditions, which have had, and may continue to have, an adverse impact on our business:

•	an increase in loan delinquencies, problem assets and foreclosures;

•	a decline in the demand for products and services, including reduction in the volume of our single family purchase loan transactions and commercial real estate loan transactions;

•	a decline in the value of loan collateral, especially real estate, which in turn may reduce customers’ borrowing power;

•	a decline in the demand for loans; and

•	a decline in the origination of loans, especially residential construction, income property and business banking loans.

Each of these conditions has had and may continue to have a material adverse effect on our results of operations, including but not limited to a decrease in fee income and net interest income.

In addition, as a result of the significant deterioration in economic conditions in our markets, our loan portfolio suffered substantial deterioration during the recent economic decline, and these conditions continue to impact our asset quality. Total “classified assets,” which comprise the outstanding balance of all loans classified as substandard or doubtful and the carrying value of all other real estate owned (“OREO”), totaled $363.9 million, or 14.6% of total assets, as of December 31, 2010 and $188.2 million, or 8.3% of total assets as of December 31, 2011. We had an additional $153.3 million, or 6.8% of total assets that we classified as “special mention” as of December 31, 2011. At December 31, 2010 and December 31, 2011, our nonaccrual loans totaled $113.2 million, or 7.1%, and $76.5 million, or 5.7% of loans held for investment, respectively. No assurance can be given that additional loans will not be added to “classified” or “special mention” status or that existing classified or special mention loans will not migrate into lower classifications, either of which would require us to recognize additional provisions for loan losses. Additionally, we cannot assure you that we can foreclose on and sell real estate collateral without incurring additional losses.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that has experienced significant volatility.

Approximately 69.0%, 66.0% and 58.1% of our consolidated revenues (interest income plus noninterest income) in the years ended December 31, 2011, 2010 and 2009, respectively, were derived from originating, selling and servicing residential mortgages, and 29.0%, 28.5% and 24.9% of our consolidated total assets as of the end of each of those periods, respectively, represented residential mortgage loans held for investment. In addition, in the first quarter of 2012 we significantly expanded our single family mortgage loan operation, which we expect will further increase the percentage of our revenue derived from residential mortgage lending, thereby increasing our exposure to risks in that sector. Residential mortgage lending in general has experienced substantial volatility in recent years, and each of our primary geographic market areas has recorded more significant declines in real estate values and higher levels of foreclosures and mortgage defaults than the national averages for those statistical categories. Were these trends to be protracted or exacerbated, our financial condition and result of operations may be affected materially and adversely.

The significant concentration of real estate secured loans in our portfolio has had and may continue to have a negative impact on our asset quality and profitability as a result of continued or worsening conditions on the real estate market and higher than normal delinquency and default rates.

Substantially all of our loans are secured by real property. As of December 31, 2011, 95.6% of all of our outstanding loans, totaling $1.29 billion, were secured by real estate, including $496.9 million in single family residential loans, $402.1 million in commercial real estate loans (including $102.4 million in owner-occupied loans underwritten based on the cash flows of the business), $56.4 million in multifamily residential loans, $173.4 million in construction and land development loans and $158.9 million in home equity loans.

Our real estate secured lending is generally sensitive to regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, as well as the adverse impacts of the economic slowdown and recession and an associated increase in unemployment, have resulted in higher than expected loan delinquencies and foreclosures, problem loans and OREO, net charge-offs and provisions for credit and OREO losses. We may continue to incur losses and may suffer additional adverse impacts to our capital ratios and our business. If the significant decline in market values continues, the collateral for our loans will provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Continued or worsening conditions in the real estate market and higher than normal delinquency and default rates on loans could cause other adverse consequences for us, including:

•

the reduction of cash flows and capital resources, as we are required to make cash advances to meet contractual obligations to investors, process foreclosures, and maintain, repair and market foreclosed properties;

•	declining mortgage servicing fee revenues because we recognize these revenues only upon collection;

•	increasing loan servicing costs;

•	declining fair value on our mortgage servicing rights; and

•	declining fair values and liquidity of securities held in our investment portfolio that are collateralized by mortgage obligations.

Our loans held for investment have historically been concentrated in construction and residential land acquisition, development and construction loans, which have a higher risk of loss than residential mortgage loans, and we have experienced increased delinquencies and loan losses related to those loans.

Construction and residential land acquisition, development and construction loans (“ADC loans”) represented 12.9%, 17.7% and 30.3% of our total loan portfolio at December 31, 2011, 2010 and 2009, respectively. Such loans represented 63.3%, 58.3% and 79.1% of our nonperforming loans at those dates. In 2011, 2010 and 2009, 52.9%, 82.5% and 80.7% of our charge-offs came from construction and ADC loans. If current downward trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses from these loans. An increase in our delinquencies and credit losses would adversely affect our financial condition and results of operations, perhaps materially.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for loan losses will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for loan losses to provide for defaults and nonperformance, which represents management’s best estimate of probable incurred losses inherent in the loan portfolio. Management’s estimate is the result of our continuing evaluation of specific credit risks and loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other factors that may indicate future loan losses. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our financial condition, results of operations and cash flows.

Nonperforming assets take significant time to resolve and adversely affect our financial condition and results of operations.

At December 31, 2011 and 2010, our nonperforming assets (which include OREO) were $115.1 million, or 5.1%, and $283.7 million, or 11.4%, respectively, of our total assets. At December 31, 2011 and 2010, nonperforming loans totaled $76.5 million, or 5.7%, and $113.2 million, or 7.1%, respectively, of our total loan portfolio. In addition, we had $35.8 million at December 31, 2011 and $43.5 million at December 31, 2010 in loans that were 90 or more days past due and still held on accrual status and $27.6 million at December 31, 2011 and $21.6 million at December 31, 2010 in loans 30 to 89 days delinquent. We may continue to incur additional losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans, which adversely affects our income. Additionally, higher levels of nonperforming assets increase our loan administration and legal expenses.

In addition, when we take possession of collateral through foreclosure or other similar proceedings, we are required to record the related collateral at the then fair value of the collateral less selling costs, which may result in a loss. Nonperforming assets increase our risk profile and the level of capital we and our regulators believe is adequate in light of such risks. Impairment of the value of these assets, the value of the underlying collateral, the liquidity and net worth of guarantors, or our borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition. See discussion below regarding additional risks associated with other real estate owned.

Our OREO may be subject to additional impairment and expense associated with ownership, and such properties may ultimately be sold at below appraised values.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned, or OREO. We foreclose on and take title to the real estate collateral for defaulted loans as part of our business. We obtain appraisals on these assets prior to taking title to the properties and periodically thereafter. However, due to continuing deterioration in the market prices for real estate in our markets, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we can give no assurances that the losses associated with OREO will not exceed the estimated amounts, which would adversely affect future results of our operations. The calculation for the adequacy of write-downs of our OREO is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience. All of these factors have caused further write-downs in recent periods and can change without notice based on market and economic conditions.

In addition, our earnings may be affected by various expenses associated with OREO, including personnel costs, insurance, taxes, completion and repair costs and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write-downs, with a corresponding expense in our statement of operations. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition. Furthermore, the management and resolution of nonperforming assets, which include OREO, increases our noninterest expense and requires significant commitments of time from our management and directors, which can detract from the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming assets in the future.

Our underwriting practices may not have adequately captured the risk inherent in our loan portfolio and our past underwriting practices may result in loans that expose us to a greater risk of loss.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices will often include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; obtaining personal guarantees of loans to businesses; and verification of liquid assets. If our underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses.

Prior to the revision of our lending policies in September 2008 we granted numerous exceptions to our loan-to-value limits, and our current aggregate loan-to-value exceptions remain elevated, although within regulatory guidelines. During 2008 we began originating up to 100.0% loan-to-value loans to qualifying consumers to purchase select properties on which we held a construction lien and also converted some of our construction loans to permanent investor rental property loans, many of which are high loan-to-value ratios. We also originated first mortgage loans and a concurrent purchase money second mortgages with a combined loan-to-value ratio of up to

100.0% for purchase borrowers on select properties. In addition, certain of our home equity lines of credit may have, when added to existing senior lien balances, a post-funding combined loan-to-value ratio of greater than 100.0% of the value of the property securing the loan. Residential loans with high combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.

A substantial amount of our residential mortgage loans and home equity lines of credit also have adjustable interest rates, and these loans may experience a higher rate of default in a rising interest rate environment. In addition, loans with high combined loan-to-values may experience higher rates of delinquencies, defaults and losses. In declining real estate or rental markets, investor property borrowers may not have the incentive to carry the burden of negative cash flow and thus may have higher default rates. We are actively working to reduce our concentrations of those loans with a higher risk of default; however, we are still subject to an increased exposure of loss due to those loans.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our single family loans held for sale.

The value our mortgage servicing rights (“MSRs”) changes with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of MSRs related to changes in interest rates, we actively hedge this risk with derivative financial instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. As it would be both impracticable and economically infeasible to hedge away substantially all of our interest rate risk, we do not seek to hedge this risk completely. Changes in the value of our hedging instruments may not correlate with changes in the value of our MSRs, and we could incur a net valuation loss as a result of our hedging activities, because our hedging strategy or instruments are imperfect, or both. Prior to January 2010, we valued our MSRs at the lower of cost or market value. For the years ended December 31, 2006, 2007, 2008 and 2009, we recognized net MSR/hedge gains and (losses) of $1.7 million, $1.7 million, $5.4 million and $(4.7 million), respectively. In January 2010, we elected to value our MSRs at fair value which we believe has enabled more effective hedging strategies. In 2010 and 2011, we recognized net MSR/hedge gains of $4.3 million and $13.4 million, respectively. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, we expect the volume of our MSRs to increase which will increase our exposure to the risks associated with the impact of interest rate fluctuations on MSRs.

The fair value of our single family mortgage servicing rights is subject to substantial interest rate risk.

A substantial portion of our single family loans are sold into the secondary market. We are exposed to the risk of decreases in the fair value of our single family loans held for sale as a result of changes in interest rates. We use derivative financial instruments to hedge this risk; however our hedging strategies, techniques and judgments may not be effective and may not anticipate every event that would affect the fair value of our single family loans held for sale. Our inability to effectively reduce the risk of fluctuations in the fair value of our single family loans could negatively affect our results of operations due to decreases in the fair value of these assets.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, it is necessary to foreclose and take title to real estate, which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

If we breach any of the representations or warranties we make to a purchaser when we sell mortgage loans, we may be liable to the purchaser for unpaid principal and interest on the loan.

When we sell mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our loan sale agreements require us to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may be required to repurchase such loan and/or bear any subsequent loss on the loan. We may not have any remedies available to us against a third party for such losses, or the remedies available to us may not be as broad as the remedies available to the purchaser of the mortgage loan against us. In addition, if there are remedies against a third party available to us, we face further risk that such third party may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces remedies against us, we may not be able to recover our losses from a third party and may be required to bear the full amount of the related loss. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

If we breach any representations and warranties or fail to follow guidelines when originating a FHA/HUD insured loan or a VA guaranteed loan, we may lose the insurance or guarantee on the loan and suffer losses and/or pay penalties.

We originate and purchase, sell and thereafter service single family loans that are insured by FHA/HUD or guaranteed by the Veterans’ Administration, or VA. We certify to FHA/HUD and VA that the loans meet their requirements and guidelines. The FHA/HUD and VA audit loans that are insured or guaranteed under their programs, including audits of our processes and procedures as well as individual loan documentation. Violations of guidelines can result in monetary penalties or require us to provide indemnifications against loss or loans declared ineligible for their programs. In the past, monetary penalties and losses from indemnifications have not created material losses to the Bank. As a result of the housing crisis, FHA/HUD has stepped up enforcement initiatives. In addition to regular FHA/HUD audits, HUD’s Inspector General has become active in enforcing FHA regulations with respect to individual loans and has partnered with the Department of Justice (DOJ) in filing lawsuits against lenders for systemic violations. The penalties resulting from such lawsuits can be much more severe, since systemic violations can be applied to groups of loans and penalties may be subject to treble damages. The DOJ has used the Federal False Claims Act in prosecuting these lawsuits. Because of our significant origination of FHA/HUD insured and VA guaranteed loans, if the DOJ were to find potential violations by the Bank, we could be subject to material monetary penalties and/or losses, and may even be subject to lawsuits alleging systemic violations which could result in treble damages.

We may face risk of loss if we purchase loans from a seller that fails to satisfy its indemnification obligations.

We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breaches such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so. Currently, we only purchase loans from Windermere Mortgage Services Series LLC, a joint venture with certain Windermere real estate brokerage franchise owners.

The proposed restructuring of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could negatively affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily Delegated Underwriting and Servicing™, or DUS, program. These activities represented 72.1%, 67.5% and 59.9% of our consolidated revenues (interest income plus noninterest income) for the years ended 2011, 2010 and 2009, respectively. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. None of these proposals have yet been defined with any specificity, and so we cannot predict how any such initiative would impact our business. However, any restructuring of Fannie Mae and Freddie Mac that restricts their loan repurchase programs may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That asset was valued at $77.3 million and $87.2 million at December 31, 2011 and 2010, respectively. Changes in Fannie Mae’s and Freddie Mac’s policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

Through our wholly owned subsidiary Home Street Capital Corporation, we participate as a lender in the Fannie Mae Delegated Underwriting and Servicing program, or DUS. Fannie Mae delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to Fannie Mae. In the years ended December 31, 2011 and 2010, we originated $125.7 million and $55.8 million in loans through the DUS program, respectively.

Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency. On February 11, 2011, the Obama administration presented Congress with a report titled “Reforming America’s Housing Finance Market, A Report to Congress,” outlining its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

In addition, our ability to generate income through mortgage sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of mortgage-backed securities in the secondary market. Some of these programs have been reduced in recent periods due to current economic conditions, and the size of loans that Fannie Mae and Freddie Mac can guarantee declined as of October 1, 2011. Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on our loan origination and mortgage sales as well as our results of operations. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities could negatively impact our results of business, operations and cash flows. Further, the Dodd-Frank Act imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities.

The lending qualification and limits of FHA and VA may also be subject to changes that may limit our origination of loans guaranteed or insured by the agencies in the future.

A significant portion of our residential mortgage origination volume is derived from FHA and VA lending programs. Housing finance reform legislation decreased FHA loan limits effective October 1, 2011 from $567,500 to $506,000 in our primary markets in King, Pierce and Snohomish Counties, still substantially above the limit of $417,000 that existed prior to February 2009. FHA loan limits also decreased for other markets in which we operate. The FHA mutual mortgage insurance premiums changed in April 2011, with the premium collected at closing or financed in the loan amount decreasing from 2.25% to 1.00%, while the annual premium increased from 0.55% to 1.15%. As a result, conventional financing has become more affordable and more attractive relative to FHA financing for high loan-to-value borrowers who can afford the 5.0% minimum down payment required for conventional loans. While it is too soon to know what the long-term impacts of this legislation will be on our business, our FHA loan production was down slightly in the second half of 2011 when compared to the overall trend for 2011.

Fluctuations in interest rates could adversely affect the value of our assets and reduce our net interest income and noninterest income thereby adversely affecting our earnings and profitability.

Our earnings are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans. Changes in interest rates also affect demand for our residential loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income. These rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. Changes in interest rates may reduce our mortgage revenues, which would negatively impact our noninterest income.

Our securities portfolio includes securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and other securities that are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders’ equity until realized upon sale. As a result, future interest rate fluctuations may impact shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition.

A significant portion of our noninterest income is derived from originating residential mortgage loans and selling them into the secondary market. That business has benefited from a long period of historically low interest rates. To the extent interest rates rise, particularly if they rise substantially or quickly, we may experience a reduction in mortgage refinancing and financing of new home purchases. These factors may negatively affect our mortgage loan origination volume and adversely affect our noninterest income.

Our mortgage servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or depressed real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. Changes in prepayment rates are therefore difficult for us to predict. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. The loan administration fee income related to the residential mortgage loan servicing rights corresponding to a mortgage loan deceases as mortgage loans are prepaid. Consequently, the fair value of portfolios of residential mortgage loan servicing rights tend to decrease during periods of declining interest rates, because greater prepayments can be expected and, as a result, the amount of loan administration income received also decreases.

We may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period. In addition, as a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011 and 2010, we had stock in the FHLB totaling $37.0 million. Our FHLB stock is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

Inability to access and maintain liquidity could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity that would negatively impact our ability to fund continued loan growth and may negatively affect asset growth and, therefore, our earnings capability.

The termination or restructuring of Fannie Mae or Freddie Mac may have an adverse impact on our ability to fund and sell conventional loans and to generate loan fees and gains on sales and create servicing income.

Our main sources of liquidity are loan sales, deposits, payments of principal and interest received on loans and investment securities. In addition, we also rely on borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco, or FRBSF. However, the FHLB has discontinued the repurchase of its stock and discontinued the distribution of dividends. Based on the foregoing, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels. In the event of a deterioration in our financial conditions or a further downturn in the economy, particularly in the housing market, our ability to access these funding resources could be negatively affected, which could limit the funds available to us and make it difficult for us to maintain adequate funding for loan growth. In addition, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, resulting in a further unfavorable impact on our business, financial condition and results of operations.

Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

We are subject to extensive regulation that has restricted and could further restrict our activities, including capital distributions, and impose financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the DFI and the Federal Reserve, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations to which we are subject are evolving and change frequently. Changes to those laws, rules and regulations are also sometimes retroactively applied. Furthermore, the on-site examination cycle for an institution in our circumstances is frequent and extensive. Examination findings by the regulatory agencies may result in adverse consequences to the Company. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit premiums assessed and require us to increase our allowance for loan losses.

Legislative or regulatory action regarding foreclosures, forced mortgage principal reduction, or bankruptcy laws may negatively impact our business.

Legislation and regulations have been proposed which, among other things, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings and could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process. Congress and various regulatory authorities have proposed programs that would require a reduction in principal balances of “underwater” residential mortgages, which if implemented would tend to reduce loan servicing income and which might adversely affect the carrying values of portfolio loans. These legislative and regulatory proposals generally have focused primarily, if not exclusively, on residential mortgage origination, but we cannot offer assurances as to which, if any, of these initiatives may be adopted or, if adopted, to what extent they would affect our business. Any such initiatives may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision — Regulation and Supervision of HomeStreet Bank.”

The Dodd-Frank Act is expected to increase our costs of operations and may have a material negative effect on us.

The Dodd-Frank Act significantly changes the laws as they apply to financial institutions and revises and expands the rulemaking, supervisory and enforcement authority of federal banking regulators. It is also expected to have a material impact on our relationships with current and future customers. Although the statute will have a greater impact on larger institutions than regional bank holding companies such as the Company, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•

transfers supervision and regulation of HomeStreet, Inc. from the OTS to the Federal Reserve, which has stricter capital requirements for bank holding companies than those historically imposed on savings and loan holding companies, potentially limiting our ability to deploy our capital into earning assets, which would serve to limit our own earnings;

•

grants the FDIC back-up supervisory authority with respect to depository institution holding companies that engage in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund and heightens the Federal Reserve’s authority to examine, prescribe regulations and take action with respect to all subsidiaries of a bank holding company;

•

prohibits insured state-chartered banks such as ours from engaging in certain derivatives transactions unless the chartering state’s lending limit laws take into consideration credit exposure to derivatives transactions;

•	subjects both large and small financial institutions to data and information gathering by a newly created Office of Financial Research;

•

creates a new Consumer Financial Protection Bureau given rulemaking, examination and enforcement authority over consumer protection matters and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrowers’ ability to repay and prepayment penalties; and

•	imposes certain corporate governance and executive compensation standards that may increase costs of operation and adversely affect our ability to attract and retain management.

Some of these changes are effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions, not all of which have been completed, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

The short-term and long-term impacts of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain.

The Basel Committee on Banking Supervision (Basel Committee) recently adopted new standards that could lead to significantly higher capital requirements, higher capital charges, a cap on the level of mortgage servicing rights that can be included in capital, and more restrictive leverage and liquidity ratios. These new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators or applied to community banks of our size and their holding companies. Implementation of these standards, or any other new regulations, might adversely affect our ability to pay dividends or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

The rapid expansion of our single family mortgage loan operations could pose a challenge if we are not able to successfully integrate our new hires and new offices, and could require significant resources or divert our management’s attention.

The rapid expansion of our single family mortgage loan operations through the hiring of a substantial number of mortgage loan personnel previously affiliated with MetLife Home Loans will involve significant expense and expose us to potential additional risks, including the expense of hiring and training a large number of new employees, costs associated with opening new stand-alone loan offices to provide for the new employees, diversion of management’s attention from the daily operations of the business and the potential loss of other key employees. We cannot guarantee that these costs will be fully offset by increased revenue generated by the expansion in this business line in the near future, or at all.

The strength and stability of other financial institutions may adversely affect our business.

Our counterparty risk exposure is affected by the actions and creditworthiness of other financial institutions with which we do business. Negative impacts to our counterparty financial institutions could affect our ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Many of these types of transactions can expose us to credit risk in the event of default by a direct or indirect counterparty or client.

If other financial institutions in our markets dispose of real estate collateral at below-market or distressed prices, such actions may increase our losses and have a material adverse effect our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale, mortgage servicing rights related to single family loans and single family loans held for sale. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.

Our operations could be interrupted if our third-party service and technology providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service and technology providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted and our operating expenses may be materially increased. If an interruption were to continue for a significant period of time, our business financial condition and results of operations could be materially adversely affected.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

In addition, because of the demand for technology-driven products, banks are increasingly contracting with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly transaction, strategic, reputation and compliance risks. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.

The network and computer systems on which we depend could fail or experience a security breach.

Our computer systems could be vulnerable to unforeseen problems. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. Our Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

We expect that the obligations of being a public company, including the substantial public reporting obligations and compliance with related regulations, will require significant expenditures and place additional demands on our management team. Compliance with these rules will, among other things, require us to assess our internal controls and procedures and evaluate our accounting systems. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy these obligations. In addition, we have hired, and may need to hire further additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses, although we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements, and could divert our management’s attention from our operations.

An interruption in or breach of our information systems could impair our ability to originate loans on a timely basis and may result in lost business.

We rely heavily upon communications and information systems to conduct our lending business. Any failure or interruption or breach in security of our information systems or the third-party information systems that we rely on could cause delays in our operations. We cannot assure you that no failures or interruptions will occur or, if they do occur, that we or the third parties on which we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our business, financial condition and results of operations.

Federal, state and local consumer lending laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending, servicing and loan investment activities. They increase our cost of doing business, and ultimately may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

Some provisions of our articles of incorporation and bylaws and certain provisions of Washington law may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a favorable price.

Some provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

•	a classified board of directors so that only approximately one third of our board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without shareholder approval; and

•

the ability of our board of directors to issue shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine.

In addition, as a Washington corporation, we are subject to Washington law which imposes restrictions on some transactions between a corporation and certain significant shareholders. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

We have deferred payment of the interest on our outstanding TruPS for each quarter since December 15, 2008 and, accordingly, we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

There are currently four separate series of the TruPS outstanding, each issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (a) there is an event of default under such indenture (including a default that will occur solely with passage of time); (b) we are in default with respect to payment of any obligations under such guarantee; or (c) we have deferred payment of interest on the debentures outstanding under that indenture. We are entitled, at our option but subject to certain conditions, to defer payments of interest on each series of debentures from time to time for up to five years.

Events of default under each indenture generally consist of our failure to pay interest on the TruPS (except in certain circumstances, including a deferral of interest described in (c) above), our failure to pay any principal of, or premium, if any, on, such TruPS when due, our failure to comply with certain covenants under such indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or, in some cases certain of our significant subsidiaries.

Because we have deferred payments of interest on each series of the TruPS, we are prohibited by the indentures from declaring or paying any dividends on our common stock, repurchasing or otherwise acquiring our common stock and making any payments to holders of our common stock in the event of our liquidation. These restrictions, which will continue until we are current on interest payments with respect to these indentures, may have a material adverse effect on the market value of our common stock. This will cause us to incur increasing interest expense as deferred interest payments are capitalized to principal and may limit our ability to raise additional capital.

Although management currently believes the Company has adequate capital to pay the deferred interest on the TruPS when it becomes due, if there are significant changes in our financial condition prior to that time or if we subsequently lack adequate capital to pay future interest payments on these securities, we may need to raise additional capital to provide liquidity at the Company for the payment of future interest on TruPS, either from distributions from the Bank or external sources.

Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of TruPS in the future with terms similar to those of the existing debentures, or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We lease principal offices, which are located in office space in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This office lease provides sufficient space to conduct the management of our business. In addition, we currently lease space for all 29 of our office locations. Our branches include separate lending and retail banking facilities, as well as combined facilities, located in Washington, Oregon and Hawaii. During the first quarter of 2012, we hired approximately 170 mortgage personnel who had been employed in Washington, Oregon and Idaho by MetLife Home Loans. We anticipate that we will have approximately 13 additional stand-alone lending centers in Washington and Idaho after we integrate these new hires.

ITEM 3	LEGAL PROCEEDINGS

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq Global Market on February 10, 2012 under the symbol “HMST.” Prior to that date, our common stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low (other than our initial public offering price of $22 per share) reported sales prices per share of the common stock as reported on the Nasdaq Global Market, our principal trading market (as adjusted to reflect the two-for-one forward stock split effective March 6, 2012).

	High	Low
2012
February 10 through March 27	29.98	22.66

On March 27, 2012, the last reported sale price of our common stock on the Nasdaq Global Market was $27.24 per share. As of March 27, 2012, there were approximately 169 shareholders of record of our common stock.

Dividend Policy

HomeStreet, Inc. has not paid cash dividends on our stock since April 2008.

The amount and timing of any future dividends have not been determined. The payment of dividends will depend upon a number of factors, including capital requirements, the Company’s and the Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations, general economic conditions and certain restrictions described below.

We are currently subject to a cease and desist order from the Federal Reserve that prohibits us from declaring, making or paying any dividends on our common stock without the prior written consent of the Federal Reserve. See “Regulation and Supervision — Company Order” for information on that regulatory restriction. Washington law also imposes certain restrictions on the ability of the Company to pay dividends. See “Regulation and Supervision — Regulation of the Company — Dividend Policy.”

Our outstanding trust preferred securities, or TruPS, also restrict the payment of dividends under the terms of their indentures. We have issued $61.9 million in junior subordinated debentures in connection with the sale of TruPS by the HomeStreet Statutory Trusts. The related indenture agreements, guarantees and declarations of trust for each statutory trust prohibit us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (1) an event of default has occurred or is occurring under such debentures (2) we are in default with respect to payment of any obligations under such guarantee or (3) we have deferred payment of interest on the outstanding junior subordinated debentures, which deferral of interest is permitted by the terms of the indentures from time to time for up to five years. We have deferred payment of interest on all of the junior subordinated debentures for each quarter since December 15, 2008. Accordingly, the restrictions on dividends and repurchases described in this paragraph are effective and will continue to be effective until we are current on our interest payments with respect to the junior subordinated debentures.

Our ability to pay dividends will also depend, in large part, upon receipt of dividends from the Bank. We will have limited sources of income other than dividends from the Bank and earnings from the investment of proceeds from our initial public offering of common stock that we retained. The Supervisory Agreement prohibits the Bank from declaring, making or paying any dividends on its common stock without prior written consent of the FDIC and the DFI. See “Regulation and Supervision — Dividends” for more information on that regulatory restriction.

For the foregoing reasons, there can be no assurance that we will pay dividends on our common stock in any future period.

Sales of Unregistered Securities

Following the completion of our initial public offering, we granted equity awards consisting of options to purchase a total of 298,493 shares of our common stock, and a total of 109,298 shares of restricted common stock, to our directors and certain executive officers pursuant to the private placement exemption of Section 4(2) of the Securities Act.

Stock Repurchases in the Fourth Quarter

Not Applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2011, including the 2010 Equity Incentive Plan, the 2011 HomeStreet, Inc. Equity Incentive Plan for Non-Employee Directors and the retention grants made in 2010 outside of the 2010 Equity Incentive Plan but subject to the terms and conditions of that plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Plans Approved by Shareholders (1)	0	N/A	0	(3)	0	(3)
Plans Not Approved by Shareholders (2)	223,200	$1.47	N/A		223,200

(1)	Consists of the 2010 Equity Incentive Plan and the 2011 HomeStreet, Inc. Equity Incentive Plan for Non-Employee Directors.
(2)	Consists of the retention equity awards granted in 2010 outside of the 2010 Equity Incentive Plan but subject to its terms and conditions.
(3)	The 2010 Equity Incentive Plan was not in effect prior to our initial public offering in February 2012. Following our initial public offering, the number of shares available for issuance under the 2010 Equity Incentive Plan, giving effect to our 2-for-1 forward stock split in March 2012, was 706,356. This amount was established by our board of directors, which has determined that it will not issue equity grants under the 2010 Equity Incentive Plan in an amount that would cause the combined amount of awards granted pursuant to the 2010 Equity Incentive Plan and the 2010 retention equity awards to exceed 10% of the number of shares outstanding immediately following the closing of our initial public offering, or an aggregate of 706,356 shares. As a result of retention equity award option issuances of 223,200 shares in 2010, the total number of shares remaining available under the 2010 Equity Incentive Plan is 483,156 shares, and the total number of shares available for issuance under all shareholder approved plans, including the 84,000 shares available for issuance under the 2011 Equity Incentive Plan for Non-Employee Directors, is 567,156 shares.

Stock Performance Graph

Not Applicable.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2011 and 2010 and for each of the years ended December 31, 2011, 2010 and 2009 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2009, 2008 and 2007 and for each of the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2011	2010	2009	2008	2007
Income Statement Data (for the period ended):
Net interest income	$48,340	$39,034	$31,502	$75,885	$90,037
Provision for loan losses	3,300	37,300	153,515	34,411	10,955
Noninterest income	98,122	96,931	59,230	40,346	23,298
Noninterest expense	127,257	132,215	94,448	70,189	71,253

Net income (loss) before taxes	15,905	(33,550)	(157,231)	11,631	31,127
Income taxes (benefit) expense	(214)	697	(46,955)	3,202	10,663

Net income (loss)	$16,119	$(34,247)	$(110,276)	$8,429	$20,464

Basic earnings per common share (1)	$5.97	$(12.68)	$(40.82)	$3.13	$7.58
Diluted earnings per common share (1)	$5.61	$(12.68)	$(40.82)	$3.12	$7.54
Common share outstanding (1)	2,701,749	2,701,749	2,701,749	2,701,749	2,694,563
Weighted average common shares
Basic	2,701,749	2,701,749	2,701,749	2,697,298	2,701,081
Diluted	2,874,171	2,701,749	2,701,749	2,700,715	2,712,554
Stockholders equity per share	$31.98	$21.76	$34.01	$76.29	$73.50
Dividends per share	$—	$—	$—	$0.45	$0.45
Dividend payout ratio	—	—	—	5.94%	14.40%
Financial position (at year end):
Cash and cash equivalents	$263,302	$72,639	$217,103	$270,577	$43,635
Investment securities available for sale	329,047	313,513	657,840	56,337	111,621
Loans held for sale	150,409	212,602	57,046	48,636	77,969
Loans held for investment, net	1,300,873	1,538,521	1,964,994	2,425,887	2,428,214
Mortgage servicing rights (2)	77,281	87,232	78,372	57,699	53,422
Other real estate owned	38,572	170,455	107,782	20,905	1,974
Total assets	2,264,957	2,485,697	3,209,536	2,958,911	2,793,935
Deposits	2,009,755	2,129,742	2,332,333	1,911,311	1,717,681
FHLB advances	57,919	165,869	677,840	705,764	746,386
Equity	86,407	58,789	91,896	206,103	198,052

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2011	2010	2009	2008	2007
Financial position (averages):
Investment securities available for sale	306,813	457,930	372,320	119,720	113,333
Loans held for investment	1,477,976	1,868,035	2,307,215	2,519,811	2,239,639
Total interest earning assets	2,069,858	2,642,693	3,056,755	2,762,723	2,435,145
Total interest bearing deposits	1,814,465	2,071,237	2,012,971	1,557,533	1,452,742
FHLB advances	93,755	382,083	685,715	734,989	617,225
Total interest bearing liabilities	1,970,726	2,522,767	2,776,163	2,485,786	2,170,807
Shareholders’ equity	$68,537	$89,267	$160,145	$203,358	$190,590
Financial performance:
Return on average common shareholder equity (3)	23.5%	(38.0)%	(68.9)%	4.1%	10.7%
Return on average assets	0.7%	(1.2)%	(3.5)%	0.3%	0.8%
Net interest margin (4)	2.35%	1.49%	1.04%	2.78%	3.45%
Efficiency ratio (5)	86.89%	97.24%	104.10%	60.39%	62.87%
Operating efficiency ratio (6)	66.21%	73.56%	92.55%	59.06%	62.82%
Credit quality:
Allowance for loan losses	$42,689	$64,177	$109,472	$58,587	$38,804
Allowance for loan losses/total loans	3.18%	4.00%	5.28%	2.36%	1.57%
Allowance for loan losses/nonperforming loans	55.81%	56.69%	29.25%	77.72%	114.95%
Total classified assets	$188,167	$363,947	$570,013	$376,424	$114,797
Classified assets/total assets	8.31%	14.64%	17.76%	12.72%	4.11%
Total nonaccrual loans (7)	$76,484	$113,210	$374,218	$75,385	$33,758
Nonaccrual loans/total loans	5.69%	7.06%	18.04%	3.03%	1.37%
Total nonperforming assets	$115,056	$283,665	$482,000	$96,290	$35,732
Nonperforming assets/total assets	5.08%	11.41%	15.02%	3.25%	1.28%
Net charge-offs	$25,066	$83,156	$101,680	$14,628	$(15)
Regulatory capital ratios for the bank:
Tier 1 capital to total assets (leverage)	6.0%	4.5%	4.5%	8.7%	9.0%
Tier 1 risk-based capital	9.9%	6.9%	7.2%	10.5%	9.9%
Total risk-based capital	11.2%	8.2%	8.5%	11.8%	11.2%
SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$6,885,285	$6,343,158	$5,820,946	$4,695,804	$3,775,362
Multifamily	758,535	776,671	810,910	822,512	715,946
Other	56,785	58,765	69,839	74,230	77,329

Total loans serviced for others	$7,700,605	$7,178,594	$6,701,695	$5,592,546	$4,568,637

Loan origination activity:
Single family	$1,721,264	$2,069,144	$2,727,457	$1,735,897	$1,568,834
Other	150,401	120,058	124,433	817,438	1,332,147

Total loan origination activity	$1,871,665	$2,189,202	$2,851,890	$2,553,335	$2,900,981

(1)	Share and per share data shown after giving effect to the 2-for-1 forward stock split implemented on March 6, 2012 as well as the 1-for-2.5 reverse stock split implemented on July 19, 2011.
(2)

On January 1, 2010 we elected to carry mortgage servicing rights related to single family loans at fair value, and elected to carry single family mortgage loans held for sale using the fair value option.

(3)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.
(4)	Net interest income divided by total average earning assets on a tax equivalent basis.
(5)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(6)	We include an operating efficiency ratio which is not calculated based on accounting principles generally accepted in the United States (“GAAP”), but which we believe provides important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less costs related to OREO (gains (losses) on sales, valuation allowance adjustments, and maintenance and taxes) by total revenue (net interest income and noninterest income). Management uses this non-GAAP measurement as part of its assessment of performance in managing noninterest expense. We believe that costs related to OREO are more appropriately considered as credit-related costs rather than as an indication of our operating efficiency. The follow table provides a reconciliation of non-GAAP to GAAP measurement.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Efficiency ratio	86.89%	97.24%	104.10%	60.39%	62.87%
Less impact of OREO expenses	20.68%	23.68%	11.55%	1.33%	0.05%

Operating efficiency ratio	66.21%	73.56%	92.55%	59.06%	62.82%

(7)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K. The following discussion contains statements using the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” and similar expressions (or the negative of these terms) generally identify forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors” that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Management’s Overview of 2011 Financial Performance

We are a 90-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses in the Pacific Northwest and Hawaii. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered savings bank that provides deposit and investment products and cash management services. The Bank also provides loans for single family homes, commercial real estate, construction and commercial businesses. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS®”), in conjunction with HomeStreet Bank. The bank has the oldest continuous relationship of all Fannie Mae seller servicers in the nation, having been the second company approved by Fannie Mae at its founding in 1938. We also provide insurance products and services for consumers and businesses as HomeStreet Insurance and loans for single family homes through a joint venture, Windermere Mortgage Services Series LLC (“WMS”).

We generate revenue through positive “net interest income” and by earning “noninterest income.” Net interest income is primarily the difference between our interest income earned on loans and investment securities less the interest we pay on deposits, Federal Home Loan Bank advances and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and fees earned on deposit services and investment and insurance sales.

At December 31, 2011, we had total assets of $2.26 billion, net loans held for investment of $1.30 billion, deposits of $2.01 billion and shareholders’ equity of $86.4 million. At December 31, 2010, we had total assets of $2.49 billion, net loans held for investment of $1.54 billion, deposits of $2.13 billion and shareholders’ equity of $58.8 million. We recognized net income of $16.1 million for 2011, compared to net losses of $34.2 million and $110.3 million for 2010 and 2009, respectively.

Reported net income for the year ended 2011 marked a return to profitability for the first time since 2008, when we recorded net income of $8.4 million.

As discussed below, during 2011 we improved major components of our business, including our capital position, asset quality and overall financial performance and earnings.

Capital Ratios

•

Capital ratios improved considerably during 2011, as compared with 2010, as our December 31, 2011 risk-based capital and Tier 1 capital ratios were 11.2% and 6.0%, respectively, compared with 8.2% and 4.5% as of December 31 2010. This improvement reflects our return to profitability and the effect of our balance sheet restructuring activities.

•

At December 31, 2011 the Bank was considered “adequately capitalized” within the meaning of the FDIC’s “prompt corrective action” guidance. The Bank’s ratios would otherwise have met the criteria for “well capitalized” but the Bank was under the Bank Order as of December 31, 2011 and a bank cannot be categorized as “well capitalized” so long as it has a cease and desist or similar formal order outstanding.

Credit Quality

•

Credit quality continued to improve during 2011. During 2010 real estate values began stabilizing in the markets in which we do business, contributing to a further stabilization of our credit risk profile reflected in lower net charge-offs during 2011 and lower classified assets as of December 31, 2011, as we expedited the disposition of other real estate owned properties. During 2010 and 2011, as problem loans were resolved and credit losses realized, the balance of and the credit risk inherent within the loans held for investment portfolio declined.

•

The allowance for loan losses decreased as loan balances and credit risk declined, decreasing to $42.7 million as of December 31, 2011, compared with $64.2 million and $109.5 million as of December 31, 2010 and 2009, respectively.

•

For 2011, net charge-offs totaled $25.1 million compared with $83.2 million and $101.7 million in 2010 and 2009, respectively, along with a decrease in loan loss provision, totaling $3.3 million, $37.3 million and $153.5 million for the same periods.

•

As of December 31, 2011, classified assets decreased to $188.2 million or 8.3% of total assets, compared with $363. 9 million or 14.6% of total assets and $570.0 million or 17.8% of total assets for December 31, 2010 and 2009, respectively. The decrease in classified assets includes a decrease in OREO balances to $38.6 million as of December 31, 2011, compared with $170.5 million and $107.8 million as of December 31, 2010 and 2009, respectively, reflecting aggressive management and disposition of these assets.

Financial Performance

•

Diluted earnings per share improved to $5.61, an increase from a loss of $12.68 for 2010. This improvement is primarily due to improved credit quality resulting in a decrease in the provision for credit losses of $34.0 million, from $37.3 million in 2010 to $3.3 million in 2011 along with an increase in net interest income of $9.3 million, from $39.0 million in 2010 to $48.3 million in 2011. We also reported strong mortgage banking results while lowering noninterest expense.

•

We continued to improve net interest income by reducing the level of excess liquidity on our balance sheet that had been established during 2008 and 2009 in response to the liquidity risks related to the banking crisis. As part of our ongoing effort to restructure the balance sheet that began in mid-2010 and continued in 2011, we improved the yield on our investment securities portfolio by replacing shorter-term but lower yielding securities with longer-term and higher yielding securities. Additionally, we reduced interest expense by paying down high-cost, noncore certificates of deposit and FHLB borrowings and replacing them with more stable, lower-cost consumer and business-based local deposits. We also improved the yield on loans by continuing to establish floors, or minimum interest rates, on our variable-rate loans upon extension, renewal or restructuring. We continued to allow certain loan classes to pay down or pay off as part of our regulatory capital management strategy, which resulted in shrinking the balance sheet.

•	As a result of these activities our net interest margin improved 86 basis points to 2.35% for 2011, compared with 1.49% for 2010.

•	During 2011 total loans originated for sale declined 14.5% to $1.9 billion from $2.2 billion in 2010. Single family loans originated for sale declined 16.8% to $1.7 billion from $2.1 billion in 2010.

Although total single family loans originated for sale volumes declined, we continued to benefit from a high level of refinancing activity as mortgage rates moved to historical lows at year end 2011. Additionally, while total volumes declined, which would generally have resulted in a proportional decline in gain on sale margins, margins actually increased as a consequence of continued capacity contraction in the single family mortgage industry.

•	Net gains on mortgage loan origination and sales activities declined 13.6% to $49.4 million from $57.1 million.

•

Our mortgage servicing revenue increased $11.8 million to $38.1 million in 2011, including a $9.1 million increase in valuation gains on single family mortgage servicing rights and related hedge instruments for 2011 as compared to 2010. Servicing fees and other increased $2.8 million associated with the increase in loans serviced for others to $7.7 billion at December 31, 2011 from $7.2 billion at December 31, 2010.

On February 15, 2012, the Company completed an initial public offering (“IPO”) of common stock, issuing 4,361,816 shares for gross proceeds of $96.0 million. After the underwriter’s discounts and commissions, net proceeds were $88.7 million. On February 24, 2012, HomeStreet, Inc. contributed $55.0 million of proceeds of that offering to HomeStreet Bank as additional paid-in capital. The balance of net proceeds of the offering are, in management’s view, adequate to bring current the deferred interest due on our outstanding trust preferred securities on or before the December 15, 2013 expiration date of the deferral period. As of December 31, 2011, total deferred interest on the trust preferred securities was $10.4 million. Net proceeds are also adequate, in management’s view, to fund projected trust preferred securities interest and HomeStreet, Inc.’s operating expense through at least 2013 and provide for growth of HomeStreet Capital’s DUS activities and loan servicing portfolio. The remainder of net proceeds will be used for general corporate purposes, including the payment of debt service and operating expenses of HomeStreet Inc. in the event that dividends from HomeStreet Bank cannot be reinstated in the near term.

As a consequence of our IPO we believe we have experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use realized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. The rules adopted by the Internal Revenue Service under Section 382 are complex, and the actual amount of such limitation will vary depending on a variety of factors which we have not yet fully analyzed. We do, however, anticipate the change of control will result in the net loss of deferred tax benefits of approximately $2.0 million. At December 31, 2011, valuation allowances of $15.0 million were recorded against deferred tax assets of $39.5 million.

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, as of March 26, 2012, the FDIC and DFI have replaced the Bank Order with an informal supervisory agreement (“Supervisory Agreement”) which requires, among other things, that the Bank maintain a minimum Tier 1 leverage capital ratio of 9.0%, continue to reduce the level of adversely classified assets and obtain approval or non-objection from the FDIC and DFI prior to the payment of dividends.

During the first quarter of 2012, in order to expand our mortgage banking business and accelerate our plans to increase mortgage origination volume, we hired approximately 170 mortgage personnel previously employed in Washington, Oregon and Idaho by MetLife Home Loans, including MetLife’s Pacific Northwest regional sales manager and its regional builder services manager, as well as regional and branch managers, mortgage consultants and related production support staff. We have or will open approximately 13 additional stand-alone lending centers in Washington and Idaho in order to accommodate these new hires. As a result of this expansion of our mortgage operations, we will incur additional expenses in the first half of 2012 for compensation, facilities and other integration expenses that may not be completely offset by the additional loan origination revenue generated by these personnel while they rebuild their loan application pipelines.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States (GAAP) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.

We have identified the following accounting policies and estimates that, due to the judgments and assumptions inherent in those policies and estimates and the potential sensitivity of its financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of incurred credit losses inherent within our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in those future periods.

We employ a disciplined process and methodology to establish our allowance for loan losses, including a specific allowance for impaired loans equal to the amount of impairment calculated on those loans, charging off amounts determined to be uncollectible. A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected substantially in accordance with the terms of the loan agreement. Factors we consider in determining whether a loan is impaired include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan is identified as impaired, impairment is measured as the difference between the recorded investment in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price. For impaired collateral dependent loans, impairment is measured as the difference between the recorded investment in the loan and the fair value of the underlying collateral, less selling costs. In accordance with our appraisal policy, the fair value of impaired collateral dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house appraisers at the intervening six-month point. We require an independent third-party appraisal at least annually for substandard loans and OREO. Once a third-party appraisal is six months old, or if our chief appraiser determines that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, we perform an internal collateral valuation to assess whether a change in collateral value requires an additional adjustment to carrying value. A collateral valuation is a restricted-use report prepared by our internal appraisal staff in accordance with our appraisal policy. Upon the receipt of an updated appraisal or collateral valuation, loan impairments are remeasured and recorded. If the calculated impairment is determined to be permanent, fixed or nonrecoverable, the impairment will be charged off. Loans designated as impaired are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status. In the case of troubled debt restructurings (“TDRs”), such loans continue to be classified as impaired for so long as the loan is designated as a TDR. See “Management’s Discussion and Analysis – Credit Risk Management – Asset Quality and Nonperforming Assets.”

The provision for loan losses recorded through earnings is based on management’s assessment of the amount necessary to maintain the allowance for loan losses at a level appropriate to cover probable incurred losses inherent within the loans held for investment portfolio. The amount of provision and the corresponding level of allowance for loan losses are based on our evaluation of the collectability of the loan portfolio based on historical loss experience and other significant qualitative factors.

The methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating an allowance for all other loans.

In estimating the general allowance for loan losses for unimpaired loans, such loans are segregated into homogeneous loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration.

In determining the allowance for loan losses at December of 2011, we implemented an enhanced methodology for estimating credit losses inherent within the general allowance for unimpaired loans. Historically, the estimated credit loss assumption was based on an average or annualized loss rate derived from four trailing quarters of loss history. The new approach derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type and AQR or delinquency bucket. This model uses a series of one-year analysis periods starting as of July 2009 to develop data used to calculate an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets, and the potential severity of loss, based on the aggregate net losses incurred per loan class, during the analysis period.

The new methodology provides a more precise estimate of credit losses inherent within the loan classes as it considers an expanded loss history period and includes a loss given probability of default.

Additional credit losses are estimated for these same classes of unimpaired loans based upon qualitative factors. Qualitative factors for each class consider the following changes in:

•	lending policies and procedures;

•	international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets;

•	the nature and volume of the loan portfolio, including the terms of the loans;

•	the experience, ability and depth of the lending management and other relevant staff;

•	the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans;

•	the quality of our loan review system;

•	the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

Additionally, our credit administration department continually monitors conditions that affect the carrying values of our collateral, including local and regional economic factors as well as asset-specific factors such as tax values, comparable sales and other factors that affect or suggest changes in the actual collateral values. They also monitor and adjust for changes in comparable sales or competing projects, changes in zoning or entitlement status, changes in occupancy rates for income properties and similar factors. If we deem such factors to be material, we generally perform an internal collateral valuation or will order an independent appraisal sooner than required under our appraisal policy.

The allowance for loan losses, as reported in our consolidated statements of financial condition, is increased by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

Other Real Estate Owned (OREO)

Other real estate owned represents real estate acquired through the foreclosure of loans. These properties are initially recorded at the fair value of the property foreclosed less estimated selling costs. Upon transfer of a loan to other real estate owned, an appraisal is obtained and any excess of the loan balance over the net realizable value, that is fair value of the property less estimated selling costs, is charged against the allowance for loan losses. The Company allows up to 90 days after foreclosure to finalize determination of net realizable value. Subsequent declines in value identified from the ongoing analysis of the fair value of such properties are recognized in current period earnings within noninterest expense as a provision for losses on other real estate owned. The net realizable value of these assets is reviewed and updated at least every six months depending on the type of property, or more frequently as circumstances warrant.

As part of our subsequent events process, we review updated independent third-party appraisals received and internal collateral valuations prepared subsequent to the reporting period end and those currently in process to determine whether the fair value of loan collateral or OREO has changed. Additionally, we review agreements to sell OREO properties executed prior to and subsequent to the reporting period-end to identify changes in the fair value of OREO properties. If we determine that current valuations have changed materially from the prior valuations, we record any additional loan impairments or adjustments to OREO carrying values as of the end of the prior reporting period.

From time to time the Company may elect to accelerate the disposition of certain OREO properties in a time frame faster than the expected marketing period assumed in the appraisal supporting our valuation of such properties. At the time a property is identified and the decision to accelerate its disposition is made, that property’s underlying fair value is re-measured. Generally, to achieve an accelerated time frame in which to sell a property, the price that the Company is willing to accept for the disposition of the property decreases. Accordingly, the fair value of these properties is adjusted to reflect this change in pricing. Any resulting downward valuation adjustments are recorded in earnings at the time the property is identified and the decision to accelerate its disposition is made and any future changes in fair value are evaluated under the accelerated timeframe measurement.

Fair Value Measurements

A portion of our assets are carried at fair value, including mortgage servicing rights, loans held for sale, interest rate lock commitments, investment securities available for sale and derivatives used in our hedging programs. Fair value is defined as the price that would be received if an asset is sold or the price that is paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset generally correlates to the level of observable pricing. Fair value measured from observable, quoted market prices in an active market will generally require less management judgment. Conversely, financial instruments or other assets that are rarely traded or not quoted will generally require a higher degree of judgment from management to estimate fair value by choosing and applying valuation models to estimate the fair value. These valuation models may use inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities and pricing spreads using market-based inputs where available. While we believe that these inputs are comparable to those that would be used by other market participants, different assumptions could result in significant differences in valuation. Estimated fair value cannot be determined with precision and may not be realized in the actual sale or transfer of an asset or liability.

The following financial instruments and other assets require the management’s most complex judgments and assumptions when estimating fair value:

Mortgage Servicing Rights

We initially record all mortgage servicing rights, or MSRs, resulting from the sale or securitization of loans at fair value at the date of transfer. Accounting standards permit an election between fair value and the lower of amortized cost or fair value for subsequent measurement for both single family mortgage servicing rights and multifamily servicing rights. As of January 1, 2010, management elected to account for single family mortgage servicing rights at fair value during the life of the MSR, with subsequent changes in fair value recorded through current period earnings. Fair value adjustments encompass market-driven valuation changes as well as run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. We continue to value multifamily MSRs at the lower of amortized cost or fair value.

MSRs are recorded as separate assets upon purchase of the rights or when we retain the right to service loans that we have originated and sold. Net gains on mortgage loan origination and sale activities depend, in part, on the fair value of MSRs. We value MSRs based on quoted market prices, other observable market data, or a discounted cash flow model depending on the availability of market information.

Subsequent fair value measurements of single family MSRs are determined by calculating the present value of estimated future net servicing income because MSRs are not traded in an active market with readily observable market prices. The discounted cash flow model uses several significant assumptions, such as market interest rates, projected prepayment speeds, discount rates, estimated costs of servicing and other income and additional expenses associated with the collection of delinquent loans. In addition, third-party valuations estimating the fair value of the mortgage servicing asset portfolio are obtained at least quarterly and compared to the carrying values of our MSRs.

Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changing anticipated prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family mortgage servicing rights. Fair value is also dependent on the discount rate used in calculating present value, which is imputed from observable market activity and market participants. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the single family mortgage servicing rights asset.

The balance of mortgage servicing rights are reported in our consolidated statements of financial condition. Changes in fair value of single family mortgage servicing rights and the amortization of multifamily mortgage servicing rights are reported in our consolidated statements of operations.

Derivatives and Hedging Activities

We enter into contracts to manage the various risks associated with certain assets, liabilities or probable forecasted transactions. When we enter into derivative contracts, the derivative instrument is designated as: (1) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a cash flow hedge) or (3) held for other risk management purposes (risk management derivatives).

All derivatives, whether designated in hedging relationships or not, are recorded at fair value as either assets or liabilities in our consolidated statements of financial condition. Changes in fair value of derivatives that are not in hedge accounting relationships, such as risk management derivatives, are recorded in our consolidated statements of operations in the period in which the change occurs. Changes in the fair value of derivatives in qualifying fair value hedge accounting relationships are recorded each period in earnings along with the change in fair value of the hedged item associated with the risk being hedged. Changes in fair value of derivatives that are designated as cash flow hedges, to the extent such hedges are deemed highly effective, are recorded as a separate component of accumulated other comprehensive income and reclassified into earnings when the earnings effect of the hedged cash flows is recognized.

The determination of whether a derivative qualifies for hedge accounting requires complex judgments about the application of accounting standards. Additionally, this standard requires contemporaneous documentation of our hedging relationships. Such documentation includes the nature of the risk being hedged, the identification of the hedged item, or the group of hedged items that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk and the method used to assess effectiveness of the hedge relationship. The assessment of hedge effectiveness must support the determination that the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period that the hedge is designated. If our assessment of effectiveness is not considered to be adequate to achieve hedge accounting treatment, the derivative is treated as a free-standing risk management instrument.

Income Taxes

In establishing an income tax provision, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income. Our interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. We monitor tax authorities and revise our estimates of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities on a quarterly basis. Revisions of our estimate of accrued income taxes also may result from our own income tax planning and from the resolution of income tax controversies. Such revisions in our estimates may be material to our operating results for any given quarter.

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, a deferred tax asset or liability is determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it is believed that these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence, then the Company does not record a valuation allowance for deferred tax assets. If the negative evidence outweighs the positive evidence, then a valuation allowance for all or a portion of the deferred tax assets is recorded.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition.

Results of Operations

	At or for the Year Ended December 31,
	2011	2010	2009
Net income (loss), in thousands	$16,119	$(34,247)	$(110,276)
Basic earnings per common share	$5.97	$(12.68)	$(40.82)
Diluted earnings per common share	$5.61	$(12.68)	$(40.82)
Return on average assets	0.70%	(1.19)%	(3.47)%
Return on average common shareholder equity	23.52%	(38.00)%	(68.90)%

Comparison of the year ended 2011 to the year ended 2010

For the year ended 2011, we reported net income of $16.1 million, compared with a net loss of $34.2 million for 2010.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, for years ended December 31, 2011 and 2010 were as follows:

	2011			2010
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Cash & cash equivalents	$159,031	$465	0.29%	$196,109	$538	0.27%
Investment securities	306,813	7,083	2.31	457,930	7,831	1.71
Loans held for sale	126,038	5,448	4.32	120,619	6,263	5.19
Loans held for investment	1,477,976	66,342	4.49	1,868,035	79,266	4.24

Total interest-earning assets (2)	2,069,858	79,338	3.83	2,642,693	93,898	3.55
Noninterest-earning assets (3)	229,943			238,024

Total assets	$2,299,801			$2,880,717

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing demand accounts	$129,254	575	0.44%	$110,637	686	0.62%
Savings accounts	57,513	335	0.58	54,340	479	0.88
Money market accounts	450,362	3,018	0.67	381,054	3,973	1.04
Certificate accounts	1,177,335	20,887	1.77	1,525,206	33,912	2.22

Deposits	1,814,464	24,815	1.37	2,071,237	39,050	1.89
FHLB advances	93,755	3,821	4.08	382,083	11,682	3.06
Securities sold under aggreements to repurchase	—	—	—	2,521	11	0.43
Long-term debt	62,506	2,046	3.27	66,857	3,824	5.72
Other borrowings	—	16	—	69	2	3.03

Total interest-bearing liabilities (2)	1,970,725	30,698	1.56	2,522,767	54,569	2.16
Other noninterest-bearing liabilities	260,539			268,683

Total liabilities	2,231,264			2,791,450

Shareholder’s equity	68,537			89,267

Total liabilities and shareholders’ equity	$2,299,801			$2,880,717

Net interest income (4)		$48,640			$39,329

Net interest spread			2.28%			1.39%
Impact of noninterest-bearing sources			0.07%			0.10%
Net interest margin			2.35%			1.49%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.
(2)	Average interest-earning assets and interest-bearing liabilities were computed using daily average balances.
(3)	Includes loans balances that have been foreclosed and are now reclassified to other real estate owned.
(4)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $300,000 and $295,000 for the years ended 2011 and 2010, respectively. The federal statutory tax rate was 35% for the periods presented.

We have not included accrued interest income from nonaccrual loans within interest income. The additional interest income that would have been recorded during the period if the loans had been accruing was $4.9 million and $10.1 million for the years ended December 31, 2011 and 2010, respectively.

Rate and Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense, excluding interest income from nonaccrual loans. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), (3) changes attributable to changes in rate and volume (change in rate multiplied by change in volume), which were allocated in proportion to the percentage change in average volume and average rate and included in the relevant column and (4) the net change.

	Year ended December 31,
	2011 vs 2010
	Increase (Decrease) Due to
(in thousands)	Rate	Volume	Total Change
Assets:
Interest-earning assets:
Cash & cash equivalents	$34	$(107)	$(73)
Investment securities	2,275	(3,023)	(748)
Loans held for sale	(1,086)	271	(815)
Total loans held for investment	4,377	(17,301)	(12,924)

Total interest-earning assets	5,600	(20,160)	(14,560)

Liabilities:
Deposits:
Interest-bearing demand accounts	(215)	104	(111)
Savings accounts	(171)	27	(144)
Money market accounts	(1,591)	636	(955)
Certificate accounts	(6,119)	(6,906)	(13,025)

Deposits	(8,096)	(6,139)	(14,235)
FHLB advances	2,991	(10,852)	(7,861)
Securities sold under aggreements to repurchase	(738)	727	(11)
Long-term debt	(1,543)	(235)	(1,778)
Other borrowings	—	14	14

Total interest-bearing liabilities	(7,386)	(16,485)	(23,871)

Total changes in net interest income	$12,986	$(3,675)	$9,311

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and the rate paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities, interest paid on our retired senior credit facility and advances from the FHLB.

Net interest income on a tax equivalent basis increased $9.3 million, or 23.7%, from 2010 to $48.6 million for the year ended December 31, 2011. During 2011 total interest expense declined $23.9 million from 2010 which more than offset the decline in interest income of $14.6 million. Our net interest margin for the year ended December 31, 2011 improved to 2.35% from 1.49% in 2010. The improvement in our net interest income reflected balance sheet restructuring activities that began in early 2010 and continued through 2011 and included reducing the level of excess liquidity that had been established in 2008 and 2009 in response to potential liquidity risks related to the banking crisis. As we restructured the balance sheet, we improved the yield on our investment securities portfolio by shifting the composition of the investment securities portfolio to longer-term, higher-yielding assets. Additionally we continued to reduce interest expense by paying down high-cost, noncore certificates of deposit and FHLB borrowings and replacing them with more stable, lower-cost consumer and business-based local deposits. We also improved the yield on loans by continuing to establish floors, or minimum interest rates, on our variable-rate loans upon extension, renewal or restructuring. We continued to allow certain loan classes to pay down or pay off as part of our regulatory capital management strategy, which also included shrinking the balance sheet. Though we anticipate that we have stabilized the size of our balance sheet at current levels, we plan to continue to restructure the balance sheet to improve our net interest income and net interest margin.

Total interest income for 2011, on a tax equivalent basis, decreased $14.6 million, or 15.5%, to $79.3 million from $93.9 million in 2010. The primary driver of the decline in total interest income was the decline in average interest earning assets of $572.8 million, or 21.7%, compared to 2010. Our average balance of loans held for investment declined by $390.1 million, or 20.9%, while the yield on average loans held for investment increased to 4.49% from 4.24%, the net impact of which lowered interest income by $12.9 million. Also, declines in average investment securities of $151.1 million, or 33.0%, and a decline in the yield on loans held for sale balances resulted in decreases in net interest income of $3.0 million and $1.1 million, respectively. Partially offsetting these declines was an increase in yield on investment securities available for sale and average balances of loans held for investment, increasing net interest income by $2.3 million and $0.3 million, respectively. The increase in the yield of investment securities reflects our initial restructuring of the securities portfolio as part of our balance sheet restructuring activities. We do not expect to continue to reduce the size of the balance sheet in 2012 to the same degree we reduced it between 2010 and 2011.

Total interest expense in 2011 decreased $23.9 million, or 43.7%, to $30.7 million. The primary driver of the decline in total interest expense was the decline in average interest bearing liabilities of $552.0 million, or 21.9%. Of the decrease in interest expense, $13.0 million was associated with the $347.9 million, or 22.8%, decline in average certificate accounts outstanding combined with a reduction in the cost of average certificates of deposit outstanding to 1.77% in 2011 from 2.22% in 2010. Through our deposit pricing strategy, during 2011 we continued to encourage high-cost, noncore certificate accounts to mature without renewal while growing all noncertificate of deposit average balance categories by $97.1 million, or 12.5%, as we continued to emphasize the growth of core consumer and business deposits.

Provision for Loan Losses

Our loan loss provision expense for 2011 was $3.3 million compared to $37.3 million for 2010. This reduction in provision expense resulted from declines in classified assets from $363.9 million as of December 31, 2010 to $188.2 million as of December 31, 2011 and nonperforming assets from $113.2 million to $76.5 million for the same periods and significantly lower loan charge-offs. The adequacy of our allowance for loan losses and related provision for loan losses is discussed in greater detail below in “— Credit Risk Management.”

Noninterest Income

Noninterest income was $98.1 million for the year ended December 31, 2011, an increase of $1.2 million, or 1.2%, from 2010. Our noninterest income is heavily dependent upon our single family mortgage banking activities. The level of our single family mortgage origination activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. Noninterest income in 2011 also benefited from growth in our portfolio of loans serviced for others as well as an improved results from our hedging strategy for single family mortgage servicing rights. Our mortgage banking closed loan origination volumes decreased to $1.70 billion from $2.04 billion in 2010; however, our revenues per loan remained at historically high levels as mortgage interest rates remained historically low and decreased to new lows in the latter half of the year while market place capacity remained constrained due to continued industry contraction resulting from the economic downturn and increased regulation.

Noninterest income consisted of the following:

	Year ended December 31,		Dollar
(in thousands)	2011	2010	Change
Noninterest income
Net gains on mortgage loan origination and sales activities (1)	$49,384	$57,127	$(7,743)
Mortgage servicing	38,056	26,226	11,830
Income from Windermere Mortgage Services	2,119	2,162	(43)
Debt extinguishment	2,000	—	2,000
Depositor and other retail banking fees	3,061	3,397	(336)
Insurance commissions	910	1,164	(254)
Gain on sale of investment securities available for sale	1,102	6,016	(4,914)
Other	1,490	839	651

Total noninterest income	$98,122	$96,931	$1,191

(1)	Single family and multifamily originations.

The significant components of our noninterest income are described in greater detail, as follows:

Net gains on mortgage loan origination and sales activities were $49.4 million in 2011, a decrease of $7.7 million, or 13.6%, from $57.1 million in 2010.

Net gains on single family mortgage loan origination and sales activities decreased to $46.4 million in 2011, from $56.0 million in 2010. This $9.6 million, or 17.2%, decline was principally the result of a 16.6% decrease in the volume of single family closed loan production to $1.70 billion in 2011 from $2.04 billion in 2010. Gross revenue per loan remained consistent at historically high levels during each of the periods. Our revenue per loan also reflected a consistent ratio of loans underwritten for and purchased by Fannie Mae and Freddie Mac (e.g., conventional loans approximated 67% of total production in 2011 and 2010) and Ginnie Mae (e.g., FHA and VA government insured and/or guaranteed loans, which approximated 30% of total production in 2011 and 2010).

Net gains on multifamily mortgage loan origination and sales activities for the Fannie Mae Delegated Underwriting and Servicing Program, or DUS, loans increased $1.9 million to $3.0 million in 2011. This increase was primarily due to increased loan originations to $125.7 million in 2011 from $55.8 million in 2010.

Mortgage servicing income consisted of the following:

	Year ended December 31,						Dollar Change
	2011			2010			2011 vs. 2010
(in thousands)	Single family	Multifamily	Total	Single family	Multifamily	Total	Total
Servicing fees and other	$21,867	$4,258	$26,125	$20,112	$3,167	$23,279	$2,846
Changes in fair value, single family mortgage servicing rights:
Due to changes in model or assumptions (1)	(25,153)	n/a	(25,153)	(7,594)	n/a	(7,594)	(17,559)
Due to payments on loan balances and other (2)	(14,847)	n/a	(14,847)	(13,513)	n/a	(13,513)	(1,334)
Amortization	n/a	(1,487)	(1,487)	n/a	(1,370)	(1,370)	(117)
Net gain from derivatives economically hedging MSR	53,418	—	53,418	25,424	—	25,424	27,994

Mortgage servicing	$35,285	$2,771	$38,056	$24,429	$1,797	$26,226	$11,830

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

For the year ended December 31, 2011, total mortgage servicing income increased $11.8 million to $38.1 million from $26.2 million in 2010. Mortgage servicing income for 2011 and 2010 included $13.4 million and $4.3 million, respectively, of valuation gains on mortgage servicing rights and related hedge instruments. Servicing fees and other increased $2.8 million, or 12.2%, to $26.1 million in 2011, compared to $23.3 million for 2010. Total loans serviced for others portfolio increased to $7.70 billion compared with $7.18 billion on December 31, 2010.

Our single family mortgage servicing income, exclusive of the impact of net valuation gains on mortgage servicing rights and related hedge instruments increased $1.8 million, or 8.7%, to $21.9 million from $20.1 million in 2010. This increase is consistent with the growth of our single family loan serviced for others portfolio which increased to $6.89 billion, or 8.5%, from year-end 2010. The weighted average servicing rate at December 31, 2011 and 2010 was approximately 35 and 33 basis points, respectively.

During 2011 and 2010 we experienced significant declines in the fair value of our MSRs, reflecting increases in estimated loan prepayments. These increases in estimated loan prepayments reflected declines in mortgage interest rates during both 2011 and 2010. To mitigate losses from changes in the fair value of our single family MSRs, we use a variety of derivative financial instruments as economic hedges, including positions in interest rate futures, options on treasury securities, forward sales commitments on mortgage-backed securities and interest rate swap contracts. In 2011 the decline in the fair value of mortgage servicing rights totaled $40.0 million, which was offset by hedging gains of $53.4 million. In 2010 the decline in the fair value of mortgage servicing rights totaled $21.1 million, which was offset by net hedging gains of $25.4 million. These changes resulted in net gains in the fair value of single family MSRs and related hedging instruments in 2011 and 2010, respectively, of $13.4 million and $4.3 million.

Income from Windermere Mortgage Services decreased modestly in 2011 to $2.1 million from $2.2 million in 2010.

Depositor and other retail banking fees decreased slightly to $3.1 million in 2011 from $3.4 million in 2010 as certain customers opted out of overdraft protection products and limits were imposed on certain fees. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Year Ended December 31,		Dollar Change
(in thousands)	2011	2010	2011 vs. 2010
Fees:
Monthly maintenance and deposit-related fees	$1,648	$1,978	$(330)
Debit Card/ATM fees	1,283	1,217	66
Other fees	130	202	(72)

Total depositor and related fees	$3,061	$3,397	$(336)

Insurance commissions income decreased to $0.9 million from $1.2 million in 2010. This decrease in commissions resulted from decreased annuity sales.

Gain on sale of investment securities available for sale was $1.1 million in 2011 as compared to $6.0 million in 2010. This decrease was predominantly due to the sale of $693.5 million of investment securities at a gain of $5.7 million during 2010. These securities sales were part of our balance sheet restructuring activities during 2010. Balance sheet restructuring is discussed in greater detail in “— Liquidity Risk and Capital Resources—HomeStreet Bank” below.

Other income was $1.5 million in 2011, up from $0.8 million in 2010 due to an increase in investment services activities as well as changes in fair value of stand-alone derivative instruments.

Noninterest Expense

Noninterest expense was $127.3 million in 2011, a decrease of $5.0 million, or 3.7%, from $132.2 million in 2010. Noninterest expense decreased primarily due to lower other real estate owned expenses (OREO) and FDIC assessment fees. Additionally, in 2010 we incurred $5.5 million of FHLB prepayment penalties which were not repeated in 2011. These improvements in expense levels were partially offset by increased salaries and benefits expenses associated with reinstatement of incentive compensation plans for noncommissioned personnel, increased general and administrative expenses and information technology expenses.

Noninterest expense consisted of the following:

	Year ended December 31,		Dollar Change
(in thousands)	2011	2010	2011 vs. 2010
Noninterest expense
Salaries and related costs	$53,519	$49,816	$3,703
General and administrative	19,253	18,213	1,040
Federal Home Loan Bank prepayment penalty	—	5,458	(5,458)
Legal	3,360	3,573	(213)
Consulting	2,644	2,761	(117)
Federal Deposit Insurance Corporation assessments	5,534	7,618	(2,084)
Occupancy	6,764	7,356	(592)
Information services	5,902	5,223	679
Other real estate owned expense	30,281	32,197	(1,916)

Total noninterest expense	$127,257	$132,215	$(4,958)

The significant components of our noninterest expense are described in greater detail, as follows:

Salaries and related costs were $53.5 million in 2011, an increase of $3.7 million or 7.4%, from $49.8 million in 2010. The increase primarily resulted from a $2.3 million increase in incentive compensation, a $1.7 million increase in base salaries and a $0.5 million increase in 401(k) plan matching contributions. Base salaries increased primarily due to an increase in the number of average full-time equivalent employees of 5.9% to 582 in 2011. Total full-time equivalent employees increased 10.5% for year-end 2011 from year-end 2010. During 2011 the Company reinstated incentive compensation plans for a broader group of noncommissioned employees due to the Company’s improved performance.

General and administrative expense was $19.3 million in 2011, an increase of $1.0 million, or 5.7%, from $18.2 million in 2010. Business and occupational taxes, collection and foreclosure expense, audit and tax fees and travel and entertainment increased, while business insurance, bank charges, reinsurance and deposit processing charges declined.

FHLB prepayment penalty was $5.5 million in 2010 when the Company pre-paid $390.7 million of FHLB advances as part of our balance sheet restructuring activities during that year. In 2011 the Company repaid $143.0 million of FHLB borrowings in the ordinary course, incurring no prepayment penalties and resulting in outstanding balances at December 31, 2011 of $57.9 million.

Legal expense was $3.4 million in 2011, a decrease of $0.2 million, or 6.0%, from $3.6 million in 2010. While legal expense associated with our efforts to resolve problem loans and other real estate owned declined, we recognized $0.6 million of legal expense associated with our unsuccessful capital raising efforts during 2011.

Consulting expense was $2.6 million in 2011, a decrease of $0.1 million, or 4.2%, from $2.8 million in 2010, including $1.8 of expenses associated with our unsuccessful capital raising efforts during 2011.

FDIC Assessments were $5.5 million in 2011, a decrease of $2.1 million, or 27.4%, from $7.6 million in 2010, primarily due to a change in the assessment base for these fees, declining from 32 basis points on average deposits in 2010 to 23 basis points on average assets less average tangible equity capital in 2011.

Occupancy expense was $6.8 million in 2011, a decrease of $0.6 million, or 8.0%, from $7.4 million in 2010 primarily due to lower lease expenses associated with the Company’s branches and corporate office.

Information services expense was $5.9 million in 2011, an increase of $0.7 million, or 13.0%, from $5.2 million in 2010. This increase was primarily due to upgrades to data systems associated with our single family mortgage banking activities.

Other real estate owned expense was $30.3 million in 2011, a decrease of $1.9 million from $32.2 million in 2010. In 2011, OREO valuation allowance adjustments declined modestly to $27.1 million from $27.5 million in 2010. The net balance of OREO properties was $38.6 million at year-end 2011, down $131.9 million from the year-end 2010 balance of $170.5 million. We do not anticipate similar levels of OREO expense in the future due to the significant reduction in OREO balances and our expectation that fewer properties will move into OREO in the future.

Income Tax Expense (Benefit)

Income tax (benefit) expense for the years ended December 31, 2011 and 2010 was $(0.2 million) and $0.7 million, respectively. Our effective tax rate was 1.3% and 2.1% for the same periods. Our effective tax rates in 2011 and 2010 varied from the federal statutory rate due to valuation allowances established on deferred tax assets because of uncertainty as to our ability to realize these assets in the future.

As a consequence of our IPO we believe we have experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use realized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. The rules adopted by the Internal Revenue Service under Section 382 are complex, and the actual amount of such limitation will vary depending on a variety of factors which we have not yet fully analyzed. We do, however, anticipate the change of control will result in the net loss of deferred tax benefits of approximately $2.0 million. At December 31, 2011, valuation allowances of $15.0 million are recorded against deferred tax assets of $39.5 million.

Capital Expenditures

We had no material capital expenditures in 2011 or 2010. We expect a modest increase in capital expenditures during 2012 targeted to advance strategic initiatives such as branch expansions, new retail and single family products, new methods of product distribution and to support the current expansion of our single family mortgage lending capacity.

Comparison of the year ended 2010 to the year ended 2009

For the year ended 2010, we reported a net loss of $34.3 million, compared with a net loss of $110.3 million for 2009.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, for years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010			2009
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets (1):
Cash & cash equivalents	$196,109	$538	0.27%	$259,665	$584	0.23%
Investment securities	457,930	7,831	1.71	372,320	4,376	1.18
Loans held for sale	120,619	6,263	5.19	117,555	7,647	6.51
Loans held for investment	1,868,035	79,266	4.24	2,307,215	99,130	4.30

Total interest-earning assets (2)	2,642,693	93,898	3.55	3,056,755	111,737	3.66
Noninterest-earning assets (3)	238,024			119,395

Total assets	$2,880,717			$3,176,150

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing demand accounts	$110,637	686	0.62%	$99,884	1,259	1.26%
Savings accounts	54,340	479	0.88	112,562	2,900	2.58
Money market accounts	381,054	3,973	1.04	304,832	4,515	1.48
Certificate accounts	1,525,206	33,912	2.22	1,495,693	45,679	3.05

Deposits	2,071,237	39,050	1.89	2,012,971	54,353	2.70
Fed discount borrowings	—	—	—	688	3	0.50
FHLB advances	382,083	11,682	3.06	685,715	21,068	3.07
Securities sold under agreements to repurchase	2,521	11	0.43	9,317	267	2.87
Long-term debt	66,857	3,824	5.72	66,857	4,270	6.39
Other borrowings	69	2	3.03	615	(92)	(14.97)

Total interest-bearing liabilities (2)	2,522,767	54,569	2.16	2,776,163	79,869	2.88
Other noninterest-bearing liabilities	268,683			239,842

Total liabilities	2,791,450			3,016,005

Stockholder’s equity	89,267			160,145

Total liabilities and stockholders’ equity	$2,880,717			$3,176,150

Net interest income (4)		$39,329			$31,868

Net interest spread			1.39%			0.78%
Impact of noninterest-bearing sources			0.10%			0.26%
Net interest margin			1.49%			1.04%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Average interest-earning assets and interest-bearing liabilities were computed using daily average balances.
(3)	Includes loans balances that have been foreclosed and are now reclassified to other real estate owned.
(4)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $295,000 and $366,000 for the years ended 2010 and 2009, respectively. The federal statutory tax rate was 35% for the periods presented.

We have not included accrued interest income from nonaccrual loans within interest income. The additional interest income that would have been recorded during the period if the loans had been accruing was $10.1 million and $15.1 million for the years ended December 31, 2010 and 2009, respectively.

Rate and Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense, excluding interest income from nonaccrual loans. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), (3) changes attributable to changes in rate and volume (change in rate multiplied by change in volume), which were allocated in proportion to the percentage change in average volume and average rate and included in the relevant column and (4) the net change.

	Year Ended December 31,
	2010 vs. 2009
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume
Assets:
Interest-earning assets:
Cash & cash equivalents	$113	$(159)	$(46)
Investment securities	2,294	1,159	3,453
Loans held for sale	(1,579)	195	(1,384)
Total loans held for investment	(1,213)	(18,651)	(19,864)

Total interest-earning assets	(385)	(17,456)	(17,841)

Liabilities:
Deposits:
Interest-bearing demand accounts	(696)	124	(573)
Savings accounts	(1,356)	(1,066)	(2,421)
Money market accounts	(1,518)	976	(542)
Certificate accounts	(12,652)	885	(11,767)

Deposits	(16,222)	919	(15,303)
Fed discount borrowings	—	(3)	(3)
FHLB advances	(102)	(9,285)	(9,387)
Securities sold under agreements to repurchase	(138)	(118)	(256)
Long-term debt	(446)	—	(446)
Other borrowings	54	40	94

Total interest-bearing liabilities	(16,854)	(8,447)	(25,301)

Total changes in net interest income	$16,469	$(9,009)	$7,460

Net Interest Income

Our profitability depends partially on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities and the rate paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities, interest paid on our recently retired senior credit facility and advances from the FHLB.

Net interest income on a tax equivalent basis for the year ended December 31, 2010, was $39.3 million, an increase of $7.5 million, or 23.4%, compared with $31.9 million for 2009. The net interest margin for the year ended December 31, 2010 was 1.49% compared to 1.04% for 2009. Our balance sheet restructuring activities during 2010 included a shift away from high-cost, noncore, high-balance retail certificates of deposit, brokered certificates of deposit and FHLB borrowings toward more stable, lower-cost consumer- and business-based local deposits, resulting in an increase to our net interest income. This trend was partially offset by decreases in our loans held for investment balances which reduced our net interest income. At the same time we began to establish floors, or minimum interest rates, on our variable-rate loans upon extension, renewal or restructuring. As we continue to restructure our balance sheet focusing on improving interest margins, we expect a significant improvement in net interest income and net interest margin.

We experienced a significant change in the components of net interest income from 2009 to 2010. Total interest income, on a tax equivalent basis, decreased $7.5 million, or 23.4%, in 2010 to $93.9 million. Our average balances of outstanding loans held for investment declined by $439.2 million and interest rates declined, which had the effect of lowering our interest income by $17.8 million. Declines in the yield on loans held for sale balances, resulting from decreased interest rates, also decreased net interest income by $1.6 million in 2010. Partially offsetting these declines was an increase in yield and average balances of investment securities available for sale, increasing net interest income by $2.3 million and $1.2 million, respectively. The increase in the yield of investment securities reflects a shift from shorter- to longer-term instruments as part of our balance sheet restructuring activities. We expect this shift to continue to benefit net interest income over future periods.

At the same time, total interest expense decreased $25.3 million or 31.7% to $54.6 million during 2010, from $79.9 million during 2009, primarily due to a $12.7 million decline in interest paid on certificate accounts resulting from a general decline in interest rates and a change in our pricing strategy. During 2010, we allowed high-cost, noncore and brokered certificate accounts to mature without renewal. Also driving the decline in interest expense was the maturity and prepayment of $512.0 million of FHLB balances, which generally carry a higher cost than other funding sources such as consumer deposits, resulting in a decrease of $9.3 million in interest expense during 2010.

Provision for Loan Losses

Our loan loss provision expense for 2010 was $37.3 million, compared with $153.5 million for 2009, a decline of $116.2 million, or 75.7%. This decline resulted primarily from reductions in classified and nonperforming assets and related reductions in loan charge offs. This reflected an improvement in our overall asset quality in 2010.

Noninterest Income

Noninterest income was $96.9 million for the year ended December 31, 2010, an increase of $37.7 million, or 63.7%, from $59.2 million in 2009. Our noninterest income is heavily dependent upon our single family mortgage banking activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. Noninterest income in 2010 benefited from growth in our portfolio of loans serviced for others as well as an improved hedging strategy for single family mortgage servicing rights enabled by our change in accounting to carry single family mortgage servicing assets at fair value, as of January 1, 2010. See “— Critical Accounting Policies and Estimates — Mortgage Servicing Rights.” Our mortgage banking origination volumes decreased in 2010 as compared with 2009; however, our revenues per loan increased during the same period. Although mortgage origination volume decreased from 2009, our origination volume continued to be high in comparison to historic levels as a result of a sustained period of historically low interest rates in 2010 and a one-time federal tax credit to first-time home buyers. In addition, our revenues per loan increased as a result of continued higher profit margins available in the market place due to the continued contraction in competition resulting from the economic downturn and increased regulation. Revenues per loan also increased due to somewhat higher purchase volumes as a percentage of overall loan origination; purchase loans have a higher value of retained servicing.

Noninterest income consisted of the following:

	Year ended December 31,		Dollar Change
(in thousands)	2010	2009	2010 vs. 2009
Noninterest income
Net gains on mortgage loan origination and sales activity	$57,127	$52,831	$4,296
Mortgage servicing	26,226	(4,495)	30,721
Income from Windermere Mortgage Services	2,162	4,663	(2,501)
Depositor and other retail banking fees	3,397	3,352	45
Insurance commissions	1,164	792	372
Gain on sale of investment securities available for sale	6,016	237	5,779
Other	839	1,850	(1,011)

Total noninterest income	$96,931	$59,230	$37,701

The significant components of our noninterest income are described in greater detail, as follows:

Net gains on mortgage loan origination and sales activities were $57.1 million in 2010, an increase of $4.3 million, or 8.1%, from $52.8 million in 2009, and primarily reflect the impact of a change in accounting to carry loans held for sale at fair value and an increase in the profit margin on loans sold, offset by a decrease in loan origination and sales volume. As of January 1, 2010, management elected to carry single family loans held for sale at fair value. Using this methodology, $8.3 million of 2010 origination costs that otherwise would have been deferred and recognized as a reduction to net gain on loan origination and sales activities was instead recognized as noninterest expense. Had 2009 been recorded under the fair value method, thereby excluding these origination costs, net gain on loan origination and sales activities would have been $63.6 million, or $10.7 million higher than reported, a decrease of $6.4 million between 2009 and 2010 principally due to a reduction in single family loan origination volume. On this pro forma basis, net gains on mortgage loan origination and sales activities for single family loans decreased to $55.3 million in 2010, from $62.4 million in 2009. This $7.1 million decline was the net result of two factors: volume and rate. A decrease in volume, to $1.88 billion for 2010 compared to $2.55 billion in 2009, was partly offset by higher revenue per loan during 2010. The drop in loan sales volumes contributed $16.5 million to the year-over-year decrease in revenue, while a partially offsetting increase of $9.4 million was due to an improvement in our net revenue per loan sold.

Net gains on mortgage loan origination and sales activities of Fannie Mae Delegated Underwriting and Servicing Program, or DUS, loans were $1.1 million in 2010, down from $1.2 million in 2009. This decrease was primarily due to reduced loan volumes, which were $43.4 million in 2010, down 12.7% from $50.0 million in 2009.

Mortgage servicing income consisted of the following:

	Year Ended December 31,						Dollar Change
(in thousands)	2010			2009			2010 vs. 2009
	Single family	Multifamily	Total	Single family	Multifamily	Total	Total
Servicing fees and other	$20,112	$3,167	$23,279	$15,612	$3,477	$19,089	$4,190
Changes in fair value, single family mortgage servicing rights:
Due to changes in model or assumptions (1)	(7,594)	n/a	(7,594)	n/a	n/a	—	(7,594)
Due to payments on loan balances and other (2)	(13,513)	n/a	(13,513)	n/a	n/a	—	(13,513)
Amortization	n/a	(1,370)	(1,370)	(17,576)	(1,302)	(18,878)	17,508
Recovery/(impairment) (3)	n/a	—	—	1,335	—	1,335	(1,335)
Net gain (loss) from derivatives economically hedging MSRs	25,424	—	25,424	(6,041)	—	(6,041)	31,465

Total Mortgage servicing	$24,429	$1,797	$26,226	$(6,670)	$2,175	$(4,495)	$30,721

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows and curtailments over time.
(3)	Represents adjustments to the carrying value of MSRs due to temporary (impairment) or recovery in accordance with the lower of amortized cost or fair value methodology.

For the year ended December 31, 2010, mortgage servicing income was $26.2 million, an increase of $30.7 million from a loss of $4.5 million in 2009. During 2010, mortgage servicing income benefited from our election as of January 1, 2010 to value single family mortgage servicing rights, or MSRs, at fair value. As a result of this change, we recognized a $6.5 million increase to carrying value and a corresponding increase in the 2010 beginning shareholders’ equity. Recording single family MSRs at fair value allows for all changes in value to be fully realized in the period of change, whereas the prior accounting method (lower of amortized cost or fair value) limited upward changes in value to a maximum of amortized cost. This change in valuation methodology allowed us to more closely align offsetting changes in value between single family MSRs and hedging derivatives resulting in more effective hedging results.

During 2009 and 2010 we experienced significant volatility in MSR values because of a significant increase in loan payoffs due to a low interest rate environment followed by an increased rate environment near each year end. To mitigate the impact of changes in the fair value of our single family MSRs, we use a variety of derivative financial instruments as economic hedges, including positions in futures, options on treasury securities, forward sales commitments on mortgage-backed securities and interest rate swap contracts. In 2010 the net change in the fair value of single family MSRs and related hedging instruments was a gain of $4.3 million as compared to a loss of $22.3 million in 2009.

The loans serviced for others portfolio increased to $7.18 billion at December 31, 2010, as compared with $6.70 billion as of December 31, 2009. Substantially all of our new loan originations are designated as held for sale, much of which are sold with servicing retained. Also contributing to the increase in servicing fees was a shift in the composition of loans sold with servicing retained. Ginnie Mae conforming loans generally benefit from a higher servicing fee. During 2008, 2009 and 2010 13.0%, 18.4% and 20.9%, respectively, of loans sold with servicing retained conformed to Ginnie Mae guidelines thereby increasing the average servicing fee per loan sold, from 29 basis points during 2008 to 30 basis points during 2009 and 33 basis points during 2010.

Income from Windermere Mortgage Services was $2.2 million, a decrease of $2.5 million, or 53.6%, from $4.7 million in 2009. This decrease was primarily due to a 24.9% decrease in loans originated by our WMS joint venture.

Depositor and other retail banking fees were $3.4 million, a slight increase from 2009. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Year ended December 31,		Dollar Change
(in thousands)	2010	2009	2010 vs. 2009
Fees:
Monthly maintenance and deposit-related fees	$1,978	$2,184	$(206)
Debit Card/ATM fees	1,217	957	260
Other fees	202	211	(9)

Total depositor and related fees	$3,397	$3,352	$45

Insurance commissions income was $1.2 million in 2010 and $0.8 million in 2009. These commissions increased as a result of increased annuity sales resulting from increased licensing of Bank personnel.

Gain on sale of investment securities available for sale was $6.0 million, as compared to $0.2 million in 2009. This increase was predominantly due to the sale of $693.5 million of investment securities at a gain of $5.7 million during 2010, as compared with sales of $93.2 million in 2009. These securities sales were part of our balance sheet restructuring activities during 2010.

Other income was $0.8 million in 2010, down from $1.9 million in 2009. Income in 2009 included gains on interest rate swaps that did not occur in 2010.

Noninterest Expense

Noninterest expense was $132.2 million in 2010, an increase of $37.8 million or 40.0% from $94.5 million in 2009. Noninterest expense increased primarily due to an increase in other real estate owned (OREO) expenses as a result of higher levels of OREO balances and increases in OREO valuation reserves, as well as increases in salaries and related costs, general and administrative expenses and FHLB prepayment penalties. These increases were partially offset by decreases in consulting expenses and a FHLB debt extension fee paid in 2009.

Noninterest expense consisted of the following:

	Year ended December 31,		Dollar Change
(in thousands)	2010	2009	2010 vs. 2009
Noninterest expense
Salaries and related costs	$49,816	$39,926	$9,890
General and administrative	18,213	12,772	5,441
Federal Home Loan Bank prepayment penalty	5,458	—	5,458
Legal	3,573	3,353	220
Consulting	2,761	5,163	(2,402)
Federal Deposit Insurance Corporation assessments	7,618	8,757	(1,139)
Occupancy	7,356	6,486	870
Information services	5,223	5,503	(280)
Other real estate owned	32,197	10,479	21,718
Federal Home Loan Bank debt extension fee	—	2,009	(2,009)

Total noninterest expense	$132,215	$94,448	$37,767

The significant components of our noninterest expense are described in greater detail, as follows:

Salaries and related costs were $49.8 million in 2010, an increase of $9.9 million, or 24.8%, from $39.9 million in 2009. Salaries and related costs for 2010 included $8.3 million of single family mortgage loan direct origination costs that prior to 2010 would have been deferred and recognized as a decrease to net gain on loan origination/sales activities. Upon management’s election to carry single family loans held for sale at fair value, as of January 1, 2010, these costs are no longer deferred and are expensed as incurred. Had 2009 reflected fair value accounting for loans held for sale, salaries and related costs and total noninterest expense would have been $50.7 million and $105.2 million, respectively. After consideration of the foregoing, the remaining decrease in salaries and related costs was due to reduced commissions on lower single family loan production and staff reductions, partially offset by increased health insurance costs.

General and administrative expense was $18.2 million in 2010, an increase of $5.4 million, or 42.6%, from $12.8 million in 2009. This increase was primarily due to increases in collection and foreclosure expenses. Additionally general and administrative expenses in 2009 included a credit of $1.9 million from a refund of prior year business and occupancy tax.

FHLB prepayment penalty was $5.5 million in 2010 as compared with $0 in 2009. The Company pre-paid $390.7 million of FHLB advances in 2010, incurring a prepayment penalty of $5.5 million, as part of our balance sheet restructuring activities during 2010.

Legal expense was $3.6 million in 2010, an increase of $0.2 million, or 6.6%, from $3.4 million in 2009. This increase was primarily due to our efforts to resolve problem loans and other real estate owned.

Consulting expense was $2.8 million in 2010, a decrease of $2.4 million, or 46.5%, from $5.2 million in 2009. This decrease was primarily due to higher expenses related to our unsuccessful capital raising efforts in 2009.

FDIC Assessments were $7.6 million in 2010, a decrease of $1.1 million, or 13.0%, from $8.8 million in 2009, predominantly due to a one-time special assessment fee of $1.5 million during 2009, partially offset by an increase in the FDIC fee rate for 2010.

Occupancy expense was $7.4 million in 2010, an increase of $0.9 million, or 13.4%, from $6.5 million in 2009 primarily due to the higher lease expenses for the Company’s branches and corporate office.

Information services expense was $5.2 million in 2010, a decrease of $0.3 million, or 5.1%, from $5.5 million in 2009. This decrease was primarily due to a decrease in maintenance-related expenses.

Other real estate owned expense was $32.2 million in 2010, an increase of $21.7 million from $10.5 million in 2009. This increase was primarily due to higher levels of other real estate owned (OREO) balances and related increases in OREO valuation reserves, which increased by $18.6 million. This increase reflected ongoing declines in real estate values resulting from continued deterioration in the housing market, as well as an increase of $2.5 million in maintenance cost and net operating income, including payment of delinquent property taxes. The remaining annual variance was due to declines in the gains on sale of OREO.

FHLB debt extension fee was $0 in 2010 as compared with $2.0 million in 2009. We paid a debt extension fee to the FHLB in 2009 to extend maturities on certain FHLB advances.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 was $0.7 million and $(47.0) million, respectively. Our effective tax rate was less than 2.1% and 29.9% for the same periods. As a result of the

Worker, Homeownership and Business Assistance Act of 2009, we were able to carry back net operating losses incurred in 2009 to prior taxable years, which had been previously unavailable for carry back. Primarily due to this change, in 2010 and 2009 we recognized current tax benefits of $6.5 million and $41.0 million, respectively. Our effective tax rate in 2010 and 2009 varied from the federal statutory rate due to valuation allowances established on deferred tax assets because of uncertainty as to our ability to realize these assets in the future.

In 2009 and 2010, we recorded a valuation allowance for financial statement purposes against the carrying value of our deferred tax asset, and the current carrying value of our net operating loss carryforwards on our financial statements is zero.

Capital Expenditures

We had no material capital expenditures in 2009 or 2010.

Review of Financial Condition – Comparison of December 31, 2011 to December 31, 2010

Total assets were $2.26 billion at December 31, 2011 and $2.49 billion at December 31, 2010. The decrease in total assets was primarily due to decreases in our portfolios of loans held for investment and OREO, offset by an increase in cash and cash equivalents. The portfolio of loans held for investment declined due to scheduled and unscheduled repayments of loans and as a direct result of our ongoing problem loan resolution activities. These activities resulted in accelerated repayments, charge-offs and transfers to OREO as a result of foreclosures and deed-in-lieu agreements. During 2011, we sold $144.5 million of OREO.

Cash and Cash Equivalents totaled $263.3 million as of December 31, 2011, compared with $72.6 million as of December 31, 2010. The increase of $190.7 million as of December 31, 2011 primarily resulted from the decision to accelerate the settlement of single family loans held for sale, sales of OREO and paydowns and payoff of loans held for investment.

Investment Securities Available for Sale totaled $329.0 million as of December 31, 2011, compared with $313.5 million at December 31, 2010. These balances remained relatively constant during 2011 as we began to rebalance the securities portfolio. We reallocated the portfolio from a portfolio with zero risk weighting and lower yields to higher risk weighting and higher yields.

We primarily hold investment securities for liquidity purposes, while earning a relatively stable source of interest income. Substantially all securities held are designated as available for sale. We hold two securities having a face amount and a fair value of approximately $0.2 million, which are designated as held-to-maturity.

We carry our available-for-sale securities at fair value. The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale for the periods indicated.

	At December 31,
	2011		2010		2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Mortgage-backed
Residential	$—	$—	$4,434	$4,697	$6,014	$6,202
Commercial	13,941	14,483	—	—	—	—
Municipal bonds (1)	48,948	49,584	6,648	6,549	8,650	8,535
Collateralized mortgage obligations
Residential	220,418	223,390	229,412	221,921	157,971	155,900
Commercial	10,081	10,070	—	—	—	—
Corporate Debt (2)	—	—	—	—	20,039	20,196
US Treasury	31,540	31,520	80,384	80,346	467,017	467,007

Total available for sale	$324,928	$329,047	$320,878	$313,513	$659,691	$657,840

(1)	Comprised of general obligation bonds (i.e. backed by the general credit of the issuer) and revenue bonds (i.e. back by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2011, of the bonds that are rated, no bonds were rated below “A”.
(2)	As of December 31, 2009, the corporate debt securities portolio consisted of debt securities issued under the Temporary Liquidity Guarantee Program, or TLGP.

The following tables present the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods indicated below. Contractual maturities for mortgage backed securities and collateralized mortgage obligations were determined assuming no prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature. The weighted average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At December 31, 2011
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale:
Commercial mortgage-backed	$—	—	$—	—	$—	—	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—	—	—	2,450	2.00%	47,134	2.83%	49,584	2.79%
Collateralized mortgage obligations
Residential	—	—	—	—	—	—	223,390	2.70%	223,390	2.70%
Commercial	—	—	—	—	—	—	10,070	2.06%	10,070	2.06%
US Treasury	4,010	0.23%	27,510	0.24%	—	—	—	—	31,520	0.24%

Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.00%	$295,077	2.72%	$329,047	2.48%

	At December 31, 2010
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield
Available for sale:
Residential mortgage-backed	$—		$—		$—		$4,697	4.51%	$4,697	4.51%
Municipal bonds	930	3.66%	1,271	3.64%	503	3.60%	3,845	4.12%	6,549	3.92%
Collateralized mortgage obligations: Residential	—		1,556	4.77%	—		220,365	3.16%	221,921	3.17%
US Treasury securities	80,346	0.25%	—		—		—		80,346	0.25%

Total available for sale	$81,276	0.29%	$2,827	4.26%	$503	3.60%	$228,907	3.20%	$313,513	2.46%

Each of the mortgage-backed securities and the collateralized mortgage obligations in our investment portfolio are insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2011, the aggregate net premium associated with our MBS portfolio was $0.2 million, or 1.1%, of the aggregate unpaid principal balance of our MBS. The aggregate net premium associated with our collateralized mortgage portfolio as of December 31, 2011 was $0.8 million, or 0.4%, of the aggregate unpaid principal balance. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

Management monitors the portfolio of securities classified as available for sale for impairment, which may result from credit deterioration of the issuer, changes in market interest rates relative to the rate of the instrument or changes in prepayment speeds. We evaluate each investment security at least once a quarter to assess if impairment is considered other than temporary. In conducting this evaluation, management considers many factors, including but not limited to whether we expect to recover the entire amortized cost basis of the security in light of adverse changes in expected future cash flows, the length of time the security has been impaired and the severity of the unrealized loss. We also consider whether we intend to sell the security (or whether we will be required to sell the security) prior to recovery of its amortized cost basis, which may be at maturity.

Based on this evaluation, management concluded that unrealized losses as December 31, 2011 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2011 were considered other than temporary.

Loans Held for Sale totaled $150.4 million as of December 31, 2011, compared with $212.6 million as of December 31, 2010. Loans held for sale include single family and multifamily residential loans that are intended for sale, typically within 30 days of closing the loan. The decrease in loans held for sale is primarily due to the timing in which loans are settled. Substantially all loan originations during 2011 were designated for sale.

Loans Held for Investment, net totaled $1.30 billion as of December 31, 2011, compared with $1.54 billion as of December 31, 2010. Our loans held for investment continued to decline due to scheduled and unscheduled principal payments and the resolution of problem loans through payoff, pay-down, charge-off or default and foreclosure on collateral. During 2011, transfers from loans held for investment to OREO as a result of foreclosures totaled $38.7 million, net of charge-offs of $21.8 million. We generally stopped all new loan origination for investment in 2008 to enable the Company to focus on problem loan resolution and to decrease total assets to aid in the maintenance of regulatory capital ratios.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio as of the periods indicated:

	At December 31,
(in thousands)	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Consumer loans
Single family residential	$496,934	36.9%	$526,462	32.7%	$590,695	28.4%	$568,974	22.9%	$493,483	20.0%
Home equity	158,936	11.8%	181,537	11.3%	209,944	10.2%	243,909	9.8%	242,499	9.8%

	655,870	48.7%	707,999	44.0%	800,639	38.6%	812,883	32.7%	735,982	29.8%

Commercial loans
Commercial real estate (1)	402,139	29.8%	426,879	26.6%	449,373	21.6%	469,527	18.9%	348,721	14.1%
Multifamily residential	56,379	4.2%	104,497	6.5%	85,522	4.1%	94,857	3.8%	117,173	4.7%
Construction/land development	173,405	12.9%	285,131	17.7%	631,525	30.4%	959,309	38.6%	1,135,170	45.9%
Commercial business	59,831	4.4%	82,959	5.2%	109,322	5.3%	150,924	6.1%	134,339	5.4%

	691,754	51.3%	899,466	56.0%	1,275,742	61.4%	1,674,617	67.3%	1,735,403	70.2%

	1,347,624	100.0%	1,607,465	100.0%	2,076,381	100.0%	2,487,500	100.0%	2,471,385	100.0%

Net deferred loan fees and discounts	(4,062)		(4,767)		(1,915)		(3,026)		(4,367)

	1,343,562		1,602,698		2,074,466		2,484,474		2,467,018
Allowance for loan losses	(42,689)		(64,177)		(109,472)		(58,587)		(38,804)

	$1,300,873		$1,538,521		$1,964,994		$2,425,887		$2,428,214

(1)	December 31, 2011 and 2010 balances comprised of $102.4 million and $133.7 million of owner occupied loans, respectively, and $299.7 million and $293.2 million of non-owner occupied loans, respectively.

The following tables show the composition of the loan portfolio by fixed-rate and adjustable-rate loans at the dates indicated and the repricing characteristics as of the following periods.

	At December 31,
	2011		2010		2009		2008		2007
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS
Single family residential	$210,938	15.6%	$195,618	12.1%	$189,998	9.2%	$150,332	6.0%	$188,006	7.6%
Commercial	165,556	12.3%	181,372	11.3%	207,255	10.0%	221,398	8.9%	197,922	8.0%
Commercial business	39,987	3.0%	58,767	3.7%	74,869	3.5%	89,447	3.6%	65,542	2.7%
Home Equity	59,321	4.4%	69,586	4.3%	84,103	4.1%	109,566	4.4%	135,877	5.5%

Total fixed-rate loans	475,802	35.3%	505,343	31.4%	556,225	26.7%	570,743	22.9%	587,347	23.8%

ADJUSTABLE-RATE LOANS
Single family residential	285,996	21.2%	330,844	20.6%	400,697	19.3%	418,641	16.8%	305,477	12.4%
Commercial	236,583	17.5%	245,507	15.3%	242,118	11.7%	248,129	10.0%	150,799	6.1%
Multifamily residential	56,379	4.2%	104,497	6.5%	85,522	4.1%	94,857	3.8%	117,173	4.7%
Construction/land development, net (1)	173,405	12.9%	285,131	17.7%	631,525	30.4%	959,309	38.6%	1,135,170	45.9%
Commercial business	19,844	1.5%	24,192	1.5%	34,453	1.6%	61,478	2.5%	68,797	2.8%
Home Equity	99,615	7.4%	111,951	7.0%	125,841	6.1%	134,343	5.4%	106,622	4.3%

Total adjustable-rate loans	871,822	64.7%	1,102,122	68.6%	1,520,156	73.1%	1,916,757	77.1%	1,884,038	76.2%

Total loans	1,347,624	100.0%	1,607,465	100.0%	2,076,381	100.0%	2,487,500	100.0%	2,471,385	100.0%

Less:
Deferred loan fees	(4,062)		(4,767)		(1,915)		(3,026)		(4,367)
Allowance for loan losses	(42,689)		(64,177)		(109,472)		(58,587)		(38,804)

Loans receivable, net	$1,300,873		$1,538,521		$1,964,994		$2,425,887		$2,428,214

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

	December 31, 2011
(in thousands)	Balance	Percent of Gross Loans
Repricing Characteristic
Adjustable Rates
LIBOR	$535,054	40%
Prime Rate	184,253	14%
FHLB	113,749	8%
Treasury	38,766	3%

Total Adjustable	871,822	65%
Fixed Rates	475,802	35%

Total Gross Loans	$1,347,624	100%

The following table shows the contractual maturity of our loan portfolio by loan type at December 31, 2011:

	At December 31, 2011				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
(in thousands)
Single family residential	$1,109	$689	$495,136	$496,934	$211,461	$284,364
Home equity	55	691	158,190	158,936	158,771	110

Total consumer	1,164	1,380	653,326	655,870	370,232	284,474

Commercial real estate	67,895	156,842	177,402	402,139	120,787	213,457
Multifamily residential	8,519	39,132	8,728	56,379	8,333	39,527
Construction/land development	140,793	26,635	5,977	173,405	—	32,612
Commercial business	20,351	28,652	10,828	59,831	36,510	2,970

Total commercial	237,558	251,261	202,935	691,754	165,630	288,566

Total loans held for investment	$238,722	$252,641	$856,261	$1,347,624	$535,862	$573,040

The following table presents the loan portfolio by loan type and region as of December 31, 2011:

	Washington						Idaho
	Puget Sound
(in thousands)	King (1)	Snohomish (1)	Pierce (1)	Thurston (1)	Vancouver (2)(3)	Spokane (2)	Boise (2)
Consumer
Single family residential	$171,417	$82,048	$46,954	$14,721	$38,657	$29,122	$7,409
Home equity	65,094	21,050	12,836	4,439	15,776	3,271	97

	236,511	103,098	59,790	19,160	54,433	32,393	7,506

Commercial
Commercial real estate	171,819	84,856	30,063	—	29,813	4,354	753
Multifamily residential	11,391	2,394	6,830	508	1,064	9,358	—
Construction/land development	45,102	9,390	43,698	33,660	7,544	10,564	1,836
Commercial business	46,375	4,753	3,305	—	1,145	262	—

	274,687	101,393	83,896	34,168	39,566	24,538	2,589

Total loans	$511,198	$204,491	$143,686	$53,328	$93,999	$56,931	$10,095

	Oregon
(in thousands)	Portland (2)	Bend (2)	Eugene (2)	Salem (2)	Hawaii	Other (4)	Total
Single family residential	$49,364	$6,132	$1,198	$19,819	$30,093	$—	$496,934
Home equity	17,047	225	474	8,242	10,385	—	158,936

	66,411	6,357	1,672	28,061	40,478	—	655,870

Commercial real estate	52,173	753	4,748	14,233	685	7,889	402,139
Multifamily residential	21,119	2,769	—	—	—	946	56,379
Construction/land development	11,849	2,337	3,745	3,061	619	—	173,405
Commercial business	3,961	—	—	—	30	—	59,831

	89,102	5,859	8,493	17,294	1,334	8,835	691,754

Total loans	$155,513	$12,216	$10,165	$45,355	$41,812	$8,835	$1,347,624

(1)	Refers to a specific county.
(2)	Refers to a specific city.
(3)	Also includes surrounding counties.
(4)	Includes Alaska, Florida in commercial real estate and WCRA participation pool of loans in multifamily residential.

The following table presents the loan portfolio by loan type and region as of December 31, 2010:

	Washington						Idaho
	Puget Sound
(in thousands)	King (1)	Snohomish (1)	Pierce (1)	Thurston (1)	Vancouver (2)(3)	Spokane (2)	Boise (2)
Consumer
Single family residential	$180,385	$86,099	$54,614	$14,631	$40,991	$29,383	$7,519
Home equity	74,359	23,909	14,880	4,930	16,899	3,855	145

	254,744	110,008	69,494	19,561	57,890	33,238	7,664

Commercial
Commercial real estate	186,036	84,494	25,136	—	33,417	4,456	769
Multifamily residential	58,387	2,456	6,830	508	1,080	9,358	951
Construction/land development	82,159	20,028	54,373	54,966	10,471	14,111	2,678
Commercial business	61,763	7,135	4,285	—	2,433	556	—

	388,345	114,113	90,624	55,474	47,401	28,481	4,398

Total loans	$643,089	$224,121	$160,118	$75,035	$105,291	$61,719	$12,062

	Oregon
(in thousands)	Portland (2)	Bend (2)	Eugene (2)	Salem (2)	Hawaii	Other (4)	Total
Single family residential	$56,333	$6,592	$1,520	$20,324	$28,071	$—	$526,462
Home equity	20,237	357	483	9,266	12,217	—	181,537

	76,570	6,949	2,003	29,590	40,288	—	707,999

Commercial real estate	60,566	677	6,937	14,621	1,734	8,036	426,879
Multifamily residential	21,244	2,822	—	—	—	861	104,497
Construction/land development	22,462	3,053	10,540	8,983	1,307	—	285,131
Commercial business	6,680	64	—	—	43	—	82,959

	110,952	6,616	17,477	23,604	3,084	8,897	899,466

Total loans	$187,522	$13,565	$19,480	$53,194	$43,372	$8,897	$1,607,465

(1)	Refers to a specific county.
(2)	Refers to a specific city.
(3)	Also includes surrounding counties.
(4)	Includes Alaska, Florida in commercial real estate and WCRA participation pool of loans in multifamily residential.

The following table presents the loan portfolio as of December 31, 2011 by loan type and year of origination:

	December 31, 2011
	Prior to 2000	2000- 2004	2005- 2006	2007- 2008	2009	2010	2011	Total
(in thousands)
Consumer
Single family residential	$9,734	$41,650	$55,219	$221,284	$116,055	$34,259	$18,733	$496,934
Home equity	23	24,944	56,388	70,947	3,819	2,147	668	158,936

	9,757	66,594	111,607	292,231	119,874	36,406	19,401	655,870

Commercial
Commercial real estate	710	44,390	109,032	223,406	4,718	684	19,199	402,139
Multifamily residential	—	804	3,119	52,456	—	—	—	56,379
Construction/land development	—	—	55,695	98,640	10,283	3,148	5,639	173,405
Commercial business	—	1,532	18,986	23,524	4,365	8,417	3,007	59,831

	710	46,726	186,832	398,026	19,366	12,249	27,845	691,754

Total loans	$10,467	$113,320	$298,439	$690,257	$139,240	$48,655	$47,246	$1,347,624

The following table presents loan origination volume and loan sales during the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Loans Originated:
Real estate:
Single family residential:
Originated by HomeStreet	$1,179,863	$1,446,850	$1,898,622
Originated by Windermere Mortgage Services	541,401	622,294	828,835

Single family residential	1,721,264	2,069,144	2,727,457

Multifamily residential	129,558	60,690	45,205
Commercial real estate	3,000	26,595	13,988
Construction/land development	12,448	24,484	52,517

Total real estate	1,866,270	2,180,913	2,839,167

Commercial business	5,395	8,049	11,570

Home equity	—	240	1,153

Total loans originated by HomeStreet or mortage affiliates	$1,871,665	$2,189,202	$2,851,890

Loans sold:
Single family residential	$1,739,220	$1,875,430	$2,547,742
Multifamily residential	119,478	43,358	49,678

Total	$1,858,698	$1,918,788	$2,597,420

Other real estate owned totaled $38.6 million as of December 31, 2011, compared with $170.5 million as of December 31, 2010. OREO balances decreased during 2011 primarily due to management’s continued efforts to resolve problem assets. During 2011, we completed the sale of several large properties, including the sale in the first quarter of 2011 of our largest OREO property, known as the Cascadia project, which had a book value of $48.0 million as of December 31, 2010. Sales of OREO during 2011 totaled $144.5 million. During the same period, we acquired through foreclosure real estate with a fair value, less estimated costs to sell, of $38.7 million. As of December 31, 2011, 22.8% of OREO properties were under contract for sale pending closing.

FHLB Stock totaled $37.0 million as of December 31, 2011 and 2010. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

On November 6, 2009, the FHLB’s regulator reaffirmed its capital classification as undercapitalized. Under the Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the FHLB will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exists. Accordingly, even though our FHLB borrowings have significantly declined, there has not been a corresponding decrease in the amount of our FHLB stock.

Management periodically evaluates FHLB stock for other than temporary impairment based on its assessment of ultimate recoverability of par value, rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB and (4) the liquidity position of the FHLB. The FHLB continues to benefit from a superior credit rating from Standard & Poor’s, which allows the FHLB to secure funding for its activities at attractive rates and terms, further supporting continued access to liquidity. Based on its evaluation, management determined there is not other-than-temporary impairment on the FHLB stock investment as of December 31, 2011 or December 31, 2010.

Deposits

Through our 20 bank branches, we offer various types of deposit accounts to consumers and businesses, including savings accounts, checking accounts, money market accounts and a variety of certificate of deposit accounts (“CDs”). We also offer cash management services to businesses. Deposits at December 31, 2011 were $2.01 billion compared to $2.13 billion at December 31, 2010. During 2011, deposit balances decreased $120.0 million, or 5.6%, as we continued to manage reductions in noncore and retail CDs. These decreases were partially offset by increases in core consumer and business noninterest bearing accounts, NOW accounts, statement savings accounts and money market accounts as a result of our integrated consumer and business financial services delivery strategy.

Deposit balances and average rates paid were as follows for the period indicated:

	At December 31,
(in thousands)	2011		2010		2009
Noninterest bearing accounts	$270,666	0.00%	$235,890	0.00%	$182,155	0.00%
NOW accounts	138,936	0.33%	121,534	0.52%	107,210	0.75%
Statement savings accounts due on demand	66,898	0.46%	51,075	0.69%	88,597	2.41%
Money market accounts due on demand	499,457	0.55%	413,401	0.75%	374,577	1.21%
Time, under $100,000	579,318	1.58%	811,409	1.80%	1,059,921	2.80%
Time, $100,000 to $250,000	387,218	1.75%	409,070	2.03%	441,642	2.69%
Time, more than $250,000	67,262	1.90%	87,363	2.03%	78,231	2.55%

	$2,009,755	1.03%	$2,129,742	1.37%	$2,332,333	2.03%

Borrowings

We had no outstanding securities sold under repurchase agreements at December 31, 2011 and December 31, 2010 and no outstanding federal funds purchased at December 31, 2011 or 2010.

FHLB advances totaled $57.9 million as of December 31, 2011, compared with $165.9 million as of December 31, 2010. FHLB advances may be collateralized by stock in the FHLB, cash pledged mortgage-backed securities and unencumbered qualifying mortgage loans. As of December 31, 2011, 2010 and 2009, FHLB borrowings had weighted average interest rates of 4.7%, 3.3% and 3.0%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2011, $35.8 million mature prior to December 31, 2012. We had $231.4 million and $72.8 million of additional borrowing capacity with the FHLB as of December 31, 2011 and December 31, 2010, respectively. Our lending agreement with the FHLB permits the FHLB to refuse to make advances under that agreement during periods in which an “event of default” (as defined in that agreement) is continuing. An “event of default” occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. Among those events is the issuance or entry of “any supervisory or consent order pertaining to” the Bank, which would include the Supervisory Agreement. To date the FHLB has not declared a default under this agreement, and has not notified the Bank that future advances would not be made available, although it has required the Bank to deliver physical possession of certain negotiable instruments and related documentation as collateral for borrowings under that agreement.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco, or FRBSF. At December 31, 2011 and December 31, 2010, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $99.9 million and 192.9 million at December 31, 2011 and December 31, 2010, respectively. The FRBSF is also not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt totaled $61.9 million at December 31, 2011, compared with $66.9 million at December 31, 2010. During the first quarter of 2011, we repurchased and retired our long-term debt arrangement with USAA for $3.0 million, a $2.0 million discount from the $5.0 million carrying value of the debt. The $2.0 million discount was recognized as noninterest income. The remaining long-term debt is $61.9 million of junior subordinated debentures issued in connection with the sale of TruPS by HomeStreet Statutory Trust, a subsidiary of HomeStreet, Inc. TruPS allow investors to buy subordinated debt through a variable interest entity trust which issues preferred securities to third-party investors and invests the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon on the debt mirrors the dividend payment on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable entity trust is not consolidated in our financial statements.

We elected to defer the payment of interest on our outstanding TruPS that was due on December 15, 2008. Subsequent to December 31, 2008, we elected to continue the deferral of interest payments commencing on March 15, 2009. We are entitled, at our option, subject to certain conditions, to defer payments of interest up to five years under the related TruPS agreements. Under these agreements, as a consequence of electing the deferral of interest payments, we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock until we are current on all interest payments due on the TruPS. As of December 31, 2011 and December 31, 2010, total deferred interest was $10.4 million and $8.5 million, respectively.

Capital

Shareholders’ equity on a per share basis, calculated after giving effect to (a) the 1-for-2.5 reverse stock split implemented on July 19, 2011 and (b) the 2-for-1 forward stock split on March 6, 2012, increased to $31.98 as of December 31, 2011, from $21.76 as of December 31, 2010.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets for the twelve month periods ended December 31, 2011 and 2010.

	At or for the year ended Ended December 31,
(in thousands)	2011	2010
Return on assets (1)	0.70%	(1.19)%
Return on equity (2)	23.50%	(38.00)%
Equity assets ratio (3)	3.31%	3.38%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.

Business Lines

HomeStreet has four lines of business we report as operational segments: Community Banking, Single Family Lending, Income Property Lending and Residential Construction Lending. The results for these segments are based on a management accounting process that assigns income statement items to each responsible line of business. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the lines of business based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our lines of business by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change.

We use various management accounting methodologies to assign certain balance sheet and income statements items to the responsible lines of business, including:

•

a funds transfer pricing system, which allocates interest income credits and funding charges between the lines of business and our treasury division, with that division assigning to each such line of business a funding credit for its liabilities, such as deposits, and a charge to fund its assets; and

•	an allocation of charges for services rendered to the lines of business by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns.

•	income taxes for the Company on a consolidated basis, which are allocated based on the effective tax rate applied to the segment’s pretax income or loss.

Financial highlights by line of business were as follows:

Community Banking

We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans. Our bank branch network consists of 20 branches, primarily in the historically higher growth Puget Sound area. At December 31, 2011 and December 31, 2010, our core deposits totaled $1.60 billion and $1.74 billion and our business banking loan portfolio totaled $205.6 million and $259.3 million, respectively.

	Year ended December 31,
(in thousands)	2011	2010	2009
Net interest income	$30,955	$32,316	$24,557
Provision for loan losses	(193)	(3,434)	(4,685)
Noninterest income	4,346	4,631	4,147
Noninterest expense	(23,531)	(22,479)	(23,487)
Inter-segment expense	(8,557)	(7,820)	(7,651)

Income (loss) before income taxes	3,020	3,214	(7,119)
Income tax benefit	(41)	(67)	(2,126)

Net income (loss)	$3,061	$3,281	$(4,993)

Community banking net income was $3.1 million in the year ended December 31, 2011, a decrease of $0.2 million from $3.3 million in the same period of the prior year. Net income decreased primarily due to a decrease in net interest income, reflecting a decrease in consumer deposit balances for which the segment receives a funds transfer pricing credit, largely offset by a decrease in the provision for loan losses of $3.2 million, reflecting an improvement in the segment’s asset quality.

Community banking net income was $3.3 million in 2010, an increase of $8.3 million from a loss of $5.0 million in 2009. Net income improved primarily due to an increase in net interest income, reflecting an increase in consumer core deposit balances for which the segment receives a funds transfer pricing credit as well as lower deposit costs.

Single Family Lending

We sell into the secondary market residential mortgage loans originated both directly and through our relationship with Windermere Mortgage Services. This segment also originates and services loans for our portfolio on a selective basis, including home equity loans and lines of credit. We originate mortgages using secondary market standards, and the majority are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of the loans are brokered or sold on a servicing-released basis to correspondent lenders.

	Year ended December 31,
(in thousands)	2011	2010	2009
Net interest income	$20,607	$22,004	$22,365
Provision for loan losses	(1,902)	(11,793)	(8,887)
Noninterest income	84,917	83,436	50,739
Noninterest expense	(40,360)	(40,941)	(19,463)
Inter-segment expense	(14,752)	(11,877)	(11,620)

Income before income taxes	48,510	40,829	33,134
Income tax (benefit) expense	(653)	(848)	9,895

Net income	$49,163	$41,677	$23,239

Single family lending net income was $49.2 million in the year ended December 31, 2011, an increase of $7.5 million from $41.7 million in the same period of 2010. The increase in net income reflects a decrease in loan loss provisions associated with a stabilization of the credit quality of our portfolio of single family loans as well as a slight increase in noninterest income, reflecting an increase in single family mortgage servicing income offset by a decrease in net gains on mortgage loan origination and sales activities. See — “Results of Operations, Noninterest Income—Net gains on mortgage loan origination and sales activities.”

Single family lending net income was $41.7 million in 2010, an increase of $18.4 million from $23.2 million in 2009. Net income increased primarily due to an increase in mortgage servicing revenue, partially offset by an increase in noninterest expense reflecting increases in other real estate owned as well as foreclosure and collection expenses.

Income Property Lending

We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae, and we generally continue to service them after the sale. At December 31, 2011 and 2010, we serviced $758.5 million and $776.7 million, respectively, of loans we had originated through the Fannie Mae DUS program. We also originate commercial construction and land loans, bridge loans and permanent loans for our own portfolio.

	Year ended December 31,
(in thousands)	2011	2010	2009
Net interest income	$8,656	$6,114	$2,776
Provision for loan losses	(431)	(810)	(34,275)
Noninterest income	5,832	2,952	3,339
Noninterest expense	(3,871)	(4,894)	(4,338)
Inter-segment expense	(3,173)	(2,487)	(2,434)

Income (loss) before income taxes	7,013	875	(34,932)
Income tax benefit	(94)	(18)	(10,432)

Net income (loss)	$7,107	$893	$(24,500)

Income Property net income was $7.1 million in the year ended December 31, 2011, an increase of $6.2 million from net income of $0.9 million for the year ended December 31, 2010. Net income improved primarily due to a gain of $2.9 million on the sale of $119.5 million of mortgage loans under our DUS program and an increase in net interest income of $2.5 million, reflecting a decrease in nonaccrual loan balances.

Income Property net income was $0.9 million in 2010, an increase of $25.4 million from a loss of $24.5 million in 2009. Net income improved primarily due to a decrease in the provision for loan losses of $33.5 million.

Residential Construction Lending

We originate residential construction and land loans primarily for our own portfolio. Beginning in 2007, we substantially curtailed new originations in order to reduce our concentration in this category.

	Year ended December 31,
(in thousands)	2011	2010	2009
Net interest income	$578	$(2,386)	$(6,279)
Provision for loan losses	(774)	(21,263)	(105,668)
Noninterest income	99	8	12
Noninterest expense	(27,248)	(32,371)	(18,396)
Inter-segment expense	(3,242)	(2,163)	(2,116)

Loss before income taxes	(30,587)	(58,175)	(132,447)
Income tax expense (benefit)	412	1,209	(39,554)

Net loss	$(30,999)	$(59,384)	$(92,893)

Residential construction lending recorded a loss of $31.0 million in the year ended December 31, 2011, improving results by $28.4 million from a loss of $59.4 million in the year ended December 31, 2010. The net loss decreased primarily due to a decrease in the provision for loan losses, reflecting an improvement in the segment’s credit quality, an increase in net interest income due to decreases in nonaccrual loan balances and a decrease in noninterest expense as reflecting a decrease in OREO expenses.

Residential construction lending reported a loss of $59.4 million in 2010, an improvement from a loss of $92.9 million in 2009. Net income improved primarily due to a decrease in the provision for loan losses of $84.4 million.

Off-Balance Sheet Arrangements

In the normal course, we are a party to financial instruments with off-balance-sheet risk. These financial instruments (which consist of commitments to originate loans and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements as discussed below. The contractual amounts of those instruments reflect the extent of our involvement in those particular classes of financial instruments.

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•

Credit agreements. We have made commitments to lend to customers in accordance with predetermined contractual provisions, some of which may not be terminated without payment of a fee. The total amount of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon. The following table presents unfunded commitments to extend credit for the periods indicated:

	At December 31,
	2011	2010	2009
Commitments to originate loans:
Variable-rate	$6,655	$4,953	$13,300
Fixed-rate	250,251	132,599	149,633

Total	$256,906	$137,552	$162,933

Commitments to originate loans increased $119.4 million as of December 31, 2011, as compared with December 31, 2010, as single family loan production increased. The decrease of $25.4 million from December 31, 2009 to December 31, 2010 reflects the inability of borrowers to access or qualify for credit facilities.

•

Options. The Company writes options such as interest rate lock commitments on mortgage loans that are exercisable at the option of the borrower. Interest rate lock commitment options are exercised when a borrower “locks” an offered interest rate for a loan application that requires closing of that loan within a specified time frame, typically within 90 days. We are exposed to market risk on interest rate lock commitments if interest rates rise between the effective date of the interest rate lock and the sale date of the loan. The fair value of interest rate lock commitments existing at December 31, 2011 and December 31, 2010, was $6.8 million and $2.3 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments through the use of forward sale commitments.

•

Leases. The Company is obligated under noncancelable leases for office space. The office leases also contain renewal and space options. Rental expense under noncancelable operating leases totaled $5.9 million, $6.5 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•

Loss sharing. We originate, sell and service multifamily loans through HomeStreet Capital, our Fannie Mae DUS multifamily (“DUS”) origination business. Loans are sold to Fannie Mae with limited recourse. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. The total principal balance of loans outstanding under the DUS program as of December 31, 2011 and December 31, 2010 was $758.5 million and $776.7 million, respectively, and our reserve related to our 5% first loss position and 20% maximum loss share risk was $3.6 million and $4.1 million as of December 31, 2011 and December 31, 2010, respectively.

•

Origination defect claims. In our single family lending business, we sell loans we originate without recourse; however, if such loans had defects in the origination process, such as documentation errors, underwriting errors and judgments, early payment default and fraud, we may be required under the terms of our loan sale agreements with investors to either repurchase the loan on default or indemnify the investor for losses sustained if the investor incurs losses in the collection or foreclosure process. We call these claims origination defect claims. As of December 31, 2011 and December 31, 2010, the total principal balance of loans sold without recourse under these terms and conditions totaled $6.94 billion and $6.40 billion. We have established a mortgage repurchase reserve of $0.5 million and $0.5 million as of December 31, 2011 and December 31, 2010, respectively, to provide for estimated future losses on origination defect claims by investors. Actual origination defect claim losses of $0.8 million, $0.4 million and $0.1 million were incurred for the years ended December 31, 2011, 2010 and 2009 respectively.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide or obtain collateral from certain counterparties for amounts in excess of exposure limits due to the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties which include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. As a result of our weakened financial condition and regulatory status, we have been required to provide certain derivative counterparties collateral against derivative financial instruments. As of December 31, 2011 and 2010 counterparties held $34.9 million and $58.6 million of our investment securities and cash as collateral which was in excess of the credit exposure to those counterparties.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2011. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total
Deposits (1)	$1,508,829	$481,165	$19,761	$—	$2,009,755
FHLB advances	35,834	3,500	12,200	6,385	57,919
Trust preferred securities	—	—	—	61,857	61,857
Operating leases	5,280	9,478	8,255	4,278	27,291
Purchase obligations (2)	3,270	2,628	939	1,599	8,436

Total	$1,553,213	$496,771	$41,155	$74,119	$2,165,258

(1)	Deposits with inderterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.
(2)	Represents agreements to purchase goods or services.

Enterprise Risk Management

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Among these risks are credit risk, market risk, which includes interest rate and price, liquidity risk and operational risk. We are also subject to risks associated with compliance/regulatory, strategic and reputational matters.

Senior managers and management-level and board-level committees oversee the management of various risks. We review and assess these risks on an enterprise-wide basis as part of the annual strategic planning process. We use internal audits, quality control and loan review functions to assess the strength of and adherence to risk management policies, internal controls and regulatory requirements. Similarly, external reviews, examinations and audits are conducted by independent accountants, regulators and others. In addition, our compliance, appraisal, corporate security and information security personnel provide additional risk management services in their areas of expertise.

Management recommends the appropriate level of risk in our strategic and business plans and in our board-approved credit and operating policies and has responsibility for measuring, managing, controlling and reporting on risks. The Bank’s board of directors and its committees oversee the monitoring and controlling of significant risk exposures, including the policies governing risk management. These committees include:

•

Audit Committee. The audit committee oversees our financial reporting process and compliance activities on behalf of our board of directors. Specifically, the audit committee reviews our financial reporting and the controls over financial reporting; reviews the appropriateness of the allowance for loan losses; appoints, oversees and terminates the independent auditor and the Chief Audit Officer; oversees the internal audit activity; and oversees our management of legal, regulatory and compliance risks. The Audit Committee approves the following policies: Allowance for Loan Loss Policy (in conjunction with the credit committee), Code of Conduct, Audit Services Pre-Approval Policy, Internal Audit Policy, Compliance Policy, Corporate Business Resumption Plan Policy, Bank Secrecy Act Policy, Branch Opening, Closing and Relocating Policy, Corporate Information Security Policy, Security Program Policy, Pandemic Policy and Consecutive Time Off Policy.

•

Finance Committee. The finance committee oversees the consolidated companies’ activities related to balance sheet management, interest rate risk management, counterparty risk management, including approval of broker/dealer relationships and open trade limits and liquidity risk management. The finance committee approves the Asset Liability Management Policy, which includes policies related to liquidity and liquidity contingency planning.

•

Credit Committee. The credit committee reviews new lending activity, loan portfolio credit performance, concentrations of risk, charge-off activity, appropriateness of loan loss reserves, measurement of losses on impaired loans, certain large loans, loan workouts and has approval authority over new loans or increases in large loans that are recommended by management within the restrictions of Bank policies. The credit committee approves credit policies, products and programs subject to ratification by the full board of directors.

•

Human Resources and Corporate Governance Committee. The human resources and corporate governance committee, or HRCG, of HomeStreet, Inc., on behalf of the board of directors, reviews all matters concerning our human resources, compensation, benefits, and corporate governance. HRCG’s policy objectives are to ensure that HomeStreet and its operating subsidiaries meet their corporate objectives of attracting and retaining a well-qualified workforce, to oversee our human resource strategies and policies and to ensure processes are in place to assure compliance with employment laws and regulations. HRCG is authorized by the board of directors to take any action on the board’s behalf as described in its charter or as otherwise delegated by the board, except as otherwise specifically reserved by law, regulation, other committees’ charters or the Bank’s charter documents for action solely by the full board or another board committee.

•

Investment Services Committee. The investment services committee oversees the bank’s investment services business, including all nondeposit investment products and services. Specifically, the committee reviews and oversees the annual business plan for investment services and monitors results, reviews and oversees management’s and the broker/dealer’s compliance with and performance under the various agreements, reviews and approves policies relating to the retail sale of nondeposit investment products and monitors and oversees investment service’s customer complaints and complaint resolution.

The following is a discussion of our risk management practices. The risks related to credit, liquidity, interest rate and price warrant in-depth discussion due to the significance of these risks and the impact they have had on our business in the recent past.

Credit Risk Management

Credit risk is defined as the risk to current or anticipated earnings or capital arising from an obligor’s failure to meet the terms of any contract with the Bank, including those in the lending, securities and derivative portfolios, or otherwise perform as agreed. Factors relating to the degree of credit risk include the size of the asset or transaction, the contractual terms of the related documents, the credit characteristics of the borrower, the channel through which assets are acquired, the features of loan products or derivatives, the existence and strength of guarantor support, the availability, quality and adequacy of any underlying collateral and the economic environment after the loan is originated or the asset is acquired. Our overall portfolio credit risk is also impacted by asset concentrations within the portfolio.

Our credit risk management process is governed centrally. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling and continual loan review, quality control and audit processes. In addition, we have an independent loan review function that reports to the credit committee of our board of directors and regulatory examiners and internal auditors review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

The Chief Credit Officer’s primary responsibilities include directing the activities of the credit risk management function as it relates to the loan portfolio, overseeing loan portfolio performance and ensuring compliance with established credit policies, standards and limits, determining the reasonableness of our allowance for loan losses, reviewing and approving large credit exposures and delegating credit approval authorities. Senior credit administrators who oversee the lines of business have both transaction approval authority and governance authority for the approval of procedures within established policies, standards and limits. The Chief Credit Officer reports directly to the President and Chief Executive Officer.

The Bank loan committee, established by the credit committee of the Bank’s board of directors, provides direction and oversight within our risk management framework. The committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Bank loan committee periodically approves credits larger than the Chief Credit Officer’s and the Chief Executive Officer’s approval authority. The members of the committee are the President and Chief Executive Officer, Chief Credit Officer and Chief Financial Officer.

The loan review officer’s primary responsibility includes the review of our loan portfolios to provide an independent assessment of credit quality, portfolio oversight and credit management, including accuracy of loan grading. Loan review also conducts targeted credit-related reviews and credit process reviews at the request of the board of directors and management and reviews a sample of newly originated loans for compliance with closing conditions and accuracy of loan grades. Loan review reports directly to the Bank board’s credit committee and administratively to the Risk and Regulatory Oversight Director.

The treasury function’s primary responsibilities include directing the activities of the credit risk management function as it relates to securities and derivative portfolios, overseeing derivative portfolio performance and ensuring compliance with established credit policies, standards and limits. The Treasurer reports directly to the Chief Financial Officer, who reports to the President and Chief Executive Officer.

Appraisal Policy

An integral part of our credit risk management process is the valuation of the collateral supporting the loan portfolio, which is primarily comprised of loans secured by real estate. We maintain a board-approved appraisal policy for real estate appraisals that conforms to the Uniform Standards of Professional Appraisal Practice (“USPAP”) and the FDIC regulatory requirements. Our Chief Appraiser, who is independent of the business unit and credit administration departments, is responsible for maintaining the appraisal policy and recommending changes to the policy subject to Bank loan committee and board credit committee approval.

Real Estate

Our appraisal policy requires that market value appraisals be prepared at loan origination, subsequent loan extensions and for loan monitoring purposes. Our appraisals are prepared by independent third-party appraisers and our staff appraisers. We use state certified and licensed appraisers with appropriate expertise as it relates to the subject property type and location. All appraisals contain “as is” values based upon the definition of market value as set forth in the FDIC appraisal regulations. For commercial properties we may also obtain “upon completion” and “upon stabilization” values as appropriate to the loan type and status. The appraisal standard for the non-tract development properties (four units or less) is retail value of individual units. For tract development properties with five or more units, the appraisal standard is the bulk value of the tract as a whole.

We review all appraisals prior to approval of a loan transaction. Commercial real estate appraisals are reviewed by our in-house appraisal staff. Single family appraisal reviews are generally conducted by our single family loan underwriters. Complex single family appraisals or appraisals with unusual characteristics are referred to our appraisal department for review.

For loan monitoring and problem loan management purposes our appraisal requirements are as follows:

•	We generally do not perform valuation monitoring for pass-graded credits due to minimal credit risk.

•	For loans graded special mention, an annual appraisal or collateral valuation is performed, depending upon property complexity, market area, market conditions, intended use and other considerations.

•

For loans graded substandard or doubtful and for all OREO properties, we require an independent third-party appraisal every 12 months until disposition or loan upgrade. At the intervening six-month point, we prepare a collateral valuation. A collateral valuation is an in-house appraisal report prepared by our staff appraisers.

•

In addition, if we determine that market conditions, changes to the property, changes in the intended use of the property or other factors indicate an appraisal is no longer reliable, we will also obtain an updated collateral valuation and assess whether a change in collateral value requires an additional adjustment to carrying value.

Other

Our appraisal requirements for loans not secured by real-estate-secured loans, such as business loans secured by equipment, include valuation methods ranging from evidence of sales price or verification with a recognized guide for new equipment to a valuation opinion by a professional appraiser for multiple pieces of used equipment.

Nonaccrual Policy

Loans are placed on nonaccrual status when the full and timely collection of interest and principal is doubtful, generally when the loan becomes 90 days or more past due for interest or principal payments or if part of the principal balance has been charged off. All payments received on nonaccrual loans are accounted for using the cost method. Under the cost method, all payments are applied to the principal balance until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status and no longer designated as impaired unless the loan is designated as a performing troubled debt restructuring (TDR), in which case it will remain designated as impaired. Loans that are well-secured and in the collection process are maintained on accrual status, even if they are 90 days or more past due. FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

Troubled Debt Restructuring Policy

Loans are reported as TDRs when we grant concessions that we would not otherwise consider to borrowers experiencing financial difficulty. Concessions to borrowers not experiencing financial difficulties that represent an insignificant delay in performance are not considered TDRs. These payment concessions represent delays in payments that are insignificant relative to the unpaid principal or collateral value of the loan and will result in an insignificant shortfall in the contractual amount due, and the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

In the current economic environment, we have modified loans for various reasons for borrowers not experiencing financial difficulties. For example, we have extended maturities on certain loans to allow additional time for sales or leasing of residential and commercial real estate construction or rehabilitation projects. Other short-term extensions have been granted to allow time for receipt of appraisals and other financial reporting information to facilitate underwriting of loan extensions and renewals.

TDRs are designated as impaired because interest and principal payments will not be received in accordance with original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off.

When there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest, we may enter into TDRs to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Bank to foreclose or modify the terms. We have made concessions such as interest-only payment terms, interest rate reductions, principal and interest forgiveness and payment restructures. Since mid-2009, concessions to construction and land development borrowers have been focused primarily on forgiveness of principal in conjunction with settlement activities so as to allow us to acquire control of the real estate collateral. For single family mortgage borrowers, we have generally granted interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower’s current financial condition to assure that they can make the modified payment.

Impairment Policy

A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

Impairment for loans for which collection is dependent upon the liquidation of the collateral is measured as the difference between the recorded investment balance of the loan and the fair value of the collateral, less estimated selling costs. Impairment for loans that are not collateral dependent is measured as the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded investment balance of the loan. A specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off.

In accordance with our appraisal policy, the fair value of impaired collateral dependent loans is determined using independent third-party appraisals, obtained at least annually, or is based on collateral valuations prepared by in-house appraisers at the intervening six-month point. Upon the receipt of an updated appraisal or collateral valuation, loan impairments are remeasured and recorded. If the calculated impairment is determined to be permanent, fixed or nonrecoverable, the impairment will be charged off. Loans designated as impaired are generally placed on nonaccrual and remain in that status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement are reasonably assured at which point the loan is returned to accrual status and generally no longer considered impaired. Loans designated as TDRs are considered impaired for so long as the loan is designated as a TDR.

Asset Quality and Nonperforming Assets

The primary markets in which we do business have been impacted by the deterioration in the U.S. housing market that began in 2007. In response to the current challenges in our operating environment, we have and will continue to revise our credit risk policies and monitoring, including revising the limits on credit exposure by geographical region, product type and borrower. We generally stopped our new loan origination for investment in 2008 to enable us to focus on problem loan resolution and improving overall asset quality. During 2009, 2010 and 2011, our lending practices and underwriting standards tightened as we shifted to primarily originating single family loans that conform to government-sponsored enterprise parameters and Fannie Mae Delegated Underwriting and Servicing multifamily loans, substantially all of which was designated for sale.

Faced with unfavorable market conditions, more borrowers defaulted on their loans, thereby contributing to an increase in delinquency rates which peaked in our loan portfolio during 2009. Furthermore, the rate at which delinquent loans moved to foreclosure increased during 2010 before easing during 2011 as we resolved problem loans. Nonaccrual loans totaled $76.5 million, $113.2 million and $374.2 million as of December 31, 2011, 2010 and 2009, respectively, and OREO balances totaled $38.6 million, $170.5 million and $107.8 million at the same dates.

During 2011, we experienced further improvement in our overall asset quality with lower net charge-offs and lower classified and nonperforming assets. For 2011, net charge-offs totaled $25.1 million, comprised of charge-offs of $31.9 million offset by loan recoveries of $6.9 million, compared with net charge-offs of $83.2 million in 2010, comprised of charge-offs of $86.1 million offset by recoveries of $2.9 million.

Our loan portfolio experienced accelerated credit deterioration during the latter part of 2008 and 2009. To provide for the growing loss potential, we substantially increased our provisions for loan losses during this period. As of December 31, 2009, we increased our allowance for loan losses, both in absolute terms and as a percentage of loans held in portfolio, to $109.5 million, or 5.28%, up from $58.6 million, or 2.36%, as of the end of 2008. During 2009 and to a lesser extent in 2010 and 2011, we realized a significant amount of the anticipated credit losses as troubled loans were modified, paid down, charged-off or migrated to OREO status. Total net charge-offs were $25.1 million, $83.2 million and $101.7 million in 2011, 2010 and 2009. During 2010 and 2011, as problem loans were resolved and credit losses realized, the balance of and the credit risk inherent within the loans held for investment portfolio declined. Consequently, the level of our allowance for loan losses also declined during those periods. Our loan portfolio, excluding the allowance for loan losses, decreased $259.1 million, or 16.2%, during 2011, $471.8 million, or 22.7%, during 2010 and decreased $410.0 million, or 16.5%, during 2009. As of December 31, 2011, the allowance for loan losses decreased to $42.7 million, or 3.2% of the loans held for investment portfolio.

These credit trends are reflected in the decrease in our provision for loan losses during 2011, compared with 2010. Provision expense was $3.3 million for the year ended December 31, 2011, a decrease of $34.0 million, compared to $37.3 million for 2010. Provision amounts for 2010 decreased $116.2 million from 2009 levels.

Classified assets decreased to $188.2 million, or 8.3% of total assets, as of December 31, 2011, compared with $363.9 million, or 14.6% of total assets, as of December 31, 2010. Nonperforming assets also improved, decreasing to $115.1 million, or 5.1% of total assets, as of December 31, 2011, compared with $283.7 million, or 11.4% of total assets, as of December 31, 2010. As of December 31, 2011, nonperforming loans decreased $36.7 million, or 32.4%, to $76.5 million, compared with $113.2 million as of December 31, 2010 and OREO balances decreased $131.9 million, or 77.4%, to $38.6 million, compared with $170.5 million for the same periods.

Our loans held for investment portfolio, net of allowance for loan losses, decreased $237.6 million, or 15.4%, to $1.30 billion as of December 31, 2011, compared with $1.54 billion as of December 31, 2010. As of December 31, 2011 the allowance for loan losses was $42.7 million, or 3.2% of the loans held for investment balance, compared with $64.2 million, or 4.0% of the loans held for investment balance at December 31, 2010.

The following table presents certain information about our impaired loans and valuation allowances at December 31, 2011, 2010 and 2009 as well as interest payments on impaired loans at and for the year then ended.

	December 31,
(in thousands)	2011	2010	2009
Allowance for credit losses:
Beginning balance	$64,566	$110,422	$58,587
Charge-offs	(31,944)	(86,053)	(102,010)
Recoveries	6,878	2,897	330
Provision	3,300	37,300	153,515

Ending Balance	$42,800	$64,566	$110,422

Collectively evaluated for impairment	$24,083	$46,469	$81,974
Individually evaluated for impairment	18,717	18,097	28,448

Total	$42,800	$64,566	$110,422

Loans held for investment:
Collectively evaluated for impairment	$1,170,259	$1,469,290	$1,698,496
Individually evaluated for impairment	177,365	138,175	377,885

Total	$1,347,624	$1,607,465	$2,076,381

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. The methodology for evaluating the appropriateness of the allowance for loan losses has two basic elements: first, identification of impaired loans and the measurement of impairment for each individual loan so identified; and second, a method for collectively evaluating impairment of all other loans not identified as impaired. See “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates — Allowance for Loan Losses.”

The allowance for credit losses decreased by $21.8 million, or 33.7%, to $42.8 million at December 31, 2011 from $64.6 million at December 31, 2010, which was a decrease of $45.9 million, or 41.5%, from $110.4 million at December 31, 2009. The decline since December 31, 2009 reflects a decrease of $730.9 million, or 35.2%, in total loans held for investment, to $1.34 billion at December 31, 2011 from $2.08 billion at December 31, 2009. The reduction in the required allowance for loan losses also reflects the overall improvement in credit quality of loans held for investment.

The following table presents the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without an asset-specific allowance, as of December 31, 2011, 2010 and 2009.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2011
Loans with no related allowance recorded	$94,825	$108,112	$—
Loans with an allowance recorded	82,540	87,781	18,717

Total	$177,365	$195,893	$18,717

December 31, 2010
Loans with no related allowance recorded	$66,406	$69,829	$—
Loans with an allowance recorded	71,769	83,380	18,097

Total	$138,175	$153,209	$18,097

December 31, 2009
Loans with no related allowance recorded	$132,584	$135,732	$—
Loans with an allowance recorded	245,301	282,931	28,448

Total	$377,885	$418,663	$28,448

Impaired loans totaled $177.4 million and $138.2 million at December 31, 2011 and 2010, respectively. The decline in total impaired loans since December 31, 2009 reflects management’s continued efforts to resolve troubled assets. The increase in total impaired loans since December 31, 2010 reflects the additional TDRs identified pursuant to the provisions of Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, adopted by the Company as of July 1, 2011. Impaired loans without specific loan loss reserves totaled $94.8 million and $66.4 million and represented 53.5% and 48.1% of total impaired loans at December 31, 2011 and 2010, respectively. Generally, impaired loans with no related allowance are loans with carrying values which have been reduced to the fair value of collateral less costs of disposal through a partial charge-off of the loan. Impaired loans with a related allowance are loans with probable losses that are not yet fixed and permanent. We maintain an allowance for loan loss policy that is approved annually by the board of directors of the Bank. The policy includes our methodology for determining the adequacy of the allowance for loan losses.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class for the periods indicated:

	At December 31,
	2011			2010			2009
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans
Consumer loans
Single family	$10,671	24.9%	36.9%	$11,977	18.6%	32.7%	$17,308	15.7%	28.4%
Home equity	4,623	10.8%	11.8%	4,495	7.0%	11.3%	6,848	6.2%	10.2%

	15,294	35.7%	48.7%	16,472	25.6%	44.0%	24,156	21.9%	38.6%
Commercial loans
Commercial real estate	4,321	10.1%	29.8%	10,060	15.6%	26.6%	10,761	9.7%	21.6%
Multifamily residential	335	0.8%	4.2%	1,795	2.8%	6.5%	1,947	1.8%	4.1%
Construction/land development	21,237	49.6%	12.9%	33,478	51.9%	17.7%	67,764	61.4%	30.5%
Commercial business	1,613	3.8%	4.4%	2,761	4.3%	5.2%	5,794	5.2%	5.2%

	27,506	64.3%	51.3%	48,094	74.6%	56.0%	86,266	78.1%	61.4%

Total allowance for credit losses	$42,800	100.0%	100.0%	$64,566	100.0%	100.0%	$110,422	100.0%	100.0%

	At December 31,
	2008			2007
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans
Consumer loans
Single family	$7,768	13.3%	22.9%	$4,466	11.5%	20.0%
Home equity	1,329	2.3%	9.8%	1,542	4.0%	9.8%

	9,097	15.6%	32.7%	6,008	15.5%	29.8%
Commercial loans
Commercial real estate	9,785	16.7%	18.9%	5,156	13.3%	14.1%
Multifamily residential	1,389	2.4%	3.8%	1,059	2.7%	4.7%
Construction/land development	33,511	57.2%	38.5%	21,840	56.3%	46.0%
Commercial business	4,806	8.2%	6.1%	4,741	12.2%	5.4%

	49,491	84.5%	67.3%	32,796	84.5%	70.2%

Total allowance for credit losses	$58,588	100.0%	100.0%	$38,804	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments, for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
(in thousands)
Allowance at the beginning of period	$64,566	$110,422	$58,587	$38,804	$27,834
Provision for loan losses	3,300	37,300	153,515	34,411	10,955
Recoveries:
Consumer
Single family residential	208	607	—	—	—
Home equity	132	37	42	3	2

	340	644	42	3	2
Commercial
Construction/land development	6,274	2,010	31	44	—
Commercial business	264	243	257	91	243

	6,538	2,253	288	135	243

Total recoveries	6,878	2,897	330	138	245

Charge-offs:
Consumer
Single family residential	8,347	9,103	8,244	397	—
Home equity	5,062	3,087	3,308	300	2

	13,409	12,190	11,552	697	2
Commercial
Commercial real estate	817	1,187	4,160	—	—
Construction/land development	16,890	71,024	82,355	10,454	220
Commercial business	828	1,652	3,943	3,615	8

	18,535	73,863	90,458	14,069	228

Total charge-offs	31,944	86,053	102,010	14,766	230

(Charge-offs), net of recoveries	(25,066)	(83,156)	(101,680)	(14,628)	15

Balance at end of period	$42,800	$64,566	$110,422	$58,587	$38,804

Allowance for loan losses as a percentage of total loans	3.18%	4.00%	5.28%	2.36%	1.57%
Net charge-offs to average loans receivable, net	1.70%	4.45%	4.41%	0.58%	0.00%
Nonperforming loans as a percentage of total loans	5.69%	7.06%	18.03%	3.03%	1.37%

We manage asset quality and control credit risk by diversifying our loan portfolio and by applying policies designed to promote sound underwriting and loan monitoring practices. The Bank’s credit group is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the organization.

We regularly review loans in our portfolio to assess credit quality indicators and determine appropriate loan classification and grading in accordance with applicable regulations. We assign these grades as follows:

•

Pass. We have five pass classification grades which represent a level of credit quality that ranges from no well-defined deficiency or weakness to some noted weakness; however, the risk of default on any loan classified as pass is expected to be remote.

•	Watch. An asset graded as watch has a remote risk of default but is exhibiting deficiency or weakness that requires monitoring.

•

Special Mention. A special mention loan does not currently expose us to a sufficient degree of risk to warrant an adverse classification but does possess a correctable deficiency or potential weakness deserving management’s close attention.

•

Substandard. A substandard asset is inadequately protected by the current secured worth and paying capacity of the borrower or of collateral pledged on the loan, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, such as a high probability of payment default, and are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected.

•

Doubtful. An asset classified as doubtful has all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Doubtful is considered to be a temporary classification until resolution of pending weaknesses enables us to more fully evaluate the potential for loss.

•

Loss. That portion of an asset classified as loss is considered uncollectible and of so little value that its characterization as an asset is not warranted. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer charging off all or that portion of the asset deemed uncollectible even though partial recovery may occur in the future.

As of December 31, 2011 and 2010, $218.8 million and $323.0 million of loans were graded watch, $153.3 million and $156.5 million of loans were graded special mention and $149.6 million and $193.5 million of loans were graded substandard, respectively; no loans were graded doubtful. In 2011, $31.9 million of loans were graded loss and charged off. “Classified assets” include loans graded as substandard, doubtful and loss as well as OREO. The total amount of classified assets was $188.2 million and $363.9 million as of December 31, 2011 and 2010, respectively.

The following table sets forth our loans held for investment portfolio and loans graded special mention, substandard and designated as nonaccrual for the periods indicated below.

Balances as of December 31, 2011
(in thousands)
			Special Mention		Substandard
Loan Category	Committed Balance (1)	Recorded Investment (2)	Committed Balance (1)	Recorded Investment (2)	Committed Balance (1)(3)	Recorded Investment (2)(3)	Nonaccrual (2)
Consumer loans
Single family residential	$496,845	$496,934	$45,412	$45,412	$12,104	$12,104	$12,104
Home equity	230,838	158,936	2,061	2,056	2,538	2,464	2,464

	727,683	655,870	47,473	47,468	14,642	14,568	14,568
Commercial loans
Commercial real estate	402,457	402,139	52,466	52,456	46,788	46,788	10,184
Multifamily residential	56,448	56,379	508	508	8,004	7,938	2,394
Construction/land development	183,066	173,405	51,054	46,019	80,553	78,601	48,387
Commercial business	82,172	59,831	7,900	6,818	1,701	1,700	951

	724,143	691,754	111,928	105,801	137,046	135,027	61,916

Total	1,451,826	1,347,624	$159,401	$153,269	$151,688	$149,595	$76,484

Undisbursed construction loan funds	(9,661)	n/a
Undisbursed home equity and business banking line funds	(94,541)	n/a
Net deferred loan fees and discounts	(4,062)	(4,062)
Allowance for loan and lease losses (4)	(42,689)	(42,689)

Loans held for investment, net	$1,300,873	$1,300,873

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.

(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of charge-offs.
(4)	Allowance for loan losses includes specific valuation allowances of $18.7 million.

Balances as of December 31, 2010
(in thousands)
			Special Mention		Substandard
Loan Category	Committed Balance (1)	Recorded Investment (2)	Committed Balance (1)	Recorded Investment (2)	Committed Balance (1)(3)	Recorded Investment (2)(3)	Nonaccrual (2)
Consumer loans
Single family residential	$526,749	$526,462	$5,504	$5,216	$13,938	$13,938	$13,938
Home equity	262,425	181,537	630	596	2,604	2,535	2,535

	789,174	707,999	6,134	5,812	16,542	16,473	16,473
Commercial loans
Commercial real estate	423,338	426,879	70,639	69,862	47,285	47,285	20,259
Multifamily residential	104,992	104,497	—	—	8,167	8,167	8,167
Construction/land development	312,229	285,131	90,502	75,863	118,172	111,532	65,952
Commercial business	108,016	82,959	5,807	4,926	11,717	10,035	2,359

	948,575	899,466	166,948	150,651	185,341	177,019	96,737

Total	1,737,749	1,607,465	$173,082	$156,463	$201,883	$193,492	$113,210

Undisbursed construction loan funds	(27,098)	n/a
Undisbursed home equity and business banking line funds	(103,186)	n/a
Net deferred loan fees and discounts	(4,767)	(4,767)
Allowance for loan and lease losses (4)	(64,177)	(64,177)

Loans held for investment, net	$1,538,521	$1,538,521

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of charge-offs.
(4)	Allowance for loan losses includes specific valuation allowances of $18.1 million.

Loans are placed on nonaccrual, and designated as impaired, when collection of principal or interest is doubtful, generally when a loan becomes 90 days or more past due. See “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates — Allowance for Loan Losses.” All payments received on nonaccrual loans are accounted for using the cash method. Under the cash method, all payments are applied to the principal balance until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status and no longer designated as impaired. Loans that are well-secured and in the collection process are maintained on accrual status, even if they are 90 days or more past due. FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

Loans are reported as troubled debt restructurings (“TDRs”) when the Company grants concessions that we would not otherwise consider to borrowers experiencing financial difficulty. Concessions to borrowers that represent an insignificant delay in performance are not designated TDRs. TDRs are designated as impaired because interest and principal payments will not be received in accordance with original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs placed on accrual status and reported as a TDR as of year-end are identified as performing TDRs as are TDRs in accrual status where the borrower has received below-market interest rate concessions. TDRs where the borrower has received an at-market interest rate concession at the time of modification which have demonstrated performance over a period of time are removed from TDR disclosures in the first eligible period following the annual reporting cycle. TDRs where the borrower has received a below-market interest rate concession remain classified as a TDR, regardless of the accrual or performance status, until the loan is paid off.

When there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest, we may enter into TDRs to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Bank to foreclose or modify the terms. For example, we may make concessions such as interest-only payment terms for income property borrowers in order to allow time for properties to achieve full occupancy. In the past, we also have granted concessions such as interest rate reductions and payment restructures for construction and land development borrowers to allow time for plat completion and sell out. Since mid-2009, concessions to this segment have been focused primarily on forgiveness of principal in conjunction with settlement activities so as to allow us to acquire control of the real estate collateral. For single family mortgage borrowers, we may grant interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower’s current financial condition to assure that they can make the modified payment.

As of July 1, 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the evaluation of whether a loan receivable restructuring constitutes a troubled debt restructuring, and requires that a creditor separately conclude that both of the following exists: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. As a result of adopting the amendments in ASU 2011-2, which required retrospective application to January 1, 2011, we reassessed all loan restructurings that occurred after January 1, 2011 to determine if any of the loan restructurings would be a troubled debt restructuring under the new guidance. We identified certain receivables that were now troubled debt restructurings under the new guidance for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, we identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-2 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As of the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $14.7 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $0.3 million.

The table below contains TDRs reported as of the indicated dates, types of concessions granted and the current status of such TDRs as of December 31, 2011.

(dollars in thousands) At December 31, 2011		Status
Concession Type	Balance	% TDR current on restructured terms	% Upgraded or Paid Off	% Failed
Interest Rate Reduction	$85,166	100%	—	—
Payment Restructure	31,492	100	—	—
Forgiveness of Principal	1,801	100	—	—

	$118,459

At December 31, 2010
Concession Type	Balance	% TDR current on restructured terms	% Upgraded or Paid Off	% Failed
Interest Rate Reduction	$39,347	98%	2%	—
Payment Restructure	15,770	100	—	—
Forgiveness of Principal	1,752	91	—	9%

	$56,869

At December 31, 2009
Concession Type	Balance	% TDR current on restructured terms	% Upgraded or Paid Off	% Failed
Interest Rate Reduction	$58,575	18%	53%	29%
Payment Restructure	3,240	—	95	5

	$61,815

At December 31, 2008
Concession Type	Balance	% TDR current on restructured terms	% Upgraded or Paid Off	% Failed
Payment Restructure	$51,585	—	13%	87%

	$51,585

At December 31, 2007
Concession Type	Balance	% TDR current on restructured terms	% Upgraded or Paid Off	% Failed
Interest Rate Reduction	$2,778	—	—	100%

	$2,778

TDRs during 2007 and 2008 had a lower success rate than those executed in the subsequent years. A TDR is considered “failed” upon transfer to other real estate owned or charged off.

The following table contains the amount of TDRs by loan type on accrual and nonaccrual as of the indicated dates.

(in thousands)
At December 31, 2011

	Accrual	Nonaccrual	Total
Consumer:
Single family residential	$53,030	$3,551	$56,581
Home equity	2,056	419	2,475

	55,086	3,970	59,056
Commercial:
Commercial real estate	25,040	—	25,040
Multifamily residential	6,053	—	6,053
Construction/land development	8,799	18,633	27,432
Commercial business	191	687	878

	40,083	19,320	59,403

	$95,169	$23,290	$118,459

At December 31, 2010

	Accrual	Nonaccrual	Total
Consumer:
Single family residential	$13,837	$194	$14,031
Home equity	1,833	—	1,833

	15,670	194	15,864
Commercial:
Commercial real estate	15,770	329	16,099
Multifamily residential	—	5,711	5,711
Construction/land development	366	18,666	19,032
Commercial business	—	163	163

	16,136	24,869	41,005

	$31,806	$25,063	$56,869

At December 31, 2009

	Accrual	Nonaccrual	Total
Consumer:
Single family residential	$14,951	$3,035	$17,986
Home equity	—	—	—

	14,951	3,035	17,986
Commercial:
Commercial real estate	25,871	—	25,871
Multifamily residential	—	—	—
Construction/land development	1,924	16,034	17,958
Commercial business	—	—	—

	27,795	16,034	43,829

	$42,746	$19,069	$61,815

At December 31, 2008

	Accrual	Nonaccrual	Total
Consumer:
Single family residential	$8,698	$44	$8,742
Home equity	—	—	—

	8,698	44	8,742
Commercial:
Commercial real estate	—	—	—
Multifamily residential	—	—	—
Construction/land development	29,117	13,726	42,843
Commercial business	—	—	—

	29,117	13,726	42,843

	$37,815	$13,770	$51,585

At December 31, 2007

	Accrual	Nonaccrual	Total
Consumer:
Single family residential	$—	$—	$—
Home equity	—	—	—

	—	—	—
Commercial:
Commercial real estate	—	—	—
Multifamily residential	—	—	—
Construction/land development	—	2,778	2,778
Commercial business	—	—	—

	—	2,778	2,778

	$—	$2,778	$2,778

The following table presents the composition of nonperforming assets at the dates indicated.

	At December 31,
(in thousands)	2011	2010	2009	2008	2007
Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family residential	$12,104	$13,938	$48,400	$14,874	$6,153
Home equity	2,464	2,535	2,187	1,706	276

	14,568	16,473	50,587	16,580	6,429
Commercial
Commercial real estate	10,184	20,259	15,981	857	4,071
Multifamily residential	2,394	8,167	8,489	—	—
Construction/land development	48,387	65,952	295,966	57,306	23,258
Commercial business	951	2,359	3,195	642	—

	61,916	96,737	323,631	58,805	27,329

Total loans on nonaccrual	76,484	113,210	374,218	75,385	33,758

Other real estate owned (2)	38,572	170,455	107,782	20,905	1,974

Total nonperforming assets	$115,056	$283,665	$482,000	$96,290	$35,732

Loans 90 days or more past due and accruing	$35,757	$43,503	$11,439	$21,068	$362

Performing TDR loans (3)	$95,169	$31,806	$42,746	$37,815	$—
Nonperforming TDR loans (3)	23,290	25,063	19,069	13,770	2,778

Total TDR loans	$118,459	$56,869	$61,815	$51,585	$2,778

Allowance for loan losses as a percent of nonperforming loans	55.8%	56.7%	29.5%	77.7%	115.0%
Nonaccrual loans as a percentage of total loans	5.7%	7.1%	18.0%	3.0%	1.4%
Nonperforming assets as a percentage of total assets	5.1%	11.4%	15.0%	3.3%	1.3%

(1)	If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $4.9 million in December 31, 2011, and $10.1 million in December 31, 2010.
(2)	Other real estate owned is shown net of related charge-offs.
(3)	At December 31, 2011, TDRs (performing and nonperforming) were comprised of 126 loan relationships totaling $118.5 million, including $27.4 million of commercial construction and land development loans and $56.6 million of single family residential loans.

As indicated in the table above, OREO increased from $107.8 million at December 31, 2009 to $170.5 million at December 31, 2010. These increases were primarily due to transfers from the construction and land development loan portfolios. OREO decreased to $38.6 million as of December 31, 2011 as we sold $144.5 million of OREO properties during 2011.

Delinquent loans and other real estate owned by loan type consisted of the following:

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$7,694	$8,552	$12,104	$35,757	$64,107	$6,600
Home equity	957	500	2,464	—	3,921	—

	8,651	9,052	14,568	35,757	68,028	6,600
Commercial loans
Commercial real estate	—	—	10,184	—	10,184	2,055
Multifamily residential	—	—	2,394	—	2,394	—
Construction/land development	9,916	—	48,387	—	58,303	29,917
Commercial business	—	—	951	—	951	—

	9,916	—	61,916	—	71,832	31,972

Total	$18,567	$9,052	$76,484	$35,757	$139,860	$38,572

	December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$6,743	$6,223	$13,938	$30,173	$57,077	$18,839
Home equity	1,645	1,184	2,535	—	5,364	—

	8,388	7,407	16,473	30,173	62,441	18,839
Commercial loans
Commercial real estate	—	4,871	20,259	—	25,130	6,257
Multifamily residential	—	—	8,167	—	8,167	—
Construction/land development	—	—	65,952	12,955	78,907	145,359
Commercial business	—	907	2,359	375	3,641	—

	—	5,778	96,737	13,330	115,845	151,616

Total	$8,388	$13,185	$113,210	$43,503	$178,286	$170,455

	December 31, 2009
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$10,921	$6,569	$48,400	$—	$65,890	$13,612
Home equity	903	927	2,187	—	4,017	—

	11,824	7,496	50,587	—	69,907	13,612
Commercial loans
Commercial real estate	—	—	15,981	—	15,981	—
Multifamily residential	—	—	8,489	—	8,489	—
Construction/land development	27,937	24,847	295,966	11,439	360,189	94,170
Commercial business	41	477	3,195	—	3,713	—

	27,978	25,324	323,631	11,439	388,372	94,170

Total	$39,802	$32,820	$374,218	$11,439	$458,279	$107,782

The following table presents nonperforming assets by loan type by region at December 31, 2011.

	Washington						Idaho
	Puget Sound
(in thousands)	King (1)	Snohomish (1)	Pierce (1)	Thurston (1)	Vancouver & Other (2)(3)	Spokane (2)	Boise (2)
Loans on nonaccrual status:
Consumer
Single family residential	$3,792	$3,254	$1,176	$—	$145	$143	$—
Home equity	1,460	151	—	36	388	65	—

	5,252	3,405	1,176	36	533	208	—
Commercial
Commercial real estate	7,190	240	—	—	—	—	—
Multifamily residential	—	2,394	—	—	—	—	—
Construction/land development	5,577	312	3,248	21,996	7,544	5,650	—
Commercial business	628	—	146	—	177	—	—

	13,395	2,946	3,394	21,996	7,721	5,650	—

Total loans on nonaccrual status	$18,647	$6,351	$4,570	$22,032	$8,254	$5,858	$—

Other real estate owned:
Consumer
Single family residential	$2,936	$811	$275	$—	$228	$102	$—
Home equity	—	—	—	—	—	—	—

	2,936	811	275	—	228	102	—
Commercial
Commercial real estate	—	—	—	—	1,771	—	—
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	1,412	—	7,188	14,639	3,204	—	820
Commercial business	—	—	—	—	—	—	—

	1,412	—	7,188	14,639	4,975	—	820

Total other real estate owned	$4,348	$811	$7,463	$14,639	$5,203	$102	$820

Total nonperforming assets	$22,995	$7,162	$12,033	$36,671	$13,457	$5,960	$820

	Oregon
(in thousands)	Portland (2)	Bend (2)	Eugene (2)	Salem (2)	Hawaii	Other (4)	Total
Loans on nonaccrual status:
Single family residential	$1,843	$—	$—	$—	$1,751	$—	$12,104
Home equity	154	—	—	90	120	—	2,464

	1,997	—	—	90	1,871	—	14,568
Commercial real estate	2,214	—	540	—	—	—	10,184
Multifamily residential	—	—	—	—	—	—	2,394
Construction/land development	315	—	3,745	—	—	—	48,387
Commercial business	—	—	—	—	—	—	951

	2,529	—	4,285	—	—	—	61,916

Total loans on nonaccrual status	$4,526	$—	$4,285	$90	$1,871	$—	$76,484

Other real estate owned:
Consumer
Single family residential	$1,259	$—	$52	$103	$834	$—	$6,600
Home equity	—	—	—	—	—	—	—

	1,259	—	52	103	834	—	6,600
Commercial
Commercial real estate	284	—	—	—	—	—	2,055
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	964	450	—	1,222	—	18	29,917
Commercial business	—	—	—	—	—	—	—

	1,248	450	—	1,222	—	18	31,972

Total other real estate owned	$2,507	$450	$52	$1,325	$834	$18	$38,572

Total nonperforming assets	$7,033	$450	$4,337	$1,415	$2,705	$18	$115,056

(1)	Refers to a specific county.
(2)	Refers to a specific city.
(3)	Also includes surrounding counties.
(4)	Includes Florida.

The following table presents nonperforming assets by loan type by region as of December 31, 2010.

	Washington						Idaho
	Puget Sound
(in thousands)	King (1)	Snohomish (1)	Pierce (1)	Thurston (1)	Vancouver & Other (2)(3)	Spokane (2)	Boise (2)
Loans on nonaccrual status:
Consumer
Single family residential	$4,707	$2,726	$3,914	$341	$185	$288	$—
Home equity	1,139	37	446	75	194	51	—

	5,846	2,763	4,360	416	379	339	—
Commercial
Commercial real estate	6,200	723	10,020	—	2,237	—	—
Multifamily residential	—	2,456	—	—	—	—	—
Construction/land development	7,487	678	10,423	21,810	5,985	—	277
Commercial business	1,873	—	298	—	188	—	—

	15,560	3,857	20,741	21,810	8,410	—	277

Total loans on nonaccrual status	$21,406	$6,620	$25,101	$22,226	$8,789	$339	$277

Other real estate owned:
Consumer
Single family residential	$5,511	$4,314	$828	$—	$1,056	$275	$700
Home equity	—	—	—	—	—	—	—

	5,511	4,314	828	—	1,056	275	700
Commercial
Commercial real estate	4,318	1,939	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	25,262	10,514	72,690	18,603	7,462	—	2,417
Commercial business	—	—	—	—	—	—	—

	29,580	12,453	72,690	18,603	7,462	—	2,417

Total other real estate owned	$35,091	$16,767	$73,518	$18,603	$8,518	$275	$3,117

Total nonperforming assets	$56,497	$23,387	$98,619	$40,829	$17,307	$614	$3,394

	Oregon				Hawaii
(in thousands)	Portland (2)	Bend (2)	Eugene (2)	Salem (2)		Other (4)	Total
Loans on nonaccrual status:
Single family residential	$560	$—	$—	$130	$1,087	$—	$13,938
Home equity	87	89	—	81	336	—	2,535

	647	89	—	211	1,423	—	16,473

Commercial real estate	501	—	578	—	—	—	20,259
Multifamily residential	2,889	2,822	—	—	—	—	8,167
Construction/land development	8,890	30	10,372	—	—	—	65,952
Commercial business	—	—	—	—	—	—	2,359

	12,280	2,852	10,950	—	—	—	96,737

Total loans on nonaccrual status	$12,927	$2,941	$10,950	$211	$1,423	$—	$113,210

Other real estate owned:
Consumer
Single family residential	$1,839	$561	$—	$1,266	$2,489	$—	$18,839
Home equity	—	—	—	—	—	—	—

	1,839	561	—	1,266	2,489	—	18,839
Commercial
Commercial real estate	—	—	—	—	—	—	6,257
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	4,764	2,391	—	231	—	1,025	145,359
Commercial business	—	—	—	—	—	—	—

	4,764	2,391	—	231	—	1,025	151,616

Total other real estate owned	$6,603	$2,952	$—	$1,497	$2,489	$1,025	$170,455

Total nonperforming assets	$19,530	$5,893	$10,950	$1,708	$3,912	$1,025	$283,665

(1)	Refers to a specific county.
(2)	Refers to a specific city.
(3)	Also includes surrounding counties.
(4)	Includes Florida.

The following table presents the single family loan held for investment portfolio by original FICO score as of December 31, 2011.

Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	6.7%
<		500		0.2%
500		549		0.3%
550		599		1.6%
600		649		5.8%
650		699		20.8%
700		749		29.8%
750		>		34.8%

		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.
(2)	Information is not available.

The following table presents our single family loan held for investment portfolio by original FICO score as of December 31, 2010.

Greater Than		Less Than or Equal To		Percentage¹	(1)
N/A	(2)	N/A	(2)	7.2%
<		500		0.0%
500		549		0.3%
550		599		1.6%
600		649		5.6%
650		699		20.1%
700		749		30.6%
750		>		34.7%

		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.
(2)	Information is not available.

From the latter part of 2008 through December 31, 2011, substantially all of the loans we originated were single family mortgages that conform to government-sponsored enterprise underwriting standards and were designated for sale.

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower’s credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages their current and prior debts, documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals. Ability to repay the loan is based on several factors, including the borrower’s employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value and debt-to-income ratios, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices and demand and levels of unemployment.

For commercial, multifamily residential and construction lending, we consider the same factors with regard to the borrower and the guarantors. In addition, we evaluate liquidity, net worth, leverage, other outstanding indebtedness of the borrower, an analysis of cash expected to flow through the borrower (including the outflow to other lenders) and prior experience with the borrower. We use this information to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

Liquidity Risk and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands of depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. We establish liquidity guidelines for HomeStreet, Inc. as well as for its banking subsidiaries.

HomeStreet, Inc. and the Bank have separate liquidity risk management policies as each has different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. In the past, we have raised longer-term funds through the issuance of senior debt and trust preferred securities. The main cash outflows are distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. Under the Company Order and Supervisory Agreement, both HomeStreet, Inc. and the Bank are prohibited from paying dividends without consent. HomeStreet, Inc. is also contractually restricted from paying dividends to shareholders under the terms of our TruPS, for so long as the TruPS interest payments are in deferral. As a result, no dividends were paid to shareholders in 2009, 2010 and 2011, and we have deferred all interest payments on the TruPS since December 2008.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds though the sale of securities under agreements to repurchase and advances from the Federal Reserve Bank of San Francisco, or FRBSF. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition.

As of December 31, 2011 and 2010, the Bank had borrowing capacity of $231.4 million and $72.8 million from the FHLB, respectively, and $99.9 million and $192.9 million from the FRBSF, respectively.

Our lending agreement with the FHLB permits the FHLB to refuse to make advances under that agreement during periods in which an “event of default” (as defined in that agreement) is continuing. An event of default occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. Among those events is the issuance or entry of “any supervisory or consent order pertaining to” the Bank, which would include the now terminated Bank Order and the Supervisory Agreement. To date the FHLB has not declared a default under this agreement, and has not notified the Bank that future advances would not be made available, although it has required the Bank to deliver physical possession of certain negotiable instruments and related documentation as collateral for borrowings under that agreement.

Further, we have been notified by the FRBSF that due to our financial and regulatory condition, we face increases in borrowing costs and increases in administration and oversight by FRBSF. As a practical matter, this limitation may serve to increase our costs of funding or may make it more difficult for us to take the steps necessary to preserve this source of financing.

During 2007, 2008 and 2009, in response to the credit crisis and general economic downturn, we secured our availability to funds through increased FHLB borrowings and brokered deposits and invested these funds in highly liquid investment securities as well as carrying elevated levels of cash and cash equivalent balances, enabling us to quickly react to changes in the risk environment. In November 2008, we adopted a revised liquidity policy for the Bank that required us to increase and maintain the Bank’s primary liquidity ratio to 15.0% by June 30, 2009, which was achieved and surpassed. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. While this strategy was effective for liquidity risk management purposes, this high level of liquidity also adversely affected our net interest income and margin. With the stabilization of the Company and changing depositors’ attitude toward the risk of deposits in troubled banks as a consequence of, among other things, government programs insuring noninterest bearing accounts including provisions of the Dodd-Frank Act, we believe it is no longer necessary to sustain such a position. Going forward we anticipate reducing on-balance sheet liquidity further as we continue to reduce non-core funding. As of December 31, 2011, 2010 and 2009, our primary liquidity ratio was 35.3%, 23.9% and 32.1%, respectively.

As part of our funding strategy, we increased the Bank’s FHLB borrowings to $746.4 million as of December 31, 2007. As of December 31, 2008, 2009, 2010 and December 31, 2011, FHLB borrowings declined to $705.8 million, $677.8 million, $165.9 million and $57.9 million, respectively.

Deposit balances increased from $1.72 billion as of December 31, 2007 to $1.91 billion and $2.33 billion as of December 31, 2008 and 2009, respectively, and declined to $2.13 billion and $2.01 billion as of December 31, 2010 and December 31, 2011, respectively. As of December 31, 2011, brokered CD balances decreased to zero from $297.4 million as of December 31, 2009. As part of our balance sheet restructuring activities, brokered CD balances were allowed to mature without renewal.

Cash balances as of December 31, 2011 increased $190.7 million to $263.3 million, from $72.6 million as of December 31, 2010. This increase resulted from the decision to accelerate the settlement of single family loans held for sale. As of December 31, 2010 cash balances declined $144.5 million to $72.6 million, from $217.1 million as of December 31, 2009, reflecting our decision to reduce our primary liquidity.

Capital Resources

Shareholders’ equity was $86.4 million as of December 31, 2011, compared with $58.8 million as of December 31, 2010, an increase of $27.6 million, or 47.0%. The increase is primarily due to the result of net income of $16.1 million for 2011 as well as valuation increases in investment securities available for sale, reflecting declines in interest rates. Shareholders’ equity was $58.8 million as of December 31, 2010, compared with $91.9 million as of December 31, 2009, a decrease of $33.1 million or 36.0%. The decline is primarily due to the result of a net loss of $34.2 million and a loss of $5.4 million in accumulated other comprehensive income, partially offset by an upward fair value adjustment of $6.5 million related to management’s election to record and carry its single family MSR assets at fair value as of January 1, 2010. There were no dividends declared or paid, share repurchases or deferred compensation recorded during the years ended 2011, 2010 and 2009.

Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. The FDIC currently measures a bank’s capital using (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 leverage ratio. In order to qualify as “well capitalized,” a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%. In order to be deemed “adequately capitalized,” a bank generally must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0%. The FDIC retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile. Under the Supervisory Agreement, we are required to maintain a minimum Tier 1 leverage capital ratio of 9.0%.

As of December 31, 2011, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 11.2%, 9.9% and 6.0%, respectively. As of December 31, 2010, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 8.2%, 6.9% and 4.5%, respectively. As such, at December 31, 2011 the Bank was “adequately capitalized” within the meaning of the FDIC’s “prompt corrective action” guidance; however, the Bank’s ratios would otherwise have met the criteria for “well capitalized” but a bank cannot be categorized as “well-capitalized” so long as it has a cease and desist or similar order outstanding.

The Bank’s actual capital amounts and ratios are included in the following table:

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$152,829	11.2%	$109,627	8.0%	$137,034	10.0%
Tier I risk-based capital (to risk-weighted assets)	135,383	9.9%	54,814	4.0%	82,220	6.0%
Tier I leverage capital (to average assets)	135,383	6.0%	89,705	4.0%	112,132	5.0%

As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$138,924	8.2%	$136,154	8.0%	$170,193	10.0%
Tier I risk-based capital (to risk-weighted assets)	117,115	6.9%	68,077	4.0%	102,116	6.0%
Tier I leverage capital (to average assets)	117,115	4.5%	103,608	4.0%	129,509	5.0%

As of December 31, 2009:
Total risk-based capital (to risk-weighted assets)	$170,364	8.5%	$160,413	8.0%	$200,517	10.0%
Tier I risk-based capital (to risk-weighted assets)	144,245	7.2%	80,207	4.0%	120,310	6.0%
Tier I leverage capital (to average assets)	144,245	4.5%	127,484	4.0%	159,356	5.0%

The following table presents the Bank’s capital as compared to the regulatory capital requirements at December 31, 2011:

(in thousands)	The Bank’s Capital		Capital Ratio Requirement		Capital Shortfall
Tier 1 leverage capital	$135,383	6.0%	$224,263	10.0%	$(88,880)
Total risk-based capital	$152,829	11.2%	$164,441	12.0%	$(11,612)

The following table presents the Bank’s capital as compared to the regulatory requirements at December 31, 2010:

(in thousands)	The Bank’s Capital		Capital Ratio Requirement		Capital Shortfall
Tier 1 leverage capital	$117,115	4.5%	$259,019	10.0%	$(141,904)
Total risk-based capital	$138,924	8.2%	$204,232	12.0%	$(65,308)

Impact of Inflation

The consolidated financial statements presented in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollar amounts or market value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.

Operational Risk Management

Operational risk is defined as the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, misconduct or errors, and adverse external events.

Each line of business has primary responsibility for identifying, monitoring and controlling its operational risks. In addition, centralized departments such as our risk and regulatory oversight, legal, compliance, security, information security and finance provide support to the business lines as they develop and implement risk management practices specific to their needs. Our audit team provides independent feedback on the strength of operational risk controls and compliance with Company policies and procedures. Additionally, we maintain mature change management, business resumption and data and customer information security processes. We also maintain a code of conduct with periodic training, setting a “tone from the top” that articulates a strong focus on ethical standards and a zero tolerance approach to unethical or fraudulent behavior. The direction of operational risk is increasing due to rapid changes in legal, regulatory and operating environments and due to the potential operational risks associated with the Company’s new initiatives.

Compliance/Regulatory Risk Management

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policy and procedures or ethical standards.

As a regulated financial institution with a significant mortgage banking operation, we have significant compliance and regulatory risk. Historically, we have maintained a strong compliance culture and compliance management processes as evidenced by minimal compliance issues. Each business unit is responsible for compliance with laws and regulations and has identified an individual to participate on our compliance committee, which is chaired by the Compliance Officer. The Compliance Officer monitors all new regulations and changes to existing regulations and the new requirements are discussed at the compliance committee to determine impact to the business units and to assign responsibilities and timelines for implementation.

The level of compliance risk is increasing, primarily due to the enactment of the Dodd-Frank Act and the significant amount of new regulation that will be created to implement the requirements in that Act. Management has established a tracking process for monitoring the status of pending regulations and for implementing the regulatory requirements as they are published and become effective.

Strategic Risk Management

Strategic risk is the risk to current or anticipated earnings, capital or enterprise value arising from adverse business decisions, improper implementation of decisions or lack of responsiveness to industry changes.

Strategic risk is managed by the board of directors and senior management through development of strategic plans and successful implementation of business initiatives. The aggregate level of strategic risk is expected to increase based on the board’s and management’s plans to launch new business initiatives following successful capital-raising activities. We believe that the new senior management team is comprised of individuals with strong leadership skills and requisite experience in the banking industry to manage strategic risk.

Reputation Risk Management

Reputation risk is defined as the risk to current or anticipated earnings, capital or enterprise value arising from negative public opinion.

We believe that we have an excellent reputation in the community primarily due to our longevity and significant outreach to the communities we serve. The Bank has earned “Outstanding” ratings on every Bank

Community Reinvestment Act (CRA) examination since 1986.

Accounting Developments

See “Financial Statements and Supplementary Data—Note 1, Summary of Significant Accounting Policies,” for a discussion of Accounting Developments.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risks to which we are exposed are price and interest rate risk. Price risk is defined as the risk to current or anticipated earnings or capital arising from changes in the value of either trading portfolios or other obligations that are entered into as part of distributing or managing risk. Interest rate risk is defined as risk to current or anticipated earnings or capital arising from movements in interest rates.

For HomeStreet, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets and, in particular, the regional economy of the Pacific Northwest.

Our price and interest rate risks are managed by the Bank’s Asset/Liability Management Committee (ALCO), a management committee that identifies and manages the sensitivity of net income to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Financial Officer, acting as the chair, the President and Chief Executive Officer, the Treasurer and a senior financial analyst. The committee meets monthly and is responsible for:

•	understanding the nature and level of interest rate risk we take;

•	assessing how that risk fits within our overall business strategies;

•	ensuring an appropriate level of rigorousness and sophistication in the risk management process given the overall level of risk;

•	developing asset/liability management policy;

•	formulating and implementing strategies to improve balance sheet mix and earnings; and

•	reviewing interest rate sensitivity.

The finance committee provides oversight of the asset/liability management process, reviews the results of interest rate risk analysis and approves policies.

The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income. Changes in net interest spread (interest rate risk) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), customer options (option risk) and changes in the shape of the yield curve (time-sensitive risk). From mid-2008 to early 2010, our balance sheet management was focused primarily on liquidity management and secondarily on earnings. As our financial condition stabilized and improved, we changed our liquidity and funding strategy to place more emphasis on growing earnings. We extended the duration and terms of a portion of the securities portfolio thereby increasing portfolio yields. As an extension of this strategy, during the latter part of 2011 we started to shift the mix of the investment portfolio by moving away from of zero-risk-weighted securities to higher risk-weighted securities. Although this had the effect of slightly reducing our risk-based capital ratio, we believe the increase in earnings warranted such a move.

We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure both assets and liabilities respond to changes in interest rates within an acceptable timeframe, minimizing the impact of interest rate changes on net interest income and capital. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, at a point in time, that are subject to repricing at various time horizons: immediate to three months; more than three months to six months; more than six months to twelve months; more than twelve months to three years; more than three years to five years; more than five years and on a cumulative basis. The differences are known as interest sensitivity gaps.

The following table presents sensitivity gaps for these different intervals as of December 31, 2011:

	December 31, 2011
(dollars in thousands)	3 Mos or Less	More Than 3 Mos to 6 Mos	More Than 6 Mos to 12 Mos	More Than 12 Mos to 3 yrs	More Than 3 Yrs to 5 yrs	More Than 5 Yrs	Non-Rate- Sensitive	Total
Interest-earning assets:
Cash & cash equivalents	$263,302	$—	$—	$—	$—	$—	—	$263,302
FHLB Stock	—	—	—	—	—	37,027	—	37,027
Investment securities(1)	7,081	6,038	8,873	64,223	34,143	208,689	—	329,047
Mortgage loans held for sale	150,409	—	—	—	—	—	—	150,409
Loans held for investment (1)	544,120	102,111	166,386	265,460	99,961	165,524	—	1,343,562

Total interest-earning assets	964,912	108,149	175,259	329,683	134,104	411,240	—	2,123,347
Non-interest-earning assets	—	—	—	—	—	—	141,610	141,610

Total Assets	$964,912	$108,149	$175,259	$329,683	$134,104	$411,240	$141,610	$2,264,957

Interest-bearing liabilities:
NOW accounts (2)	$138,936	$—	$—	$—	$—	$—	$—	$138,936
Statement savings accounts (2)	66,898	—	—	—	—	—	—	66,898
Money market accounts (2)	499,457	—	—	—	—	—	—	499,457
Certificates of deposit	215,050	180,326	137,495	481,166	19,761	—	—	1,033,798
FHLB advances	—	26,834	9,000	3,500	12,200	6,385	—	57,919
Long-term debt (3)	60,000	—	—	—	—	1,857	—	61,857

Total interest-bearing liabilities	980,341	207,160	146,495	484,666	31,961	8,242	—	1,858,865
Non-interest bearing liabilities	—	—	—	—	—	—	319,685	319,685
Equity	—	—	—	—	—	—	86,407	86,407

Total Liabilities and Shareholders’ Equity	$980,341	$207,160	$146,495	$484,666	$31,961	$8,242	$406,092	$2,264,957

Interest sensitivity gap	$(15,429)	$(99,011)	$28,764	$(154,983)	$102,143	$402,998

Cumulative interest sensitivity gap	$(15,429)	$(114,440)	$(85,676)	$(240,659)	$(138,516)	$264,482

Cumulative interest sensitivity gap as a percentage of total assets	(0.7)%	(5.1)%	(3.8)%	(10.6)%	(6.1)%	11.7%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	98%	90%	94%	87%	93%	114%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest bearing non-maturity deposits are subject to repricing in three months or less.
(3)	Based on contractual maturity.

As of December 31, 2011, the Bank was asset sensitive overall, but liability sensitive in the “more than three months to six months,” “more than six months to 12 months” and “more than 12 months to three years” periods. The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise in the long term if market interest rates increase and generally fall in the long term if market interest rates decline.

Changes in the mix of earning assets or funding liabilities can either increase or decrease the net interest margin, without affecting interest rate sensitivity. In addition, the interest rate spread between an earning asset and its funding liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thereby impacting net interest income. This characteristic is referred to as basis risk. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have a significant impact on our net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of our exposure to changes in interest rates.

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2011 and December 31, 2010 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

	December 31, 2011		December 31, 2010
Change in Interest Rates	Percentage Change
(basis points)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	7%	-23%	14%	-44%
+100	4%	-12%	7%	-20%
-100	-1%	11%	-3%	3%
-200	-1%	27%	-8%	1%

(1)	This percentage change represents the impact to net interest income and servicing income for a one-year period, assuming there is no change in the structure of the balance sheet.
(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At December 31, 2011, we believe our net interest income was “asset sensitive” because the repricing characteristics were such that an increase in market interest rates would have a positive effect on net interest income. A decrease in market interest rates would have a negative effect on net interest income because assets would reprice more quickly than liabilities, decreasing revenue. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions which we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

Risk Management Instruments

We originate fixed-rate residential home mortgages primarily for sale into the secondary market. These loans are hedged against interest rate fluctuations from the time of the loan commitment until the loans are sold.

We have been able to manage interest rate risk by matching both on- and off-balance sheet assets and liabilities, within reasonable limits, through a range of potential rate and repricing characteristics. Where appropriate, we also use hedging techniques including the use of forward sale commitments, option contracts and interest rate swaps.

In order to protect the economic value of our mortgage servicing rights, we employ hedging strategies utilizing derivative financial instruments which may include forward interest rate swaps, options on interest rate swap contracts and commitments to purchase mortgage backed securities. We utilize these instruments as economic hedges; changes in the fair value of these instruments are recognized in current income as a component of mortgage servicing income. During the fourth quarter, we amended our mortgage servicing rights hedging policy to require management to hedge the impact on the value of our mortgage servicing rights of a low-probability, extreme and sudden increase in interest rates. This policy requires that we hedge estimated losses to a maximum of a $2.0 million loss, subject to the limitations of hedging effectiveness including market risk, basis risk, counterparty credit risk and others.

On a periodic basis, our management reports to our board of directors regarding the results of our hedging strategies. The financial instruments we used for hedging purposes as of December 31, 2011 consisted of the following:

(in thousands)

December 31, 2011:	Notional amount	Fair value		Hedged risk
		Asset derivatives	Liability derivatives	Asset (1) interest rate locks	Asset (1) loans held for sale	Asset (1) MSR	Asset (2) loans held for investment
Forward sale commitments	$428,803	$1,206	$(2,223)	$—	$(2,223)	$1,206	$—
Swaptions	110,000	1	—	—	—	1	—
Interest rate locks on loans	244,138	6,836	—	6,836	—	—	—
Interest rate swaps	337,705	5,719	(8,777)	—	—	5,719	(8,777)

	$1,120,646	$13,762	$(11,000)	$6,836	$(2,223)	$6,926	$(8,777)

(1)	Economic fair value hedge.
(2)	Fair value hedge in accordance with hedge accounting standards.

We determine the fair value of financial instruments used for hedging purposes using broker-quoted prices or other observable market data. We may implement other hedge transactions using forward loan sales, futures, option contracts and interest rate swaps, interest rate floors, financial futures, forward rate agreements and U.S. Treasury options on futures or bonds. Prior to considering any hedging activities, we analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

HomeStreet, Inc.:

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeStreet Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements effective January 1, 2010, the Company elected to carry mortgage servicing rights related to single family loans at fair value, and elected to carry single family residential mortgage loans held for sale using the fair value option.

(signed) KPMG LLP

Seattle, Washington

March 29, 2012

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Financial Condition December 31, 2011 and 2010

(in thousands, except share data)

ASSETS
	2011	2010
Cash and cash equivalents (including interest-earning instruments of $246,113 and $57,601)	$263,302	$72,639
Investment securities available for sale	329,047	313,513
Loans held for sale (includes $130,546 and $198,784 carried at fair value)	150,409	212,602
Loans held for investment (net of allowance for loan losses of $42,689 and $64,177)	1,300,873	1,538,521
Mortgage servicing rights (includes $70,169 and $81,197 carried at fair value)	77,281	87,232
Accounts receivable and other assets	53,856	32,345
Accrued interest receivable	6,712	7,267
Other real estate owned	38,572	170,455
Income taxes receivable	1,309	7,309
Federal Home Loan Bank stock, at cost	37,027	37,027
Premises and equipment, net	6,569	6,787

	$2,264,957	$2,485,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,009,755	$2,129,742
Federal Home Loan Bank advances	57,919	165,869
Accounts payable and accrued expenses	49,019	64,440
Long-term debt	61,857	66,857

	2,178,550	2,426,908
Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred stock, no par value
Authorized 10,000 shares
Issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value
Authorized 80,000,000 shares
Issued and outstanding, 2,701,749 shares and 2,701,749 shares	511	511
Additional paid-in capital	31	16
Retained earnings	81,746	65,627
Accumulated other comprehensive income (loss)	4,119	(7,365)

	86,407	58,789

	$2,264,957	$2,485,697

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share data)

	2011	2010	2009
Interest income:
Loans	$71,640	$85,377	$106,623
Investment securities available for sale	6,921	7,676	4,150
Other	477	550	598

	79,038	93,603	111,371
Interest expense:
Deposits	24,815	39,050	54,353
Federal Home Loan Bank advances	3,821	11,682	21,071
Securities sold under agreements to repurchase	—	11	267
Long-term debt	2,046	3,824	4,270
Other	16	2	(92)

	30,698	54,569	79,869

Net interest income	48,340	39,034	31,502
Provision for credit losses	3,300	37,300	153,515

Net interest income (loss) after provision for credit losses	45,040	1,734	(122,013)

Noninterest income:
Net gains on mortgage loan origination and sales activities	49,384	57,127	52,831
Mortgage servicing	38,056	26,226	(4,495)
Income from Windermere Mortgage Services, Inc.	2,119	2,162	4,663
Debt extinguishment	2,000	—	—
Depositor and other retail banking fees	3,061	3,397	3,352
Insurance commissions	910	1,164	792
Gain on sale of investment securities available for sale	1,102	6,016	237
Other	1,490	839	1,850

	98,122	96,931	59,230

Balance, carried forward	143,162	98,665	(62,783)

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Operations (continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share data)

	2011	2010	2009
Balance, brought forward	$143,162	$98,665	$(62,783)

Noninterest expense:
Salaries and related costs	53,519	49,816	39,926
General and administrative	19,253	18,213	12,772
Federal Home Loan Bank prepayment penalty	—	5,458	—
Legal	3,360	3,573	3,353
Consulting	2,644	2,761	5,163
Federal Deposit Insurance Corporation assessments	5,534	7,618	8,757
Occupancy	6,764	7,356	6,486
Information services	5,902	5,223	5,503
Other real estate owned expense	30,281	32,197	10,479
Federal Home Loan Bank debt extension fee	—	—	2,009

	127,257	132,215	94,448
Income (loss) before income tax (benefit) expense	15,905	(33,550)	(157,231)

Income tax (benefit) expense	(214)	697	(46,955)

NET INCOME (LOSS)	$16,119	$(34,247)	$(110,276)

Basic earnings (loss) per share	$5.97	$(12.68)	$(40.82)
Diluted earnings (loss) per share	$5.61	$(12.68)	$(40.82)
Basic weighted average number of shares outstanding	2,701,749	2,701,749	2,701,749
Diluted weighted average number of shares outstanding	2,874,171	2,701,749	2,701,749

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Net income (loss)	$16,119	$(34,247)	$(110,276)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during year, net of tax expense of $0, $0 and $207	12,587	(1,604)	(1,477)
Reclassification adjustment for net gains included in net income, net of tax expense, of $0, $0 and $83	(1,103)	(3,910)	(154)
Unrealized losses on cash flow hedges:
Unrealized loss arising during year, net of tax benefit of $0, $0 and $525	—	—	(1,112)
Reclassification adjustment for loss (gains) included in net income, net of tax expense of $0, $0 and $639	—	138	(1,188)

Other comprehensive income (loss)	11,484	(5,376)	(3,931)

Comprehensive income (loss)	$27,603	$(39,623)	$(114,207)

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Number of shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2009	2,701,749	$511	$—	$93,374	$(1,989)	$91,896
Cumulative effect for change in accounting for mortgage servicing rights valuation	—	—	—	6,500	—	6,500

Balance, January 1, 2010	2,701,749	511	—	99,874	(1,989)	98,396
Net loss	—	—	—	(34,247)	—	(34,247)
Stock option compensation expense	—	—	16	—	—	16
Other comprehensive loss	—	—	—	—	(5,376)	(5,376)

Balance, December 31, 2010	2,701,749	511	16	65,627	(7,365)	58,789
Net income	—	—	—	16,119	—	16,119
Stock option compensation expense	—	—	15	—	—	15
Other comprehensive income	—	—	—	—	11,484	11,484

Balance, December 31, 2011	2,701,749	$511	$31	$81,746	$4,119	$86,407

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,119	$(34,247)	$(110,276)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of deferred fees and discounts on loans held for investment, net of additions	(706)	2,852	(1,113)
Amortization of premiums on investment securities	3,099	5,092	6,305
Amortization of intangibles	134	201	238
Accretion of gain on cash flow hedge	—	138	(1,827)
Amortization of mortgage servicing rights	1,487	1,370	18,878
Provision for credit losses	3,300	37,300	153,515
Provision for losses on other real estate owned	27,079	27,459	8,893
Recovery of originated mortgage servicing rights	—	—	(1,335)
Depreciation and amortization on premises and equipment	1,976	2,410	2,842
Originations of loans held for sale	(1,942,587)	(2,096,886)	(2,550,677)
Proceeds from sale of loans held for sale	2,009,880	1,958,043	2,541,370
Fair value adjustment of loans held for sale	(5,100)	(272)	898
Addition of originated mortgage servicing rights	(31,449)	(24,826)	(38,138)
Change in fair value of mortgage servicing rights	40,000	21,107	—
Gain on sale of investment securities	(1,102)	(6,016)	(231)
Gain on sale of other real estate owned	(190)	(573)	(1,244)
Gain on debt extinguishment	(2,000)	—	—
Loss on prepayment of Federal Home Loan Bank advances	—	5,458	—
Net deferred income tax (benefit) expense	(16)	7,168	(5,907)
Change in stock option compensation	15	16	—
Cash used by changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(21,643)	(8,043)	(4,341)
Decrease (increase) in accrued interest receivable	555	2,498	(111)
Decrease (increase) in income taxes receivable/payable	5,999	33,587	(41,863)
(Decrease) increase in accounts payable and other liabilities	(15,130)	23,122	568

Net cash provided (used in) by operating activities	89,720	(43,042)	(23,556)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(308,428)	(645,703)	(791,686)
Proceeds from sale of investment securities	239,878	693,497	93,163
Principal repayments and maturities of investment securities	62,507	291,939	89,439
Proceeds from sale of other real estate owned	144,646	99,511	37,481
Mortgage servicing rights purchased from others	(87)	(11)	(78)
Capital expenditures related to other real estate owned	(958)	(2,050)	(1,716)
Origination of loans held for investment and principal repayments, net	196,080	181,675	182,714
Net property and equipment purchased	(1,758)	(260)	(1,628)

Net cash provided (used in) by investing activities	331,880	618,598	(392,311)

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(119,987)	$(202,591)	$421,022
Proceeds from Federal Home Loan Bank advances	35,068	—	308,940
Repayment of Federal Home Loan Bank advances	(143,018)	(517,429)	(336,864)
Proceeds from Federal Reserve Bank borrowings	—	—	69,000
Repayment of Federal Reserve Bank borrowings	—	—	(69,000)
Proceeds from securities sold under agreements to repurchase	—	40,000	—
Repayment of securities sold under agreements to repurchase	—	(40,000)	(18,400)
Repayment of long-term debt	(3,000)	—	—

Net cash (used in) provided by financing activities	(230,937)	(720,020)	374,698

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190,663	(144,464)	(41,169)

CASH AND CASH EQUIVALENTS:
Beginning of year	72,639	217,103	258,272

End of year	$263,302	$72,639	$217,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for -
Interest	$31,638	$55,120	$79,493
Federal and state income taxes	$1,115	$27	$2,884
Noncash investing activities -
Loans held for investment foreclosed and transferred to other real estate owned	$38,694	$182,730	$130,290
Loans originated to finance the sales of other real estate owned	$750	$8,846	$10,942
Loans transferred from held for investment to held for sale	$—	$16,381	$—
GNMA loans recognized with the right to repurchase, net	$(280)	$(5,476)	$4,516

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company that serves consumers and businesses in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities and retail and business banking operations. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

HomeStreet Capital Corporation was formed in 2000 to service the multifamily loans sold through the Fannie Mae DUS program.

HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), a wholly owned and consolidated subsidiary of the Bank, is a 50-percent partner with Windermere Real Estate, owners in the partnership of Windermere Mortgage Services Series, LLC. Within Windermere Mortgage Services Series, LLC are 30 individual operating Series, each providing point-of-sale loan origination services. As of December 31, 2011, these services were provided in 41 Windermere Real Estate brokerage offices in Washington and Oregon.

HomeStreet Reinsurance, Ltd., a wholly owned and consolidated subsidiary of the Bank, was formed in 2000 and is a limited-purpose reinsurance company. It is incorporated in the Turks and Caicos Islands and reinsures private mortgage insurance solely with respect to mortgage loans originated by the Bank and its affiliates.

Union Street Holdings, LLC was formed in 2009 to acquire, manage, and sell parcels of other real estate owned.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period and related disclosures. Although these estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Management has made significant estimates in several areas, including the allowance for credit losses (Note 5, Loans and Credit Quality), valuation of residential mortgage servicing rights (Note 12, Mortgage Banking Activities), and certain financial instruments such as loans held for sale (Note 5, Loans and Credit Quality), investment securities (Note 4, Investment Securities Available for Sale), derivatives (Note 11, Derivatives), other real estate owned (Note 6, Other Real Estate Owned), and taxes (Note 14, Income Taxes). Actual results could differ from those estimates. Certain amounts in the financial statements from prior years have been reclassified to conform to the current financial statement presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $3.1 million and $3.9 million as of December 31, 2011 and 2010, respectively, is included in accounts receivable and other assets for reinsurance-related reserves.

Investment Securities

Investment securities that we might not hold until maturity are classified as available for sale and are reported at fair value. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair values are measured using pricing models or other model-based valuation techniques such as the present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”). Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds.

Investment securities are evaluated for other-than-temporary impairment (“OTTI”) at least quarterly. Declines in the fair value of securities below their cost that are deemed to be OTTI are reflected in earnings as realized losses. Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of recoverability, all relevant information is considered, including the length of time and extent to which fair value has been less than the amortized cost basis, the cause of the price decline, credit performance of the issuer and underlying collateral, and recoveries or further declines in fair value subsequent to the balance sheet date. The Company measures and recognizes OTTI through earnings as realized losses if (1) the Company has the intent to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security. For securities that are considered other-than-temporarily-impaired that the Company does not intend to sell or it is more likely than not the Company will not be required to sell before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to other factors, which is recognized as a component of OCI.

The securities portfolio is an integral part of the asset/liability management process. These investments are managed to provide liquidity, mitigate interest rate risk, and maximize portfolio yields within capital risk limits approved by management through the Asset/Liability Management Committee and the Board of Directors. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. See Note 4, Investment Securities Available for Sale.

Securities Sold Under Agreements to Repurchase

In the past, the Company entered into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are accounted for as financing arrangements with the obligation to repurchase securities sold reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in investment securities available for sale.

Loans Held for Sale

Loans originated for sale in the secondary market, which is our principal market, or as whole loan sales are classified as loans held for sale. As of January 1, 2010 management elected the fair value option for all single family residential loans held for sale and records these loans at fair value. The fair value of loans designated as held for sale is generally based on observable market prices from other loans that have similar collateral, credit, and interest rate characteristics. If market prices are not readily available, fair value is based on a discounted cash flow model. Gains and losses from changes in fair value and on loan sales are recognized in noninterest income. Direct loan origination costs and fees for single family residential loans classified as held for sale are recognized in earnings at origination.

Multifamily loans held for sale are accounted for at the lower of amortized cost or fair value. Related gains and losses are recognized in noninterest income. Direct loan origination costs and fees for multifamily loans classified as held for sale are recognized in earnings at the time of sale. See Note 5, Loans and Credit Quality.

Loans Sold

Loans are typically sold servicing retained in either a whole loan sale to market participants such as other financial institutions, who purchase the loans for investment purposes or include them in a private label securitization transaction, or the loans are pooled and sold into a conforming loan securitization with a government-sponsored enterprise (“GSE”), provided loan origination parameters conform to GSE guidelines. Substantially all of the Company’s loan sales are pooled loan securitization transactions with GSE’s. These conforming loan securitizations are guaranteed by GSE’s, such as Fannie Mae, Ginnie Mae and Freddie Mac. Loan securitizations are financed through the issuance of fixed- or floating-rate-asset-backed-securities, which are collateralized by loans transferred to the GSE who then transfer the loans to a variable-interest entity (“VIE”), which issues the security. The Company does not consolidate these VIE’s as the Company was and is not involved in the design or operations of the unconsolidated VIE and, as such, lacks the power to direct the activities that most significantly impact the VIE’s performance.

The Company may be required to repurchase sold loans or indemnify the purchaser of the loans sold in the event of a breach of specified contractual representations or warranties that are not remedied within a period after we receive notice of the breach. We establish mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation. These liabilities are included within other liabilities. See Note 13, Commitments, Guarantees, and Contingencies.

The Company retains partial recourse on multifamily loans it sells through the Fannie Mae DUS program. The Company also originates single family residential rehabilitation loans, some of which have a recourse liability during the rehabilitation period, typically one year. When loans are sold with recourse, a liability is recorded based on the estimated recourse obligation. These liabilities are included within other liabilities. See Note 13, Commitments, Guarantees, and Contingencies.

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at the principal amount outstanding, adjusted for charge-offs and any related net deferred direct loan origination fees and costs. These deferred fees and costs are amortized over the contractual terms of the underlying loans and commitments using the constant effective yield (the interest method), adjusted for actual loan prepayment experience, or the straight-line method, as applicable. Interest on loans is accrued on a monthly basis as earned. A determination is made as of the loan commitment date as to whether a loan will be held for sale or held for investment. This determination is based primarily on the type of loan or loan program and its related profitability characteristics. See Note 5, Loans and Credit Quality.

When a determination is made at the time of commitment to originate loans as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur, the Company may change its intent to hold these loans to reposition the balance sheet. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and recorded and carried at fair value.

From time to time, the Company will originate loans to facilitate the sale of other real estate owned without a sufficient down payment from the borrower. Such loans are accounted for using the installment method and any gain on sale is deferred.

Credit Quality

Credit quality within the loans held for investment portfolio is continuously monitored and is reflected within the allowance for loan losses. The allowance for loan losses is maintained at a level that, in management’s judgment, is appropriate to cover loan losses inherent in the loan portfolio. The allowance for loan losses is increased by a provision for loan losses and reduced by charge-offs, net of recoveries. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience, and other significant qualitative factors affecting the loan portfolio’s collectability. See Note 5, Loans and Credit Quality.

Loans are placed on nonaccrual status when the full and timely collection of interest and principal is doubtful, generally when the loan becomes 90 days or more past due for interest or principal payment or if part of the principal balance has been charged off.

A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. For a loan that is identified as impaired, if we determine that the net realizable value of the impaired loan is less than the recorded investment of the loan (net of previous charge-offs and deferred loan fees and costs), we recognize impairment. Once the impairment amount is determined a specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectable, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

Situations where, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted for other than an insignificant period of time (generally more than three months) to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”). Generally, TDR’s are considered to be impaired and are measured for impairment consistent with other impaired loans.

Other Real Estate Owned

Other real estate owned represents real estate acquired through the foreclosure of loans. These properties are initially recorded at the fair value of the property foreclosed less estimated selling costs. Upon transfer of a loan to other real estate owned, an appraisal is obtained and any excess of the loan balance over the net realizable value, that is fair value of the property less estimated selling costs, is charged against the allowance for loan losses. The Company allows up to 90 days after foreclosure to finalize determination of net realizable value. Subsequent declines in value identified from the ongoing analysis of the fair value of such properties are recognized in current period earnings within noninterest expense as a provision for losses on other real estate owned. The net realizable value of these assets is reviewed and updated at least every six months depending on the type of property, or more frequently as circumstances warrant. See Note 6, Other Real Estate Owned.

From time to time the Company may elect to accelerate the disposition of certain OREO properties in a time frame faster than the expected marketing period assumed in the appraisal supporting our valuation of such properties. At the time a property is identified and the decision to accelerate its disposition is made that property’s underlying fair value is re-measured. Generally, to achieve an accelerated time frame in which to sell a property the price that the Company is willing to accept for the disposition of the property decreases. Accordingly, the fair value of these properties is adjusted to reflect this change in pricing. Any resulting downward valuation adjustments are recorded in earnings at the time the property is identified and the decision to accelerate its disposition is made and any future changes in fair value are evaluated under the accelerated timeframe measurement.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSRs”), which are the rights to service loans for others, as separate assets through the purchase of the rights or upon the sale of mortgage loans with servicing rights retained. All MSRs are initially recorded at fair value. Net gains on mortgage origination and sales activities depends, in part, on the fair value of servicing rights as their value is considered a component of the fair value of loan commitments for loans which the Company intends to sell as well as loans that have funded and are held for sale, and are also considered a component of the proceeds from the sale of the loan. Originated mortgage servicing rights are recorded based on quoted market prices, other observable market data, or a discounted cash flow model depending on the availability of market information. As of January 1, 2010, the Company elected to carry single family MSRs at fair value with changes in fair value recorded through current period earnings. Fair value adjustments encompass market-driven valuation changes as well as run-off of value that occurs due to the passage of time. Multifamily residential MSRs are subsequently carried at the lower of amortized cost or fair value. These MSRs are periodically evaluated for impairment. If the carrying value of the MSR exceeds the fair value, a valuation reserve is established and adjusted as the fair value changes.

Subsequent fair value measurements of single family mortgage servicing rights are determined by using the results of a valuation model that calculates the present value of estimated future net servicing income, as MSRs are not traded in an active market with readily observable market prices. The discounted cash flow model leverages several significant assumptions such as market interest rates, projected prepayment speeds, discount rates, estimated costs of servicing, other income, and credit losses. In addition, third-party valuations and independent fair value estimates of the mortgage servicing asset portfolio are obtained at least quarterly to validate and calibrate the valuation model. See Note 12, Mortgage Banking Operations.

Accounting for Windermere Mortgage Services, Inc.

Windermere Mortgage Services, Inc., a Washington corporation and wholly owned and consolidated subsidiary of HomeStreet Bank, is a 50% partner with Windermere Real Estate, owners in partnership of Windermere Mortgage Services Series, LLC (WMS). The operations of WMS, and its affiliated Series, are recorded using the equity method of accounting.

The Company recognizes its proportionate share of the results of operations of this equity-method investment in the results of operations. The Company has determined that WMS, and its affiliated Series, are not variable interest entities (“VIEs”) and further does not consolidate these entities under the voting interest model. The investment is reviewed for possible other-than-temporary impairment no less than quarterly, or more frequently if warranted. The review typically includes an analysis of facts and circumstances of the investment and the expectations of the investment’s future cash flows. The Company has not recorded other-than-temporary impairment on this investment.

Equity income from WMS was $2.3 million, $1.8 million, and $3.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company’s investment in WMS was $3.9 million and $3.7 million, which is included in accounts receivable and other assets at December 31, 2011 and 2010, respectively.

The Company provides contracted services to WMS related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems activities performed by Company employees on behalf of WMS. The Company recorded contracted services (loss)/income of ($152,000), $345,000, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Income related to WMS, including equity income and contracted services, is classified as income from Windermere Mortgage Services, Inc. in noninterest income within the consolidated statements of operations.

WMS has a $20.0 million secured line of credit with the Company that allows WMS to fund and close single family mortgage loans in the name of WMS. The outstanding balance of the secured line of credit was $2.7 million and $6.5 million at December 31, 2011, and 2010, respectively. The highest outstanding balance of the secured line of credit was $14.9 million and $16.9 million during 2011 and 2010, respectively. The line of credit matures July 1, 2012.

Premises and Equipment

Furniture and fixtures and leasehold improvements are stated at cost less accumulated depreciation or amortization. Furniture and fixtures and leasehold improvements are depreciated or amortized over the shorter of the useful life of the related asset or the term of the lease, generally 3 to 15 years, using the straight-line method. Management periodically evaluates furniture and fixtures and leasehold improvements for impairment. See Note 7, Premises and Equipment.

Income Taxes

In establishing an income tax provision, management applies judgment and interpretations about the application of inherently complex tax laws, which includes making estimates about when in the future certain items will affect taxable income. Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, a deferred tax asset or liability is determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized through the provision for income taxes in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it is believed that these assets will more likely than not be realized. In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence, then the Company does not record a valuation allowance for deferred tax assets. If the negative evidence outweighs the positive evidence, then a valuation allowance for all or a portion of the deferred tax assets is recorded.

The Company recognizes interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. See Note 14, Income Taxes.

Derivatives and Hedging Activities

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or investment and mortgage servicing rights, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. All derivatives are recorded at fair value on the balance sheet.

Before initiating a hedge when the Company seeks to achieve hedge accounting treatment, the Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objective and strategy. On the date the Company enters into a derivative contract, the Company designates or identifies the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (3) held for customer accommodation or asset/liability risk management purposes, including economic hedges not qualifying for hedge accounting. See Note 11, Derivatives and Hedging Activities.

Derivatives in which the Company has not attempted to achieve or attempted but did not achieve hedge accounting treatment are referred to as economic hedges. The changes in fair value of these instruments are also recognized immediately in earnings.

In a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded through current period earnings in the same financial statement category as the hedged item.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The ineffective portion is recognized immediately in noninterest income – other.

The Company discontinues hedge accounting when (1) it determines that the derivative is no longer expected to be highly effective in offsetting changes in fair value or cash flows of the designated item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated from the hedge relationship; or (4) it is no longer probable that a hedged forecasted transaction will occur by the end of the originally specified time period.

If the Company determines that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative (if retained) will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings.

Interest rate lock commitments whose mortgage loans arise due to the exercising of the loan commitment, and will be held for sale upon funding of the loan, are considered derivative instruments. Management expects the forward sales commitments used to hedge these interest rate lock commitments will experience changes in fair value opposite of the changes in the fair value of the loan commitments thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the loan commitments. A forward loan sale commitment protects the Company from losses on sales of loans arising from the exercise of the loan commitments by securing the ultimate sales price and delivery date of the loan. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan contracts) it wants to hedge economically. Unrealized and realized gains and losses on derivative contracts utilized for economically hedging the sale of mortgage loans are recognized as part of the net gains on mortgage loan origination/sales activities within noninterest income.

The Company is exposed to credit risk if counterparties to derivative contracts do not perform as expected. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, as appropriate.

Share-Based Employee Compensation

The Company has share-based employee compensation plans as more fully discussed in Note 16, Share-Based Compensation Plans. Under the accounting guidance for stock compensation, compensation expense recognized includes the cost for share-based awards, such as nonqualified stock options, which are recognized as compensation expense over the requisite service period (generally the vesting period) on a straight line basis.

Fair Value Measurement

The term “fair value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models, used for estimating fair value. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little judgment is necessary when estimating the instrument’s fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation. See Note 17, Fair Value Measurement.

Earnings per Share

Earnings per share (“EPS”) are presented in two formats: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding, plus the effect of common stock equivalents (for example, stock options). Weighted average common shares outstanding include shares held by the Company’s Employee Stock Ownership Plan. Effective March 6, 2012, the Company’s Board of Directors approved a 2-for-1 forward share split and effective July 19, 2011, the Company’s Board of Directors approved a one-for two and a half reverse share split. All prior share and per share amounts have been restated to reflect the share split and reverse share split.

Operating Segments

There are four lines of business for the purposes of segment reporting: Single Family Lending, Income Property Lending, Residential Construction Lending and Community Banking. The results for these lines of business are based on management’s accounting process, which assigns income statement items to each responsible operating segment. Operating segments are defined by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers, and assignments may change. See Note 19, Operating Segments.

Accounting Developments in 2011

Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, amends the disclosure requirements for fair value measurements. Companies are required to disclose significant transfers in and out of Levels 1 and 2 of fair value hierarchy, whereas the previous rules only required the disclosure of transfers in and out of Level 3. In the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. ASU 2010-06 also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial condition. Companies must also provide information about the valuation techniques and inputs used to measure fair value for recurring and nonrecurring instruments classified as either Level 2 or Level 3. In the first quarter of 2011, we adopted the requirement for gross presentation in the Level 3 rollforward with prospective application. The other provisions were effective for the Company January 1, 2010. The adoption of ASU 2010-06 had no impact on the Company’s consolidated financial statements since it amends only the disclosure requirements.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, provides an update for factors to be considered when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties.

In addition, the amendments to Accounting Standards Codification (ASC) Topic 310, Receivables, clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (ASC paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. We adopted this ASU effective July 1, 2011 with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on our consolidated financial statements. See Note 5, Loans and Credit Quality.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, amends requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use and extends the prohibition on blockage factors to all three levels of the fair value hierarchy. Companies are required to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy, whereas the previous rules only required the disclosure of significant transfers between those levels. For Level 3 fair value measurements, quantitative information about significant unobservable inputs used, a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationship between inputs and a description of the Company’s valuation process should be disclosed. For financial instruments not measured at fair value but for which disclosure of fair value is required, companies are required to disclose the fair value hierarchy level in which the fair value measurements were determined. The amendments in this ASU are effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

ASU 2011-05, Presentation of Comprehensive Income, eliminates the option to include components of other comprehensive income in the statement of shareholders’ equity. The ASU requires entities to present the components of comprehensive income in either a single statement or in two separate statements, with the statement of comprehensive income immediately following the statement of income. This ASU is effective January 1, 2012 with retrospective application. The adoption of ASU 2011-05 will have no impact on the Company’s consolidated financial statements other than presentation. In December of 2011 the Financial Accounting Standards Board deferred those changes described in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income, allowing the Board time to redeliberate the presentation requirements.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this ASU. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The Company does not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Subsequent Events

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2011, and has included all material events that would require recognition in the 2011 consolidated financial statements or disclosure in the notes to the consolidated financial statements, refer to Note 22, Subsequent Events, for further discussion of those matters.

NOTE 2 – SIGNIFICANT RISKS AND UNCERTAINTIES:

Regulatory Agreements

On May 18, 2009, HomeStreet, Inc. (the “Company”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Company Order”) with the Office of Thrift Supervision (the “OTS”). The Company Order most significantly provides that the Company shall not pay dividends and shall not incur, issue, renew, repurchase, make payments on (including interest), or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without prior approval of the OTS. The Company Order will remain in effect until terminated, modified, or suspended, by written notice of such action by the Federal Reserve. The Company Order, however, does not prohibit the Company from transacting its normal business.

On May 8, 2009, we entered into an agreement with HomeStreet Bank’s primary banking regulators, the Federal Deposit Insurance Corporation, or FDIC, and the Washington State Department of Financial Institutions, or DFI, pursuant to which we consented to the entry of an Order to Cease & Desist from certain allegedly unsafe and unsound banking practices (the “Bank Order”).

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, as of March 26, 2012, the FDIC and DFI have terminated the Bank Order. In connection with this termination, we and those regulators have entered into an informal supervisory agreement (“Supervisory Agreement”) which requires, among other things, that the Bank maintain a minimum Tier 1 leverage capital ratio of 9.0%, maintain a three-year strategic plan to improve and sustain the Bank’s profitability, improve its risk profile and satisfactorily maintain capital, continue to reduce the level of adversely classified assets, and provide advance notice of any changes in directors or senior executive officers. The Supervisory Agreement continues to prohibit the Bank from paying dividends without the regulators’ prior written consent.

Asset Quality

Our earnings are dependent on our ability to originate loans and either sell them into the secondary market or hold them in our loan portfolio and collect interest and principal as they come due. When loans become nonperforming or their ultimate collection is in doubt, our income is adversely affected. Additionally, our ability to sustain profitability will depend significantly on the successful resolution of nonperforming assets and stabilization of our loan portfolio, the timing and certainty of which are uncertain.

NOTE 3–REGULATORY CAPITAL REQUIREMENTS:

HomeStreet, Inc., as a unitary savings and loan holding company, is not subject to regulatory capital requirements. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary actions by the Regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the Regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations). The Regulators also have the ability to impose elevated capital requirements in certain circumstances (see Note 2, Significant Risks and Uncertainties for capital levels imposed by Bank Order). As of December 31, 2011, the Bank was subject to the Bank Order and therefore was precluded from being defined as “well capitalized”.

The Bank’s actual capital amounts and ratios are included in the following table:

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$152,829	11.2%	$109,627	8.0%	$137,034	10.0%
Tier I risk-based capital (to risk-weighted assets)	135,383	9.9%	54,814	4.0%	82,220	6.0%
Tier I leverage capital (to average assets)	135,383	6.0%	89,705	4.0%	112,132	5.0%

As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$138,924	8.2%	$136,154	8.0%	$170,193	10.0%
Tier I risk-based capital (to risk-weighted assets)	117,115	6.9%	68,077	4.0%	102,116	6.0%
Tier I leverage capital (to average assets)	117,115	4.5%	103,608	4.0%	129,509	5.0%

At periodic intervals, the FDIC and the State of Washington Department of Financial Institutions routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of investment securities available for sale at December 31, 2011 and 2010, are summarized as follows:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011:
Commercial mortgage backed	$13,941	$542	$—	$14,483
Municipal bonds	48,948	728	(92)	49,584
Collateralized mortgage obligations:
Residential	220,418	3,119	(147)	223,390
Commercial	10,081	—	(11)	10,070
US Treasury	31,540	3	(23)	31,520

	$324,928	$4,392	$(273)	$329,047

December 31, 2010:
Residential mortgage backed	$4,434	$263	$—	$4,697
Municipal bonds	6,648	91	(190)	6,549
Collateralized mortgage obligations:
Residential	229,412	294	(7,785)	221,921
US Treasury	80,384	3	(41)	80,346

	$320,878	$651	$(8,016)	$313,513

Mortgage-backed and collateralized mortgage obligations represent securities issued by Government Sponsored Enterprises (“GSEs”). Substantially all securities held are rated and considered at least investment grade, according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is those rated BBB- or higher by S&P or Baa3 or higher by Moody’s, are generally considered by the rating agencies and market participants to be of low credit risk.

Investment securities that were in an unrealized loss position at December 31, 2011 and 2010, are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	Less than 12 months			12 months or more		Total
(in thousands)	Gross unrealized losses		Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
December 31, 2011:
Municipal bonds	$—		$—	$(92)	$1,095	$(92)	$1,095
Collateralized mortgage obligations
Residential	(147)		37,807	—	—	(147)	37,807
Commercial	(11)		10,070	—	—	(11)	10,070
US Treasury	(23)		27,510	—	—	(23)	27,510

	$(181)		$75,387	$(92)	$1,095	$(273)	$76,482

December 31, 2010:
Municipal bonds	$(17	) $	1,474	$(173)	$1,571	$(190)	$3,045
Residential collateralized mortgage obligations	(7,785)		197,372	—	—	(7,785)	197,372
US Treasury	(41)		70,428	—	—	(41)	70,428

	$(7,843)		$269,274	$(173)	$1,571	$(8,016)	$270,845

The Company has evaluated securities that have been in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company- or industry-specific credit event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment and does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell such securities.

The following table presents the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield at December 31, 2011. Contractual maturities for mortgage-backed securities and collateralized mortgage obligations were determined assuming no prepayments. Remaining expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations before the underlying mortgages mature. The weighted-average yield is computed using the effective yield of each security weighted based on the fair value of each security.

	At December 31, 2011
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale:
Commercial mortgage backed	$—	—	$—	—	$—	—	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—	—	—	2,450	2.00%	47,134	2.83%	49,584	2.79%
Collateralized mortgage obligations
Residential	—	—	—	—	—	—	223,390	2.70%	223,390	2.70%
Commercial	—	—	—	—	—	—	10,070	2.06%	10,070	2.06%
US Treasury	4,010	0.23%	27,510	0.24%	—	—	—	—	31,520	0.24%

Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.00%	$295,077	2.72%	$329,047	2.48%

Sales of investment securities available for sale were as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Proceeds	$239,878	$693,497	$93,163
Gross gains	1,378	6,016	283
Gross losses	(276)	—	52

There were no securities pledged to secure advances from the Federal Home Loan Bank (the “FHLB”) at December 31, 2011 or 2010. There were $22.5 million and $68.6 million of securities pledged to secure derivatives in a liability position at December 31, 2011 and 2010.

Tax-exempt interest income on securities available for sale totaling $0.4 million, $0.3 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, were recorded in the Company’s consolidated statements of operations.

NOTE 5–LOANS AND CREDIT QUALITY:

Loans held for sale and loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho, and Hawaii.

Loans held for sale consist of the following:

	At December 31,
(in thousands)	2011	2010
Single family residential	$130,546	$198,784
Multifamily residential	19,863	13,818

	$150,409	$212,602

Loans sold consist of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Single family residential	$1,739,220	$1,875,430	$2,547,742
Multifamily residential	119,478	43,358	49,678

	$1,858,698	$1,918,788	$2,597,420

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2011	2010
Consumer loans
Single family residential	$496,934	$526,462
Home equity	158,936	181,537

	655,870	707,999
Commercial loans
Commercial real estate	402,139	426,879
Multifamily residential	56,379	104,497
Construction/land development	173,405	285,131
Commercial business	59,831	82,959

	691,754	899,466

	1,347,624	1,607,465
Net deferred loan fees and discounts	(4,062)	(4,767)

	1,343,562	1,602,698
Allowance for loan losses	(42,689)	(64,177)

	$1,300,873	$1,538,521

The Company categorizes and presents its loans held for investment portfolio by loan portfolio segment, consumer and commercial loans, and are further disaggregated into class of financing receivable, single family residential and home equity for the consumer portfolio segment and all other classes within the commercial portfolio segment. A loan portfolio segment is the aggregated loan level at which the Company determines the appropriate level of its allowance for credit losses. A loan class is a disaggregated group of loans for which the Company monitors credit risk.

Loans are pledged to secure borrowings from the Federal Home Loan Bank (“FHLB”) as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans, which totaled $490.4 million and $371.0 million at December 31, 2011 and 2010, respectively.

Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011 and 2010 we had concentrations representing 10 percent or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.4 percent, 23.8 percent and 11.1 percent, respectively, as of December 31, 2011 and 25.3 percent, 20.7 percent and 14.7 percent, respectively, as of December 31, 2010 of the total loan portfolio. These loans were mostly located within the Puget Sound area, particularly within King County.

It is the Bank’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the year ended December 31, 2011 with respect to such aggregate loans to these individuals and their associates:

	Year Ended December 31,
(in thousands)	2011	2010
Beginning Balance	$5,940	$6,068
New loans	—	—
Principal repayments and advances, net	(71)	(77)
Reductions related to change in officers	—	(51)

Ending Balance	$5,869	$5,940

Credit Administration

Management considers the level of allowance for credit losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2011. The allowance for credit losses is comprised of the allowance for loan losses as well as the allowance for unfunded credit commitments, which are reported as an other liability. We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors to measure credit risk, which will vary based on the size of the loan, the contractual terms of the agreement, the credit characteristics of the borrower, the features of loan products, the existence and strength of guarantor support, and the availability, quality, and adequacy of any underlying collateral. The degree of credit risk and level of credit losses is highly dependent on the economic environment that unfolds subsequent to originating or acquiring assets. The extent of asset diversification and concentration also affect total credit risk. Credit risk is assessed through analyzing these and other factors.

The credit risk management process is governed centrally. The overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, and continual loan review and audit processes. In addition, regulatory examiners review and perform detailed tests of credit underwriting, loan administration, and allowance processes.

The Chief Credit Officer reports directly to the President and Chief Executive Officer. The Company’s Loan Committee, established by the Credit Committee of the Board of Directors, provides direction and oversight for the Company within the risk management framework. The Loan Committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined lending and credit risk strategies. The members of the Loan Committee consist of the President and Chief Executive Officer; Chief Credit Officer; and Chief Financial Officer. The Chief Credit Officer’s primary responsibilities include: (1) directing the activities of the credit risk management function as it relates to the loan portfolio; (2) overseeing loan portfolio performance and ensuring compliance with established credit policies, standards, and limits; (3) determining the appropriateness of the Company’s allowance for credit losses and (4) reviewing and approving large credit exposures. Senior credit administrators overseeing the lines of business have both transaction approval authority and governance authority for the approval of credit procedures within established policies, standards, and limits.

As of the latter part of 2008 and through 2011, substantially all the Company’s loan production represented single family mortgages designated for sale. Single family mortgage loans originated predominately conform to government-sponsored enterprise underwriting standards.

Credit Quality

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses. The allowance for credit losses represents management’s estimate of incurred credit losses inherent within the Company’s loans held for investment portfolio, including unfunded credit commitments, as of the balance sheet date. The estimation process involves procedures to appropriately consider the unique characteristics of its two loan segment portfolios, the consumer loan portfolio segment and the commercial loan portfolio segment. These two segments are further disaggregated into loan classes, the level at which credit risk is monitored. When developing credit risk assumptions used to compute allowance levels loan classes are further disaggregated and assessed for loss history, delinquency status and other credit trends and risk characteristics. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the overall loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and utilizes such information in our evaluation of the adequacy of the allowance for credit losses. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio segment and its further disaggregated loan classes.

Consumer Portfolio Segment

The consumer portfolio segment is comprised of the single family residential and home equity loan classes which are underwritten after evaluating and understanding a borrower’s capacity, credit, and collateral. Capacity refers to a borrower’s ability to make payments on the loan. Several factors are considered when assessing a borrower’s capacity, including the borrower’s employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

Commercial Portfolio Segment

The commercial portfolio segment is comprised of the commercial, consumer real estate, multifamily residential, and construction/land development loan classes, whose underwriting standards consider the factors described for single family residential and home equity loan classes as well as others when assessing the borrower’s and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the borrower including the outflow to other lenders, and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.

Allowance levels are influenced by loan volumes, loan asset quality rating (AQR) migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions. The methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating an allowance for all other loans.

A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. When a loan is identified as impaired, impairment is measured as the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded investment balance of the loan. For a loan that is identified as impaired we recognize impairment if we determine that the net realizable value of the impaired loan (measured as the discounted value of the expected future cash flows based on the original effective interest rate) is less than the recorded investment of the loan (net of previous charge-offs and deferred loan fees and costs), except when the sole remaining source of collection is the underlying collateral. In these cases impairment is measured as the difference between the recorded investment balance of the loan and the fair value of the collateral, less estimated selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values are updated every six months, either from external third parties or in-house certified appraisers. Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Once the impairment amount is determined a specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectable, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

In estimating the general allowance for loan losses for unimpaired loans, such loans are segregated into homogeneous loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration.

In determining the allowance for loan losses at December of 2011 we implemented an enhanced methodology for estimating credit losses inherent within the general allowance for unimpaired loans. Historically, the estimated credit loss assumption was based on an average or annualized loss rate derived from four trailing quarters of loss history. The new approach derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type and AQR or delinquency bucket. This model uses a series of one-year analysis periods starting as of July 2009 to develop data used to calculate an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets, and the potential severity of loss, based on the aggregate net losses incurred per loan class, during the analysis period.

The enhanced methodology provides a more precise estimate of credit losses inherent within the loan classes as it considers an expanded loss history period and includes a loss given probability of default. This enhancement resulted in a net decrease of $1.8 million in the level of estimated credit losses included in the determination of the allowance for loan losses during the fourth quarter of 2011.

Additional credit losses are estimated for these same classes of unimpaired loans based upon qualitative factors. Qualitative factors for each pool consider the following changes in: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateral-dependent loans. Additional factors include (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

In addition, the Regulators, as an integral part of the examination process, review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgment about information available at the time of their examinations.

Activity in the allowance for credit losses is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Balance, beginning of period	$64,566	$110,422	$58,587
Provision for credit losses	3,300	37,300	153,515
(Charge-offs), net of recoveries	(25,066)	(83,156)	(101,680)

Balance, end of period	$42,800	$64,566	$110,422

Components:
Allowance for loan losses	$42,689	$64,177	$109,472
Reserve for unfunded commitments	111	389	950

Allowance for credit losses	$42,800	$64,566	$110,422

The Bank maintains a separate allowance for losses related to unfunded loan commitments which is included in accounts payable and other liabilities on the consolidated balance sheet. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to estimate the unfunded commitments liability for each loan type. Collectively, these allowances are referred to as the allowance for credit losses.

At December 31, 2011 and 2010, activity in the allowance for credit losses by loan portfolio segment and loan class is as follows:

2011

(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$11,977	$(8,347)	$208	$6,833	$10,671
Home equity	4,495	(5,062)	132	5,058	4,623

	16,472	(13,409)	340	11,891	15,294

Commercial loans
Commercial real estate	10,060	(817)	—	(4,922)	4,321
Multifamily residential	1,795	—	—	(1,460)	335
Construction/land development	33,478	(16,890)	6,274	(1,625)	21,237
Commercial business	2,761	(828)	264	(584)	1,613

	48,094	(18,535)	6,538	(8,591)	27,506

Total allowance for credit losses	$64,566	$(31,944)	$6,878	$3,300	$42,800

2010
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$17,307	$(9,103)	$607	$3,166	$11,977
Home equity	6,848	(3,087)	37	697	4,495

	24,155	(12,190)	644	3,863	16,472

Commercial loans
Commercial real estate	10,761	(1,187)	—	486	10,060
Multifamily residential	1,947	—	—	(152)	1,795
Construction/land development	67,765	(71,024)	2,010	34,727	33,478
Commercial business	5,794	(1,652)	243	(1,624)	2,761

	86,267	(73,863)	2,253	33,437	48,094

Total allowance for credit losses	$110,422	$(86,053)	$2,897	$37,300	$64,566

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology:

2011

(in thousands)	Collectively evaluated for impairment	Individually evaluated for impairment	Total	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Total
Consumer loans
Single family residential	$9,756	$915	$10,671	$437,264	$59,670	$496,934
Home equity	4,111	512	4,623	155,997	2,939	158,936

	13,867	1,427	15,294	593,261	62,609	655,870

Commercial loans
Commercial real estate	4,051	270	4,321	366,914	35,225	402,139
Multifamily residential	320	15	335	47,933	8,446	56,379
Construction/land development	4,668	16,569	21,237	103,462	69,943	173,405
Commercial business	1,177	436	1,613	58,689	1,142	59,831

	10,216	17,290	27,506	576,998	114,756	691,754

Total	$24,083	$18,717	$42,800	$1,170,259	$177,365	$1,347,624

2010
(in thousands)	Collectively evaluated for impairment	Individually evaluated for impairment	Total	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Total
Consumer loans
Single family residential	$11,767	$210	$11,977	$504,871	$21,591	$526,462
Home equity	3,993	502	4,495	179,206	2,331	181,537

	15,760	712	16,472	684,077	23,922	707,999

Commercial loans
Commercial real estate	8,827	1,233	10,060	390,851	36,028	426,879
Multifamily residential	959	836	1,795	96,330	8,167	104,497
Construction/land development	19,254	14,224	33,478	217,432	67,699	285,131
Commercial business	1,669	1,092	2,761	80,600	2,359	82,959

	30,709	17,385	48,094	785,213	114,253	899,466

Total	$46,469	$18,097	$64,566	$1,469,290	$138,175	$1,607,465

The Company had 145 impaired relationships totaling $177.4 million at December 31, 2011, and 60 impaired relationships totaling $138.2 million at December 31, 2010. The average recorded investment in these loans during 2011, 2010, and 2009 was $160.7 million, $237.2 million, and $468.6 million, respectively. Impaired loans totaling $82.5 million, $71.8 million, and $243.3 million had a valuation allowance of $18.7 million, $18.1 million, and $28.5 million at December 31, 2011, 2010, and 2009, respectively. Interest payments on impaired loans, applied against loan principal or recognized as interest income, of $4.7 million, $5.3 million, and $13.2 million was recorded for cash payments received during the years ended December 31, 2011, 2010, and 2009, respectively.

The following table presents impaired loans by loan portfolio segment and loan class for the years ended December 31, 2011 and 2010:

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance	Average recorded investment (3)
2011
With no related allowance recorded
Consumer loans
Single family residential	$23,617	$23,859	$—	$21,084
Home equity	1,353	1,358	—	1,620

	24,970	25,217	—	22,704
Commercial loans
Commercial real estate	34,444	36,224	—	24,603
Multifamily residential	7,938	8,585	—	8,013
Construction/land development	27,019	36,781	—	19,897
Commercial business	454	1,305	—	970

	69,855	82,895	—	53,483

	$94,825	$108,112	$—	$76,187

With an allowance recorded
Consumer loans
Single family residential	$36,053	$36,323	$914	$20,389
Home equity	1,586	1,629	512	972

	37,639	37,952	1,426	21,361
Commercial loans
Commercial real estate	781	1,777	271	8,574
Multifamily residential	508	508	15	127
Construction/land development	42,924	46,527	16,569	52,958
Commercial business	688	1,017	436	1,470

	44,901	49,829	17,291	63,129

	$82,540	$87,781	$18,717	$84,490

Total
Consumer loans
Single family residential	$59,670	$60,182	$914	$41,473
Home equity	2,939	2,987	512	2,592

	62,609	63,169	1,426	44,065
Commercial loans
Commercial real estate	35,225	38,001	271	33,177
Multifamily residential	8,446	9,093	15	8,140
Construction/land development	69,943	83,308	16,569	72,855
Commercial business	1,142	2,322	436	2,440

	114,756	132,724	17,291	116,612

	$177,365	$195,893	$18,717	$160,677

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance	Average recorded investment (3)
2010
With no related allowance recorded
Consumer loans
Single family residential	$20,472	$21,730	$—	$17,960
Home equity	1,714	1,714	—	1,523

	22,186	23,444	—	19,483
Commercial loans
Commercial real estate	24,793	24,793	—	15,262
Multifamily residential	5,345	5,573	—	5,460
Construction/land development	13,490	15,427	—	44,685
Commercial business	592	592	—	1,173

	44,220	46,385	—	66,580

	$66,406	$69,829	$—	$86,063

With an allowance recorded
Consumer loans
Single family residential	$1,119	$1,170	$210	$763
Home equity	617	624	502	339

	1,736	1,794	712	1,102
Commercial loans
Commercial real estate	11,235	11,430	1,233	13,690
Multifamily residential	2,822	2,977	836	2,873
Construction/land development	54,209	65,412	14,224	131,012
Commercial business	1,767	1,767	1,092	2,488

	70,033	81,586	17,385	150,063

	$71,769	$83,380	$18,097	$151,165

Total
Consumer loans
Single family residential	$21,591	$22,900	$210	$18,723
Home equity	2,331	2,338	502	1,862

	23,922	25,238	712	20,585
Commercial loans
Commercial real estate	36,028	36,223	1,233	28,952
Multifamily residential	8,167	8,550	836	8,333
Construction/land development	67,699	80,839	14,224	175,697
Commercial business	2,359	2,359	1,092	3,661

	114,253	127,971	17,385	216,643

	$138,175	$153,209	$18,097	$237,228

(1)	Net Book Balance, includes partial charge offs and non accrual interest paid.
(2)	Unpaid Principal Balance does not includes partial charge offs or non accrual interest paid. Related allowance is calculated on Net Book Balances not Unpaid Principal Balances.
(3)	Information related to interest income recognized on average impaired loan balances are not included as it is not operationally practicable to derive this data.

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable regulations. The Company’s internal asset quality rating (“AQR”) grading scale is comprised of 10 grades. Each individual loan is given an internal risk rating scale from one through 10. A brief description of these grades follows:

•

Pass. We have five pass classification grades which represent a level of credit quality that ranges from no well-defined deficiency or weakness to some noted weakness, however the risk of default on any loan classified as pass is expected to be remote.

•	Watch. A loan graded as watch has a remote risk of default, but is exhibiting deficiency or weakness that requires monitoring by management.

•

Special Mention. A special mention loan does not currently expose us to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management’s close attention.

•

Substandard. A substandard loan is inadequately protected by the current secured worth and paying capacity of the borrower or of collateral pledged on the loan, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, such as a high probability of payment default and are characterized by the distinct possibility that the institution will sustain some loss if deficiencies are not corrected.

•

Doubtful. A loan classified as doubtful has all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Doubtful is considered to be a temporary classification until resolution of pending weaknesses enables us to more fully evaluate the potential for loss.

•

Loss. That portion of a loan classified as loss is considered uncollectible and of so little value that its characterization as an asset is not warranted. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer charging off all or that portion of the asset deemed uncollectible even though partial recovery may occur in the future.

On the basis of a review as of December 31, 2011, management identified and graded $218.8 million of loans as Watch, $153.3 million of loans as Special Mention, $149.6 million of loans as Substandard, and none of these loans as Doubtful or Loss. When referring to ‘adversely classified assets’, such assets include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned. The total amount of adversely classified assets was $188.2 million and $363.9 million as of December 31, 2011 and 2010, respectively.

The following table presents designated loan grades by loan portfolio segment and loan class for the years ended December 31, 2011 and 2010:

(in thousands)	Pass	Watch	Special mention	Substandard	Total
2011
Consumer loans
Single family residential	$395,736	$43,682	$45,412	$12,104	$496,934
Home equity	153,916	500	2,056	2,464	158,936

	549,652	44,182	47,468	14,568	655,870
Commercial loans
Commercial real estate	188,885	114,010	52,456	46,788	402,139
Multifamily residential	19,383	28,550	508	7,938	56,379
Construction/land development	29,212	19,573	46,019	78,601	173,405
Commercial business	38,851	12,462	6,818	1,700	59,831

	276,331	174,595	105,801	135,027	691,754

	$825,983	$218,777	$153,269	$149,595	$1,347,624

2010
Consumer loans
Single family residential	$470,912	$36,396	$5,216	$13,938	$526,462
Home equity	177,222	1,184	596	2,535	181,537

	648,134	37,580	5,812	16,473	707,999
Commercial loans
Commercial real estate	193,572	116,160	69,862	47,285	426,879
Multifamily residential	29,478	66,852	—	8,167	104,497
Construction/land development	3,676	94,060	75,863	111,532	285,131
Commercial business	59,653	8,345	4,926	10,035	82,959

	286,379	285,417	150,651	177,019	899,466

	$934,513	$322,997	$156,463	$193,492	$1,607,465

The following table presents age analysis of past due loans by loan portfolio segment and loan class for the years ended December 31, 2011 and 2010:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
2011
Consumer loans
Single family residential	$7,694	$8,552	$47,861	$64,107	$432,827	$496,934	$35,757
Home equity	957	500	2,464	3,921	155,015	158,936	—

	8,651	9,052	50,325	68,028	587,842	655,870	35,757
Commercial loans
Commercial real estate	—	—	10,184	10,184	391,955	402,139	—
Multifamily residential	—	—	2,394	2,394	53,985	56,379	—
Construction/land development	9,916	—	48,387	58,303	115,102	173,405	—
Commercial business	—	—	951	951	58,880	59,831	—

	9,916	—	61,916	71,832	619,922	691,754	—

	$18,567	$9,052	$112,241	$139,860	$1,207,764	$1,347,624	$35,757

2010
Consumer loans
Single family residential	$6,743	$6,223	$44,111	$57,077	$469,385	$526,462	$30,173
Home equity	1,645	1,184	2,535	5,364	176,173	181,537	—

	8,388	7,407	46,646	62,441	645,558	707,999	30,173
Commercial loans
Commercial real estate	—	4,871	20,259	25,130	401,749	426,879	—
Multifamily residential	—	—	8,167	8,167	96,330	104,497	—
Construction/land development	—	—	78,907	78,907	206,224	285,131	12,955
Commercial business	—	907	2,734	3,641	79,318	82,959	375

	—	5,778	110,067	115,845	783,621	899,466	13,330

	$8,388	$13,185	$156,713	$178,286	$1,429,179	$1,607,465	$43,503

Nonperforming loans are predominately comprised of loans designated as nonaccrual. Loans are classified as nonaccrual when full and timely collection of principal or interest is doubtful, which are generally placed on nonaccrual status upon reaching 90 days or more past due. Additionally, all loans that are determined to be impaired are considered for nonaccrual status. Once a loan is placed on nonaccrual, accrued interest is reversed against interest income, and nonaccrual loans are accounted for using the cost method. Cash payments received are applied to the principal balance until such time as all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status. Certain loans that are 90 days or more past due remain on accrual status as they are either generally well-secured and in the process of collection or are either FHA insured or VA guaranteed and have little to no risk of loss of principal or interest. The following table presents performing and nonperforming loan balances by loan portfolio segment and loan class for the years ended December 31, 2011 and 2010:

(in thousands)	Performing	Nonperforming	Total
2011
Consumer loans
Single family residential	$484,830	$12,104	$496,934
Home equity	156,472	2,464	158,936

	641,302	14,568	655,870
Commercial loans
Commercial real estate	391,955	10,184	402,139
Multifamily residential	53,985	2,394	56,379
Construction/land development	125,018	48,387	173,405
Commercial business	58,880	951	59,831

	629,838	61,916	691,754

	$1,271,140	$76,484	$1,347,624

(in thousands)	Performing	Nonperforming	Total
2010
Consumer loans
Single family residential	$512,524	$13,938	$526,462
Home equity	179,002	2,535	181,537

	691,526	16,473	707,999
Commercial loans
Commercial real estate	406,620	20,259	426,879
Multifamily residential	96,330	8,167	104,497
Construction/land development	219,179	65,952	285,131
Commercial business	80,600	2,359	82,959

	802,729	96,737	899,466

	$1,494,255	$113,210	$1,607,465

Loans are reported as troubled debt restructurings (“TDRs”) when the Company grants concessions that we would not otherwise consider to borrowers experiencing financial difficulty. Concessions to borrowers that represent an insignificant delay in performance are not designated TDRs. TDRs are designated as impaired as interest and principal payments will not be received in accordance with original terms of the contract. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status and TDRs that are nonperforming as of the date of modification are designated as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated by a reasonable period of performance of at least six months. TDRs placed on accrual status and reported as a TDR as of year end are identified as Performing TDRs as are TDRs in accrual status where the borrower has received below-market interest rate concessions. TDRs with temporary below-market concessions remain designated as a TDR until the concession expires and the loan performs for a period of at least six months and has passed one annual reporting period. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a TDR loan becomes 90 days or more past due for interest or principal payments.

As of July 1, 2011 the Company adopted the provisions prescribed by Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the evaluation of whether a loan receivable restructuring constitutes a TDR, and requires that a creditor separately conclude that both of the following exists: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. As a result of adopting the amendments in ASU 2011-02, which required retrospective application to January 1, 2011, we reassessed all loan restructurings that occurred on or after January 1, 2011 to determine if any of the loan restructurings would be a TDR under the new guidance. We identified certain receivables that were now TDRs under the new guidance for which the allowance for credit losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those receivables as TDRs, we identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. The allowance for loan losses associated with these loans would have been measured under a collectively evaluated basis prior to adoption, but is now estimated on an individually evaluated basis. As of the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now impaired under ASC 310-10-35 was $14.7 million, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation of loss, was $0.3 million.

The Company had 126 loan relationships classified as troubled debt restructurings totaling $118.5 million at December 31, 2011, and committed to lend additional funds of $32,000. The Company had 24 loan relationships classified as troubled debt restructurings in the amount of $56.9 million at December 31, 2010, and committed to lend additional funds of $1.4 million. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $1.0 million and $0 and five and zero relationships as of December 31, 2011 and 2010, respectively, and are predominately comprised of loans previously re-purchased from Ginnie Mae and cured by modifying interest rate terms.

The following tables present TDR balances by loan portfolio segment and loan class:

	At December 31, 2011
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential	Interest rate reduction	76	$53,969	$—
	Payment restructure	13	2,612	—
	Forgiveness of principal	—	—	—

		89	$56,581	$—

Home equity	Interest rate reduction	12	$2,263	$—
	Payment restructure	6	212	—
	Forgiveness of principal	—	—	—

		18	$2,475	$—

Total consumer	Interest rate reduction	88	$56,232	$—
	Payment restructure	19	2,824	—
	Forgiveness of principal	—	—	—

		107	$59,056	$—

Commercial loans
Commercial real estate	Interest rate reduction	—	$—	$—
	Payment restructure	2	25,040	—
	Forgiveness of principal	—	—	—

		2	$25,040	$—

Multifamily residential	Interest rate reduction	3	$6,053	$—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—

		3	$6,053	$—

Construction/land development	Interest rate reduction	6	$22,881	$8,589
	Payment restructure	1	2,750	—
	Forgiveness of principal	3	1,801	8,795

		10	$27,432	$17,384

Commercial business	Interest rate reduction	—	$—	$—
	Payment restructure	4	878	852
	Forgiveness of principal	—	—	—

		4	$878	$852

Total commercial	Interest rate reduction	9	$28,934	$8,589
	Payment restructure	7	28,668	852
	Forgiveness of principal	3	1,801	8,795

		19	$59,403	$18,236

Total loans	Interest rate reduction	97	$85,166	$8,589
	Payment restructure	26	31,492	852
	Forgiveness of principal	3	1,801	8,795

		126	$118,459	$18,236

	At December 31, 2010
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential	Interest rate reduction	10	$14,031	$—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—

		10	$14,031	$—

Home equity	Interest rate reduction	6	$1,833	$—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—

		6	$1,833	$—

Total consumer	Interest rate reduction	16	$15,864	$—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—

		16	$15,864	$—

Commercial loans
Commercial real estate	Interest rate reduction	1	$329	$—
	Payment restructure	1	15,770	—
	Forgiveness of principal	—	—	—

		2	$16,099	$—

Multifamily residential	Interest rate reduction	2	$5,711	$—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—

		2	$5,711	$—

Construction/land development	Interest rate reduction	4	$17,280	$525
	Payment restructure	—	—	—
	Forgiveness of principal	4	1,752	8,809

		8	$19,032	$9,334

Commercial business	Interest rate reduction	1	$163	$—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—

		1	$163	$—

Total commercial	Interest rate reduction	8	$23,483	$525
	Payment restructure	1	15,770	—
	Forgiveness of principal	4	1,752	8,809

		13	$41,005	$9,334

Total loans	Interest rate reduction	24	$39,347	$525
	Payment restructure	1	15,770	—
	Forgiveness of principal	4	1,752	8,809

		29	$56,869	$9,334

The following table presents TDR balances which have subsequently re-defaulted during the year ended December 31, 2011:

(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	7	$1,661
Home equity	1	186

	8	1,847
Commercial loans
Commercial real estate	—	—
Multifamily residential	—	—
Construction/land development	7	29,109
Commercial business	3	664

	10	29,773

	18	$31,620

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned acquired through the foreclosure of loans consists of the following:

	Year Ended December 31,
(in thousands)	2011	2010
Single family	$7,006	$20,173
Commercial real estate	2,436	6,778
Construction/land development	50,632	172,603

	60,074	199,554
Valuation allowance	(21,502)	(29,099)

	$38,572	$170,455

Activity in other real estate owned is as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$170,455	$107,782
Additions	39,651	189,009
Loss provisions	(27,079)	(27,459)
Reductions related to sales	(144,455)	(98,877)

Balance, end of period	$38,572	$170,455

For the years ended December 31, 2011, 2010, and 2009, 1,366 properties were sold for a net gain of $0.2 million, 771 properties were sold for a net gain of $0.6 million, and 229 properties for a net gain of $1.2 million, respectively.

Activity in the valuation allowance for other real estate owned is as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Balance, beginning of period	$29,099	$7,790	$736
Loss provisions	27,079	27,459	8,893
Charge-offs, net of recoveries	(34,676)	(6,150)	(1,839)

Balance, end of period	$21,502	$29,099	$7,790

The components of other real estate owned expense are as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Maintenance costs	$3,755	$6,008	$2,864
Loss provisions	27,079	27,459	8,893
Net gain on sales	(190)	(573)	(1,244)
Net operating income	(363)	(697)	(34)

Total other real estate owned expense	$30,281	$32,197	$10,479

Other real estate owned concentrations may exist when there are properties held within similar housing markets or similar types of properties that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011 and 2010 we had concentrations within the state of Washington representing 84.5 percent and 89.6 percent respectively of the total portfolio.

At December 31, 2011, construction/land development in Washington, primarily in Thurston county, represented 68.6 percent of the total portfolio. At December 31, 2010, construction/land development in Washington primarily in Pierce county, represented 78.9 percent of the total portfolio.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment, net consists of the following:

	December 31,
(in thousands)	2011	2010
Furniture and fixtures	$23,615	$24,242
Leasehold improvements	8,060	8,040

	31,675	32,282
Less accumulated depreciation and amortization	(25,106)	(25,495)

	$6,569	$6,787

Depreciation and amortization expense for the years ending December 31, 2011, 2010, and 2009, was $2.0 million, $2.4 million, and $2.8 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, are as follows:

	At December 31,
(in thousands)	2011	2010
Noninterest bearing accounts	$270,666	$235,890
NOW accounts 0.00% to 0.45%	138,936	121,534
Statement savings accounts, due on demand 0.30% to .80%	66,898	51,075
Money market accounts, due on demand 0.00% to 1.55%	499,457	413,401
Certificates of deposit, 0.20% to 5.00%	1,033,798	1,307,842

	$2,009,755	$2,129,742

Interest expense on deposits consists of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
NOW accounts	$575	$686	$1,259
Statement savings accounts	335	479	2,900
Money market accounts	3,020	3,974	4,514
Certificates of deposit	20,885	33,911	45,680

	$24,815	$39,050	$54,353

There were no public funds included in deposits as of December 31, 2011 and December 31, 2010.

The weighted-average interest rate on certificates of deposit at December 31, 2011, 2010, and 2009 was 1.66 percent, 1.89 percent, and 2.62 percent, respectively.

Certificates of deposit outstanding as of December 31, 2011, mature as follows:

(in thousands)	$532,872	Within one year
	414,279	One to two years
	66,886	Two to three years
	8,626	Three to four years
	11,135	Four to five years

$1,033,798

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010, was $454.5 million and $496.4 million, respectively. The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2011 and 2010, was $67.3 million and $87.4 million, respectively. The aggregate amount of time deposits at December 31, 2010 included deposits obtained through brokers of $10.0 million. There were no brokered time deposits as of December 31, 2011.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER:

The Company borrows through advances from the FHLB of Seattle. FHLB advances totaled

$57.9 million and $165.9 million as of December 31, 2011, and December 31, 2010, respectively.

Weighted-average interest rates on the advances were 4.67 percent, 3.26 percent, and 3.00 percent at December 31, 2011, 2010, and 2009, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Bank has an available line of credit with the FHLB of Seattle equal to 20 percent of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB of Seattle was $231.4 million as of December 31, 2011. The FHLB of Seattle is not contractually bound to continue to offer credit to the Bank, and the Bank’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding at December 31, 2011, by contractual maturities are as follows:

(in thousands)

Year ending December 31,	Advances outstanding	Weighted-average interest rate
2012	$35,834	4.53%
2014	3,500	4.44%
2015	2,200	5.19%
2016	10,000	4.80%
2017 and thereafter	6,385	5.23%

	$57,919	4.67%

The Bank, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2011 and December 31, 2010, the Company held $37.1 million of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

On November 6, 2009, the FHLB of Seattle’s regulator reaffirmed the FHLB of Seattle’s capital classification as undercapitalized. Under the Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the FHLB of Seattle will not be able to redeem, repurchase, or declare dividends on stock outstanding while the risk-based capital deficiency exists. As of December 31, 2011, there has been no change in the capital classification.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation the Company determined there is not an other-than-temporary impairment of the FHLB stock investment as of December 31, 2011, or December 31, 2010.

The Bank may also borrow on a collateralized basis from the Federal Reserve Bank (“FRB”) of San Francisco. At December 31, 2011 and 2010, there were no outstanding borrowings from the FRB of San Francisco. Based on the amount of qualifying collateral available, borrowing capacity from the FRB of San Francisco was $99.9 million as of December 31, 2011. The FRB of San Francisco is not contractually bound to offer credit to the Bank, and the Bank’s access to credit from this agency for future borrowings may be discontinued at any time.

NOTE 10–LONG-TERM DEBT:

During the period of June 2005 through February 2007 the Company secured certain financing through the issuance of trust preferred securities (“TruPS”), resulting in a total debt issuance of $61.9 million which remain outstanding as of December 31, 2011 and 2010.

TruPS allow investors the ability to invest in junior subordinated debentures of the Company and provide the Company with financing. The transaction begins with the formation of a Variable Interest Entity (“VIE”) established as a trust by the issuing holding company. The trust issues preferred securities to third-party investors; the cash received by the trust is used to purchase subordinated debentures (debt) from the holding company. The subordinated debentures are the sole asset of the trust, and the coupon on the debt mirrors the dividend payment on the preferred security. The Company also has the right to defer interest payments for up to five years and has the right to call the preferred securities. These preferred securities are non-voting and do not have the right to convert to shares of the issuer. The issuing VIE is not consolidated as the Company does not qualify as its primary beneficiary because the sole assets of the VIE are receivables from the issuing holding company and, as such, the Company does not hold a variable interest that would absorb losses or provide the right to receive benefits from the VIE.

HomeStreet Statutory Trust (the VIE), a subsidiary trust of HomeStreet, Inc. (the issuing holding company), has outstanding TruPS. In connection with the issuance of TruPS, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures (collectively, the “Subordinated Debt Securities”).

The Subordinated Debt Securities are as follows:

	I	II	III	IV
(in thousands)

Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate	2.25%	2.05%	1.92%	6.67%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option	5-year at par	5-year at par	5-year at par	5-year at par

Following the first call date, the debt adjusts quarterly with the change in the three-month LIBOR rate. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Company deferred the payment of interest on its outstanding Subordinated Debt Securities that was due on December 15, 2008. Subsequent to December 31, 2008, the Company approved to continue the deferral of interest payments commencing on March 15, 2009 and has continued the deferral of interest payments since that time. The total accrued interest as of December 31, 2011 is $10.4 million. The Company is entitled, at its option subject to certain conditions, to defer payments of interest up to five years under the trust agreement, which would end on December 15, 2013. Accordingly, the Company is prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock until it is current on all interest payments due with respect to the junior subordinated debentures.

In March of 1999, the Company issued $30.0 million in Senior Notes at a discount with a coupon rate of 7.45 percent and a maturity date of March 1, 2009. During 2008, the Company repaid $25.0 million at a discounted price of $22.5 million and recognized a gain of $2.5 million. The Company extended the maturity of the remaining $5.0 million of the Senior Notes to March 1, 2011. During 2011, the Company repaid $5.0 million at a discounted price of $3.0 million and recognized a gain of $2.0 million.

NOTE 11–DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivatives to manage exposure to market risk, interest rate risk, and to assist customers with their risk management objectives. Derivative transactions are measured in terms of notional amount, which is not recorded on the balance sheet. The notional amount is generally not exchanged and is used as the basis for which interest and other payments are determined. All derivatives are recorded and carried at fair value, with changes in fair value reflected in current period earnings. The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves modifying the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to the hedged asset or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a cash flow hedge as of December 31, 2011 or 2010. On the balance sheet derivatives are reported at their respective fair values within the accounts receivable and other assets or accounts payable and other liabilities line items within the Consolidated Statements of Financial Condition.

The Company’s derivative activities are monitored by the corporate Asset/Liability Management Committee. The Treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall interest rate risk management strategies.

The notional amounts and fair values for derivatives consist of the following:

December 31, 2011	Notional Amount	Fair Value
(in thousands)		Asset Derivatives	Liability Derivatives
Forward sale commitments	$428,803	$1,206	$(2,223)
Swaptions	110,000	1	—
Interest rate locks on loans	244,138	6,836	—
Interest rate swaps	337,705	5,719	(8,777)

	$1,120,646	$13,762	$(11,000)

December 31, 2010	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives
Forward sale commitments	$308,973	$2,263	$—
Interest rate locks on loans	129,287	2,302	—
Interest rate swaps	367,910	—	(22,221)

	$806,170	$4,565	$(22,221)

Management uses derivatives that are designated as qualifying hedge contracts as defined by Accounting Standards Codification (ASC) 815, Derivatives and Hedging, as fair value hedges, which are comprised of interest rate swap contracts. Interest rate swap contracts are used to convert commercial business loans held for investment from fixed to floating rates to hedge against exposure to changes in benchmark interest rates. All parts of the gain or loss due to the hedged risk (e.g., fair value changes due to changes in benchmark interest rates) are included in the assessment of hedge effectiveness. These swap contracts are carried at fair value, with the net settlement of the derivatives reported in loans receivable interest income and ineffectiveness for these swap contracts reported in other noninterest income.

For fair value hedging relationships, the dollar-offset method is used to assess hedge effectiveness, both at the inception of the hedging relationship and on an ongoing basis. Hedge effectiveness is evaluated prospectively as well as through retrospective evaluations. For prospective considerations, we develop an expectation that the relationship will be highly effective over future periods. For retrospective evaluations management determines whether the hedging relationship has been highly effective. The dollar-offset method compares the changes in the fair value of the hedged item to the changes in fair value of the derivative and is applied on a period-by-period basis. The results of the dollar-offset method along with other relevant information are the basis for evaluating hedge effectiveness prospectively.

The following table shows the ineffective portion of net gains (losses) recognized on derivatives in fair value hedging relationships, as defined as ASC 815, Derivatives and Hedging, in the statement of operations for the periods indicated:

	Interest rate contracts hedging
	Year Ended December 31, 2011		Year Ended December 31, 2010
(in thousands)	Loans held for investment	Deposits	Loans held for investment	Deposits
Total hedge ineffectiveness recorded in noninterest income	$(15)	$—	$(348)	$19

Free-standing derivatives are also used for fair value interest rate risk management purposes that do not qualify for hedge accounting treatment, referred to as economic hedges. Economic hedges are used to hedge against adverse changes in fair value of single family mortgage servicing rights (“single family MSRs”), interest rate lock commitments for single family mortgage loans that the Company intends to sell (“derivative loan commitments”), and loans held for sale.

Free-standing derivatives used as economic hedges for single family MSRs typically include positions in futures, options on 10-year treasury contracts, forward sales commitments on mortgage-backed securities, and interest rate swap and swaption contracts. The single family MSRs and the free-standing derivatives are carried at fair value with changes in fair value included in mortgage servicing noninterest income.

The free-standing derivatives used as economic hedges for derivative mortgage loan commitments and single family loans held for sale (typically sold within 30 to 60 days) are forward sales commitments on mortgage-backed securities and option contracts. Derivative mortgage loan commitments, single family loans held for sale, and the free-standing derivatives (“economic hedges”) are carried at fair value with changes in fair value included in net (losses) gains on mortgage loan origination and sales activities noninterest income.

The following table shows the net gains (losses) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010
Recognized in noninterest income:
Net (losses) gains on mortgage loan origination and sales activities (1)	$(4,900)	$1,594
Mortgage servicing	53,418	25,424

	$48,518	$27,018

(1)	Comprised of mortgage loan interest rate lock commitments and forward contracts used as an economic hedge on loans held for sale.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Net gains on mortgage loan origination and sales activities

Revenue from the sale of loans, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Mortgage servicing rights and servicing release premiums	$31,851	$26,986	$39,595
Net gain on loan sales (1)	17,334	28,275	9,967
Fair value adjustment of loans held for sale (2)	5,099	272	(898)
Net (loss) gain from derivatives (3)	(4,900)	1,594	4,167

Net gains on mortgage loan origination and sales activities	$49,384	$57,127	$52,831

(1)	Comprised of gains and losses of single-family and Fannie Mae DUS loan sales and loan fees less certain fees paid to WMS.
(2)	As of January 1, 2010 we elected to carry single-family loans held for sale at fair value. Prior periods reported under the lower of amortized cost or fair value.
(3)	Includes interest rate lock commitments as well as forward sale commitments used to economically hedge loan sales.

Mortgage Loan Administration

The Company’s portfolio of loans serviced for others is presented at unpaid principal balance and is comprised of the following:

(in thousands)	December 31,
	2011	2010
Single family residential
FannieMae/GNMA/FHLMC	$6,464,815	$5,909,742
Other	420,470	433,416

	$6,885,285	6,343,158

Commercial
Multifamily	758,535	776,671
Other	56,785	58,765

	815,320	835,436

Total loans serviced for others	$7,700,605	$7,178,594

Loans serviced for others are not included in the consolidated financial statements as they are not assets of the Company.

Included in total loans serviced for Fannie Mae/GNMA/FHLMC above are mortgage-backed securities guaranteed by GNMA and Fannie Mae. Monthly principal and interest payments are passed through to security holders under the securities agreements.

The total balance of loans with recourse provisions included in the Company’s loans serviced for others is as follows:

	December 31,
(in thousands)	2011	2010
Single family residential	$347	$450
Multifamily	758,535	776,671

	$758,882	$777,121

During the years ended December 31, 2011 and 2010, the Company sold $119.5 million and $43.4 million, respectively, of multifamily conventional loans with recourse provisions through Fannie Mae’s multifamily delegated underwriting and servicing (“DUS”) program. The Company has a reserve for losses relating to loans with recourse provisions of $3.6 million, $4.1 million, and $4.2 million, which is included in accounts payable and accrued expenses at December 31, 2011, 2010, and 2009, respectively. There were no losses incurred for the years ended December 31, 2011, 2010, and 2009, respectively.

FHA, GNMA, Fannie Mae, and FHLMC regulations require approved lenders to meet certain liquidity and net worth requirements. The Company did not meet these requirements for 2011 or 2010. However, the Company has been allowed to continue normal business interactions until such requirements are satisfied.

Advances are made to GNMA mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from GNMA mortgage pools prior to recovery of guaranteed amounts. GNMA advances of $5.8 million and $3.4 million were recorded in accounts receivable and other assets as of December 31, 2011, and December 31, 2010.

At December 31, 2011 and 2010, the Company recorded delinquent or defaulted GNMA mortgage loans as if they had been repurchased, totaling $2.3 million and $2.6 million, respectively. For those GNMA mortgage loans previously sold that are more than 90 days past due, the Company has the unilateral right to repurchase the loans. Although this right has not been executed, such loans have been recorded as repurchased for accounting purposes. This asset was recorded in loans held for investment along with a corresponding payable within accounts payable and accrued expenses as of December 31, 2011 and 2010. This accounting treatment does not impact the accounting for the previously recognized mortgage servicing rights.

During the years ended December 31, 2011 and 2010, the Company issued 105 GNMA loan pools with security proceeds of $470.1 million and 109 GNMA pools with security proceeds of $567.2 million, respectively. Additionally, the Company was servicing 1,019 GNMA loan pools with an outstanding security balance of $1.7 billion and 955 GNMA loan pools with an outstanding security balance of $1.5 billion at December 31, 2011 and 2010, respectively.

Mortgage Servicing

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Servicing fees and other	$26,125	$23,279	$19,089
Changes in fair value, single-family mortgage servicing rights:
Due to changes in model or assumptions (1)	(25,153)	(7,594)	—
Other changes in fair value (2)	(14,847)	(13,513)	—
Amortization	(1,487)	(1,370)	(18,878)
Recovery (3)	—	—	1,335
Net gain (loss) from derivatives economically hedging single family MSR	53,418	25,424	(6,041)

Mortgage servicing	$38,056	$26,226	$(4,495)

(1)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows and curtailments over time.
(3)	Represents adjustments to the carrying value of MSRs due to temporary recovery in accordance with the lower of amortized cost or fair value methodology.

Effective January 1, 2010, the Company made an irrevocable election to measure and carry single family MSRs using the fair value option method. Under this method, originated and purchased single family MSRs are capitalized and carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur. MSRs resulting from the sale of multifamily loans continue to be initially measured at fair value at the date of transfer and subsequently measured at the lower of amortized cost or fair value. Upon the remeasurement of single family MSRs, a pre-tax adjustment of $6.5 million to single family MSRs was recognized and a corresponding cumulative effect adjustment of $6.5 million was recorded to increase the 2010 beginning balance in shareholders’ equity.

The fair value of single family MSRs is determined based on what a market participant would pay or charge to assume servicing. The Company determines fair value using a valuation model that calculates the net present value of estimated future cash flows. Estimates of future cash flows include contractual servicing fees, ancillary income and costs of servicing, the timing of which are impacted by assumptions, primarily prepayment speeds, regarding the underlying performance of the loans.

Multifamily MSRs are recorded based on the estimated discounted cash flows and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

At December 31, 2011, key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows:

(in thousands)
Fair value of single family MSR	$70,169
Expected weighted-average life (in years)	3.78
Constant prepayment rate (1)	22.08%
Impact on fair value of 25 adverse change	$(4,636)
Impact on fair value of 50 adverse change	$(8,404)
Discount rate	10.70%
Impact on fair value of 100 basis points increase	$(1,843)
Impact on fair value of 200 basis points increase	$(3,599)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSRs fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

Prior to November 2010, the Company utilized an independent third party valuation firm to assist with the MSR valuation process and the measurement of fair value of the MSRs. During this period, the valuation firm utilized servicing cash flow data provided by the Company and incorporated its own key assumptions to calculate the net present value of estimated future cash flows. Such key assumptions reflected those which would be used by a market participant to fair value the MSRs. The Company performed a review of the results of the valuation firm as well as the reasonableness of the key assumptions used. In addition, the Company periodically would obtain another MSR valuation from a second valuation firm to assist with the validation of the results.

Beginning in November 2010, the Company purchased its own valuation model and began to calculate the MSR fair value measurement itself. The Company continues to obtain a MSR valuation from an independent valuation firm at least quarterly to assist with the validation of the results and the reasonableness of the assumptions used during our valuation process.

The initial measurement of the fair value of the MSRs capitalized at the date of the loan sales with servicing retained is based on interest rate based matrices for similar assets derived from modeled fair value results. The initial fair value is adjusted up or down dependent on whether the underlying loan pool interest rate is at a premium, discount or par. This process is further refined now that the Company has its own valuation model and methodology.

Key economic assumptions used in measuring the initial value of capitalized single family MSRs created from loan sales with retained servicing were as follows:

(rates per annum) (1)
	2011	2010
Constant prepayment rate (2)	12.21%	11.37%
Discount rate (3)	10.35%	11.74%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.
(2)	Represents the expected lifetime average.
(3)	Discount rate is a rate based on market observations.

The changes in single family MSRs measured using the fair value method were:

	December 31,
(in thousands)	2011	2010
Beginning balance	$81,197	$78,350
Originations	28,885	23,943
Purchases	87	11
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(25,153)	(7,594)
Other changes in fair value(2)	(14,847)	(13,513)

Ending balance	$70,169	$81,197

(1)	Principally reflects changes in model assumptions or prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(2)	Represents changes due to collection/realization of expected future cash flows over time.

The changes in amortized multifamily MSRs were:

	December 31,
(in thousands)	2011	2010
Beginning balance	$6,035	$6,522
Origination	2,564	883
Amortization	(1,487)	(1,370)

Ending balance	$7,112	$6,035

At December 31, 2011, the expected weighted-average life of the Company’s multifamily MSRs was 8.42 years. Projected amortization expense for the gross carrying value of multifamily MSRs at December 31, 2011, is estimated as follows:

(in thousands)
2011	$1,308
2012	1,139
2013	1,017
2014	911
2015	799
2016 and thereafter	1,938

Carrying value of multifamily MSR	$7,112

The projected amortization expense of multifamily MSRs is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual

MSRs prepayment experience and discount rates, which were used to determine amortization expense during 2011. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in mortgage rates have on loan prepayment experience. Accordingly, any projection of MSRs amortization in future periods is limited by the conditions that existed at the time the calculations were performed and may not be indicative of actual amortization expense that will be recorded in future periods.

NOTE 13–COMMITMENTS, GUARANTEES, AND CONTINGENCIES:

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments may be for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments often expire without being drawn upon. Unfunded commitments to extend credit totaled $256.9 million ($250.2 million fixed and $6.7 million adjustable-rate commitments) at December 31, 2011, and $137.6 million ($132.6 million fixed and $5.0 million adjustable-rate commitments) at December 31, 2010.

The Company enters into contractual commitments to originate mortgage loans (e.g., interest rate lock commitments) to extend credit to borrowers with fixed expiration dates. These commitments become effective when the borrowers “lock” a specified interest rate within the time frames established by the Company. Market risk arises due to adverse changes in interest rates between the time of interest rate lock by the borrower and the sale date of the loan to an investor. The Company offsets this risk by entering into forward sale commitments.

The Company is obligated under noncancelable leases for office space. Generally, the office leases also contain five-year renewal and space options. Rental expense under noncancelable operating leases totaled $5.9 million, $6.5 million, and $5.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Minimum rental commitments for all noncancelable leases as of December 31, 2011, were as follows:

(in thousands)
2012	$5,280
2013	4,954
2014	4,524
2015	4,227
2016	4,028
2017 and thereafter	4,278

$27,291

Guarantees

In the ordinary course of business, the Company sells loans with recourse through the Fannie Mae multifamily DUS program. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of December 31, 2011, the total principal balance of loans sold with recourse under these guarantees totaled $758.9 million. The Company’s recourse reserve related to these guarantees totaled $3.6 million at December 31, 2011. There have been no actual losses incurred under this program during the years ended December 31, 2011, 2010 and 2009.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects in the origination process of the loan. The defects are categorized as documentation errors, underwriting errors and judgments, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If an origination defect is identified, the Company is required to either repurchase the loan or indemnify the investor for losses sustained if the investor has sold the property. If there are no defects found in the origination process, the Company has no obligation to repurchase the loan. As of December 31, 2011, the total principal balance of loans sold without recourse under these terms and conditions totaled $6.9 billion. The Company has reserved $0.5 million at December 31, 2011, to cover its loss exposure to loans sold without recourse. Actual net losses of $0.8 million, $0.4 million, and $0.1 million were incurred for the years ended December 31, 2011, 2010, and 2009, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other contingent matters outstanding for which a loss may materialize. For these matters the Company establishes a liability for contingent losses, based on its determination of a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. For matters determined to be reasonably possible but not probable, there may be a range of possible losses in excess of the established liability that cannot be estimated. At December 31, 2011, we have reviewed our legal matters and the Company does not have any amounts reserved for legal claims and there are no matters that are considered to be probable or reasonably possible of resulting in a loss. Legal costs are expensed as incurred on an accrual basis of accounting.

NOTE 14–INCOME TAXES:

Income tax (benefit) expense consisted of following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current benefit	$(198)	$(6,468)	$(41,048)
Deferred (benefit) expense	(16)	7,165	(5,907)

Total income tax (benefit) expense	$(214)	$697	$(46,955)

Income tax (benefit) expense differed from amounts computed at the federal income tax statutory rate as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Taxes at statutory rate	$5,567	$(11,743)	$(55,031)
Tax-exempt interest	(235)	(226)	(386)
Mortgage reinsurance income	(251)	—	(72)
State income taxes net of federal tax benefit	68	(139)	(920)
Valuation allowance	(5,475)	12,424	9,421
Other, net	112	381	33

Total income tax (benefit) expense	$(214)	$697	$(46,955)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following:

(in thousands)	December 31,
	2011	2010
Deferred tax assets:
Provision for loan losses	$16,139	$24,947
Unrealized loss on investment securities available for sale	—	2,578
Accrued liabilities	425	585
Other Investments	378	276
Premises and equipment	328	674
Other real estate owned	8,565	12,270
State net operating loss carryforward	1,224	1,363
Federal net operating loss carryforward	11,160	11,855
Other, net	1,312	1,231

	39,531	55,779
Valuation allowance	(14,973)	(24,472)

	24,558	31,307
Deferred tax liabilities:
Deferred loan fees and costs	(1,625)	(1,662)
Mortgage servicing rights	(18,308)	(26,366)
Unrealized gain on investment securities available for sale	(1,446)	—
FHLB dividends	(4,501)	(4,528)
Other, net	(437)	(526)

	(26,317)	(33,082)

Net deferred tax liability	$(1,759)	$(1,775)

Net deferred taxes are included in the accounts payable and accrued expenses line item within the Consolidated Statements of Financial Condition.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2011. Such objective evidence limits the ability to consider other subjective evidence. Based on this evaluation, a valuation allowance has been recorded in 2011 and 2010 in order to reduce the deferred tax assets to an amount that will more likely than not be realized. As of December 31, 2011 the valuation allowance was $15.0 million, a decrease of $9.5 million from 2010. As of December 31, 2010 the valuation allowance was $24.5 million, an increase of $14.4 million from 2009.

At December 31, 2011, the Company has a federal net operating loss carryforward of $31.9 million which expires between 2030 and 2031 with a tax-effected value of $11.2 million. At December 31, 2011, the Company has an alternative minimum tax credit carryforward of $1.1 million, which has no expiration date.

Retained earnings at December 31, 2011 and 2010, include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax basis bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank, the Company will incur a federal tax liability at the then prevailing corporate tax rate, estimated as $4.4 million at December 31, 2011.

There were no unrecognized tax benefits at December 31, 2011 and December 31, 2010. The Company does not anticipate a significant increase with respect to its unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the US and various states. The Company’s tax years for 2008 onwards are subject to examination by the tax authorities. See Note 22, Subsequent Events for further discussion of tax implications related to the capital raising efforts.

NOTE 15–401(k) SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN:

The Company maintains a 401(k) Savings and Employee Stock Ownership Plan (the “Plan”) for the benefit of its employees. Effective January 1, 2011, the employee stock ownership plan portion of the Plan was separated as a separate plan named the HomeStreet, Inc. Employee Stock Ownership Plan and Trust (the “ESOP”). Net assets of approximately $6.7 million were transferred from the Plan to the ESOP. The Plan was renamed the HomeStreet, Inc. 401(k) Savings Plan. The ESOP and 401(k) Savings Plan covers substantially all employees of the Company after completion of the required length of service and provides for payment of retirement benefits to employees pursuant to the provisions of the Plans.

The Company’s contribution to the ESOP is based on the attainment of company-wide goals set annually by management and the Board of Directors for overall Company financial performance. The contribution to the ESOP is credited to the account of each individual participant in the ESOP based on the relevant percent of each participant’s eligible compensation, and dividends are automatically reinvested.

Employees who are considered “highly compensated” by the Internal Revenue Service may contribute up to 16 percent of eligible compensation and employees who are considered “non-highly compensated” may contribute up to 65 percent of eligible compensation through the 401(k) Savings Plan, subject to certain limitations under the IRC. The Company employer-matching contribution to the 401(k) Savings Plan is 50 percent of the first 6 percent of an employee’s eligible compensation that is contributed by the employee. The Company suspended the employer-matching contribution effective in August of 2009 and resumed contributions in July of 2010.

Salaries and related costs for the years ended December 31, 2011, 2010, and 2009, included employer contributions of $0.7 million, $0.2 million, and $0.1 million, respectively.

NOTE 16–SHARE-BASED COMPENSATION PLANS:

The Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009, included $15,000, $16,000, and $0 of compensation costs, respectively for share-based compensation awards.

2010 Equity Incentive Plan

In January 2010, the shareholders approved the 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2010 EIP include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Bonus Awards and Incentive Bonus Awards, or combination of the foregoing. The maximum number of shares of HomeStreet, Inc. common stock available for grant under the 2010 EIP is 270,175 as of December 31, 2011.

Under the 2010 EIP, the exercise price of the option may not be less than the fair market value of a share of common stock at the grant date. The options generally vest on a graded schedule from one to five years, depending on the terms of the grant, and generally expire ten years from the grant date.

During the latter part of 2010, nonqualified options were granted outside, but under substantially the same terms, of the 2010 EIP. This issuance was assessed against the maximum number of shares available for grant under the 2010 EIP. This issuance was approved by the Board of Directors and appropriate regulatory agencies and was issued to key senior management personnel.

A summary of changes in nonqualified stock options granted, but not vested, for the year ended December 31, 2011, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (2) (in thousands)
Options outstanding at December 31, 2010
Granted	223,200	1.47	4.8	—
Cancelled or forfeited	—	—	—
Exercised	—	—	—

Options outstanding at December 31, 2011	223,200	1.47	3.8	—

Options that are exercisable and expected to be exercisable (1)	218,736	1.47	3.8	—
Options exercisable	111,600	1.47	3.8	—

(1)	Adjusted for estimated forfeitures.
(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

No options have been exercised under this plan during 2011, and as such there is no related intrinsic value, cash received, or income tax benefits to exercised options. As of December 31, 2011, there was $26,331 of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted average requisite service period of 1.8 years.

As observable market prices are generally not available for estimating the fair value of stock options, particularly as the Company is not actively traded in a public market, an option-pricing model is utilized to estimate fair value. The fair value of the options granted under the Company’s 2010 EIP was estimated as of the grant date using a Black-Scholes model, which used the assumptions noted in the following table:

Expected term of the option	5 years
Expected stock price volatility	37.53
Annual risk-free interest rate	2.267
Expected annual dividend yield	0.00%

The Company had a stock price valuation performed by a third-party valuation expert. They based their estimate on the financial condition and operations of the Company as well as general economic conditions and market activity of other similar entities.

The expected term of five years is an estimate based on an expectation that the holders of the stock options, once vested, will exercise them – ultimately reflecting the settlement of all vested options. As the Company does not have historical exercise behavior to reference for these types of options, the Company leveraged the “simplified” method for estimating the expected term of these “plain-vanilla” stock options, as permitted by current accounting standards.

When estimating expected volatility and the annual risk-free interest rate, the Company considered historical data of other similar entities that are publicly traded over a period commensurate with the life of the options. A single median was derived for each input from this population of banks.

NOTE 17–FAIR VALUE MEASUREMENT:

The term “fair value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

Fair Value Hierarchy

The fair value hierarchy prioritizes the inputs used to measure fair value by assigning the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company groups its financial assets and liabilities within levels determined by the markets in which the assets and liabilities are traded. The levels are defined as follows:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions occur with sufficient frequency and volume to provide information on an ongoing basis.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations where inputs are observable or when value drivers are observable.

•

Level 3 – Valuation is modeled using inputs that are both significant to the measurement and unobservable in the market. These inputs reflect the Company’s assumptions of what market participants would use in pricing the asset or liability.

Estimation of Fair Value

Fair value is based on quoted prices in an active market when available. In certain cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate its fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where readily available. The Company believes these inputs are comparable to those that would be used by other market participants. As an estimate, the fair value cannot be determined with precision and may not be realized in an actual sale or transfer of the asset or liability in a current market exchange.

Asset and Liability Measurements

Cash and Cash Equivalents

For cash and cash equivalents, the carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values of securities available for sale are generally based on observable market prices of identical or similar securities. If market prices are not readily available, fair value is estimated using a discounted cash flow model, which considers expected prepayment factors and the degree of related credit risk and market liquidity. Fair value measurements for investment securities are obtained from an independent third party pricing service. These fair values are reported in the financial statements after evaluating their reasonableness through an internal review process. This process includes comparing these values to other observable market data and fair value estimates from other third party sources. These valuation assumptions and inputs are classified as Level 2.

Loans Held for Sale

The Company elected to carry single family loans originated for sale at fair value, in accordance with fair value option guidance, and are recorded at fair value on a recurring basis. The fair value of these loans held for sale is based on quoted market prices, where available, or dealer quotes for portfolios with similar characteristics. In addition, values for forward sale commitments provide observable data/inputs related to the fair value of loans held for sale. These valuation inputs are classified as Level 2.

Multifamily loans held for sale are initially recorded at fair value and subsequently carried at the lower of amortized cost or fair value. The sale price for these loans is set at the time the loan commitment is made, and as such subsequent changes in market conditions have a very limited affect, if any, on the value of these loans carried on the balance sheet, which are typically sold within 30 days of origination.

Loans Held for Investment

For the carrying value of loans see Note 1, Summary of Significant Accounting Policies of this report. The Company does not record loans held for investment at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for financial instruments in accordance with accounting guidance on financial instruments and may not necessarily represent an exit price. However, from time to time, nonrecurring fair value adjustments to loans are recorded to reflect (1) partial write-downs that are based on observable market prices or current appraised value of collateral, or (2) the full charge-off of the loan carrying value.

The fair value of loans held for investment was determined by discounting contractual cash flows using current lending rates for new loans with similar maturities. Prepayment assumptions were also included for single family residential loans. For variable rate loans which reprice based on the prime rate, the estimated fair values are based on the recorded book values. The resulting value for all loan types is reduced by the allowance for loan losses. As the allowance for loan losses is based on an incurred-loss model, it does not consider future loss projections and as such this factor does not incorporate the exit-price concept of fair value.

The fair value of impaired loans is measured on a nonrecurring basis and in accordance with ASC 310-40. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to contractual terms of the loan agreement. Impaired loans are measured based on management’s estimate of the fair value of the collateral based on observable market data for similar assets and considering current and anticipated future market conditions or estimated present value of total expected cash flows, if not collateral dependent. These valuation inputs are considered to be Level 3 inputs.

Mortgage Servicing Rights

Single family MSRs are recorded at fair value on a recurring basis. Multifamily MSRs are recorded at the lower of amortized cost or fair value. Single family MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of MSRs is determined using a valuation model that calculates the present value of estimated future net servicing cash flows. Significant assumptions used in the valuation of single family MSRs include market interest rates, projected prepayment speeds, discount rates, costs of servicing, other income, and credit losses. Additionally, the Company obtains third-party appraisals of the estimated fair value of single family MSRs at least quarterly. The Company uses this information along with the valuation methodology to estimate the fair value of single family MSRs. Single family MSRs’ fair value use significant unobservable inputs and, as such, are classified as Level 3 inputs.

Multifamily MSRs are recorded on a nonrecurring basis and are based on the estimated discounted cash flows and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

Significant assumptions used in the valuation of multifamily MSRs include market interest rates, projected prepayment speeds, discount rates, costs of servicing, other income, and credit losses. Multifamily MSRs benefit from “prepayment penalties” that restore lost servicing fee income resulting from loan prepayments. As such, fair value approximates amortized cost for Multifamily MSRs assets. Multifamily MSRs’ fair value use significant unobservable inputs and, as such, are classified as Level 3 inputs.

Derivatives

Derivatives are recorded at fair value on a recurring basis. The fair value of derivatives is estimated using internally developed modeling techniques, as the derivatives held on the balance sheet are traded in over-the-counter markets where quoted market prices are not readily available. These models require the use of multiple observable market inputs including projections of forward interest rates and interest rate volatilities. Significant market inputs are observable and can be validated through external sources, including brokers and market transactions. Types of derivative contracts held by the Company include forward-sale commitments, futures, interest rate swaps, and interest rate lock commitments written for residential mortgage loans that the Company intends to sell. These derivative instruments are classified as Level 2.

Other Real Estate Owned (“OREO”)

OREO are foreclosed assets and are adjusted to fair value, less cost to sell, upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value less the cost to sell. Fair value recorded on a nonrecurring basis is generally based on independent market prices or appraised values of the collateral and, accordingly, OREO is classified as Level 3.

Federal Home Loan Bank Stock

FHLB stock is carried at par value, its historical cost. Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.

Deposits

Deposit liabilities are carried at historical cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for financial instruments in accordance with accounting guidance on financial instruments. The fair value of demand deposits is estimated as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

FHLB advances are carried at historical cost. As such, valuation techniques discussed herein for FHLB advances are primarily for estimating fair value for financial instruments in accordance with accounting guidance on financial instruments. Rates currently available to the Bank for advances with similar terms and remaining maturities are used to estimate the fair value of existing advances.

Long-Term Debt

Long-term debt is carried at historical cost. As such, valuation techniques discussed herein for long-term debts are primarily for estimating fair value for financial instruments in accordance with accounting guidance on financial instruments. The estimated fair value for long-term debt was determined by discounting contractual cash flows using current lending rates for similar long-term debt instruments with similar maturities.

The following presents the hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Commercial mortgage-backed	$14,483	$—	$14,483	$—
Municipal bonds	49,584	—	49,584	—
Collateralized mortgage obligations:
Residential	223,390	—	223,390	—
Commercial	10,070	—	10,070	—
US Treasury	31,520	—	31,520	—
Single family mortgage servicing rights	70,169	—	—	70,169
Single family loans held for sale	130,546	—	130,546	—
Derivatives
Forward sale commitments	1,206	—	1,206	—
Option contracts	1	—	1	—
Interest rate locks on loans	6,836	—	6,836	—
Interest rate swaps	5,719	—	5,719	—

Total	$543,524	$—	$473,355	$70,169

Liabilities:
Derivatives
Forward sale commitments	$2,223	$—	$2,223	$—
Interest rate swaps	8,777	—	8,777	—

Total	$11,000	$—	$11,000	$—

(in thousands)	Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Residential mortgage-backed	$4,697	$—	$4,697	$—
Municipal bonds	6,549	—	6,549	—
Residential collateralized mortgage obligations	221,921	—	221,921	—
US Treasury	80,346	—	80,346	—
Single family mortgage servicing rights	81,197	—	—	81,197
Single family loans held for sale	198,784	—	198,784	—
Derivatives
Forward sale commitments	2,263	—	2,263	—
Interest rate locks on loans	2,302	—	2,302	—

Total	$598,059	$—	$516,862	$81,197

Liabilities:
Derivatives
Interest rate swaps	$22,221	$—	$22,221	$—

Total	$22,221	$—	$22,221	$—

There were no transfers between level classifications during 2011.

The following presents additional information about Level 3 assets measured at fair value on a recurring basis:

	Single Family Mortgage Servicing Rights
	Year ended December 31,
(in thousands)	2011	2010
Beginning Balance	$81,197	$78,350
Losses included in mortgage servicing income	(40,000)	(21,107)
Issuances	28,885	23,943
Purchases	87	11

Ending Balance	$70,169	$81,197

	Interest Rate Swaps
	Year ended December 31,
(in thousands)	2011	2010
Beginning Balance	$—	$339
Losses included in other income	—	(339)

Ending Balance	$—	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or recognition of impairment of assets.

The following presents the hierarchy level for the Company’s assets measured at fair value on a nonrecurring basis:

(in thousands)	Fair Value at December 31, 2011	Level 1	Level 2	Level 3	Year ended December 31, 2011 Total Losses
Impaired loans	$177,365	—	—	$177,365	$(32,386)
Other real estate owned	38,572	—	—	38,572	(27,079)
Multifamily mortgage servicing rights	7,112	—	—	7,112	—
Multifamily loans held for sale	19,863	—	—	19,863	—

Total	$242,912	$—	$—	$242,912	$(59,465)

At December 31, 2011 and 2010, the carrying values and estimated fair values of the Company’s other financial instruments are as follows:

	December 31, 2011
(in thousands)	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$263,302	$263,302
Loans held for investment	1,300,873	1,349,680
Federal Home Loan Bank stock	37,027	37,027

Financial liabilities:
Deposits	2,009,755	2,012,708
Federal Home Loan Bank advances	57,919	63,243
Long-term debt	61,857	60,591

	December 31, 2010

(in thousands)	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$72,639	$72,639
Loans held for investment	1,538,521	1,539,821
Federal Home Loan Bank stock	37,027	37,027

Financial liabilities:
Deposits	2,129,742	2,155,075
Federal Home Loan Bank advances	165,869	172,152
Long-term debt	66,857	67,164

NOTE 18–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the years ended December 31:

(in thousands, except share data)	2011	2010	2009
Net income (loss)	$16,119	$(34,247)	$(110,276)

Weighted average shares:
Basic weighted average common shares outstanding	2,701,749	2,701,749	2,701,749
Dilutive effect of outstanding common stock equivalents (1)	172,422	—	—

Diluted weighted average number of common stock outstanding	2,874,171	2,701,749	2,701,749

Earnings per share:
Basic earnings (loss) per share	$5.97	$(12.68)	$(40.82)

Diluted earnings (loss) per share	$5.61	$(12.68)	$(40.82)

(1)	Reflects incremental dilutive shares from common stock equivalents, such as stock options. Due to a net loss for 2010, no dilutive potential common shares were included in the calculation of diluted EPS because they were anti-dilutive. There were no outstanding common stock equivalents during 2009.

NOTE 19–OPERATING SEGMENTS:

The Company has identified four business lines for the purposes of management reporting: Community Banking; Single Family Lending; Income Property Lending; Residential Construction Lending; as well as an All Other category. The results for these lines of business are based on a management accounting process that assigns income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. Our approach has focused, in the years presented, on managing revenues and expenses by segment and in total. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. The Company defines its operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers, and assignments may change.

Community Banking provides diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans.

Single Family Lending originates and sells into the secondary market residential mortgage loans both directly and through our relationship with Windermere Mortgage Services. We generally retain the right to service residential mortgage loans sold into the secondary market. This segment also originates and services loans for our portfolio on a selective basis, including home equity loans and lines of credit.

Income Property Lending originates commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae and we generally retain the right to service them. Our income property lending segment also originates commercial construction and land loans, bridge loans and permanent loans for our portfolio and for sale to other investors such as insurance companies.

Residential Construction Lending originates and services residential construction loans for our own portfolio, focusing on single family home construction that is short duration in nature. Generally we will not lend on land development projects or raw land.

The All Other category includes: (1) asset/liability management which includes interest rate risk, liquidity management and capital. Asset/liability management responsibilities involve managing the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters impacting the Company’s balance sheet and off-balance sheet risk. Such activities include determining the optimal production composition and concentration of loans in the loan portfolio, the appropriate mix of funding sources at any given point in time, and the allocation of capital resources to the business segments; (2) general corporate overhead costs associated with the Company’s facilities, legal, accounting and finance functions, human resources, and technology services; and (3) the residual impact of our cost allocation processes.

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•

a funds transfer pricing system, which allocates interest income credits and funding charges between the operating segments and the Treasury division within the All Other category, with that division assigning a segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	income taxes for the Company on a consolidated basis are allocated based on the effective tax rate applied to the segment’s pretax income or loss

Financial highlights by operating segment were as follows:

	Year Ended December 31, 2011
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
Condensed income statement:

Net interest income (expense) (1)	$30,955	$20,607	$8,656	$578	$(12,456)	$48,340
Provision for loan losses	(193)	(1,902)	(431)	(774)	—	(3,300)
Noninterest income	4,346	84,917	5,832	99	2,928	98,122
Noninterest expense	(23,531)	(40,360)	(3,871)	(27,248)	(32,247)	(127,257)
Inter-segment revenue (expense)	(8,557)	(14,752)	(3,173)	(3,242)	29,724	—

Income (loss) before income taxes	3,020	48,510	7,013	(30,587)	(12,051)	15,905
Income tax (benefit) expense	(41)	(653)	(94)	412	162	(214)

Net income (loss)	$3,061	$49,163	$7,107	$(30,999)	$(12,213)	$16,119

	Year Ended December 31, 2010
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
Condensed income statement:

Net interest income (expense) (1)	$32,316	$22,004	$6,114	$(2,386)	$(19,014)	$39,034
Provision for loan losses	(3,434)	(11,793)	(810)	(21,263)	—	(37,300)
Noninterest income	4,631	83,436	2,952	8	5,904	96,931
Noninterest expense	(22,479)	(40,941)	(4,894)	(32,371)	(31,530)	(132,215)
Inter-segment revenue (expense)	(7,820)	(11,877)	(2,487)	(2,163)	24,347	—

Income (loss) before income taxes	3,214	40,829	875	(58,175)	(20,293)	(33,550)
Income tax (benefit) expense	(67)	(848)	(18)	1,209	421	697

Net income (loss)	$3,281	$41,677	$893	$(59,384)	$(20,714)	$(34,247)

	Year Ended December 31, 2009
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
Condensed income statement:

Net interest income (expense) (1)	$24,557	$22,365	$2,776	$(6,279)	$(11,917)	$31,502
Provision for loan losses	(4,685)	(8,887)	(34,275)	(105,668)	—	(153,515)
Noninterest income	4,147	50,739	3,339	12	993	59,230
Noninterest expense	(23,487)	(19,463)	(4,338)	(18,396)	(28,764)	(94,448)
Inter-segment revenue (expense)	(7,651)	(11,620)	(2,434)	(2,116)	23,821	—

Income (loss) before income taxes	(7,119)	33,134	(34,932)	(132,447)	(15,867)	(157,231)
Income tax expense (benefit)	(2,126)	9,895	(10,432)	(39,554)	(4,738)	(46,955)

Net income (loss)	$(4,993)	$23,239	$(24,500)	$(92,893)	$(11,129)	$(110,276)

(1)	Net interest income is the difference between interest earned on assets and cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment or category.

NOTE 20–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. as of and for the years ended December 31 is as follows:

Condensed Statements of Financial Condition
(in thousands)	2011	2010
Assets
Cash and cash equivalents	$321	$2,814
Other assets	5,111	9,098
Investment in stock of subsidiaries	153,869	133,586

	$159,301	$145,498

Liabilities:
Other liabilities	11,037	19,852
Long-term debt	61,857	66,857

	72,894	86,709
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	31	16
Retained earnings	81,746	65,627
Accumulated other comprehensive income (loss)	4,119	(7,365)

	86,407	58,789

	$159,301	$145,498

Condensed Statements of Operations
(in thousands)	2011	2010	2009
Net interest expense	$(2,026)	$(3,812)	$(4,215)
Noninterest income	13,665	1,236	884

Income (loss) before income tax benefit and equity in income of subsidiaries	11,639	(2,576)	(3,331)
Dividend from Home Street Capital to Parent	(10,700)	—	—
Income (loss) from subsidiaries	19,508	(28,574)	(107,674)

	20,447	(31,150)	(111,005)
Noninterest expense	4,328	3,559	2,055

Income (loss) before income tax benefit	16,119	(34,709)	(113,060)
Income tax benefit	—	(462)	(2,784)

Net income (loss)	$16,119	$(34,247)	$(110,276)

NOTE 21–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental consolidated financial information for each three month period in 2011 and 2010 are as follows:

	Quarter ended				Quarter ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2011	2011	2011	2011	2010	2010	2010	2010

Interest income	19,428	19,132	19,868	20,610	23,437	21,980	23,813	24,373
Interest expense	6,562	7,162	7,954	9,020	9,951	11,692	15,668	17,258

Net interest income	12,866	11,970	11,914	11,590	13,486	10,288	8,145	7,115
Provision for credit losses	—	1,000	2,300	—	8,200	12,000	10,100	7,000

Net interest income (loss) after provision for credit losses	12,866	10,970	9,614	11,590	5,286	(1,712)	(1,955)	115

Noninterest income	27,473	37,268	18,916	14,465	28,115	27,710	25,372	15,734
Noninterest expense	33,915	32,618	27,263	33,461	46,499	31,992	32,784	20,940

Income (loss) before income tax expense	6,424	15,620	1,267	(7,406)	(13,098)	(5,994)	(9,367)	(5,091)
Income tax (benefit) expense	(602)	362	(17)	43	1,297	(633)	33	—

NET INCOME (LOSS)	$7,026	$15,258	$1,284	$(7,449)	$(14,395)	$(5,361)	$(9,400)	$(5,091)

Basic earnings (loss) per share	$2.60	$5.65	$0.48	$(2.76)	$(5.33)	$(1.98)	$(3.49)	$(1.88)
Diluted earnings (loss) per share	$2.42	$5.47	$0.48	$(2.76)	$(5.33)	$(1.98)	$(3.49)	$(1.88)

NOTE 22–SUBSEQUENT EVENTS:

On February 15, 2012, the Company completed its initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share, yielding gross proceeds of $96.0 million. After the underwriter’s discounts and commissions, net proceeds to HomeStreet were $88.7 million, of which $55.0 million was contributed to the Bank on February 24, 2012, leaving approximately $33.7 million of net proceeds at the Company to be used for general corporate purposes. The initial public offering triggered the commencement of vesting for certain stock options previously issued, described in Note 16, Share-Based Compensation Plans, along with the issuance of stock options and restricted share awards to certain employees and continuing non-employee directors.

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, as of March 26, 2012, the FDIC and DFI terminated the Bank Order and we entered into the Supervisory Agreement as described in Note 2, Significant Risks and Uncertainties. With respect to the Company Order, based on guidance from the Federal Reserve, we believe that we may need to make additional improvements in the financial condition of the Company, including further reductions in our classified assets, to qualify for the lifting of that Order.

As a consequence of our initial public offering, we believe the Company has experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use realized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. The rules adopted by the Internal Revenue Service under Section 382 are complex, and the actual amount of such limitation will vary depending on a variety of factors which we have not yet fully analyzed. We do, however, anticipate the change of control will result in the net loss of deferred tax benefits of approximately $2.0 million.

Effective March 6, 2012, the Company’s Board of Directors approved a two-for one forward stock split. Shareholders of record as of that date received one additional share of common stock for each share then owned. All prior share and per share amounts have been restated to reflect the forward stock split.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during any quarter in the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 09B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders (the “2012 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://ir.homestreet.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our corporate website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the three years ended December 31, 2011

Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2011

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2011

Consolidated Statements of Cash Flows for the three years ended December 31, 2011

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules

II—Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(iii)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.2 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.3 (3)	Second Amended and Restated Bylaws of HomeStreet, Inc.

3.4 (4)	Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.5 (6)	First Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (5)	Form of Common Stock Certificate

4.2	Reference is made to Exhibit 3.1

4.3	Instruments with respect to long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1 (1)	HomeStreet, Inc. 2002 Long Term Incentive Plan

10.2 (1)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.3 (1)	HomeStreet, Inc. 401(k) Savings Plan, restated as of January 1, 2011, and amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of February 24, 2011

10.4 (1)	Employee Stock Ownership Plan and Trust, restated as of January 1, 2011

10.5 (1)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.6 (1)	HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.7 (2)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.8 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason (pre-offering)

10.9 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason (post-offering)

10.10 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and David Hooston (pre-offering)

10.11 (7)	Separation and Release Agreement between HomeStreet, Inc. and David E. Hooston dated March 14, 2012

10.12 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans (pre-offering)

10.13 (3)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans (post-offering)

10.14 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Jay Iseman (pre-offering)

10.15 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Jay Iseman (post-offering)

10.16 (1)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.17 (1)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.18 (1)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.19 (1)	Stipulation and Consent to Issuance of Order to Cease and Desist, effective May 18, 2009 by HomeStreet, Inc., accepted by Office of Thrift Supervision

10.20 (1)	Order to Cease and Desist to HomeStreet, Inc., effective May 18, 2009, issued by Office of Thrift Supervision

10.21 (2) †	Office Lease, dated March 5, 1992, between Continental, Inc. and One Union Square Venture, as amended by Supplemental Lease Agreement dated August 25, 1992, Second Amendment to Lease dated May 6, 1998, Third Amendment to Lease dated June 17, 1998, Fourth Amendment to Lease dated February 15, 2000, Fifth Amendment to Lease dated July 30, 2001, Sixth Amendment to Lease dated March 5, 2002, Seventh Amendment to Lease dated May 19, 2004, Eighth Amendment to Lease dated August 31, 2004, Ninth Amendment to Lease dated April 19, 2006, Tenth Amendment to Lease dated July 20, 2006, Eleventh Amendment to Lease dated December 27, 2006, Twelfth Amendment to Lease dated October 1, 2007, and Thirteenth Amendment to Lease dated January 26, 2010

10.22 (1)	Advances, Security and Deposit Agreement, dated as of June 20, 2004, between HomeStreet Bank and the Federal Home Loan Bank of Seattle

10.23 (2)	Letter Agreement, dated January 5, 2007, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.24 (1)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.25 (2) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.26 (1)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.27 (2) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.28 (3)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.29 (1)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.30 (3)	HomeStreet, Inc., 2011 Management/Support Performance Based Annual Incentive Plan

10.31 (2)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.32 (3)	HomeStreet, Inc. 2011 Director Equity Incentive Plan

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on March 14, 2012.

†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 29, 2012.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and David E. Hooston, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment of post-effective amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Ederer David A. Ederer, Chairman	Chairman of the Board and Director	March 29, 2012

/s/ Mark K. Mason Mark K. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012

/s/ David E. Hooston David E. Hooston	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2012

/s/ Scott M. Boggs Scott M. Boggs	Director	March 29, 2012

/s/ Brian P. Dempsey Brian P. Dempsey	Director	March 29, 2012

/s/ Victor H. Indiek Victor H. Indiek	Director	March 29, 2012

/s/ Thomas E. King Thomas E. King	Director	March 29, 2012

Signature	Title	Date

/s/ George Kirk George Kirk	Director	March 29, 2012

/s/ Michael J. Malone Michael J. Malone	Director	March 29, 2012

/s/ Gerhardt Morrison Gerhardt Morrison	Director	March 29, 2012

/s/ Doug Smith Doug Smith	Director	March 29, 2012

/s/ Bruce W. Williams Bruce W. Williams	Director	March 29, 2012