Form 10-Q
period 2012-03-31
HomeStreet, Inc.
filed 2012-05-14
CIK 1518715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

Commission file number: 001-35424

HOMESTREET, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0186600
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

601 Union Street, Suite 2200

Seattle, Washington 98101

(Address of principal executive offices)

(Zip Code)

(206) 623-3050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 30, 2012 there were 7,162,607 shares of no par value Common Stock outstanding.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

HOMESTREET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except share data)	March 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents (including interest-bearing instruments of $73,492 and $246,113)	$92,953	$263,302
Investment securities available for sale	446,198	329,047
Loans held for sale (includes $286,692 and $130,546 carried at fair value)	290,954	150,409
Loans held for investment (net of allowance for loan losses of $35,204 and $42,689)	1,295,471	1,300,873
Mortgage servicing rights (includes $79,381 and $70,169 carried at fair value)	86,801	77,281
Accounts receivable and other assets	72,520	55,165
Accrued interest receivable	6,899	6,712
Other real estate owned	31,640	38,572
Federal Home Loan Bank stock, at cost	37,027	37,027
Premises and equipment, net	7,034	6,569

	$2,367,497	$2,264,957

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,000,633	$2,009,755
Federal Home Loan Bank advances	57,919	57,919
Accounts payable and accrued expenses	55,858	49,019
Long-term debt	61,857	61,857

	2,176,267	2,178,550

Shareholders’ equity:
Preferred stock, no par value Authorized 10,000 shares Issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value Authorized 80,000,000 Issued and outstanding, 7,162,607 shares and 2,701,749 shares	511	511
Additional paid-in capital	86,755	31
Retained earnings	100,796	81,746
Accumulated other comprehensive income	3,168	4,119

	191,230	86,407

	$2,367,497	$2,264,957

See accompanying notes to consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2012	2011

Interest income:
Loans	$16,553	$18,668
Investment securities available for sale	2,238	1,858
Other	137	84

	18,928	20,610

Interest expense:
Deposits	4,879	7,041
Federal Home Loan Bank advances	675	1,308
Long-term debt	465	671
Other	4	—

	6,023	9,020

Net interest income	12,905	11,590
Provision for credit losses	—	—

Net interest income after provision for credit losses	12,905	11,590

Noninterest income:
Net gain on mortgage loan origination and sale activities	28,900	4,944
Mortgage servicing income	7,873	5,848
Income (loss) from Windermere Mortgage Services, Inc.	1,166	(25)
Gain on debt extinguishment	—	2,000
Depositor and other retail banking fees	735	740
Insurance commissions	182	363
Gain on sale of investment securities available for sale	41	—
Other	604	595

	39,501	14,465

Noninterest expense:
Salaries and related costs	21,351	12,139
General and administrative	5,663	3,601
Legal	435	904
Consulting	355	166
Federal Deposit Insurance Corporation assessments	1,240	1,749
Occupancy	1,790	1,668
Information services	1,723	1,480
Other real estate owned expense	2,520	11,754

	35,077	33,461

Income (loss) before income tax expense	17,329	(7,406)

Income tax (benefit) expense	(1,721)	43

NET INCOME (LOSS)	$19,050	$(7,449)

Basic income per share	$3.70	$(2.76)
Diluted income per share	$3.55	$(2.76)
Basic weighted average number of shares outstanding	5,146,283	2,701,749
Diluted weighted average number of shares outstanding	5,360,165	2,701,749

See accompanying notes to consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Net income (loss)	$19,050	$(7,449)

Other comprehensive loss, net of tax:
Unrealized loss on securities:

Unrealized holding loss arising during the period (net of tax expense of $0 for the three months ended March 31, 2012 and 2011)	(910)	(130)
Reclassification adjustment for net gain included in net income (net of tax expense of $0 for the three months ended March 31, 2012 and 2011)	(41)	—

Other comprehensive loss	(951)	(130)

Comprehensive income (loss)	$18,099	$(7,579)

See accompanying notes to consolidated financial statements (unaudited).

HOMESTREET, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2010	2,701,749	$511	$—	$99,874	$(1,989)	$98,396

Net loss	—	—	—	(34,247)	—	(34,247)

Share-based compensation expense	—	—	16	—	—	16

Other comprehensive loss	—	—	—	—	(5,376)	(5,376)

Balance, December 31, 2010	2,701,749	$511	$16	$65,627	$(7,365)	$58,789

Net income	—	—	—	16,119	—	16,119

Share-based compensation expense	—	—	15	—	—	15

Other comprehensive income	—	—	—	—	11,484	11,484

Balance, December 31, 2011	2,701,749	$511	$31	$81,746	$4,119	$86,407

Net income	—	—	—	19,050	—	19,050

Share-based compensation expense	—	—	334	—	—	334

Initial public offering and other	4,460,858	—	86,390	—	—	86,390

Other comprehensive loss	—	—	—	—	(951)	(951)

Balance, March 31, 2012	7,162,607	$511	$86,755	$100,796	$3,168	$191,230

See accompanying notes to consolidated financial statements (unaudited)

HOMESTREET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,050	$(7,449)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of deferred fees and discounts on loans held for investment, net of additions	(172)	(146)
Amortization of premiums on investment securities	1,192	626
Amortization of intangibles	27	33
Amortization of mortgage servicing rights	491	321
Provision for losses on other real estate owned	2,754	10,559
Depreciation and amortization on premises and equipment	529	464
Originations of loans held for sale	(698,851)	(300,720)
Proceeds from sale of loans held for sale	561,196	432,314
Fair value adjustment of loans held for sale	(2,890)	(1,795)
Fair value adjustment of foreclosed loans transferred to other real estate owned	(490)	—
Addition of originated mortgage servicing rights	(7,522)	(7,358)
Change in fair value of mortgage servicing rights	(2,441)	(1,679)
Gain on sale of investment securities	(41)	—
Gain on sale of other real estate owned	(100)	(236)
Gain on debt extinguisment	—	(2,000)
Net deferred income tax benefit	(3,972)	—
Change in share-based compensation	334	4
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(17,859)	1,347
(Increase) decrease in accrued interest receivable	(187)	208
Increase in income taxes payable	942	—
Decrease in income taxes receivable	1,309	42
Increase (decrease) in accounts payable and other liabilities	3,891	(18,110)

Net cash (used in) provided by operating activities	(142,810)	106,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(158,143)	(2,001)
Proceeds from sale of investment securities	34,047	6,799
Principal repayments and maturities of investment securities	4,843	3,559
Proceeds from sale of other real estate owned	8,978	67,325
Mortgage servicing rights purchased from others	(48)	(4)
Capital expenditures related to other real estate owned	(52)	(246)
Origination of loans held for investment and principal repayments, net	5,208	34,155
Net property and equipment purchased	(994)	(631)

Net cash (used in) provided by investing activities	(106,161)	108,956

See accompanying notes to consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(9,122)	$(62,900)
Proceeds from Federal Home Loan Bank advances	—	35,000
Repayment of Federal Home Loan Bank advances	—	(86,325)
Repayment of long-term debt	—	(3,000)
Proceeds from stock issuance, net	87,744	—

Net cash provided by (used in) financing activities	78,622	(117,225)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(170,349)	98,156

CASH AND CASH EQUIVALENTS:
Beginning of year	263,302	72,639

End of period	$92,953	$170,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for -
Interest	$6,024	$9,084
Federal and state income taxes	$—	$4

Noncash investing activities -
Loans held for investment foreclosed and transferred to other real estate owned	$3,458	$5,735
GNMA loans recognized with the right to repurchase, net	$3,092	$4,353

See accompanying notes to consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company that serves consumers and businesses in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities and retail and business banking operations. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, Union Street Holdings LLC and Lacey Gateway LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period and related disclosures. Although these estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Actual results could differ from those estimates. Certain amounts in the financial statements from prior years have been reclassified to conform to the current financial statement presentation.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“2011 Annual Report on Form 10-K”).

Accounting Developments in 2012

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, amends requirements for measuring fair value and for disclosing information about fair value. The Company adopted the amendments in this ASU effective January 1, 2012, which did not have a material effect on our consolidated financial statements.

NOTE 2–SIGNIFICANT RISKS AND UNCERTAINTIES:

Regulatory Agreements

On May 18, 2009, HomeStreet, Inc. (the “Holding Company”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Company Order”) with the Office of Thrift Supervision (the “OTS”). The Company Order most significantly provides that the Company shall not pay dividends and shall not incur, issue, renew, repurchase, make payments on (including interest), or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without prior approval of the Federal Reserve, which subsequently replaced the OTS as the primary regulator. The Company Order will remain in effect until terminated, modified, or suspended, by written notice of such action by the Federal Reserve. The Company Order, however, does not prohibit the Holding Company from transacting its normal business.

On May 8, 2009, we entered into an agreement with HomeStreet Bank’s primary banking regulators, the Federal Deposit Insurance Corporation (“FDIC”), and the Washington State Department of Financial Institutions (“DFI”), pursuant to which we consented to the entry of an Order to Cease & Desist from certain allegedly unsafe and unsound banking practices (the “Bank Order”).

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $55.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, on March 26, 2012, the FDIC and DFI terminated the Bank Order. In connection with this termination, we and those regulators have entered into a memorandum of understanding, which requires, among other things, that the Bank maintain a minimum Tier 1 leverage capital ratio of 9.0% and continue to reduce the level of adversely classified assets. The memorandum of understanding continues to prohibit the Bank from paying dividends without the regulators’ prior written consent.

NOTE 3–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of investment securities available for sale at March 31, 2012 and December 31, 2011, are summarized as follows.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
(in thousands)

March 31, 2012:
Mortgage backed:
Residential	$40,623	$151	$(199)	$40,575
Commercial	13,916	509	(15)	14,410
Municipal bonds	78,338	1,377	(664)	79,051
Collateralized mortgage obligations:
Residential	243,860	3,914	(1,885)	245,889
Commercial	10,009	10	—	10,019
Agency	25,000	7	—	25,007
US Treasury	31,284	1	(38)	31,247

	$443,030	$5,969	$(2,801)	$446,198

December 31, 2011:
Commercial mortgage backed	$13,941	$542	$—	$14,483
Municipal bonds	48,948	728	(92)	49,584
Collateralized mortgage obligations:
Residential	220,418	3,119	(147)	223,390
Commercial	10,081	—	(11)	10,070
US Treasury	31,540	3	(23)	31,520

	$324,928	$4,392	$(273)	$329,047

Mortgage-backed and collateralized mortgage obligations represent securities issued by Government Sponsored Enterprises (“GSEs”). Substantially all securities held are rated and considered at least investment grade, according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”).

Investment securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011 are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2012:
Mortgage backed:
Residential	$(199)	$16,997	$—	$—	(199)	$16,997
Commercial	(15)	5,951	—	—	(15)	$5,951
Municipal bonds	(600)	22,183	(64)	1,123	(664)	23,306
Collateralized mortgage obligations:
Residential	(1,885)	48,407	—	—	(1,885)	48,407
Commercial	—	—	—	—	—	—
US Treasury	(38)	27,239	—	—	(38)	27,239

	$(2,737)	$120,777	$(64)	$1,123	$(2,801)	$121,900

December 31, 2011:
Municipal bonds	$—	$—	$(92)	$1,095	$(92)	$1,095
Collateralized mortgage obligations
Residential	(147)	37,807	—	—	(147)	37,807
Commercial	(11)	10,070	—	—	(11)	10,070
US Treasury	(23)	27,510	—	—	(23)	27,510

	$(181)	$75,387	$(92)	$1,095	$(273)	$76,482

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

	At March 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(in thousands)

Available for sale:
Mortgage-backed securities
Residential	—	—	—	—	4,914	1.76%	35,661	3.49%	40,575	3.28%
Commercial	—	—	—	—	—		14,410	3.44%	14,410	3.44%
Municipal bonds	—	—	—	—	14,469	3.60%	64,582	4.98%	79,051	4.73%
Collateralized mortgage obligations
Residential	—	—	—	—	—	—	245,889	2.96%	245,889	2.96%
Commercial	—	—	—	—	—	—	10,019	2.06%	10,019	2.06%
Agency	—	—	25,007	0.62%	—	—	—	—	25,007	0.62%
US Treasury Securities	4,007	0.23%	27,240	0.25%	—	—	—	—	31,247	0.25%

Total available for sale	$4,007	0.23%	$52,247	0.43%	$19,383	3.13%	$370,561	3.36%	$446,198	2.98%

	At December 31, 2011
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(in thousands)

Available for sale:
Commercial mortgage backed	$—	—	$—	—	$—	—	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—	—	—	2,450	2.00%	47,134	2.83%	49,584	2.79%
Collateralized mortgage obligations
Residential	—	—	—	—	—	—	223,390	2.70%	223,390	2.70%
Commercial	—	—	—	—	—	—	10,070	2.06%	10,070	2.06%
US Treasury	4,010	0.23%	27,510	0.24%	—	—	—	—	31,520	0.24%

Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.00%	$295,077	2.72%	$329,047	2.48%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2012	2011

Proceeds	$34,047	$6,799
Gross gains	113	—
Gross losses	(72)	—

There were no securities pledged to secure advances from the FHLB at March 31, 2012 and December 31, 2011. There were $25.9 million and $22.5 million of securities pledged to secure derivatives in a liability position at March 31, 2012 and December 31, 2011, respectively.

Tax-exempt interest income on securities available for sale totaling $0.7 million and $67,000, for the three months ended March 31, 2012 and March 31, 2011, respectively, were recorded in the Company’s consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii.

Loans held for investment consist of the following.

(in thousands)	At March 31, 2012	At December 31, 2011

Consumer loans
Single family residential	$506,103	$496,934
Home equity	152,924	158,936

	659,027	655,870

Commercial loans
Commercial real estate	391,727	402,139
Multifamily residential	56,328	56,379
Construction/land development	158,552	173,405
Commercial business	68,932	59,831

	675,539	691,754

	1,334,566	1,347,624
Net deferred loan fees and discounts	(3,891)	(4,062)

	1,330,675	1,343,562
Allowance for loan losses	(35,204)	(42,689)

	$1,295,471	$1,300,873

Loans are pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans, which totaled $469.3 million and $490.4 million at March 31, 2012 and December 31, 2011, respectively.

Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At March 31, 2012 and December 31, 2011 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which were 29.3%, 23.4% and 10.2%, respectively, as of March 31, 2012 and 28.4%, 23.8% and 11.1%, respectively, as of December 31, 2011 of the total loan portfolio. These loans were mostly located within the Puget Sound area, particularly within King County.

Credit Quality

Management considers the level of allowance for credit losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2012. The allowance for credit losses is comprised of the allowance for loan losses as well as the allowance for unfunded credit commitments, which is reported as an other liability.

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

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 5, Loans and Credit Quality to the Financial Statements and Supplementary Data within the 2011 Annual Report on Form 10-K.

At March 31, 2012 and December 31, 2011, activity in the allowance for credit losses by loan portfolio segment and loan class is as follows.

	Recoveries	Recoveries	Recoveries	Recoveries	Recoveries
March 31, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance

Consumer loans
Single family residential	$10,671	$(1,275)	$—	$2,271	$11,667
Home equity	4,623	(1,349)	65	1,192	4,531

	15,294	(2,624)	65	3,463	16,198

Commercial loans
Commercial real estate	4,321	(26)	—	603	4,898
Multifamily residential	335	—	—	11	346
Construction/land development	21,237	(4,812)	128	(3,837)	12,716
Commercial business	1,613	(141)	12	(240)	1,244

	27,506	(4,979)	140	(3,463)	19,204

Total allowance for credit losses	$42,800	$(7,603)	$205	$—	$35,402

	Recoveries	Recoveries	Recoveries	Recoveries	Recoveries
March 31, 2011
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance

Consumer loans
Single family residential	$11,977	$(1,713)	$—	$1,181	$11,445
Home equity	4,495	(905)	8	999	4,597

	16,472	(2,618)	8	2,180	16,042

Commercial loans
Commercial real estate	10,060	(69)	—	(3,940)	6,051
Multifamily residential	1,795	—	—	(953)	842
Construction/land development	33,478	(3,468)	4,294	2,447	36,751
Commercial business	2,761	(417)	170	266	2,780

	48,094	(3,954)	4,464	(2,180)	46,424

Total allowance for credit losses	$64,566	$(6,572)	$4,472	$—	$62,466

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

March 31, 2012
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family residential	$10,076	$1,591	$11,667	$436,743	$69,360	$506,103
Home equity	4,485	46	4,531	150,432	2,492	152,924

	14,561	1,637	16,198	587,175	71,852	659,027

Commercial loans
Commercial real estate	4,046	852	4,898	356,727	35,000	391,727
Multifamily residential	335	11	346	50,283	6,045	56,328
Construction/land development	3,641	9,075	12,716	92,264	66,288	158,552
Commercial business	878	366	1,244	68,143	789	68,932

	8,900	10,304	19,204	567,417	108,122	675,539

Total	$23,461	$11,941	$35,402	$1,154,592	$179,974	$1,334,566

December 31, 2011
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family residential	$9,756	$915	$10,671	$437,264	$59,670	$496,934
Home equity	4,111	512	4,623	155,997	2,939	158,936

	13,867	1,427	15,294	593,261	62,609	655,870

Commercial loans
Commercial real estate	4,051	270	4,321	366,914	35,225	402,139
Multifamily residential	320	15	335	47,933	8,446	56,379
Construction/land development	4,668	16,569	21,237	103,462	69,943	173,405
Commercial business	1,177	436	1,613	58,689	1,142	59,831

	10,216	17,290	27,506	576,998	114,756	691,754

Total	$24,083	$18,717	$42,800	$1,170,259	$177,365	$1,347,624

The Company had 153 impaired relationships totaling $180.0 million at March 31, 2012 and 145 impaired relationships totaling $177.4 million at December 31, 2011. Impaired loans totaling $103.4 million and $82.5 million had a valuation allowance of $11.9 million and $18.7 million at March 31, 2012 and December 31, 2011, respectively. Interest on impaired loans, applied against loan principal or recognized as interest income, of $1.4 million was recorded for cash payments received during the three months ended March 31, 2012.

The following table presents impaired loans by loan portfolio segment and loan class for the as of March 31, 2012 and December 31, 2011.

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance	Average recorded investment (3)

March 31, 2012
With no related allowance recorded
Consumer loans
Single family residential	$15,910	$16,231	$—	$19,763
Home equity	1,250	1,255	—	1,302

	17,160	17,486	—	21,065
Commercial loans
Commercial real estate	25,007	26,303	—	29,726
Multifamily residential	5,537	5,939	—	6,738
Construction/land development	28,602	38,680	—	27,810
Commercial business	260	1,123	—	357

	59,406	72,045	—	64,631

	$76,566	$89,531	$—	$85,696

With an allowance recorded
Consumer loans
Single family residential	$53,450	$53,890	$1,591	$44,752
Home equity	1,242	1,249	46	1,414

	54,692	55,139	1,637	46,166
Commercial loans
Commercial real estate	9,993	11,447	852	5,387
Multifamily residential	508	508	11	508
Construction/land development	37,686	40,468	9,075	40,305
Commercial business	529	646	366	608

	48,716	53,069	10,304	46,808

	$103,408	$108,208	$11,941	$92,974

Total
Consumer loans
Single family residential	$69,360	$70,121	$1,591	$64,515
Home equity	2,492	2,504	46	2,716

	71,852	72,625	1,637	67,231
Commercial loans
Commercial real estate	35,000	37,750	852	35,113
Multifamily residential	6,045	6,447	11	7,246
Construction/land development	66,288	79,148	9,075	68,115
Commercial business	789	1,769	366	965

	108,122	125,114	10,304	111,439

	$179,974	$197,739	$11,941	$178,670

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance	Average recorded investment (3)

December 31, 2011
With no related allowance recorded
Consumer loans
Single family residential	$23,617	$23,859	$—	$21,084
Home equity	1,353	1,358	—	1,620

	24,970	25,217	—	22,704
Commercial loans
Commercial real estate	34,444	36,224	—	24,603
Multifamily residential	7,938	8,585	—	8,013
Construction/land development	27,019	36,781	—	19,897
Commercial business	454	1,305	—	970

	69,855	82,895	—	53,483

	$94,825	$108,112	$—	$76,187

With an allowance recorded
Consumer loans
Single family residential	$36,053	$36,323	$914	$20,389
Home equity	1,586	1,629	512	972

	37,639	37,952	1,426	21,361
Commercial loans
Commercial real estate	781	1,777	271	8,574
Multifamily residential	508	508	15	127
Construction/land development	42,924	46,527	16,569	52,958
Commercial business	688	1,017	436	1,470

	44,901	49,829	17,291	63,129

	$82,540	$87,781	$18,717	$84,490

Total
Consumer loans
Single family residential	$59,670	$60,182	$914	$41,473
Home equity	2,939	2,987	512	2,592

	62,609	63,169	1,426	44,065
Commercial loans
Commercial real estate	35,225	38,001	271	33,177
Multifamily residential	8,446	9,093	15	8,140
Construction/land development	69,943	83,308	16,569	72,855
Commercial business	1,142	2,322	436	2,440

	114,756	132,724	17,291	116,612

	$177,365	$195,893	$18,717	$160,677

(1)	Net Book Balance, includes partial charge-offs and nonaccrual interest paid.
(2)	Unpaid Principal Balance does not includes partial charge-offs or nonaccrual interest paid. Related allowance is calculated on Net Book Balances not Unpaid Principal Balances.
(3)	Information related to interest income recognized on average impaired loan balances is not included as it is not operationally practicable to derive this.

The following table presents designated loan grades by loan portfolio segment and loan class as of March 31, 2012 and December 31, 2011.

(in thousands)	Pass	Watch	Special mention	Substandard	Total

March 31, 2012
Consumer loans
Single family residential	$396,881	$42,037	$26,233	$40,952	$506,103
Home equity	148,167	759	1,042	2,956	152,924

	545,048	42,796	27,275	43,908	659,027
Commercial loans
Commercial real estate	188,116	113,986	41,967	47,658	391,727
Multifamily residential	19,350	28,545	3,269	5,164	56,328
Construction/land development	30,568	14,801	34,342	78,841	158,552
Commercial business	49,416	14,863	3,072	1,581	68,932

	287,450	172,195	82,650	133,244	675,539

	$832,498	$214,991	$109,925	$177,152	$1,334,566

December 31, 2011
Consumer loans
Single family residiential	$395,736	$43,682	$45,412	$12,104	$496,934
Home equity	153,916	500	2,056	2,464	158,936

	549,652	44,182	47,468	14,568	655,870
Commercial loans
Commercial real estate	188,885	114,010	52,456	46,788	402,139
Multifamily residential	19,383	28,550	508	7,938	56,379
Construction/land development	29,212	19,573	46,019	78,601	173,405
Commercial business	38,851	12,462	6,818	1,700	59,831

	276,331	174,595	105,801	135,027	691,754

	$825,983	$218,777	$153,269	$149,595	$1,347,624

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class as of March 31, 2012 and December 31, 2011.

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing

March 31, 2012
Consumer loans
Single family residential	$13,959	$4,939	$51,388	$70,286	$435,817	$506,103	$37,098
Home equity	1,422	759	1,853	4,034	148,890	152,924	—

	15,381	5,698	53,241	74,320	584,707	659,027	37,098
Commercial loans
Commercial real estate	—	—	9,222	9,222	382,505	391,727	—
Multifamily residential	—	—	—	—	56,328	56,328	—
Construction/land development	4,062	9,629	52,549	66,240	92,312	158,552	2,841
Commercial business	179	—	502	681	68,251	68,932	—

	4,241	9,629	62,273	76,143	599,396	675,539	2,841

	$19,622	$15,327	$115,514	$150,463	$1,184,103	$1,334,566	$39,939

December 31, 2011
Consumer loans
Single family residential	$7,694	$8,552	$47,861	$64,107	$432,827	$496,934	$35,757
Home equity	957	500	2,464	3,921	155,015	158,936	—

	8,651	9,052	50,325	68,028	587,842	655,870	35,757
Commercial loans
Commercial real estate	—	—	10,184	10,184	391,955	402,139	—
Multifamily residential	—	—	2,394	2,394	53,985	56,379	—
Construction/land development	9,916	—	48,387	58,303	115,102	173,405	—
Commercial business	—	—	951	951	58,880	59,831	—

	9,916	—	61,916	71,832	619,922	691,754	—

	$18,567	$9,052	$112,241	$139,860	$1,207,764	$1,347,624	$35,757

The following table presents performing and nonaccrual loan balances by loan portfolio segment and loan class as of March 31, 2012 and December 31, 2011.

(in thousands)	Performing	Nonaccrual	Total

March 31, 2012
Consumer loans
Single family residential	$491,813	$14,290	$506,103
Home equity	151,071	1,853	152,924

	642,884	16,143	659,027
Commercial loans
Commercial real estate	382,505	9,222	391,727
Multifamily residential	56,328	—	56,328
Construction/land development	108,844	49,708	158,552
Commercial business	68,430	502	68,932

	616,107	59,432	675,539

	$1,258,991	$75,575	$1,334,566

(in thousands)	Performing	Nonaccrual	Total

December 31, 2011
Consumer loans
Single family residential	$484,830	$12,104	$496,934
Home equity	156,472	2,464	158,936

	641,302	14,568	655,870
Commercial loans
Commercial real estate	391,955	10,184	402,139
Multifamily residential	53,985	2,394	56,379
Construction/land development	125,018	48,387	173,405
Commercial business	58,880	951	59,831

	629,838	61,916	691,754

	$1,271,140	$76,484	$1,347,624

Loans are reported as troubled debt restructurings (“TDRs”) when the Company grants concessions that we would not otherwise consider to borrowers experiencing financial difficulty. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a TDR loan becomes 90 days or more past due for interest or principal payments.

The Company had 148 loan relationships classified as TDRs totaling $125.9 million at March 31, 2012 and committed to lend additional funds of $5,000. The Company had 126 loan relationships classified as TDRs in the amount of $118.5 million at December 31, 2011 and committed to lend additional funds of $32,000. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $1.7 million, comprised of eight relationships, and $1.0 million, comprised of five relationships, as of March 31, 2012 and December 31, 2011, respectively, and are predominately comprised of loans previously repurchased from GNMA and cured by modifying interest rate terms.

The following tables present TDR balances by loan portfolio segment and loan class.

	At March 31, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family residential
	Interest rate reduction	98	$62,521	$303
	Payment restructure	12	2,557	—

		110	$65,078	$303

Home equity
	Interest rate reduction	13	$2,281	$7
	Payment restructure	6	211	—

		19	$2,492	$—

Total consumer
	Interest rate reduction	111	$64,802	$310
	Payment restructure	18	2,768	—

		129	$67,570	$310

Commercial loans
Commercial real estate
	Interest rate reduction	1	$770	$—
	Payment restructure	2	25,008	—

		3	$25,778	$—

Multifamily residential
	Interest rate reduction	3	$6,045	$—

		3	$6,045	$—

Construction/land development
	Interest rate reduction	5	$21,075	$8,589
	Payment restructure	1	2,750	—
	Forgiveness of principal	4	2,082	9,292

		10	$25,907	$17,881

Commercial business
	Payment restructure	3	647	683

		3	$647	$683

Total commercial
	Interest rate reduction	9	$27,890	$8,589
	Payment restructure	6	28,405	683
	Forgiveness of principal	4	2,082	9,292

		19	$58,377	$18,564

Total loans
	Interest rate reduction	120	$92,692	$8,899
	Payment restructure	24	31,173	683
	Forgiveness of principal	4	2,082	9,292

		148	$125,947	$18,874

	At December 31, 2011
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family residential
	Interest rate reduction	76	$53,969	$270
	Payment restructure	13	2,612	—

		89	$56,581	$270

Home equity
	Interest rate reduction	12	$2,263	$7
	Payment restructure	6	212	—

		18	$2,475	$—

Total consumer
	Interest rate reduction	88	$56,232	$277
	Payment restructure	19	2,824	—

		107	$59,056	$277

Commercial loans
Commercial real estate
	Payment restructure	2	$25,040	$—

		2	$25,040	$—

Multifamily residential
	Interest rate reduction	3	$6,053	$—

		3	$6,053	$—

Construction/land development
	Interest rate reduction	6	$22,881	$8,589
	Payment restructure	1	2,750	—
	Forgiveness of principal	3	1,801	8,795

		10	$27,432	$17,384

Commercial business
	Payment restructure	4	$878	$852

		4	$878	$852

Total commercial
	Interest rate reduction	9	$28,934	$8,589
	Payment restructure	7	28,668	852
	Forgiveness of principal	3	1,801	8,795

		19	$59,403	$18,236

Total loans
	Interest rate reduction	97	$85,166	$8,866
	Payment restructure	26	31,492	852
	Forgiveness of principal	3	1,801	8,795

		126	$118,459	$18,513

The following table presents TDR balances which have subsequently re-defaulted during the three months ended March 31, 2012 and the year ended December 31, 2011.

March 31, 2012
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	11	$2,620

Commercial loans
Commercial business	1	360

	12	$2,980

December 31, 2011
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	7	$1,661
Home equity	1	186

	8	1,847
Commercial loans
Construction/land development	7	29,109
Commercial business	3	664

	10	29,773

	18	$31,620

NOTE 5–OTHER REAL ESTATE OWNED:

Other real estate owned consists of the following.

(in thousands)	March 31, 2012	December 31, 2011

Single family	$3,817	$7,006
Commercial real estate	284	2,436
Construction/land development	45,265	50,632

	49,366	60,074
Valuation allowance	(17,726)	(21,502)

	$31,640	$38,572

Activity in other real estate owned is as follows.

	Three Months Ended March 31,
(in thousands)	2012	2011

Balance, beginning of period	$38,572	$170,455
Additions	4,700	5,981
Loss provisions	(2,754)	(10,559)
Reductions related to sales	(8,878)	(67,014)

Balance, end of period	$31,640	$98,863

For the three months ended March 31, 2012 and March 31, 2011, 156 properties were sold for a net gain of $0.1 million and 83 properties for a net gain of $0.2 million, respectively.

Activity in the valuation allowance for other real estate owned is as follows.

	Three Months Ended March 31,
(in thousands)	2012	2011

Balance, beginning of period	$21,502	$29,099
Loss provisions	2,754	10,559
Charge-offs, net of recoveries	(6,530)	(3,480)

Balance, end of period	$17,726	$36,178

At March 31, 2012 and December 31, 2011, we had concentrations within the state of Washington representing 77.6% and 84.5%, respectively, of the total portfolio.

At March 31, 2012, construction/land development in Washington, primarily in Thurston county, represented 70.7% of the total portfolio. At December 31, 2011, construction/land development in Washington, primarily in Thurston county, represented 68.6% of the total portfolio.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivatives to manage exposure to market risk, interest rate risk and to assist customers with their risk management objectives. Derivative transactions are measured in terms of notional amount, which is not recorded on the balance sheet. The notional amount is generally not exchanged and is used as the basis for which interest and other payments are determined. All derivatives are recorded within other assets or liabilities and carried at fair value, with changes in fair value reflected in current period earnings. At March 31, 2012 the Company did not hold any cash flow or foreign currency hedge instruments.

For further information on the policies that govern derivative and hedging activities, see Note 11, Derivatives and Hedging Activities to the Financial Statements and Supplementary Data within the 2011 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

March 31, 2012	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability

Forward commitments	$793,135	$1,663	$(176)
Interest rate swaptions	225,000	39	—
Interest rate lock commitments	572,991	13,955	(79)
Interest rate swaps	394,260	—	(10,603)

	$1,985,386	$15,657	$(10,858)

December 31, 2011	Notional Amount	Fair Value Derivatives
		Asset	Liability
Forward commitments	$428,803	$1,206	$(2,223)
Interest rate swaptions	110,000	1	—
Interest rate lock commitments	244,138	6,836	—
Interest rate swaps	337,705	5,719	(8,777)

	$1,120,646	$13,762	$(11,000)

The ineffective portion of net gains (losses) on derivatives in fair value hedging relationships, as defined in ASC 815, Derivatives and Hedging, recognized in the statement of operations for loans held for investment were $50,000 and $209,000 for the three months ended March 31, 2012 and 2011, respectively.

The following table shows the net gains (losses) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2012	2011

Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$6,700	$(5,085)
Mortgage servicing	(514)	(1,588)

	$6,186	$(6,673)

(1)	Comprised of mortgage loan interest rate lock commitments and forward contracts used as an economic hedge on loans held for sale.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Net gain on mortgage loan origination and sale activity, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2012	2011
Mortgage servicing rights and servicing release premiums	$7,522	$7,554
Net gain on loan sales (1)	11,839	680
Fair value adjustment of loans held for sale	2,839	1,795
Net gain (loss) from derivatives (2)	6,700	(5,085)

Net gains on mortgage loan origination and sales activities	$28,900	$4,944

(1)	Comprised of gains and losses of single family and Fannie Mae DUS loan sales and loan fees less certain fees paid to WMS.
(2)	Includes interest rate lock commitments as well as forward sale commitments used to economically hedge loan sales.

Loans held for sale consist of the following.

(in thousands)	At March 31, 2012	At December 31, 2011
Single family residential	$286,692	$130,546
Multifamily residential	4,262	19,863

	$290,954	$150,409

Loans sold during the periods indicated consisted of the following.

	Three Months Ended March 31,
(in thousands)	2012	2011
Single family residential	$534,310	$386,174
Multifamily residential	31,423	13,862

	$565,733	$400,036

The Company’s portfolio of loans serviced for others includes U.S. government and agency mortage-backed securities of Fannie Mae (“FNMA”), Ginnie Mae (“GNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and is presented at unpaid principal balance and is comprised of the following.

(in thousands)	March 31,	December 31,
	2012	2011
Single family residential loans
Agency MBS	$6,530,578	$6,464,815
Other	416,700	420,470

	$6,947,278	$6,885,285

Commercial
Multifamily	766,433	758,535
Other	59,370	56,785

	825,803	815,320

Total loans serviced for others	$7,773,081	$7,700,605

Loans serviced for others are not included in the consolidated financial statements as they are not assets of the Company.

The total balance of loans sold with credit recourse provisions included in the Company’s loans serviced for others is as follows.

	March 31,	December 31,
(in thousands)	2012	2011

Single family residential	$330	$347
Multifamily	766,433	758,535

	$766,763	$758,882

GNMA, FNMA, and FHLMC regulations require approved lenders to meet certain liquidity and net worth requirements. The Company did not meet these requirements for the three months ended March 31, 2012. However, the Company has been allowed to continue normal business interactions until such requirements are satisfied.

Advances are made to GNMA mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from GNMA mortgage pools prior to recovery of guaranteed amounts. GNMA advances of $6.2 million and $5.8 million were recorded in accounts receivable and other assets as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the Company recorded delinquent or defaulted GNMA mortgage loans as if they had been repurchased, totaling $5.4 million and $2.3 million, respectively. For those GNMA mortgage loans previously sold that are more than 90 days past due, the Company has the unilateral right to repurchase the loans. Although this right has not been exercised, such loans have been recorded as repurchased for accounting purposes. An asset was recorded in loans held for investment along with a corresponding payable within accounts payable and accrued expenses as of March 31, 2012 and December 31, 2011. This accounting treatment does not impact the accounting for the previously recognized mortgage servicing rights.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2012	2011

Servicing fees and other	$6,436	$6,078
Changes in fair value of single family mortgage servicing rights:
Due to changes in model or assumptions (1)	6,220	5,543
Due to payments on loan balances and other (2)	(3,778)	(3,864)
Amortization	(491)	(321)
Net loss from derivatives economically hedging MSR	(514)	(1,588)

Mortgage servicing	$7,873	$5,848

(1)	Reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

All mortgage servicing rights (“MSR”) are initially measured and recorded at fair value. Single family MSRs are subsequently carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur.

The fair value of single family MSRs is determined based on what a market participant would pay or charge to assume servicing. The Company determines fair value using a valuation model that calculates the net present value of estimated future cash flows. Estimates of future cash flows include contractual servicing fees, ancillary income and costs of servicing, the timing of which are impacted by assumptions, primarily prepayment speeds and discount rates, regarding the underlying performance of the loans.

Key economic assumptions used in measuring the initial value of capitalized single family MSRs created from loan sales with retained servicing were as follows.

(rates per annum) (1)	Three Months Ended March 31,
	2012	2011

Constant prepayment rate (2)	9.48%	9.44%
Discount rate (3)	10.41%	10.30%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.
(2)	Represents the expected lifetime average.
(3)	Discount rate is a rate based on market observations.

The initial measurement of the fair value of the MSRs capitalized at the date of the loan sales with servicing retained is based on interest rate based matrices for similar assets derived from modeled fair value results. The initial fair value is adjusted up or down dependent on whether the underlying loan pool interest rate is at a premium, discount or par.

At March 31, 2012, key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(in thousands)

Fair value of single family MSR	$79,381
Expected weighted-average life (in years)	4.85
Constant prepayment rate (1)	17.27%
Impact on fair value of 25 basis points decrease	$(7,310)
Impact on fair value of 50 basis points decrease	$(13,956)
Discount rate	10.7%
Impact on fair value of 100 basis points increase	$(2,471)
Impact on fair value of 200 basis points increase	$(4,794)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayments due to other factors such as a borrower’s diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2012	2011

Beginning balance	$70,169	$81,197
Additions from loan sales:
Single family loans	6,723	7,067
Purchases	47	4
Changes in fair value:
Due to changes in model inputs or assumptions(1)	6,220	5,543
Other changes in fair value(2)	(3,778)	(3,864)

Ending balance	$79,381	$89,947

(1)	Principally reflects changes in model assumptions or prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection/realization of expected future cash flows over time.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded based on the estimated discounted cash flows and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value are as follows.

	March 31,
(in thousands)	2012	2011

Beginning balance	$7,112	$6,035
Origination	799	291
Amortization	(491)	(321)

Ending balance	$7,420	$6,005

At March 31, 2012, the expected weighted-average life of the Company’s multifamily MSRs was 8.91 years. Projected amortization expense for the gross carrying value of multifamily MSRs at March 31, 2012 is estimated as follows.

(in thousands)
2012	$1,283
2013	1,391
2014	1,114
2015	916
2016	780
2017 and thereafter	1,936

Carrying value of multifamily MSR	$7,420

NOTE 8–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments may be for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. Unfunded commitments to extend credit totaled $586.9 million ($568.3 million fixed and $18.6 million adjustable-rate commitments) at March 31, 2012 and $256.9 million ($250.2 million fixed and $6.7 million adjustable-rate commitments) at December 31, 2011.

Guarantees

In the ordinary course of business, the Company sells loans with recourse through the FNMA multifamily DUS® program. For loans that have been sold with recourse and are no longer on the Company’s balance sheet, the recourse component is considered a guarantee. When the Company sells a loan with recourse, it commits to stand ready to perform if the loan defaults and to make payments to remedy the default. As of March 31, 2012, the total principal balance of loans sold with recourse under these guarantees totaled $766.8 million. The Company’s recourse reserve related to these guarantees totaled $3.6 million at March 31, 2012. There have been no actual losses incurred under this program during the three months ended March 31, 2012 or during the year ended December 31, 2011.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects in the origination process of the loan. The defects are categorized as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

DUS® is a registered trademark of Fannie Mae

When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If an origination defect is identified, the Company is required to either repurchase the loan or indemnify the investor for losses sustained if the investor has sold the loan. If there are no defects found in the origination process, the Company has no obligation to repurchase the loan. As of March 31, 2012, the total principal balance of loans sold without recourse under these terms and conditions totaled $7.0 billion. The Company has reserved $0.9 million at March 31, 2012 to cover its loss exposure to loans sold without recourse. Realized losses were $0 during the three months ended March 31, 2012 and $0.8 million for the year ended December 31, 2011.

Contingencies

In the normal course of business, the Company may have various legal claims and other contingent matters outstanding for which a loss may materialize. For these matters the Company establishes a liability for contingent losses, based on its determination of a range of potential losses for each matter that is both probable and estimable and records the amount it considers to be the best estimate within the range. For matters determined to be reasonably possible but not probable, there may be a range of possible losses in excess of the established liability. At March 31, 2012, we reviewed our legal matters and the Company does not have any amounts reserved for legal claims and there are no matters that are considered to be probable or reasonably possible of resulting in a loss. Legal costs are expensed as incurred on an accrual basis of accounting.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement of our 2011 Annual Report on Form 10-K.

Valuation Processes

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company’s Asset/Liability Policy governs, among other things, the application and control of the valuation models used to estimate and measure fair value. On a quarterly basis the Company’s Asset/Liability Management Committee (ALCO) and the Finance Committee of the Company’s Board of Directors reviews significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of MSRs. Additionally, at least annually ALCO commissions a complete review of the MSR validation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee provides oversight and approves the Company’s Asset/Liability Policy. The Company obtains an MSR valuation from an independent valuation firm at least quarterly to assist with the validation of the results and the reasonableness of the assumptions used during the valuation process.

The Company’s real estate valuations are overseen by the Company’s appraisal department, which is independent of the Company’s lending and credit administration functions. The appraisal department maintains the Company’s appraisal policy and recommends changes to the policy subject to the approval of Company’s Loan Committee and the Board of Directors’ Credit Committee. The Company’s appraisals are prepared by independent third-party appraisers and the Company’s internal appraisers. Single family appraisals are generally reviewed by the Company’s single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company’s appraisal department.

The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions, and classification of the Company’s assets and liabilities.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Estimated fair value classified as Level 1.

Investment securities available for sale

Observable market prices of identical or similar securities are used where available.

If market prices are not readily available, value is based on discounted cash flows with the following significant inputs:

•      Expected prepayment speeds

•      Credit loss estimates

•      Market liquidity

Level 2 recurring fair value measurement
Loans held for sale

Single-family loans	Fair value is based on observable market data: • Quoted market prices, where available • Dealer quotes for similar portfolios • Forward sale commitments	Level 2 recurring fair value measurement

Multifamily loans	The sale price is set at the time the loan commitment is made, and as such subsequent changes in market conditions have a very limited affect, if any, on the value of these loans carried on the balance sheet, which are typically sold within 30 days of origination.	Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 2.

Loans held for investment

Loans held for investment, excluding collateral dependent loans	Fair value is based on discounted cash flows, which considers the following inputs: • Current lending rates for new loans • Expected prepayments • Credit loss estimates	For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of our 2011 Annual Report on Form 10-K. Estimated fair value classified as Level 3.

Loans held for investment – collateral dependent

Fair value is based on appraised value of collateral, which considers sales comparisons and then make adjustments for various factors, which may include:

•      Adjustments for variations in specific property qualities such as location, physical dissimilarities, market conditions at the time of sale, income producing characteristics and other factors

•      Adjustments to obtain “upon completion” and “upon stabilization” values (e.g., property hold discounts where the highest and best use would require development of a property over time)

•      Bulk discounts applied for sales costs, holding costs and profit for tract development and certain other properties

Carried at lower of amortized cost or fair value of collateral, less the estimated cost to sell.

Classified as a Level 3 nonrecurring fair value measurement in periods where carrying value is adjusted to reflect the appraised value of collateral.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Mortgage Servicing Rights

Single family MSRs	For information on how the Company measures the fair value of its MSRs, including key economic assumptions and the sensitivity of Single Family MSR fair value to changes in those assumptions, see Note 8–Mortgage Banking Operations of this Form 10-Q.	Level 3 recurring fair value measurement

Multifamily MSRs	Fair value is based on discounted estimated future net servicing income cash flows.	Carried at lower of amortized cost or fair value Estimated fair value classified as Level 3.

Derivatives

The fair value is based on quoted prices for identical or similar instruments, when available.

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities

Level 2 recurring fair value measurement

Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral. See discussion of loans held for investment –collateral dependent above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.

Federal Home Loan Bank Stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 1.

Deposits

Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 1.

Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.

Federal Home Loan Bank Advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.

Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar maturities.	Carried at historical cost. Estimated fair value classified as Level 2.

The following presents the hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at March 31, 2012	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Mortgage backed:
Residential	$40,575	$—	$40,575	$—
Commercial	14,410	—	14,410	—
Municipal bonds	79,051	—	79,051	—
Collateralized mortgage obligations:
Residential	245,889	—	245,889	—
Commercial	10,019	—	10,019	—
Agency	25,007	—	25,007	—
US Treasury	31,247	—	31,247	—
Single family mortgage servicing rights	79,381	—	—	79,381
Single family loans held for sale	286,692	—	286,692	—
Derivatives
Forward sale commitments	1,663	—	1,663	—
Swaptions	39	—	39	—
Interest rate locks on loans	13,955	—	13,955	—

Total Assets	$827,928	$—	$748,547	$79,381

Liabilities:
Derivatives
Forward sale commitments	$176	$—	$176	$—
Interest rate swaps	10,603	—	10,603	—
Interest rate locks on loans	79	—	79	—

Total Liabilities	$10,858	$—	$10,858	$—

(in thousands)	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Commercial mortgage backed	$14,483	$—	$14,483	$—
Municipal bonds	49,584	—	49,584	—
Collateralized mortgage obligations:
Residential	223,390	—	223,390	—
Commercial	10,070	—	10,070	—
US Treasury	31,520	—	31,520	—
Single family mortgage servicing rights	70,169	—	—	70,169
Single family loans held for sale	130,546	—	130,546	—
Derivatives
Forward sale commitments	1,206	—	1,206	—
Swaptions	1	—	1	—
Interest rate locks on loans	6,836	—	6,836	—
Interest rate swaps	5,719	—	5,719	—

Total Assets	$543,524	$—	$473,355	$70,169

Liabilities:
Derivatives
Forward sale commitments	$2,223	$—	$2,223	$—
Interest rate swaps	8,777	—	8,777	—

Total Liabilities	$11,000	$—	$11,000	$—

There were no transfers between levels of the fair value hierarchy for assets and liabilities held as of March 31, 2012 and December 31, 2011 during the respective three- and twelve-month reporting periods. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2012 and 2011, see Note 8–Mortgage Banking Operations of this Form 10-Q.

Certain assets held by the Company are not included in the tables above but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value. The following presents only those assets that were recorded using a fair value during the three months ended March 31, 2012 and 2011 and still held at the end of the respective reporting period.

(in thousands)	Fair Value at March 31, 2012				Three Months Ended March 31, 2012
		Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$33,409	—	—	$33,409	$4,840
Other real estate owned(2)	9,878	—	—	9,878	(1,221)

Total	$43,287	$—	$—	$43,287	$3,619

	Fair Value at March 31,				Three Months Ended March 31, 2011
	2011	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$105,780	—	—	$105,780	$(8,258)
Other real estate owned(2)	70,371	—	—	70,371	(10,264)

Total	$176,151	$—	$—	$176,151	$(18,522)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.
(2)	Represents other real estate owned where an updated fair value of collateral as used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following information presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the three months ended March 31, 2012.

(dollars in thousands)	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
Loans held for investment	$33,409	Sales comparison approach	Comparable sale adjustments(1)	0%–65%
			Time hold and bulk discounts(2)	28.5%–74%

Other real estate owned	$9,878	Sales comparison approach	Comparable sale adjustments(1)	0%–70%
			Time hold and bulk discounts(2)	21%–63.5%

(1)

Represents the range of individual adjustments reflecting differences between a comparable sale and the property being appraised. Because each adjustment relates to only one of many market factors used to compare property values, such adjustments are not representative of the overall increase or decrease to the appraised value as a whole.

(2)

Includes bulk sale discounts applied to the aggregate retail value of certain tract development properties and time hold or other discounts applied to derive the “as is” value of certain properties requiring a holding period before reaching a state of feasibility or completion (e.g., “upon completion” value).

The Company’s property appraisals are predominantly based on the sales comparison approach which considers recent sales of comparable properties and then makes adjustments to reflect the assumptions that a market participant would make when pricing the property. These adjustments may increase or decrease an appraised value and can vary significantly depending on the location and physical characteristics of each individual property. Additionally, the quality and volume of market information available at the time of the appraisal can vary from period to period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Time hold, bulk and other discounts are applied based on specific characteristics of an individual property.

The following presents the carrying values and the hierarchy of the fair values of the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	March 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$92,953	$92,953	$92,953	$—	$—
Loans held for investment	1,295,471	1,337,237	—	—	1,337,237
Loans held for sale – Multifamily	4,262	4,262	—	4,262	—
Mortgage servicing rights – Multifamily	7,420	8,824	—	—	8,824
Federal Home Loan Bank stock	37,027	37,027	37,027	—	—
Liabilities:
Deposits	$2,000,633	$2,002,808	$1,106,200	$896,608	$—
Federal Home Loan Bank advances	57,919	62,495	—	62,495	—
Long-term debt	61,857	60,247	—	60,247	—

	December 31, 2011
(in thousands)	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$263,302	$263,302
Loans held for investment	1,300,873	1,349,680
Loans held for sale – Multifamily	19,863	19,863
Mortgage servicing rights – Multifamily	7,112	8,444
Federal Home Loan Bank stock	37,027	37,027
Liabilities:
Deposits	$2,009,755	$2,012,708
Federal Home Loan Bank advances	57,919	63,243
Long-term debt	61,857	60,591

Excluded from the fair value tables above are certain off balance-sheet commitments to extend credit that the Company does not consider to be material.

NOTE 10–DEPOSITS:

Deposit balances, including stated rates, are as follows.

(in thousands)	At March 31, 2012	At December 31, 2011
Noninterest bearing accounts	$316,268	$270,666

NOW accounts 0.00% to 0.45%	154,670	138,936

Statement savings accounts, due on demand 0.20% to 0.80%	79,438	66,898

Money market accounts, due on demand 0.00% to 1.55%	559,563	499,457

Certificates of deposit 0.20% to 5.00%	890,694	1,033,798

	$2,000,633	$2,009,755

Interest expense on deposits consists of the following.

	Three Months Ended March 31,
(in thousands)	2012	2011

NOW accounts	$115	$156
Statement savings accounts	83	90
Money market accounts	720	776
Certificates of deposit	3,961	6,019

	$4,879	$7,041

There were no public funds included in deposits as of March 31, 2012 and December 31, 2011.

The weighted-average interest rate on certificates of deposit at March 31, 2012 and December 31, 2011 was 1.59% and 1.66%, respectively.

Certificates of deposit outstanding as of March 31, 2012, mature as follows.

(in thousands)
	$632,963	Within one year
	174,404	One to two years
	63,433	Two to three years
	6,950	Three to four years
	12,944	Four to five years

$890,694

The aggregate amount of time deposits in denominations of $100,000 or more at March 31, 2012 and December 31, 2011 was $383.0 million and $454.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250,000 at March 31, 2012 and December 31, 2011 was $55.8 million and $67.3 million, respectively. There were no brokered time deposits as of March 31, 2012 or December 31, 2011.

NOTE 11–SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2012 and 2011, $333,663 and $4,185 of compensation costs, respectively, was recognized for share-based compensation awards.

2010 Equity Incentive Plan

In January 2010, the shareholders approved the 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2010 EIP include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Bonus Awards and Incentive Bonus Awards, or a combination of the foregoing. This plan became effective during February of 2012, upon the completion of the Company’s initial public offering. The maximum number of shares of HomeStreet, Inc. common stock available for grant under the 2010 EIP is 706,356.

Nonqualified Stock Options

During the latter part of 2010, nonqualified options were granted outside of, but under substantially the same terms as, the 2010 EIP. This issuance was assessed against the maximum number of shares available for grant under the 2010 EIP. This issuance was approved by the Board of Directors and appropriate regulatory agencies and was issued to key senior management personnel.

Upon the successful completion of the initial public offering in February of 2012, nonqualified options were granted to key senior management personnel.

Under the 2010 EIP, the exercise price of the option may not be less than the fair market value of a share of common stock at the grant date. The options generally vest on a graded schedule from one to five years, depending on the terms of the grant, and generally expire ten years from the grant date.

A summary of changes in nonqualified stock options granted, but not vested, for the three months ended March 31, 2012, is as follows.

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2011	228,800	$1.53	3.9	$6,011
Granted	267,727	22.06	6.0	1,537
Cancelled or forfeited	(7,000)	1.50	3.9	(184)
Exercised	—	—	—	—

Options outstanding at March 31, 2012	489,527	13.26	5.8	7,118

Options that are exercisable and expected to be exercisable (1)	479,736	13.26	5.8	6,975
Options exercisable	171,600	1.53	3.9	4,508

(1)	Adjusted for estimated forfeitures.
(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

No options have been exercised under this plan from issuance through March 31, 2012, and as such there is no cash received or income tax benefits to exercised options. As of March 31, 2012, there were $1.6 million of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of 2.8 years.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted during the three months ended March 31, 2012 under the Company’s 2010 EIP was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table.

Expected term of the option	6 years
Expected stock price volatility	34.73
Annual risk-free interest rate	1.38%
Expected annual dividend yield	2.67%

The expected term of six years is an estimate based on an expectation that the holders of the stock options, once vested, will exercise them – ultimately reflecting the settlement of all vested options. As the Company does not have historical exercise behavior to reference for these types of options, the Company leveraged the “simplified” method for estimating the expected term of these “plain-vanilla” stock options.

When estimating expected volatility and the dividend yield, the Company considered historical data of other similar entities that are publicly traded over a period commensurate with the life of the options. A single median was derived for each input from this population of banks.

Restricted Shares

Upon the completion of the initial public offering in February of 2012, restricted shares were granted to key senior management personnel, and non-employee directors. A summary of the status of these restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2011	—	$—
Granted	99,043	22.05
Cancelled or forfeited	—	—
Vested	—	—

Restricted shares outstanding at March 31, 2012	99,043	22.05

Nonvested at March 31, 2012	99,043	22.05

At March 31, 2012, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted shares. At the time of grant, the shares were expected to become exercisable over the following 18 months; therefore, the cost was expected to be recognized over a weighted average period of 1.2 years. However, should the market conditions be achieved prior to that expectation, any unrecognized compensation costs associated with that portion of restricted shares would be immediately recognized in earnings. Restricted shares granted to key senior management personnel become exercisable based upon the achievement of certain market conditions: one-third vests when the 30-day rolling average share price exceeds 25% of the grant date fair value; one-third vests when the rolling average share price exceeds 40% of the grant date fair value; and one-third vests when the 30 day rolling average share price exceeds 50% of grant date fair value. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date. No restricted shares vested during the first three months of 2012.

NOTE 12–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
(in thousands, except share data)	2012	2011

Net income (loss)	$19,050	$(7,449)
Weighted average shares:
Basic weighted-average common shares outstanding	5,146,283	2,701,749
Dilutive effect of outstanding common stock equivalents (1)	213,882	—

Diluted weighted-average number of common stock outstanding	$5,360,165	$2,701,749

Earnings per share:
Basic earnings (loss) per share	$3.70	$(2.76)
Diluted earnings (loss) per share	$3.55	$(2.76)

(1)

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 were certain options (due to their antidilutive effect) and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents from such options and unvested restricted stock was 356,969 at March 31, 2012. There were no outstanding common stock equivalents during the three months ended March 31, 2011.

NOTE 13–OPERATING SEGMENTS:

The Company has identified four business lines for the purposes of management reporting: Community Banking; Single Family Lending; Income Property Lending; Residential Construction Lending; as well as an All Other category. The results for these lines of business are based on a management accounting process that assigns income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. Our approach has focused, in the years presented, on managing revenues and expenses by segment and in total. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is based on management’s view of the Company’s operations and is not necessarily comparable with similar information for other financial services companies. The Company defines its operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change.

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

Income Property Lending originates commercial real estate loans with a focus on multifamily lending through our FNMA DUS business. These loans are sold to or securitized by FNMA and we generally retain the right to service them. Our income property lending segment also originates commercial construction and land loans, bridge loans and permanent loans for our portfolio and for sale to other investors such as insurance companies.

Residential Construction Lending originates and services residential construction loans for our own portfolio, focusing on single family home construction that is short duration in nature. Generally we will not lend on land development projects or raw land.

The All Other category includes: (1) asset/liability management which includes interest rate risk, liquidity position and capital. Asset/liability management responsibilities involve managing the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters impacting the Company’s balance sheet and off-balance sheet risk. Such activities include determining the optimal production composition and concentration of loans in the loan portfolio, the appropriate mix of funding sources at any given point in time and the allocation of capital resources to the business segments; (2) general corporate overhead costs associated with the Company’s facilities, legal, accounting and finance functions, human resources, and technology services; and (3) the residual impact of our cost allocation processes.

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•

a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the operating segments and the Treasury division within the All Other category, which then assigns to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	income taxes for the Company on a consolidated basis are allocated based on the effective tax rate applied to the segment’s pretax income or loss.

Effective January 1, 2012 management updated the FTP methodology it uses for reviewing segment results and managing the Company’s lines of business. Under the previous FTP methodology, we computed the cost of funds from our current period’s financial results and then allocated a portion of that cost of funds to each respective business segment. This approach was based on internal financial results and updated for current period information, thereby providing an updated funding cost applied to certain assets or liabilities originated in prior periods.

The updated methodology is based on external market factors and more closely aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a more consistent basis for determining the cost of funds to be allocated to each business segment. The updated approach is also more consistent with FTP measurement techniques employed by other industry participants. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

In general, the impact of the FTP change resulted in a lower cost of funds as compared with the previous method as the Company’s funding costs have generally been higher than market prices due to the historical structure of the deposit portfolio and wholesale borrowings.

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2012
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:

Net interest income (expense) (1)	$2,261	$4,011	$2,624	$414	$3,595	$12,905
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,161	36,756	1,438	2	144	39,501
Noninterest expense	(5,852)	(17,335)	(710)	(2,872)	(8,308)	(35,077)
Inter-segment revenue (expense)	(2,175)	(4,223)	(783)	(442)	7,623	—

Income (loss) before income taxes	(4,605)	19,209	2,569	(2,898)	3,054	17,329
Income tax (benefit) expense	457	(1,908)	(255)	288	(303)	(1,721)

Net income (loss)	$(5,062)	$21,117	$2,824	$(3,186)	$3,357	$19,050

	Three Months Ended March 31, 2011
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:

Net interest income (expense) (1)	$1,541	$4,013	$2,754	$536	$2,746	$11,590
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,134	10,219	852	3	2,257	14,465
Noninterest expense	(6,219)	(8,787)	(999)	(10,142)	(7,314)	(33,461)
Inter-segment revenue (expense)	(2,189)	(3,459)	(747)	(634)	7,029	—

Income (loss) before income taxes	(5,733)	1,986	1,860	(10,237)	4,718	(7,406)
Income tax (benefit) expense	33	(12)	(11)	59	(26)	43

Net income (loss)	$(5,766)	$1,998	$1,871	$(10,296)	$4,744	$(7,449)

(1)	Net interest income is the difference between interest earned on assets and cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment or category.

NOTE 14 SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the three months ended March 31, 2012 and has included all material events that would require recognition in the 2012 interim consolidated financial statements or disclosure in the Notes thereto, as described below.

On April 9, 2012 and May 1, 2012, the first and second tranches, respectively, of the restricted share awards granted to key senior management personnel upon the completion of our initial public offering became exercisable as the 30-day rolling trading price of the Company’s common shares exceeded 25% and 40% of the grant date fair value. This resulted in the vesting of approximately 58,800 related shares and the acceleration and recognition of approximately $1.1 million of compensation expense.

On April 26, 2012, the Company contributed $10.0 million of proceeds from the initial public offering to the Bank, in addition to the $55.0 million previously contributed during February of 2012.

Summary Financial Data

	Quarter ended
(in thousands, except share data)	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Income Statement Data (for the period ended):
Net interest income	$12,905	$12,866	$11,970	$11,914	$11,590
Provision for loan losses	—	—	1,000	2,300	—
Noninterest income	39,501	27,473	37,268	18,916	14,465
Noninterest expense	35,077	33,915	32,618	27,263	33,461

Net income (loss) before taxes	17,329	6,424	15,620	1,267	(7,406)
Income tax (benefit) expense	(1,721)	(602)	362	(17)	43

Net income (loss)	$19,050	$7,026	$15,258	$1,284	$(7,449)

Basic earnings per common share (1)	$3.70	$2.60	$5.65	$0.48	$(2.76)
Diluted earnings per common share (1)	$3.55	$2.42	$5.31	$0.45	$(2.76)
Common shares outstanding (1)	7,162,607	2,701,749	2,701,749	2,701,749	2,701,749
Weighted average common shares:
Basic	5,146,283	2,701,749	2,701,749	2,701,749	2,701,749
Diluted	5,360,165	2,898,451	2,872,455	2,837,259	2,701,749
Shareholders’ equity per share	$26.70	$31.98	$29.73	$21.58	$18.96
Financial position (at period end):
Cash and cash equivalents	$92,953	$263,302	$138,429	$108,175	$170,795
Investment securities available for sale	446,198	329,047	339,453	315,715	304,404
Loans held for sale	290,954	150,409	226,590	121,216	82,803
Loans held for investment, net	1,295,471	1,300,873	1,360,219	1,392,238	1,500,550
Mortgage servicing rights	86,801	77,281	74,083	94,320	95,952
Other real estate owned	31,640	38,572	64,368	102,697	98,863
Total assets	2,367,497	2,264,957	2,316,839	2,233,505	2,342,639
Deposits	2,000,633	2,009,755	2,056,977	1,993,655	2,066,842
FHLB advances	57,919	57,919	67,919	77,919	114,544
Shareholders’ equity	191,230	86,407	80,336	58,311	51,214
Financial position (averages):
Investment securities available for sale	381,129	338,933	272,294	308,049	141,309
Loans held for investment	1,338,552	1,385,037	1,427,763	1,512,308	1,589,182
Total interest earning assets	2,090,180	2,078,506	2,019,243	2,037,468	2,145,093
Total interest bearing deposits	1,705,371	1,745,493	1,787,388	1,837,119	1,889,742
FHLB advances	57,919	59,169	72,267	85,097	159,829
Total interest bearing liabilities	1,825,146	1,866,519	1,921,512	1,984,073	2,114,062
Shareholders’ equity	$140,784	$84,038	$73,499	$57,246	$58,130
Financial performance:
Return on average common shareholders’ equity (2)	54.1%	33.4%	83.0%	9.0%	(51.3)%
Return on average assets	3.3%	1.2%	2.7%	0.2%	(1.3)%
Net interest margin (3)	2.53%	2.50%	2.38%	2.35%	2.17%
Efficiency ratio (4)	66.93%	84.07%	66.25%	88.43%	128.42%
Operating efficiency ratio (5)	62.12%	74.78%	47.74%	70.05%	83.31%
Credit quality:
Allowance for loan losses	$35,204	$42,689	$53,167	$59,692	$62,156
Allowance for loan losses/total loans	2.65%	3.18%	3.76%	4.11%	3.98%
Allowance for loan losses/nonaccrual loans	46.58%	55.81%	55.91%	65.66%	50.08%
Total classified assets	$208,792	$188,167	$225,022	$276,476	$298,742
Classified assets/total assets	8.82%	8.31%	9.71%	12.38%	12.75%
Total nonaccrual loans (6)	$75,575	$76,484	$95,094	$90,912	$124,118
Nonaccrual loans/total loans	5.66%	5.69%	6.73%	6.26%	7.94%
Total nonperforming assets	$107,215	$115,056	$159,462	$193,609	$222,981
Nonperforming assets/total assets	4.53%	5.08%	6.88%	8.67%	9.52%
Net charge-offs	$7,398	$10,586	$7,673	$4,707	$2,100
Regulatory capital ratios for the Bank:
Tier 1 capital to total assets (leverage)	9.29%	6.04%	5.64%	4.86%	4.49%
Tier 1 risk-based capital	14.18%	9.88%	8.51%	7.38%	6.99%
Total risk-based capital	15.45%	11.15%	9.79%	8.66%	8.28%

	Quarter ended
(in thousands, except share data)	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

SUPPLEMENTAL DATA:
Loans serviced for others
Single family residential	$6,947,278	$6,885,285	$6,649,546	$6,602,800	$6,521,284
Multifamily	766,433	758,535	770,401	799,332	784,445
Other	59,370	56,785	57,151	57,690	58,150

Total loans serviced for others	$7,773,081	$7,700,605	$7,477,098	$7,459,822	$7,363,879

Loan origination activity:
Single family mortgage originations (7)	$712,302	$624,111	$478,025	$323,906	$275,568
Single family mortgage interest rate lock commitments	920,240	543,164	630,919	344,836	253,698
Single family mortgage loans sold	534,310	710,706	370,250	272,090	386,174

Multifamily mortgage originations	$15,713	$49,071	$26,125	$49,070	$1,410
Multifamily mortgage loans sold	31,423	33,461	25,144	47,010	13,862

(1)	Per share data shown after giving effect to the 2-for-1 forward stock split implemented on March 6, 2012 as well as the 1-for-2.5 reverse stock split implemented on July 19, 2011. Also reflects the initial public offering of 4,361,816 shares of common stock completed on February 15, 2012 and certain share based compensation awards.
(2)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.
(3)	Net interest income divided by total interest earning assets on a tax equivalent basis.
(4)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(5)	We include an operating efficiency ratio which is not calculated based on accounting principles generally accepted in the United States (“GAAP”), but which we believe provides important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less costs related to OREO (gains (losses) on sales, valuation allowance adjustments, and maintenance and taxes) by total revenue (net interest income and noninterest income). Management uses this non-GAAP measurement as part of its assessment of performance in managing noninterest expense. We believe that costs related to OREO are more appropriately considered as credit-related costs rather than as an indication of our operating efficiency. The following table provides a reconciliation of non-GAAP to GAAP measurement.

	Quarter ended
	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Efficiency ratio	66.93%	84.07%	66.25%	88.43%	128.42%
Less impact of OREO expenses	4.81%	9.29%	18.51%	18.38%	45.11%

Operating efficiency ratio	62.12%	74.78%	47.74%	70.05%	83.31%

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.
(7)	Represents single family mortgage originations designated for sale during each respective period.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•

the factors referenced in this Form 10-Q including, but not limited to, those listed under Item 1A “Risk Factors” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q.;

•

our ability to manage the credit risks of our lending activities, including potential increases in loan delinquencies, nonperforming assets and write offs, decreased collateral values, inadequate loan reserve amounts and the effectiveness of our hedging strategies;

•

general economic conditions, either nationally or in our market area, including a continuation or worsening of the housing market, employment trends, business contraction, consumer confidence, real estate values and other recessionary pressures;

•	changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;

•	potential changes in interest rates which may affect demand for our products as well as the success of our interest rate risk management strategies;

•

compliance with regulatory requirements, including new laws and regulations such as the Dodd-Frank Act as well as restrictions that may be imposed by the FDIC, the DFI, the Federal Reserve or other regulatory authorities pursuant to the cease and desist orders or other discretionary enhanced supervision which could adversely affect our capital, liquidity and earnings;

•	compliance with requirements of investors and/or government-owned or sponsored entities, including FNMA, FHLMC, GNMA, FHA/HUD and VA;

•	our ability to control costs while meeting operational needs and retaining key members of our senior management team and other key managers and business producers;

•	the possibility of a significant reduction in our mortgage banking profitability if we are not able to or are limited in our ability to resell mortgages;

•	increased competition in our industry due in part to consolidation;

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements regarding future operations, plans, or regulatory approvals;

•	any statements concerning proposed new products or services;

•	any statements regarding pending or future mergers or acquisitions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements.

We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

You may review a copy of this quarterly report on Form 10-Q, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Form 10-Q for the quarter ended March 31, 2012. The following discussion contains statements using the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” and similar expressions (or the negative of these terms) that generally identify forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. For further discussion of such risks and uncertainties, see Part I, Item IA of HomeStreet’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“2011 Annual Report on Form 10-K”). Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Management’s Overview of First Quarter 2012 Financial Performance

We are a 90-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses in the Pacific Northwest and Hawaii. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered savings bank that provides deposit and investment products and cash management services. The Bank also provides loans for single family homes, commercial real estate, construction and commercial businesses. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the FNMA Delegated Underwriting and Servicing Program (“DUS®”)1, in conjunction with HomeStreet Bank. We also provide insurance products and services for consumers and businesses as HomeStreet Insurance and loans for single family homes through a joint venture, Windermere Mortgage Services Series LLC (“WMS”).

We generate revenue through positive “net interest income” and by earning “noninterest income.” Net interest income is primarily the difference between our interest income earned on loans and investment securities less the interest we pay on deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and fees earned on deposit services and investment and insurance sales.

At March 31, 2012, we had total assets of $2.37 billion, net loans held for investment of $1.30 billion, deposits of $2.00 billion and shareholders’ equity of $191.2 million. At December 31, 2011, we had total assets of $2.26 billion, net loans held for investment of $1.30 billion, deposits of $2.01 billion and shareholders’ equity of $86.4 million.

Our reported net income for the three months ended March 31, 2012 represents our fourth consecutive quarter of profitability reflecting substantial progress in the execution of our plan to address the negative impact of the economic downturn on the Company’s financial condition, results of operations and risk profile. As discussed below, during the three months ended March 31, 2012 we improved or expanded major components of our business, including recapitalizing the Company, upgrading our regulatory standing, expanding our mortgage origination capacity, improving the quality of our deposits and recognizing significantly improved results of operations.

[1]	DUS® is a registered trademark of Fannie Mae.

Financial Performance

For the three months ended March 31, 2012, net income was $19.1 million, or $3.55 per diluted share, compared with net income of $7.0 million, or $2.42 per diluted share, for the three months ended December 31, 2011 and a net loss of $7.4 million, or a loss of $(2.76) per diluted share, for the three months ended March 31, 2011. Per share information is shown giving effect to the 2-for-1 forward stock split effective March 6, 2012 as well as the 1-for-2.5 reverse stock split effective on July 19, 2011 and also reflects the initial public offering of 4,361,816 shares of common stock completed on February 15, 2012.

The increase in first quarter 2012 earnings was primarily driven by an increase in noninterest income, reflecting an increase in net gain on mortgage loan origination and sale activities.

Net interest income, on a tax equivalent basis, increased $1.5 million or 13.1%, to $13.2 million from $11.7 million for the three months ended March 31, 2011. Our net interest margin for the three months ended March 31, 2012 improved to 2.53% from 2.17% for the three months ended March 31, 2011. The improvement in our net interest income in large part reflects the execution of our deposit product and pricing strategy, increased average balances of loans held for sale and the investment of proceeds from our initial public offering, thereby increasing the average balance of investment securities for the first quarter of 2012.

We did not record a loan loss provision for the three months ended March 31, 2012 or the three months ended March 31, 2011. Asset quality trends continue to improve as nonaccrual loans declined to $75.6 million, a decrease of $48.5 million or 39.1%, from $124.1 million in the same period in the prior year.

Noninterest income was $39.5 million for the three months ended March 31, 2012, an increase of $25.0 million or 173.1%, from $14.5 million for the same period in the prior year. Our noninterest income is heavily dependent upon our single family mortgage banking activities which are comprised of mortgage origination and sale activities and mortgage servicing activities. The increase in noninterest income is predominately due to a $24.0 million increase in net gain on mortgage loan origination and sale activities, which totaled $28.9 million for the three months ended March 31, 2012 compared with $4.9 million for the same period in the prior year.

Noninterest expense was $35.1 million, an increase of $1.6 million or 4.8%, from $33.5 million in the first quarter of 2011. Noninterest expense increased primarily due to a $9.2 million increase in salary and related costs, reflecting higher mortgage origination commissions and an increase in employees as we expanded our mortgage origination and support personnel. This increase was largely offset by lower OREO expenses, as valuation losses decreased in the first quarter of 2012 compared with the first quarter of 2011.

Our effective income tax rate in the first quarter of 2012 differs from the Federal statutory tax rate of 35% due to state income taxes on income in Oregon and Hawaii, tax exempt interest income and a reduction of the Company’s valuation allowance with respect to its deferred tax assets. The reduction of the valuation allowance was due to the Company’s pretax earnings in the first quarter as well as a change in the Company’s ability to utilize certain deferred tax liabilities in the realization of its deferred tax assets. As of March 31, 2012 the valuation allowance was $7.7 million.

Credit Quality

Management believes that the Company’s allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile remained relatively consistent with the fourth quarter of 2011 and improved from the first quarter of 2011, illustrated by the following credit trends.

The allowance for loan losses decreased to $35.2 million at March 31, 2012, or 2.7% of total loans, compared with $42.7 million, or 3.2% of total loans, as of December 31, 2011 and $62.2 million, or 4.0% of total loans, at March 31, 2011. Contributing to the decrease in the allowance for loan losses as a percentage of total loans since December 31, 2011 is the $7.1 million reduction in specific reserves associated with the settlement of a collection litigation recognized as a subsequent event and is discussed in further detail below.

For the three months ended March 31, 2012, net charge-offs totaled $7.4 million, compared with $10.6 million for the three months ended December 31, 2011 and $2.1 million for the three months ended March 31, 2011.

Classified assets increased to $208.8 million at March 31, 2012, from $188.2 million at December 31, 2011, and decreased from $298.7 million at March 31, 2011. The increase from December 31, 2011 primarily reflects the downgrade of $48.9 million of loans, mostly related to performing single family troubled debt restructurings and income property loans, partially offset by loan upgrades of $4.9 million, $23.4 million of OREO sales as well as loan charge-offs and pay-downs.

Nonaccrual loans declined to $75.6 million at March 31, 2012, compared with $76.5 million at December 31, 2011 and $124.1 million at March 31, 2011.

Other real estate owned (“OREO”) balances declined to $31.6 million at March 31, 2012, compared with $38.6 million at December 31, 2011 and $98.9 million at March 31, 2011. As of May 10, 2012, approximately 50.0% of the March 31, 2012 OREO balance was under contract for sale or had been sold since quarter-end.

In April 2012, bankruptcy courts affirmed the Company’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate carrying values of $26.6 million. The settlement was recognized as a subsequent event as of March 31, 2012. Consequently, the Company has charged-off the carrying value of $4.8 million for one loan and reduced the remaining specific reserves (included in the allowance for loan losses) associated with these loans by $7.1 million as of March 31, 2012.

Expansion of Mortgage Banking Operations

During the first quarter of 2012, we expanded our mortgage origination capacity, accelerating our strategic plan to increase mortgage origination volume by hiring approximately 170 mortgage origination personnel previously employed in Washington, Oregon and Idaho by MetLife Home Loans, including MetLife’s Pacific Northwest regional sales manager and its regional builder services manager, as well as regional and branch managers, mortgage consultants and related production support staff. These new personnel originated $207.0 million of single family interest rate lock commitments during the quarter, $59.0 million of which closed by quarter-end. This addition of personnel in the quarter resulted in approximately $665,000 of additional pre-tax income after consideration of the incremental loan originations and all related transition, compensation, facilities and technology expenses. We have opened or are in the process of opening 13 new mortgage lending centers in Washington, Oregon and Idaho to accommodate these operations.

As a result of this expansion of our mortgage operations, we will incur additional expenses in the first half of 2012 for facilities and other integration expenses that may not be completely offset by the additional loan origination revenue generated by these personnel while they rebuild their loan application pipelines. Our operating expenses may continue to increase as we continue to recruit and hire additional mortgage origination employees from this or other groups.

Regulatory Matters

We improved our Bank regulatory capital ratios during the first quarter of 2012, increasing our Tier 1 leverage and total risk-based capital ratios to 9.3% and 15.5%, respectively, compared with 6.0% and 11.2% as of December 31, 2011, respectively. This improvement reflects the completion of our initial public offering of common stock as well as first quarter earnings.

On February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share. Net proceeds to HomeStreet were $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed on April 26, 2012.

On March 26, 2012 the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”) terminated the Bank Cease and Desist Order (“Bank Order”), dated May 8, 2009. The Bank Order was replaced with a memorandum of understanding that requires, among other things, the maintenance of a minimum Tier 1 leverage ratio of 9.0% and the continued reduction of classified assets. The Company remains under a cease and desist order (the “Company Order”) from the Federal Reserve.

The Bank is no longer classified as a “troubled institution” and is now considered “well-capitalized” within the meaning of the FDIC’s prompt corrective action rules.

We expect termination of the Bank Order will, among other benefits: reduce our FDIC assessment and examination fees; allow us to resume portfolio lending for certain lending products; allow us to open or re-locate retail deposit branches; access federal funds lines from correspondent banks; re-open certain correspondent lending channels that had previously been restricted; and increase the amount of trading partner relationships used for hedging purposes. Additionally, the termination of the Bank Order improves the reputation of the Bank in our markets, removing the stigma and improving the Bank’s attractiveness to customers and prospective employees.

Recent Developments

Effective April 24, 2012, the Federal Reserve took no objection to the appointment of Mark K. Mason, currently the Chief Executive Officer of HomeStreet, Inc., as the interim Chief Financial Officer of HomeStreet, Inc. The Company’s prior Chief Financial Officer separated from HomeStreet on March 31, 2012. The Federal Deposit Insurance Corporation and Washington Department of Financial Institutions also took no objection to Mr. Mason’s appointment as interim Chief Financial Officer of HomeStreet Bank. The Company has commenced a search for a full time Chief Financial Officer that is currently underway. There were no changes to Mr. Mason’s compensation in connection with this interim appointment.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Other Real Estate Owned (OREO)

•	Fair Value Measurements of Mortgage Servicing Rights

•	Fair Value Measurements of Investment Securities

•	Derivatives and Hedging Activities

•	Income Taxes

These policies and estimates are described in further detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 1, Summary of Significant Accounting Policies to Financial Statements in our 2011 Annual Report on Form 10-K.

Results of Operations

	At or for the three months ended March 31,		Change
	2012	2011	2012 vs. 2011

Net income (loss), in thousands	$19,050	$(7,449)	$26,499
Basic earnings per common share	$3.70	$(2.76)	$6.46
Diluted earnings per common share	$3.55	$(2.76)	$6.31
Return on average assets	3.3%	(1.3)%	4.6%
Return on average common shareholders’ equity	54.1%	(51.3)%	105.4%

Comparison of first quarter 2012 to first quarter 2011

For the three months ended March 31, 2012, net income was $19.1 million, compared with a net loss of $7.4 million for the three months ended March 31, 2011.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax-equivalent basis related to such balances and the weighted-average rates, for the three months ended March 31, 2012 and 2011 were as follows.

	Three Months Ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
(in thousands)

Assets:
Interest-earning assets (1):
Cash & cash equivalents	$205,445	$134	0.26%	$141,309	$82	0.23%
Investment securities	381,129	2,489	2.61%	308,015	1,891	2.46%
Loans held for sale	165,054	1,614	3.91%	106,587	1,131	4.24%
Loans held for investment	1,338,552	14,978	4.49%	1,589,182	17,577	4.45%

Total interest-earning assets (2)	2,090,180	19,215	3.68%	2,145,093	20,681	3.87%
Noninterest-earning assets (3)	221,341			239,126

Total assets	$2,311,521			$2,384,219

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$138,124	115	0.33%	$122,175	156	0.52%
Savings accounts	73,724	83	0.45%	52,646	90	0.69%
Money market accounts	525,191	719	0.55%	420,200	776	0.75%
Certificate accounts	968,332	3,961	1.64%	1,294,721	6,019	1.89%

Deposits	1,705,371	4,879	1.15%	1,889,742	7,041	1.51%
FHLB advances	57,919	675	4.67%	159,829	1,308	3.31%
Long-term debt	61,857	465	3.01%	64,491	671	4.16%
Other borrowings	—	4	—	—	—	—

Total interest-bearing liabilities (2)	1,825,147	6,023	1.33%	2,114,062	9,020	1.73%
Other noninterest-bearing liabilities	345,590			212,027

Total liabilities	2,170,737			2,326,089

Shareholders’ equity	140,784			58,130

Total liabilities and shareholders’ equity	$2,311,521			$2,384,219

Net interest income (4)		$13,192			$11,660

Net interest spread			2.35%			2.14%
Impact of noninterest-bearing sources			0.18%			0.03%
Net interest margin			2.53%			2.17%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.
(2)	Average interest-earning assets and interest-bearing liabilities were computed using daily average balances.
(3)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.
(4)	Includes taxable-equivalent adjustments, which is a non-GAAP measure, primarily related to tax-exempt income on certain loans and securities of $287,000 and $71,000 for the quarters ended March 31, 2012 and March 31, 2011, respectively. The federal statutory tax rate was 35% for the periods presented.

We have not included interest income from nonaccrual loans in interest income. The additional interest income that would have been recorded during the period if the loans had been accruing was $761,000 and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities and advances from the FHLB.

Net interest income, on a tax-equivalent basis, increased $1.5 million or 13.1%, to $13.2 million from $11.7 million for the three months ended March 31, 2011. Total interest expense declined $3.0 million from the three months ended March 31, 2011, which was partially offset by a decline in interest income of $1.5 million. Our net interest margin for the three months ended March 31, 2012 improved to 2.53% from 2.17% for the three months ended March 31, 2011. The improvement in our net interest income in large part reflects the execution of our deposit product and pricing strategy, increased average balances of our loans held for sale and the investment of proceeds from our initial public offering, thereby increasing the average balance of investment securities for the first quarter of 2012. We also continued our balance sheet restructuring activities such as allowing higher cost FHLB advances to mature without renewal and managing certain loan classes to influence the pay-down, pay-off, charge-off or the migration of nonaccrual loans into OREO.

Total interest income for the three months ended March 31, 2012, on a tax equivalent basis, decreased $1.5 million or 7.1% to $19.2 million, from $20.7 million for the three months ended March 31, 2011. This decrease was primarily due to a decline in the average balance of our portfolio of loans held for investment, which declined by $250.6 million or 15.8%. This decline was partially offset by an increase in the average balance of loans held for sale, which increased by $58.5 million or 54.9%, as closed loan volume increased period to period, as well as an increase in the average balance of investment securities, which increased $73.1 million or 23.7%, as proceeds from our initial public offering were invested in highly liquid securities along with proceeds from the sale of loans.

Total interest expense for the three months ended March 31, 2012 decreased $3.0 million or 33.2% to $6.0 million, from $9.0 million for the three months ended March 31, 2011. This decrease was primarily due to a $326.4 million, or 25.2%, decline in the average balance of time deposits, reflecting more competitive deposit pricing as well as a decrease in the average balance of FHLB advances, which declined $101.9 million, or 63.8%.

Provision for Loan Losses

We did not record a loan loss provision for the three months ended March 31, 2012 or the three months ended March 31, 2011. Asset quality continues to improve as nonaccrual loans declined to $75.6 million, a decrease of $48.5 million or 39.1%, from $124.1 million in the same period in the prior year. First quarter 2012 net charge-offs of $7.4 million, which included a $4.8 million charge-off related to a single construction loan, increased from $2.1 million in the first quarter of 2011. For a more detailed discussion on our allowance for loan losses and related provision for loan losses see Credit Risk Management within Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Noninterest Income

Noninterest income was $39.5 million for the three months ended March 31, 2012, an increase of $25.0 million or 173.1%, from $14.5 million for the same period in the prior year. Our noninterest income is heavily dependent upon our single family mortgage banking activities which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. The increase in noninterest income is predominately due to a $24.0 million increase in net gain on mortgage loan origination and sale activities, which totaled $28.9 million for the three months ended March 31, 2012 compared with $4.9 million for the same period in the prior year.

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011
Noninterest income
Net gain on mortgage loan origination and sale activities	$28,900	$4,944	$23,956
Mortgage servicing income	7,873	5,848	2,025
Income (loss) from Windermere Mortgage Services	1,166	(25)	1,191
Gain on debt extinguishment	—	2,000	(2,000)
Depositor and other retail banking fees	735	740	(5)
Insurance commissions	182	363	(181)
Gain on sale of investment securities available for sale	41	—	41
Other	604	595	9

Total noninterest income	$39,501	$14,465	$25,036

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities was $28.9 million for the three months ended March 31, 2012, an increase of $24.0 million or 484.5%, from $4.9 million for the three months ended March 31, 2011. This increase primarily reflects the increase in single family loan production as borrowers continued to take advantage of mortgage interest rates that remain at lower levels and the expansion of our mortgage lending operations in February and March 2012 as we added approximately 170 mortgage origination and support personnel previously employed with MetLife Home Loans. Single family closed loans designated for sale and interest rate lock commitments were $712.3 million and $920.2 million, respectively, for the three months ended March 31, 2012, increases of $436.7 million, or 158.5%, and $666.5 million, or 262.7%, as compared with $275.6 million and $253.7 million, respectively, for the three months ended March 31, 2011. Also contributing to the improvement was an increase in gross revenue per loan. We continue to experience historically strong margins as a result of a combination of historically low mortgage interest rates, which increased demand for mortgage loan products, coupled with consolidation within the industry, limiting the capacity of mortgage loan providers to accommodate the elevated demand. Beginning in the fourth quarter of 2010 and continuing into the first quarter of 2011 interest rates increased and demand for single family mortgage products decreased, resulting in a reduction in overall loan volume and profit margins for the three months ended March 31, 2011.

Mortgage servicing income consisted of the following.

	Three Months Ended March 31,						Dollar Change
(in thousands)	2012			2011			2012 vs. 2011
	Single Family	Multifamily	Total	Single Family	Multifamily	Total	Total
Servicing fees and other	$5,655	$781	$6,436	$5,242	$836	$6,078	$358
Changes in fair value, single family mortgage servicing rights:
Due to changes in model or assumptions (1)	6,220	n/a	6,220	5,543	n/a	5,543	677
Due to payments on loan balances and other (2)	(3,778)	n/a	(3,778)	(3,864)	n/a	(3,864)	86
Amortization	n/a	(491)	(491)	n/a	(321)	(321)	(170)
Net loss from derivatives economically hedging MSR	(514)	—	(514)	(1,588)	—	(1,588)	1,074

Mortgage servicing	$7,583	$290	$7,873	$5,333	$515	$5,848	$2,025

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

For the three months ended March 31, 2012, mortgage servicing income was $7.9 million, an increase of $2.0 million or 34.6%, from $5.8 million for the three months ended March 31, 2011. Mortgage servicing income for the first quarters of 2012 and 2011 included $1.9 million and $91,000, respectively, of valuation gains on mortgage servicing rights and related hedge instruments. During each respective period, mortgage interest rates, while remaining at lower levels, increased resulting in an increase in the value of mortgage servicing rights as the estimated propensity for borrowers to prepay their loans decreased. Contributing to the slowing of estimated prepayment speeds during the three months ended March 31, 2012 was an increase in government sponsored enterprise (“GSE”) guarantee fees, which affect MSR values similarly to increases in interest rates. These increases were partially offset by decreases in the value of related hedge instruments. The total loans serviced for others portfolio increased to $7.77 billion compared with $7.36 billion at March 31, 2011.

Income from Windermere Mortgage Services increased to $1.2 million from a loss of $25,000 in the first quarter of 2011 primarily due to an increase in closed loan and interest rate lock commitments of $189.5 million and $210.3 million, respectively, compared with $99.7 million and $82.6 million for the first quarter of 2011.

Depositor and other retail banking fees were consistent with first quarter of 2011 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011

Fees:
Monthly maintenance and deposit - related fees	$377	$415	$(38)
Debit Card/ATM fees	339	289	50
Other fees	19	36	(17)

Total depositor and related fees	$735	$740	$(5)

Gain on debt extinguishment was $0 in the first quarter of 2012, while the first quarter of 2011 included a $2.0 million gain from the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

Noninterest Expense

Noninterest expense was $35.1 million, an increase of $1.6 million or 4.8%, from $33.5 million in the first quarter of 2011. Noninterest expense increased primarily due to a $9.2 million increase in salary and related costs, reflecting higher mortgage origination commissions and an increase in the number of employees as we expanded our mortgage origination and support personnel. This increase was largely offset by lower OREO expenses, as valuation losses decreased in the first quarter of 2012 compared with the first quarter of 2011.

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011

Noninterest expense
Salaries and related costs	$21,351	$12,139	$9,212
General and administrative	5,663	3,601	2,062
Legal	435	904	(469)
Consulting	355	166	189
Federal Deposit Insurance Corporation assessments	1,240	1,749	(509)
Occupancy	1,790	1,668	122
Information services	1,723	1,480	243
Other real estate owned expense	2,520	11,754	(9,234)

Total noninterest expense	$35,077	$33,461	$1,616

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $21.4 million, an increase of $9.2 million or 75.9%, from $12.1 million in the first quarter of 2011. The increase was primarily due to a $4.4 million increase in commissions paid to loan officers as loan production increased period to period as well as an increase in average full-time equivalent employees of 183 or 32.6%, including the hiring of approximately 170 single family loan origination and support personnel previously employed with MetLife Home Loans.

General and administrative expense was $5.7 million, an increase of $2.1 million or 57.3%, from $3.6 million in the first quarter of 2011. This increase was primarily due to the combined increases in travel and entertainment expenses, audit, tax and regulatory examination fees as well as increases in loan repurchase reserves, reflecting a modest increase in potential loan repurchase activity.

Other real estate owned expense was $2.5 million, a decrease of $9.2 million or 78.6%, from $11.8 million in the first quarter of 2011. OREO downward valuation adjustments were $2.8 million as compared with $10.6 million in the first quarter of 2011. Valuation adjustments to OREO balances decline as the net balance of OREO properties decline, which totaled $31.6 million at March 31, 2012 compared with $98.9 million at March, 31 2011. Declines in property values also continued to slow, mitigating the severity of losses realized. Lower balances of OREO properties also result in decreases in maintenance, which declined $1.1 million period to period.

Income Tax Expense (Benefit)

Income tax (benefit) expense for the three months ended March 31, 2012 and 2011 was $(1.7) million and $43,000, respectively.

Our effective income tax rate in the first quarter of 2012 differs from the Federal statutory tax rate of 35% due to state income taxes on income in Oregon and Hawaii, tax exempt interest income and a reduction in the Company’s valuation allowance with respect to its deferred tax assets. The reduction in the valuation allowance was due to the Company’s pretax earnings in the first quarter as well as a change in the Company’s ability to utilize certain deferred tax liabilities in the realization of its deferred tax assets. As of March 31, 2012 the valuation allowance was $7.7 million.

As a consequence of our recent initial public offering, we believe the Company has experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use realized built-in losses and net operating loss carry forwards incurred prior to the change of control against income earned after a change of control. Based upon our current analysis of the impact of a change of control on our ability to utilize our net deferred tax assets existing as of the change of control date, we do not anticipate that the change of control will result in a loss of deferred tax benefits.

Review of Financial Condition – Comparison of March 31, 2012 to December 31, 2011

Total assets were $2.37 billion at March 31, 2012 and $2.26 billion at December 31, 2011. The increase in total assets was primarily due to $86.4 million of net proceeds received from the completion of our initial public offering, most of which was invested in securities as of quarter end, as well as an increase in loans held for sale reflecting increased single family loan production levels.

Cash and Cash Equivalents totaled $93.0 million, compared with $263.3 million as of December 31, 2011, a decrease of 170.3 million or 64.7%. The decrease was primarily due to the growth in our securities portfolio and loans held for sale since December 31, 2011.

Investment Securities Available for Sale totaled $446.2 million, as compared with $329.0 at December 31, 2011, an increase of $117.2 million or 35.6%. The increase was primarily due to the investment of the net proceeds from our initial public offering.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. Substantially all securities held are designated as available for sale. We hold two securities having a face amount and a fair value of approximately $200,000, which are designated as held-to-maturity.

We carry our available-for-sale securities at fair value. The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale for the periods indicated.

	At March 31, 2012		At December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Mortgage backed securities:
Residential	$40,623	$40,575	$—	$—
Commercial	13,916	14,410	13,941	14,483
Municipal bonds (1)	78,338	79,051	48,948	49,584
Collateralized mortgage obligations:
Residential	243,860	245,889	220,418	223,390
Commercial	10,009	10,019	10,081	10,070
Agency	25,000	25,007	—	—
US Treasury Securities	31,284	31,247	31,540	31,520

Total available for sale	$443,030	$446,198	$324,928	$329,047

(1)	Comprised of general obligation bonds (i.e. backed by the general credit of the issuer) and revenue bonds (i.e. back by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2012, of the bonds that are rated, no bonds were rated below “A.”

Loans Held for Sale totaled $291.0 million, compared with $150.4 million at December 31, 2011, an increase of $140.5 million or 93.4%. Loans held for sale includes single family and multifamily residential loans that are intended for sale, which typically occurs within 30 days of closing the loan. The increase in loans held for sale is primarily due to increased closed loan volume; $728.0 million for the first quarter of 2012 compared with $673.2 million in the fourth quarter of 2011.

Loans Held for Investment, net was $1.30 billion, a decrease of $5.4 million, or 0.4%, from December 31, 2011.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio as of the period ends indicated.

(in thousands)	At March 31, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
Consumer loans
Single family residential	$506,103	37.9%	$496,934	36.9%
Home equity	152,924	11.5%	158,936	11.8%

	659,027	49.4%	655,870	48.7%

Commercial loans
Commercial real estate (1)	391,727	29.3%	402,139	29.8%
Multifamily residential	56,328	4.2%	56,379	4.2%
Construction/land development	158,552	11.9%	173,405	12.9%
Commercial business	68,932	5.2%	59,831	4.4%

	675,539	50.6%	691,754	51.3%

	1,334,566	100.0%	1,347,624	100.0%
Net deferred loan fees and discounts	(3,891)		(4,062)

	1,330,675		1,343,562
Allowance for loan losses	(35,204)		(42,689)

	$1,295,471		$1,300,873

(1)	March 31, 2012 and December 31, 2011 balances comprised of $103.2 million and $102.4 million of owner occupied loans, respectively, and $288.5 million and $299.7 million of non-owner occupied loans, respectively.

Accounts receivable and other assets was $72.5 million, as compared with $55.2 million at December 31, 2011, an increase of $17.4 million or 31.5%. This increase was primarily due to an increase in cash provided to counterparties as collateral for derivative positions used to hedge our loan origination activities, which have increased. A receivable is recorded for the amount of cash delivered as collateral.

Other real estate owned was $31.6 million, compared with $38.6 million at December 31, 2011, a decrease of $6.9 million or 18.0%. This decrease is primarily due to management’s continued efforts to aggressively resolve problem assets and sell OREO properties. During the first quarter of 2012, $8.9 million of OREO properties were sold and as of May 10, 2012, approximately 50.0% of the March 31, 2012 OREO balance was under contract for sale or had been sold since quarter-end.

Deposits were $2.00 billion, compared with $2.01 billion at December 31, 2011, a decrease of $9.1 million or 0.5%. This decrease was due to managed reductions in noncore and retail certificate of deposit balances largely offset by increases in core consumer and business noninterest bearing accounts, NOW accounts, statement savings accounts and money market accounts as a result of deposit pricing and product strategy which seeks to attract new consumer and commercial relationship deposits, convert deposit product preferences of existing consumers away from certificates of deposit to savings and money market accounts as well as investment products sold by HomeStreet Investment Services.

Accounts payable and accrued expenses totaled $55.9 million, compared with $49.0 million at December 31, 2011, an increase of $6.8 million, or 14.0%. This increase was primarily due to payables related to general operating expenses, including payables related to the GNMA loan early buy-out program.

Shareholders’ Equity

Shareholders’ equity on a per share basis, decreased to $26.70 as of March 31, 2012, down from $31.98 as of December 31, 2011.

On February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share. Net proceeds to HomeStreet were $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012, with an additional $10.0 million contributed on April 26, 2012.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets for the three- month periods ended March 31, 2012 and 2011.

	At or for the three months ended March 31,
	2012	2011

Return on assets (1)	3.30%	(1.25)%
Return on equity (2)	54.13%	(51.26)%
Equity to assets ratio (3)	6.09%	2.44%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.

Business Lines

HomeStreet has four lines of business we report as operating segments: Community Banking, Single Family Lending, Income Property Lending and Residential Construction Lending. The results for these segments are based on a management accounting process that assigns income statement items to each responsible line of business.

This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for the management accounting equivalent to GAAP. The management accounting process measures the performance of the lines of business based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our lines of business by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change.

We use various management accounting methodologies to assign certain balance sheet and income statements items to the responsible lines of business, including:

•

A funds transfer pricing (“FTP”) method, which allocates interest income credits and funding charges between the lines of business and our treasury division, which then assigns to each such line of business a funding credit for its liabilities, such as deposits, and a charge to fund its assets.

•	An allocation of charges for services rendered to the lines of business by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns.

•	Income taxes for the Company on a consolidated basis, which are allocated based on the effective tax rate applied to the segment’s pretax income or loss.

Effective January 1, 2012 management updated the FTP methodology it uses for reviewing segment results and managing the Company’s lines of business. Under the previous FTP methodology, we computed the cost of funds from our current period’s financial results and then allocated a portion of that cost of funds to each respective business segment. This approach was based on internal financial results and updated for current period information, thereby providing an updated funding cost applied to certain assets or liabilities originated in prior periods.

The updated methodology is based on external market factors and more closely aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a more consistent basis for determining our cost of funds to be allocated to each business segment. The updated approach is also more consistent with FTP measurement techniques employed by other industry participants. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

In general, the impact of the FTP change resulted in a lower cost of funds as compared with the previous method as the Company’s funding costs have generally been higher than market prices due to the historical structure of the deposit portfolio and wholesale borrowings.

Financial highlights by line of business were as follows.

Community Banking

We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans. Our bank branch network consists of 20 branches, primarily in Puget Sound area. At March 31, 2012 and December 31, 2011, our core deposits, which are deposit balances of $250,000 or less, totaled $1.52 billion and $1.60 billion and our business banking loan portfolio totaled $214.3 million and $205.6 million, respectively.

	Three Months Ended March 31
(in thousands)	2012	2011
Net interest income	$2,261	$1,541
Provision for loan losses	—	—
Noninterest income	1,161	1,134
Noninterest expense	(5,852)	(6,219)
Inter-segment expense	(2,175)	(2,189)

(Loss) income before income taxes	(4,605)	(5,733)
Income tax expense	457	33

Net (loss) income	$(5,062)	$(5,766)

Community banking net income was a loss of $5.1 million for the three months ended March 31, 2012, an improvement of $704,000 from a loss of $5.8 million in the same period in the prior year. This improvement is primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by an increase in income tax expense.

Single Family Lending

We originate residential mortgage loans directly and through our relationship with Windermere Mortgage Services for sale into the secondary market. This segment also originates and services loans for our portfolio on a selective basis, including home equity loans and lines of credit. The majority of our mortgage loans are sold to or securitized by FNMA, FHLMC or GNMA, while we retain the right to service these loans. A small percentage of the loans are brokered or sold on a servicing-released basis to correspondent lenders.

	Three Months Ended March 31
(in thousands)	2012	2011
Net interest income	$4,011	$4,013
Provision for loan losses	—	—
Noninterest income	36,756	10,219
Noninterest expense	(17,335)	(8,787)
Inter-segment expense	(4,223)	(3,459)

Income before income taxes	19,209	1,986
Income tax benefit	(1,908)	(12)

Net income	$21,117	$1,998

Single family lending net income was $21.1 million for the three months ended March 31, 2012, an increase of $19.1 million from $2.0 million in the same period in the prior year. The increase in net income is primarily due to an increase in noninterest income, reflecting an increase in net gain on mortgage loan origination and sale activities and mortgage servicing income. See — “Results of Operations, Noninterest Income—Net gain on mortgage loan origination and sale activities.” This increase was partially offset by an increase in noninterest expense, as salaries and related costs increased consistent with the expansion of single family lending operations.

Income Property Lending

We originate commercial real estate loans with a focus on multifamily lending through our FNMA DUS business. These loans are sold to or securitized by FNMA, and we generally continue to service them after the sale. At March 31, 2012 and December 31, 2011, we serviced $766.4 million and $758.5 million, respectively, of loans we had originated and sold to FNMA under their DUS program. We also originate commercial construction and land loans, bridge loans and permanent loans for our own portfolio.

	Three Months Ended March 31
(in thousands)	2012	2011
Net interest income	$2,624	$2,754
Provision for loan losses	—	—
Noninterest income	1,438	852
Noninterest expense	(710)	(999)
Inter-segment expense	(783)	(747)

Income before income taxes	2,569	1,860
Income tax benefit	(255)	(11)

Net income	$2,824	$1,871

Income property net income was $2.8 million for the three months ended March 31, 2012, an increase of $953,000, from net income of $1.9 million for the same period in the prior year. The increase in net income is primarily due to an increase in noninterest income as FNMA DUS loan originations increased to $15.7 million in the first quarter of 2012 from $1.4 million in the first quarter of 2011.

Residential Construction Lending

We originate residential construction and land loans primarily for our own portfolio. Beginning in 2007, we substantially curtailed new originations in order to reduce our concentration in this category. We plan to resume residential construction lending with a focus on homebuilding and single home construction loans.

	Three Months Ended March 31
(in thousands)	2012	2011
Net interest income (loss)	$414	$536
Provision for loan losses	—	—
Noninterest income	2	3
Noninterest expense	(2,872)	(10,142)
Inter-segment expense	(442)	(634)

Loss before income taxes	(2,898)	(10,237)
Income tax expense	288	59

Net loss	$(3,186)	$(10,296)

Residential construction lending recorded a loss of $3.2 million for the three months ended March 31, 2012, improving results by $7.1 million from a loss of $10.3 million for the same period in the prior year. The net loss decreased primarily due to a decrease in noninterest expense, reflecting a decrease in OREO valuation losses.

Off-Balance Sheet Arrangements

In the normal course, we are a party to financial instruments with off-balance-sheet risk. These financial instruments (which include commitments to originate loans and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements. These transactions are designed to (1) meet the financial needs of our customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources and/or (4) optimize capital.

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see Note 13, Commitments, Guarantees and Contingencies in our 2011 Annual Report on Form 10-K and Note 9, Commitments, Guarantees and Contingencies to the Financial Statements in this Form 10-Q.

Enterprise Risk Management

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Among these risks are credit risk, market risk, which includes interest rate and price risk, liquidity risk and operational risk. We are also subject to risks associated with compliance/regulatory, strategic and reputational matters.

For further discussion about these risks and how they are managed by the Company, see the Enterprise Risk Management discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations the 2011 Annual Report on Form 10-K.

Credit Risk Management

The following discussion highlights developments since December 31, 2011 and should be read in conjunction with the Credit Risk Management section of our 2011 Annual Report on Form 10-K.

Credit risk is defined as the risk to current or anticipated earnings or capital arising from an obligor’s failure to meet the terms of any contract with the Company, including those in the lending, securities and derivative portfolios or otherwise perform as agreed. Factors relating to the degree of credit risk include the size of the asset or transaction, the contractual terms of the related documents, the credit characteristics of the borrower, the channel through which assets are acquired, the features of loan products or derivatives, the existence and strength of guarantor support, the availability, quality and adequacy of any underlying collateral and the economic environment after the loan is originated or the asset is acquired. Our overall portfolio credit risk is also impacted by asset concentrations within the portfolio.

Asset Quality and Nonperforming Assets

The primary markets in which we do business have been impacted by the deterioration in the U.S. housing market that began in 2007. Faced with unfavorable market conditions, more borrowers have defaulted on their loans, thereby contributing to an increase in delinquency rates, which peaked in our loan portfolio during 2009 and continue to be higher than historical averages through March 31, 2012. We generally stopped our new loan origination for investment in 2008 to enable us to focus on problem loan resolution and improve overall asset quality. During 2009 and through March 31, 2012, our lending practices and underwriting standards tightened as we shifted to primarily originating single family loans that conform to government-sponsored enterprise parameters and FNMA DUS multifamily loans, substantially all of which were designated for sale. Going forward with the successful completion of our initial public offering and the termination of the Bank Order, we plan to restart all of our traditional lines of lending and grow our loans held for investment portfolio.

Classified assets have increased to $208.8 million or 8.8% of total assets as of March 31, 2012, compared with $188.2 million, or 8.3% of total assets, as of December 31, 2011. The increase from December 31, 2011 primarily reflects the downgrade of $48.9 million of loans, mostly related to performing single family trouble debt restructurings as well as income property loans. These increases were partially offset by upgrades of $4.9 million and $23.4 million of OREO sales and loan charge-offs and pay-downs.

Nonperforming assets decreased to $107.2 million, or 4.5% of total assets at March 31, 2012, compared to $115.1 million, or 5.1% of total assets, as of December 31, 2011. Nonaccrual loans were $75.6 million as of March 31, 2012, and $76.5 million as of December 31, 2011, and OREO balances totaled $31.6 million and $38.6 million at the same dates. For the first quarter of 2012, net charge-offs totaled $7.4 million, compared with $10.6 million during the fourth quarter of 2011.

As problem loans are resolved and credit losses are realized, the balance of and the credit risk inherent within the loans held for investment portfolio declines. Consequently, the level of our allowance for loan losses has also declined. Our loans held for investment portfolio, excluding the allowance for loan losses, decreased $12.9 million, or 1.0%, during the first quarter of 2012. As of March 31, 2012 the allowance for loan losses decreased to $35.2 million, or 2.65% of the loans held for investment portfolio, compared with $42.7 million or 3.18%, as of December 31, 2011. The decrease in the allowance for loan losses as a percentage of the loans held for investment portfolio reflects, among other things, the reduction of specific reserves associated with two nonperforming loans. In April 2012, bankruptcy courts affirmed the Bank’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate net book values of $26.6 million. The settlement was recognized as a subsequent event as of March 31, 2012. Consequently, the Company charged-off the recorded investment of $4.8 million for one loan and reduced the remaining specific reserves associated with both loans by $7.1 million.

These credit trends resulted in no provision for loan losses for the first quarter of 2012, consistent with the fourth quarter of 2012. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. The methodology for evaluating the appropriateness of the allowance for loan losses has two basic elements: first, identification of impaired loans and the measurement of impairment for each individual loan so identified; and second, a method for collectively evaluating impairment of all other loans not identified as impaired. For further discussion related to credit policies and estimates see Management’s Discussion and Analysis of Financial Condition and Result of Operations, Critical Accounting Policies and Estimates — Allowance for Loan Losses” within the 2011 Annual Report on Form 10-K.

The following table presents the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without an asset-specific allowance, as of March 31, 2012 and December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2012
Loans with no related allowance recorded	$76,566	$89,531	$—
Loans with an allowance recorded	103,408	108,208	11,941

Total	$179,974	$197,739	$11,941

December 31, 2011
Loans with no related allowance recorded	$94,825	$108,112	$—
Loans with an allowance recorded	82,540	87,781	18,717

Total	$177,365	$195,893	$18,717

The Company had 153 impaired loans totaling $180.0 million at March 31, 2012 and 145 impaired loans totaling $177.4 million at December 31, 2011. The average recorded investment in these loans as of March 31, 2012 and December 31, 2011 was $178.7 million and $160.7 million, respectively. Impaired loans totaling $103.4 million and $82.5 million had a valuation allowance of $11.9 million and $18.7 million at March 31, 2012 and December 31, 2011, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class for the periods indicated.

	At March 31, 2012			At December 31, 2011
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans

Consumer loans
Single family	$11,667	33.0%	37.9%	$10,671	24.9%	36.9%
Home equity	4,531	12.8%	11.5%	4,623	10.8%	11.8%

	16,198	45.8%	49.4%	15,294	35.7%	48.7%

Commercial loans
Commercial real estate	4,898	13.8%	29.3%	4,321	10.1%	29.8%
Multifamily residential	346	1.0%	4.2%	335	0.8%	4.2%
Construction/land development	12,716	35.9%	11.9%	21,237	49.6%	12.9%
Commercial business	1,244	3.5%	5.2%	1,613	3.8%	4.4%

	19,204	54.2%	50.6%	27,506	64.3%	51.3%

Total allowance for credit losses	$35,402	100.0%	100.0%	$42,800	100.0%	100.0%

The following table presents activity in our allowance for credit losses for the periods indicated.

	For the three months ended March 31,
	2012	2011
(in thousands)

Allowance at the beginning of period	$42,800	$64,566
Provision for loan losses	—	—
Recoveries:
Consumer
Single family residential	—	—
Home equity	65	8

	65	8

Commercial
Construction/land development	128	4,294
Commercial business	12	170

	140	4,464

Total recoveries	205	4,472

Charge-offs:
Consumer
Single family residential	1,275	1,713
Home equity	1,349	905

	2,624	2,618

Commercial
Commercial real estate	26	69
Construction/land development	4,812	3,468
Commercial business	141	417

	4,979	3,954

Total charge-offs	7,603	6,572

(Charge-offs), net of recoveries	(7,398)	(2,100)

Balance at end of period	$35,402	$62,466

We regularly review loans in our portfolio to assess credit quality indicators and determine appropriate loan classification and grading in accordance with applicable regulations.

On the basis of the review as of March 31, 2012, management identified and graded $215.0 million of loans as Watch, $109.9 million of loans as Special Mention, $177.2 million of loans as Substandard and none of these loans as Doubtful or Loss. When referring to ‘adversely classified assets,’ such assets include loans graded as Substandard, Doubtful and Loss as well as other real estate owned. The total amount of adversely classified assets was $208.8 million and $188.2 million as of March 31, 2012 and December 31, 2011, respectively.

The following table sets forth our loans held for investment portfolio and loans graded special mention, substandard and designated as nonaccrual for the periods indicated below.

Balances as of March 31, 2012 (in thousands)
			Special Mention		Substandard
	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Nonaccrual
Loan Category	(1)	(2)	(1)	(2)	(1)(3)	(2)(3)	(2)
Consumer loans
Single family	$506,103	$506,103	$26,338	$26,233	$42,889	$40,952	$14,290
Home equity	223,275	152,924	1,046	1,042	3,205	2,956	1,853

	729,378	659,027	27,384	27,275	46,094	43,908	16,143

Commercial loans
Commercial real estate	392,044	391,727	41,977	41,967	50,609	47,658	9,222
Multifamily residential	56,331	56,328	3,447	3,269	5,573	5,164	—
Construction/land development	168,429	158,552	40,014	34,342	94,354	78,841	49,708
Commercial business	89,910	68,932	4,878	3,072	1,756	1,581	502

	706,714	675,539	90,316	82,650	152,292	133,244	59,432

Total	1,436,092	1,334,566	$117,700	$109,925	$198,386	$177,152	$75,575

Undisbursed construction loan funds	(9,877)	n/a
Undisbursed home equity and business banking line funds	(91,649)	n/a
Net deferred loan fees and discounts	(3,891)	(3,891)
Allowance for loan and lease losses (4)	(35,204)	(35,204)

Loans held for investment, net	$1,295,471	$1,295,471

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of charge-offs.
(4)	Allowance for loan losses includes specific valuation allowances of $11.9 million.

Balances as of December 31, 2011 (in thousands)
			Special Mention		Substandard
	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Nonaccrual
Loan Category	(1)	(2)	(1)	(2)	(1)(3)	(2)(3)	(2)
Consumer loans
Single family	$496,845	$496,934	$45,412	$45,412	$12,104	$12,104	$12,104
Home equity	230,838	158,936	2,061	2,056	2,538	2,464	2,464

	727,683	655,870	47,473	47,468	14,642	14,568	14,568

Commercial loans
Commercial real estate	402,457	402,139	52,466	52,456	46,788	46,788	10,184
Multifamily residential	56,448	56,379	508	508	8,004	7,938	2,394
Construction/land development	183,066	173,405	51,054	46,019	80,553	78,601	48,387
Commercial business	82,172	59,831	7,900	6,818	1,701	1,700	951

	724,143	691,754	111,928	105,801	137,046	135,027	61,916

Total	1,451,826	1,347,624	$159,401	$153,269	$151,688	$149,595	$76,484

Undisbursed construction loan funds	(9,661)	n/a
Undisbursed home equity and business banking line funds	(94,541)	n/a
Net deferred loan fees and discounts	(4,062)	(4,062)
Allowance for loan and lease losses (4)	(42,689)	(42,689)

Loans held for investment, net	$1,300,873	$1,300,873

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of charge-offs.
(4)	Allowance for loan losses includes specific valuation allowances of $18.7 million.

Loans are placed on nonaccrual when collection of principal or interest is doubtful, generally when a loan becomes 90 days or more past due. For further discussion on nonaccrual policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates — Allowance for Loan Losses within our 2011 Annual Report on Form 10-K.

Loans are reported as troubled debt restructurings (“TDRs”) when the Company grants concessions that we would not otherwise consider to borrowers experiencing financial difficulty. For further discussion on TDR policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk Management—Troubled Debt Restructuring Policy in our 2011 Annual Report on Form 10-K.

The following table presents the composition of TDRs by accrual and nonaccrual status, for the periods indicated.

(in thousands)	At March 31, 2012
	Accrual	Nonaccrual	Total
Consumer
Single family residential	$61,589	$3,489	$65,078
Home equity	2,145	347	2,492

	63,734	3,836	67,570

Commercial
Commercial real estate	25,778	—	25,778
Multifamily residential	6,045	—	6,045
Construction/land development	7,978	17,929	25,907
Commercial business	287	360	647

	40,088	18,289	58,377

	$103,822	$22,125	$125,947

	At December 31, 2011
	Accrual	Nonaccrual	Total
Consumer
Single family residential	$53,030	$3,551	$56,581
Home equity	2,056	419	2,475

	55,086	3,970	59,056

Commercial
Commercial real estate	25,040	—	25,040
Multifamily residential	6,053	—	6,053
Construction/land development	8,799	18,633	27,432
Commercial business	191	687	878

	40,083	19,320	59,403

	$95,169	$23,290	$118,459

The following table presents the composition of nonperforming assets at the dates indicated.

(in thousands)	At March 31, 2012	At December 31, 2011

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family residential	$14,290	$12,104
Home equity	1,853	2,464

	16,143	14,568

Commercial
Commercial real estate	9,222	10,184
Multifamily residential	—	2,394
Construction/land development	49,708	48,387
Commercial business	502	951

	59,432	61,916

Total loans on nonaccrual	75,575	76,484

Other real estate owned (2)	31,640	38,572

Total nonperforming assets	$107,215	$115,056

Loans 90 days or more past due and accruing (3)	$39,939	$35,757

Performing TDR loans (4)	$103,822	$95,169
Nonperforming TDR loans (4)	22,125	23,290

Total TDR loans	$125,947	$118,459

Allowance for loan losses as a percent of nonaccrual loans	46.6%	55.8%
Nonaccrual loans as a percentage of total loans	5.7%	5.7%
Nonperforming assets as a percentage of total assets	4.5%	5.1%

(1)	If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $0.8 million for the three months ended March 31, 2012 and $4.9 million for the year ended December 31, 2011.
(2)	Other real estate owned is shown net of related charge-offs.
(3)	Loans that are well secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due. FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. All single family loans in this category are GNMA loans.
(4)	At March 31, 2012, TDRs (performing and nonperforming) are comprised of 148 loan relationships totaling $125.9 million, including $65.1 million of single family residential loans and $25.9 million of commercial construction and land development loans.

Delinquent loans and other real estate owned by loan type consisted of the following.

	March 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing (1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family residential	$13,959	$4,939	$14,290	$37,098	$70,286	$3,243
Home equity	1,422	759	1,853	—	4,034	—

	15,381	5,698	16,143	37,098	74,320	3,243

Commercial loans
Commercial real estate	—	—	9,222	—	9,222	284
Multifamily residential	—	—	—	—	—	—
Construction/land development	4,062	9,629	49,708	2,841	66,240	28,113
Commercial business	179	—	502	—	681	—

	4,241	9,629	59,432	2,841	76,143	28,397

Total	$19,622	$15,327	$75,575	$39,939	$150,463	$31,640

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing (1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family residential	$7,694	$8,552	$12,104	$35,757	$64,107	$6,600
Home equity	957	500	2,464	—	3,921	—

	8,651	9,052	14,568	35,757	68,028	6,600

Commercial loans
Commercial real estate	—	—	10,184	—	10,184	2,055
Multifamily residential	—	—	2,394	—	2,394	—
Construction/land development	9,916	—	48,387	—	58,303	29,917
Commercial business	—	—	951	—	951	—

	9,916	—	61,916	—	71,832	31,972

Total	$18,567	$9,052	$76,484	$35,757	$139,860	$38,572

(1)	Loans that are well secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due. FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. All single family loans in this category are GNMA loans.

Liquidity Risk and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands of depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. We have established liquidity guidelines for HomeStreet, Inc. as well as for its banking subsidiaries.

HomeStreet, Inc. and the Bank have separate liquidity risk management policies as each has different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. In the past, we have raised longer-term funds through the issuance of senior debt and trust preferred securities (“TruPS”). The main cash outflows are distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. Under the Company Order and the Bank memorandum of understanding, both HomeStreet, Inc. and the Bank are prohibited from paying dividends without regulatory consent. The Company is also contractually restricted from paying dividends to shareholders under the terms of our TruPS, for so long as the TruPS interest payments are in deferral and we have deferred all interest payments on the TruPS since December 2008. As a result, no dividends were paid to shareholders in 2009, 2010 and 2011.

On February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share. Net proceeds to HomeStreet were $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed to the Bank on April 26, 2012, leaving approximately $23.7 million in available capital at the Company to be used for general corporate purposes, including payment of deferred and current interest on our TruPS.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase and advances from the Federal Reserve Bank of San Francisco, or FRBSF. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. As of March 31, 2012 our primary liquidity ratio was 39.8%, compared with 35.3% as of December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Bank had borrowing capacity of $241.6 million and $231.4 million from the FHLB, respectively, and $141.2 and $99.9 million from the FRBSF, respectively.

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

Further, we have been notified by the FRBSF that, due to our regulatory agreements, we face increases in borrowing costs and increases in administration and oversight by FRBSF. As a practical matter, this limitation may serve to increase our costs of funding or may make it more difficult for us to take the steps necessary to preserve this source of financing.

Capital Resources

Shareholders’ equity was $191.2 million as of March 31, 2012, compared with $86.4 million as of December 31, 2011, an increase of $104.8 million, or 121.3%. The increase is primarily due to the capital raised in our initial public offering, which provided $86.4 million of net proceeds as well as net income of $19.1 million for the first quarter of 2012. There were no dividends declared or paid, share repurchases or deferred compensation recorded during the three months ended March 31, 2012.

Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. The FDIC currently measures a bank’s capital using (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 leverage ratio. In order to qualify as “well capitalized,” a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%. In order to be deemed “adequately capitalized,” a bank generally must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0%. The FDIC retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile. Under the Bank’s memorandum of understanding, we agreed to maintain a Tier 1 leverage capital ratio of at least 9.0%.

As of March 31, 2012, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 15.5%, 14.2% and 9.3%, respectively, compared with 11.2%, 9.9% and 6.0%, respectively as of December 31, 2011. As such, at March 31, 2012 the Bank was “well capitalized” within the meaning of the FDIC’s “prompt corrective action” rules.

The Bank’s actual capital amounts and ratios are included in the following table.

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$228,227	15.5%	$118,204	8.0%	$147,756	10.0%
Tier I risk-based capital (to risk-weighted assets)	209,549	14.2%	59,102	4.0%	88,653	6.0%
Tier I leverage capital (to average assets)	209,549	9.3%	90,224	4.0%	112,780	5.0%

As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$152,829	11.2%	$109,627	8.0%	$137,034	10.0%
Tier I risk-based capital (to risk-weighted assets)	135,383	9.9%	54,814	4.0%	82,220	6.0%
Tier I leverage capital (to average assets)	135,383	6.0%	89,705	4.0%	112,132	5.0%

The following table presents the Bank’s capital as compared to the minimum regulatory capital requirement included in the Bank’s informal supervisory agreement as of March 31, 2012.

	The Bank’s Capital		Capital Ratio Requirement		Capital Surplus
(in thousands)
Tier 1 leverage capital	$209,549	9.3%	$203,004	9.0%	$6,545

Accounting Developments

See Financial Statements and Supplementary Data—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

For a discussion of the quantitative and qualitative disclosures about market risk, see Quantitative and Qualitative Disclosures About Market Risk, Market Risk Management in our 2011 Annual Report on Form 10-K.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no proceedings that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or that there is a reasonable possibility that a loss or additional loss may have been incurred. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future liquidity, consolidated financial position and/or results of operations.

ITEM 1A	RISK FACTORS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in the 2011Annual Report on Form 10-K.

An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors”, “Regulation and Supervision” and Enterprise Risk Management” sections in our 2011 Annual Report on Form 10-K for more information about risks. Any factor described in this Report or in our 2011 Annual Report on Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in the Company. There are factors not discussed in this Report or in our 2011 Annual Report on Form 10-K that could adversely affect our financial results and condition.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive and Acting Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certification of Periodic Financial Report by Chief Executive and Acting Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.(2)

101.INS	XBRL Instance Document(3)(4)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document(3)

(1)	Filed herewith.
(2)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(3)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(4)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 14, 2012.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President, Chief Executive Officer and Acting Chief Financial Officer