Form 10-Q
period 2012-06-30
HomeStreet, Inc.
filed 2012-08-10
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
Commission file number: 001-35424
________________________________
HOMESTREET, INC.
(Exact name of registrant as specified in its charter)
________________________________

Washington	91-0186600
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
601 Union Street, Suite 2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 31, 2012 there were 7,163,753 shares of no par value Common Stock outstanding.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (including interest-bearing instruments of $53,041 and $246,113)	$75,063	$263,302
Investment securities available for sale	415,610	329,047
Loans held for sale (includes $400,019 and $130,546 carried at fair value)	412,933	150,409
Loans held for investment (net of allowance for loan losses of $26,910 and $42,689)	1,235,253	1,300,873
Mortgage servicing rights (includes $70,585 and $70,169 carried at fair value)	78,240	77,281
Other real estate owned	40,618	38,572
Federal Home Loan Bank stock, at cost	37,027	37,027
Premises and equipment, net	10,226	6,569
Accounts receivable and other assets	119,977	61,877
	$2,424,947	$2,264,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$1,904,749	$2,009,755
Federal Home Loan Bank advances	65,590	57,919
Securities sold under agreements to repurchase	100,000	—
Accounts payable and accrued expenses	78,728	49,019
Long-term debt	61,857	61,857
	2,210,924	2,178,550
Shareholders’ equity:
Preferred stock, no par value, Authorized 10,000 shares, Issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, Authorized 80,000,000, Issued and outstanding, 7,162,607 shares and 2,701,749 shares	511	511
Additional paid-in capital	88,637	31
Retained earnings	118,793	81,746
Accumulated other comprehensive income	6,082	4,119
	214,023	86,407
	$2,424,947	$2,264,957

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2012	2011	2012	2011
Interest income:
Loans	$17,250	$17,947	$33,803	$36,615
Investment securities available for sale	2,449	1,848	4,688	3,706
Other	56	73	192	157
	19,755	19,868	38,683	40,478
Interest expense:
Deposits	4,198	6,538	9,077	13,579
Federal Home Loan Bank advances	535	959	1,209	2,267
Securities sold under agreements to repurchase	50	—	50	—
Long-term debt	271	457	736	1,128
Other	3	—	9	—
	5,057	7,954	11,081	16,974
Net interest income	14,698	11,914	27,602	23,504
Provision for credit losses	2,000	2,300	2,000	2,300
Net interest income after provision for credit losses	12,698	9,614	25,602	21,204
Noninterest income:
Net gain on mortgage loan origination and sale activities	45,486	9,151	73,997	13,936
Mortgage servicing income	7,091	7,713	14,964	13,561
Income from Windermere Mortgage Services Series LLC	1,394	503	2,560	478
Gain (loss) on debt extinguishment	(939)	—	(939)	2,000
Depositor and other retail banking fees	771	795	1,506	1,535
Insurance commissions	177	258	359	621
Gain on sale of investment securities available for sale	911	1	952	1
Other	611	191	1,214	786
	55,502	18,612	94,613	32,918
Noninterest expense:
Salaries and related costs	28,224	11,700	49,575	23,839
General and administrative	6,725	4,555	11,997	7,997
Legal	724	399	1,159	1,303
Consulting	322	197	677	363
Federal Deposit Insurance Corporation assessments	717	1,265	1,957	3,014
Occupancy	2,092	1,700	3,881	3,368
Information services	1,994	1,477	3,717	2,957
Other real estate owned expense	6,049	5,666	8,569	17,420
	46,847	26,959	81,532	60,261
Income (loss) before income taxes	21,353	1,267	38,683	(6,139)
Income tax (benefit) expense	3,357	(17)	1,636	26
NET INCOME (LOSS)	$17,996	$1,284	$37,047	$(6,165)
Basic income (loss) per share	$2.53	$0.48	$6.04	$(2.28)
Diluted income (loss) per share	$2.43	$0.45	$5.80	$(2.23)
Basic weighted average number of shares outstanding	7,126,060	2,701,749	6,136,171	2,701,749
Diluted weighted average number of shares outstanding	7,412,032	2,837,691	6,386,099	2,769,720

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$17,996	$1,284	$37,047	$(6,165)
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during the period (net of tax expense of $1,571 and $1,237 for the three and six months ended June 30, 2012 and $0 and $0 for the three and six months ended June 30, 2011)	3,492	5,810	2,582	5,680
Reclassification adjustment for net gain included in net income (net of tax expense of $333 for the three and six months ended June 30, 2012 and $0 for the three and six months ended June 30, 2011)	(578)	(1)	(619)	(1)
Other comprehensive income	2,914	5,809	1,963	5,679
Comprehensive income (loss)	$20,910	$7,093	$39,010	$(486)

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2011	2,701,749	$511	$16	$65,627	$(7,365)	$58,789
Net loss	—	—	—	(6,165)	—	(6,165)
Share-based compensation expense	—	—	8	—	—	8
Other comprehensive income	—	—	—	—	5,679	5,679
Balance, June 30, 2011	2,701,749	$511	$24	$59,462	$(1,686)	$58,311

Balance, January 1, 2012	2,701,749	$511	$31	$81,746	$4,119	$86,407
Net income	—	—	—	37,047	—	37,047
Share-based compensation expense	—	—	2,216	—	—	2,216
Common stock issued	4,460,858	—	86,390	—	—	86,390
Other comprehensive income	—	—	—	—	1,963	1,963
Balance, June 30, 2012	7,162,607	$511	$88,637	$118,793	$6,082	$214,023

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,047	$(6,165)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of loans held for investment, net of additions	(554)	(540)
Amortization of investment securities	2,576	1,243
Amortization of intangibles	52	65
Amortization of mortgage servicing rights	953	666
Provision for credit losses	2,000	2,300
Provision for losses on other real estate owned	8,332	15,298
Depreciation and amortization on premises and equipment	1,121	967
Originations of loans held for sale	(1,835,017)	(694,146)
Proceeds from sale of loans held for sale	1,584,367	788,585
Fair value adjustment of loans held for sale	(11,874)	(3,053)
Fair value adjustment of foreclosed loans transferred to other real estate owned	(490)	—
Addition of originated mortgage servicing rights	(18,817)	(13,494)
Change in fair value of mortgage servicing rights	16,964	5,773
Net gain on sale of investment securities	(952)	(1)
Gain on sale of other real estate owned	(237)	(363)
Gain on early retirement of long-term debt	—	(2,000)
Net deferred income tax benefit	(13,222)	—
Share-based compensation expense	2,216	8
Cash used by changes in operating assets and liabilities:
Decrease in accounts receivable and other assets	(50,710)	(9,897)
(Increase) decrease in accrued interest receivable	(243)	945
Increase in income taxes payable	10,096	—
Decrease in income taxes receivable	1,309	148
Increase (decrease) in accounts payable and other liabilities	18,187	(23,892)
Net cash (used in) provided by operating activities	(246,896)	62,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(223,483)	(12,557)
Proceeds from sale of investment securities	119,539	9,214
Principal repayments and maturities of investment securities	19,290	5,578
Proceeds from sale of other real estate owned	18,919	84,966
Mortgage servicing rights purchased from others	(59)	(33)
Capital expenditures related to other real estate owned	(63)	(859)
Origination of loans held for investment and principal repayments, net	38,883	114,454
Net property and equipment purchased	(4,778)	(637)
Net cash (used in) provided by investing activities	(31,752)	200,126

(in thousands)	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(105,006)	$(136,087)
Proceeds from Federal Home Loan Bank advances	525,521	35,796
Repayment of Federal Home Loan Bank advances	(517,850)	(123,746)
Proceeds from securities sold under agreements to repurchase	293,500	—
Repayment of securities sold under agreements to repurchase	(193,500)	—
Repayment of long-term debt	—	(3,000)
Proceeds from stock issuance, net	87,744	—
Net cash provided by (used in) financing activities	90,409	(227,037)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188,239)	35,536
CASH AND CASH EQUIVALENTS:
Beginning of year	263,302	72,639
End of period	$75,063	$108,175
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$11,081	$17,456
Federal and state income taxes	$3,450	$8
Noncash activities -
Loans held for investment foreclosed and transferred to other real estate owned	$27,807	$31,284
Ginnie Mae loans recognized with the right to repurchase, net	$2,516	$1,215

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

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

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period and related disclosures. Although these estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Actual results could differ from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

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

NOTE 2–SIGNIFICANT RISKS AND UNCERTAINTIES:

Regulatory Agreements

On May 18, 2009, the Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Company Order”) with the Office of Thrift Supervision (the “OTS”). The Company Order most significantly provides that the Company shall not pay dividends and shall not incur, issue, renew, repurchase, make payments on (including interest), or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without prior approval of the Federal Reserve, which subsequently replaced the OTS as the primary regulator. The Company Order will remain in effect until terminated, modified, or suspended, by written notice of such action by the Federal Reserve. The Company Order, however, does not prohibit the Holding Company from transacting its normal business.

On May 8, 2009, HomeStreet Bank (the "Bank") entered into an agreement with its primary banking regulators, the Federal Deposit Insurance Corporation (“FDIC”), and the Washington State Department of Financial Institutions (“DFI”), pursuant to which we consented to the entry of an Order to Cease & Desist from certain allegedly unsafe and unsound banking practices (the “Bank Order”).

As a result of improvement in the Bank’s capital position, including the successful completion of our initial public offering and the subsequent contribution of $65.0 million of net proceeds to the Bank, and improvement in the Bank’s asset quality, management, earnings, liquidity and sensitivity to interest rates since the imposition of the Bank Order, on March 26, 2012, the FDIC and DFI terminated the Bank Order. In connection with this termination, we and those regulators have entered into a memorandum of understanding, which requires, among other things, that the Bank maintain a minimum Tier 1 leverage capital ratio of 9.0% and continue to reduce the level of adversely classified assets. The memorandum of understanding continues to prohibit the Bank from paying dividends without the regulators’ prior written consent.

NOTE 3–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of investment securities available for sale at June 30, 2012 and December 31, 2011, are summarized as follows.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
(in thousands)
June 30, 2012:
Mortgage backed:
Residential	$47,963	$312	$(139)	$48,136
Commercial	13,872	730	—	14,602
Municipal bonds	124,900	2,385	(666)	126,619
Collateralized mortgage obligations:
Residential	181,011	5,054	(33)	186,032
Commercial	9,128	37	—	9,165
US Treasury	31,084	—	(28)	31,056
	$407,958	$8,518	$(866)	$415,610
December 31, 2011:
Commercial mortgage backed	$13,941	$542	$—	$14,483
Municipal bonds	48,948	728	(92)	49,584
Collateralized mortgage obligations:
Residential	220,418	3,119	(147)	223,390
Commercial	10,081	—	(11)	10,070
US Treasury	31,540	3	(23)	31,520
	$324,928	$4,392	$(273)	$329,047

Mortgage-backed and collateralized mortgage obligations represent securities issued by Government Sponsored Enterprises (“GSEs”). Substantially all securities held are rated and considered at least investment grade, according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”).

Investment securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011 are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2012:
Mortgage backed:
Residential	$(139)	$4,498	$—	$—	$(139)	$4,498
Municipal bonds	(635)	45,513	(31)	1,155	(666)	46,668
Collateralized mortgage obligations:
Residential	(33)	9,705	—	—	(33)	9,705
US Treasury	(28)	29,551	—	—	(28)	29,551
	$(835)	$89,267	$(31)	$1,155	$(866)	$90,422
December 31, 2011:
Municipal bonds	$—	$—	$(92)	$1,095	$(92)	$1,095
Collateralized mortgage obligations
Residential	(147)	37,807	—	—	(147)	37,807
Commercial	(11)	10,070	—	—	(11)	10,070
US Treasury	(23)	27,510	—	—	(23)	27,510
	$(181)	$75,387	$(92)	$1,095	$(273)	$76,482

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

The following tables present the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods indicated below. Contractual maturities for mortgage-backed securities and collateralized mortgage obligations were determined assuming no prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature. The weighted average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does include adjustments to a tax equivalent basis.

	At June 30,2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(in thousands)
Available for sale:
Mortgage-backed securities
Residential	$—	—%	$—	—%	$4,498	1.42%	$43,638	1.90%	$48,136	1.86%
Commercial	—	—%	—	—%	—	—%	14,602	4.72%	14,602	4.72%
Municipal bonds	—	—%	—	—%	15,561	3.59%	111,058	4.57%	126,619	4.45%
Collateralized mortgage obligations
Residential	—	—%	—	—%	—	—%	186,032	2.80%	186,032	2.80%
Commercial	—	—%	—	—%	—	—%	9,165	2.06%	9,165	2.06%
US Treasury Securities	4,060	0.21%	26,996	0.24%	—	—%	—	—%	31,056	0.24%
Total available for sale	$4,060	0.21%	$26,996	0.24%	$20,059	3.10%	$364,495	3.29%	$415,610	3.05%

	At December 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(in thousands)
Available for sale:
Commercial mortgage backed	$—	—%	$—	—%	$—	—%	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—%	—	—%	2,450	2.95%	47,134	4.65%	49,584	4.56%
Collateralized mortgage obligations
Residential	—	—%	—	—%	—	—%	223,390	2.70%	223,390	2.70%
Commercial	—	—%	—	—%	—	—%	10,070	2.06%	10,070	2.06%
US Treasury	4,010	0.23%	27,510	0.24%	—	—%	—	—%	31,520	0.24%
Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.95%	$295,077	3.02%	$329,047	2.75%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$85,492	$2,415	$119,539	$9,214
Gross gains	1,233	1	1,346	1
Gross losses	(322)	—	(394)	—

There were no securities pledged to secure advances from the Federal Home Loan Bank ("FHLB") at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011 there were $159.2 million and $22.5 million, respectively, of securities pledged to secure derivatives in a liability position and $115.3 million and $0, respectively, of securities pledged under repurchase agreements.

Tax-exempt interest income on securities available for sale totaling $1.0 million and $64 thousand for the three months ended June 30, 2012 and 2011, respectively, and $1.7 million and $131 thousand, for the six months ended June 30, 2012 and 2011, respectively, were recorded in the Company’s consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

Loans held for investment consist of the following.

(in thousands)	At June 30, 2012	At December 31, 2012
Consumer loans
Single family residential	$537,174	$496,934
Home equity	147,587	158,936
	684,761	655,870
Commercial loans
Commercial real estate	370,064	402,139
Multifamily residential	47,069	56,379
Construction/land development	83,797	173,405
Commercial business	79,980	59,831
	580,910	691,754
	1,265,671	1,347,624
Net deferred loan fees and costs	(3,508)	(4,062)
	1,262,163	1,343,562
Allowance for loan losses	(26,910)	(42,689)
	$1,235,253	$1,300,873

Loans are pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans, which totaled $443.8 million and $490.4 million at June 30, 2012 and December 31, 2011, respectively.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii.
Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At June 30, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 31.0% and 22.3% respectively. At December 31, 2011 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.4%, 23.8% and 11.1% respectively. These loans were mostly located within the Puget Sound area, particularly within King County.

Credit Quality

Management considers the level of allowance for credit losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2012. The allowance for credit losses is comprised of the allowance for loan losses as well as the allowance for unfunded credit commitments, which is reported as an other liability.

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected in the allowance for credit losses. Allowance levels are influenced by loan volumes, loan asset quality ratings (AQR) or delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions. The methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating an allowance for all other loans.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 5, Loans and Credit Quality to the Consolidated Financial Statements within the 2011 Annual Report on Form 10-K.

For the three and six months ended June 30, 2012 and 2011, activity in the allowance for credit losses by loan portfolio segment and loan class is as follows.

	Three Months Ended June 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$11,667	$(1,251)	$433	$2,016	$12,865
Home equity	4,531	(1,150)	212	1,258	4,851
	16,198	(2,401)	645	3,274	17,716
Commercial loans
Commercial real estate	4,898	(1,691)	128	1,008	4,343
Multifamily residential	346	—	—	577	923
Construction/land development	12,716	(7,223)	514	(2,985)	3,022
Commercial business	1,244	(323)	74	126	1,121
	19,204	(9,237)	716	(1,274)	9,409
Total allowance for credit losses	$35,402	$(11,638)	$1,361	$2,000	$27,125

	Three Months Ended June 30, 2011
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$11,445	$(2,708)	$—	$1,681	$10,418
Home equity	4,597	(1,468)	18	1,523	4,670
	16,042	(4,176)	18	3,204	15,088
Commercial loans
Commercial real estate	6,051	—	—	(1,976)	4,075
Multifamily residential	842	—	—	(492)	350
Construction/land development	36,751	(2,060)	1,827	2,572	39,090
Commercial business	2,780	(319)	3	(1,008)	1,456
	46,424	(2,379)	1,830	(904)	44,971
Total allowance for credit losses	$62,466	$(6,555)	$1,848	$2,300	$60,059

	Six Months Ended June 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$10,671	$(2,526)	$433	$4,287	$12,865
Home equity	4,623	(2,499)	277	2,450	4,851
	15,294	(5,025)	710	6,737	17,716
Commercial loans
Commercial real estate	4,321	(1,717)	128	1,611	4,343
Multifamily residential	335	—	—	588	923
Construction/land development	21,237	(12,035)	642	(6,822)	3,022
Commercial business	1,613	(464)	86	(114)	1,121
	27,506	(14,216)	856	(4,737)	9,409
Total allowance for credit losses	$42,800	$(19,241)	$1,566	$2,000	$27,125

	Six Months Ended June 30, 2011
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$11,977	$(4,421)	$—	$2,862	$10,418
Home equity	4,495	(2,373)	26	2,522	4,670
	16,472	(6,794)	26	5,384	15,088
Commercial loans
Commercial real estate	10,060	(69)	—	(5,916)	4,075
Multifamily residential	1,795	—	—	(1,445)	350
Construction/land development	33,478	(5,528)	6,121	5,019	39,090
Commercial business	2,761	(736)	173	(742)	1,456
	48,094	(6,333)	6,294	(3,084)	44,971
Total allowance for credit losses	$64,566	$(13,127)	$6,320	$2,300	$60,059

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total
June 30, 2012
Consumer loans
Single family residential	$9,875	$2,990	$12,865	$466,600	$70,574	$537,174
Home equity	4,620	231	4,851	144,638	2,949	147,587
	14,495	3,221	17,716	611,238	73,523	684,761
Commercial loans
Commercial real estate	3,717	626	4,343	339,259	30,805	370,064
Multifamily residential	270	653	923	41,540	5,529	47,069
Construction/land development	2,439	583	3,022	66,549	17,248	83,797
Commercial business	832	289	1,121	78,839	1,141	79,980
	7,258	2,151	9,409	526,187	54,723	580,910
Total	$21,753	$5,372	$27,125	$1,137,425	$128,246	$1,265,671

(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total
December 31, 2011
Consumer loans
Single family residential	$9,756	$915	$10,671	$437,264	$59,670	$496,934
Home equity	4,111	512	4,623	155,997	2,939	158,936
	13,867	1,427	15,294	593,261	62,609	655,870
Commercial loans
Commercial real estate	4,051	270	4,321	366,914	35,225	402,139
Multifamily residential	320	15	335	47,933	8,446	56,379
Construction/land development	4,668	16,569	21,237	103,462	69,943	173,405
Commercial business	1,177	436	1,613	58,689	1,142	59,831
	10,216	17,290	27,506	576,998	114,756	691,754
Total	$24,083	$18,717	$42,800	$1,170,259	$177,365	$1,347,624

The Company had 158 impaired relationships totaling $128.2 million at June 30, 2012 and 145 impaired relationships totaling $177.4 million at December 31, 2011. Impaired loans totaling $62.7 million and $82.5 million had a valuation allowance of $5.4 million and $18.7 million at June 30, 2012 and December 31, 2011, respectively. Interest on impaired loans, applied against loan principal or recognized as interest income, of $1.6 million and $1.1 million was recorded for cash payments received during the three months ended June 30, 2012 and 2011 respectively, and $3.0 million and $2.1 million was recorded for cash payments received during the six months ended June 30, 2012 and 2011 respectively.

The following table presents impaired loans by loan portfolio segment and loan class as of June 30, 2012 and December 31, 2011.

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance
June 30, 2012
With no related allowance recorded
Consumer loans
Single family residential	$23,592	$23,750	$—
Home equity	1,806	1,846	—
	25,398	25,596	—
Commercial loans
Commercial real estate	21,269	24,103	—
Multifamily residential	2,776	3,000	—
Construction/land development	15,879	26,039	—
Commercial business	191	634	—
	40,115	53,776	—
	$65,513	$79,372	$—
With an allowance recorded
Consumer loans
Single family residential	$46,982	$47,440	$2,990
Home equity	1,143	1,293	231
	48,125	48,733	3,221
Commercial loans
Commercial real estate	9,536	10,565	626
Multifamily residential	2,753	2,931	653
Construction/land development	1,369	1,811	583
Commercial business	950	950	289
	14,608	16,257	2,151
	$62,733	$64,990	$5,372
Total
Consumer loans
Single family residential	$70,574	$71,190	$2,990
Home equity	2,949	3,139	231
	73,523	74,329	3,221
Commercial loans
Commercial real estate	30,805	34,668	626
Multifamily residential	5,529	5,931	653
Construction/land development	17,248	27,850	583
Commercial business	1,141	1,584	289
	54,723	70,033	2,151
	$128,246	$144,362	$5,372

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance
December 31, 2011
With no related allowance recorded
Consumer loans
Single family residential	$23,617	$23,859	$—
Home equity	1,353	1,358	—
	24,970	25,217	—
Commercial loans
Commercial real estate	34,444	36,224	—
Multifamily residential	7,938	8,585	—
Construction/land development	27,019	36,781	—
Commercial business	454	1,305	—
	69,855	82,895	—
	$94,825	$108,112	$—
With an allowance recorded
Consumer loans
Single family residential	$36,053	$36,323	$914
Home equity	1,586	1,629	512
	37,639	37,952	1,426
Commercial loans
Commercial real estate	781	1,777	271
Multifamily residential	508	508	15
Construction/land development	42,924	46,527	16,569
Commercial business	688	1,017	436
	44,901	49,829	17,291
	$82,540	$87,781	$18,717
Total
Consumer loans
Single family residential	$59,670	$60,182	$914
Home equity	2,939	2,987	512
	62,609	63,169	1,426
Commercial loans
Commercial real estate	35,225	38,001	271
Multifamily residential	8,446	9,093	15
Construction/land development	69,943	83,308	16,569
Commercial business	1,142	2,322	436
	114,756	132,724	17,291
	$177,365	$195,893	$18,717

(1)	Net Book Balance, includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid Principal Balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on Net Book Balances not Unpaid Principal Balances.

The following table provides the average recorded investment in impaired loans by portfolio segment and class for the three and six months ended June 30, 2012 and 2011. Information related to interest income recognized on average impaired loan balances is not included as it is not operationally practicable to derive this.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Consumer loans
Single family residential	$89,718	$29,113	$66,535	$26,606
Home equity	4,249	2,322	2,794	2,325
	93,967	31,435	69,329	28,931
Commercial loans
Commercial real estate	56,041	30,718	33,677	32,488
Multifamily residential	9,943	8,071	6,673	8,103
Construction/land development	64,009	76,459	51,159	73,539
Commercial business	1,190	3,194	1,024	2,916
	131,183	118,442	92,533	117,046
	$225,150	$149,877	$161,862	$145,977

The following table presents designated loan grades by loan portfolio segment and loan class as of June 30, 2012 and December 31, 2011.

(in thousands)	Pass	Watch	Special mention	Substandard	Total
June 30, 2012
Consumer loans
Single family residential	$435,748	$38,603	$38,927	$23,896	$537,174
Home equity	142,897	242	2,538	1,910	147,587
	578,645	38,845	41,465	25,806	684,761
Commercial loans
Commercial real estate	181,112	103,426	46,104	39,422	370,064
Multifamily residential	12,493	28,539	3,261	2,776	47,069
Construction/land development	8,794	13,759	35,051	26,193	83,797
Commercial business	60,384	15,569	1,677	2,350	79,980
	262,783	161,293	86,093	70,741	580,910
	$841,428	$200,138	$127,558	$96,547	$1,265,671
December 31, 2011
Consumer loans
Single family residential	$395,736	$43,682	$45,412	$12,104	$496,934
Home equity	153,916	500	2,056	2,464	158,936
	549,652	44,182	47,468	14,568	655,870
Commercial loans
Commercial real estate	188,885	114,010	52,456	46,788	402,139
Multifamily residential	19,383	28,550	508	7,938	56,379
Construction/land development	29,212	19,573	46,019	78,601	173,405
Commercial business	38,851	12,462	6,818	1,700	59,831
	276,331	174,595	105,801	135,027	691,754
	$825,983	$218,777	$153,269	$149,595	$1,347,624

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class as of June 30, 2012 and December 31, 2011.

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)
June 30, 2012
Consumer loans
Single family residential	$11,055	$5,302	$40,831	$57,188	$479,986	$537,174	$33,301
Home equity	753	242	1,910	2,905	144,682	147,587	—
	11,808	5,544	42,741	60,093	624,668	684,761	33,301
Commercial loans
Commercial real estate	—	—	14,265	14,265	355,799	370,064	—
Multifamily residential	—	—	—	—	47,069	47,069	—
Construction/land development	—	—	9,373	9,373	74,424	83,797	—
Commercial business	168	—	29	197	79,783	79,980	—
	168	—	23,667	23,835	557,075	580,910	—
	$11,976	$5,544	$66,408	$83,928	$1,181,743	$1,265,671	$33,301
December 31, 2011
Consumer loans
Single family residential	$7,694	$8,552	$47,861	$64,107	$432,827	$496,934	$35,757
Home equity	957	500	2,464	3,921	155,015	158,936	—
	8,651	9,052	50,325	68,028	587,842	655,870	35,757
Commercial loans
Commercial real estate	—	—	10,184	10,184	391,955	402,139	—
Multifamily residential	—	—	2,394	2,394	53,985	56,379	—
Construction/land development	9,916	—	48,387	58,303	115,102	173,405	—
Commercial business	—	—	951	951	58,880	59,831	—
	9,916	—	61,916	71,832	619,922	691,754	—
	$18,567	$9,052	$112,241	$139,860	$1,207,764	$1,347,624	$35,757

(1)
FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. All single family loans in this category are Ginnie Mae pool loans.

The following table presents performing and nonaccrual loan balances by loan portfolio segment and loan class as of June 30, 2012 and December 31, 2011.

(in thousands)	Performing	Nonaccrual	Total
June 30, 2012
Consumer loans
Single family residential	$529,644	$7,530	$537,174
Home equity	145,677	1,910	147,587
	675,321	9,440	684,761
Commercial loans
Commercial real estate	355,799	14,265	370,064
Multifamily residential	47,069	—	47,069
Construction/land development	74,424	9,373	83,797
Commercial business	79,951	29	79,980
	557,243	23,667	580,910
	$1,232,564	$33,107	$1,265,671

(in thousands)	Performing	Nonaccrual	Total
December 31, 2011
Consumer loans
Single family residential	$484,830	$12,104	$496,934
Home equity	156,472	2,464	158,936
	641,302	14,568	655,870
Commercial loans
Commercial real estate	391,955	10,184	402,139
Multifamily residential	53,985	2,394	56,379
Construction/land development	125,018	48,387	173,405
Commercial business	58,880	951	59,831
	629,838	61,916	691,754
	$1,271,140	$76,484	$1,347,624

Loans are reported as troubled debt restructurings (“TDRs”) when the Company grants concessions that it would not otherwise consider to borrowers experiencing financial difficulty. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a TDR loan becomes 90 days or more past due for interest or principal payments.

The Company had 153 loan relationships classified as TDRs totaling $117.0 million at June 30, 2012 and unfunded commitments of $14 thousand. The Company had 126 loan relationships classified as TDRs in the amount of $118.5 million at December 31, 2011 and unfunded commitments of $32 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $427 thousand, comprised of three relationships, and $1.0 million, comprised of five relationships, as of June 30, 2012 and December 31, 2011, respectively, and are predominately comprised of loans previously repurchased from Ginnie Mae and cured by modifying interest rate terms.

The following tables present information about TDRs by loan portfolio segment and loan class as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential
	Interest rate reduction	102	$63,152	$491
	Payment restructure	12	2,547	—
		114	$65,699	$491
Home equity
	Interest rate reduction	18	$2,558	$176
	Payment restructure	6	211	—
		24	$2,769	$176
Total consumer
	Interest rate reduction	120	$65,710	$667
	Payment restructure	18	2,758	—
		138	$68,468	$667
Commercial loans
Commercial real estate
	Payment restructure	3	25,576	—
		3	$25,576	$—
Multifamily residential
	Interest rate reduction	2	$5,529	$—
		2	$5,529	$—
Construction/land development
	Interest rate reduction	5	$15,489	$8,579
	Forgiveness of principal	3	1,756	8,795
		8	$17,245	$17,374
Commercial business
	Payment restructure	2	191	391
		2	$191	$391
Total commercial
	Interest rate reduction	7	$21,018	$8,579
	Payment restructure	5	25,767	391
	Forgiveness of principal	3	1,756	8,795
		15	$48,541	$17,765
Total loans
	Interest rate reduction	127	$86,728	$9,246
	Payment restructure	23	28,525	391
	Forgiveness of principal	3	1,756	8,795
		153	$117,009	$18,432

	December 31, 2011
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential
	Interest rate reduction	76	$53,969	$270
	Payment restructure	13	2,612	—
		89	$56,581	$270
Home equity
	Interest rate reduction	12	$2,263	$7
	Payment restructure	6	212	—
		18	$2,475	$7
Total consumer
	Interest rate reduction	88	$56,232	$277
	Payment restructure	19	2,824	—
		107	$59,056	$277
Commercial loans
Commercial real estate
	Payment restructure	2	$25,040	$—
		2	$25,040	$—
Multifamily residential
	Interest rate reduction	3	$6,053	$—
		3	$6,053	$—
Construction/land development
	Interest rate reduction	6	$22,881	$8,589
	Payment restructure	1	2,750	—
	Forgiveness of principal	3	1,801	8,795
		10	$27,432	$17,384
Commercial business
	Payment restructure	4	$878	$852
		4	$878	$852
Total commercial
	Interest rate reduction	9	$28,934	$8,589
	Payment restructure	7	28,668	852
	Forgiveness of principal	3	1,801	8,795
		19	$59,403	$18,236
Total loans
	Interest rate reduction	97	$85,166	$8,866
	Payment restructure	26	31,492	852
	Forgiveness of principal	3	1,801	8,795
		126	$118,459	$18,513

The following table presents TDR balances which have subsequently re-defaulted during the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,
	2012		2011
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	12	$2,641	0	$—
Home equity	1	34	0	—
	13	2,675	0	—
Commercial loans
Construction/land development	0	—	2	14,151
Commercial business	1	29	0	—
	1	$29	2	$14,151
	14	$2,704	2	$14,151

	Six Months Ended June 30,
	2012		2011
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	23	$5,261	0	$—
Home equity	1	34	0	—
	24	5,295	0	—
Commercial loans
Construction/land development	0	—	4	19,771
Commercial business	2	389	0	—
	2	$389	4	$19,771
	26	$5,684	4	$19,771

NOTE 5–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

(in thousands)	June 30, 2012	December 31, 2011
Single family	$3,446	$7,006
Commercial real estate	3,184	2,436
Construction/land development	46,178	50,632
	52,808	60,074
Valuation allowance	(12,190)	(21,502)
	$40,618	$38,572

Activity in other real estate owned was as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$31,640	$98,863	$38,572	$170,455
Additions	24,360	26,163	29,059	32,144
Loss provisions	(5,578)	(4,739)	(8,332)	(15,298)
Reductions related to sales	(9,804)	(17,590)	(18,681)	(84,604)
Balance, end of period	$40,618	$102,697	$40,618	$102,697

For the three months ended June 30, 2012 and 2011, OREO properties were sold for a net loss of $266 thousand and a net gain of $127 thousand, respectively. For the six months ended June 30, 2012 and 2011, OREO properties were sold for a net gain of $324 thousand and $363 thousand, respectively.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$17,726	$36,178	$21,502	$29,099
Loss provisions	5,578	4,739	8,332	15,298
Charge-offs, net of recoveries	(11,114)	(3,637)	(17,644)	(7,117)
Balance, end of period	$12,190	$37,280	$12,190	$37,280

At June 30, 2012 and December 31, 2011, we had concentrations within the state of Washington representing 96.7% and 84.5%, respectively, of the total balance of other real estate owned.

At June 30, 2012, construction/land development in Washington, primarily in Thurston county, represented 84.1% of the total portfolio. At December 31, 2011, construction/land development in Washington, primarily in Thurston county, represented 68.6% of the total balance of other real estate owned.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivatives to manage exposure to market risk, interest rate risk and to assist customers with their risk management objectives. Derivative transactions are measured in terms of notional amount, which is not recorded on the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for which interest and other payments are determined. All derivatives are recorded within other assets or liabilities and carried at fair value, with changes in fair value reflected in current period earnings. At June 30, 2012 the Company did not hold any cash flow or foreign currency hedge instruments.

For further information on the policies that govern derivative and hedging activities, see Note 11, Derivatives and Hedging Activities to the Consolidated Financial Statements within the 2011 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

June 30, 2012	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability
Forward commitments	$1,106,173	$735	$(8,119)
Interest rate swaptions	120,000	—	—
Interest rate lock commitments	883,422	28,345	(8)
Interest rate swaps	372,810	7,770	(8,649)
	$2,482,405	$36,850	$(16,776)

December 31, 2011	Notional Amount	Fair Value Derivatives
		Asset	Liability
Forward commitments	$428,803	$1,206	$(2,223)
Interest rate swaptions	110,000	1	—
Interest rate lock commitments	244,138	6,836	—
Interest rate swaps	337,705	5,719	(8,777)
	$1,120,646	$13,762	$(11,000)

The ineffective portion of net gains (losses) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $(2) thousand and $(36) thousand for the three months ended June 30, 2012 and 2011, respectively and $48 thousand and $66 thousand for the six months ended June 30, 2012 and 2011, respectively.

The following table shows the net gains (losses) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$3,865	$1,103	$10,565	$(3,982)
Mortgage servicing (2)	20,254	8,774	19,739	7,186
	$24,119	$9,877	$30,304	$3,204

(1)	Comprised of mortgage loan interest rate lock commitments and forward contracts used as an economic hedge on loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of mortgage servicing rights.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consist of the following.

(in thousands)	At June 30, 2012	At December 31, 2012
Single family residential	$400,019	$130,546
Multifamily residential	12,914	19,863
	$412,933	$150,409

Loans sold during the periods indicated consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Single family residential	$962,704	$272,090	$1,497,015	$658,264
Multifamily residential	27,178	47,010	58,601	60,872
	$989,882	$319,100	$1,555,616	$719,136

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Secondary market gains(1)	$29,051	$969	$45,485	$(3,332)
Provision for repurchase losses(2)	(1,930)	(304)	(2,320)	(463)
Net gain from secondary market activities	27,121	665	43,165	(3,795)
Mortgage servicing rights originated	11,295	6,136	18,817	13,495
Loan origination and funding fees	7,070	2,350	12,015	4,236
Net gain on mortgage loan origination and sale activities	$45,486	$9,151	$73,997	$13,936

(1)
Comprised of gains and losses on single family and Fannie Mae DUS loans, interest rate lock commitments and forward sale commitments used to economically hedge loans held for sale, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the fair value of estimated future loan losses on repurchase or indemnity recognized on new loan sales.

(2)	Represents increases in estimated probable future repurchase losses on previously sold loans.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated financial statements as they are not assets of the Company. The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	June 30, 2012	December 31, 2011
Single family residential mortgage loans
U.S. government agency MBS	$7,061,232	$6,464,815
Other	407,750	420,470
	7,468,982	6,885,285
Commercial
Multifamily	772,473	758,535
Other	56,840	56,785
	829,313	815,320
Total loans serviced for others	$8,298,295	$7,700,605

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies to the Interim Consolidated Financial Statements in this Form 10-Q. The following is a summary of changes in the Company's liability for mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$861	$671	$471	$533
Additions (1)	2,215	304	2,605	463
Realized Losses (2)	(957)	(155)	(957)	(176)
Balance, end of period	$2,119	$820	$2,119	$820

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase demands.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Loans sold with recourse, such as certain single family residential loans, or as part of a loss sharing arrangement, such as multifamily loans, are included in the Company’s loans serviced for others as follows.

(in thousands)	June 30, 2012	December 31 2011
Single family residential	$289	$347
Multifamily	772,473	758,535
	$772,762	$758,882

Advances are made to Ginnie Mae mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $5.5 million and $5.8 million were recorded in accounts receivable and other assets as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the Company recorded delinquent or defaulted mortgage loans currently in Ginnie Mae pools as if they had been repurchased, totaling $4.8 million and $2.3 million, respectively. For those Ginnie Mae pool loans previously sold that are more than 90 days past due, the Company has the unilateral right to repurchase the loans. Although this right has not been exercised, such loans have been recorded as repurchased for accounting purposes. An asset was recorded in loans held for investment along with a corresponding amount within accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011. This accounting treatment does not impact the accounting for the previously recognized mortgage servicing rights.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Servicing income, net:
Servicing fees and other	$6,705	$6,736	$13,142	$12,814
Changes in fair value of single family MSRs due to modeled amortization (1)	(4,052)	(3,258)	(9,022)	(6,090)
Amortization of multifamily MSRs	(462)	(345)	(953)	(666)
	2,191	3,133	3,167	6,058
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(15,354)	(4,194)	(7,942)	317
Net gain from derivatives economically hedging MSR	20,254	8,774	19,739	7,186
	4,900	4,580	11,797	7,503
Mortgage servicing income	$7,091	$7,713	$14,964	$13,561

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

All mortgage servicing rights (“MSRs”) are initially measured and recorded at fair value at the time loans are sold. Single family MSRs are subsequently carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur.

The fair value of single family MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. The Company determines fair value using a valuation model that calculates the net present value of estimated future cash flows. Estimates of future cash flows include contractual servicing fees, ancillary income and costs of servicing, the timing of which are impacted by assumptions, primarily prepayment speeds and discount rates, regarding the underlying performance of the loans.

Key economic assumptions used in measuring the initial value of capitalized single family MSRs were as follows.

(rates per annum) (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Constant prepayment rate (2)	11.36%	12.43%	10.68%	10.68%
Discount rate (3)	10.28%	10.51%	10.33%	10.39%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

The initial measurement of the fair value of the MSRs capitalized at the date of the loan sales with servicing retained is determined using a fair value model based on factors observed for similar assets, primarily market interest rates. The initial fair value is adjusted up or down depending on whether the underlying loan pool interest rate is at a premium, discount or par.

At June 30, 2012, key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(in thousands)	June 30, 2012
Fair value of single family MSR	$70,585
Expected weighted-average life (in years)	4.01
Constant prepayment rate (1)	21.09%
Impact on fair value of 25 basis points decrease	$(6,295)
Impact on fair value of 50 basis points decrease	$(11,558)
Discount rate	10.7%
Impact on fair value of 100 basis points increase	$(1,899)
Impact on fair value of 200 basis points increase	$(3,697)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$79,381	$89,947	$70,169	$81,197
Originations	10,598	5,187	17,321	12,255
Purchases	12	30	59	33
Changes due to modeled amortization(1)	(4,052)	(3,258)	(9,022)	(6,090)
Net additions and amortization	6,558	1,959	8,358	6,198
Changes due to changes in model inputs or assumptions (2)	(15,354)	(4,194)	(7,942)	317
Ending balance	$70,585	$87,712	$70,585	$87,712

(1)	Represents changes due to collection/realization of expected future cash flows over time

(2)	Principally reflects changes in model assumptions or prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value.

Multifamily MSRs are recorded based on the estimated discounted cash flows and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$7,420	$6,005	$7,112	$6,035
Origination	697	948	1,496	1,239
Amortization	(462)	(345)	(953)	(666)
Ending balance	$7,655	$6,608	$7,655	$6,608

At June 30, 2012, the expected weighted-average life of the Company’s multifamily MSRs was 8.91 years. Projected amortization expense for the gross carrying value of multifamily MSRs at June 30, 2012 is estimated as follows.

(in thousands)	June 30, 2012
2012	$864
2013	1,467
2014	1,190
2015	993
2016	856
2017 and thereafter	2,285
Carrying value of multifamily MSR	$7,655

NOTE 8–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments may be for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in those commitments may expire without being drawn upon.

In the ordinary course of business, the Company makes unfunded loan commitments as part of its residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that it will advance the specified sums enabling the buyer to complete the purchase of the property. Unfunded loan commitments totaled $899.6 million ($871.3 million fixed and $28.3 million adjustable-rate commitments) at June 30, 2012 and $256.9 million ($250.2 million fixed and $6.7 million adjustable-rate commitments) at December 31, 2011.

In the normal course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. These commitments related to unused home equity lines of credit and business banking line funds totaled $83.5 million and $87.1 million at June 30, 2012 and December 31, 2011. Additionally, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $8.7 million and $9.7 million at June 30, 2012 and December 31, 2011, respectively. The Company has recorded an allowance for losses on loan commitments, included in accounts payable and accrued expenses on our consolidated statements of financial condition, of $215 thousand and $110 thousand at June 30, 2012 and December 31, 2011, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”)1 that are subject to a loss sharing relationship. For loans that have been sold through this program and are no longer on the Company's consolidated statement of financial condition, a liability is recorded for this loss sharing relationship under the accounting guidance for guarantees.  As of June 30, 2012 and December 31, 2011, the total principal balance of loans sold under this program totaled $772.5 million and $758.5 million. The Company’s reserve liability related to this program totaled $3.7 million and $3.6 million at June 30, 2012 and December 31, 2011, respectively. There were no actual losses incurred under this program during the three and six months ended June 30, 2012 and 2011.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to government-sponsored entities (GSEs) that include the mortgage loans in GSE-guaranteed mortgage securitizations. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans that are used to back Ginnie Mae-guaranteed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

In such cases, the Company would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive. Generally, the maximum amount of future payments the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.

The Company does not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA insured or VA guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. To the extent the Company is not able to obtain the insurance or the guarantee it must request to repurchase the loan from the Ginnie Mae pool. Such repurchases from Ginnie Mae pools typically represent a self-initiated process upon discovery of the uninsurable loan (generally within 180 days from funding of the loan). Alternatively, in lieu of repurchasing loans from Ginnie Mae pools, the Company may be asked by the FHA or the VA to indemnify them (as applicable) for defects. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

At June 30, 2012 and December 31, 2011, the Company has recorded a mortgage repurchase liability, included in accounts payable and accrued expenses on our consolidated statements of financial condition, of $2.1 million and $0.5 million , respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other contingent matters outstanding for which a loss may materialize. For these matters the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For matters determined to be reasonably possible but not probable, there may be a range of possible losses in excess of the established liability. At June 30, 2012, we reviewed our legal matters and determined that there were no matters that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of June 30, 2012.

1 DUS® is a registered trademark of Fannie Mae

NOTE 9–INCOME TAXES:

Income tax (benefit) expense for the three and six months ended June 30, 2012 was $3.4 million and $1.6 million, compared with $(17) thousand and $26 thousand for the same periods in 2011. The Company's year-to-date income tax expense is based on a projected annual effective income tax rate, which excludes discrete tax benefits of $6.3 million recognized year to date. The Company's effective tax rate differs from the Federal statutory tax rate of 35% primarily due to state income taxes on income in Oregon, Hawaii and Idaho, tax exempt income and a discrete tax benefit related to the full reversal of the Company's beginning of year valuation allowance against deferred tax assets. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available positive and negative evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. More weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, the Company had a three year cumulative pre-tax loss position in 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset and is difficult to overcome and accordingly, the Company established a valuation allowance against the net deferred tax asset at September 30, 2009.

During the second quarter 2012, management analyzed the positive and negative evidence to determine if the benefit of its net deferred tax asset will more likely than not be realized. This evidence included the Company reporting five consecutive quarters of profitability, the future reversals of deferred tax assets and deferred tax liabilities over a similar period of time, future expectations of profitability, significant improvement in overall asset quality and related credit/risk metrics and the expectation that we will be able to exit a three-year cumulative pre-tax loss position in 2012. Based on these factors, we determined during the quarter ended June 30, 2012 that we had sufficient objective positive evidence to reverse the remaining valuation allowance.

As a consequence of our recent initial public offering, we believe the Company has experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use recognized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. Based on our analysis, the change of control will not result in a loss of deferred tax benefits other than a small impact on deferred tax assets related to state income taxes in Oregon.

The Company's income tax expense for the three and six months ended June 30, 2012 includes a discrete tax benefit of $4.6 million and $6.3 million, respectively, related to the reversal of the beginning of year valuation allowance against net deferred tax assets. We expect to have income tax expense through the remainder of the year and the effective tax rate will be recalculated quarterly.

At June 30, 2012 we had a net deferred tax asset of $9.9 million compared with a net deferred tax liability of $1.8 million at December 31, 2011. For further discussion of the Company's income taxes see Note 14–Income Taxes in Company's 2011 Annual Report on Form 10-K.

NOTE 10–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement of our 2011 Annual Report on Form 10-K.

Valuation Processes

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company’s Asset/Liability Policy governs, among other things, the application and control of the valuation models used to estimate and measure fair value. On a quarterly basis the Company’s Asset/Liability Management Committee (ALCO) and the Finance Committee of the Bank's Board of Directors review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of MSRs. Additionally, at least annually ALCO commissions a complete review of the MSR validation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee of the Bank provides oversight and approves the Company’s Asset/Liability Policy. The Company obtains an MSR valuation from an independent valuation firm at least quarterly to assist with the validation of the results and the reasonableness of the assumptions used during the valuation process.

The Company’s real estate valuations are overseen by the Company’s appraisal department, which is independent of the Company’s lending and credit administration functions. The appraisal department maintains the Company’s appraisal policy and recommends changes to the policy subject to the approval of Company’s Loan Committee and the Credit Committee of the

Bank's Board of Directors. The Company’s appraisals are prepared by independent third-party appraisers and the Company’s internal appraisers. Single family appraisals are generally reviewed by the Company’s single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company’s appraisal department.

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
Multifamily loans
The sale price is set at the time the loan commitment is made, and as such subsequent changes in market conditions have a very limited effect, if any, on the value of these loans carried on the balance sheet, which are typically sold within 30 days of origination.
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
Loans held for investment – collateral dependent
Fair value is based on appraised value of collateral, which considers sales comparison and income approach methodologies. Adjustments are made for various factors, which may include:
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of loans held for investment –collateral dependent above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank Stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank Advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar maturities.	Carried at historical cost. Estimated fair value classified as Level 2.

The following presents the hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at June 30, 2012	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Mortgage backed:
Residential	$48,136	$—	$48,136	$—
Commercial	14,602	—	14,602	—
Municipal bonds	126,619	—	126,619	—
Collateralized mortgage obligations:
Residential	186,032	—	186,032	—
Commercial	9,165	—	9,165	—
US Treasury	31,056	—	31,056	—
Single family mortgage servicing rights	70,585	—	—	70,585
Single family loans held for sale	400,019	—	400,019	—
Derivatives
Forward sale commitments	735	—	735	—
Interest rate locks on loans	28,345	—	28,345	—
Interest rate swaps	7,770	—	7,770	—
Total Assets	$923,064	$—	$852,479	$70,585
Liabilities:
Derivatives
Forward sale commitments	$8,119	$—	$8,119	$—
Interest rate swaps	8,649	—	8,649	—
Interest rate locks on loans	8	—	8	—
Total Liabilities	$16,776	$—	$16,776	$—

(in thousands)	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Commercial mortgage backed	$14,483	$—	$14,483	$—
Municipal bonds	49,584	—	49,584	—
Collateralized mortgage obligations:
Residential	223,390	—	223,390	—
Commercial	10,070	—	10,070	—
US Treasury	31,520	—	31,520	—
Single family mortgage servicing rights	70,169	—	—	70,169
Single family loans held for sale	130,546	—	130,546	—
Derivatives
Forward sale commitments	1,206	—	1,206	—
Interest Rate Swaptions	1	—	1	—
Interest rate locks on loans	6,836	—	6,836	—
Interest rate swaps	5,719	—	5,719	—
Total Assets	$543,524	$—	$473,355	$70,169
Liabilities:
Derivatives
Forward sale commitments	$2,223	$—	$2,223	$—
Interest rate swaps	8,777	—	8,777	—
Total Liabilities	$11,000	$—	$11,000	$—

There were no transfers between levels of the fair value hierarchy for assets and liabilities held as of June 30, 2012 and December 31, 2011 during the respective six- and twelve-month reporting periods. For information regarding fair value changes and activity for single family MSRs during the six months ended June 30, 2012 and 2011, see Note 8–Mortgage Banking Operations of this Form 10-Q.

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following presents only those assets that were recorded at fair value during the three and six months ended June 30, 2012 and 2011 and still held at the end of the respective reporting period.

(in thousands)	For the Three Months Ended June 30, 2012
	Fair Value of Assets Still Held at June 30, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Loans held for investment(1)	$36,505	—	—	$36,505	$(2,526)
Other real estate owned(2)	12,412	—	—	12,412	(2,907)
Total	$48,917	$—	$—	$48,917	$(5,433)

(in thousands)	For the Three Months Ended June 30, 2011
	Fair Value of Assets Still Held at June 30, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Loans held for investment(1)	$84,976	—	—	$84,976	$(4,084)
Other real estate owned(2)	34,043	—	—	34,043	(4,737)
Total	$119,019	$—	$—	$119,019	$(8,821)

(in thousands)	For the Six Months Ended June 30, 2012
	Fair Value of Assets Still Held at June 30, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Loans held for investment(1)	$37,752	—	—	$37,752	$(2,702)
Other real estate owned(2)	21,885	—	—	21,885	(4,111)
Total	$59,637	$—	$—	$59,637	$(6,813)

(in thousands)	For the Six Months Ended June 30, 2011
	Fair Value of Assets Still Held at June 30, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Loans held for investment(1)	$120,472	—	—	$120,472	$(12,342)
Other real estate owned(2)	101,756	—	—	101,756	(15,001)
Total	$222,228	$—	$—	$222,228	$(27,343)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following information presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the three and six months ended June 30, 2012.

(dollars in thousands)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Input	Three months ended June 30, 2012
				Low	High
Loans held for investment	$36,505	Sales comparison approach	Comparable sale adjustments(1)	6%	57%
		Income approach	Capitalization rate	6%	11%
Other real estate owned	$12,412	Sales comparison approach	Comparable sale adjustments(1)	0%	57%
			Other discounts(2)	4%	52%

(dollars in thousands)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Input	Six Months Ended June 30, 2012
				Low	High
Loans held for investment	$37,752	Sales comparison approach	Comparable sale adjustments(1)	0%	65%
			Other discounts(2)	28%	74%
		Income approach	Capitalization rate	6%	11%
Other real estate owned	$21,885	Sales comparison approach	Comparable sale adjustments(1)	0%	70%
			Other discounts(2)	4%	64%

(1)
Represents the range of gross adjustments reflecting differences between a comparable sale and the property being appraised. Because an adjustment relates to only one of many market factors used to compare property values, such adjustments are not representative of the overall increase or decrease to the appraised value as a whole.

(2)
Includes bulk sale discounts applied to the aggregate retail value of tract development properties, accelerated marketing period discounts and time-hold or other discounts applied to derive the “as is” market value of certain properties requiring a holding period before reaching a state of feasibility or completion (e.g., “upon completion” or "upon stabilization" value).

The Company's property appraisals are primarily based on the sales comparison approach and income approach methodologies, which consider recent sales of comparable properties, including their income generating characteristics, and then make adjustments to reflect the general assumptions that a market participant would undergo when analyzing the property for purchase. These adjustments may increase or decrease an appraised value and can vary significantly depending on the location, physical characteristics and income producing potential of each individual property. Additionally, the quality and volume of market information available at the time of the appraisal can vary from period-to-period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property.

The following presents the carrying values and the hierarchy of the fair values of the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	June 30, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$75,063	$75,063	$75,063	$—	$—
Loans held for investment	1,235,253	1,276,936	—	—	1,276,936
Loans held for sale – Multifamily	12,914	12,914	—	12,914	—
Mortgage servicing rights – Multifamily	7,655	9,062	—	—	9,062
Federal Home Loan Bank stock	37,027	37,027	—	37,027	—
Liabilities:
Deposits	$1,904,749	$1,905,503	$—	$1,905,503	$—
Federal Home Loan Bank advances	65,590	69,607	—	69,607	—
Securities sold under agreements to repurchase	100,000	100,007	—	100,007	—
Long-term debt	61,857	60,246	—	60,246	—

	December 31, 2011
(in thousands)	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$263,302	$263,302
Loans held for investment	1,300,873	1,349,680
Loans held for sale – Multifamily	19,863	19,863
Mortgage servicing rights – Multifamily	7,112	8,444
Federal Home Loan Bank stock	37,027	37,027
Liabilities:
Deposits	$2,009,755	$2,012,708
Federal Home Loan Bank advances	57,919	63,243
Long-term debt	61,857	60,591

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance. This amounted to $498 thousand and $413 thousand at June 30, 2012 and December 31, 2011, respectively.

NOTE 11–DEPOSITS:

Deposit balances, including stated rates, are as follows.

(in thousands)	At June 30, 2012	At December 31, 2012
Noninterest bearing accounts	$260,103	$270,666
NOW accounts 0.00% to 0.45%	170,098	138,936
Statement savings accounts, due on demand 0.20% to 0.80%	88,104	66,898
Money market accounts, due on demand 0.00% to 1.55%	630,798	499,457
Certificates of deposit 0.20% to 5.00%	755,646	1,033,798
	$1,904,749	$2,009,755

Interest expense on deposits consists of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
NOW accounts	$124	$162	$239	$318
Statement savings accounts	93	94	176	184
Money market accounts	816	806	1,536	1,582
Certificates of deposit	3,165	5,476	7,126	11,495
	$4,198	$6,538	$9,077	$13,579

There were no public funds included in deposits as of June 30, 2012 and December 31, 2011.

The weighted-average interest rate on certificates of deposit at June 30, 2012 and December 31, 2011 was 1.55% and 1.66%, respectively.

Certificates of deposit outstanding as of June 30, 2012, mature as follows.

(in thousands)	June 30, 2012
Within one year	$590,946
One to two years	104,261
Two to three years	41,057
Three to four years	7,805
Four to five years	11,577
$755,646

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2012 and December 31, 2011 was $327.2 million and $454.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250,000 at June 30, 2012 and December 31, 2011 was $48.7 million and $67.3 million, respectively. There were no brokered deposits as of June 30, 2012 or December 31, 2011.

NOTE 12–SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:
The Company enters into security repurchase agreements primarily to finance its loan origination and sale activities. All of the Company's repurchase agreements are treated as secured borrowings on the consolidated statements of financial condition and are carried at the amounts at which the securities will be subsequently repurchased, plus accrued interest. Fees paid in connection with security repurchase agreements are recorded in interest expense.
At June 30, 2012 and December 31, 2011, the Company had $100.0 million and $0, respectively, of securities sold under agreements to repurchase. At June 30, 2012 and December 31, 2011 the Company had pledged securities under these agreements that may not be sold or repledged by the secured parties with a carrying value of $115.3 million and $0, respectively.

NOTE 13–SHARE-BASED COMPENSATION PLANS:

For the three months ended June 30, 2012 and 2011, $1.9 million and $3 thousand of compensation costs, respectively, were recognized for share-based compensation awards. For the six months ended June 30, 2012 and 2011, $2.2 million and $8 thousand of compensation costs, respectively, was recognized for share-based compensation awards.

2010 Equity Incentive Plan

In January 2010, the shareholders approved the Company's 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2010 EIP include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Bonus Awards and Incentive Bonus Awards, or a combination of the foregoing. This plan became effective during February 2012, upon the completion of the Company’s initial public offering. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2010 EIP is 706,306 shares.

Nonqualified Stock Options

Upon the successful completion of the initial public offering in February of 2012, nonqualified options were granted to key senior management personnel. A summary of changes in nonqualified stock options granted, but not vested, for the six months ended June 30, 2012, is as follows.

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (2) (in thousands)
Options outstanding at December 31, 2011	228,800	$1.53	8.9	$3,540
Granted	267,825	22.06	9.6	2,660
Cancelled or forfeited	(3,500)	1.50	—	107
Exercised	—	—	—	—
Options outstanding at June 30, 2012	493,125	12.68	9.0	9,523
Options that are exercisable and expected to be exercisable (1)	486,800	12.60	9.0	9,440
Options exercisable	175,100	1.53	8.4	5,334

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

No options have been exercised under this plan from issuance through June 30, 2012, and as such there is no cash received or income tax benefits to exercised options. As of June 30, 2012, there were $1.4 million of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of 2.4 years.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted during the six months ended June 30, 2012 was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table.

Expected term of the option	6 years
Expected stock price volatility	34.73%
Annual risk-free interest rate	1.38%
Expected annual dividend yield	2.67%

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

	Number	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2011	—	$—
Granted	99,042	22.05
Cancelled or forfeited	—	—
Vested	(88,545)	—
Restricted shares outstanding at June 30, 2012	10,497	22.33
Nonvested at June 30, 2012	10,497	22.33

At June 30, 2012, there was $206 thousand of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation costs are generally expected to be recognized over a weighted average period of 3.1 years years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date. However, for the restricted stock awards granted to senior management in connection with the initial public offering, the performance goals required to be met for certain vesting events to occur were achieved prior to that expectation, therefore any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected were immediately recognized in earnings. These restricted shares granted to key senior management personnel in February 2012 became vested based upon the achievement of certain market conditions: one-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30 day rolling average share price exceeded 50% of grant date fair value. Due to the increase in our stock price during the second quarter of 2012, these restricted stock grants were fully vested prior to June 30, 2012, and the Company recognized $1.7 million and $2.0 million in compensation expense for restricted shares during the three and six months ended June 30, 2012, respectively, predominantly related to the vesting of those 88,545 restricted shares.

NOTE 14–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share data)	2012	2011	2012	2011
Net income (loss)	$17,996	$1,284	$37,047	$(6,165)
Weighted average shares:
Basic weighted-average number of common shares outstanding	7,126,060	2,701,749	6,136,171	2,701,749
Dilutive effect of outstanding common stock equivalents (1)	285,972	135,942	249,928	67,971
Diluted weighted-average number of common stock outstanding	$7,412,032	$2,837,691	$6,386,099	$2,769,720
Earnings per share:
Basic earnings (loss) per share	$2.53	$0.48	$6.04	$(2.28)
Diluted earnings (loss) per share	$2.43	$0.45	$5.80	$(2.23)

(1)
Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012 were certain options (due to their antidilutive effect) and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents from such options and unvested restricted shares was 3,834 at June 30, 2012. There were no outstanding common stock equivalents during the three and six months ended June 30, 2011.

NOTE 15–BUSINESS SEGMENTS:

The Company has identified four business lines for the purposes of management reporting: Community Banking; Single Family Lending; Income Property Lending; and Residential Construction Lending. The results for these lines of business are based on a management accounting process that assigns income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. Our approach has focused, in the years presented, on managing revenues and expenses by segment and in total. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is based on management’s view of the Company’s operations and is not necessarily comparable with similar information for other financial services companies. The Company defines its operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change.

Community Banking provides diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans.

Single Family Lending purchases and originates single family residential mortgage loans directly and through our relationship with Windermere Mortgage Services Series LLC for sale into the secondary market. This segment also originates and services loans for our portfolio on a selective basis, including home equity loans and lines of credit.

Income Property Lending originates commercial real estate loans with a focus on multifamily lending through its Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae, and we generally continue to service them after the sale. We also originate commercial construction and land loans, bridge loans and permanent loans for our own portfolio.

Residential Construction Lending originates and services residential construction loans for our own portfolio, focusing on single family home construction that is short duration in nature. Generally we will not lend on land development projects or raw land.

The All Other category includes corporate items not specific to an operating segment and elimination of certain items that are included in more than one business segment, including: (1) asset/liability management which includes interest rate risk, liquidity position and capital. Asset/liability management responsibilities involve managing the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters impacting the Company’s balance sheet and off-balance sheet risk. Such activities include determining the optimal production composition and concentration of loans in the loan portfolio, the appropriate mix of funding sources at any given point in time and the allocation of capital resources to the business segments; (2) general corporate overhead costs associated with the Company’s facilities, legal, accounting and finance functions, human resources, and technology services; and (3) the residual impact of our cost allocation processes.

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

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	an allocation of the Company's consolidated income taxes which are based on the effective tax rate applied to the segment's pretax income or loss.

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

Financial highlights by operating segment were as follows.

	Three Months Ended June 30, 2012
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (expense) (1)	$2,675	$5,996	$2,232	$277	$3,518	$14,698
Provision for loan losses	(500)	(1,000)	(500)	—	—	(2,000)
Noninterest income	1,355	52,814	1,350	54	(71)	55,502
Noninterest expense	(5,751)	(24,034)	(3,818)	(3,416)	(9,828)	(46,847)
Inter-segment revenue (expense)	(2,556)	(5,189)	(899)	(498)	9,142	—
Income (loss) before income taxes	(4,777)	28,587	(1,635)	(3,583)	2,761	21,353
Income tax (benefit) expense	(854)	3,929	295	(562)	549	3,357
Net income (loss)	$(3,923)	$24,658	$(1,930)	$(3,021)	$2,212	$17,996

	Three Months Ended June 30, 2011
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (1)	$1,479	$3,816	$2,401	$573	$3,645	$11,914
Provision for loan losses	(112)	(1,465)	(198)	(525)	—	(2,300)
Noninterest income	1,062	15,781	1,853	93	(177)	18,612
Noninterest expense	(6,079)	(8,513)	(1,277)	(4,763)	(6,327)	(26,959)
Inter-segment revenue (expense)	(1,893)	(2,951)	(639)	(643)	6,126	—
Income (loss) before income taxes	(5,543)	6,668	2,140	(5,265)	3,267	1,267
Income tax (benefit) expense	15	(25)	(6)	7	(8)	(17)
Net income (loss)	$(5,558)	$6,693	$2,146	$(5,272)	$3,275	$1,284

	Six Months Ended June 30, 2012
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (expense) (1)	$4,936	$10,007	$4,856	$691	$7,112	$27,602
Provision for loan losses	(500)	(1,000)	(500)	—	—	(2,000)
Noninterest income	2,516	89,180	2,788	56	73	94,613
Noninterest expense	(11,603)	(40,979)	(4,528)	(6,288)	(18,134)	(81,532)
Inter-segment revenue (expense)	(4,731)	(9,412)	(1,682)	(940)	16,765	—
Income (loss) before income taxes	(9,382)	47,796	934	(6,481)	5,816	38,683
Income tax (benefit) expense	(397)	2,021	40	(274)	246	1,636
Net income (loss)	$(8,985)	$45,775	$894	$(6,207)	$5,570	$37,047

	Six Months Ended June 30, 2011
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (expense) (1)	$3,020	$7,829	$5,155	$1,109	$6,391	$23,504
Provision for loan losses	(112)	(1,465)	(198)	(525)	—	(2,300)
Noninterest income	2,196	25,841	2,705	96	2,080	32,918
Noninterest expense	(12,298)	(17,141)	(2,276)	(14,905)	(13,641)	(60,261)
Inter-segment revenue (expense)	(4,082)	(6,410)	(1,386)	(1,277)	13,155	—
Income (loss) before income taxes	(11,276)	8,654	4,000	(15,502)	7,985	(6,139)
Income tax (benefit) expense	48	(37)	(17)	66	(34)	26
Net income (loss)	$(11,324)	$8,691	$4,017	$(15,568)	$8,019	$(6,165)

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

NOTE 16–SUBSEQUENT EVENTS:

We have evaluated all material events that occurred subsequent to June 30, 2012 and have determined that there are no subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•
the factors referenced in this Form 10-Q including, but not limited to, those listed under Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q.;

•
our ability to manage the credit risks of our lending activities, including potential increases in loan delinquencies, nonperforming assets and write offs, decreased collateral values, inadequate loan reserve amounts and the effectiveness of our hedging strategies;

•
general economic conditions, either nationally or in our market area, including a continuation or worsening of the decline in the housing market, employment trends, business contraction, consumer confidence, real estate values and other recessionary pressures;

•	changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;

•	potential changes in interest rates which may affect demand for our products as well as the success of our interest rate risk management strategies;

•
compliance with regulatory requirements, including new laws and regulations such as the Dodd-Frank Act as well as restrictions that may be imposed by the FDIC, the DFI, the Federal Reserve or other regulatory authorities pursuant to the Company cease and desist order, the Bank's memorandum of understanding with its regulators, or other discretionary enhanced supervision which could adversely affect our capital, liquidity and earnings;

•	compliance with requirements of investors and/or government-owned or sponsored entities, including Fannie Mae, Freddie Mac, Ginnie Mae, FHA/HUD and VA;

•	our ability to control costs while meeting operational needs and retaining key members of our senior management team and other key managers and business producers;

•	the possibility of a significant reduction in our mortgage banking profitability if we are not able to or are limited in our ability to resell mortgages;

•	increased competition in our industry due in part to consolidation;

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements regarding future operations, plans, or regulatory approvals;

•	any statements concerning proposed new products or services;

•	any statements regarding pending or future mergers or acquisitions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

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

Summary Financial Data

	Quarter ended					Six months ended
(in thousands, except share data)	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	June 30, 2012	June 30, 2011
Operations Data (for the period ended):
Net interest income	$14,698	$12,905	$12,866	$11,970	$11,914	$27,602	$23,504
Provision for loan losses	2,000	—	—	1,000	2,300	2,000	2,300
Noninterest income	55,502	39,111	27,461	36,979	18,612	94,613	32,918
Noninterest expense	46,847	34,687	33,903	32,329	26,959	81,532	60,261
Net income (loss) before taxes	21,353	17,329	6,424	15,620	1,267	38,683	(6,139)
Income taxes	3,357	(1,721)	(602)	362	(17)	1,636	26
Net income (loss)	$17,996	$19,050	$7,026	$15,258	$1,284	$37,047	$(6,165)
Basic earnings per common share (1)	$2.53	$3.70	$2.60	$5.65	$0.48	$6.04	$(2.28)
Diluted earnings per common share (1)	$2.43	$3.55	$2.42	$5.31	$0.45	$5.80	$(2.23)
Weighted average common shares
Basic	7,126,060	5,146,283	2,701,749	2,701,749	2,701,749	6,136,171	2,701,749
Diluted	7,412,032	5,360,165	2,898,451	2,872,455	2,837,259	6,386,099	2,769,720
Common shares outstanding (1)	7,162,607	7,162,607	2,701,749	2,701,749	2,701,749	7,162,607	2,701,749
Shareholders’ equity per share	$29.88	$26.70	$31.98	$29.73	$21.58	$29.88	$21.58

Financial position (at period end):
Cash and cash equivalents	$75,063	$92,953	$263,302	$138,429	$108,175	$75,063	$108,175
Investment securities available for sale	415,610	446,198	329,047	339,453	315,715	415,610	315,715
Loans held for sale	412,933	290,954	150,409	226,590	121,216	412,933	121,216
Loans held for investment, net	1,235,253	1,295,471	1,300,873	1,360,219	1,392,238	1,235,253	1,392,238
Mortgage servicing rights	78,240	86,801	77,281	74,083	94,320	78,240	94,320
Other real estate owned	40,618	31,640	38,572	64,368	102,697	40,618	102,697
Total assets	2,424,947	2,367,497	2,264,957	2,316,839	2,233,505	2,424,947	2,233,505
Deposits	1,904,749	2,000,633	2,009,755	2,056,977	1,993,655	1,904,749	1,993,655
FHLB advances	65,590	57,919	57,919	67,919	77,919	65,590	77,919
Repurchase agreements	100,000	—	—	—	—	100,000	—
Shareholders’ equity	214,023	191,230	86,407	80,336	58,311	214,023	58,311

Financial position (averages):
Investment securities available for sale	$431,875	$381,129	$338,933	$272,294	$308,049	$406,502	$308,032
Loans held for investment	1,304,740	1,338,552	1,385,037	1,427,763	1,512,308	1,321,646	1,550,738
Total interest earning assets	2,142,451	2,090,180	2,078,506	2,019,243	2,037,468	2,116,315	2,091,188
Total interest bearing deposits	1,640,159	1,705,371	1,745,493	1,787,388	1,837,119	1,672,764	1,863,285
FHLB advances	79,490	57,919	59,169	72,267	85,097	68,704	122,257
Repurchase agreements	52,369	—	—	—	—	26,185	—
Total interest bearing liabilities	1,833,875	1,825,146	1,866,519	1,921,512	1,984,073	1,829,510	2,048,708
Shareholders’ equity	206,428	140,784	84,038	73,499	57,246	174,083	57,688

Summary Financial Data (continued)

	Quarter ended					Six months ended
(in thousands, except share data)	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	June 30, 2012	June 30, 2011
Financial performance:
Return on average common shareholders’ equity (2)	34.9%	54.1%	33.4%	83.0%	9.0%	42.6%	(21.4)%
Return on average assets	3.0%	3.3%	1.2%	2.7%	0.2%	3.2%	(0.5)%
Net interest margin (3)	2.83%	2.53%	2.50%	2.38%	2.35%	2.68%	2.26%
Efficiency ratio (4)	66.73%	66.69%	84.07%	66.05%	88.31%	66.71%	106.80%
Operating efficiency ratio (6)	58.12%	61.84%	74.78%	47.43%	69.75%	59.70%	75.93%

Credit quality:
Allowance for loan losses	$26,910	$35,204	$42,689	$53,167	$59,692	$26,910	$59,692
Allowance for loan losses/total loans	2.13%	2.64%	3.18%	3.76%	4.11%	2.13%	4.11%
Allowance for loan losses/nonaccrual loans	81.28%	46.58%	55.81%	55.91%	65.66%	81.28%	65.66%
Total classified assets	$137,165	$208,792	$188,167	$225,022	$276,476	$137,165	$276,476
Classified assets/total assets	5.66%	8.82%	8.31%	9.71%	12.38%	5.66%	12.38%
Total nonaccrual loans (5)	$33,107	$75,575	$76,484	$95,094	$90,912	$33,107	$90,912
Nonaccrual loans/total loans	2.62%	5.66%	5.69%	6.73%	6.26%	2.62%	6.26%
Other real estate owned	$40,618	$31,640	$38,572	$64,368	$102,697	$40,618	$102,697
Total nonperforming assets	$73,725	$107,215	$115,056	$159,462	$193,609	$73,725	$193,609
Nonperforming assets/total assets	3.04%	4.53%	5.08%	6.88%	8.67%	3.04%	8.67%
Net charge-offs	$10,277	$7,398	$10,586	$7,673	$4,707	$17,675	$6,807

Regulatory capital ratios for the Bank:
Tier 1 capital to total assets (leverage)	10.14%	9.29%	6.04%	5.64%	4.86%	10.14%	4.86%
Tier 1 risk-based capital	15.75%	14.18%	9.88%	8.51%	7.38%	15.75%	7.38%
Total risk-based capital	17.01%	15.45%	11.15%	9.79%	8.66%	17.01%	8.66%

(1)	Per share data shown after giving effect to the 2-for-1 forward stock split implemented on March 6, 2012 as well as the 1-for-2.5 reverse stock split implemented on July 19, 2011.

(2)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.

(3)	Net interest income divided by total interest earning assets on a tax equivalent basis.

(4)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

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

	Quarter ended					Six months ended
	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	June 30, 2012	June 30, 2011
Efficiency ratio	66.73%	66.69%	84.07%	66.05%	88.31%	66.71%	106.80%
Less impact of OREO expenses	8.61%	4.85%	9.29%	18.62%	18.56%	7.01%	30.87%
Operating efficiency ratio	58.12%	61.84%	74.78%	47.43%	69.75%	59.70%	75.93%

Summary Financial Data (continued)

	Quarter ended					Six months ended
(in thousands)	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	June 30, 2012	June 30, 2011
SUPPLEMENTAL DATA:
Loans serviced for others
Single family residential	$7,468,982	$6,947,278	$6,885,285	$6,649,546	$6,602,800	$7,468,982	$6,602,800
Multifamily	772,473	766,433	758,535	770,401	799,332	772,473	799,332
Other	56,840	59,370	56,785	57,151	57,690	56,840	57,690
Total loans serviced for others	$8,298,295	$7,773,081	$7,700,605	$7,477,098	$7,459,822	$8,298,295	$7,459,822
Loan origination activity:
Single family mortgage originations (1)	$1,068,656	$712,302	$624,111	$478,024	$323,905	$1,780,958	$599,473
Single family mortgage interest rate lock commitments	1,227,245	920,240	543,164	630,919	344,836	2,147,485	598,534
Single family mortgage loans sold	962,704	534,310	710,706	370,250	272,090	1,497,014	658,264
Multifamily mortgage originations	$35,908	$15,713	$49,071	$26,125	$49,070	$51,621	$50,480
Multifamily mortgage loans sold	27,178	31,423	33,461	25,144	47,010	58,601	60,872

(1)	Represents single family mortgage originations designated for sale during each respective period.

The following discussion should be read in conjunction with the Interim Consolidated Financial Statements and the related Notes included in Part I, Item 1 of this Form 10-Q for the quarter ended June 30, 2012. The following discussion contains statements using the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” and similar expressions (or the negative of these terms) that generally identify forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. For further discussion of such risks and uncertainties, see Part I, Item IA of HomeStreet’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“2011 Annual Report on Form 10-K”). Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Management’s Overview of Second Quarter 2012 Financial Performance

We are a 91-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses in the Pacific Northwest and Hawaii. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered savings bank that provides deposit and investment products and cash management services. HomeStreet Bank also provides loans for single family homes, commercial real estate, construction and commercial businesses. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS®”)1, in conjunction with HomeStreet Bank. We also provide insurance products and services for consumers and businesses as HomeStreet Insurance and loans for single family homes through an affiliated business arrangement, Windermere Mortgage Services Series LLC (“WMS LLC”).

We generate revenue through positive “net interest income” and by earning “noninterest income.” Net interest income is primarily the difference between our interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and fees earned on deposit services and investment and insurance sales.

At June 30, 2012, we had total assets of $2.42 billion, net loans held for investment of $1.24 billion, deposits of $1.90 billion and shareholders’ equity of $214.0 million.

Our reported net income for the second quarter of 2012 represents our fifth consecutive quarter of profitability reflecting substantial progress in the execution of our plan to address the negative impact of the economic downturn on the Company’s financial condition, results of operations and risk profile. As discussed below, during the first half of 2012 we improved or expanded major components of our business, including recapitalizing the Company, upgrading the Bank's regulatory standing, expanding our mortgage origination capacity, improving the quality of our deposits and recognizing significantly improved results of operations.

1     DUS® is a registered trademark of Fannie Mae.

Financial Performance

For second quarter 2012, net income was $18.0 million, or $2.43 per diluted share, on net revenue of $70.2 million, compared with net income of $1.3 million, or $0.45 per share, on net revenue of $30.5 million for the second quarter 2011. For the first six months of 2012, net income was $37.0 million, or $5.80 per diluted share, on net revenue of $122.2 million, compared with a net loss of $6.2 million, or $2.23 net loss per share, on net revenue of $56.4 million, for the first half of the prior year. Current-year results included income tax expense of $3.4 million for second quarter 2012, and $1.6 million for the first half of 2012, which includes a benefit related to the release of the remaining valuation allowance with respect to the Company's net deferred tax assets.

Net interest income, on a tax equivalent basis, for second quarter 2012 increased $3.2 million or 26.3%, to $15.1 million from $12.0 million a year ago. For the first six months of 2012 net interest income, on a tax equivalent basis, increased $4.7 million or 19.9%, to $28.4 million from $23.6 million in the same period last year. Our net interest margin for the second quarter of 2012 improved to 2.83% from 2.35% in the second quarter of 2011 and for the first half of 2012 improved to 2.68% from 2.26% in the same period in the prior year. The improvement in our net interest income over these periods in large part reflects the execution of our deposit product and pricing strategy, increased average balances of loans held for sale and the investment of proceeds from our initial public offering, thereby increasing the average balance of interest earning assets for the first six months of 2012.

Provision for credit losses was $2.0 million for second quarter 2012, and the first half of 2012, compared to $2.3 million for the same periods in the prior year. Asset quality trends continue to improve as nonaccrual loans declined to $33.1 million at June 30, 2012, a decrease of $43.4 million or 56.7%, from $76.5 million at December 31, 2011.

Noninterest income was $55.5 million in the second quarter 2012, an increase of $36.9 million, or 198.2%, from $18.6 million in the second quarter 2011. For the first six months of 2012, noninterest income was $94.6 million, an increase of $61.7 million, or 187.4%, from $32.9 million for the first half of the prior year. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The increase in noninterest income is predominantly due to higher net gain on mortgage loan origination and sale activities, which increased $36.3 million for second quarter of 2012 and $60.1 million for the first half of 2012 as compared to the same periods in 2011, totaling $45.5 million for second quarter 2012 and $74.0 million for the first half of 2012, compared with $9.2 million and $13.9 million for the same periods in the prior year.

Noninterest expense was $46.8 million for second quarter 2012, an increase of $19.9 million, or 73.8%, from $27.0 million a year ago. Noninterest expense was $81.5 million for the first half of 2012, an increase of $21.3 million, or 35.3%, from $60.3 million for the same period in the prior year. Noninterest expense increased primarily due to salary and related costs, which increased $16.5 million for second quarter 2012 and $25.7 million for the first half of 2012 as compared to the same periods a year ago, reflecting higher incentive compensation expenses and an increase in employees as we expanded our mortgage origination and support personnel and added lending and support personnel in our lending lines of business. For the first six months of 2012, this increase was offset by lower OREO expenses, as valuation losses decreased compared with the same period a year ago.

Income tax expense was $3.4 million for second quarter 2012 as compared to a tax benefit of $17 thousand in the second quarter of 2011. For the first six months of 2012, income tax expense was $1.6 million compared with $26 thousand for the first six months of 2011. The Company's 2012 year-to-date income tax expense of $1.6 million is based on a projected annual effective income tax rate, which excludes discrete benefits recognized year to date. The Company's effective tax rate differs from the Federal statutory tax rate of 35% primarily due to state income taxes on income in Oregon, Hawaii and Idaho, tax exempt income and a discrete tax benefit of $6.3 million related to the reversal of the Company's beginning of year valuation allowance against deferred tax assets. The reversal of the valuation allowance in the second quarter was based on the Company's assessment of its ability to fully realize its deferred tax assets in the future.

Credit Quality

Management believes that the Company’s allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2011, illustrated by the credit trends below.

For the second quarter of 2012, net charge-offs totaled $10.3 million, compared with $4.7 million for the prior year. For the first six months of 2012, net charge-offs totaled $17.7 million, compared with $6.8 million for the same period in 2011.

We recorded a $2.0 million provision for loan losses in the second quarter of 2012, compared to no provision in the preceding quarter and a $2.3 million provision in the second quarter of 2011. The allowance for loan losses decreased to $26.9 million at June 30, 2012, or 2.1% of loans held for investment, compared with $42.7 million, or 3.2% of total loans held for investment, as of December 31, 2011. The decrease in the allowance for loan losses since December 31, 2011 primarily relates to reductions in specific reserves from charge-offs from the resolution of certain nonaccrual loans as they are transferred to other real estate owned (“OREO”). Additionally, the overall level of loans in default continues to improve as seen in the improvement in nonaccrual loans and total loan delinquencies. Nonperforming assets decreased to $73.7 million at June 30, 2012, from $115.1 million at December 31, 2011. Nonaccrual loans declined to $33.1 million at June 30, 2012, compared with $76.5 million at December 31, 2011. Past due loans totaled $83.9 million, or 6.63% of total loans, at June 30, 2012, compared with $139.9 million, or 10.38% of total loans, at year end. OREO balances increased to $40.6 million at June 30, 2012, compared with $38.6 million at December 31, 2011. In April 2012, bankruptcy courts affirmed the Company’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate carrying values of $26.6 million. As a result, we charged-off $11.8 million on both loans and transferred the estimated net recovery value of $18.8 million to OREO, of which $2.3 million was sold during the second quarter of 2012.

Expansion of Mortgage Banking Operations

During the first six months of 2012, we expanded our mortgage origination capacity, accelerating our strategic plan to increase mortgage origination market share and volume by hiring approximately 242 mortgage origination personnel, 170 of whom were previously employed in Washington and Idaho by MetLife Home Loans, including MetLife's Pacific Northwest regional sales manager and its regional builder services manager, as well as regional and branch managers, loan officers and related production support staff. In the second quarter we continued to hire additional mortgage origination personnel, adding 56 loan officers and support staff. We have opened or are in the process of opening 15 new mortgage lending centers in Washington, Oregon and Idaho to accommodate the expansion of these operations.

Regulatory Matters

We improved our Bank regulatory capital ratios during the first six months of 2012, increasing our Tier 1 leverage and total risk-based capital ratios to 10.1% and 17.0%, compared with 6.0% and 11.2% as of December 31, 2011, respectively. This improvement reflects the completion of our initial public offering of common stock as well as earnings for the first six months of 2012.

On February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012). The net increase in HomeStreet's capital was $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed on April 26, 2012.

On March 26, 2012 the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”) terminated the cease and desist order for the Bank (“Bank Order”), dated May 8, 2009. The Bank Order was replaced with a memorandum of understanding that requires, among other things, the maintenance of a minimum Tier 1 leverage ratio of 9.0%, pre-approval of dividends and the continued reduction of classified assets. The Company remains under a cease and desist order (the “Company Order”) supervised by the Federal Reserve.

The Bank is no longer classified as a “troubled institution” and is now considered “well-capitalized” within the meaning of the FDIC’s prompt corrective action rules.

The termination of the Bank Order provides several benefits, including a reduction in our FDIC assessment and examination fees; allowing us to resume portfolio lending for certain lending products; allowing us to open or re-locate retail deposit branches; access federal funds lines from correspondent banks; the re-opening of certain correspondent lending channels that had previously been restricted; and increase the amount of trading partner relationships used for hedging purposes. Additionally, as a result of the termination of the Bank Order and the related impact on certain rating agency metrics, the Bank now fully complies with the seller servicer requirements of government-sponsored entities such as Fannie Mae and Freddie Mac. We believe that the termination of the Bank Order also improves the reputation of the Bank in our markets, removing any stigma associated with the Bank's prior status as a troubled institution and improving the Bank's attractiveness to current and prospective customers and employees.

In recognition of the significant improvement in the Bank's financial condition, results of operations and risk profile, the Federal Reserve Bank on July 10, 2012 granted full access to all Federal Reserve Bank lending and depository services.

On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”). The Proposed Rules would apply to certain depository institutions (including the Bank) and their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, a substantial portion of the Proposed Rules would apply to the Bank and the Company. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards adopted by the Basel Committee on Banking Supervision (“BCBS”) in December 2010, which standards are commonly referred to as “Basel III.” For further discussion, see Liquidity Risk and Capital Resources - New Proposed Capital Rules within Management's Discussion and Analysis of this Form 10-Q.
Recent Developments
On July 26, 2012, the Company announced that it will appoint Cory Stewart, age 40, as the Company's Executive Vice President and Chief Accounting Officer, effective upon receipt of approval by or non-objection from the Federal Reserve and upon the expiration, without objection, of a 30-day period after written notice is given to the FDIC and the DFI. Mr. Stewart joined the Company in March 2012 and currently serves as Senior Vice President and Controller of the Company; Senior Vice President and Finance Director of the Bank. Upon his promotion, Mr. Stewart will be the Principal Accounting Officer of the Company.

On July 26, 2012, the Company also announced that it will appoint Darrell van Amen, age 46, as the Company's Executive Vice President and Chief Investment Officer, effective upon receipt of approval by or non-objection from the Federal Reserve and upon the expiration, without objection, of a 30-day period after written notice is given to the FDIC and the DFI. Mr. van Amen currently serves as Senior Vice President and Treasurer of the Company; Senior Vice President, Asset/Liability Manager and Treasurer of the Bank. Mr. van Amen joined the Company in 2003. Upon his promotion, Mr. van Amen will be the Principal Investment Officer of the Company.

Between them, Mr. Stewart and Mr. van Amen will share the traditional functions of the office of Chief Financial Officer. Mark Mason will remain the interim Chief Financial Officer until these appointments are approved.
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

These policies and estimates are described in further detail in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies to Financial Statements in our 2011 Annual Report on Form 10-K.

Results of Operations

	At or for the three months ended June 30,		Change	At or for the six months ended June 30,		Change
(in thousands, expect per share data and ratios)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Selected statement of operations data
Total net revenue	$70,200	$30,526	130%	$122,215	$56,422	117%
Total noninterest expense	46,847	26,959	74	81,532	60,261	35
Provision for credit losses	2,000	2,300	(13)	2,000	2,300	(13)
Income tax expense (benefit)	3,357	(17)	NM	1,636	26	NM
Net income (loss)	17,996	1,284	1,302	37,047	(6,165)	NM

Financial performance
Diluted earnings per common share	2.43	0.45	440	5.80	(2.23)	NM
Return on average common shareholders’ equity	34.9%	9.0%	288	42.6%	(21.4)%	NM
Return on average assets	3.0%	0.2%	1,400	3.2%	(0.5)%	NM
Net interest margin	2.83%	2.35%	20	2.68%	2.26%	19

Capital ratios (Bank only)
Tier 1 leverage	10.1%	4.9%	106	10.1%	4.9%	106
Total risk-based capital	17.0%	11.2%	52	17.0%	8.7%	95
NM = Not meaningful

For the second quarter of 2012, net income was $18.0 million, or $2.43 per diluted share, compared with $1.3 million, or $0.45 per diluted share during the same period a year ago. For the first half of 2012, net income was $37.0 million, or $5.80 per diluted share, compared with a net loss of $6.2 million, or $2.23 loss per diluted share, for the same period a year ago.

Per share information reflects the initial public offering of 4,361,816 shares of common stock completed on February 15, 2012 and is shown giving effect to the 1-for-2.5 reverse stock split effective July 19, 2011 and the 2-for-1 forward stock split effective March 6, 2012.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax-equivalent basis related to such balances and the weighted-average rates, for the three and six months ended June 30, 2012 and 2011 were as follows.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(in thousands)
Assets:
Interest-earning assets (1):
Cash & cash equivalents	$95,599	$52	0.22%	$121,097	$69	0.23%
Investment securities	431,875	2,856	2.65%	308,049	1,880	2.44%
Loans held for sale	310,237	2,818	3.64%	96,014	1,073	4.47%
Loans held for investment	1,304,740	14,466	4.44%	1,512,308	16,912	4.48%
Total interest-earning assets	2,142,451	20,192	3.78%	2,037,468	19,934	3.92%
Noninterest-earning assets (2)	228,855			218,227
Total assets	$2,371,306			$2,255,695
Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$150,709	124	0.33%	$125,007	162	0.53%
Savings accounts	83,547	92	0.44%	55,352	94	0.69%
Money market accounts	595,579	814	0.55%	434,837	806	0.75%
Certificate accounts	810,324	3,168	1.57%	1,221,923	5,476	1.82%
Deposits	1,640,159	4,198	1.03%	1,837,119	6,538	1.44%
FHLB advances	79,490	535	2.94%	85,097	959	4.53%
Securities sold under agreements to repurchase	52,369	50	0.35%	—	—	—%
Long-term debt	61,857	271	1.75%	61,857	457	2.96%
Other borrowings	—	3	—	—	—	—
Total interest-bearing liabilities	1,833,875	5,057	1.11%	1,984,073	7,954	1.61%
Other noninterest-bearing liabilities	331,003			214,376
Total liabilities	2,164,878			2,198,449
Shareholders’ equity	206,428			57,246
Total liabilities and shareholders’ equity	$2,371,306			$2,255,695
Net interest income (3)		$15,135			$11,980
Net interest spread			2.67%			2.31%
Impact of noninterest-bearing sources			0.16%			0.04%
Net interest margin			2.83%			2.35%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments, which is a non-GAAP measure, primarily related to tax-exempt income on certain loans and securities of $437 thousand for the three months ended June 30, 2012 and $66 thousand for the three months ended June 30, 2011, respectively. The Company's estimated marginal tax rate was 36% for the periods presented.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(in thousands)
Assets:
Interest-earning assets (1):
Cash & cash equivalents	$150,522	$186	0.25%	$131,147	$151	0.23%
Investment securities	406,502	5,371	2.64%	308,032	3,771	2.45%
Loans held for sale	237,645	4,432	3.73%	101,271	2,203	4.35%
Loans held for investment	1,321,646	29,443	4.46%	1,550,738	34,488	4.46%
Total interest-earning assets	2,116,315	39,432	3.73%	2,091,188	40,613	3.90%
Noninterest-earning assets (2)	207,233			228,769
Total assets	$2,323,548			$2,319,957
Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$144,416	239	0.33%	$123,599	318	0.52%
Savings accounts	78,635	176	0.45%	54,007	184	0.69%
Money market accounts	560,385	1,534	0.55%	427,559	1,581	0.75%
Certificate accounts	889,328	7,128	1.61%	1,258,120	11,496	1.85%
Deposits	1,672,764	9,077	1.09%	1,863,285	13,579	1.48%
FHLB advances	68,704	1,209	3.52%	122,257	2,267	3.73%
Securities sold under agreements to repurchase	26,185	50	0.38%	—	—	—%
Long-term debt	61,857	736	2.38%	63,166	1,128	3.57%
Other borrowings	—	9	—	—	—	—
Total interest-bearing liabilities	1,829,510	11,081	1.22%	2,048,708	16,974	1.67%
Other noninterest-bearing liabilities	319,955			213,561
Total liabilities	2,149,465			2,262,269
Shareholders’ equity	174,083			57,688
Total liabilities and shareholders’ equity	$2,323,548			$2,319,957
Net interest income (3)		$28,351			$23,639
Net interest spread			2.52%			2.23%
Impact of noninterest-bearing sources			0.16%			0.03%
Net interest margin			2.68%			2.26%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments, which is a non-GAAP measure, primarily related to tax-exempt income on certain loans and securities of $749 thousand for the six months ended June 30, 2012 and $135 thousand for the six months ended June 30, 2011, respectively. The Company's estimated marginal tax rate was 36% for the periods presented.

We have not included interest income from nonaccrual loans in interest income. The additional interest income that would have been recorded during the period if the loans had been accruing was $319 thousand and $1.4 million for the three months ended June 30, 2012 and 2011 and $1.1 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities and advances from the Federal Home Loan Bank ("FHLB").

Net interest income, on a tax equivalent basis, for second quarter 2012 increased $3.2 million or 26.3%, to $15.1 million from $12.0 million a year ago. For the first half of 2012 net interest income increased $4.7 million or 19.9%, to $28.4 million from $23.6 million in the same period last year. Our net interest margin for the second quarter of 2012 improved to 2.83% from 2.35%, and for the first half of 2012 was 2.68% from 2.26% for the same periods in 2011. The improvement in our net interest income in large part reflects the execution of our deposit product and pricing strategy, increased average balances of our loans held for sale and the investment of proceeds from our initial public offering, thereby increasing the average balance of investment securities for the first half of 2012. We also continued our balance sheet restructuring activities such as prepaying or allowing higher cost FHLB advances to mature without renewal. During the second quarter of 2012, the Company prepaid $25.5 million of long-term FHLB advances.

Total interest income, on a tax equivalent basis, for the second quarter of 2012 was relatively flat, increasing $258 thousand or 1.3% to $20.2 million, from $19.9 million a year ago. This increase reflects a higher average balance of loans held for sale, which increased by $214.2 million or 223.1% for the second quarter of 2012 as compared to second quarter 2011, due primarily to increased closed loan volume. The increase in interest income also reflects a higher average balance of investment securities, which increased $123.8 million or 40.2% over the same periods, as proceeds from our initial public offering were invested in highly liquid securities along with proceeds from the sale of loans. These increases were largely offset by a decrease in the average balance of loans held for investment in the second quarter of 2012, which decreased $207.6 million or 13.7% as compared to the prior year and a lower interest yield on loans held for sale, which decreased 83 basis points as mortgage interest rates declined. For the first half of 2012 net interest income decreased $1.2 million or 2.9%, to $39.4 million from $40.6 million in the same period last year due to a decline in the average balance of loans held for investment, which decreased by $229.1 million or 14.8%, largely offset by an increase in the average balance of loans held for sale and investment securities.

Total interest expense for the three months ended June 30, 2012 decreased $2.9 million or 36.4% to $5.1 million, from $8.0 million for the three months ended June 30, 2011. This decrease was primarily due to a $411.6 million, or 33.7%, decline in the average balance of higher cost certificates of deposit, partially offset by an increase in money market and other core deposit accounts. Also contributing to the decrease in interest expense was the restructuring of FHLB advances, prepaying certain long term advances and utilizing short-term FHLB advances to meet short term mortgage origination and sales funding needs, which contributed to a 159 basis point decline in interest cost on FHLB advances. For the first half of 2012 net interest expense decreased $5.9 million or 34.7%, to $11.1 million from $17.0 million in the same period in the prior year, driven by a $368.8 million, or 29.3%, decline in the average balance of certificates of deposit and a $53.6 million, or 43.8%, decline in the average balance of FHLB advances.

Provision for Loan Losses

Our provision for loan losses for the three and six months ended June 30, 2012 was $2.0 million, a decrease from $2.3 million for the same periods in 2011. Asset quality trends continue to improve as nonaccrual loans declined to $33.1 million at June 30, 2012, a decrease of $57.8 million or 63.6%, from $90.9 million a year ago, and past due loans declined to $83.9 million at June 30, 2012, a decrease of $48.6 million or 36.6%, from $132.5 million a year ago.

Net charge-offs of $10.3 million for second quarter 2012 increased from $4.7 million in the second quarter of 2011, while for the first six months of 2012 net charge-offs were $17.7 million compared with $6.8 million for the same period in the prior year. Net charge-offs during the first six months of 2012 included a $11.8 million charge-off related to the settlement of collection litigation and resolution of certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million. For a more detailed discussion on our allowance for loan losses and related provision for loan losses see Credit Risk Management within Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Noninterest Income

Noninterest income was $55.5 million in second quarter 2012, an increase of $36.9 million, or 198.2%, from $18.6 million in second quarter 2011. For the first half of 2012, noninterest income was $94.6 million, an increase of $61.7 million, or 187.4%, from $32.9 million for the first half of the prior year. Our noninterest income is heavily dependent upon our single family mortgage banking activities which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. The increase in noninterest income is predominately due to higher net gain on mortgage loan origination and sale activities as detailed in the tables below.

Noninterest income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Noninterest income
Net gain on mortgage loan origination and sale activities	$45,486	$9,151	$36,335	$73,997	$13,936	$60,061
Mortgage servicing income	7,091	7,713	(622)	14,964	13,561	1,403
Income from Windermere Mortgage Services	1,394	503	891	2,560	478	2,082
Gain (loss) on debt extinguishment	(939)	—	(939)	(939)	2,000	(2,939)
Depositor and other retail banking fees	771	795	(24)	1,506	1,535	(29)
Insurance commissions	177	258	(81)	359	621	(262)
Gain on sale of investment securities available for sale	911	1	910	952	1	951
Other	611	191	420	1,214	786	428
Total noninterest income	$55,502	$18,612	$36,890	$94,613	$32,918	$61,695

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Secondary market gains(1)	$29,051	$969	$45,485	$(3,332)
Provision for repurchase losses(2)	(1,930)	(304)	(2,320)	(463)
Net gain from secondary market activities	27,121	665	43,165	(3,795)
Mortgage servicing rights originated	11,295	6,136	18,817	13,495
Loan origination and funding fees	7,070	2,350	12,015	4,236
Net gain on mortgage loan origination and sale activities	$45,486	$9,151	$73,997	$13,936

(1)
Comprised of gains and losses on single family and Fannie Mae DUS loans, interest rate lock commitments and forward sale commitments used to economically hedge loans held for sale, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the fair value of estimated future loan losses on repurchase or indemnity recognized on new loan sales.

(2)	Represents increases in estimated probable future repurchase losses on previously sold loans.

For the second quarter 2012, net gain on mortgage loan origination and sale activities was $45.5 million, an increase of $36.3 million, or 397.1%, from $9.2 million for second quarter 2011. For the first six months of 2012 net gain on mortgage loan origination and sale activities was $74.0 million, an increase of $60.1 million, or 431.0%, from $13.9 million for the same period in the prior year.

The increase for the three and six month periods of 2012 predominantly reflects the increase in single family loan production as borrowers continued to take advantage of historically low mortgage interest rates and the expansion of our mortgage lending operations in the first six months of the year as we added approximately 242 mortgage origination and support personnel, 170 of whom were previously employed with MetLife Home Loans. Single family production volumes consisted of the following.

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Production volumes:
Single family mortgage closed loan volume (1)	$1,068,656	$323,905	$744,751	$1,780,958	$599,473	$1,181,485
Single family mortgage interest rate lock commitments	1,227,245	344,836	882,409	2,147,485	598,534	1,548,951

(1)	Represents single family mortgage originations designated for sale during each respective period.

Single family closed loan production increased 229.9% for second quarter 2012 and 197.1% for the first half of 2012 as compared with the same periods in the prior year. Single family interest rate lock commitments increased by 255.9% for second quarter 2012 and 258.8% for the first half of 2012 as compared with the same periods in the prior year. Also contributing to the improvement in net gain on mortgage loan origination and sale activities was an increase in gross revenue per loan. We continue to experience historically high margins as a result of a combination of historically low mortgage interest rates, which increased demand for mortgage loan products, coupled with consolidation within the industry, limiting the capacity of mortgage loan providers to process the elevated demand. Beginning in the fourth quarter of 2010 and continuing into the second quarter of 2011 interest rates increased and demand for single family mortgage products decreased, resulting in a reduction in overall loan volume and profit margins for the three and six months ended June 30, 2011.

High production levels and margins for single family mortgage banking activities were partially offset by a provision for repurchase losses of $1.9 million recorded in second quarter 2012, which compares with $304 thousand in the prior year, reflecting an increase in estimated repurchase losses on certain previously-sold loans. The Company records its provision for repurchase losses as a reduction to net gain on mortgage loan origination and sale activities. For the first six months of 2012, the provision for repurchase losses was $2.32 million compared with $463 thousand for the same period in 2011, driven by the increase in the second quarter of 2012 in estimated repurchase losses on certain previously-sold loans. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies to the Financial Statements in this Form 10-Q.

Mortgage servicing income consisted of the following.

	Three Months Ended June 30,						Dollar Change
(in thousands)	2012			2011			2012 vs. 2011
	Single Family	Multifamily	Total	Single Family	Multifamily	Total	Total
Servicing income, net:
Servicing fees and other	$5,934	$771	$6,705	$5,549	$1,187	$6,736	$(31)
Changes in fair value of MSR due to modeled amortization (1)	(4,052)	n/a	(4,052)	(3,258)	n/a	(3,258)	(794)
Amortization	n/a	(462)	(462)	n/a	(345)	(345)	(117)
	1,882	309	2,191	2,291	842	3,133	(942)
Risk management:
Changes in fair value of MSR due to changes in model inputs and/or assumptions (2)	(15,354)	n/a	(15,354)	(4,194)	n/a	(4,194)	(11,160)
Net gain (loss) from derivatives economically hedging MSR	20,254	n/a	20,254	8,774	n/a	8,774	11,480
	4,900	—	4,900	4,580	n/a	4,580	320
Mortgage servicing income	$6,782	$309	$7,091	$6,871	$842	$7,713	$(622)

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

	Six Months Ended June 30,						Dollar Change
(in thousands)	2012			2011			2012 vs. 2011
	Single Family	Multifamily	Total	Single Family	Multifamily	Total	Total
Servicing income, net:
Servicing fees and other	$11,590	$1,552	$13,142	$10,791	$2,023	$12,814	$328
Changes in fair value due to modeled amortization (1)	(9,022)	n/a	(9,022)	(6,090)	n/a	(6,090)	(2,932)
Amortization	n/a	(953)	(953)	n/a	(666)	(666)	(287)
	2,568	599	3,167	4,701	1,357	6,058	(2,891)
Risk management:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(7,942)	n/a	(7,942)	317	n/a	317	(8,259)
Net gain (loss) from derivatives economically hedging MSR	19,739	n/a	19,739	7,186	n/a	7,186	12,553
	11,797	—	11,797	7,503	—	7,503	4,294
Mortgage servicing income	$14,365	$599	$14,964	$12,204	$1,357	$13,561	$1,403

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

For second quarter 2012, mortgage servicing income was $7.1 million, a decrease of $622 thousand or 8.1%, from $7.7 million in the prior year. For the first six months of 2012, mortgage servicing income was $15.0 million, an increase of $1.4 million or 10.3%, from $13.6 million for the six months ended June 30, 2011.

Mortgage servicing income for the second quarter of 2012 and 2011 included $4.9 million and $4.6 million, respectively, of net gains from MSR risk management. For the first six months of 2012 and 2011, net gains from MSR risk management were $11.8 million and $7.5 million, respectively. During each respective period, mortgage interest rates decreased, resulting in a decrease in the value of mortgage servicing rights as the estimated propensity for borrowers to prepay their loans increased. The decrease in MSR fair value during each respective period was more than offset by an increase in the fair value of related hedge instruments. The total loans serviced for others portfolio increased to $8.30 billion compared with $7.70 billion at December 31, 2011 and $7.46 billion at June 30, 2011.

Income from Windermere Mortgage Services Series LLC increased to $1.4 million and $2.6 million for the three and six months ended June 30, 2012 from $503 thousand and $478 thousand for the three and six months ended June 30, 2011. The increase for 2012 was primarily due to an increase in closed loan volume and interest rate lock commitments, which were $242.1 million and $222.5 million, respectively, for the three months ended June 30, 2012 compared with $114.1 million and $118.9 million for the same period in 2011. For the six months ended June 30, 2012 closed loan volume and interest rate lock commitments for WMS LLC were $431.7 million and $432.8 million, respectively, compared with $213.8 million and $201.6 million for the same periods in 2011.

Depositor and other retail banking fees for the three and six months ended June 30, 2012 were relatively consistent with 2011 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Fees:
Monthly maintenance and deposit-related fees	$393	$433	$(40)	$770	$848	$(78)
Debit Card/ATM fees	351	330	21	690	619	71
Other fees	27	32	(5)	46	68	(22)
Total depositor and other retail banking fees	$771	$795	$(24)	$1,506	$1,535	$(29)

Gain (loss) on debt extinguishment was a $939 thousand loss for the three and six months ended June 30, 2012 which related to a prepayment fee paid for the early retirement of $25.5 million of long-term FHLB advances. The Company expects this prepayment to result in lower interest expense in future periods as we continue to replace high cost long-term FHLB advances with other low cost short-term borrowings.

The Company recorded no gain or loss on debt extinguishment for the three months ended June 30, 2011, while the six months ended June 30, 2011 included a $2.0 million gain from the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2012 was $46.8 million and $81.5 million, an increase of $19.9 million and $21.3 million, or 73.8% and 35.3%, from $27.0 million and $60.3 million for the three and six months ended June 30, 2011, respectively. Noninterest expense increased for the three and six months ended June 30, 2012 primarily due to an increase in salary and related costs of $16.5 million and $25.7 million, respectively, reflecting higher commissions and incentives paid as loan production increased period to period, and an increase in the number of employees as we expanded our mortgage production and support personnel. For the six months ended June 30, 2012 this increase was partially offset by lower OREO expenses, as valuation losses related to OREO decreased in the first six months of 2012 compared with the first six months of 2011.

Noninterest expense consisted of the following.

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Noninterest expense
Salaries and related costs	$28,224	$11,700	$16,524	$49,575	$23,839	$25,736
General and administrative	6,725	4,555	2,170	11,997	7,997	4,000
Legal	724	399	325	1,159	1,303	(144)
Consulting	322	197	125	677	363	314
Federal Deposit Insurance Corporation assessments	717	1,265	(548)	1,957	3,014	(1,057)
Occupancy	2,092	1,700	392	3,881	3,368	513
Information services	1,994	1,477	517	3,717	2,957	760
Other real estate owned expense	6,049	5,666	383	8,569	17,420	(8,851)
Total noninterest expense	$46,847	$26,959	$19,888	$81,532	$60,261	$21,271

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $28.2 million and $49.6 million for the three and six months ended June 30, 2012, an increase of 141.2% and 108.0% as compared to the same periods in 2011. The increase for the three and six months ended June 30, 2012 was primarily due to an increase of $9.7 million and $15.1 million, respectively, in commissions and incentives paid as loan production increased period to period. Also contributing to the increase in salaries and related costs was an increase in full-time equivalent employees of 299, or 48.8%, since December 31, 2011.

General and administrative expense was $6.7 million and $12.0 million for the three and six months ended June 30, 2012, an increase of 47.6% and 50.0% from $4.6 million and $8.0 million in the three and six months ended June 30, 2011. This increase was primarily due to an increase in general and administrative expenses generally associated with the overall increase in business volume and personnel.

Other real estate owned expense was $6.0 million for the three months ended June 30, 2012, an increase of 6.8% from $5.7 million in the second quarter of 2011. OREO downward valuation adjustments were $5.6 million in second quarter 2012 as compared with $4.7 million in second quarter 2011. For the six months ended June 30, 2012 OREO expense was $8.6 million, a decrease of 50.8% from the same period in 2011. OREO downward valuation adjustments were $8.3 million for the first half of 2012 compared with $15.3 million for the same period in the prior year. Valuation adjustments to OREO balances have generally declined as the net balance of OREO properties has declined over the periods. General declines in property values have also continued to slow, mitigating the severity of losses realized. Lower balances of OREO properties also generally result in decreases in maintenance expenses.

Income Tax Expense (Benefit)

Income tax (benefit) expense for the three and six months ended June 30, 2012 was $3.4 million and $1.6 million, compared with $(17) thousand and $26 thousand for the same periods in 2011, respectively. The Company's income tax expense for the three and six months ended June 30, 2012 includes a discrete tax benefit of $4.6 million and $6.3 million, respectively, related to the reversal of the beginning of year valuation allowance against net deferred tax assets. The reversal of the valuation allowance was based on the Company's assessment with respect to its ability to realize deferred tax assets in the future.

As a consequence of our recent initial public offering, we believe the Company has experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use recognized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. Based on our analysis, the change of control will not result in a loss of deferred tax benefits other than a small impact on deferred tax assets related to state income taxes in Oregon.

Review of Financial Condition – Comparison of June 30, 2012 to December 31, 2011

Total assets were $2.42 billion at June 30, 2012 and $2.26 billion at December 31, 2011. The increase in total assets was primarily due to $86.4 million of net proceeds from the completion of our initial public offering of common stock, most of which was invested in securities as June 30, 2012, as well as an increase in loans held for sale reflecting increased single family loan origination volume.

Cash and Cash Equivalents totaled $75.1 million at June 30, 2012, compared with $263.3 million as of December 31, 2011, a decrease of $188.2 million or 71.5%. The decrease was primarily due to funding growth in our securities portfolio and loans held for sale since December 31, 2011.

Investment Securities Available for Sale totaled $415.6 million at June 30, 2012, as compared with $329.0 million at December 31, 2011, an increase of $86.6 million or 26.3%. The increase was primarily due to the investment of the net proceeds from our initial public offering.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We hold two securities having a face amount and a fair value of approximately $200,000, which are designated as held-to-maturity.

We carry our available-for-sale securities at fair value. The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale for the periods indicated.

	At June 30, 2012		At December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Mortgage backed securities:
Residential	$47,963	$48,136	$—	$—
Commercial	13,872	14,602	13,941	14,483
Municipal bonds (1)	124,900	126,619	48,948	49,584
Collateralized mortgage obligations:
Residential	181,011	186,032	220,418	223,390
Commercial	9,128	9,165	10,081	10,070
US Treasury securities	31,084	31,056	31,540	31,520
Total available for sale	$407,958	$415,610	$324,928	$329,047

(1)
Comprised of general obligation bonds (i.e. backed by the general credit of the issuer) and revenue bonds (i.e. back by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2012, of the bonds that are rated, no bonds were rated below “A.”

Loans Held for Sale totaled $412.9 million at June 30, 2012, compared with $150.4 million at December 31, 2011, an increase of $262.5 million or 174.5%. Loans held for sale includes single family and multifamily residential loans that are intended for sale, which typically occurs within 30 days of closing the loan. The increase in loans held for sale is primarily due to increased single family residential loan production as mortgage rates have continued to decline since the end of 2011.

Loans Held for Investment, net was $1.24 billion at June 30, 2012, a decrease of $65.6 million, or 5.0%, from December 31, 2011. The decrease was primarily due to the transfer of nonaccrual construction/land development loans to OREO and scheduled and unscheduled payoffs of commercial real estate loans.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio as of the period ends indicated.

(in thousands)	At June 30, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
Consumer loans
Single family residential	$537,174	42.4%	$496,934	36.9%
Home equity	147,587	11.7%	158,936	11.8%
	684,761	54.1%	655,870	48.7%
Commercial loans
Commercial real estate (1)	370,064	29.3%	402,139	29.8%
Multifamily residential	47,069	3.7%	56,379	4.2%
Construction/land development	83,797	6.6%	173,405	12.9%
Commercial business	79,980	6.3%	59,831	4.4%
	580,910	45.9%	691,754	51.3%
	1,265,671	100.0%	1,347,624	100.0%
Net deferred loan fees and costs	(3,508)		(4,062)
	1,262,163		1,343,562
Allowance for loan losses	(26,910)		(42,689)
	$1,235,253		$1,300,873

(1)
June 30, 2012 and December 31, 2011 balances comprised of $98.8 million and $102.4 million of owner occupied loans, respectively, and $271.2 million and $299.7 million of non-owner occupied loans, respectively.

Accounts receivable and other assets was $120.0 million at June 30, 2012, as compared with $61.9 million at December 31, 2011, an increase of $58.1 million or 93.9%. This increase was primarily due to an increase in cash provided to counterparties as collateral for derivative positions used to hedge our higher level of mortgage banking activities. A receivable is recorded for the amount of cash delivered as collateral.

Other real estate owned was $40.6 million at June 30, 2012, compared with $38.6 million at December 31, 2011, an increase of $2.0 million or 5.3%. This increase is due primarily to the transfer to OREO of an $18.8 million residential construction/land development property that had collateralized the Company’s largest nonperforming loan, partially offset by sales of OREO. During the first six months of 2012, OREO properties totaling $18.7 million were sold.

Deposits were $1.90 billion at June 30, 2012, compared with $2.01 billion at December 31, 2011, a decrease of $105.0 million or 5%. This decrease was due to managed reductions in certificate of deposit balances. Partially offsetting this decrease were increases in core consumer and business noninterest bearing accounts, NOW accounts, statement savings accounts and money market accounts, which increased as a result of our deposit pricing and product strategy which seeks to attract new consumer and commercial relationship deposits, convert deposit product preferences of existing consumers away from certificates of deposit to savings and money market accounts as well as investment products sold by HomeStreet Investment Services.

Accounts payable and accrued expenses totaled $78.7 million at June 30, 2012, compared with $49.0 million at December 31, 2011, an increase of $29.7 million, or 60.6%. This increase was primarily due to payables related to general operating expenses and derivative payables.

Shareholders’ Equity

Shareholders' equity was $214.0 million at June 30, 2012 compared with $86.4 million at December 31, 2011. This increase includes total comprehensive income of $39.0 million recognized during the six months ended June 30, 2012.

In addition, on February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012). The net increase in HomeStreet's capital was $86.4 million, which included net cash proceeds of $87.7 million received during the first six months of 2012, less $1.4 million of issuance costs paid in 2011. The Company contributed $55.0 million to the Bank on February 24, 2012 and an additional $10.0 million on April 26, 2012.

As a result of the share issuance described above, shareholders’ equity, on a per share basis, decreased to $29.88 as of June 30, 2012, down from $31.98 as of December 31, 2011.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets for the three and six month periods ended June 30, 2012 and 2011. Return on equity ratios for the periods shown may not be comparable due to the impact and timing of the Company's initial public offering of common stock completed in February 2012 and changes in the annual effective income tax rate between periods based on the Company's assessment regarding its ability to realize deferred tax assets in the future.

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2012	2011	2012	2011
Return on assets (1)	3.04%	0.23%	3.19%	(0.53)%
Return on equity (2)	34.87%	8.97%	42.56%	(21.37)%
Equity to assets ratio (3)	8.71%	2.54%	7.49%	2.49%

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Average equity divided by average total assets.

Business Segments

HomeStreet has four lines of business we report as operating segments: Community Banking, Single Family Lending, Income Property Lending and Residential Construction Lending. The results for these segments are based on a management accounting process that assigns income statement items to each responsible line of business.

This process is dynamic and is based on management's current view of the Company's operations and is not necessarily comparable with similar information for other financial institutions. We define our lines of business by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change.

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

•	An allocation of charges for services rendered to the lines of business by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns.

•	An allocation of the Company's consolidated income taxes on the basis of the effective tax rate applied to the segment’s pretax income or loss.

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

The updated methodology is based on external market factors and more closely aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a more consistent basis for determining our cost of funds to be allocated to each business segment. The updated approach is also more consistent with FTP measurement techniques employed by other financial institutions. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

In general, the impact of the FTP change resulted in a lower cost of funds as compared with the previous method as the Company’s funding costs have generally been higher than market prices due to the historical structure of the deposit portfolio and wholesale borrowings.

Financial highlights by line of business were as follows.

Community Banking

We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans. As of June 30, 2012, our bank branch network consisted of 20 branches, primarily in Puget Sound area. Three of these branches are located in Hawaii. At June 30, 2012 and December 31, 2011, our core deposits totaled $953.4 million and $774.6 million and our business banking loan portfolio totaled $214.0 million and $205.6 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$2,675	$1,479	$4,936	$3,020
Provision for loan losses	(500)	(112)	(500)	(112)
Noninterest income	1,355	1,062	2,516	2,196
Noninterest expense	(5,751)	(6,079)	(11,603)	(12,298)
Inter-segment expense	(2,556)	(1,893)	(4,731)	(4,082)
(Loss) before income taxes	(4,777)	(5,543)	(9,382)	(11,276)
Income tax (benefit) expense	(854)	15	(397)	48
Net (loss) income	$(3,923)	$(5,558)	$(8,985)	$(11,324)

Community banking had a net loss of $3.9 million for the second quarter of 2012, an improvement of $1.6 million from a loss of $5.6 million in the prior year, primarily due to an increase in net interest income. For the first six months of 2012 the net loss was $9.0 million, an improvement of $2.3 million from a loss of $11.3 million in the same period in the prior year, primarily due to an increase in net interest income.

Single Family Lending

We originate and purchase single family residential mortgage loans directly and through our affiliated business arrangement with Windermere Mortgage Services Series LLC for sale into the secondary market. This segment also originates and services loans for our portfolio on a selective basis, including home equity loans and lines of credit. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of the loans are brokered or sold on a servicing-released basis to correspondent lenders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$5,996	$3,816	$10,007	$7,829
Provision for loan losses	(1,000)	(1,465)	(1,000)	(1,465)
Noninterest income	52,814	15,781	89,180	25,841
Noninterest expense	(24,034)	(8,513)	(40,979)	(17,141)
Inter-segment expense	(5,189)	(2,951)	(9,412)	(6,410)
Income before income taxes	28,587	6,668	47,796	8,654
Income tax (benefit) expense	3,929	(25)	2,021	(37)
Net income	$24,658	$6,693	$45,775	$8,691

Single family lending net income was $24.7 million and $45.8 million for the three and six months ended June 30, 2012, an increase of $18.0 million and $37.1 million, respectively, from the same periods in the prior year. The increase in net income is primarily due to an increase in noninterest income, reflecting an increase in net gain on mortgage loan origination and sale activities and mortgage servicing income. See — "Results of Operations, Noninterest Income—Net gain on mortgage loan origination and sale activities.” This increase was partially offset by an increase in noninterest expense, as salaries and related costs increased consistent with the expansion of single family lending operations.

Income Property Lending

We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS® business. These loans are sold to or securitized by Fannie Mae, and we generally continue to service them after the sale. At June 30, 2012, and December 31, 2011, we serviced $772.5 million and $758.5 million, respectively, of loans we had originated and sold to Fannie Mae under its DUS® program. We also originate commercial construction and land loans, bridge loans and permanent loans for our own portfolio, as well as place loans with capital markets sources and life insurance companies.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$2,232	$2,401	$4,856	$5,155
Provision for loan losses	(500)	(198)	(500)	(198)
Noninterest income	1,350	1,853	2,788	2,705
Noninterest expense	(3,818)	(1,277)	(4,528)	(2,276)
Inter-segment expense	(899)	(639)	(1,682)	(1,386)
(Loss) income before income taxes	(1,635)	2,140	934	4,000
Income tax expense	295	(6)	40	(17)
Net (loss) income	$(1,930)	$2,146	$894	$4,017

Income property lending net loss was $1.9 million for second quarter 2012, a decrease of $4.1 million from net income of $2.1 million for the second quarter of the prior year. The decrease in net income is due to a decrease in net interest income and an increase in noninterest expense due to OREO expenses related to adjustments to the valuation reserve. For the first six months of 2012 income property lending net income was $894 thousand, a decrease of $3.1 million from net income of $4.0 million for the same period in the prior year. The decrease in net income is due to a decrease in net interest income and an increase in noninterest expense due to OREO expenses related to adjustments to the valuation reserve.

Residential Construction Lending

We originate residential construction and land loans for our own portfolio. Beginning in 2007, we substantially curtailed new originations in order to reduce our concentration in this category. We plan to resume residential construction lending with a focus on homebuilding and single family home construction loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$277	$573	$691	$1,109
Provision for loan losses	—	(525)	—	(525)
Noninterest income	54	93	56	96
Noninterest expense	(3,416)	(4,763)	(6,288)	(14,905)
Inter-segment expense	(498)	(643)	(940)	(1,277)
Loss before income taxes	(3,583)	(5,265)	(6,481)	(15,502)
Income tax (benefit) expense	(562)	7	(274)	66
Net loss	$(3,021)	$(5,272)	$(6,207)	$(15,568)

Residential construction lending recorded a loss of $3.0 million for the second quarter of 2012, improving by $2.3 million from a loss of $5.3 million for the same period in the prior year. The net loss decreased primarily due to lower noninterest expense, reflecting a decrease in OREO valuation losses. For the first six months of 2012 residential construction recorded a net loss of $6.2 million, improving by $9.4 million from a net loss of $15.6 million for the same period in the prior year. The net loss decreased primarily due to lower noninterest expense, reflecting a decrease in OREO valuation losses.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk. These financial instruments (which include commitments to originate loans and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements. These transactions are designed to (1) meet the financial needs of our customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources and/or (4) optimize capital.

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see Note 13, Commitments, Guarantees and Contingencies in our 2011 Annual Report on Form 10-K and Note 9, Commitments, Guarantees and Contingencies to the Financial Statements in this Form 10-Q.

Enterprise Risk Management

All financial institutions must manage and control a variety of business and financial risks that can significantly affect their financial performance. Among these risks are credit risk, market risk, which includes interest rate and price risk, liquidity risk and operational risk. We are also subject to risks associated with compliance/regulatory, strategic and reputational matters.

For further discussion about these risks and how they are managed by the Company, see the Enterprise Risk Management discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K.

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

Asset Quality and Nonperforming Assets

The primary markets in which we do business have been impacted by the deterioration in the U.S. housing market that began in 2007. Faced with unfavorable market conditions, more borrowers have defaulted on their loans, thereby contributing to an increase in delinquency rates, which peaked in our loan portfolio during 2009 and continue to be higher than historical averages through June 30, 2012. We generally stopped our origination of new loans for investment in 2008 to enable us to focus on problem loan resolution and improve overall asset quality. During 2009 and through June 30, 2012, our lending practices and underwriting standards tightened as we shifted to primarily originating single family loans that conform to government-sponsored enterprise parameters and Fannie Mae DUS multifamily loans, substantially all of which were designated for sale. Going forward with the successful completion of our initial public offering and the termination of the Bank Order, we have restarted all of our traditional lines of lending and we intend to grow our loans held for investment portfolio.

Classified assets have decreased to $137.2 million, or 5.7% of total assets, as of June 30, 2012, compared with $188.2 million, or 8.3% of total assets, as of December 31, 2011. The decrease from December 31, 2011 primarily reflects the upgrades of $33.4 million of loans, mostly related to performing single family troubled debt restructurings and income property loans, $30.9 million of loans payoffs/paydowns and $18.7 million of OREO sales partially offset by loan downgrades of $55.0 million.

Nonperforming assets decreased to $73.7 million, or 3.04% of total assets, at June 30, 2012, compared to $115.1 million, or 5.1% of total assets, as of December 31, 2011. Nonaccrual loans were $33.1 million as of June 30, 2012, and $76.5 million as of December 31, 2011, and OREO balances totaled $40.6 million and $38.6 million at the respective dates. For the three and six months ended June 30, 2012, net charge-offs totaled $10.3 million and $17.7 million, compared with $4.7 million and $6.8 million during the three and six months ended June 30, 2011.

As problem loans are resolved and credit losses are realized, the balance of and the credit risk inherent within the loans held for investment portfolio declines. Consequently, the level of our allowance for loan losses has also declined. Our loans held for investment portfolio, excluding the allowance for loan losses, decreased $82.0 million, or 6.1%, from December 31, 2011. As of June 30, 2012 the allowance for loan losses decreased to $26.9 million, or 2.13% of loans held for investment, compared with $42.7 million or 3.18%, as of December 31, 2011. The decrease in the allowance for loan losses as a percentage of loans held for investment reflects, among other things, the reduction of specific reserves associated with certain related nonperforming loans resolved through acquisition of related collateral in the second quarter. In April 2012, bankruptcy courts affirmed the Company's settlement of collection litigation related to certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million. In the second quarter, we charged-off $11.8 million on these loans and transferred the estimated net recovery value of $18.8 million to OREO, of which $2.3 million was sold during the second quarter of 2012.

Our provision for loan losses for the three and six months ended June 30, 2012 was $2.0 million, compared with $2.3 million for the same periods in 2011. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. The methodology for evaluating the appropriateness of the allowance for loan losses has two basic elements: first, identification and measurement of impairment for each individually impaired loan; and second, a statistical calculation to provide for probable principal losses inherent in all other loans that have not been specifically identified as impaired. For further discussion related to credit policies and estimates see Management’s Discussion and Analysis of Financial Condition and Result of Operations, Critical Accounting Policies and Estimates — Allowance for Loan Losses” within the 2011 Annual Report on Form 10-K.

The following table presents the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve, as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans:
Loans with no related allowance recorded	$65,513	$79,372	$—
Loans with an allowance recorded	62,733	64,990	5,372
Total	$128,246	$144,362	$5,372

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans:
Loans with no related allowance recorded	$94,825	$108,112	$—
Loans with an allowance recorded	82,540	87,781	18,717
Total	$177,365	$195,893	$18,717

The Company had 158 impaired loans totaling $128.2 million at June 30, 2012 and 145 impaired loans totaling $177.4 million at December 31, 2011. The average recorded investment in these loans for the three and six months ended June 30, 2012 was $225.2 million and $161.9 million, respectively, compared with $149.9 million and $146.0 million, respectively, for the three and six months ended June 30, 2011. Impaired loans totaling $62.7 million and $82.5 million had a valuation allowance of $5.4 million and $18.7 million at June 30, 2012 and December 31, 2011, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class for the periods indicated.

	June 30, 2012			December 31, 2011
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans
Consumer loans
Single family	$12,865	47.4%	42.4%	$10,671	24.9%	36.9%
Home equity	4,851	17.9%	11.7%	4,623	10.8%	11.8%
	17,716	65.3%	54.1%	15,294	35.7%	48.7%
Commercial loans
Commercial real estate	4,343	16.0%	29.2%	4,321	10.1%	29.8%
Multifamily residential	923	3.4%	3.7%	335	0.8%	4.2%
Construction/land development	3,022	11.1%	6.6%	21,237	49.6%	12.9%
Commercial business	1,121	4.2%	6.4%	1,613	3.8%	4.4%
	9,409	34.7%	45.9%	27,506	64.3%	51.3%
Total allowance for credit losses	$27,125	100.0%	100.0%	$42,800	100.0%	100.0%

The following table presents activity in our allowance for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Allowance at the beginning of period	$35,402	$62,466	$42,800	$64,566
Provision for loan losses	2,000	2,300	2,000	2,300
Recoveries:
Consumer
Single family residential	433	—	433	—
Home equity	212	18	277	26
	645	18	710	26
Commercial
Commercial real estate	128	—	128	—
Construction/land development	514	1,827	642	6,121
Commercial business	74	3	86	173
	716	1,830	856	6,294
Total recoveries	1,361	1,848	1,566	6,320
Charge-offs:
Consumer
Single family residential	1,251	2,708	2,526	4,421
Home equity	1,150	1,468	2,499	2,373
	2,401	4,176	5,025	6,794
Commercial
Commercial real estate	1,691	—	1,717	69
Construction/land development	7,223	2,060	12,035	5,528
Commercial business	323	319	464	736
	9,237	2,379	14,216	6,333
Total charge-offs	11,638	6,555	19,241	13,127
(Charge-offs), net of recoveries	(10,277)	(4,707)	(17,675)	(6,807)
Balance at end of period	$27,125	$60,059	$27,125	$60,059

We regularly review loans in our portfolio to assess credit quality indicators and determine appropriate loan classification and grading in accordance with applicable regulations.

On the basis of the review as of June 30, 2012, management identified and graded $200.1 million of loans as Watch, $127.6 million of loans as Special Mention, $96.5 million of loans as Substandard and none of these loans as Doubtful or Loss. When referring to "adversely classified assets," such assets include loans graded as Substandard, Doubtful and Loss as well as other real estate owned. The total amount of adversely classified assets was $137.2 million and $188.2 million as of June 30, 2012 and December 31, 2011, respectively.

The following table sets forth our loans held for investment portfolio and loans graded special mention, substandard and designated as nonaccrual for the periods indicated below.

(in thousands)	At June 30, 2012
			Special Mention		Substandard
	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Nonaccrual
Loan Category	(1)	(2)	(1)	(2)	(1)(3)	(2)(3)	(2)
Consumer loans
Single family	$537,174	$537,174	$38,927	$38,927	$23,896	$23,896	$7,530
Home equity	207,604	147,587	2,538	2,538	1,911	1,910	1,910
	744,778	684,761	41,465	41,465	25,807	25,806	9,440
Commercial loans
Commercial real estate	370,346	370,064	46,104	46,104	39,422	39,422	14,265
Multifamily residential	47,072	47,069	3,261	3,261	2,776	2,776	—
Construction/land development	92,455	83,797	40,528	35,051	26,268	26,193	9,373
Commercial business	103,130	79,980	2,677	1,677	2,350	2,350	29
	613,003	580,910	92,570	86,093	70,816	70,741	23,667
Total	$1,357,781	$1,265,671	$134,035	$127,558	$96,623	$96,547	$33,107
Undisbursed construction loan funds	(8,658)	n/a
Undisbursed home equity and business banking line funds	(83,452)	n/a
Net deferred loan fees and costs	(3,508)	(3,508)
Allowance for loan and lease losses (4)	(26,910)	(26,910)
Loans held for investment, net	$1,235,253	$1,235,253

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of charge-offs.

(4)	Allowance for loan losses includes specific allowances of $5.4 million.

(in thousands)	At December 31, 2012
			Special Mention		Substandard
	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Nonaccrual
Loan Category	(1)	(2)	(1)	(2)	(1)(3)	(2)(3)	(2)
Consumer loans
Single family	$496,845	$496,934	$45,412	$45,412	$12,104	$12,104	$12,104
Home equity	223,383	158,936	2,055	2,056	2,470	2,464	2,464
	720,228	655,870	47,467	47,468	14,574	14,568	14,568
Commercial loans
Commercial real estate	402,457	402,139	52,466	52,456	46,788	46,788	10,184
Multifamily residential	56,448	56,379	508	508	8,004	7,938	2,394
Construction/land development	183,066	173,405	51,054	46,019	80,553	78,601	48,387
Commercial business	82,172	59,831	7,900	6,818	1,701	1,700	951
	724,143	691,754	111,928	105,801	137,046	135,027	61,916
Total	$1,444,371	$1,347,624	$159,395	$153,269	$151,620	$149,595	$76,484
Undisbursed construction loan funds	(9,661)	n/a
Undisbursed home equity and business banking line funds	(87,086)	n/a
Net deferred loan fees and costs	(4,062)	(4,062)
Allowance for loan and lease losses (4)	(42,689)	(42,689)
Loans held for investment, net	$1,300,873	$1,300,873

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of charge-offs.

(4)	Allowance for loan losses includes specific allowances of $18.7 million.

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

The following table presents the composition of TDRs by accrual and nonaccrual status, for the periods indicated.

(in thousands)	June 30, 2012
	Accrual	Nonaccrual	Total
Consumer
Single family residential	$64,646	$1,053	$65,699
Home equity	2,538	231	2,769
	67,184	1,284	68,468
Commercial
Commercial real estate	16,539	9,037	25,576
Multifamily residential	5,529	—	5,529
Construction/land development	7,875	9,370	17,245
Commercial business	162	29	191
	30,105	18,436	48,541
	$97,289	$19,720	$117,009

	December 31, 2011
	Accrual	Nonaccrual	Total
Consumer
Single family residential	$53,030	$3,551	$56,581
Home equity	2,056	419	2,475
	55,086	3,970	59,056
Commercial
Commercial real estate	25,040	—	25,040
Multifamily residential	6,053	—	6,053
Construction/land development	8,799	18,633	27,432
Commercial business	191	687	878
	40,083	19,320	59,403
	$95,169	$23,290	$118,459

The following table presents the composition of nonperforming assets at the dates indicated.

(in thousands)	At June 30, 2012	At December 31, 2011
Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family residential	$7,530	$12,104
Home equity	1,910	2,464
	9,440	14,568
Commercial
Commercial real estate	14,265	10,184
Multifamily residential	—	2,394
Construction/land development	9,373	48,387
Commercial business	29	951
	23,667	61,916
Total loans on nonaccrual	33,107	76,484
Other real estate owned (2)	40,618	38,572
Total nonperforming assets	$73,725	$115,056
Loans 90 days or more past due and accruing (3)	$33,301	$35,757
Performing TDR loans (4)	$97,289	$95,169
Nonperforming TDR loans (4)	19,720	23,290
Total TDR loans	$117,009	$118,459
Allowance for loan losses as a percentage of nonaccrual loans	81.3%	55.8%
Nonaccrual loans as a percentage of total loans	2.6%	5.7%
Nonperforming assets as a percentage of total assets	3.0%	5.1%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.1 million for the six months ended June 30, 2012 and $4.9 million for the year ended December 31, 2011.

(2)	Other real estate owned is shown net of related charge-offs.

(3)	FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they have been determined to have little or no risk of loss.

(4)
At June 30, 2012, TDRs (performing and nonperforming) are comprised of 153 loan relationships totaling $117.0 million, including $65.7 million of single family residential loans and $17.2 million of commercial construction and land development loans.

Delinquent loans and other real estate owned by loan type consisted of the following.

	June 30, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$11,055	$5,302	$7,530	$33,301	$57,188	$3,142
Home equity	753	242	1,910	—	2,905	—
	11,808	5,544	9,440	33,301	60,093	3,142
Commercial loans
Commercial real estate	—	—	14,265	—	14,265	3,184
Construction/land development	—	—	9,373	—	9,373	34,292
Commercial business	168	—	29	—	197	—
	168	—	23,667	—	23,835	37,476
Total	$11,976	$5,544	$33,107	$33,301	$83,928	$40,618

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$7,694	$8,552	$12,104	$35,757	$64,107	$6,600
Home equity	957	500	2,464	—	3,921	—
	8,651	9,052	14,568	35,757	68,028	6,600
Commercial loans
Commercial real estate	—	—	10,184	—	10,184	2,055
Multifamily residential	—	—	2,394	—	2,394	—
Construction/land development	9,916	—	48,387	—	58,303	29,917
Commercial business	—	—	951	—	951	—
	9,916	—	61,916	—	71,832	31,972
Total	$18,567	$9,052	$76,484	$35,757	$139,860	$38,572

(1)
FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. All single family loans in this category are Ginnie Mae loans.

Liquidity Risk and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands of depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. We have established liquidity guidelines for HomeStreet Bank. HomeStreet, Inc. has an operating plan that details the sources and uses of the Company's cash and liquidity.

HomeStreet, Inc. and the Bank have different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. In the past, we have raised longer-term funds through the issuance of senior debt and trust preferred securities (“TruPS”). The main cash outflows are distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. Under the Company Order and the Bank memorandum of understanding, both HomeStreet, Inc. and the Bank are prohibited from paying dividends without regulatory consent. The Company is also contractually restricted from paying dividends to shareholders under the terms of our TruPS, for so long as the TruPS interest payments are being deferred. We have deferred all interest payments on the TruPS since December 2008. As a result, no dividends were paid to shareholders in 2009, 2010 and 2011.

On February 15, 2012, we completed our initial public offering of 4,361,816 shares of common stock for an initial offering price of $22.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012). The net increase to HomeStreet's capital was $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed to the Bank on April 26, 2012, leaving approximately $23.7 million in available capital at the Company to be used for general corporate purposes, including payment of deferred and current interest on our TruPS.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. As of June 30, 2012 our primary liquidity ratio was 39.2%, compared with 35.3% as of December 31, 2011.

As of June 30, 2012 and December 31, 2011, the Bank had borrowing capacity of $218.4 million and $231.4 million from the FHLB, and $130.8 million and $99.9 million from the FRBSF, respectively.

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

In recognition of the significant improvement in the Bank's financial condition, results of operations and risk profile, the Federal Reserve Bank on July 10, 2012 granted full access to all Federal Reserve Bank lending and depository services.

Capital Resources

Shareholders’ equity was $214.0 million as of June 30, 2012, compared with $86.4 million as of December 31, 2011, an increase of $127.6 million, or 147.7%. The increase is primarily due to the capital raised in our initial public offering, which provided $86.4 million of capital, as well as net income of $37.0 million for the first six months of 2012. There were no dividends declared or paid, share repurchases or deferred compensation recorded during the six months ended June 30, 2012.

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

As of June 30, 2012, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 17.0%, 15.8% and 10.1%, respectively, compared with 11.2%, 9.9% and 6.0%, respectively as of December 31, 2011. As such, at June 30, 2012 the Bank was “well capitalized” within the meaning of the FDIC’s “prompt corrective action” rules.

The Bank’s actual capital amounts and ratios are included in the following table.

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total risk-based capital (to risk-weighted assets)	$257,444	17.0%	$121,101	8.0%	$151,377	10.0%
Tier I risk-based capital (to risk-weighted assets)	238,421	15.8%	60,551	4.0%	90,826	6.0%
Tier I leverage capital (to average assets)	238,421	10.1%	94,086	4.0%	117,607	5.0%
As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$152,829	11.2%	$109,627	8.0%	$137,034	10.0%
Tier I risk-based capital (to risk-weighted assets)	135,383	9.9%	54,814	4.0%	82,220	6.0%
Tier I leverage capital (to average assets)	135,383	6.0%	89,705	4.0%	112,132	5.0%

The following table presents the Bank’s capital as compared to the minimum regulatory capital requirement included in the Bank’s memorandum of understanding as of June 30, 2012.

	The Bank’s Capital		Capital Ratio Requirement			Capital Surplus
(in thousands)
Tier 1 leverage capital	$238,421	10.1%	$211,693	0.09	9.0%	$26,728

New Proposed Capital Rules

On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”). The Proposed Rules would apply to certain depository institutions (including the Bank) and their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, a substantial portion of the Proposed Rules would apply to the Bank and the Company. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards adopted by the Basel Committee on Banking Supervision (“BCBS”) in December 2010, which standards are commonly referred to as “Basel III.”
Under the Proposed Rules, both the Bank and the Company would be required to meet certain minimum capital requirements. The Proposed Rules introduce a new capital ratio of common equity Tier I capital to risk-based assets. Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments. Both the Company and the Bank would be required to meet a common equity Tier 1 capital ratio of 4.5% as well as a common equity Tier 1 capital “conservation buffer” of 2.5%. An institution that does not meet the conservation buffer would be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. In addition, both the Company and the Bank would be subject to a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. The Prompt Corrective Action rules would be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized would be a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios would be 4.0%, 4.5%, 6.0% and 8.0%, respectively.

The Proposed Rules would make changes in the methods of calculating certain risk-based assets, which would in turn affect the calculation of risk-based ratios. Higher or more sensitive risk weights would be assigned to various categories of assets, including residential mortgages, commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures, certain corporate exposures and securitization exposures. In addition, the Proposed Rules would modify the manner in which certain capital elements are determined, including but not limited to, the phasing out of trust preferred securities as a component of Tier 1 capital and requiring certain deductions related to mortgage servicing rights and deferred tax assets.
The new required capital ratios and the enhanced Prompt Corrective Action rules would generally be phased in beginning in 2013 and would take full effect on January 1, 2015. The conservation buffer would be phased in beginning in 2016 and would take full effect on January 1, 2019. The new calculations of risk-weighted assets would take effect on January 1, 2015. Various other modifications may have later phase-in and full-implementation dates.
The deadline for comments on the Proposed Rules is October 22, 2012. We cannot predict at this time when or in what form final rules will be adopted.

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

For a discussion of the quantitative and qualitative disclosures about market risk, see Quantitative and Qualitative Disclosures About Market Risk, Market Risk Management in our 2011 Annual Report on Form 10-K.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
An investment in the Company is speculative and involves a high degree of risk. The risks described below represent some of the material risks you should carefully consider before making an investment decision. If any of these risks occur, our business, capital, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the price of our common stock could decline significantly and you could lose all or a part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also become important factors that materially adversely affect our business, capital, liquidity, financial condition and results of operations. You should carefully consider the following risk factors, together with the other information contained in this Report and other documents we file with the SEC, before investing in the Company.
Risks Related to our Business
We are subject to certain specific regulatory constraints on the activities of the Bank and the Company, as a result of which we may not be as profitable as banks that are not subject to such conditions.
Since 2009, both the Bank and the Company have operated under regulatory limitations on, among other things, our ability to pay cash dividends or to renew or incur additional debt, soliciting or renewing brokered deposits, and extending additional credit to certain borrowers. We also are required to continue reducing classified assets and to maintain elevated capital ratios. The Bank was under a cease and desist order from May 8, 2009 until March 26, 2012 when it was replaced with a memorandum of understanding, and the Company remains subject to a cease and desist order. We expect these restrictions to continue for the near future. If we do not meet the applicable requirements, or if in the future we experience adverse conditions that cause us to fall below the standards set by our regulators and by applicable banking laws and regulations, we may again become subject to more stringent regulatory orders and other regulatory enforcement action.
Moreover, as we comply with these regulatory enforcement actions, we may not be able to grow our business as quickly and therefore may not be as profitable as other banks that are similarly situated but that are not subject to such measures. In addition, our current regulatory enforcement actions limit our ability to take certain actions and pursue various operating strategies that might otherwise improve our earnings and results of operations.
We have incurred substantial losses in the recent past and we cannot assure you that we will remain profitable.
We have sustained significant losses in the past and we cannot assure that we will remain profitable in the future. Our ability to remain profitable depends primarily on our ability to originate loans and either sell them into the secondary market or hold them in our loan portfolio and collect interest and principal as they come due. When loans become nonperforming or their ultimate collection is in doubt, our income is adversely affected. Our ability to sustain profitability will depend significantly on the successful resolution of nonperforming assets and stabilization of our loan portfolio, the timing and effectiveness of which cannot be assured. No assurance can be given that we will be successful in such efforts.

HomeStreet, Inc. primarily relies on dividends from the Bank and payment of dividends by the Bank is restricted.
HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital, the primary source of our funds from which we service our debt, pay dividends and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank’s operations and to assure that the Bank continues to meet the 9.0% Tier 1 leverage capital ratio set forth in the Supervisory Agreement. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts and fund the Company’s operations, and we do not expect the Company to pay dividends in the near future.
HomeStreet, Inc. is prohibited from paying cash dividends under current regulatory orders and certain contractual agreements.
The Company is currently operating under a cease and desist order issued by its primary regulator which prohibits the Company from, among other things, making cash dividends or distributions to shareholders. In addition, we have elected to defer the payment of interest on each of our four outstanding series of trust preferred securities, or TruPS, and pursuant to the indentures governing those debt instruments, we are prohibited from declaring or paying cash dividends or distributions, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to any of our capital stock, until we are current on our interest payments under the TruPS. For these and other reasons, we do not expect to pay dividends in the near future. These restrictions on our ability to declare or make cash dividends may have a material adverse effect on the market value of our common stock.
Difficult market conditions have adversely affected and may continue to have an adverse effect on our business.
During the period from early 2008 through most of 2011, the United States economy in general, and the financial institutions sector in particular, experienced a severe downturn owing to a number of factors that affected virtually every aspect of our business. While these conditions appear to have moderated to some degree, recent market volatility suggests that we may continue to experience turmoil and volatility, and there remains considerable uncertainty that continues to affect our business, and that raises significant risk as to our ability to return to sustained profitability.
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

A substantial portion of our revenue is derived from residential mortgage lending, which is a market sector that has experienced significant volatility.
A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. For instance, for the three and six months ended June 30, 2012 and the year ended December 31, 2011, approximately 65.3%, 60.8% and 32.8% of our consolidated net revenues came from mortgage loan origination and sale activities related to our residential lending business. In addition, at June 30, 2012 and December 31, 2011, 28.2% and 29.0% of our consolidated total assets represented residential mortgage loans held for investment. Because we significantly expanded our single family mortgage loan operations in the first half of 2012, we expect to further increase the percentage of our revenue derived from residential mortgage lending, thereby increasing our exposure to risks in that sector. Residential mortgage lending in general has experienced substantial volatility in recent years, and each of our primary geographic market areas has recorded more significant declines in real estate values and higher levels of foreclosures and mortgage defaults than the national averages for those statistical categories. Were these trends to be protracted or exacerbated, our financial condition and result of operations may be affected materially and adversely.
The significant concentration of real estate secured loans in our portfolio has had and may continue to have a negative impact on our asset quality and profitability as a result of continued or worsening conditions on the real estate market and higher than normal delinquency and default rates.
Substantially all of our loans are secured by real property. As of June 30, 2012, 93.6% of all of our outstanding loans, totaling $1.19 billion, were secured by real estate, including $537.2 million in single family residential loans, $370.1 million in commercial real estate loans (including $98.8 million in owner-occupied loans underwritten based on the cash flows of the business), $47.1 million in multifamily residential loans, $83.8 million in construction and land development loans and $147.6 million in home equity loans.
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
Construction and residential land acquisition, development and construction loans (“ADC loans”) represented 6.6% and 12.9% of our total loan portfolio at June 30, 2012 and December 31, 2011, respectively. Such loans represented 28.3% and 63.3% of our nonperforming loans at those dates. For the three and six months ended June 30, 2012 and the year ended December 31, 2011, 62.1%, 62.5% and 52.9% of our charge-offs came from ADC loans. If current downward trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses from these loans. An increase in our delinquencies and credit losses would adversely affect our financial condition and results of operations, perhaps materially.
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
At June 30, 2012 and December 31, 2011, our nonperforming assets (which include OREO) were $73.7 million, or 3.04%, and $115.1 million, or 5.1%, respectively, of our total assets. At June 30, 2012 and December 31, 2011, nonperforming loans totaled $33.1 million, or 2.6%, and $76.5 million, or 5.7%, respectively, of our total loan portfolio. In addition, we had $33.3 million at June 30, 2012 and $35.8 million at December 31, 2011 in loans that were 90 or more days past due and still held on accrual status and $17.5 million at June, 2012 and $27.6 million at December 31, 2011 in loans 30 to 89 days delinquent. We may continue to incur additional losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans, which adversely affects our income. Additionally, higher levels of nonperforming assets increase our loan administration and legal expenses.

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
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned, or OREO. We foreclose on and take title to the real estate collateral for defaulted loans as part of our business. We obtain appraisals on these assets prior to taking title to the properties and periodically thereafter. However, due to recently sustained deterioration in the market prices for real estate in our markets, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we can give no assurances that the losses associated with OREO will not exceed the estimated amounts, which would adversely affect future results of our operations. The calculation for the adequacy of write-downs of our OREO is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience. All of these factors have caused further write-downs in recent periods and can change without notice based on market and economic conditions.

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
We may incur significant losses as a result of ineffective hedging of interest rate risk related to our single family loans held for sale and on loans sold with a reservation of servicing rights.
The value our single family mortgage servicing rights (“MSRs”) changes with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family MSRs related to changes in interest rates, we actively hedge this risk with derivative financial instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. As it would be both impracticable and economically infeasible to hedge away substantially all of our interest rate risk, we do not seek to hedge this risk completely. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family MSRs, and we could incur a net valuation loss as a result of our hedging activities, because our hedging strategy or instruments are imperfect, or both. As of January 2010, we value our single family MSRs at fair value which we believe has enabled more effective hedging strategies. In 2010 and 2011, we recognized net MSR/hedge fair value gains of $4.3 million and $13.4 million, respectively. For first half of 2012 we recognized net MSR/hedge fair value gains of $2.8 million. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, we expect the volume of our MSRs to increase which will increase our exposure to the risks associated with the impact of interest rate fluctuations on MSRs. At June 30, 2012, the Company had $70.6 million of single family MSRs carried at fair value.
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
We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily Delegated Underwriting and Servicing, or DUS®, program. These activities represented 76.9%, 74.9% and 60.9% of our consolidated net revenues (net interest income plus noninterest income) for the three and six months ended June 30, 2012 and the year ended December 31, 2011, respectively. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. None of these proposals have yet been defined with any specificity, and so we cannot predict how any such initiative would impact our business. However, any restructuring of Fannie Mae and Freddie Mac that restricts their loan repurchase programs may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That asset was valued at $78.2 million and $77.3 million at June 30, 2012 and December 31, 2011, respectively. Changes in Fannie Mae’s and Freddie Mac’s policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.
Through our wholly owned subsidiary Home Street Capital Corporation, we participate as a lender in the Fannie Mae Delegated Underwriting and Servicing program, or DUS. Fannie Mae delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to Fannie Mae. For the three and six months ended June 30, 2012 and the year ended December 31, 2011, we originated $35.9 million, $51.6 million and $125.7 million in loans through the DUS program, respectively.
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
A significant portion of our residential mortgage origination volume is derived from FHA and VA lending programs. Housing finance reform legislation decreased FHA loan limits effective October 1, 2011 from $567,500 to $506,000 in our primary markets in King, Pierce and Snohomish Counties, still substantially above the limit of $417,000 that existed prior to February 2009. FHA loan limits also decreased for other markets in which we operate. The FHA mutual mortgage insurance premiums changed in April 2011, with the premium collected at closing or financed in the loan amount decreasing from 2.25% to 1.00%, while the annual premium increased from 0.55% to 1.15%. As a result, conventional financing has become more affordable and more attractive relative to FHA financing for high loan-to-value borrowers who can afford the 5.0% minimum down payment required for conventional loans. While it is too soon to know what the long-term impacts of this legislation will be on our business, our FHA loan production has declined from approximately 50% of total loan production volume in the first half of 2011 to approximately 20% of total loan production volume in the first half of 2012.
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
The Dodd-Frank Act significantly changes the laws as they apply to financial institutions and revises and expands the rulemaking, supervisory and enforcement authority of federal banking regulators. It is also expected to have a material impact on our relationships with current and future customers. Although the statute will have a greater impact on larger institutions than regional bank holding companies such as the Company, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•
transferred supervision and regulation of HomeStreet, Inc. from the OTS to the Federal Reserve, which has stricter capital requirements for bank holding companies than those historically imposed on savings and loan holding companies, potentially limiting our ability to deploy our capital into earning assets, which would serve to limit our own earnings;

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
The Basel Committee on Banking Supervision (Basel Committee) recently adopted new standards that could lead to significantly higher capital requirements, higher capital charges, a cap on the level of mortgage servicing rights that can be included in capital, and more restrictive leverage and liquidity ratios. On June 12, 2012, the three U.S. federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”), a substantial portion of which would apply to the Bank and the Company.  The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as the Basel III standards.

Under the Proposed Rules, both the Bank and the Company would be required to meet certain minimum capital requirements, including a new capital ratio of common equity Tier I capital to risk-based assets.  Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments.  Both the Company and the Bank would be required to meet a common equity Tier 1 capital ratio of 4.5% as well as a common equity Tier 1 capital “conservation buffer” of 2.5% or be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.  In addition, both the Company and the Bank would be subject to a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%.  The Prompt Corrective Action rules would also be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds.  For example, the requirements for the Bank to be considered well-capitalized would be a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based ratio and a 10.0% total risk-based capital ratio.  To be adequately capitalized, those ratios would be 4.0%, 4.5%, 6.0% and 8.0%, respectively.

The Proposed Rules would make changes in the methods of calculating certain risk-based assets, which would in turn affect the calculation of risk-based ratios.  Higher or more sensitive risk weights would be assigned to various categories of assets, including certain categories where the Company has a high concentration of assets such as residential mortgages, commercial real estate, credit facilities that finance the acquisition, development or construction of real property, and certain exposures or credits that are 90 days past due or on nonaccrual.  In addition, the Proposed Rules would modify the manner in which certain capital elements are determined, including but not limited to, the phasing out of trust preferred securities as a component of tier 1 capital and requiring certain deductions related to mortgage servicing rights and deferred tax assets.

Because the assets of the Company are concentrated in asset categories that are likely to be assigned a higher risk weight and because the Company's current Tier 1 capital includes investments through trust preferred securities, the Proposed Regulations may have the result of lowering the Bank's capital ratios, including the Tier 1 capital to risk-based assets ratio.  The resulting decrease in our capital ratios may make it more difficult to maintain compliance with existing regulatory actions, including the memorandum of understanding between the Bank and its primary regulators, and to meet the requirements of a well-capitalized or adequately capitalized institution without raising additional capital.

The new required capital ratios and the enhanced Prompt Corrective Action rules are expected to be phased in beginning in 2013 and would take full effect on January 1, 2015.  The conservation buffer is expected to be phased in beginning in 2016 and take full effect on January 1, 2019.  The new calculations of risk-weighted assets are expected to take effect on January 1, 2015.  Various other modifications may have later phase-in and full-implementation dates.
Implementation of these standards, or any other new regulations, might also adversely affect our ability to pay dividends or require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. The proposed rules are currently open for comment and there is no assurance that the Basel III related proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will be effective.
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
In addition, because of the demand for technology-driven products, banks are increasingly contracting with third party vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly transaction, strategic, reputation and compliance risks. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.
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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Statements of Financial Condition as of June 30, 2012, and December 31, 2011, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 10, 2012.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President, Chief Executive Officer and Acting Chief Financial Officer