Form 10-Q
period 2012-09-30
HomeStreet, Inc.
filed 2012-11-09
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
Commission file number: 001-35424
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. After giving effect to a two-for-one forward stock split of our common stock implemented on November 5, 2012, on October 31, 2012, there would have been 14,369,638 shares of no par value Common Stock outstanding.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents (including interest-bearing instruments of $11,497 and $246,113)	$22,051	$263,302
Investment securities available for sale	414,050	329,047
Loans held for sale (includes $525,926 and $130,546 carried at fair value)	532,580	150,409
Loans held for investment (net of allowance for loan losses of $27,461 and $42,689)	1,268,703	1,300,873
Mortgage servicing rights (includes $73,787 and $70,169 carried at fair value)	81,512	77,281
Other real estate owned	17,003	38,572
Federal Home Loan Bank stock, at cost	36,697	37,027
Premises and equipment, net	13,060	6,569
Accounts receivable and other assets	122,285	61,877
	$2,507,941	$2,264,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$1,981,814	$2,009,755
Federal Home Loan Bank advances	131,597	57,919
Accounts payable and accrued expenses	93,413	49,019
Long-term debt	61,857	61,857
	2,268,681	2,178,550
Shareholders’ equity:
Preferred stock, no par value, Authorized 10,000 shares, Issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, Authorized 160,000,000, Issued and outstanding, 14,354,972 shares and 5,403,498 shares	511	511
Additional paid-in capital	89,264	31
Retained earnings	140,136	81,746
Accumulated other comprehensive income	9,349	4,119
	239,260	86,407
	$2,507,941	$2,264,957

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2012	2011	2012	2011
Interest income:
Loans	$18,283	$17,593	$52,086	$54,208
Investment securities available for sale	2,517	1,422	7,205	5,128
Other	24	117	216	274
	20,824	19,132	59,507	59,610
Interest expense:
Deposits	3,908	5,848	12,985	19,427
Federal Home Loan Bank advances	297	855	1,506	3,122
Securities sold under agreements to repurchase	19	—	69	—
Long-term debt	305	458	1,041	1,586
Other	4	1	12	1
	4,533	7,162	15,613	24,136
Net interest income	16,291	11,970	43,894	35,474
Provision for credit losses	5,500	1,000	7,500	3,300
Net interest income after provision for credit losses	10,791	10,970	36,394	32,174
Noninterest income:
Net gain on mortgage loan origination and sale activities	64,390	15,766	138,386	29,702
Mortgage servicing income	506	18,532	15,470	32,093
Income from Windermere Mortgage Services Series LLC	1,188	902	3,748	1,380
(Loss) gain on debt extinguishment	—	—	(939)	2,000
Depositor and other retail banking fees	756	778	2,262	2,313
Insurance commissions	192	103	550	724
Gain on sale of investment securities available for sale	397	642	1,349	643
Other	704	256	1,919	1,042
	68,133	36,979	162,745	69,897
Noninterest expense:
Salaries and related costs	31,573	13,217	81,149	37,056
General and administrative	7,033	4,310	19,030	12,307
Legal	312	983	1,471	2,286
Consulting	1,069	270	1,746	633
Federal Deposit Insurance Corporation assessments	794	1,264	2,751	4,278
Occupancy	2,279	1,663	6,160	5,031
Information services	2,411	1,509	6,129	4,466
Other real estate owned expense	348	9,113	8,916	26,533
	45,819	32,329	127,352	92,590
Income before income taxes	33,105	15,620	71,787	9,481
Income tax expense	11,762	362	13,397	388
NET INCOME	$21,343	$15,258	$58,390	$9,093
Basic income per share	$1.49	$2.82	$4.51	$1.68
Diluted income per share	$1.45	$2.66	$4.35	$1.62
Basic weighted average number of shares outstanding	14,335,950	5,403,498	12,960,212	5,403,498
Diluted weighted average number of shares outstanding	14,699,032	5,745,432	13,414,476	5,608,104

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$21,343	$15,258	$58,390	$9,093
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during the period (net of tax expense of $1,564 and $3,135 for the three and nine months ended September 30, 2012 and $0 for the three and nine months ended September 30, 2011)	3,525	7,405	6,107	13,085
Reclassification adjustment for net gain included in net income (net of tax expense of $139 and $472 for the three and nine months ended September 30, 2012 and $0 for the three and nine months ended September 30, 2011)	(258)	(642)	(877)	(643)
Other comprehensive income	3,267	6,763	5,230	12,442
Comprehensive income	$24,610	$22,021	$63,620	$21,535

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2011	5,403,498	$511	$16	$65,627	$(7,365)	$58,789
Net income	—	—	—	9,093	—	9,093
Share-based compensation expense	—	—	12	—	—	12
Other comprehensive income	—	—	—	—	12,442	12,442
Balance, September 30, 2011	5,403,498	$511	$28	$74,720	$5,077	$80,336

Balance, January 1, 2012	5,403,498	$511	$31	$81,746	$4,119	$86,407
Net income	—	—	—	58,390	—	58,390
Share-based compensation expense	—	—	2,415	—	—	2,415
Common stock issued	8,951,474	—	86,818	—	—	86,818
Other comprehensive income	—	—	—	—	5,230	5,230
Balance, September 30, 2012	14,354,972	$511	$89,264	$140,136	$9,349	$239,260

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,390	$9,093
Adjustments to reconcile net income to net cash used in operating activities:
Amortization/accretion of discount/premium on loans held for investment, net of additions	(919)	(536)
Amortization of investment securities	3,877	1,988
Amortization of intangibles	77	99
Amortization of mortgage servicing rights	1,551	1,121
Provision for credit losses	7,500	3,300
Provision for losses on other real estate owned	10,955	23,515
Depreciation and amortization on premises and equipment	1,864	1,469
Originations of loans held for sale	(3,433,925)	(1,201,835)
Proceeds from sale of loans held for sale	3,075,401	1,196,931
Fair value adjustment of loans held for sale	(23,647)	(9,085)
Fair value adjustment of foreclosed loans transferred to other real estate owned	(489)	—
Addition of originated mortgage servicing rights	(33,606)	(19,825)
Change in fair value of mortgage servicing rights	27,889	31,914
Net gain on sale of investment securities	(1,349)	(643)
Gain on sale of other real estate owned	(2,764)	(326)
Gain on early retirement of long-term debt	—	(2,000)
Net deferred income tax benefit	(11,494)	(16)
Share-based compensation expense	2,415	12
Cash used by changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(55,462)	(23,232)
Increase (decrease) in accounts payable and other liabilities	37,601	(15,067)
Net cash used in operating activities	(336,135)	(3,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(260,566)	(204,502)
Proceeds from sale of investment securities	159,174	155,924
Principal repayments and maturities of investment securities	28,150	33,738
Proceeds from sale of other real estate owned	47,392	118,744
Mortgage servicing rights purchased from others	(65)	(60)
Capital expenditures related to other real estate owned	(4,643)	(841)
Origination of loans held for investment and principal repayments, net	(62)	140,922
Property and equipment purchased, net	(8,355)	(1,297)
Net cash (used in) provided by investing activities	(38,975)	242,628

(in thousands)	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	$(27,941)	$(72,765)
Proceeds from Federal Home Loan Bank advances	4,975,490	36,398
Repayment of Federal Home Loan Bank advances	(4,901,811)	(134,348)
Proceeds from securities sold under agreements to repurchase	393,500	—
Repayment of securities sold under agreements to repurchase	(393,500)	—
Repurchase of Federal Home Loan Bank stock	330	—
Repayment of long-term debt	—	(3,000)
Proceeds from stock issuance, net	87,791	—
Net cash provided by (used in) financing activities	133,859	(173,715)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(241,251)	65,790
CASH AND CASH EQUIVALENTS:
Beginning of year	263,302	72,639
End of period	$22,051	$138,429
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$16,642	$24,857
Federal and state income taxes	11,746	11
Noncash activities -
Loans held for investment foreclosed and transferred to other real estate owned	37,305	35,005
Loans originated to finance the sales of other real estate owned	—	750
Loans transferred from held for investment to held for sale	9,966	—
Ginnie Mae loans recognized with the right to repurchase, net	3,330	390

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company that serves consumers and businesses in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and retail and business banking operations. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, Union Street Holdings LLC and Lacey Gateway LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

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

Shares outstanding and per share information presented in this Form 10-Q have been adjusted to reflect the 2-for-1 forward stock splits effective on November 5, 2012 and on March 6, 2012, as well as the 1-for-2.5 reverse stock split effective on July 19, 2011.

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

NOTE 3–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and fair value of investment securities available for sale at September 30, 2012 and December 31, 2011, are summarized as follows.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
(in thousands)
September 30, 2012:
Mortgage backed securities:
Residential	$62,782	$704	$(120)	$63,366
Commercial	13,813	719	—	14,532
Municipal bonds (1)	122,845	5,780	(30)	128,595
Collateralized mortgage obligations:
Residential	161,950	5,806	(243)	167,513
Commercial	9,055	54	—	9,109
US Treasury securities	30,927	12	(4)	30,935
	$401,372	$13,075	$(397)	$414,050
December 31, 2011:
Commercial mortgage backed securities	$13,941	$542	$—	$14,483
Municipal bonds (1)	48,948	728	(92)	49,584
Collateralized mortgage obligations:
Residential	220,418	3,119	(147)	223,390
Commercial	10,081	—	(11)	10,070
US Treasury securities	31,540	3	(23)	31,520
	$324,928	$4,392	$(273)	$329,047

(1)
Comprised of general obligation bonds (i.e. backed by the general credit of the issuer) and revenue bonds (i.e. backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2012 and December 31, 2011, of the bonds that were rated, no bonds were rated below “A.”

Mortgage-backed and collateralized mortgage obligations represent securities issued by Government Sponsored Enterprises (“GSEs”). Substantially all securities held are rated and considered at least investment grade, according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”).

Investment securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011 are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2012:
Mortgage backed securities:
Residential	$(120)	$11,516	$—	$—	$(120)	$11,516
Municipal bonds	(30)	3,634	—	—	(30)	3,634
Collateralized mortgage obligations:
Residential	(243)	20,208	—	—	(243)	20,208
US Treasury securities	(1)	1,603	(3)	10,338	(4)	11,941
	$(394)	$36,961	$(3)	$10,338	$(397)	$47,299
December 31, 2011:
Municipal bonds	$—	$—	$(92)	$1,095	$(92)	$1,095
Collateralized mortgage obligations
Residential	(147)	37,807	—	—	(147)	37,807
Commercial	(11)	10,070	—	—	(11)	10,070
US Treasury securities	(23)	27,510	—	—	(23)	27,510
	$(181)	$75,387	$(92)	$1,095	$(273)	$76,482

The Company has evaluated securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company- or industry-specific credit event. The Company anticipates full recovery of the amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment and does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell such securities.

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

	At September 30, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(in thousands)
Available for sale:
Mortgage-backed securities
Residential	$—	—%	$—	—%	$—	—%	$63,366	1.97%	$63,366	1.97%
Commercial	—	—%	—	—%	—	—%	14,532	3.54%	14,532	3.54%
Municipal bonds	—	—%	—	—%	15,783	3.58%	112,812	4.59%	128,595	4.46%
Collateralized mortgage obligations
Residential	—	—%	—	—%	—	—%	167,513	2.81%	167,513	2.81%
Commercial	—	—%	—	—%	—	—%	9,109	2.06%	9,109	2.06%
U.S. Treasury securities	4,160	0.18%	26,775	0.24%	—	—%	—	—%	30,935	0.23%
Total available for sale	$4,160	0.18%	$26,775	0.24%	$15,783	3.58%	$367,332	3.22%	$414,050	3.01%

	At December 31, 2011
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
(in thousands)
Available for sale:
Commercial mortgage backed securities	$—	—%	$—	—%	$—	—%	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—%	—	—%	2,450	2.95%	47,134	4.65%	49,584	4.56%
Collateralized mortgage obligations
Residential	—	—%	—	—%	—	—%	223,390	2.70%	223,390	2.70%
Commercial	—	—%	—	—%	—	—%	10,070	2.06%	10,070	2.06%
U.S. Treasury	4,010	0.23%	27,510	0.24%	—	—%	—	—%	31,520	0.24%
Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.95%	$295,077	3.02%	$329,047	2.75%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$39,635	$146,710	$159,174	$155,924
Gross gains	434	642	1,780	643
Gross losses	(37)	—	(431)	—

There were no securities pledged to secure advances from the Federal Home Loan Bank ("FHLB") at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011 there were $19.3 million and $22.5 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale totaling $1.3 million and $41 thousand for the three months ended September 30, 2012 and 2011, respectively, and $3.0 million and $172 thousand, for the nine months ended September 30, 2012 and 2011, respectively, were recorded in the Company’s consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

Loans held for investment consist of the following.

(in thousands)	At September 30, 2012	At December 31, 2011
Consumer loans
Single family residential	$602,164	$496,934
Home equity	141,343	158,936
	743,507	655,870
Commercial loans
Commercial real estate	360,919	402,139
Multifamily residential	36,912	56,379
Construction/land development	77,912	173,405
Commercial business	80,056	59,831
	555,799	691,754
	1,299,306	1,347,624
Net deferred loan fees and costs	(3,142)	(4,062)
	1,296,164	1,343,562
Allowance for loan losses	(27,461)	(42,689)
	$1,268,703	$1,300,873

Loans are pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans, which totaled $428.5 million and $490.4 million at September 30, 2012 and December 31, 2011, respectively.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii.
Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At September 30, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 34.5% and 20.9% respectively. At December 31, 2011 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.4%, 23.8% and 11.1% respectively. These loans were mostly located within the Puget Sound area, particularly within King County.

Credit Quality

Management considers the level of allowance for credit losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2012. The allowance for credit losses is comprised of the allowance for loan losses as well as the allowance for unfunded credit commitments, which is reported in accounts payable and accrued expenses on the consolidated statement of financial condition.

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

For the three and nine months ended September 30, 2012 and 2011, activity in the allowance for credit losses by loan portfolio segment and loan class is as follows.

	Three Months Ended September 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$12,865	$(1,363)	$22	$2,028	$13,552
Home equity	4,851	(1,078)	121	1,139	5,033
	17,716	(2,441)	143	3,167	18,585
Commercial loans
Commercial real estate	4,343	(1,757)	130	1,020	3,736
Multifamily residential	923	—	—	(151)	772
Construction/land development	3,022	(1,823)	193	1,472	2,864
Commercial business	1,121	(74)	631	(8)	1,670
	9,409	(3,654)	954	2,333	9,042
Total allowance for credit losses	$27,125	$(6,095)	$1,097	$5,500	$27,627

	Three Months Ended September 30, 2011
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$10,418	$(2,160)	$163	$2,805	$11,226
Home equity	4,670	(1,199)	84	1,687	5,242
	15,088	(3,359)	247	4,492	16,468
Commercial loans
Commercial real estate	4,075	(509)	—	156	3,722
Multifamily residential	350	—	—	7	357
Construction/land development	39,090	(3,979)	5	(3,773)	31,343
Commercial business	1,456	(113)	35	118	1,496
	44,971	(4,601)	40	(3,492)	36,918
Total allowance for credit losses	$60,059	$(7,960)	$287	$1,000	$53,386

	Nine Months Ended September 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$10,671	$(3,889)	$455	$6,315	$13,552
Home equity	4,623	(3,577)	398	3,589	5,033
	15,294	(7,466)	853	9,904	18,585
Commercial loans
Commercial real estate	4,321	(3,474)	258	2,631	3,736
Multifamily residential	335	—	—	437	772
Construction/land development	21,237	(13,858)	835	(5,350)	2,864
Commercial business	1,613	(538)	717	(122)	1,670
	27,506	(17,870)	1,810	(2,404)	9,042
Total allowance for credit losses	$42,800	$(25,336)	$2,663	$7,500	$27,627

	Nine Months Ended September 30, 2011
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance
Consumer loans
Single family residential	$11,977	$(6,329)	$163	$5,415	$11,226
Home equity	4,495	(3,572)	110	4,209	5,242
	16,472	(9,901)	273	9,624	16,468
Commercial loans
Commercial real estate	10,060	(578)	—	(5,760)	3,722
Multifamily residential	1,795	—	—	(1,438)	357
Construction/land development	33,478	(9,759)	6,126	1,498	31,343
Commercial business	2,761	(849)	208	(624)	1,496
	48,094	(11,186)	6,334	(6,324)	36,918
Total allowance for credit losses	$64,566	$(21,087)	$6,607	$3,300	$53,386

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total
September 30, 2012
Consumer loans
Single family residential	$11,134	$2,418	$13,552	$533,901	$68,263	$602,164
Home equity	4,989	44	5,033	138,574	2,769	141,343
	16,123	2,462	18,585	672,475	71,032	743,507
Commercial loans
Commercial real estate	3,320	416	3,736	328,194	32,725	360,919
Multifamily residential	224	548	772	30,882	6,030	36,912
Construction/land development	1,373	1,491	2,864	56,766	21,146	77,912
Commercial business	632	1,038	1,670	77,612	2,444	80,056
	5,549	3,493	9,042	493,454	62,345	555,799
Total	$21,672	$5,955	$27,627	$1,165,929	$133,377	$1,299,306

(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total
December 31, 2011
Consumer loans
Single family residential	$9,756	$915	$10,671	$437,264	$59,670	$496,934
Home equity	4,111	512	4,623	155,997	2,939	158,936
	13,867	1,427	15,294	593,261	62,609	655,870
Commercial loans
Commercial real estate	4,051	270	4,321	366,914	35,225	402,139
Multifamily residential	320	15	335	47,933	8,446	56,379
Construction/land development	4,668	16,569	21,237	103,462	69,943	173,405
Commercial business	1,177	436	1,613	58,689	1,142	59,831
	10,216	17,290	27,506	576,998	114,756	691,754
Total	$24,083	$18,717	$42,800	$1,170,259	$177,365	$1,347,624

The Company had 163 impaired relationships totaling $133.4 million at September 30, 2012 and 145 impaired relationships totaling $177.4 million at December 31, 2011. Impaired loans totaling $72.2 million and $82.5 million had a valuation allowance of $6.0 million and $18.7 million at September 30, 2012 and December 31, 2011, respectively. Interest on impaired loans, applied against loan principal or recognized as interest income, of $1.3 million and $1.1 million was recorded for cash payments received during the three months ended September 30, 2012 and 2011 respectively, and $4.3 million and $2.1 million was recorded for cash payments received during the nine months ended September 30, 2012 and 2011 respectively.

The following table presents impaired loans by loan portfolio segment and loan class as of September 30, 2012 and December 31, 2011.

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance
September 30, 2012
With no related allowance recorded
Consumer loans
Single family residential	$18,513	$19,273	$—
Home equity	1,766	1,811	—
	20,279	21,084	—
Commercial loans
Commercial real estate	24,115	25,282	—
Multifamily residential	3,284	3,508	—
Construction/land development	13,026	22,901	—
Commercial business	459	984	—
	40,884	52,675	—
	$61,163	$73,759	$—
With an allowance recorded
Consumer loans
Single family residential	$49,750	$50,241	$2,418
Home equity	1,003	1,153	44
	50,753	51,394	2,462
Commercial loans
Commercial real estate	8,610	10,740	416
Multifamily residential	2,746	2,923	548
Construction/land development	8,120	8,204	1,491
Commercial business	1,985	1,985	1,038
	21,461	23,852	3,493
	$72,214	$75,246	$5,955
Total
Consumer loans
Single family residential	$68,263	$69,514	$2,418
Home equity	2,769	2,964	44
	71,032	72,478	2,462
Commercial loans
Commercial real estate	32,725	36,022	416
Multifamily residential	6,030	6,431	548
Construction/land development	21,146	31,105	1,491
Commercial business	2,444	2,969	1,038
	62,345	76,527	3,493
	$133,377	$149,005	$5,955

(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance
December 31, 2011
With no related allowance recorded
Consumer loans
Single family residential	$23,617	$23,859	$—
Home equity	1,353	1,358	—
	24,970	25,217	—
Commercial loans
Commercial real estate	34,444	36,224	—
Multifamily residential	7,938	8,585	—
Construction/land development	27,019	36,781	—
Commercial business	454	1,305	—
	69,855	82,895	—
	$94,825	$108,112	$—
With an allowance recorded
Consumer loans
Single family residential	$36,053	$36,323	$914
Home equity	1,586	1,629	512
	37,639	37,952	1,426
Commercial loans
Commercial real estate	781	1,777	271
Multifamily residential	508	508	15
Construction/land development	42,924	46,527	16,569
Commercial business	688	1,017	436
	44,901	49,829	17,291
	$82,540	$87,781	$18,717
Total
Consumer loans
Single family residential	$59,670	$60,182	$914
Home equity	2,939	2,987	512
	62,609	63,169	1,426
Commercial loans
Commercial real estate	35,225	38,001	271
Multifamily residential	8,446	9,093	15
Construction/land development	69,943	83,308	16,569
Commercial business	1,142	2,322	436
	114,756	132,724	17,291
	$177,365	$195,893	$18,717

(1)	Net Book Balance, includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid Principal Balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on Net Book Balances not Unpaid Principal Balances.

The following table provides the average recorded investment in impaired loans by portfolio segment and class for the three and nine months ended September 30, 2012 and 2011. Information related to interest income recognized on average impaired loan balances is not included as it is not operationally practicable to derive this.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Consumer loans
Single family residential	$69,419	$41,091	$66,967	$31,953
Home equity	2,860	2,550	2,788	2,440
	72,279	43,641	69,755	34,393
Commercial loans
Commercial real estate	31,765	30,950	33,439	33,379
Multifamily residential	5,779	8,011	6,512	8,071
Construction/land development	19,197	66,141	43,656	72,294
Commercial business	1,792	2,632	1,379	2,744
	58,533	107,734	84,986	116,488
	$130,812	$151,375	$154,741	$150,881

The following table presents designated loan grades by loan portfolio segment and loan class as of September 30, 2012 and December 31, 2011.

(in thousands)	Pass	Watch	Special mention	Substandard	Total
September 30, 2012
Consumer loans
Single family residential	$493,597	$44,266	$40,365	$23,936	$602,164
Home equity	136,225	1,389	2,705	1,024	141,343
	629,822	45,655	43,070	24,960	743,507
Commercial loans
Commercial real estate	189,052	91,858	40,645	39,364	360,919
Multifamily residential	11,708	19,174	3,254	2,776	36,912
Construction/land development	14,942	6,840	41,066	15,064	77,912
Commercial business	67,791	8,724	323	3,218	80,056
	283,493	126,596	85,288	60,422	555,799
	$913,315	$172,251	$128,358	$85,382	$1,299,306
December 31, 2011
Consumer loans
Single family residential	$395,736	$43,682	$45,412	$12,104	$496,934
Home equity	153,916	500	2,056	2,464	158,936
	549,652	44,182	47,468	14,568	655,870
Commercial loans
Commercial real estate	188,885	114,010	52,456	46,788	402,139
Multifamily residential	19,383	28,550	508	7,938	56,379
Construction/land development	29,212	19,573	46,019	78,601	173,405
Commercial business	38,851	12,462	6,818	1,700	59,831
	276,331	174,595	105,801	135,027	691,754
	$825,983	$218,777	$153,269	$149,595	$1,347,624

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class as of September 30, 2012 and December 31, 2011.

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)
September 30, 2012
Consumer loans
Single family residential	$9,658	$10,374	$48,048	$68,080	$534,084	$602,164	$35,148
Home equity	929	1,389	1,024	3,342	138,001	141,343	—
	10,587	11,763	49,072	71,422	672,085	743,507	35,148
Commercial loans
Commercial real estate	—	—	16,186	16,186	344,733	360,919	—
Multifamily residential	—	—	—	—	36,912	36,912	—
Construction/land development	—	—	5,848	5,848	72,064	77,912	—
Commercial business	—	—	2,289	2,289	77,767	80,056	—
	—	—	24,323	24,323	531,476	555,799	—
	$10,587	$11,763	$73,395	$95,745	$1,203,561	$1,299,306	$35,148
December 31, 2011
Consumer loans
Single family residential	$7,694	$8,552	$47,861	$64,107	$432,827	$496,934	$35,757
Home equity	957	500	2,464	3,921	155,015	158,936	—
	8,651	9,052	50,325	68,028	587,842	655,870	35,757
Commercial loans
Commercial real estate	—	—	10,184	10,184	391,955	402,139	—
Multifamily residential	—	—	2,394	2,394	53,985	56,379	—
Construction/land development	9,916	—	48,387	58,303	115,102	173,405	—
Commercial business	—	—	951	951	58,880	59,831	—
	9,916	—	61,916	71,832	619,922	691,754	—
	$18,567	$9,052	$112,241	$139,860	$1,207,764	$1,347,624	$35,757

(1)
FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. All single family loans in this category are Ginnie Mae pool loans.

The following table presents performing and nonaccrual loan balances by loan portfolio segment and loan class as of September 30, 2012 and December 31, 2011.

(in thousands)	Performing	Nonaccrual	Total
September 30, 2012
Consumer loans
Single family residential	$589,264	$12,900	$602,164
Home equity	140,319	1,024	141,343
	729,583	13,924	743,507
Commercial loans
Commercial real estate	344,733	16,186	360,919
Multifamily residential	36,912	—	36,912
Construction/land development	72,064	5,848	77,912
Commercial business	77,767	2,289	80,056
	531,476	24,323	555,799
	$1,261,059	$38,247	$1,299,306

(in thousands)	Performing	Nonaccrual	Total
December 31, 2011
Consumer loans
Single family residential	$484,830	$12,104	$496,934
Home equity	156,472	2,464	158,936
	641,302	14,568	655,870
Commercial loans
Commercial real estate	391,955	10,184	402,139
Multifamily residential	53,985	2,394	56,379
Construction/land development	125,018	48,387	173,405
Commercial business	58,880	951	59,831
	629,838	61,916	691,754
	$1,271,140	$76,484	$1,347,624

Loans are reported as troubled debt restructurings (“TDRs”) when the Company grants concessions that it would not otherwise consider to borrowers experiencing financial difficulty. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a TDR loan becomes 90 days or more past due for interest or principal payments.

The Company had 151 loan relationships classified as TDRs totaling $117.2 million at September 30, 2012 with related unfunded commitments of $103 thousand. The Company had 126 loan relationships classified as TDRs in the amount of $118.5 million at December 31, 2011 with related unfunded commitments of $32 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $173 thousand, comprised of one relationship, and $1.0 million, comprised of five relationships, as of September 30, 2012 and December 31, 2011, respectively, and are predominately comprised of loans previously repurchased from Ginnie Mae and cured by modifying interest rate terms.

The following tables present information about TDRs by loan portfolio segment and loan class as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential
	Interest rate reduction	102	$62,810	$491
	Payment restructure	11	1,975	7
		113	$64,785	$498
Home equity
	Interest rate reduction	19	$2,593	$176
	Payment restructure	5	176	—
		24	$2,769	$176
Total consumer
	Interest rate reduction	121	$65,403	$667
	Payment restructure	16	2,151	7
		137	$67,554	$674
Commercial loans
Commercial real estate
	Payment restructure	3	24,256	1,264
		3	$24,256	$1,264
Multifamily residential
	Interest rate reduction	2	$5,521	$—
		2	$5,521	$—
Construction/land development
	Interest rate reduction	5	$18,971	$7,086
	Forgiveness of principal	2	676	43
		7	$19,647	$7,129
Commercial business
	Payment restructure	2	176	391
		2	$176	$391
Total commercial
	Interest rate reduction	7	$24,492	$7,086
	Payment restructure	5	24,432	1,655
	Forgiveness of principal	2	676	43
		14	$49,600	$8,784
Total loans
	Interest rate reduction	128	$89,895	$7,753
	Payment restructure	21	26,583	1,662
	Forgiveness of principal	2	676	43
		151	$117,154	$9,458

	December 31, 2011
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential
	Interest rate reduction	76	$53,969	$270
	Payment restructure	13	2,612	—
		89	$56,581	$270
Home equity
	Interest rate reduction	12	$2,263	$7
	Payment restructure	6	212	—
		18	$2,475	$7
Total consumer
	Interest rate reduction	88	$56,232	$277
	Payment restructure	19	2,824	—
		107	$59,056	$277
Commercial loans
Commercial real estate
	Payment restructure	2	$25,040	$—
		2	$25,040	$—
Multifamily residential
	Interest rate reduction	3	$6,053	$—
		3	$6,053	$—
Construction/land development
	Interest rate reduction	6	$22,881	$8,589
	Payment restructure	1	2,750	—
	Forgiveness of principal	3	1,801	8,795
		10	$27,432	$17,384
Commercial business
	Payment restructure	4	$878	$852
		4	$878	$852
Total commercial
	Interest rate reduction	9	$28,934	$8,589
	Payment restructure	7	28,668	852
	Forgiveness of principal	3	1,801	8,795
		19	$59,403	$18,236
Total loans
	Interest rate reduction	97	$85,166	$8,866
	Payment restructure	26	31,492	852
	Forgiveness of principal	3	1,801	8,795
		126	$118,459	$18,513

The following table presents TDR balances which have subsequently re-defaulted during the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,
	2012		2011
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	18	$4,290	—	$—
Home equity	—	—	1	187
	18	4,290	1	187
Commercial loans
Commercial real estate	1	7,716	—	—
Construction/land development	—	—	2	4,819
Commercial business	1	21	1	153
	2	$7,737	3	$4,972
	20	$12,027	4	$5,159

	Nine Months Ended September 30,
	2012		2011
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	41	$9,551	—	$—
Home equity	1	34	1	187
	42	9,585	1	187
Commercial loans
Commercial real estate	1	7,716	—	—
Construction/land development	—	—	6	24,590
Commercial business	3	410	1	153
	4	$8,126	7	$24,743
	46	$17,711	8	$24,930

NOTE 5–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

(in thousands)	September 30, 2012	December 31, 2011
Single family	$2,890	$7,006
Commercial real estate	3,489	2,436
Construction/land development	24,889	50,632
	31,268	60,074
Valuation allowance	(14,265)	(21,502)
	$17,003	$38,572

Activity in other real estate owned was as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$40,618	$102,697	$38,572	$170,455
Additions	4,954	3,702	34,014	35,846
Loss provisions	(2,623)	(8,217)	(10,955)	(23,515)
Reductions related to sales	(25,946)	(33,814)	(44,628)	(118,418)
Balance, end of period	$17,003	$64,368	$17,003	$64,368

For the three months ended September 30, 2012 and 2011, OREO properties were sold for a net gain of $2.5 million and a net loss of $37 thousand, respectively. For the nine months ended September 30, 2012 and 2011, OREO properties were sold for a net gain of $2.8 million and $326 thousand, respectively.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$12,190	$37,280	$21,502	$29,099
Loss provisions	2,623	8,217	10,955	23,515
Charge-offs, net of recoveries	(548)	(13,816)	(18,192)	(20,933)
Balance, end of period	$14,265	$31,681	$14,265	$31,681

At September 30, 2012 and December 31, 2011, we had concentrations within the state of Washington representing 90.7% and 84.5%, respectively, of the total balance of other real estate owned.

At September 30, 2012, construction/land development in Washington, primarily in Thurston County, represented 62.4% of the total portfolio. At December 31, 2011, construction/land development in Washington, primarily in Thurston County, represented 68.6% of the total balance of other real estate owned.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivatives to manage exposure to market risk, interest rate risk and to assist customers with their risk management objectives. Derivative transactions are measured in terms of notional amount, which is not recorded on the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for which interest and other payments are determined. All derivatives are recorded within other assets or liabilities and carried at fair value, with changes in fair value reflected in current period earnings. At September 30, 2012 the Company did not hold any cash flow or foreign currency hedge instruments.

For further information on the policies that govern derivative and hedging activities, see Note 11, Derivatives and Hedging Activities to the Consolidated Financial Statements within the 2011 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

September 30, 2012	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability
Forward sale commitments	$1,264,124	$1,584	$(16,305)
Interest rate swaptions	135,000	—	—
Interest rate lock commitments	922,639	37,413	(1)
Interest rate swaps	449,354	4,785	(8,626)
Total derivatives	$2,771,117	$43,782	$(24,932)

December 31, 2011	Notional Amount	Fair Value Derivatives
		Asset	Liability
Forward sale commitments	$428,803	$1,206	$(2,223)
Interest rate swaptions	110,000	1	—
Interest rate lock commitments	244,138	6,836	—
Interest rate swaps	337,705	5,719	(8,777)
Total derivatives	$1,120,646	$13,762	$(11,000)

The ineffective portion of net gains (losses) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $16 thousand and $(92) thousand for the three months ended September 30, 2012 and 2011, respectively and $64 thousand and $(26) thousand for the nine months ended September 30, 2012 and 2011, respectively.

The following table shows the net gains (losses) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$891	$2,041	$11,456	$(1,941)
Mortgage servicing (2)	4,861	38,335	24,600	45,521
	$5,752	$40,376	$36,056	$43,580

(1)	Comprised of mortgage loan interest rate lock commitments and forward contracts used as an economic hedge on loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of mortgage servicing rights.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consist of the following.

(in thousands)	At September 30, 2012	At December 31, 2011
Single family residential	$525,926	$130,546
Multifamily residential	6,654	19,863
	$532,580	$150,409

Loans sold during the periods indicated consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Single family residential	$1,238,879	$370,250	$2,735,893	$1,028,514
Multifamily residential	26,515	25,144	85,116	86,016
	$1,265,394	$395,394	$2,821,009	$1,114,530

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Secondary market gains(1)	$41,550	$6,415	$87,034	$3,083
Provision for repurchase losses(2)	(526)	(289)	(2,846)	(752)
Net gain from secondary market activities	41,024	6,126	84,188	2,331
Mortgage servicing rights originated	14,789	6,331	33,606	19,826
Loan origination and funding fees	8,577	3,309	20,592	7,545
Net gain on mortgage loan origination and sale activities	$64,390	$15,766	$138,386	$29,702

(1)
Comprised of gains and losses on single family and Fannie Mae DUS loans, interest rate lock commitments and forward sale commitments used to economically hedge loans held for sale, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the fair value of estimated future repurchase or indemnity losses recognized on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

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

(in thousands)	September 30, 2012	December 31, 2011
Single family
U.S. government agency MBS	$7,724,562	$6,464,815
Other	385,107	420,470
	8,109,669	6,885,285
Commercial
Multifamily	760,820	758,535
Other	53,617	56,785
	814,437	815,320
Total loans serviced for others	$8,924,106	$7,700,605

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies to the Interim Consolidated Financial Statements in this Form 10-Q. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$2,119	$820	$471	$533
Additions (1)	1,018	289	3,624	752
Realized Losses (2)	(1,202)	(259)	(2,160)	(435)
Balance, end of period	$1,935	$850	$1,935	$850

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $5.6 million and $5.8 million were recorded in accounts receivable and other assets as of September 30, 2012 and December 31, 2011, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At September 30, 2012 and December 31, 2011, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statement of financial condition totaled $5.6 million and $2.3 million, respectively, with a corresponding amount recorded within accounts payable and accrued expenses. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Servicing income, net:
Servicing fees and other	$7,168	$6,793	$20,310	$19,607
Changes in fair value of single family MSRs due to modeled amortization (1)	(5,360)	(4,155)	(14,382)	(10,245)
Amortization of multifamily MSRs	(598)	(455)	(1,551)	(1,121)
	1,210	2,183	4,377	8,241
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(5,565)	(21,986)	(13,507)	(21,669)
Net gain from derivatives economically hedging MSR	4,861	38,335	24,600	45,521
	(704)	16,349	11,093	23,852
Mortgage servicing income	$506	$18,532	$15,470	$32,093

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

All mortgage servicing rights (“MSRs”) are initially measured and recorded at fair value at the time loans are sold. Single family MSRs are subsequently carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur, while multifamily MSRs are subsequently carried at the lower of amortized cost or fair value.

The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. The Company determines fair value using a valuation model that calculates the net present value of estimated future cash flows. Estimates of future cash flows include contractual servicing fees, ancillary income and costs of servicing, the timing of which are impacted by assumptions, primarily prepayment speeds and discount rates, that relate to the underlying performance of the loans.

The initial fair value measurement of MSRs is adjusted up or down depending on whether the underlying loan pool interest rate is at a premium, discount or par. Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows.

(rates per annum) (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Constant prepayment rate (2)	11.62%	13.75%	11.11%	11.80%
Discount rate (3)	10.24%	10.42%	10.29%	10.40%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

At September 30, 2012, key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(in thousands)	September 30, 2012
Fair value of single family MSR	$73,787
Expected weighted-average life (in years)	4.30
Constant prepayment rate (1)	20.17%
Impact on fair value of 25 basis points decrease	$(7,299)
Impact on fair value of 50 basis points decrease	$(13,949)
Discount rate	10.6%
Impact on fair value of 100 basis points increase	$(2,187)
Impact on fair value of 200 basis points increase	$(4,242)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$70,585	$87,712	$70,169	$81,197
Originations	14,121	5,873	31,442	18,127
Purchases	6	27	65	61
Changes due to modeled amortization(1)	(5,360)	(4,155)	(14,382)	(10,245)
Net additions and amortization	8,767	1,745	17,125	7,943
Changes in fair value due to changes in model inputs and/or assumptions (2)	(5,565)	(21,986)	(13,507)	(21,669)
Ending balance	$73,787	$67,471	$73,787	$67,471

(1)	Represents changes due to collection/realization of expected future cash flows.

(2)	Principally reflects changes in model assumptions or prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$7,655	$6,608	$7,112	$6,035
Origination	668	459	2,164	1,698
Amortization	(598)	(455)	(1,551)	(1,121)
Ending balance	$7,725	$6,612	$7,725	$6,612

At September 30, 2012, the expected weighted-average life of the Company’s multifamily MSRs was 8.98 years. Projected amortization expense for the gross carrying value of multifamily MSRs at September 30, 2012 is estimated as follows.

(in thousands)	September 30, 2012
2012	$424
2013	1,485
2014	1,216
2015	1,029
2016	915
2017 and thereafter	2,656
Carrying value of multifamily MSR	$7,725

NOTE 8–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments may be for specific periods or contain termination clauses and may require the payment of a fee by the borrower. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

In the ordinary course of business, the Company makes unfunded loan commitments as part of its residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that it will advance the specified sums enabling the buyer to complete the purchase of the property. Unfunded loan commitments totaled $949.9 million ($910.6 million fixed rate and $39.3 million adjustable-rate commitments) at September 30, 2012 and $256.9 million ($250.2 million fixed rate and $6.7 million adjustable-rate commitments) at December 31, 2011.

In the normal course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Commitments related to unused home equity lines of credit and business banking line funds totaled $95.4 million and $87.1 million at September 30, 2012 and December 31, 2011. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $11.1 million and $9.7 million at September 30, 2012 and December 31, 2011, respectively. The Company has recorded an allowance for losses on loan commitments, included in accounts payable and accrued expenses on our consolidated statements of financial condition, of $166 thousand and $110 thousand at September 30, 2012 and December 31, 2011, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”)1 that are subject to a loss sharing relationship. For loans that have been sold through this program and are no longer on the Company's consolidated statement of financial condition, a liability is recorded for this loss sharing relationship under the accounting guidance for guarantees.  As of September 30, 2012 and December 31, 2011, the total principal balance of loans sold under this program totaled $760.8 million and $758.5 million. The Company’s reserve liability related to this program totaled $3.6 million and $3.6 million at September 30, 2012 and December 31, 2011, respectively. There were no actual losses incurred under this program during the three and nine months ended September 30, 2012 and 2011.

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

These obligations expose the Company to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance that it may receive. Generally, the maximum amount of future payments the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses.

The Company does not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA insured or VA guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against loss.  The loans remain in Ginne Mae pools unless and until they qualify for voluntary repurchase by the Company.  In general, once a FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

1 DUS® is a registered trademark of Fannie Mae    32

At September 30, 2012 and December 31, 2011, the Company has recorded a mortgage repurchase liability, included in accounts payable and accrued expenses on our consolidated statements of financial condition, of $1.9 million and $471 thousand, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may materialize. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of incurring a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2012, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of September 30, 2012.

NOTE 9–INCOME TAXES:

Income tax expense for the three and nine months ended September 30, 2012 was $11.8 million and $13.4 million, compared with $362 thousand and $388 thousand for the same periods in 2011. The Company's year-to-date income tax expense is based on a projected annual effective income tax rate, which excludes discrete tax benefits of $5.8 million recognized year to date. The Company's effective tax rate differs from the Federal statutory tax rate of 35% primarily due to state income taxes on income in Oregon, Hawaii and Idaho, tax exempt income and a discrete tax benefit related to the full reversal of the Company's beginning of year valuation allowance against deferred tax assets. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available positive and negative evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. More weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, the Company had a three year cumulative pre-tax loss position in 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset and is difficult to overcome and accordingly, the Company established a valuation allowance against the net deferred tax asset at September 30, 2009.

During the second quarter 2012, management analyzed the positive and negative evidence to determine if the benefit of its net deferred tax asset will more likely than not be realized. This evidence included the Company reporting its fifth consecutive quarter of profitability, the future reversals of deferred tax assets and deferred tax liabilities over a similar period of time, future expectations of profitability, significant improvement in overall asset quality and related credit/risk metrics and the expectation that we will be able to exit a three-year cumulative pre-tax loss position in 2012. Based on these factors, we determined during the quarter ended June 30, 2012 that we had sufficient objective positive evidence to reverse the remaining valuation allowance.

As a consequence of our initial public offering in February 2012, the Company experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use recognized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. Based on our analysis, the change of control will not result in a loss of deferred tax benefits other than a small impact on deferred tax assets related to state income taxes in Oregon.

The Company's income tax expense for the three and nine months ended September 30, 2012 includes a discrete tax expense of $508 thousand related to the true up of tax expense due to the filing of the 2011 tax return.  In addition, income tax expense for the three and nine months ended September 30, 2012 includes discrete tax benefits of zero and $6.3 million, respectively, related to the reversal of the beginning of the year valuation allowance against net deferred tax assets.

At September 30, 2012 we had a net deferred tax asset of $6.4 million compared with a net deferred tax liability of $1.8 million at December 31, 2011. For further discussion of the Company's income taxes see Note 14–Income Taxes in Company's 2011 Annual Report on Form 10-K.

NOTE 10–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement of our 2011 Annual Report on Form 10-K.

Valuation Processes

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company’s Asset/Liability Management Policy governs, among other things, the application and control of the valuation models used to estimate and measure fair value. On a quarterly basis, the Company’s Asset/Liability Management Committee (ALCO) and the Finance Committee of the Bank's Board of Directors review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee of the Board provides oversight and approves the Company’s Asset/Liability Management Policy. The Company obtains an MSR valuation from an independent valuation firm at least quarterly to assist with the validation of the results and the reasonableness of the assumptions used in measuring fair value.

The Company’s real estate valuations are overseen by the Company’s appraisal department, which is independent of the Company’s lending and credit administration functions. The appraisal department maintains the Company’s appraisal policy and recommends changes to the policy subject to approval by the Company’s Loan Committee and the Credit Committee of the Bank's Board of Directors. The Company’s appraisals are prepared by independent third-party appraisers and the Company’s internal appraisers. Single family appraisals are generally reviewed by the Company’s single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company’s appraisal department.

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

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Level 2 recurring fair value measurement
Loans held for sale
Single-family loans	Fair value is based on observable market data, including: • Quoted market prices, where available • Dealer quotes for similar loans • Forward sale commitments	Level 2 recurring fair value measurement
Multifamily loans
The sale price is set at the time the loan commitment is made, and as such subsequent changes in market conditions have a very limited effect, if any, on the value of these loans carried on the balance sheet, which are typically sold within 30 days of origination.
Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 2.
Loans held for investment
Loans held for investment, excluding collateral dependent loans	Fair value is based on discounted cash flows, which considers the following inputs: • Current lending rates for new loans • Expected prepayment speeds • Estimated credit losses	For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of our 2011 Annual Report on Form 10-K. Estimated fair value classified as Level 3.
Loans held for investment, collateral dependent
Fair value is based on appraised value of collateral, which considers sales comparison and income approach methodologies. Adjustments are made for various factors, which may include:
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

Classified as a Level 3 nonrecurring fair value measurement in periods where carrying value is adjusted to reflect the fair value of collateral.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 8, Mortgage Banking Operations of this Form 10-Q.
Level 3 recurring fair value measurement
Multifamily MSRs	Fair value is based on discounted estimated future servicing fees and other revenue, offset by estimated costs to service the loans.	Carried at lower of amortized cost or fair value Estimated fair value classified as Level 3.
Derivatives
The fair value is based on quoted prices for identical or similar instruments, when available.

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.

The following presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$63,366	$—	$63,366	$—
Commercial	14,532	—	14,532	—
Municipal bonds	128,595	—	128,595	—
Collateralized mortgage obligations:
Residential	167,513	—	167,513	—
Commercial	9,109	—	9,109	—
U.S. Treasury securities	30,935	—	30,935	—
Single family mortgage servicing rights	73,787	—	—	73,787
Single family loans held for sale	525,926	—	525,926	—
Derivatives
Forward sale commitments	1,584	—	1,584	—
Interest rate lock commitments	37,413	—	37,413	—
Interest rate swaps	4,785	—	4,785	—
Total Assets	$1,057,545	$—	$983,758	$73,787
Liabilities:
Derivatives
Forward sale commitments	$16,305	$—	$16,305	$—
Interest rate swaps	8,626	—	8,626	—
Interest rate locks on loans	1	—	1	—
Total Liabilities	$24,932	$—	$24,932	$—

(in thousands)	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Commercial mortgage backed securities	$14,483	$—	$14,483	$—
Municipal bonds	49,584	—	49,584	—
Collateralized mortgage obligations:
Residential	223,390	—	223,390	—
Commercial	10,070	—	10,070	—
U.S. Treasury securities	31,520	—	31,520	—
Single family mortgage servicing rights	70,169	—	—	70,169
Single family loans held for sale	130,546	—	130,546	—
Derivatives
Forward sale commitments	1,206	—	1,206	—
Interest rate swaptions	1	—	1	—
Interest rate lock commitments	6,836	—	6,836	—
Interest rate swaps	5,719	—	5,719	—
Total Assets	$543,524	$—	$473,355	$70,169
Liabilities:
Derivatives
Forward sale commitments	$2,223	$—	$2,223	$—
Interest rate swaps	8,777	—	8,777	—
Total Liabilities	$11,000	$—	$11,000	$—

There were no transfers between levels of the fair value hierarchy for assets and liabilities held as of September 30, 2012 and December 31, 2011 during the respective nine and twelve month reporting periods. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2012 and 2011, see Note 8–Mortgage Banking Operations of this Form 10-Q.

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following presents assets that were recorded at fair value during the three and nine months ended September 30, 2012 and 2011 and still held at the end of the respective reporting period.

(in thousands)	For the Three Months Ended September 30, 2012
	Fair Value of Assets Held at September 30, 2012	Level 1	Level 2	Level 3	Total Losses
Loans held for investment(1)	$34,699	—	—	$34,699	$(1,817)
Other real estate owned(2)	5,738	—	—	5,738	(2,464)
Total	$40,437	$—	$—	$40,437	$(4,281)

(in thousands)	For the Three Months Ended September 30, 2011
	Fair Value of Assets Held at September 30, 2011	Level 1	Level 2	Level 3	Total Losses
Loans held for investment(1)	$57,997	—	—	$57,997	$(5,385)
Other real estate owned(2)	30,534	—	—	30,534	(6,417)
Total	$88,531	$—	$—	$88,531	$(11,802)

(in thousands)	For the Nine Months Ended September 30, 2012
	Fair Value of Assets Held at September 30, 2012	Level 1	Level 2	Level 3	Total Losses
Loans held for investment(1)	$35,659	—	—	$35,659	$(5,324)
Other real estate owned(2)	11,035	—	—	11,035	(5,554)
Total	$46,694	$—	$—	$46,694	$(10,878)

(in thousands)	For the Nine Months Ended September 30, 2011
	Fair Value of Assets Held at September 30, 2011	Level 1	Level 2	Level 3	Total Losses
Loans held for investment(1)	$82,141	—	—	$82,141	$(9,489)
Other real estate owned(2)	36,827	—	—	36,827	(13,242)
Total	$118,968	$—	$—	$118,968	$(22,731)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following information presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the three and nine months ended September 30, 2012 for assets still held at the end of the period.

(dollars in thousands)	Fair Value of Assets Held at September 30, 2012	Valuation Technique	Significant Unobservable Input	Three Months Ended September 30, 2012
				Low	High
Loans held for investment	$34,699	Sales comparison approach	Comparable sale adjustments(1)	3%	45%
		Income approach	Capitalization rate	5%	9%
Other real estate owned	$5,738	Sales comparison approach	Comparable sale adjustments(1)	1%	13%

(dollars in thousands)	Fair Value of Assets Held at September 30, 2012	Valuation Technique	Significant Unobservable Input	Nine Months Ended September 30, 2012
				Low	High
Loans held for investment	$35,659	Sales comparison approach	Comparable sale adjustments(1)	1%	45%
			Other discounts(2)	28%	74%
		Income approach	Capitalization rate	6%	11%
Other real estate owned	$11,035	Sales comparison approach	Comparable sale adjustments(1)	—%	70%
			Other discounts(2)	4%	64%

(1)	Represents the range of net adjustments reflecting differences between a comparable sale and the property being appraised.

(2)
Includes bulk sale discounts applied to the aggregate retail value of tract development properties, accelerated marketing period discounts and time-hold or other discounts applied to derive the “as is” market value of certain properties requiring a holding period before reaching a state of feasibility or completion (e.g., “upon completion” or "upon stabilization" value).

The Company's property appraisals are primarily based on the sales comparison approach and income approach methodologies, which consider recent sales of comparable properties, including their income generating characteristics, and then make adjustments to reflect the general assumptions that a market participant would make when analyzing the property for purchase. These adjustments may increase or decrease an appraised value and can vary significantly depending on the location, physical characteristics and income producing potential of each individual property. Additionally, the quality and volume of market information available at the time of the appraisal can vary from period-to-period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property.

The following presents the carrying values and the hierarchy of the fair values of the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	September 30, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$22,051	$22,051	$22,051	$—	$—
Loans held for investment	1,268,703	1,310,234	—	—	1,310,234
Loans held for sale – Multifamily	6,654	6,654	—	6,654	—
Mortgage servicing rights – Multifamily	7,725	9,118	—	—	9,118
Federal Home Loan Bank stock	36,697	36,697	—	36,697	—
Liabilities:
Deposits	$1,981,814	$1,986,794	$—	$1,986,794	$—
Federal Home Loan Bank advances	131,597	135,933	—	135,933	—
Long-term debt	61,857	60,241	—	60,241	—

	December 31, 2011
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$263,302	$263,302	$263,302	$—	$—
Loans held for investment	1,300,873	1,349,680	—	—	1,349,680
Loans held for sale – Multifamily	19,863	19,863	—	19,863	—
Mortgage servicing rights – Multifamily	7,112	8,444	—		8,444
Federal Home Loan Bank stock	37,027	37,027	—	37,027	—
Liabilities:
Deposits	$2,009,755	$2,012,708	$—	$2,012,708	$—
Federal Home Loan Bank advances	57,919	63,243	—	63,243	—
Long-term debt	61,857	60,591	—	60,591	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $392 thousand and $413 thousand at September 30, 2012 and December 31, 2011, respectively.

NOTE 11–DEPOSITS:

Deposit balances, including stated rates, are as follows.

(in thousands)	At September 30, 2012	At December 31, 2011
Noninterest bearing accounts	$345,522	$270,666
NOW accounts 0.00% to 0.45%	172,086	138,936
Statement savings accounts, due on demand 0.20% to 0.80%	104,239	66,898
Money market accounts, due on demand 0.00% to 1.55%	675,363	499,457
Certificates of deposit 0.20% to 5.00%	684,604	1,033,798
	$1,981,814	$2,009,755

Interest expense on deposits consists of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
NOW accounts	$129	$140	$368	$458
Statement savings accounts	113	73	289	257
Money market accounts	858	716	2,394	2,298
Certificates of deposit	2,808	4,919	9,934	16,414
	$3,908	$5,848	$12,985	$19,427

There were no public funds included in deposits as of September 30, 2012 and December 31, 2011.

The weighted-average interest rate on certificates of deposit at September 30, 2012 and December 31, 2011 was 1.57% and 1.66%, respectively.

Certificates of deposit outstanding as of September 30, 2012, mature as follows.

(in thousands)	September 30, 2012
Within one year	$535,435
One to two years	110,227
Two to three years	19,575
Three to four years	9,924
Four to five years	9,443
$684,604

The aggregate amount of time deposits in denominations of $100,000 or more at September 30, 2012 and December 31, 2011 was $310.7 million and $454.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2012 and December 31, 2011 was $47.0 million and $67.3 million, respectively. There were no brokered deposits as of September 30, 2012 or December 31, 2011.

NOTE 12–SHARE-BASED COMPENSATION PLANS:

For the three months ended September 30, 2012 and 2011, $199 thousand and $3 thousand of compensation costs, respectively, were recognized for share-based compensation awards. For the nine months ended September 30, 2012 and 2011, $2.4 million and $12 thousand of compensation costs, respectively, was recognized for share-based compensation awards.

2010 Equity Incentive Plan

In January 2010, the shareholders approved the Company's 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2010 EIP include Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Bonus Awards and Incentive Bonus Awards, or a combination of the foregoing. This plan became effective during February 2012, upon the completion of the Company’s initial public offering. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2010 EIP is 1,412,612 shares.

Nonqualified Stock Options

Upon the successful completion of the initial public offering in February of 2012, nonqualified options were granted to key senior management personnel. A summary of changes in nonqualified stock options granted, but not vested, for the nine months ended September 30, 2012, is as follows.

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (2) (in thousands)
Options outstanding at December 31, 2011	457,600	$0.77	8.9	$3,540
Granted	585,240	11.60	9.4	4,349
Cancelled or forfeited	(7,000)	0.75	0.0	128
Exercised	(12,600)	0.71	8.2	213
Options outstanding at September 30, 2012	1,023,240	6.96	8.9	12,349
Options that are exercisable and expected to be exercisable (1)	1,010,590	6.93	8.8	12,227
Options exercisable	337,600	0.77	8.1	6,166

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 12,600 options have been exercised through September 30, 2012, resulting in cash received and related income tax benefits totaling $9 thousand. As of September 30, 2012, there was $1.7 million of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of 2.2 years.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted during the nine months ended September 30, 2012 was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table.

Expected term of the option	6 years
Expected stock price volatility	36.03%
Annual risk-free interest rate	1.34%
Expected annual dividend yield	2.44%

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

Restricted Shares

Upon the completion of the initial public offering in February of 2012, the Company began granting restricted shares to key senior management personnel and directors. A summary of the status of these restricted shares follows.

	Number	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2011	—	$—
Granted	210,860	11.44
Cancelled or forfeited	—	—
Vested	(178,478)	11.07
Restricted shares outstanding at September 30, 2012	32,382	13.50

The Company recognized $54 thousand and $2.0 million in compensation expense for restricted shares during the three and nine months ended September 30, 2012, respectively. At September 30, 2012, there was $387 thousand of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation costs are generally expected to be recognized over a weighted average period of 1.8 years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date. However, for the restricted stock awards granted to senior management in connection with the initial public offering, the performance goals required to be met for certain vesting events to occur were achieved prior to that expectation, therefore any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected were immediately recognized in earnings. These restricted shares granted to key senior management personnel in February 2012 became vested based upon the achievement of certain market conditions: one-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30 day rolling average share price exceeded 50% of grant date fair value. Due to the increase in our stock price 178,478 shares of restricted stock were fully vested during the nine months ended September 30, 2012, which resulted in the recognition of approximately $2.0 million in compensation expense.

NOTE 13–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share data)	2012	2011	2012	2011
Net income	$21,343	$15,258	$58,390	$9,093
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,335,950	5,403,498	12,960,212	5,403,498
Dilutive effect of outstanding common stock equivalents (1)	363,082	341,934	454,264	204,606
Diluted weighted-average number of common stock outstanding	$14,699,032	$5,745,432	$13,414,476	$5,608,104
Earnings per share:
Basic earnings per share	$1.49	$2.82	$4.51	$1.68
Diluted earnings per share	$1.45	$2.66	$4.35	$1.62

(1)
Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 were certain options (due to their antidilutive effect) and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents from such options and unvested restricted shares was 50,978 at September 30, 2012. There were no outstanding common stock equivalents during the three and nine months ended September 30, 2011 excluded from the computation of diluted earnings per share.

NOTE 14–BUSINESS SEGMENTS:

The Company has four business lines for the purposes of management reporting: Community Banking; Single Family Lending; Income Property Lending; and Residential Construction Lending. The results for these lines of business are based on a management accounting process that assigns income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. Our approach has focused, in the years presented, on managing revenues and expenses by segment and in total. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is based on management’s view of the Company’s operations and is not necessarily comparable with similar information for other financial services companies. The Company defines its operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change.

Community Banking provides diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans.

Single Family Lending originates single family residential mortgage loans directly, and indirectly through our relationship with Windermere Mortgage Services Series LLC for sale into the secondary market. This segment also originates loans for our portfolio on a selective basis, including home equity loans, and services loans for others and for our portfolio.

Income Property Lending originates commercial real estate loans with a focus on multifamily lending through its Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae, and we generally continue to service them after the sale. We also originate commercial construction loans, bridge loans and permanent loans for our portfolio.

Residential Construction Lending originates and services residential construction loans for our portfolio, focusing on single family home construction that is short duration in nature. Generally, we do not lend on land development projects or raw land.

The All Other category includes corporate items not specific to an operating segment and elimination of certain items that are included in more than one business segment, including: (1) asset/liability management which includes interest rate risk, liquidity position and capital. Asset/liability management responsibilities involve managing the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters impacting the Company’s balance sheet and off-balance sheet risk. Such activities include determining the optimal production composition and concentration of loans in the loan portfolio, the appropriate mix of funding sources at any point in time and the allocation of capital to the operating segments; (2) general corporate overhead costs associated with the Company’s facilities, legal, accounting and finance functions, human resources, and technology services; and (3) the residual impact of our cost allocation processes.

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments and the Treasury division within the All Other category, which then assigns to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	an allocation of the Company's consolidated income taxes which are based on the effective tax rate applied to the segment's pretax income or loss.

Effective January 1, 2012 management updated the FTP methodology it uses for reviewing segment results and managing the Company’s lines of business. Under the previous FTP methodology, we computed the cost of funds from our current period’s financial results and then allocated a portion of that cost of funds to each respective operating segment. This approach was based on internal financial results and updated for current period information, thereby providing an updated funding cost applied to certain assets or liabilities originated in prior periods.

The updated methodology is based on external market factors and more closely aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a more consistent basis for determining the cost of funds to be allocated to each operating segment. The updated approach is also more consistent with FTP measurement techniques employed by other industry participants. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

In general, the impact of the FTP change resulted in a lower cost of funds as compared with the previous method as the Company’s funding costs have generally been higher than market prices due to the historical structure of the deposit portfolio and wholesale borrowings.

Financial highlights by operating segment were as follows.

	Three Months Ended September 30, 2012
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (1)	$3,075	$7,025	$2,142	$324	$3,725	$16,291
Provision for loan losses	(150)	(2,982)	(1,666)	(647)	(55)	(5,500)
Noninterest income	1,367	64,884	1,463	3	416	68,133
Noninterest expense	(5,900)	(27,525)	(1,046)	(760)	(10,588)	(45,819)
Inter-segment revenue (expense)	(3,328)	(6,564)	(968)	(502)	11,362	—
Income (loss) before income taxes	(4,936)	34,838	(75)	(1,582)	4,860	33,105
Income tax (benefit) expense	(2,273)	13,400	120	(1,231)	1,746	11,762
Net income (loss)	$(2,663)	$21,438	$(195)	$(351)	$3,114	$21,343

	Three Months Ended September 30, 2011
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (expense) (1)	$1,817	$3,332	$2,036	$(173)	$4,958	$11,970
Provision for loan losses	(81)	(437)	(233)	(249)	—	(1,000)
Noninterest income	1,085	34,245	1,305	2	342	36,979
Noninterest expense	(5,345)	(10,179)	(682)	(8,958)	(7,165)	(32,329)
Inter-segment revenue (expense)	(1,898)	(3,200)	(809)	(937)	6,844	—
Income (loss) before income taxes	(4,422)	23,761	1,617	(10,315)	4,979	15,620
Income tax (benefit) expense	(691)	1,364	247	(1,123)	565	362
Net income (loss)	$(3,731)	$22,397	$1,370	$(9,192)	$4,414	$15,258

	Nine Months Ended September 30, 2012
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (1)	$8,012	$17,032	$6,998	$1,015	$10,837	$43,894
Provision for loan losses	(650)	(3,982)	(2,166)	(647)	(55)	(7,500)
Noninterest income	3,883	154,064	4,251	59	488	162,745
Noninterest expense	(17,505)	(68,504)	(5,574)	(7,048)	(28,721)	(127,352)
Inter-segment revenue (expense)	(8,059)	(15,976)	(2,650)	(1,442)	28,127	—
Income (loss) before income taxes	(14,319)	82,634	859	(8,063)	10,676	71,787
Income tax (benefit) expense	(2,671)	15,421	160	(1,505)	1,992	13,397
Net income (loss)	$(11,648)	$67,213	$699	$(6,558)	$8,684	$58,390

	Nine Months Ended September 30, 2011
	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
(in thousands)
Condensed income statement:
Net interest income (1)	$4,837	$11,161	$7,191	$936	$11,349	$35,474
Provision for loan losses	(193)	(1,902)	(431)	(774)	—	(3,300)
Noninterest income	3,281	60,086	4,010	98	2,422	69,897
Noninterest expense	(17,643)	(27,320)	(2,958)	(23,863)	(20,806)	(92,590)
Inter-segment revenue (expense)	(5,980)	(9,610)	(2,195)	(2,214)	19,999	—
Income (loss) before income taxes	(15,698)	32,415	5,617	(25,817)	12,964	9,481
Income tax (benefit) expense	(643)	1,327	230	(1,057)	531	388
Net income (loss)	$(15,055)	$31,088	$5,387	$(24,760)	$12,433	$9,093

(1)
Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment or category.

NOTE 15–SUBSEQUENT EVENTS:
On October 24, 2012, the Board of Directors approved a two-for-one forward split of the Company's common stock. As of the November 5, 2012 effective date, the total number of shares of common stock outstanding increased from approximately 7.2 million to approximately14.4 million and the total authorized stock increased from 80 million shares to 160 million shares. The issuance of additional shares to shareholders of record as of the effective date was made on November 7, 2012. Shares outstanding and per share information in this Form 10-Q have been adjusted to reflect the stock split.
We have evaluated all material events that occurred subsequent to September 30, 2012 and have determined that there are no other subsequent events that require disclosure.

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

Summary Financial Data

	Quarter ended					Nine months ended
(in thousands, except share data)	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Operations Data (for the period ended):
Net interest income	$16,291	$14,698	$12,905	$12,866	$11,970	$43,894	$35,474
Provision for loan losses	5,500	2,000	—	—	1,000	7,500	3,300
Noninterest income	68,133	55,502	39,111	27,461	36,979	162,745	69,897
Noninterest expense	45,819	46,847	34,687	33,903	32,329	127,352	92,590
Net income before taxes	33,105	21,353	17,329	6,424	15,620	71,787	9,481
Income taxes	11,762	3,357	(1,721)	(602)	362	13,397	388
Net income	$21,343	$17,996	$19,050	$7,026	$15,258	$58,390	$9,093
Basic earnings per common share (1)	$1.49	$1.26	$1.85	$1.30	$2.82	$4.51	$1.68
Diluted earnings per common share (1)	$1.45	$1.21	$1.78	$1.21	$2.66	$4.35	$1.62
Weighted average common shares
Basic	14,335,950	14,252,120	10,292,566	5,403,498	5,403,498	12,960,212	5,403,498
Diluted	14,699,032	14,824,064	10,720,330	5,797,170	5,745,432	13,414,476	5,608,104
Shareholders’ equity per share	$16.67	$14.94	$13.35	$15.99	$14.87	$16.67	$14.87
Common shares outstanding (1)	14,354,972	14,325,214	14,325,214	5,403,498	5,403,498	14,354,972	5,403,498

Financial position (at period end):
Cash and cash equivalents	$22,051	$75,063	$92,953	$263,302	$138,429	$22,051	$138,429
Investment securities available for sale	414,050	415,610	446,198	329,047	339,453	414,050	339,453
Loans held for sale	532,580	412,933	290,954	150,409	226,590	532,580	226,590
Loans held for investment, net	1,268,703	1,235,253	1,295,471	1,300,873	1,360,219	1,268,703	1,360,219
Mortgage servicing rights	81,512	78,240	86,801	77,281	74,083	81,512	74,083
Other real estate owned	17,003	40,618	31,640	38,572	64,368	17,003	64,368
Total assets	2,507,941	2,424,947	2,367,497	2,264,957	2,316,839	2,507,941	2,316,839
Deposits	1,981,814	1,904,749	2,000,633	2,009,755	2,056,977	1,981,814	2,056,977
FHLB advances	131,597	65,590	57,919	57,919	67,919	131,597	67,919
Repurchase agreements	—	100,000	—	—	—	—	—
Shareholders’ equity	239,260	214,023	191,230	86,407	80,336	239,260	80,336

Financial position (averages):
Investment securities available for sale	$411,916	$431,875	$381,129	$338,933	$272,294	$408,320	$295,988
Loans held for investment	1,270,652	1,304,740	1,338,552	1,385,037	1,427,763	1,304,526	1,509,296
Total interest earning assets	2,184,791	2,142,451	2,090,180	2,078,506	2,019,243	2,139,310	2,066,943
Total interest bearing deposits	1,625,437	1,640,159	1,705,371	1,745,493	1,787,388	1,656,874	1,837,708
FHLB advances	112,839	79,490	57,919	59,169	72,267	83,523	105,410
Repurchase agreements	18,478	52,369	—	—	—	23,597	—
Total interest bearing liabilities	1,818,611	1,833,875	1,825,146	1,866,519	1,921,512	1,825,851	2,005,843
Shareholders’ equity	229,762	206,428	140,784	84,038	73,499	192,778	62,958

Summary Financial Data (continued)

	Quarter ended					Nine months ended
(in thousands, except share data)	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Financial performance:
Return on average common shareholders’ equity (2)	37.16%	34.87%	54.13%	33.44%	83.04%	40.38%	19.26%
Return on average assets	3.50%	3.04%	3.30%	1.23%	2.67%	3.29%	0.53%
Net interest margin (3)	3.08%	2.83%	2.53%	2.50%	2.38%	2.82%	2.30%
Efficiency ratio (4)	54.27%	66.73%	66.69%	84.07%	66.05%	61.63%	87.87%
Operating efficiency ratio (6)	53.86%	58.12%	61.84%	74.78%	47.43%	57.32%	62.69%
Credit quality:
Allowance for credit losses	$27,627	$27,125	$35,402	$42,800	$53,386	$27,627	$53,386
Allowance for credit losses/total loans	2.12%	2.13%	2.64%	3.18%	3.76%	2.12%	3.76%
Allowance for credit losses/nonaccrual loans	71.80%	81.28%	46.58%	55.81%	55.91%	71.80%	55.91%
Total classified assets	$102,385	$137,165	$208,792	$188,167	$225,022	$102,385	$225,022
Classified assets/total assets	4.08%	5.66%	8.82%	8.31%	9.71%	4.08%	9.71%
Total nonaccrual loans (5)	$38,247	$33,107	$75,575	$76,484	$95,094	$38,247	$95,094
Nonaccrual loans/total loans	2.94%	2.62%	5.66%	5.69%	6.73%	2.94%	6.73%
Other real estate owned	$17,003	$40,618	$31,640	$38,572	$64,368	$17,003	$64,368
Total nonperforming assets	$55,250	$73,725	$107,215	$115,056	$159,462	$55,250	$159,462
Nonperforming assets/total assets	2.20%	3.04%	4.53%	5.08%	6.88%	2.20%	6.88%
Net charge-offs	$4,998	$10,277	$7,398	$10,586	$7,673	$22,673	$14,480
Regulatory capital ratios for the Bank:
Tier 1 capital to total assets (leverage)	10.77%	10.14%	9.29%	6.04%	5.64%	10.77%	5.64%
Tier 1 risk-based capital	16.65%	15.75%	14.18%	9.88%	8.51%	16.65%	8.51%
Total risk-based capital	17.90%	17.01%	15.45%	11.15%	9.79%	17.90%	9.79%
Other data:
Full-time equivalent employees (ending)	998	913	821	613	598	998	598

(1)
Per share data shown after giving effect to the 2-for-1 forward stock splits effective on November 5, 2012 and on March 6, 2012, as well as the 1-for-2.5 reverse stock split effective on July 19, 2011.

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

	Quarter ended					Nine months ended
	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Efficiency ratio	54.27%	66.73%	66.69%	84.07%	66.05%	61.63%	87.87%
Less impact of OREO expenses	0.41%	8.61%	4.85%	9.29%	18.62%	4.31%	25.18%
Operating efficiency ratio	53.86%	58.12%	61.84%	74.78%	47.43%	57.32%	62.69%

Summary Financial Data (continued)

	Quarter ended					Nine months ended
(in thousands)	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
SUPPLEMENTAL DATA:
Loans serviced for others
Single family residential	$8,109,669	$7,468,982	$6,947,278	$6,885,285	$6,649,546	$8,109,669	$6,649,546
Multifamily	760,820	772,473	766,433	758,535	770,401	760,820	770,401
Other	53,617	56,840	59,370	56,785	57,151	53,617	57,151
Total loans serviced for others	$8,924,106	$8,298,295	$7,773,081	$7,700,605	$7,477,098	$8,924,106	$7,477,098
Loan production volumes:
Single family mortgage closed loans (1)	$1,368,238	$1,068,656	$712,302	$624,111	$478,024	$3,149,196	$1,077,497
Single family mortgage interest rate lock commitments	1,313,182	1,303,390	915,141	543,164	630,919	3,531,713	1,229,453
Single family mortgage loans sold	1,238,879	962,704	534,310	710,706	370,250	2,735,893	1,028,514
Multifamily mortgage originations	20,209	35,908	15,713	49,071	26,125	71,830	76,605
Multifamily mortgage loans sold	26,515	27,178	31,423	33,461	25,144	85,116	86,016

(1)	Represents single family mortgage closed loan volume designated for sale during each respective period.

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc's 2011 annual report on Form 10-K.

Management’s Overview of Third Quarter 2012 Financial Performance

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

At September 30, 2012, we had total assets of $2.51 billion, net loans held for investment of $1.27 billion, deposits of $1.98 billion and shareholders’ equity of $239.3 million.

Our reported net income for the third quarter of 2012 represents our sixth consecutive quarter of profitability reflecting substantial progress in the execution of our plan to address the negative impact of the economic downturn on the Company’s financial condition, results of operations and risk profile. As discussed below, during the first nine months of 2012 we improved or expanded major components of our business, including recapitalizing the Company, upgrading the Bank's regulatory standing, expanding our mortgage origination capacity, improving the quality of our deposits, bolstering our processing, compliance and risk management capabilities, and recognizing significantly improved results of operations.

On October 24, 2012, the Board of Directors approved a two-for-one forward split of the Company's common stock. Shares outstanding and per share information have been adjusted to reflect the stock split, which was effective on November 5, 2012.
Financial Performance

For the third quarter of 2012, net income was $21.3 million, or $1.45 per diluted share, compared with $15.3 million, or $2.66 per diluted share a year ago. For the first nine months of 2012, net income was $58.4 million, or $4.35 per diluted share, compared with $9.1 million, or $1.62 per diluted share, for the same period a year ago. Return on equity for the first nine months of 2012 (on an annualized basis) was 40.38%, compared to 19.26% for the same period last year, while return on average assets for the first nine months of 2012 (on an annualized basis) was 3.29%, compared to 0.53% for the same period a year ago.

Our financial performance for the third quarter of 2012 was driven by a $35.5 million increase in net revenue as compared to the same quarter last year, and for the first nine months of 2012 was driven by a $101.3 million increase in net revenue as compared to the first nine months of 2011. Our strong revenue growth in 2012 primarily reflects the continued growth in mortgage loan origination and sale activities that has been driven by high mortgage production volume, record low mortgage interest rates and strong secondary market profit margins that began to increase in the third quarter of 2011. We also continue to expand our mortgage production capacity, which included increasing mortgage origination and support personnel by 14% from the prior quarter and 123% since the beginning of the year.

Net interest income, on a tax equivalent basis, increased $4.8 million, or 39.9%, in third quarter 2012 and increased $9.5 million, or 26.7%, in the first nine months of 2012 as compared to the same periods last year. Our net interest margin for the third quarter of 2012 improved to 3.08% from 2.38% in the third quarter of 2011 and for the first nine months of 2012 improved to 2.82% from 2.30% in the same period in the prior year. The improvement in our net interest income and net interest margin

1 DUS® is a registered trademark of Fannie Mae    52

over these periods in large part reflects the execution of our deposit product and pricing strategy, increased average balances of loans held for sale and the investment of proceeds from our initial public offering, thereby increasing the average balance of interest earning assets for the first nine months of 2012.

Provision for credit losses was $5.5 million for third quarter 2012, and $7.5 million the first nine months of 2012, compared to $1.0 million and $3.3 million for the same periods in the prior year. Asset quality trends continue to improve as nonaccrual loans declined to $38.2 million at September 30, 2012, a decrease of $38.2 million or 50.0%, from $76.5 million at December 31, 2011. Loan delinquencies also decreased, with total loans past due decreasing to 7.37% of loans held for investment at September 30, 2012, compared to 10.38% at December 31, 2011. Overall, the allowance for credit losses decreased to 2.12% of loans held for investment at September 30, 2012, down from 3.18% of total loans held for investment at December 31, 2011.

Noninterest income was $68.1 million in the third quarter 2012, an increase of $31.2 million, or 84.2%, from $37.0 million in the third quarter 2011. For the first nine months of 2012, noninterest income was $162.7 million, an increase of $92.8 million, or 132.8%, from $69.9 million for the first nine months of the prior year. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The increase in noninterest income is predominantly due to higher net gain on mortgage loan origination and sale activities, which increased $48.6 million for third quarter of 2012 and $108.7 million for the first nine months of 2012 as compared to the same periods in 2011, totaling $64.4 million for third quarter 2012 and $138.4 million for the first nine months of 2012, compared with $15.8 million and $29.7 million for the same periods in the prior year.

Noninterest expense was $45.8 million for third quarter 2012, an increase of $13.5 million, or 41.7%, from $32.3 million a year ago. Noninterest expense was $127.4 million for the first nine months of 2012, an increase of $34.8 million, or 37.5%, from $92.6 million for the same period in the prior year. Noninterest expense increased primarily due to salary and related costs, which increased $18.4 million for third quarter 2012 and $44.1 million for the first nine months of 2012 as compared to the same periods a year ago, reflecting higher commissions and incentive compensation expenses and an increase in employees as we expanded our mortgage origination and support personnel and added lending and support personnel in our other lending lines of business, partially offset by lower OREO expenses, as valuation losses decreased compared with the same periods a year ago.

Income tax expense increased $11.4 million for third quarter 2012 and $13.0 million for the first nine months of 2012 as compared to the same periods a year ago. In the second quarter of 2012 we determined we had sufficient objective positive evidence to reverse the remaining valuation allowance with respect to our net deferred tax asset, which was based on our assessment of our ability to realize deferred tax assets in the future.

Credit Quality

Management believes that the Company’s allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2011 as illustrated by the credit trends below.

For the third quarter of 2012, net charge-offs totaled $5.0 million, compared with $7.7 million for the prior year. For the first nine months of 2012, net charge-offs totaled $22.7 million, compared with $14.5 million for the same period in 2011.

We recorded a $5.5 million provision for loan losses in the third quarter of 2012, compared to $2.0 million in the preceding quarter and $1.0 million in the third quarter of 2011. The allowance for loan losses (which excludes the allowance for unfunded commitments) decreased to $27.5 million at September 30, 2012, or 2.11% of loans held for investment, compared with $42.7 million, or 3.17% of total loans held for investment, as of December 31, 2011. The decrease in the allowance for loan losses since December 31, 2011 primarily relates to reductions in specific reserves from charge-offs related to the resolution of certain nonaccrual loans as they are transferred to other real estate owned (“OREO”). Additionally, the overall level of loans in default continues to improve as seen in the improvement in nonaccrual loans and total loan delinquencies. Nonperforming assets decreased to $55.3 million at September 30, 2012, from $115.1 million at December 31, 2011. Nonaccrual loans declined to $38.2 million at September 30, 2012, compared with $76.5 million at December 31, 2011. Past due loans totaled $95.7 million, or 7.37% of total loans, at September 30, 2012, compared with $139.9 million, or 10.38% of total loans, at year end. OREO balances decreased to $17.0 million at September 30, 2012, compared with $38.6 million at December 31, 2011. In April 2012, bankruptcy courts affirmed the Company’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate carrying values of $26.6 million. As a result, during the first nine months of 2012 we charged-off $11.8 million on both loans and transferred the estimated net recovery value of $18.8 million to OREO and subsequently sold the properties.

Expansion of Mortgage Banking Operations

During the first nine months of 2012, we expanded our mortgage origination capacity, accelerating our strategic plan to increase mortgage origination market share and volume by hiring approximately 326 mortgage origination and support personnel, a significant portion of whom were previously employed in Washington and Idaho by MetLife Home Loans, including MetLife's Pacific Northwest regional sales manager and its regional builder services manager, as well as regional and branch managers, loan officers and related production support staff. In the third quarter we continued to hire additional mortgage origination personnel, adding 70 loan officers and support staff. In 2012, we have opened or are in the process of opening 15 new stand-alone mortgage lending centers in Washington, Oregon and Idaho to accommodate the expansion of these operations.

Regulatory Matters

We improved our Bank regulatory capital ratios during the first nine months of 2012, increasing our Tier 1 leverage and total risk-based capital ratios to 10.8% and 17.9%, compared with 6.0% and 11.2% as of December 31, 2011, respectively. This improvement reflects the completion of our initial public offering of common stock as well as earnings for the first nine months of 2012.

On February 15, 2012, we completed our initial public offering of 8,723,632 shares of common stock for an initial offering price of $11.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012). The net increase in HomeStreet's capital was $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed on April 26, 2012.

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

The termination of the Bank Order provides several benefits, including a reduction in our FDIC assessment and examination fees; resumption of portfolio lending for certain lending products; the ability to open or re-locate retail deposit branches; access to federal funds lines from correspondent banks; the re-opening of certain correspondent lending channels that had previously been restricted; and the ability to increase the amount of trading partner relationships used for hedging purposes. Additionally, as a result of the termination of the Bank Order and the related impact on certain rating agency metrics, the Bank now fully complies with the seller servicer requirements of government-sponsored entities such as Fannie Mae and Freddie Mac. We believe that the termination of the Bank Order also improves the reputation of the Bank in our markets, removing any stigma associated with the Bank's prior status as a troubled institution and improving the Bank's attractiveness to current and prospective customers and employees.

In recognition of the significant improvement in the Bank's financial condition, results of operations and risk profile, on July 10, 2012 the Federal Reserve Bank granted full access to all Federal Reserve Bank lending and depository services.

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

Recent Developments
On July 26, 2012, the Company announced the appointment of Cory Stewart, age 40, as the Company's Executive Vice President and Chief Accounting Officer, effective upon receipt of approval by or non-objection from the Federal Reserve and upon the expiration, without objection, of a 30-day period after written notice is given to the FDIC and the DFI. On October 15, 2012, having received the necessary regulatory approvals, the appointment of Cory Stewart as Executive Vice President and Chief Accounting Officer of HomeStreet, Inc. became effective. Mr. Stewart joined the Company in March 2012 as Senior Vice President and Controller of the Company; Senior Vice President and Finance Director of the Bank.

On July 26, 2012, the Company also announced the appointment of Darrell van Amen, age 46, as the Company's Executive Vice President and Chief Investment Officer, effective upon receipt of approval by or non-objection from the Federal Reserve and upon the expiration, without objection, of a 30-day period after written notice is given to the FDIC and the DFI. The appointment of Darrell van Amen as the Company's Executive Vice President and Chief Investment Officer became effective in the third quarter of 2012 due to the receipt of regulatory approval. Mr. van Amen formerly served as Senior Vice President and continues to serve as Treasurer of the Company; Asset/Liability Manager and Treasurer of the Bank. Mr. van Amen joined the Company in 2003.

On October 15, 2012, in connection with Mr. Stewart and Mr. van Amen assuming their respective positions with the Company, Mark K. Mason relinquished his role as acting Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Mason will continue to serve as the Company's Vice Chairman, President and Chief Executive Officer.

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

Results of Operations

	At or for the three months ended September 30,		% Change	At or for the nine months ended September 30,		Change
(in thousands, except per share data and ratios)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Selected statement of operations data
Total net revenue	$84,424	$48,949	72%	$206,639	$105,371	96%
Total noninterest expense	68,133	32,329	111	127,352	92,590	38
Provision for credit losses	5,500	1,000	450	7,500	3,300	127
Income tax expense	11,762	362	NM	13,397	388	NM
Net income	21,343	15,258	40	58,390	9,093	542

Financial performance
Diluted earnings per common share	$1.45	$2.66	(45)%	$4.35	$1.62	169%
Return on average common shareholders’ equity	37.16%	83.04%	NM	40.38%	19.26%	NM
Return on average assets	3.50%	2.67%	NM	3.29%	0.53%	NM
Net interest margin	3.08%	2.38%	NM	2.82%	2.30%	NM

Capital ratios (Bank only)
Tier 1 leverage	10.8%	5.6%	NM	10.8%	5.6%	NM
Total risk-based capital	17.9%	9.8%	NM	17.9%	9.8%	NM
NM = Not meaningful

Per share information reflects the initial public offering of 8,723,632 shares of common stock completed on February 15, 2012 and is shown giving effect to the 1-for-2.5 reverse stock split effective July 19, 2011, the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax-equivalent basis related to such balances and the weighted-average rates, for the three and nine months ended September 30, 2012 and 2011 were as follows.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(in thousands)
Assets:
Interest-earning assets (1):
Cash & cash equivalents	$50,056	$24	0.15%	$192,323	$114	0.23%
Investment securities	411,916	3,013	2.93%	272,294	1,444	2.14%
Loans held for sale	452,167	3,854	3.41%	126,863	1,362	4.33%
Loans held for investment	1,270,652	14,464	4.54%	1,427,763	16,268	4.54%
Total interest-earning assets	2,184,791	21,355	3.90%	2,019,243	19,188	3.79%
Noninterest-earning assets (2)	256,631			265,216
Total assets	$2,441,422			$2,284,459
Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$155,947	128	0.33%	$133,006	140	0.42%
Savings accounts	98,711	114	0.46%	58,043	73	0.50%
Money market accounts	655,123	857	0.52%	461,278	715	0.62%
Certificate accounts	715,656	2,809	1.56%	1,135,061	4,920	1.72%
Total interest-bearing deposits	1,625,437	3,908	0.96%	1,787,388	5,848	1.30%
FHLB advances	112,839	297	1.19%	72,267	855	4.69%
Securities sold under agreements to repurchase	18,478	19	0.14%	—	—	—%
Long-term debt	61,857	305	1.97%	61,857	459	2.97%
Other borrowings	—	4	—	—	—	—
Total interest-bearing liabilities	1,818,611	4,533	0.99%	1,921,512	7,162	1.48%
Other noninterest-bearing liabilities	393,049			289,448
Total liabilities	2,211,660			2,210,960
Shareholders’ equity	229,762			73,499
Total liabilities and shareholders’ equity	$2,441,422			$2,284,459
Net interest income (3)		$16,822			$12,026
Net interest spread			2.91%			2.31%
Impact of noninterest-bearing sources			0.17%			0.07%
Net interest margin			3.08%			2.38%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments, which is a non-GAAP measure, primarily related to tax-exempt income on certain loans and securities of $531 thousand for the three months ended September 30, 2012 and $56 thousand for the three months ended September 30, 2011, respectively. The Company's estimated marginal tax rate was 36% for the periods presented.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(in thousands)
Assets:
Interest-earning assets (1):
Cash & cash equivalents	$116,789	$208	0.24%	$151,763	$265	0.23%
Investment securities	408,320	8,383	2.74%	295,988	5,215	2.35%
Loans held for sale	309,675	8,289	3.57%	109,896	3,566	4.33%
Loans held for investment	1,304,526	43,906	4.49%	1,509,296	50,756	4.49%
Total interest-earning assets	2,139,310	60,786	3.79%	2,066,943	59,802	3.86%
Noninterest-earning assets (2)	223,816			241,181
Total assets	$2,363,126			$2,308,124
Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing demand accounts	$148,288	368	0.33%	$126,769	458	0.48%
Savings accounts	85,376	290	0.45%	55,367	257	0.62%
Money market accounts	592,195	2,390	0.54%	438,922	2,297	0.70%
Certificate accounts	831,015	9,937	1.60%	1,216,650	16,415	1.80%
Total interest-bearing deposits	1,656,874	12,985	1.05%	1,837,708	19,427	1.41%
FHLB advances	83,523	1,506	2.40%	105,410	3,122	3.95%
Securities sold under agreements to repurchase	23,597	69	0.39%	—	—	—%
Long-term debt	61,857	1,041	2.24%	62,725	1,586	3.37%
Other borrowings	—	12	—	—	1	—
Total interest-bearing liabilities	1,825,851	15,613	1.14%	2,005,843	24,136	1.61%
Other noninterest-bearing liabilities	344,497			239,323
Total liabilities	2,170,348			2,245,166
Shareholders’ equity	192,778			62,958
Total liabilities and shareholders’ equity	$2,363,126			$2,308,124
Net interest income (3)		$45,173			$35,666
Net interest spread			2.65%			2.25%
Impact of noninterest-bearing sources			0.17%			0.05%
Net interest margin			2.82%			2.30%

(1)	The daily average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments, which is a non-GAAP measure, primarily related to tax-exempt income on certain loans and securities of $1.3 million for the nine months ended September 30, 2012 and $192 thousand for the nine months ended September 30, 2011, respectively. The Company's estimated marginal tax rate was 36.0% for the periods presented.

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized at the time the loan is removed from nonaccrual status. The net increase/(decrease) to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $95 thousand and $(1.1) million for the three months ended September 30, 2012 and 2011 and $(1.0) million and $(4.0) million for the nine months ended September 30, 2012 and 2011, respectively.

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

Net interest income, on a tax equivalent basis, for third quarter 2012 increased $4.8 million or 39.9%, to $16.8 million from $12.0 million a year ago. For the first nine months of 2012 net interest income increased $9.5 million or 26.7%, to $45.2 million from $35.7 million in the same period last year. Our net interest margin for the third quarter of 2012 improved to 3.08% from 2.38% in the prior year, and for the first nine months of 2012 was 2.82% from 2.30% for the same period in 2011. The improvement in our net interest income in large part reflects the execution of our deposit product and pricing strategy, increased average balances of our loans held for sale and the investment of proceeds from our initial public offering, thereby increasing the average balance of investment securities for the first nine months of 2012. We also continued our balance sheet restructuring activities such as prepaying or allowing higher cost FHLB advances to mature without renewal. During the first nine months of 2012, the Company prepaid $25.5 million of long-term FHLB advances.

Total interest income, on a tax equivalent basis, for the third quarter of 2012 increased $2.2 million or 11.3% to $21.4 million, from $19.2 million a year ago. This increase reflects a higher average balance of loans held for sale, which increased by $325.3 million or 256.4% for the third quarter of 2012 as compared to third quarter 2011, due primarily to increased closed loan volume. The increase in interest income also reflects a higher average balance of investment securities, which increased $139.6 million or 51.3% for the same periods. In addition, we invested proceeds from the sale of loans and our initial public offering in investment securities with a shift towards higher yielding municipal securities, resulting in an increase in yield on investment securities of 79 basis points. These increases were partially offset by a decrease in the average balance of loans held for investment in the third quarter of 2012, which decreased $157.1 million or 11.0% as compared to the prior year and a lower interest yield on loans held for sale, which decreased 92 basis points as mortgage interest rates declined. For the first nine months of 2012 interest income was relatively flat, increasing $1.0 million or 1.6%, to $60.8 million from $59.8 million in the same period last year due to an increase in the average balance of loans held for sale, which increased $199.8 million or 181.8%, and investments securities, which increased $112.3 million or 38.0%, largely offset by a decline in the average balance of loans held for investment, which decreased by $204.8 million or 13.6%.

Total interest expense for the third quarter of 2012 decreased $2.6 million or 36.7% to $4.5 million, from $7.2 million a year ago. This decrease was primarily due to a $419.4 million, or 36.9%, decline in the average balance of higher cost certificates of deposit, partially offset by an increase in transaction and savings deposits. Also contributing to the decrease in interest expense was the restructuring of FHLB advances, prepaying certain long term advances and using short-term FHLB advances to meet short term mortgage origination and sales funding needs, which contributed to a 350 basis point decline in interest cost on FHLB advances. For the first nine months of 2012 net interest expense decreased $8.5 million or 35.3%, to $15.6 million from $24.1 million in the same period in the prior year, primarily driven by a $385.6 million, or 31.7%, decline in the average balance of certificates of deposit and a $21.9 million, or 20.8%, decline in the average balance of FHLB advances along with a 155 basis point decrease in interest cost on FHLB advances.

Provision for Loan Losses

Our provision for loan losses for the three and nine months ended September 30, 2012 was $5.5 million and $7.5 million, an increase from $1.0 million and $3.3 million for the same periods in 2011, respectively. Asset quality trends continue to improve as nonaccrual loans declined to $38.2 million at September 30, 2012, a decrease of $56.8 million or 59.8%, from $95.1 million a year ago, and past due loans declined to $95.7 million at September 30, 2012, a decrease of $48.4 million or 33.6%, from $144.1 million a year ago.

Net charge-offs of $5.0 million for third quarter 2012 decreased from $7.7 million in the third quarter of 2011, while for the first nine months of 2012 net charge-offs were $22.7 million compared with $14.5 million for the same period in the prior year. Net charge-offs during the first nine months of 2012 included a $11.8 million charge-off related to the settlement of collection litigation and resolution of certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million. For a more detailed discussion on our allowance for loan losses and related provision for loan losses see Credit Risk Management within Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Noninterest Income

Noninterest income was $68.1 million in third quarter 2012, an increase of $31.2 million, or 84.2%, from $37.0 million in third quarter 2011. For the first nine months of 2012, noninterest income was $162.7 million, an increase of $92.8 million, or 132.8%, from $69.9 million for the first nine months of the prior year. Our noninterest income is heavily dependent upon our single family mortgage banking activities which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. The increase in noninterest income is predominately due to higher net gain on mortgage loan origination and sale activities as detailed in the tables below.

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Noninterest income
Net gain on mortgage loan origination and sale activities	$64,390	$15,766	$48,624	$138,386	$29,702	$108,684
Mortgage servicing income	506	18,532	(18,026)	15,470	32,093	(16,623)
Income from Windermere Mortgage Services Series LLC	1,188	902	286	3,748	1,380	2,368
Gain (loss) on debt extinguishment	—	—	—	(939)	2,000	(2,939)
Depositor and other retail banking fees	756	778	(22)	2,262	2,313	(51)
Insurance commissions	192	103	89	550	724	(174)
Gain on sale of investment securities available for sale	397	642	(245)	1,349	643	706
Other	704	256	448	1,919	1,042	877
Total noninterest income	$68,133	$36,979	31,154	$162,745	$69,897	92,848

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Secondary market gains(1)	$41,550	$6,415	$35,135	$87,034	$3,083	$83,951
Provision for repurchase losses(2)	(526)	(289)	(237)	(2,846)	(752)	(2,094)
Net gain from secondary market activities	41,024	6,126	34,898	84,188	2,331	81,857
Mortgage servicing rights originated	14,789	6,331	8,458	33,606	19,826	13,780
Loan origination and funding fees	8,577	3,309	5,268	20,592	7,545	13,047
Net gain on mortgage loan origination and sale activities	$64,390	$15,766	$48,624	$138,386	$29,702	$108,684

(1)
Comprised of gains and losses on single family and Fannie Mae DUS loans, interest rate lock commitments and forward sale commitments used to economically hedge loans held for sale, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the fair value of estimated future repurchase or indemnity losses recognized on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

For the third quarter 2012, net gain on mortgage loan origination and sale activities was $64.4 million, an increase of $48.6 million, or 308.4%, from $15.8 million for third quarter 2011. For the first nine months of 2012 net gain on mortgage loan origination and sale activities was $138.4 million, an increase of $108.7 million, or 365.9%, from $29.7 million for the same period in the prior year.

The increase for the three and nine month periods of 2012 predominantly reflects the increase in single family loan production as borrowers continued to take advantage of historically low mortgage interest rates and the expansion of our mortgage lending operations in the first nine months of the year as we added approximately 326 mortgage origination and support personnel. Single family production volumes consisted of the following.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Production volumes:
Single family mortgage closed loan volume (1)	$1,368,238	$478,024	$890,214	$3,149,196	$1,077,497	$2,071,699
Single family mortgage interest rate lock commitments	1,313,182	630,919	682,263	3,531,713	1,229,453	2,302,260

(1)	Represents single family mortgage originations designated for sale during each respective period.

Single family closed loan production increased 186.2% for third quarter 2012 and 192.3% for the first nine months of 2012 as compared with the same periods in the prior year. Single family interest rate lock commitments increased by 108.1% for third quarter 2012 and 187.3% for the first nine months of 2012 as compared with the same periods in the prior year. Our mortgage loan origination and sale revenue growth reflects continuing strong demand for both purchase and refinance mortgage loans in our markets, including refinances through the federal government's expanded Home Affordable Refinance Program ("HARP 2.0"), driven by record low mortgage interest rates. Also contributing to the improvement in net gain on mortgage loan origination and sale activities was an increase in gross revenue per loan that began to increase in the third quarter of 2011. We continue to experience historically high margins as a result of a combination of historically low mortgage interest rates, which increased demand for mortgage loan products, coupled with consolidation within the industry, limiting the capacity of mortgage loan providers to process the elevated demand. Beginning in the fourth quarter of 2010 and continuing into the second quarter of 2011 interest rates increased and demand for single family mortgage products decreased, resulting in a reduction in overall loan volume and profit margins for the first nine months of 2011.

The Company records a provision for repurchase losses as a reduction to net gain on mortgage loan origination and sale activities, which was $526 thousand for third quarter 2012, compared with $289 thousand in the prior year. For the first nine months of 2012, the provision for repurchase losses was $2.8 million compared with $752 thousand for the same period in 2011. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies to the Financial Statements in this Form 10-Q.

Mortgage servicing income consisted of the following.

	Three Months Ended September 30,						Dollar Change
(in thousands)	2012			2011			2012 vs. 2011
	Single Family	Multifamily	Total	Single Family	Multifamily	Total	Total
Servicing income, net:
Servicing fees and other	$6,151	$1,017	$7,168	$5,548	$1,245	$6,793	$375
Changes in fair value of MSRs due to modeled amortization (1)	(5,360)	n/a	(5,360)	(4,155)	n/a	(4,155)	(1,205)
Amortization	n/a	(598)	(598)	n/a	(455)	(455)	(143)
	791	419	1,210	1,393	790	2,183	(973)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(5,565)	n/a	(5,565)	(21,986)	n/a	(21,986)	16,421
Net gain from derivatives economically hedging MSRs	4,861	n/a	4,861	38,335	n/a	38,335	(33,474)
	(704)	n/a	(704)	16,349	n/a	16,349	(17,053)
Mortgage servicing income	$87	$419	$506	$17,742	$790	$18,532	$(18,026)

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

	Nine Months Ended September 30,						Dollar Change
(in thousands)	2012			2011			2012 vs. 2011
	Single Family	Multifamily	Total	Single Family	Multifamily	Total	Total
Servicing income, net:
Servicing fees and other	$17,741	$2,569	$20,310	$16,339	$3,268	$19,607	$703
Changes in fair value due to modeled amortization (1)	(14,382)	n/a	(14,382)	(10,245)	n/a	(10,245)	(4,137)
Amortization	n/a	(1,551)	(1,551)	n/a	(1,121)	(1,121)	(430)
	3,359	1,018	4,377	6,094	2,147	8,241	(3,864)
Risk management:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(13,507)	n/a	(13,507)	(21,669)	n/a	(21,669)	8,162
Net gain from derivatives economically hedging MSRs	24,600	n/a	24,600	45,521	n/a	45,521	(20,921)
	11,093	n/a	11,093	23,852	n/a	23,852	(12,759)
Mortgage servicing income	$14,452	$1,018	$15,470	$29,946	$2,147	$32,093	$(16,623)

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

For third quarter 2012, mortgage servicing income was $506 thousand, a decrease of $18.0 million or 97.3%, from $18.5 million in the prior year. For the first nine months of 2012, mortgage servicing income was $15.5 million, a decrease of $16.6 million or 51.8%, from $32.1 million for the nine months ended September 30, 2011.

The decrease from the same periods in the prior year is primarily due to mortgage servicing rights (MSR) risk management results, which represents changes in the fair value of MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.  The fair value of MSRs is sensitive to changes in interest rates, primarily due to their effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by the U.S. government agencies.

The net performance of the MSR risk management activities for the third quarter of 2012 was a loss of $704 thousand compared to a $16.3 million gain in the third quarter of 2011, and for the first nine months of 2012 was a gain of $11.1 million compared to a gain of $23.9 million for the same period in 2011. The loss in the current quarter largely reflects a reduction in sensitivity to interest rates for the Company's MSRs, which has enabled the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs.  The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in a lower net gain from derivatives economically hedging MSRs, which negatively impacted mortgage servicing income.  In addition, MSR risk management results for the third quarter of 2012 also reflect a decline in the fair value of MSRs due to changes in model inputs and assumptions primarily related to factors not within the scope of the Company's MSR hedging strategy, including a streamlined refinance program implemented by FHA and higher expected home values, which both generally lead to higher prepayment speeds.  The significant net gain from MSR risk management activities in the third quarter and first nine months of 2011 resulted from a substantial widening of mortgage interest rates versus swap interest rates and lower realized prepayments. The total loans serviced for others portfolio increased to $8.92 billion compared with $7.70 billion at December 31, 2011 and $7.48 billion at September 30, 2011.

Income from Windermere Mortgage Services Series LLC increased to $1.2 million and $3.7 million for the three and nine months ended September 30, 2012 from $902 thousand and $1.4 million for the three and nine months ended September 30, 2011. The increase for 2012 was primarily due to an increase in closed loan volume and interest rate lock commitments, which were $268.4 million and $224.1 million, respectively, for the three months ended September 30, 2012 compared with $143.8 million and $169.3 million for the same period in 2011. For the nine months ended September 30, 2012 closed loan volume and interest rate lock commitments for WMS LLC were $700.1 million and $658.2 million, respectively, compared with $357.6 million and $370.9 million for the same periods in 2011.

Depositor and other retail banking fees for the three and nine months ended September 30, 2012 were relatively consistent with 2011 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Fees:
Monthly maintenance and deposit-related fees	$387	$414	$(27)	$1,157	$1,262	$(105)
Debit Card/ATM fees	340	328	12	1,030	947	83
Other fees	29	36	(7)	75	104	(29)
Total depositor and other retail banking fees	$756	$778	(22)	$2,262	$2,313	(51)

Gain (loss) on debt extinguishment was zero and a $939 thousand loss for the three and nine months ended September 30, 2012. The loss for the nine months ended September 30, 2012 was related to a prepayment fee paid for the early retirement of $25.5 million of long-term FHLB advances. The Company expects this prepayment to result in lower interest expense in future periods as we continue to replace high cost long-term FHLB advances with other lower cost short-term borrowings.

The Company recorded no gain or loss on debt extinguishment for the three months ended September 30, 2011, while the nine months ended September 30, 2011 included a $2.0 million gain from the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2012 was $45.8 million and $127.4 million, an increase of $13.5 million and $34.8 million, or 41.7% and 37.5%, from $32.3 million and $92.6 million for the three and nine months ended September 30, 2011, respectively. Noninterest expense increased for the three and nine months ended September 30, 2012 primarily due to an increase in salary and related costs of $18.4 million and $44.1 million, respectively, reflecting higher commissions and incentives paid as loan production increased period to period, and an increase in the number of employees as we expanded our mortgage production and support personnel. Lower OREO expenses partially offset these increases in noninterest expense as valuation losses related to OREO decreased in the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011.

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
(in thousands)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Noninterest expense
Salaries and related costs	$31,573	$13,217	$18,356	$81,149	$37,056	$44,093
General and administrative	7,033	4,310	2,723	19,030	12,307	6,723
Legal	312	983	(671)	1,471	2,286	(815)
Consulting	1,069	270	799	1,746	633	1,113
Federal Deposit Insurance Corporation assessments	794	1,264	(470)	2,751	4,278	(1,527)
Occupancy	2,279	1,663	616	6,160	5,031	1,129
Information services	2,411	1,509	902	6,129	4,466	1,663
Other real estate owned expense	348	9,113	(8,765)	8,916	26,533	(17,617)
Total noninterest expense	$45,819	$32,329	13,490	$127,352	$92,590	34,762

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $31.6 million and $81.1 million for the three and nine months ended September 30, 2012, an increase of 138.9% and 119.0% as compared to the same periods in 2011. The increase for the three and nine months ended September 30, 2012 was primarily due to an increase of $12.6 million and $27.7 million, respectively, in commissions and incentives paid as loan production increased period to period. Also contributing to the increase in salaries and related costs was an increase in full-time equivalent employees of 385, or 62.8%, since December 31, 2011.

General and administrative expense was $7.0 million and $19.0 million for the three and nine months ended September 30, 2012, an increase of 63.2% and 54.6% from $4.3 million and $12.3 million in the three and nine months ended September 30, 2011. This increase was primarily due to an increase in general and administrative expenses generally associated with the overall increase in business volume and personnel.

Other real estate owned expense was $348 thousand for the three months ended September 30, 2012, a decrease of 96.2% from $9.1 million in the third quarter of 2011. OREO downward valuation adjustments were $2.6 million in third quarter 2012 as compared with $8.2 million in third quarter 2011. For the nine months ended September 30, 2012 OREO expense was $8.9 million, a decrease of 66.4% from the same period in 2011. OREO downward valuation adjustments were $11.0 million for the first nine months of 2012 compared with $23.5 million for the same period in the prior year. Valuation adjustments to OREO balances have generally declined as the net balance of OREO properties has declined over the periods. General declines in property values have also continued to slow, mitigating the severity of losses realized. Lower balances of OREO properties also generally result in decreases in maintenance expenses.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2012 was $11.8 million and $13.4 million, compared with $362 thousand and $388 thousand for the same periods in 2011, respectively. The Company's 2012 year-to-date income tax expense is based on a projected annual effective income tax rate plus discrete benefits recognized year to date. The Company's projected annual income tax expense includes $14.4 million related to the reversal of the beginning of year valuation allowance against net deferred tax assets. The reversal of the valuation allowance was based on the Company's assessment with respect to its ability to realize deferred tax assets in the future.  For further discussion on income taxes, including information regarding the reversal of the valuation allowance, see Note 9, Income Taxes to the Financial Statements in this Form 10-Q.

As a consequence of our initial public offering in February 2012, the Company experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 substantially limits the ability of a corporate taxpayer to use recognized built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. Based on our analysis, the change of control will not result in a loss of deferred tax benefits other than a small impact on deferred tax assets related to state income taxes in Oregon.

Review of Financial Condition – Comparison of September 30, 2012 to December 31, 2011

Total assets were $2.51 billion at September 30, 2012 and $2.26 billion at December 31, 2011. The increase in total assets was primarily due to $86.4 million of net proceeds from the completion of our initial public offering of common stock, most of which was invested in securities at September 30, 2012, as well as an increase in loans held for sale reflecting increased single family loan origination volume.

Cash and Cash Equivalents totaled $22.1 million at September 30, 2012, compared with $263.3 million as of December 31, 2011, a decrease of $241.3 million or 91.6%. The decrease was primarily due to funding growth in our securities portfolio and loans held for sale since December 31, 2011.

Investment Securities Available for Sale totaled $414.1 million at September 30, 2012, as compared with $329.0 million at December 31, 2011, an increase of $85.0 million or 25.8%. The increase was primarily due to the investment of the net proceeds from our initial public offering.

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

	At September 30, 2012		At December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Mortgage backed securities:
Residential	$62,782	$63,366	$—	$—
Commercial	13,813	14,532	13,941	14,483
Municipal bonds (1)	122,845	128,595	48,948	49,584
Collateralized mortgage obligations:
Residential	161,950	167,513	220,418	223,390
Commercial	9,055	9,109	10,081	10,070
U.S. Treasury securities	30,927	30,935	31,540	31,520
Total available for sale	$401,372	$414,050	$324,928	$329,047

(1)
Comprised of general obligation bonds (i.e. backed by the general credit of the issuer) and revenue bonds (i.e. backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2012 and December 31, 2011, of the bonds that were rated, no bonds were rated below “A.”

Loans Held for Sale totaled $532.6 million at September 30, 2012, compared with $150.4 million at December 31, 2011, an increase of $382.2 million or 254.1%. Loans held for sale includes single family and multifamily residential loans that are intended for sale, which typically occurs within 30 days of closing the loan. The increase in loans held for sale is primarily due to increased single family residential loan production as mortgage rates have continued to decline since the end of 2011.

Loans Held for Investment, net was $1.27 billion at September 30, 2012, a decrease of $32.2 million, or 2.5%, from December 31, 2011. The decrease was primarily due to the transfer of nonaccrual construction/land development loans to OREO and scheduled and unscheduled payoffs of commercial real estate loans. Largely offsetting these decreases was an increase in single family residential loans, primarily driven by originations of mortgages that exceed conventional conforming loan limits.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio as of the period ends indicated.

(in thousands)	At September 30, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
Consumer loans
Single family residential	$602,164	46.3%	$496,934	36.9%
Home equity	141,343	10.9%	158,936	11.8%
	743,507	57.2%	655,870	48.7%
Commercial loans
Commercial real estate (1)	360,919	27.8%	402,139	29.8%
Multifamily residential	36,912	2.8%	56,379	4.2%
Construction/land development	77,912	6.0%	173,405	12.9%
Commercial business	80,056	6.2%	59,831	4.4%
	555,799	42.8%	691,754	51.3%
	1,299,306	100.0%	1,347,624	100.0%
Net deferred loan fees and costs	(3,142)		(4,062)
	1,296,164		1,343,562
Allowance for loan losses	(27,461)		(42,689)
	$1,268,703		$1,300,873

(1)
September 30, 2012 and December 31, 2011 balances comprised of $94.5 million and $102.4 million of owner occupied loans, respectively, and $266.4 million and $299.7 million of non-owner occupied loans, respectively.

Accounts receivable and other assets was $122.3 million at September 30, 2012, as compared with $61.9 million at December 31, 2011, an increase of $60.4 million or 97.6%. This increase was primarily due to an increase in cash provided to counterparties as collateral for derivative positions used to hedge our higher level of mortgage banking activities. A receivable is recorded for the amount of cash delivered as collateral.

Other real estate owned was $17.0 million at September 30, 2012, compared with $38.6 million at December 31, 2011, a decrease of $21.6 million or 55.9%. This decrease is predominantly due to sales of OREO properties, which totaled $44.6 million for the first nine months of 2012.

Deposits were $1.98 billion at September 30, 2012, compared with $2.01 billion at December 31, 2011, a decrease of $27.9 million or 1.4%. This decrease was due to managed reductions in certificate of deposit balances, which decreased $349.2 million or 33.8% to $684.6 million at September 30, 2012 from $1.03 billion at December 31, 2011. Largely offsetting this decrease were increases in core consumer and business noninterest bearing accounts, NOW accounts, statement savings accounts and money market accounts, which increased $254.3 million or 32.8% to $1.03 billion at September 30, 2012 from $774.6 million at December 31, 2011 as a result of our deposit pricing and product strategy which seeks to attract new consumer and commercial relationship deposits and convert customers with maturing certificates of deposit to transaction and savings deposits as well as investment products sold by HomeStreet Investment Services.

Accounts payable and accrued expenses totaled $93.4 million at September 30, 2012, compared with $49.0 million at December 31, 2011, an increase of $44.4 million, or 90.6%. This increase was primarily due to payables related to general operating expenses and derivative payables.

Shareholders’ Equity

Shareholders' equity was $239.3 million at September 30, 2012 compared with $86.4 million at December 31, 2011. This increase includes total comprehensive income of $63.6 million recognized during the nine months ended September 30, 2012.

In addition, on February 15, 2012, we completed our initial public offering of 8,723,632 shares of common stock for an initial offering price of $11.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012). The net increase in HomeStreet's capital was $86.4 million, which included net cash proceeds of $87.7 million received during the first nine months of 2012, less $1.4 million of issuance costs paid in 2011. The Company contributed $55.0 million to the Bank on February 24, 2012 and an additional $10.0 million on April 26, 2012.

As a result of the net income recognized over the first nine months of 2012, shareholders’ equity, on a per share basis, increased to $16.67 per share at September 30, 2012, up from $15.99 per share at December 31, 2011. Largely offsetting the impact of the Company's net income was an increase in the Company's shares from 5.40 million shares at December 31, 2011 to 14.35 million shares at September 30, 2012, which was predominantly the result of the shares issued in the initial public offering described above.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets for the three and nine month periods ended September 30, 2012 and 2011. Return on equity ratios for the periods shown may not be comparable due to the impact and timing of the Company's initial public offering of common stock completed in February 2012 and changes in the annual effective income tax rate between periods based on the Company's assessment regarding its ability to realize deferred tax assets in the future.

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2012	2011	2012	2011
Return on assets (1)	3.50%	2.67%	3.29%	0.53%
Return on equity (2)	37.16%	83.04%	40.38%	19.26%
Equity to assets ratio (3)	9.41%	3.22%	8.16%	2.73%

(1)	Net income divided by average total assets (annualized).

(2)	Net income divided by average equity (annualized).

(3)	Average equity divided by average total assets.

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

We use various management accounting methodologies to assign certain balance sheet and income statement items to the responsible lines of business, including:

•
A funds transfer pricing (“FTP”) method, which allocates interest income credits and funding charges between the segments and our treasury division, which then assigns to each such line of business a funding credit for its liabilities, such as deposits, and a charge to fund its assets.

•	An allocation of charges for services rendered to the lines of business by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns.

•	An allocation of the Company's consolidated income taxes on the basis of the effective tax rate applied to the segment’s pretax income or loss.

Effective January 1, 2012 management updated the FTP methodology it uses for reviewing segment results and managing the Company’s lines of business. Under the previous FTP methodology, we computed the cost of funds from our current period’s financial results and then allocated a portion of that cost of funds to each respective operating segment. This approach was based on internal financial results and updated for current period information, thereby providing an updated funding cost applied to certain assets or liabilities originated in prior periods.

The updated methodology is based on external market factors and more closely aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a more consistent basis for determining our cost of funds to be allocated to each operating segment. The updated approach is also more consistent with FTP measurement techniques employed by other financial institutions. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

In general, the impact of the FTP change resulted in a lower cost of funds as compared with the previous method as the Company’s funding costs have generally been higher than market prices due to the historical structure of the deposit portfolio and wholesale borrowings.

Financial highlights by line of business were as follows.

Community Banking

We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans. As of September 30, 2012, our bank branch network consisted of 21 branches, primarily in the Puget Sound area. Three branches are located in Hawaii. At September 30, 2012 and December 31, 2011, our transaction and savings totaled $1.03 billion and $774.6 million and our business banking loan portfolio totaled $208.5 million and $205.6 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$3,075	$1,817	$8,012	$4,837
Provision for loan losses	(150)	(81)	(650)	(193)
Noninterest income	1,367	1,085	3,883	3,281
Noninterest expense	(5,900)	(5,345)	(17,505)	(17,643)
Inter-segment expense	(3,328)	(1,898)	(8,059)	(5,980)
Loss before income taxes	(4,936)	(4,422)	(14,319)	(15,698)
Income tax benefit	(2,273)	(691)	(2,671)	(643)
Net loss	$(2,663)	$(3,731)	$(11,648)	$(15,055)

Community banking had a net loss of $2.7 million for the third quarter of 2012, an improvement of $1.1 million from a loss of $3.7 million in the prior year, and for the first nine months of 2012 the net loss was $11.6 million, an improvement of $3.4 million from a loss of $15.1 million in the same period in the prior year. The improvement over these periods was primarily due to an increase in net interest income, which in large part reflects the execution of our deposit product and pricing strategy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$7,025	$3,332	$17,032	$11,161
Provision for loan losses	(2,982)	(437)	(3,982)	(1,902)
Noninterest income	64,884	34,245	154,064	60,086
Noninterest expense	(27,525)	(10,179)	(68,504)	(27,320)
Inter-segment expense	(6,564)	(3,200)	(15,976)	(9,610)
Income before income taxes	34,838	23,761	82,634	32,415
Income tax expense	13,400	1,364	15,421	1,327
Net income	$21,438	$22,397	$67,213	$31,088

Single family lending net income was $21.4 million for the third quarter of 2012, a decrease of $1.0 million from the prior year, driven by an increase in noninterest expense and income tax expense, largely offset by an increase in noninterest income. For the first nine months of 2012 single family lending net income was $67.2 million, an increase of $36.1 million from the same periods in the prior year, primarily due to an increase in noninterest income. The increase in noninterest income and noninterest expense over these periods reflects elevated mortgage production volumes as net gain on mortgage loan origination and sale activities and salaries and related costs both increased with the expansion of single family lending operations. See — "Results of Operations, Noninterest Income—Net gain on mortgage loan origination and sale activities.”

Income Property Lending

We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS® business. These loans are sold to or securitized by Fannie Mae, and we generally continue to service them after the sale. At September 30, 2012, and December 31, 2011, we serviced $760.8 million and $758.5 million, respectively, of loans we had originated and sold to Fannie Mae under its DUS® program. We originate commercial construction loans, bridge loans and permanent loans for our portfolio, as well as place loans with capital markets sources and life insurance companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$2,142	$2,036	$6,998	$7,191
Provision for loan losses	(1,666)	(233)	(2,166)	(431)
Noninterest income	1,463	1,305	4,251	4,010
Noninterest expense	(1,046)	(682)	(5,574)	(2,958)
Inter-segment expense	(968)	(809)	(2,650)	(2,195)
(Loss) income before income taxes	(75)	1,617	859	5,617
Income tax expense	120	247	160	230
Net (loss) income	$(195)	$1,370	$699	$5,387

Income property lending net loss was $195 thousand for third quarter 2012, a decrease of $1.6 million from net income of $1.4 million for the third quarter of the prior year, and for the first nine months of 2012 income property lending net income was $699 thousand, a decrease of $4.7 million from net income of $5.4 million for the same period in the prior year. The decrease in net income for these periods is due to an increase in provision for loan losses and an increase in noninterest expense due to OREO expenses related to adjustments to the valuation reserve.

Residential Construction Lending

We originate residential construction and land loans for our portfolio. Beginning in 2007 and into 2012, we substantially curtailed new originations in order to reduce our concentration in this category. We have now restarted our residential construction lending with a focus on homebuilding and single family home construction loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net interest income	$324	$(173)	$1,015	$936
Provision for loan losses	(647)	(249)	(647)	(774)
Noninterest income	3	2	59	98
Noninterest expense	(760)	(8,958)	(7,048)	(23,863)
Inter-segment expense	(502)	(937)	(1,442)	(2,214)
Loss before income taxes	(1,582)	(10,315)	(8,063)	(25,817)
Income tax (benefit) expense	(1,231)	(1,123)	(1,505)	(1,057)
Net loss	$(351)	$(9,192)	$(6,558)	$(24,760)

Residential construction lending recorded a loss of $351 thousand for the third quarter of 2012, improving by $8.8 million from a loss of $9.2 million for the same period in the prior year, and for the first nine months of 2012 residential construction recorded a net loss of $6.6 million, improving by $18.2 million from a net loss of $24.8 million for the same period in the prior year. The net loss decreased primarily due to lower noninterest expense, reflecting a decrease in OREO valuation losses. The net loss decreased for these periods primarily due to lower noninterest expense, reflecting a decrease in OREO valuation losses.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K as well as Note 13, Commitments, Guarantees and Contingencies in our 2011 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies to the Financial Statements in this Form 10-Q.

Enterprise Risk Management

All financial institutions manage and control a variety of business and financial risks that can significantly affect their financial performance. Among these risks are credit risk, market risk, which includes interest rate risk and price risk, liquidity risk and operational risk. We are also subject to risks associated with compliance/legal, strategic and reputational matters.
Senior Managers and management-level and board-level committees oversee the management of various risks. We review and assess these risks on an enterprise-wide basis periodically and as part of the annual strategic planning process. During the period, the Company enhanced its enterprise risk management structure with the formation of a new Board Committee and hiring of a senior level Enterprise Risk Management Director.
Risk Management Committee - The risk management committee, on behalf of the board of directors, provides oversight of the Company's enterprise risk management practices. The risk management committee oversees the establishment and maintenance of the enterprise-wide risk management framework and promotion of the risk management culture within the Company and its subsidiaries; evaluates management's identification and assessment of the significant risks that the Company faces and the related infrastructure to address such risks; and monitors the Company's compliance with its risk appetite and risk limit structures and effective remediation of non-compliance on an ongoing, enterprise-wide, and individual entity basis.

The following discussion highlights other risk management developments since December 31, 2011 and should be read in conjunction with the Enterprise Risk Management discussion within Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K.
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

Asset Quality and Nonperforming Assets

The primary markets in which we do business have been impacted by the deterioration in the U.S. housing market that began in 2007. Faced with unfavorable market conditions, more borrowers with residential and commercial loans have defaulted on their loans, thereby contributing to an increase in delinquency rates, which peaked in our loan portfolio during 2009 and continued to be higher than historical averages in 2012. We generally stopped our origination of new loans for investment in 2008 to enable us to focus on problem loan resolution and improve overall asset quality. Beginning in 2009, we tightened our lending practices and underwriting standards as we shifted to primarily originating single family loans that conform to government-sponsored enterprise parameters and Fannie Mae DUS multifamily loans, substantially all of which were designated for sale. With the successful completion of our initial public offering and the termination of the Bank Order, we have restarted all of our traditional lines of lending and have again begun to grow our loans held for investment portfolio.

Classified assets have decreased to $102.4 million, or 4.1% of total assets, as of September 30, 2012, compared with $188.2 million, or 8.3% of total assets, as of December 31, 2011. The decrease from December 31, 2011 primarily reflects the upgrades of $34.7 million of loans, mostly related to performing single family troubled debt restructurings and income property loans, $40.3 million of loan payoffs/paydowns and $44.6 million of OREO sales partially offset by loan downgrades of $64.3 million.

Nonperforming assets decreased to $55.3 million, or 2.2% of total assets, at September 30, 2012, compared to $115.1 million, or 5.1% of total assets, as of December 31, 2011. Nonaccrual loans were $38.2 million as of September 30, 2012, and $76.5 million as of December 31, 2011, and OREO balances totaled $17.0 million and $38.6 million at the respective dates. For the three and nine months ended September 30, 2012, net charge-offs totaled $5.0 million and $22.7 million, compared with $7.7 million and $14.5 million during the three and nine months ended September 30, 2011.

As problem loans are resolved and credit losses are realized, the balance of and the credit risk inherent within the loans held for investment portfolio declines. Consequently, the level of our allowance for loan losses has also declined. At September 30, 2012 our loans held for investment portfolio, excluding the allowance for loan losses, decreased $47.4 million from December 31, 2011, while the allowance for loan losses decreased to $27.5 million, or 2.12% of loans held for investment, compared with $42.7 million or 3.18% of total loans held for investment as of December 31, 2011. The decrease in the allowance for loan losses as a percentage of loans held for investment reflects, among other things, the reduction of specific reserves associated with certain related nonperforming loans resolved through acquisition of related collateral in the second quarter. In April 2012, bankruptcy courts affirmed the Company’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate carrying values of $26.6 million. As a result, during the first nine months of 2012 we charged-off $11.8 million on both loans and transferred the estimated net recovery value of $18.8 million to OREO; both loans were subsequently sold.

Our provision for loan losses for the three and nine months ended September 30, 2012 was $5.5 million and $7.5 million at the respective dates, compared with $1.0 million and $3.3 million for the same periods in 2011. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

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

The following table presents the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans:
Loans with no related allowance recorded	$61,163	$73,759	$—
Loans with an allowance recorded	72,214	75,246	5,955
Total	$133,377	$149,005	$5,955

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans:
Loans with no related allowance recorded	$94,825	$108,112	$—
Loans with an allowance recorded	82,540	87,781	18,717
Total	$177,365	$195,893	$18,717

The Company had 163 impaired loans totaling $133.4 million at September 30, 2012 and 145 impaired loans totaling $177.4 million at December 31, 2011. The average recorded investment in these loans for the three and nine months ended September 30, 2012 was $130.8 million and $154.7 million, respectively, compared with $151.4 million and $150.9 million, respectively, for the three and nine months ended September 30, 2011. Impaired loans totaling $72.2 million and $82.5 million had a valuation allowance of $6.0 million and $18.7 million at September 30, 2012 and December 31, 2011, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class for the periods indicated.

	September 30, 2012			December 31, 2011
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans
Consumer loans
Single family	$13,552	49.1%	46.3%	$10,671	24.9%	36.9%
Home equity	5,033	18.2%	10.9%	4,623	10.8%	11.8%
	18,585	67.3%	57.2%	15,294	35.7%	48.7%
Commercial loans
Commercial real estate	3,736	13.5%	27.8%	4,321	10.1%	29.8%
Multifamily residential	772	2.8%	2.8%	335	0.8%	4.2%
Construction/land development	2,864	10.4%	6.0%	21,237	49.6%	12.9%
Commercial business	1,670	6.0%	6.2%	1,613	3.8%	4.4%
	9,042	32.7%	42.8%	27,506	64.3%	51.3%
Total allowance for credit losses	$27,627	100.0%	100.0%	$42,800	100.0%	100.0%

The following table presents activity in our allowance for credit losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Allowance at the beginning of period	$27,125	$60,059	$42,800	$64,566
Provision for loan losses	5,500	1,000	7,500	3,300
Recoveries:
Consumer
Single family residential	22	163	455	163
Home equity	121	84	398	110
	143	247	853	273
Commercial
Commercial real estate	130	—	258	—
Construction/land development	193	5	835	6,126
Commercial business	631	35	717	208
	954	40	1,810	6,334
Total recoveries	1,097	287	2,663	6,607
Charge-offs:
Consumer
Single family residential	1,363	2,160	3,889	6,329
Home equity	1,078	1,199	3,577	3,572
	2,441	3,359	7,466	9,901
Commercial
Commercial real estate	1,757	509	3,474	578
Construction/land development	1,823	3,979	13,858	9,759
Commercial business	74	113	538	849
	3,654	4,601	17,870	11,186
Total charge-offs	6,095	7,960	25,336	21,087
(Charge-offs), net of recoveries	(4,998)	(7,673)	(22,673)	(14,480)
Balance at end of period	$27,627	$53,386	$27,627	$53,386

We regularly review loans in our portfolio to assess credit quality indicators and determine appropriate loan classification and grading in accordance with applicable regulations.

On the basis of the review as of September 30, 2012, management identified and graded $172.3 million of loans as Watch, $128.4 million of loans as Special Mention, $85.4 million of loans as Substandard and none of these loans as Doubtful or Loss. When referring to "adversely classified assets," such assets include loans graded as Substandard, Doubtful and Loss as well as other real estate owned. The total amount of adversely classified assets was $102.4 million and $188.2 million as of September 30, 2012 and December 31, 2011, respectively.

The following table sets forth our loans held for investment portfolio and loans graded special mention, substandard and designated as nonaccrual for the periods indicated below.

(in thousands)	At September 30, 2012
			Special Mention		Substandard
	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Nonaccrual
Loan Category	(1)	(2)	(1)	(2)	(1)(3)	(2)(3)	(2)
Consumer loans
Single family	$602,164	$602,164	$40,365	$40,365	$23,936	$23,936	$12,900
Home equity	207,191	141,343	2,724	2,705	1,126	1,024	1,024
	809,355	743,507	43,089	43,070	25,062	24,960	13,924
Commercial loans
Commercial real estate	361,051	360,919	40,645	40,645	39,364	39,364	16,186
Multifamily residential	36,912	36,912	3,254	3,254	2,776	2,776	—
Construction/land development	89,005	77,912	46,263	41,066	15,064	15,064	5,848
Commercial business	109,518	80,056	1,523	323	3,218	3,218	2,289
	596,486	555,799	91,685	85,288	60,422	60,422	24,323
Total	$1,405,841	$1,299,306	$134,774	$128,358	$85,484	$85,382	$38,247
Undisbursed construction loan funds	(11,093)	n/a
Undisbursed home equity and business banking line funds	(95,442)	n/a
Net deferred loan fees and costs	(3,142)	(3,142)
Allowance for loan and lease losses (4)	(27,461)	(27,461)
Loans held for investment, net	$1,268,703	$1,268,703

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of charge-offs.

(4)	Allowance for loan losses includes specific allowances of $6.0 million.

(in thousands)	At December 31, 2011
			Special Mention		Substandard
	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Committed Balance	Recorded Investment	Nonaccrual
Loan Category	(1)	(2)	(1)	(2)	(1)(3)	(2)(3)	(2)
Consumer loans
Single family	$496,845	$496,934	$45,412	$45,412	$12,104	$12,104	$12,104
Home equity	223,383	158,936	2,055	2,056	2,470	2,464	2,464
	720,228	655,870	47,467	47,468	14,574	14,568	14,568
Commercial loans
Commercial real estate	402,457	402,139	52,466	52,456	46,788	46,788	10,184
Multifamily residential	56,448	56,379	508	508	8,004	7,938	2,394
Construction/land development	183,066	173,405	51,054	46,019	80,553	78,601	48,387
Commercial business	82,172	59,831	7,900	6,818	1,701	1,700	951
	724,143	691,754	111,928	105,801	137,046	135,027	61,916
Total	$1,444,371	$1,347,624	$159,395	$153,269	$151,620	$149,595	$76,484
Undisbursed construction loan funds	(9,661)	n/a
Undisbursed home equity and business banking line funds	(87,086)	n/a
Net deferred loan fees and costs	(4,062)	(4,062)
Allowance for loan and lease losses (4)	(42,689)	(42,689)
Loans held for investment, net	$1,300,873	$1,300,873

(1)	Includes undisbursed construction loan funds and home equity and business banking lines.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of charge-offs.

(4)	Allowance for loan losses includes specific allowances of $18.7 million.

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

The following table presents the composition of TDRs by accrual and nonaccrual status, for the periods indicated.

(in thousands)	September 30, 2012
	Accrual	Nonaccrual	Total
Consumer
Single family residential	$60,497	$4,288	$64,785
Home equity	2,705	64	2,769
	63,202	4,352	67,554
Commercial
Commercial real estate	16,540	7,716	24,256
Multifamily residential	5,521	—	5,521
Construction/land development	13,802	5,845	19,647
Commercial business	154	22	176
	36,017	13,583	49,600
	$99,219	$17,935	$117,154

	December 31, 2011
	Accrual	Nonaccrual	Total
Consumer
Single family residential	$53,030	$3,551	$56,581
Home equity	2,056	419	2,475
	55,086	3,970	59,056
Commercial
Commercial real estate	25,040	—	25,040
Multifamily residential	6,053	—	6,053
Construction/land development	8,799	18,633	27,432
Commercial business	191	687	878
	40,083	19,320	59,403
	$95,169	$23,290	$118,459

The following table presents the composition of nonperforming assets at the dates indicated.

(in thousands)	At September 30, 2012	At December 31, 2011
Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family residential	$12,900	$12,104
Home equity	1,024	2,464
	13,924	14,568
Commercial
Commercial real estate	16,186	10,184
Multifamily residential	—	2,394
Construction/land development	5,848	48,387
Commercial business	2,289	951
	24,323	61,916
Total loans on nonaccrual	38,247	76,484
Other real estate owned (2)	17,003	38,572
Total nonperforming assets	$55,250	$115,056
Loans 90 days or more past due and accruing (3)	$35,148	$35,757
Performing TDR loans (4)	$99,219	$95,169
Nonperforming TDR loans (4)	17,935	23,290
Total TDR loans	$117,154	$118,459
Allowance for loan losses as a percentage of nonaccrual loans	71.8%	55.8%
Nonaccrual loans as a percentage of total loans	2.9%	5.7%
Nonperforming assets as a percentage of total assets	2.2%	5.1%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.0 million for the nine months ended September 30, 2012 and $4.9 million for the year ended December 31, 2011.

(2)	Other real estate owned is shown net of related charge-offs.

(3)	FHA insured and VA guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they have been determined to have little or no risk of loss.

(4)	At September 30, 2012, TDRs (performing and nonperforming) are comprised of 151 loan relationships totaling $117.2 million.

Delinquent loans and other real estate owned by loan type consisted of the following.

	September 30, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$9,658	$10,374	$12,900	$35,148	$68,080	$2,787
Home equity	929	1,389	1,024	—	3,342	—
	10,587	11,763	13,924	35,148	71,422	2,787
Commercial loans
Commercial real estate	—	—	16,186	—	16,186	3,489
Construction/land development	—	—	5,848	—	5,848	10,727
Commercial business	—	—	2,289	—	2,289	—
	—	—	24,323	—	24,323	14,216
Total	$10,587	$11,763	$38,247	$35,148	$95,745	$17,003

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family residential	$7,694	$8,552	$12,104	$35,757	$64,107	$6,600
Home equity	957	500	2,464	—	3,921	—
	8,651	9,052	14,568	35,757	68,028	6,600
Commercial loans
Commercial real estate	—	—	10,184	—	10,184	2,055
Multifamily residential	—	—	2,394	—	2,394	—
Construction/land development	9,916	—	48,387	—	58,303	29,917
Commercial business	—	—	951	—	951	—
	9,916	—	61,916	—	71,832	31,972
Total	$18,567	$9,052	$76,484	$35,757	$139,860	$38,572

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital Corporation. In the past, we have raised longer-term funds through the issuance of senior debt and trust preferred securities (“TruPS”). Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. Under the Company Order and the Bank memorandum of understanding, both HomeStreet, Inc. and the Bank are prohibited from paying dividends without regulatory consent. The Company is also contractually restricted from paying dividends to shareholders under the terms of our TruPS, for so long as the TruPS interest payments are being deferred. We have deferred all interest payments on the TruPS since December 2008. As a result, no dividends were paid to shareholders in 2009 through the first nine months of 2012.

On February 15, 2012, we completed our initial public offering of 8,723,632 shares of common stock for an initial offering price of $11.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012). The net increase to HomeStreet's capital was $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed to the Bank on April 26, 2012, leaving approximately $23.7 million in available capital at the Company to be used for general corporate purposes, including payment of deferred and current interest on our TruPS.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. As of September 30, 2012 our primary liquidity ratio was 45.1%, compared with 35.3% as of December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Bank had borrowing capacity of $200.9 million and $231.4 million from the FHLB, and $154.2 million and $99.9 million from the Federal Reserve Bank of San Francisco ("FRBSF"), respectively.

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

Capital Resources

Shareholders’ equity was $239.3 million as of September 30, 2012, compared with $86.4 million as of December 31, 2011, an increase of $152.9 million, or 177%. The increase is primarily due to the capital raised in our initial public offering, which provided $86.4 million of capital, as well as net income of $58.4 million for the first nine months of 2012. There were no dividends declared or paid, share repurchases or deferred compensation recorded during the nine months ended September 30, 2012.

Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. The FDIC currently measures a bank’s capital using (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 leverage ratio. In order to qualify as “well capitalized,” a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Tier 1 leverage ratio of at least 5.0%. In order to be deemed “adequately capitalized,” a bank generally must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Tier 1 leverage ratio of at least 4.0%. The FDIC retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile. Under the Bank’s memorandum of understanding, we agreed to maintain a Tier 1 leverage capital ratio of at least 9.0%.

As of September 30, 2012, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 17.9%, 16.6% and 10.8%, respectively, compared with 11.2%, 9.9% and 6.0%, respectively as of December 31, 2011. At September 30, 2012 the Bank was “well capitalized” within the meaning of the FDIC’s “prompt corrective action” rules.

The Bank’s actual capital amounts and ratios are included in the following table.

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total risk-based capital (to risk-weighted assets)	$279,598	17.9%	$124,927	8.0%	$156,159	10.0%
Tier I risk-based capital (to risk-weighted assets)	259,978	16.6%	62,463	4.0%	93,695	6.0%
Tier I leverage capital (to average assets)	259,978	10.8%	96,581	4.0%	120,727	5.0%
As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$152,829	11.2%	$109,627	8.0%	$137,034	10.0%
Tier I risk-based capital (to risk-weighted assets)	135,383	9.9%	54,814	4.0%	82,220	6.0%
Tier I leverage capital (to average assets)	135,383	6.0%	89,705	4.0%	112,132	5.0%

The following table presents the Bank’s capital as compared to the minimum regulatory capital requirement included in the Bank’s memorandum of understanding as of September 30, 2012.

	The Bank’s Capital		Capital Ratio Requirement		Capital Surplus
(in thousands)
Tier 1 leverage capital	$259,978	10.8%	$217,308	9.0%	$42,670

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
The deadline for comments on the Proposed Rules was October 22, 2012. We cannot predict at this time when or in what form final rules will be adopted.

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

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no proceedings that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or that there is a reasonable possibility that a loss or additional loss that would have such a material adverse effect may have been incurred. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future liquidity, consolidated financial position and/or results of operations.

ITEM 1A	RISK FACTORS
An investment in the Company is speculative and involves a high degree of risk. The risks described below represent some of the material risks you should carefully consider before making an investment decision. If any of these risks occur, our business, capital, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the price of our common stock could decline significantly and you could lose all or a part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also become important factors that materially adversely affect our business, capital, liquidity, financial condition and results of operations. You should carefully consider the following risk factors, together with the other information contained in this Report and other documents we file with the SEC, before making an investment decision about the Company.
Risks Related to our Business
We are subject to certain specific regulatory constraints on the activities of the Bank and the Company, as a result of which we may not be as profitable as banks that are not subject to such conditions.
Since 2009, both the Bank and the Company have operated under regulatory limitations on, among other things, our ability to pay cash dividends or to renew or incur additional debt, soliciting or renewing brokered deposits, and extending additional credit to certain borrowers. We also are required to continue reducing classified assets and to maintain elevated capital ratios. The Bank was under a cease and desist order from May 8, 2009 until March 26, 2012 when it was replaced with a memorandum of understanding, and the Company remains subject to a cease and desist order. If we do not meet the applicable requirements, or if in the future we experience adverse conditions that cause us to fall below the standards established by our regulators and by applicable banking laws and regulations, we may again become subject to more stringent regulatory orders and other regulatory enforcement action.
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
HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay dividends and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank’s operations and to assure that the Bank continues to meet the 9.0% Tier 1 leverage capital ratio set forth in the Bank's memorandum of understanding. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts and fund the Company's operations.

HomeStreet, Inc. is prohibited from paying cash dividends under current regulatory orders and certain contractual agreements.
The Company is currently operating under a cease and desist order issued by its primary regulator which prohibits the Company from, among other things, making cash dividends or distributions to shareholders. In addition, we have elected to defer the payment of interest on each of our four outstanding series of trust preferred securities, or TruPS, and pursuant to the indentures governing those debt instruments, we are prohibited from declaring or paying cash dividends or distributions, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to any of our capital stock, until we are current on our interest payments under the TruPS. For these and other reasons, including the potential for increased capital requirements that may be implemented under new rules proposed by our regulators, we are not presently permitted to declare or pay dividends on our common stock and may not be able to declare or pay dividends on our common stock in the near future unless the cease and desist order is terminated and the deferred interest on the TruPS is brought current. These restrictions on our ability to declare or make cash dividends may have a material adverse effect on the market value of our common stock.
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
In particular, we may face risks related to market conditions that may negatively impact our business opportunities and plans, such as:

•
uncertainty related to increased regulation and aggressive governmental enforcement in the financial sector generally and the mortgage banking business specifically, including increased costs of compliance;

•	the models we use to assess the creditworthiness of our customers may become less reliable in predicting future behaviors which may impair our ability to effectively make underwriting decisions;

•	challenges in accurately estimating the ability of our borrowers to repay their loans if our forecasts of economic conditions and other economic predictions are not accurate;

•	further increases in FDIC insurance premiums due to additional depletion of that agency’s insurance funds;

•	restrictions in our ability to engage in routine funding transactions due to the commercial soundness of other financial institutions and government sponsored entities; and

•	increased competition from further consolidation in the financial services industry.

•	uncertainty regarding future political developments and fiscal policy
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
In the second quarter of 2012, we were notified that the provider of one of the Bank's critical information technology and transaction processing systems was identified as posing a significant risk to banking operations for that vendor's clients. That vendor has been criticized for, among other things, an unsatisfactory risk management system, the lack of a compliance culture and a lack of internal controls. That vendor has encountered a significant cyberattack and related computer fraud, and there have been indications that in the absence of a prompt remediation of known and unknown deficiencies, that vendor's systems may create enhanced risk for users.
The Bank does not use this system that was the subject of the cyberattack; however, the Bank uses this vendor for a wide variety of important functions, and given their progress in remediating these issues, and subject to the vendor's continued progress, we have plans to increase our reliance on this vendor and its products and services. Our board of directors, as well as the Bank’s board of directors, have been briefed on this development and management is actively seeking ways in which to assess and mitigate any enhanced risks to the Bank and to our customers. However, if these concerns are not addressed promptly, the Bank could experience a number of potentially materially adverse consequences, including:

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
A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. For instance, for the three and nine months ended September 30, 2012 and the year ended December 31, 2011, approximately 77.7%, 68.8% and 34.8%, respectively, of our consolidated net revenues came from mortgage loan origination and sale activities related to our residential lending business. In addition, at September 30, 2012 and December 31, 2011, 29.6% and 29.0% of our consolidated total assets represented residential mortgage loans held for investment, respectively. Because we significantly expanded our single family mortgage loan operations in the first nine months of 2012, we expect to further increase the percentage of our revenue derived from residential mortgage lending, thereby increasing our exposure to risks in that sector. Residential mortgage lending in general has experienced substantial volatility in recent years, and each of our primary geographic market areas has recorded more significant declines in real estate values and higher levels of foreclosures and mortgage defaults than the national averages for those statistical categories. Were these trends to be protracted or exacerbated, our financial condition and result of operations may be affected materially and adversely.
The significant concentration of real estate secured loans in our portfolio has had and may continue to have a negative impact on our asset quality and profitability as a result of continued or worsening conditions on the real estate market and higher than normal delinquency and default rates.
Substantially all of our loans are secured by real property. As of September 30, 2012, 93.8% of all of our outstanding loans, totaling $1.22 billion, were secured by real estate, including $602.2 million in single family residential loans, $360.9 million in commercial real estate loans (including $94.5 million in owner-occupied loans underwritten based on the cash flows of the business), $36.9 million in multifamily residential loans, $77.9 million in construction and land development loans and $141.3 million in home equity loans.
Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, as well as the adverse impacts of the economic slowdown and recession and an associated increase in unemployment, have resulted in higher than expected loan delinquencies and foreclosures, problem loans and OREO, net charge-offs and provisions for credit and OREO losses. We may continue to incur losses and may suffer additional adverse impacts to our capital ratios and our business. If the significant decline in market values continues, the collateral for our loans will provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
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
Construction and residential land acquisition, development and construction loans (“ADC loans”) represented 6.0% and 12.9% of our total loan portfolio at September 30, 2012 and December 31, 2011, respectively. Such loans represented 15.3% and 63.3% of our nonperforming loans at those dates. For the three and nine months ended September 30, 2012 and the year ended December 31, 2011, 29.9%, 54.7% and 52.9% of our charge-offs came from ADC loans. We have resumed new lending for ADC loans and could begin to experience increased delinquencies and credit losses from these loans in the future. An increase in our delinquencies and credit losses would adversely affect our financial condition and results of operations, perhaps materially.
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
At September 30, 2012 and December 31, 2011, our nonperforming assets (which include OREO) were $55.3 million, or 2.2%, and $115.1 million, or 5.1%, respectively, of our total assets. At September 30, 2012 and December 31, 2011, nonperforming loans totaled $38.2 million, or 2.9%, and $76.5 million, or 5.7%, respectively, of our total loan portfolio. In addition, we had $35.1 million at September 30, 2012 and $35.8 million at December 31, 2011 in loans that were 90 or more days past due and still held on accrual status and $22.4 million at September 30, 2012 and $27.6 million at December 31, 2011 in loans 30 to 89 days delinquent. . In addition, as we increase the volume of our loan origination, we may incur additional losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans, which adversely affects our income. Additionally, higher levels of nonperforming assets increase our loan administration and legal expenses.

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
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned, or OREO. We foreclose on and take title to the real estate collateral for defaulted loans as part of our business. We obtain appraisals on these assets prior to taking title to the properties and periodically thereafter. However, due to sustained deterioration in the market prices for real estate in our markets since 2009, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we can give no assurances that the losses associated with OREO will not exceed the estimated amounts, which would adversely affect future results of our operations. The calculation for the adequacy of write-downs of our OREO is based on several factors, including the appraised value of the real property, economic conditions in the property's sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience. All of these factors have caused further write-downs in recent periods and can change without notice based on market and economic conditions.

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
We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with a reservation of servicing rights.
The value our single family mortgage servicing rights (“MSRs”) changes with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family MSRs related to changes in interest rates, we actively hedge this risk with derivative financial instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. As it would be both impracticable and economically infeasible to hedge away substantially all of our interest rate risk, we do not seek to hedge this risk completely. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family MSRs, and we could incur a net valuation loss as a result of our hedging activities, because our hedging strategy or instruments are imperfect, or both. In 2010 and 2011, we recognized net MSR/hedge fair value gains of $4.3 million and $13.4 million, respectively. For first nine months of 2012 we recognized net MSR/hedge fair value gains of $3.3 million, however, for the three months ended September 30, 2012, we recognized net MSR/hedge fair value losses of $6.1 million. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, the volume of our MSRs has increased. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on MSRs. At September 30, 2012, the Company had $73.8 million of single family MSRs carried at fair value.
The fair value of our single family loans held for sale is subject to substantial interest rate risk.
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
We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breaches such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so. Currently, we only purchase loans from Windermere Mortgage Services Series LLC, an affiliated business arrangement with certain Windermere real estate brokerage franchise owners.
The proposed restructuring of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could negatively affect our business.
We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily Delegated Underwriting and Servicing, or DUS®, program. These activities represented 78.3%, 76.3% and 60.9% of our consolidated net revenues (net interest income plus noninterest income) for the three and nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. None of these proposals have yet been defined with any specificity, and so we cannot predict how any such initiative would impact our business. However, any restructuring of Fannie Mae and Freddie Mac that restricts their loan repurchase programs may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That asset was valued at $81.5 million and $77.3 million at September 30, 2012 and December 31, 2011, respectively. Changes in Fannie Mae’s and Freddie Mac’s policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.
Through our wholly owned subsidiary HomeStreet Capital Corporation, we participate as a lender in the Fannie Mae Delegated Underwriting and Servicing program, or DUS. Fannie Mae delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to Fannie Mae. For the three and nine months ended September 30, 2012 and the year ended December 31, 2011, we originated $20.2 million, $71.8 million and $125.7 million in loans through the DUS program, respectively.

Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency. On February 11, 2011, the Obama administration presented Congress with a report titled “Reforming America’s Housing Finance Market, A Report to Congress,” outlining its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market. In August 2012, the Treasury Department entered into amendments to its senior preferred stock purchase agreements with each of Fannie Mae and Freddie Mac that require those agencies to reduce the amount of mortgage assets the hold, setting a cap of $650 billion for December 31, 2012 and requiring a decrease of at least 15% per year for each year thereafter, to a minimum of $250 billion, as a step toward winding down those agencies. We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.
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
Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period. In addition, as a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2012 and December 31, 2011, we had stock in the FHLB totaling $36.7 million and $37.0 million, respectively. Our FHLB stock is carried at cost and is subject to recoverability testing under applicable accounting standards. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.
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
Our main sources of liquidity are loan sales, deposits, payments of principal and interest received on loans and investment securities. In addition, we also rely on borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco, or FRBSF. However, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels. In the event of a deterioration in our financial conditions or a further downturn in the economy, particularly in the housing market, our ability to access these funding resources could be negatively affected, which could limit the funds available to us and make it difficult for us to maintain adequate funding for loan growth. In addition, our customers’ ability to raise capital and refinance maturing obligations could be adversely affected, resulting in a further unfavorable impact on our business, financial condition and results of operations.
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
New legislation, case law or regulatory action regarding foreclosures, forced mortgage principal reduction, or bankruptcy laws may negatively impact our business.

Recently, new legislation and regulations have been proposed and enacted, and courts have issued decisions in recent cases carrying precedential weight in areas where we conduct business which, among other things, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings and could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process. Congress and various regulatory authorities have proposed programs that would require a reduction in principal balances of “underwater” residential mortgages, which if implemented would tend to reduce loan servicing income and which might adversely affect the carrying values of portfolio loans. These legislative and regulatory proposals generally have focused primarily, if not exclusively, on residential mortgage origination, but we cannot offer assurances as to which, if any, of these initiatives may be adopted or, if adopted, to what extent they would affect our business. Any such initiatives may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.
In addition, recent court cases in Oregon and Washington have challenged whether Mortgage Electronic Registration Systems, Inc. ("MERS") meets the statutory definition of deed of trust beneficiary under applicable state laws. Based on decisions handed down by courts in Oregon, we and other servicers of MERS related loans have elected to foreclose through judicial procedures in Oregon, resulting in increased foreclosure costs and longer foreclosure timelines and subsequent delays. If the Oregon case law is upheld on appeal, and/or if the Washington courts issue a similar decision in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies and adversely affect our cost of doing business and results of operations.
We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See Regulation and Supervision — Regulation and Supervision of HomeStreet Bank in our 2011 Annual Report on Form 10-K.
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

Implementation of these standards, or any other new regulations, might also adversely affect our ability to pay dividends or require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. The deadline for comment on the proposed rules was October 22, 2012. We cannot predict at this time when or in what form the final rules will be adopted.
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
The network and computer systems on which we depend could fail or experience security breaches.
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
Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory” or "unfair and deceptive practices." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws create the potential for liability with respect to our lending, servicing, loan investment and deposit taking activities. They increase our cost of doing business, and ultimately may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32	Certification of Periodic Financial Report by Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.(2)

101.INS	XBRL Instance Document(3)(4)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document(3)

(1)	Filed herewith.

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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statements of Financial Condition as of September 30, 2012, and December 31, 2011, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 9, 2012.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer