Form 10-K
period 2012-12-31
HomeStreet, Inc.
filed 2013-03-15
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35424
____________________________
HOMESTREET, INC.
(Exact name of registrant as specified in its charter)
____________________________

Washington	91-0186600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Union Street, Ste. 2000
Seattle, WA 98101
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (206) 623-3050
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None.
____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $198.9 million, based on a closing price of $15.99, after giving effect to the 2 for 1 stock split which took place on November 5, 2012. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of February 28, 2013 was 14,384,453.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information that will be contained in the definitive proxy statement for the registrant's annual meeting to be held in 2013 is incorporated by reference into Part III of this Form 10-K.

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

Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Except as otherwise noted, references to “we,” “our,” “us” or “the Company” refer to HomeStreet, Inc. and its subsidiaries that are consolidated for financial reporting purposes.

ITEM 1	BUSINESS

General

We are a 91-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses primarily in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and retail and commercial banking operations. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered savings bank that provides residential and commercial loans, deposit products and services, non-deposit investment products, and cash management services. HomeStreet Bank's primary loan products include single family residential mortgages, loans secured by commercial real estate, loans for residential and commercial real estate construction, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®) (DUS® is a registered trademark of Fannie Mae.) in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance, we provide insurance products and services for consumers and businesses. We additionally offer single family home loans through our partial ownership in an affiliated business arrangement known as Windermere Mortgage Services Series LLC (“WMS LLC”). At December 31, 2012, we had total assets of $2.63 billion.

We currently have a network of 22 bank branches in the Puget Sound region of Washington State, Portland, Oregon, Southwest Washington, and Hawaii, as well as 24 stand-alone lending centers located in these same areas and additionally in Aberdeen and Spokane, Washington, the Eugene and Salem regions of Oregon, and in the Boise and northern regions of Idaho. WMS LLC provides point-of-sale loan origination services at approximately 40 Windermere Real Estate offices in Washington and Oregon.

We operate four primary business segments: Community Banking, Single Family Mortgage Lending, Income Property Lending and Residential Construction Lending. For a discussion of operating results of each of these lines of business, see "Business Segments" within Management's Discussion and Analysis of this Form 10-K.

Community Banking. We provide a diversified set of financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services, consumer and business loans and Small Business Administration loans.

Single Family Mortgage Lending. We originate and sell residential mortgage loans into the secondary market both directly and through our affiliated business arrangement with WMS LLC. This business line also originates and services loans for our portfolio on a selective basis including home equity loans. We originate mortgages using secondary market standards and the majority are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. In addition, the Company originates Federal Housing Administration ("FHA")-insured and Department of Veterans' Affairs ("VA")-guaranteed mortgage loans that are used to back Ginnie Mae-guaranteed securities. A small percentage of loans are brokered or sold on a servicing-released basis to correspondent lenders.

Income Property Lending. We originate commercial real estate loans, including multifamily lending through our Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae and we generally continue to service those loans after the sale. We also originate commercial construction loans, bridge loans and permanent loans for our own portfolio and for sale to other investors such as insurance companies.

Residential Construction Lending. We originate residential construction loans for our own portfolio, focusing on loans to developers for single family home construction that are short duration in nature. Generally, we do not make loans secured by or for the purchase of raw land.

Initial Public Offering

On February 15, 2012, we completed our initial public offering of 8,723,632 shares of common stock for an initial offering price of $11.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012). The net increase in HomeStreet's capital was $86.4 million, which included net cash proceeds of $87.7 million received in 2012, less $1.4 million of issuance costs paid in 2011. The Company contributed $55.0 million to the Bank on February 24, 2012 and an additional $10.0 million on April 26, 2012, leaving approximately $22.7 million of net proceeds at the Company to be used for general corporate purposes. Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “HMST.”

Recent Developments

On March 12, 2013, the Company received notification from the Federal Reserve Bank permitting the Company to pay all past deferred interest due on its outstanding debt securities (Trust Preferred Securities, or "TruPS") and the interest payment due on March 15, 2013, for a total of $13.5 million.  The Company intends to replenish its liquidity through payment of dividends from the Bank for which the Bank has made regulatory application and sought regulatory non-objection. No assurances can be given that such non-objection has or will be obtained from the relevant regulators.

The March 15, 2013 payment of the deferred and current interest lifts the restrictions under the terms of the TruPS indentures that prohibited the Company from making cash dividends or distributions to shareholders if the TruPS interest is not paid current. However, the Company remains under a cease and desist order which restricts the Company from making cash dividends or distributions without regulatory consent.

Regulatory Update

On March 26, 2012, the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“WDFI”) terminated the cease and desist order for the Bank (“Bank Order”), dated May 8, 2009 and the Bank Order was replaced with a memorandum of understanding ("MOU"). On December 27, 2012, the Bank was notified by the FDIC and the WDFI that the Bank had taken appropriate corrective actions to address the MOU and consequently the Bank's MOU was terminated effective December 27, 2012. The Bank is no longer considered a “troubled institution” and is now considered “well-capitalized” within the meaning of the FDIC’s prompt corrective action rules. The Company remains under a cease and desist order (the “Company Order”) supervised by the Federal Reserve Bank.

The termination of the Bank Order provided several benefits, including a reduction in our FDIC assessment and examination fees; resumption of portfolio lending for certain lending products; the ability to open or re-locate retail deposit branches; access to federal funds lines from correspondent banks; the re-opening of certain correspondent lending channels that had previously been restricted; and the ability to increase the amount of trading partner relationships used for hedging purposes. Additionally, as a result of the termination of the Bank Order and the related impact on certain rating agency metrics, the Bank now fully complies with the seller servicer requirements of government-sponsored entities such as Fannie Mae and Freddie Mac.

In recognition of the significant improvement in the Bank's financial condition, results of operations and risk profile, on July 10, 2012 the Federal Reserve Bank granted full access to all Federal Reserve Bank lending and depository services.

Changes in Management

On July 26, 2012, the Company announced the appointment of Cory D. Stewart as the Company's Executive Vice President and Chief Accounting Officer, which became effective in the third quarter of 2012, upon receipt of the necessary regulatory approvals.

On July 26, 2012, the Company also announced the appointment of Darrell van Amen as the Company's Executive Vice President and Chief Investment Officer, which became effective in the third quarter of 2012, upon receipt of the necessary regulatory approvals.

On October 15, 2012, in connection with Mr. Stewart and Mr. van Amen assuming their respective positions with the Company, Mark K. Mason relinquished his role as acting Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Mason continues to serve as the Company's Vice Chairman, President and Chief Executive Officer.

Business Strategy

During 2012, we recapitalized the Company through our initial public offering. In addition, our performance over the course of 2012 was characterized by strong mortgage banking results and significant improvement in asset quality. We now believe we have sufficient capital to be a source of strength to the Bank, provide for payment of our obligations under our outstanding TruPS, and pursue our business strategy.

We are pursuing the following strategies in our business segments:

Community Banking. Our Community Banking strategy involves the development of an integrated consumer and business financial services delivery platform. We seek to meet the financial needs of our consumer and business customers by providing targeted banking products and services, investment advice and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. We currently plan to expand our bank branch network primarily focusing on high-growth areas of Puget Sound. We also intend to grow our core deposits by increasing business deposits from new cash management and business lending customers.

Single Family Mortgage Lending. We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last three years. In early 2012, we took advantage of an opportunity to add experienced loan originators and accelerated our plans to expand our single family mortgage origination business by hiring approximately 170 mortgage personnel formerly associated with MetLife Home Loans. HomeStreet continued recruiting throughout 2012, ultimately hiring 389 mortgage lending and support personnel, an increase of 146%. HomeStreet added 15 lending offices, including expansion into Idaho. The addition of these employees contributed to the significant increase in our single family mortgage loan origination volume during 2012. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We also expect to use portfolio lending to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits.

Income Property Lending. We currently plan to grow our commercial real estate business, with a focus on our multifamily lending mortgage origination business, particularly through our Fannie Mae DUS origination and servicing relationships. We plan to expand beyond our current markets by adding loan origination personnel and by forming strategic alliances with multifamily property service providers inside and outside our existing lending areas. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS seller and servicer. In addition, we have historically supported our DUS program by providing short-term bridge loans to experienced borrowers who purchase apartment buildings for renovation, which we then seek to replace with permanent financing through the Fannie Mae DUS program upon completion of the renovations. We also originate commercial construction real estate loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within the Company's geographic footprint. We also may place loans with capital market sources, such as life insurance companies.

Residential Construction Lending. We have resumed originating residential construction loans under enhanced underwriting standards with a significantly reduced portfolio concentration and a focus on home construction loans as opposed to land development projects or raw land.

Market and Competition

The financial services industry is highly competitive. We compete with banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with several financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising and offer a broader array of products and services. The number of competitors for middle-market business customers has, however, decreased in recent years due to bank failures and consolidations. In recent years national banks have focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in the Pacific Northwest. We have taken advantage of the failures and takeovers of certain of our competitors by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality services, products and expertise. We believe there is a significant opportunity for a well-capitalized, community-focused bank that emphasizes responsive and personalized service to provide a full range of financial services to small- and middle-market commercial and consumer customers in those markets where we do business.

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

Our single family mortgage origination and servicing business is highly dependent upon compliance with underwriting and servicing guidelines of Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae as well as a myriad of federal and state consumer compliance regulations. Our demonstrated expertise in these activities, together with our significant volume of lending in low- and moderate-income areas and direct community investment, contribute to our uninterrupted record of “Outstanding” Community Reinvestment Act (“CRA”) ratings since 1986. We believe our ability to maintain our historically strong compliance culture represents a significant competitive advantage.

We currently intend to expand our commercial real estate mortgage lending business by targeting strong apartment markets and experienced borrowers. We expect to continue to benefit from being one of only 25 companies nationally that is approved Fannie Mae DUS sellers and servicers. The Fannie Mae DUS program became a key multifamily funding source nationally during the turmoil in the financial services industry and the resulting loss of other financing sources. During 2012, an increasing number of banks began competing for multifamily permanent loans for their portfolios. We expect to continue to be in a strong competitive position versus other banks due to our ability to offer both portfolio and Fannie Mae DUS products, depending on the needs of the customer.

Employees

As of December 31, 2012 the Company employed approximately 1,099 full-time equivalent employees compared to 613 full-time equivalents at December 31, 2011.

Where You Can Obtain Additional Information

We file annual, quarterly, current and other reports with the Securities and Exchange Commission (the "SEC"). We make available free of charge on or through our website http://www.homestreet.com all of these reports (and all amendments thereto), as soon as reasonably practicable after we file these materials with the SEC. You may review a copy of these reports, including exhibits and schedules filed therewith, and obtain copies of such materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the SEC.

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
General

The Company is a savings and loan holding company and is regulated by the Board of Governors at the Federal Reserve System (the "Federal Reserve"), and the Washington State Department of Financial Institutions, Division of Banks (the "WDFI"). The Company is required to register and file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and the WDFI.
The Office of Thrift Supervision, or the OTS, previously was the Company's primary federal regulator. Under the Dodd-Frank Act, the OTS was dissolved on July 21, 2011 and its authority to supervise and regulate the Company and its non-bank subsidiaries was transferred to the Federal Reserve. References to the Federal Reserve in this document should be read to include the OTS prior to the date of the transfer with respect to those functions transferred to the Federal Reserve.
The Bank is a Washington state-chartered savings bank. The Bank is subject to regulation, examination and supervision by the WDFI and the FDIC.
As a result of the recent financial crisis, regulation of the financial services industry has been undergoing major changes. Among these is the Dodd-Frank Act, which makes significant modifications to and expansions of the rulemaking, supervisory and enforcement authority of the federal banking regulators. Some of the changes were effective immediately, but others are being phased in over time. The Dodd-Frank Act requires various regulators, including the banking regulators, to adopt numerous regulations, not all of which have been finalized. Accordingly, in many instances, the precise requirements of the Dodd-Frank Act are not yet known.
Further, new statutes, regulations and guidance are considered regularly that could contain wide-ranging potential changes to the competitive landscape for financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which our business may be affected. Any change in policies, whether by the Federal Reserve, the WDFI, the FDIC, the Washington legislature or the United States Congress, could have a material adverse impact on us and our operations and shareholders. In addition, the Federal Reserve, the WDFI and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including, among other things, policies with respect to the Bank's capital levels, the classification of assets and establishment of adequate loan loss reserves for regulatory purposes.
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of savings and loan holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. In recent years, in response to the financial crisis, the Federal Reserve has created several innovative programs to stabilize certain financial institutions, to help ensure the availability of credit and to purchase financial assets through programs such as quantitative easing or “QE”. Quantitative easing has had a significant impact on the market for mortgage-backed securities and by some accounts has stimulated the national economy. We believe these policies have had a beneficial effect on the Company and the mortgage banking industry as a whole. We cannot predict the nature or impact of future changes in monetary and fiscal policies of the Federal Reserve.
The Company is currently operating under a cease and desist order issued by our primary federal regulator, the Federal Reserve, as described below under “Company Order.” Under the cease and desist order, we are required to notify, and in certain cases receive the permission of, the Federal Reserve prior to taking certain actions.
Company Order

The Company is currently operating under an Order to Cease and Desist issued by the OTS on May 18, 2009 and now administered by the Federal Reserve. Under the Company Order, HomeStreet, Inc. agreed to refrain from engaging in all unsafe and unsound practices that had resulted in the operation of HomeStreet, Inc. with low earnings and inadequate capital. In addition, for so long as the Company Order remains in place, HomeStreet, Inc. has also agreed to not do any of the following without the consent of the Federal Reserve:

•	pay dividends or make any other capital distributions;

•	incur, issue, renew, repurchase, make payments on or roll over any debt (including payments on trust preferred securities);

•	increase any current lines of credit;

•	guarantee the debt of any entity;

•	make any “golden parachute” or “prohibited indemnification payments” unless we have complied with certain statutory and regulatory requirements; and

•	make changes in our Board of Directors or senior executive officers without meeting certain prior notification requirements.

Pursuant to the Company Order, we developed a plan to manage our liquidity, capital and risk profile, and to address our financial obligations, including deferring interest payments on the TruPS, without relying on dividends from the Bank. Following the closing of our initial public offering in February 2012 and the subsequent contribution of $55.0 million to the Bank on February 24, 2012 with an additional $10.0 million contributed on April 26, 2012, we retained capital at the Company that management believes is adequate to meet the needs of the Company without requiring additional dividends from the Bank for the near future.
The Company Order will remain in effect until terminated, modified or suspended by the Federal Reserve. We are currently in compliance with the Company Order, although the requirements imposed by the Company Order do not include quantitative capital ratio or asset quality targets. We send quarterly status reports to the Federal Reserve at their request. While management believes that the Company Order will be lifted, we cannot give assurance as to the timing of such action.
Consent Agreement/Memorandum of Understanding
The Bank had previously consented to the issuance by the FDIC and the WDFI of an Order to Cease and Desist dated May 8, 2009. The Bank Order was terminated on March 26, 2012. Also on March 26, 2012, the Bank entered into a MOU with the FDIC and the WDFI. The MOU was terminated on December 27, 2012.
Regulation of the Company
General
Because we have made an election under Section 10(1) of the Home Owners' Loan Act (“HOLA”) for the Bank to be treated as a “savings association” for purposes of Section 10 of HOLA, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Among other things, the Federal Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, savings and loan holding companies have not been subject to any specific regulatory capital ratios, although they have been subject to review by the Federal Reserve and approval of capital levels as part of its examination process. However, under the Dodd-Frank Act, the Company will become subject to capital requirements. Our continued ability to use the provisions of Section 10(1) of HOLA - which allow the Company to be registered as a savings and loan holding company rather than as a bank holding company - is conditioned upon the Bank's continued qualification as a qualified thrift lender under the Qualified Thrift Lender test set forth in HOLA. See “- Regulation and Supervision of HomeStreet Bank - Qualified Thrift Lender Test.” Since the Bank is chartered under Washington law, the WDFI has authority to regulate the Company generally relating to its conduct affecting the Bank. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.
Numerous provisions of the Dodd-Frank Act affect the Company and its business and operations. Some of the provisions are:

•	New capital requirements for savings and loan holding companies.

•	All holding companies of depository institutions are required to serve as a source of strength for their depository subsidiaries.

•	The Federal Reserve is given heightened authority to examine, regulate and take action with respect to all of a holding company's subsidiaries.
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
Because the Bank is treated as a savings association subsidiary of a savings and loan holding company, we must give the Federal Reserve at least 30 days' advance notice of the proposed declaration of a dividend by the Bank. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve, and the Federal Reserve has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the Bank.
As described above, the Company Order prohibits us, among other things, from (1) paying any dividends or making any other capital distributions, (2) incurring, issuing, renewing, repurchasing, making payment on or rolling over any debt, (3) increasing any current lines of credit or (4) guaranteeing the debt of any entity, in each case without the prior written approval of the Federal Reserve.
Capital / Source of Strength
Under the Dodd-Frank Act, capital requirements will be imposed on savings and loan holding companies such as the Company. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Proposed Capital Regulations.”
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
Restrictions Applicable to Savings and Loan Holding Companies
Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly (or through one or more subsidiaries), from acquiring:

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

•	with certain exceptions, more than 5.0% of the voting shares of a non-subsidiary savings association or a non-subsidiary holding company; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the FDIC).
In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
A savings and loan holding company generally may not acquire as a separate subsidiary a savings association in a different state from where its current savings association is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings association that operated a home or branch office in such additional state as of March 5, 1987; or

•
if the laws of the state in which the savings association to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings association or savings and loan holding company is located, or by a holding company that controls such a state-chartered association.

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
Change in Management
Pursuant to the Company Order, we are required to give 30 days prior written notice to the Federal Reserve before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. Our regulators then have the opportunity to disapprove any such appointment.
Dividend Policy
Under Washington law, the Company is generally permitted to make a distribution, including payments of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors, (1) the Company would be able to pay its debts as they become due in the ordinary course of business and (2) the Company's total assets would at least equal the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.
The Company Order prohibits us from paying dividends or making other capital distributions without the prior written consent of the Federal Reserve. In addition, the Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company.
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
The Final Guidance applies to senior executives and others who are responsible for oversight of HomeStreet's company-wide activities and material business lines, as well as other employees who, either individually or as a part of a group, have the ability to expose the Bank to material amounts of risk.
Dodd-Frank Act. In addition to the Final Guidance, the Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added a new Section 14A(a) to the Exchange Act that requires companies to include a separate non-binding resolution subject to shareholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, a new Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking shareholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of the company's assets to include a separate non-binding shareholder resolution approving certain “golden parachute” payments made in connection with the transaction. A new Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.
In addition, Section 956 of the Dodd-Frank Act requires certain regulators (including the FDIC, SEC and Federal Reserve) to adopt requirements or guidelines prohibiting excessive compensation or compensation that could lead to material loss as well as rules relating to disclosure of compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of Dodd-Frank for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements which encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would (1) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation, (2) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss, (3) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions and (4) require annual reports on incentive compensation structures to the institution's appropriate federal regulator.
FDIC Regulations. We are further restricted in our ability to make certain “golden parachute” and “indemnification” payments under Part 359 of the FDIC regulations, and the FDIC also regulates payments to executives under Part 364 of its regulations relating to excessive executive compensation.
Emerging Growth Company
We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from certain requirements under the Dodd-Frank Act, including the requirement to hold a non-binding advisory vote on executive compensation and the requirement to obtain stockholder approval of any golden parachute payments not previously approved. We currently intend to take advantage of some or all of these reporting exemptions until we are no longer qualify as an Emerging Growth Company.

We will remain an Emerging Growth Company for up to five years from the end of the year of our initial public offering, or until (1) we have total annual gross revenues of at least $1 billion, (2) we qualify as a large accelerated filer, or (3) we issue more than $1 billion in nonconvertible debt in a three year period.

Regulation and Supervision of HomeStreet Bank
General
As a savings bank chartered under the laws of the State of Washington, HomeStreet Bank is subject to applicable provisions of Washington law and regulations of the WDFI. As a state-chartered savings bank that is not a member of the Federal Reserve System, the Bank's primary federal regulator is the FDIC. It is subject to regulation and examination by the WDFI and the FDIC, as well as enforcement actions initiated by the WDFI and the FDIC, and its deposits are insured by the FDIC.
Washington Banking Regulation
As a Washington savings bank, the Bank's operations and activities are substantially regulated by Washington law and regulations, which govern, among other things, the Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer and commercial loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, savings banks in Washington also generally have, subject to certain limitations or approvals, all of the powers that Washington chartered commercial banks have under Washington law and that federal savings banks and national banks have under federal laws and regulations.
Washington law also governs numerous corporate activities relating to the Bank, including the Bank's ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank may not declare a cash dividend on its capital stock if payment of such dividend would cause its net worth to be reduced below the net worth requirements, if any, imposed by the WDFI and dividends may not be paid in an amount greater than its retained earnings without the approval of the WDFI. These restrictions are in addition to restrictions imposed by federal law. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the WDFI. No person or entity may acquire control of the Bank until 30 days after filing an application with the WDFI, who has the authority to disapprove the application. Washington law defines “control” of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25.0% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank's articles of incorporation requires the approval of the WDFI.
The Bank is subject to periodic examination by and reporting requirements of the WDFI, as well as enforcement actions initiated by the WDFI. The WDFI's enforcement powers include the issuance of orders compelling or restricting conduct by the Bank and the authority to bring actions to remove the Bank's directors, officers and employees. The WDFI has authority to place the Bank under supervisory direction or to take possession of the Bank and to appoint the FDIC as receiver.
Dodd-Frank Act
Numerous provisions of the Dodd-Frank Act affect the Bank and its business and operations. For example, the Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
In addition, under the Dodd-Frank Act:

•	The requirements relating to the Bank's capital have been modified.

•
In order to prevent abusive residential lending practices, new responsibilities are imposed on parties engaged in residential mortgage origination, brokerage and lending, and securitizers of mortgages and other asset-backed securities are required, subject to certain exemptions, to retain not less than five percent of the credit risk of the mortgages or other assets backing the securities.

•	Restrictions on affiliate and insider transactions are expanded.

•	Restrictions on management compensation and related governance have been enhanced.

•	A federal Consumer Financial Protection Bureau ("CFPB") is created with a broad authority to regulate consumer financial products and services.

•	Restrictions are imposed on the amount of interchange fees that certain debit card issuers may charge.

•
Restrictions on banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the Volcker Rule), and requiring sponsors of asset-backed securities ("ABS") to retain an ownership stake in the ABS.

In part because not all of the regulations implementing the Dodd-Frank Act have yet been finalized, it is difficult to predict at this time what specific impact the Dodd-Frank Act and the final rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.
Insurance of Deposit Accounts and Regulation by the FDIC
The FDIC is the Bank's principal federal bank regulator. As such, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. The FDIC may prohibit the Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event the Bank violates a law, regulation or order, engages in an unsafe or unsound practice or under certain other circumstances. The FDIC also has the authority to appoint itself as receiver of the Bank or to terminate the Bank's deposit insurance if it were to determine that the Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
The Bank is a member of the Deposit Insurance Fund (“DIF”) administered by the FDIC, which insures customer deposit accounts. Under the Dodd-Frank Act, the amount of federal deposit insurance coverage was permanently increased from $100,000 to $250,000, per depositor, for each account ownership category at each depository institution. This change made permanent the coverage increases that had been in effect since October 2008. The unlimited FDIC insurance for non-interest bearing transaction accounts that had been available since 2008 was discontinued as of December 31, 2012.

In order to maintain the DIF, member institutions, such as the Bank, are assessed insurance premiums. In light of the stresses that have occurred on the DIF in recent years and increases in insurance coverage, assessments have risen sharply.
The Dodd-Frank Act requires the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. The minimum ratio of assets in the DIF to the total of estimated insured deposits was increased from 1.15% to 1.35%, and the FDIC is given until September 30, 2020 to meet the reserve ratio. In December 2010, the FDIC adopted a final rule setting the reserve ratio of the DIF at 2.0%. As required by the Dodd-Frank Act, assessments are now based on an insured institution's average consolidated assets less tangible equity capital.
For the purpose of determining an institution's assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution's capital levels and its supervisory evaluation. These institutions generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2012, the Bank's assessment rate was 14 basis points on average assets less average tangible equity capital. Beginning in January 2013, the Bank's assessment rate declined from 14 to 9 basis points.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2013 is 0.64 basis points.
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
To qualify under the Internal Revenue Code test, a savings association must meet both a “business operations” test and a “60% of assets” test. The business operations test requires the business of a savings association to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test requires that at least 60% of a savings association's assets must consist of residential real property loans and certain other traditional thrift assets. While the Bank is eligible to qualify as a qualified thrift lender under the HOLA test, it is not clear due to statutory ambiguities that the Bank is eligible to qualify under the Internal Revenue Code test. As noted above, it is necessary for the Bank to qualify as a qualified thrift lender only under one of these two tests.
As of December 31, 2012, the Bank held approximately 99% of its portfolio assets in qualified thrift investments and had more than $1.4 billion of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2012. Therefore, the Bank qualified under the HOLA test. A savings association subsidiary of a savings and loan holding company that does not meet the Qualified Thrift Lender test must comply with the following restrictions on its operations:

•	the association may not engage in any new activity or make any new investment, directly or indirectly, unless the activity or investment is also permissible for a national bank;

•	the branching powers of the association are restricted to those of a national bank located in the association's home state; and

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
Capital and Prompt Corrective Action Requirements
Capital Requirements
Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. “Total capital” generally means the sum of Tier 1 capital and Tier 2 capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years) and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.
The FDIC currently measures a bank's capital using the (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 capital leverage ratio. The risk-based measures are based on ratios of qualifying capital to risk-weighted assets. To determine risk-weighted assets, assets are placed in one of five categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the five categories. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.
Prompt Corrective Action Regulations
Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as “prompt corrective action” regulations. All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. The framework for the type of supervisory action is based on a determination of a bank's capital category as follows:

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
Proposed Capital Regulations
The Dodd-Frank Act requires the federal banking regulators to issue new capital regulations. On June 12, 2012, federal banking regulators (including the FRB and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the ”Proposed Rules”). The Proposed Rules would apply to both depository institutions and their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to the Bank and the Company. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III.”
Under the Proposed Rules, both the Bank and the Company would be required to meet certain minimum capital requirements. The Proposed Rules introduce a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments. Both the Company and the Bank would be required to meet a common equity Tier 1 capital ratio of 4.5% as well as a common equity Tier 1 capital “conservation buffer” of 2.5%. An institution that does not meet the conservation buffer would be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. In addition, both the Company and the Bank would be subject to a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. The Prompt Corrective Action rules would be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized would be a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based capital ratio, an 8.0% Tier 1 risk-based ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios would be 4.0%, 4.5%, 6.0% and 8.0%, respectively.
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
The new required capital ratios and the enhanced Prompt Corrective Action rules would generally be phased in and would take full effect on January 1, 2015. The conservation buffer would be phased in beginning in 2016 and would take full effect on January 1, 2019. The new calculations of risk-weighted assets would take effect on January 1, 2015. Various other modifications may have later phase-in and full-implementation dates.
We cannot predict at this time when or in what form final rules will be adopted.
Limitations on Transactions with Affiliates
Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity which controls, is controlled by or is under common control with the Bank but which is not a subsidiary of the Bank. The Company and its non-bank subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the Bank's capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans, derivatives, repurchase agreements and securities lending to executive officers, directors and principal shareholders of the Bank and its affiliates.
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
Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard. The Bank maintains a program to meet the information security requirements and believes it is currently in compliance with this regulation.
Real Estate Lending Standards
FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. The Bank's board of directors is required to review and approve the Bank's standards at least annually.
The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100.0% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of such ratios should not exceed 30.0% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank's records and reported at least quarterly to the Bank's board of directors.
Guidance on Real Estate Concentrations
On December 6, 2006, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies may focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	total reported loans for construction, land development and other land represent 100.0% or more of the bank's risk-based capital; or

•
total commercial real estate loans (as defined in the guidance) represent 300.0% or more of the bank's risk-based capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months.

The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.
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
Activities and Investments of Insured State-Chartered Financial Institutions
Federal law generally prohibits FDIC-insured state banks from engaging as a principal in activities, and from making equity investments, other than those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in certain subsidiaries, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2.0% of the bank's total assets, (3) acquiring up to 10.0% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
Washington State has enacted a law regarding financial institution parity. The law generally provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks or federally-chartered savings banks, subject to the approval of the Director of the WDFI in certain situations.
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
Reserves Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $12.4 million up to $79.5 million in 2013 and 10% of the accounts over $79.5 million. Net transaction accounts up to $12.4 million are exempt from reserve requirements.

Federal Home Loan Bank System
The Federal Home Loan Bank system consists of twelve regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the Federal Home Loan Bank system. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"). As a member, the Bank is required to own stock in the FHLB and currently owns $36.4 million of stock in the FHLB. The Federal Housing Finance Agency (the “Finance Agency”) is the primary regulator of the FHLB, and the Finance Agency classified the FHLB as undercapitalized in August 2009. In October 2010, the FHLB entered into a Stipulation and Consent to The Issuance of a Consent Order with the Finance Agency, which sets forth requirements for capital management, asset composition and other operating and risk management improvements. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized but the FHLB remains subject to the Consent Order. As such, Finance Agency approval will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.
Community Reinvestment Act of 1977
Banks are subject to the provisions of the CRA of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the assessment areas serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open or relocate a branch or facility. The Bank currently has a rating of “Outstanding” under the CRA.
Dividends
Dividends from the Bank constitute an important source of funds for dividends that may be paid by the Company to shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position and is limited by federal and state laws. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if this would cause its net worth to be reduced below the net worth requirements, if any, imposed by the WDFI. In addition, dividends on the Bank's capital stock may not be paid in an amount greater than its retained earnings without the approval of the WDFI.
The amount of dividends actually paid during any one period will be strongly affected by the Bank's policy of maintaining a strong capital position. Because the Bank is treated as a savings association subsidiary of a savings and loan holding company, it must give the Federal Reserve at least 30 days' advance notice of the proposed declaration of a dividend on its guaranty, permanent or other non-withdrawable stock. Federal law prohibits an insured depository institution from paying a cash dividend if this would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.
The Company had previously elected to defer the payment of interest on its outstanding TruPS, and therefore had been prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock until it is current on all interest payments due. On March 12, 2013, the Federal Reserve approved the Company's request to make its interest payments current on its outstanding TruPS and the Company subsequently paid all deferred and current interest owed on its outstanding TruPS on March 15, 2013. However, the Company remains subject to a cease and desist order, which restricts the Company from making cash dividends or distributions to shareholders without regulatory consent.
Liquidity
The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. See “Management's Discussion and Analysis - Liquidity Risk and Capital Resources.”
Compensation
The Bank is subject to regulation of its compensation practices. See “Regulation and Supervision - Regulation of the Company - Compensation Policies.”
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
Like all United States companies and individuals, the Company and the Bank are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control (“OFAC”) has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.
The Bank maintains a program to meet the requirements of the Bank Secrecy Act, USA PATRIOT Act and OFAC and believes it is currently in compliance with these requirements.
Identity Theft
Section 315 of the Fair and Accurate Credit Transactions Act ("FACT Act") requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts.
The Bank maintains a program to meet the requirements of Section 315 of the FACT Act and believes it is currently in compliance with these requirements.
Consumer Protection Laws and Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members' Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help ensure its compliance with these requirements.
The Dodd-Frank Act established the CFPB as a new independent bureau within the Federal Reserve system that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of $10 billion or more.
The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
The Dodd-Frank Act contains provisions further regulating payment card transactions. The Dodd-Frank Act required the Federal Reserve to adopt regulations limiting any interchange fee for a debit transaction to an amount which is “reasonable and proportional” to the costs incurred by the issuer. The Federal Reserve has adopted final regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion and the Federal Reserve has stated that it will monitor and report to

Congress on the effectiveness of the exemption. Nevertheless, it is unclear whether such smaller issuers (which include the Bank) will, as a practical matter, be able to avoid the impact of the regulations.
Several of the CFPB rules were issued in January 2013, and we continue to analyze their requirements to determine the impact of the rules to our businesses. During 2013, we expect the CFPB to focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief accounting officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our independent registered public accounting firm to issue a report on our internal control over financial reporting.

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

We have in the past and may again in the future be subject to certain specific regulatory constraints on the activities of the Bank and the Company, which could result in us not being as profitable as banks that are not subject to such conditions.

Between 2009 and 2012, both the Bank and the Company operated under specific regulatory restrictions on their operations. These restrictions were intended to preserve and strengthen the Bank's capital adequacy and improve its asset quality, among other things, and limited our ability to pay cash dividends or to renew or incur debt. The Company remains subject to a cease and desist order imposed on May 8, 2009. The Bank operated under a cease and desist order from May 8, 2009 until March 26, 2012, when that order was replaced with a MOU. On December 27, 2012, the FDIC determined that the MOU was no longer necessary and, as a result, terminated the MOU. However, we cannot offer assurances that we can avoid the adverse conditions that caused us to fall below desirable performance levels, and if that were to happen, we may again become subject to more stringent regulatory orders and other regulatory enforcement actions. Further, while we believe that the Company Order will be lifted, we cannot assure that it will be lifted or when it will be lifted.

We have incurred substantial losses in the recent past and we cannot assure you that we will remain profitable.

We sustained significant losses in the past and we cannot assure that we will remain profitable in the future. Our ability to remain profitable depends primarily on our ability to originate loans and either sell them into the secondary market or hold them in our loan portfolio and collect interest and principal as they come due. When loans become nonperforming or their ultimate collection is in doubt, our income is adversely affected.

HomeStreet is restricted from paying cash dividends under current regulatory orders.

Although the FDIC and the Washington Department of Financial Institutions have terminated both the cease and desist order and the MOU that formerly applied to the Bank, the Company remains subject to a cease and desist order which restricts the Company from, among other things, paying cash dividends or making distributions to shareholders without regulatory approval. As a result, we may not be able to declare or pay dividends on our common stock in the near future unless we are able to get the requisite regulatory approval or the cease and desist order is terminated. Additionally, federal banking regulators are in the process of increasing capital requirements on banks and bank savings and holding companies, and any such increase may have the effect of reducing our ability to pay dividends even if this existing restriction may otherwise have been alleviated.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our business.

During the period from early 2008 through most of 2011, the United States economy in general, and the financial institutions sector in particular, experienced a severe downturn owing to a number of factors that affected virtually every aspect of our business. While these conditions appear to have moderated, considerable uncertainty continues to affect our business, and thus raises significant risk as to our ability to maintain profitability.

In particular, we may face risks related to market conditions that may negatively impact our business opportunities and plans, such as:

•
uncertainty related to increased regulation and aggressive governmental enforcement in the financial sector generally and the mortgage banking business specifically, including increased costs of compliance;

•
the models we use to assess the creditworthiness of our customers may prove less reliable than we had anticipated in predicting future behaviors which may impair our ability to make good underwriting decisions;

•	challenges in accurately estimating the ability of our borrowers to repay their loans if our forecasts of economic conditions and other economic predictions are not accurate;

•	further increases in FDIC insurance premiums due to additional depletion of that agency's insurance funds;

•	restrictions in our ability to engage in routine funding transactions due to the commercial soundness of other financial institutions and government sponsored entities ("GSEs"); and

•	uncertainty regarding future political developments and fiscal policy.
If recovery from the economic recession slows or if we experience another recessionary dip, our ability to access capital and our business, financial condition and results of operations may be adversely impacted.

A change in federal monetary policy could adversely impact our mortgage banking revenues.

In September 2012, the Federal Reserve Board's Oversight Management Committee expanded its standing monetary policy, known as “quantitative easing,” to provide for a purchases by the Federal Reserve of up to $40 billion per month of mortgage-backed securities in the secondary market. This program, which is intended to bolster the U.S. economy by retaining relatively low interest rates to promote increased spending, was adopted in 2008 and originally provided for the repurchase of only treasury securities. The inclusion of mortgage-backed securities was intended to have the effect of maintaining historically low mortgage interest rates. Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans and on the continuing servicing of those loans, the Federal Reserve's policy may have had, and in the future may continue to have, the effect of supporting higher revenues than might otherwise be available. Contrarily, a reduction in or termination of this policy, absent a significant rebound in employment and real wages, would likely reduce mortgage originations throughout the United States, including ours. Such an event could likely reduce our mortgage origination revenues, which could have a material adverse impact upon our business.
An important information technology systems provider was recently identified as having internal control deficiencies, which could give rise to significant risks to the Bank and the Company.
In the first quarter of 2012, we were notified that the provider of one of the Bank's critical information technology and transaction processing systems was identified as posing a significant risk to banking operations for that vendor's clients. That vendor has been criticized for, among other things, an unsatisfactory risk management system, the lack of a compliance culture and a lack of internal controls. That vendor has encountered a significant cyberattack and related computer fraud, and there have been indications that in the absence of a prompt remediation of known and unknown deficiencies, that vendor's systems may create enhanced risk for users.
The Bank does not use this system that was the subject of the cyberattack; however, the Bank uses this vendor for a wide variety of important functions, and given their progress in remediating these issues, and subject to the vendor's continued progress, we have plans to increase our reliance on this vendor and its products and services. Our Board of Directors, as well as the Bank’s Board of Directors, were briefed on this development and provided quarterly updates on the vendor's Matter Requiring Attention ("MRA") remediation efforts. At December 31, 2012, all but one of the outstanding MRA actions have been completed by the vendor. Banking regulators are assessing the effectiveness of the MRA activities. If these concerns have not been addressed effectively, the Bank could experience a number of potentially materially adverse consequences, including:

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

A failure in or breach of our security systems or infrastructure, or those of our third party vendors and other service providers, resulting from cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal smartphones, tablet PC's, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers' devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Company or our customers' confidential, proprietary and other information, or otherwise disrupt the Company's or its customers' or other third parties' business operations.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

To date we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, to continue to modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially and adversely affect our results of operations or financial condition.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that has experienced significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent years. Moreover, a significant increase in interest rates may materially and adversely affect both our loan origination volume and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

The significant concentration of real estate secured loans in our portfolio has had and may continue to have a negative impact on our asset quality and profitability.

Substantially all of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices have recently stabilized in markets in which we operate, if market values decline, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more geographically diversified.

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

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for loan losses to provide for defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. Management's estimate is the result of our continuing evaluation of specific credit risks and loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other factors that may indicate future loan losses. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our financial condition, results of operations and cash flows.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with a reservation of servicing rights.

The value our single family mortgage servicing rights (“MSRs”) changes with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family MSRs related to changes in interest rates, we actively hedge this risk with derivative financial instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family MSRs, and we could incur a net valuation loss as a result of our hedging activities. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, the volume of our MSRs has increased. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on MSRs.

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

Our real estate lending also exposes us to environmental liabilities.

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

When we sell mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our loan sale agreements require us to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may be required to repurchase such loan and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against a third party for such losses, or the remedies available to us may not be as broad as the remedies available to the purchaser of the mortgage loan against us. In addition, if there are remedies against a third party available to us, we face further risk that such third party may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces remedies against us, we may not be able to recover our losses from a third party and may be required to bear the full amount of the related loss. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

If we breach any representations and warranties or fail to follow guidelines when originating a FHA/HUD-insured loan or a VA-guaranteed loan, we may lose the insurance or guarantee on the loan and suffer losses and/or pay penalties.

We originate and purchase, sell and thereafter service single family loans that are insured by FHA/HUD or guaranteed by the VA. We certify to the FHA/HUD and the VA that the loans meet their requirements and guidelines. The FHA/HUD and VA audit loans that are insured or guaranteed under their programs, including audits of our processes and procedures as well as individual loan documentation. Violations of guidelines can result in monetary penalties or require us to provide indemnifications against loss or loans declared ineligible for their programs. In the past, monetary penalties and losses from indemnifications have not created material losses to the Bank. As a result of the housing crisis, the FHA/HUD has stepped up enforcement initiatives. In addition to regular FHA/HUD audits, HUD's Inspector General has become active in enforcing FHA regulations with respect to individual loans and has partnered with the Department of Justice ("DOJ") in filing lawsuits against lenders for systemic violations. The penalties resulting from such lawsuits can be much more severe, since systemic violations can be applied to groups of loans and penalties may be subject to treble damages. The DOJ has used the Federal False Claims Act in prosecuting these lawsuits. Because of our significant origination of FHA/HUD insured and VA guaranteed loans, if the DOJ were to find potential violations by the Bank, we could be subject to material monetary penalties and/or losses, and may even be subject to lawsuits alleging systemic violations which could result in treble damages.

We may face risk of loss if we purchase loans from a seller that fails to satisfy its indemnification obligations.

We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breach such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so. Currently, we only purchase loans from Windermere Mortgage Services Series LLC, an affiliated business arrangement with certain Windermere real estate brokerage franchise owners.

The proposed restructuring of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could negatively affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily DUS program. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. None of these proposals have yet been defined with any specificity, and so we cannot predict how any such initiative would impact our business. However, any restructuring of Fannie Mae and Freddie Mac that restricts their loan purchase programs may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $95.5 million at December 31, 2012. Changes in Fannie Mae's and Freddie Mac's policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

Through our wholly owned subsidiary HomeStreet Capital Corporation, we participate as a lender in the DUS program. Fannie Mae delegates responsibility for originating, underwriting and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to Fannie Mae. In the year ended December 31, 2012 we originated $112.1 million in loans through the DUS program.

Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency. On February 11, 2011, the Obama administration presented Congress with a report titled “Reforming America's Housing Finance Market, A Report to Congress,” outlining its proposals for reforming America's housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market. In August 2012, the Treasury Department entered into amendments to its senior preferred stock purchase agreements with each of Fannie Mae and Freddie Mac that require those agencies to reduce the amount of mortgage assets they hold, setting a cap of $650 billion for December 31, 2012 and requiring a decrease of at least 15% per year for each year thereafter, to a minimum of $250 billion, as a step toward winding down those agencies. We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

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

A significant portion of our residential mortgage origination volume is derived from FHA and VA lending programs. FHA loan limits increased from $506,000 to $567,500 effective November 2011 in our primary markets in King, Pierce and Snohomish Counties, substantially above the limit of $417,000 that existed prior to February 2009. FHA loan limits also increased for other markets in which we operate. The FHA mutual mortgage insurance premiums changed in June 2012, with the premium collected at closing or financed in the loan amount increasing from 1.00% to 1.75%, while the annual premium increased from 1.15% to 1.25%. As a result, conventional financing has become more affordable and more attractive relative to FHA financing for high loan-to-value borrowers who can afford the 5.0% minimum down payment required for conventional loans.

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

Our securities portfolio includes securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and other securities that are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders' equity until realized upon sale. As a result, future interest rate fluctuations may impact shareholders' equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period. In addition, as a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. Our FHLB stock is carried at cost and is subject to recoverability testing under applicable accounting standards. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings. The FHLB is currently subject to a Consent Order issued by its primary regulator, the Federal Housing Finance Agency.

We are subject to extensive regulation that has restricted and could further restrict our activities, including capital distributions, and impose financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the WDFI and the Federal Reserve, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations to which we are subject are evolving and change frequently. Changes to those laws, rules and regulations are also sometimes retroactively applied. Furthermore, the on-site examination cycle for an institution in our circumstances is frequent and extensive. Examination findings by the regulatory agencies may result in adverse consequences to the Company or the Bank. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit premiums assessed and require us to increase our allowance for loan losses.

New legislation, case law or regulatory action regarding foreclosures, forced mortgage principal reduction, or bankruptcy laws may negatively impact our business.

Recently, new legislation, case law and regulations have been proposed and enacted, and courts have issued decisions in recent cases carrying precedential weight in areas we conduct business which, among other things, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings and could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process. Congress and various regulatory authorities have proposed programs that would require a reduction in principal balances of “underwater” residential mortgages, which if implemented would tend to reduce loan servicing income and which might adversely affect the carrying values of portfolio loans. These legislative and regulatory proposals generally have focused primarily, if not exclusively, on residential mortgage origination, but we cannot offer assurances as to which, if any, of these initiatives may be adopted or, if adopted, to what extent they would affect our business. Any such initiatives may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

In addition, recent court cases in Oregon and Washington have challenged whether Mortgage Electronic Registration Systems, Inc. (“MERS”) meets the statutory definition of deed of trust beneficiary under applicable state laws. Based on decisions handed down by courts in Oregon, we and other servicers of MERS related loans have elected to foreclose through judicial procedures in Oregon, resulting in increased foreclosure costs, longer foreclosure timelines and additional delays. If the Oregon case law is upheld on appeal, and/or if the Washington courts issue a similar decision in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies and adversely affect our cost of doing business and results of operations.

We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision - Regulation and Supervision of HomeStreet Bank” in Item 1 of this Form 10-K.

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

Some of these changes are effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions, not all of which have been completed, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. See “Regulation and Supervision” in Item 1 of this Form 10-K.

We will be subject to more stringent capital requirements.

On June 12, 2012, the U.S. federal banking regulators (including the Federal Reserve and FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”), a substantial portion of which would apply to the Bank and the Company. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as “Basel III.”

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

Our operations could be interrupted if our third-party service and technology providers experience difficulty, terminate their services or fail to comply with banking regulations

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service and technology providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted and our operating expenses may be materially increased. If an interruption were to continue for a significant period of time, our business financial condition and results of operations could be materially adversely affected.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory” or “unfair and deceptive practices.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws create the potential for liability with respect to our lending, servicing, loan investment and deposit taking activities. They increase our cost of doing business, and ultimately may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

We lease principal offices, which are located in office space in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This office lease provides sufficient space to conduct the management of our business. In addition, we currently lease space for all 46 of our office locations. Our branches include separate lending and retail banking facilities, as well as combined facilities, primarily located in Washington, Oregon, Idaho and Hawaii.

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

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Capital Market on February 10, 2012 under the symbol “HMST.” Prior to that date, our common stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low (other than our initial public offering price of $11.00 per share) reported sales prices per share of the common stock as reported on the NASDAQ Global Select Market, our principal trading market (as adjusted to reflect the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012).

	High	Low
For the year ended December 31, 2012
First quarter ended March 31	$14.99	$11.33
Second quarter ended June 30	$17.77	$13.30
Third quarter ended September 30	$19.75	$15.39
Fourth quarter ended December 31	$26.97	$18.55

As of February 28, 2013, there were 153 shareholders of record of our common stock.

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

The Company is currently subject to a cease and desist order from the Federal Reserve that prohibits us from declaring, making or paying any dividends on our common stock without the prior written consent of the Federal Reserve. See “Regulation and Supervision — Company Order” for information on that regulatory restriction. Washington law also imposes certain restrictions on the ability of the Company to pay dividends. See “Regulation and Supervision — Regulation of the Company — Dividend Policy.”

Our outstanding TruPS also restrict the payment of dividends to the Company's shareholders under the terms of their indentures. We have issued $61.9 million in junior subordinated debentures in connection with the sale of TruPS by the HomeStreet Statutory Trusts. The related indenture agreements, guarantees and declarations of trust for each statutory trust prohibit us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (1) an event of default has occurred or is occurring under such debentures (2) we are in default with respect to payment of any obligations under such guarantee or (3) we have deferred payment of interest on the outstanding junior subordinated debentures, which deferral of interest is permitted by the terms of the indentures from time to time for up to five years. We had deferred payment of interest on all of the junior subordinated debentures for each quarter since December 15, 2008. However, on March 12, 2013, the Federal Reserve granted our request to pay all interest previously deferred, which we subsequently paid (along with current interest due) on March 15, 2013.

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

Sales of Unregistered Securities

Not applicable.

Stock Repurchases in the Fourth Quarter

Not applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012, including the 2010 Equity Incentive Plan, the 2011 HomeStreet, Inc. Equity Compensation Plan for Non-Employee Directors and the retention grants made in 2010 outside of the 2010 Equity Incentive Plan but subject to the terms and conditions of that plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plans approved by shareholders	631,366	(1)	$12.22	275,838	(2)(3)(4)
Plans not approved by shareholders (5)	418,000		$0.77	N/A
Total	1,049,366		$7.66	275,838

(1)	Consists of option grants awarded pursuant to the 2010 Equity Incentive Plan.

(2)
Consists of 112,370 shares remaining under the 2010 Equity Incentive Plan and 163,468 shares remaining under the 2011 HomeStreet, Inc. Equity Compensation Plan for Non-Employee Directors. (the "2011 Plan"). In 2012, the Company awarded 4,532 shares under the 2011 Plan, out of a total of 168,000 shares available for issuance under the 2011 Plan.

(3)
The 2010 Equity Incentive Plan was passed by shareholders in January 2010 but did not become effective until the completion of our initial public offering in February 2012. Following our initial public offering, the number of shares available for issuance under the 2010 Equity Incentive Plan, giving effect to our 2-for-1 forward stock splits in March 2012 and November 2012, was 1,412,712. This amount was established by our Board of Directors, which determined that it will not issue equity grants under the 2010 Equity Incentive Plan in an amount that would cause the combined amount of awards granted pursuant to the 2010 Equity Incentive Plan and the 2010 retention equity awards to exceed 10% of the number of shares outstanding immediately following the closing of our initial public offering.

(4)	During 2012, the Company awarded 223,974 restricted stock awards, of which 188,143 have vested, and 1,402 performance stock awards, all of which have vested, under the 2010 Equity Incentive Plan.

(5)	Consists of retention equity awards granted in 2010 outside of the 2010 Equity Incentive Plan but subject to its terms and conditions.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of HomeStreet, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from February 10, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2012 of the cumulative total return for our common stock, the KBW Bank Index (BKX) and the Russell 2000 (RUT) Index. The graph assumes that $100 was invested at the market close on February 10, 2012 in the common stock of HomeStreet, Inc., the KBW Bank Index and the Russell 2000 Index and data for the KBW Bank Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

250
200
150
100
50
0
2/10/2012
3/10/2012
4/10/2012
5/10/2012
6/10/2012
7/10/2012
8/10/2012
9/10/2012
10/10/2012
11/10/2012
12/10/2012
HomeStreet, Inc.
KBW Bank Index
Russell 2000

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2012	2011	2010	2009	2008
Income statement data (for the period ended):
Net interest income	$60,743	$48,494	$39,276	$31,502	$75,885
Provision for loan losses	11,500	3,300	37,300	153,515	34,411
Noninterest income	237,534	97,205	90,474	59,230	40,346
Noninterest expense	183,105	126,494	126,000	94,448	70,189
Net income (loss) before taxes	103,672	15,905	(33,550)	(157,231)	11,631
Income tax expense (benefit)	21,546	(214)	697	(46,955)	3,202
Net income (loss)	$82,126	$16,119	$(34,247)	$(110,276)	$8,429
Basic earnings (loss) per common share(1)	$6.17	$2.98	$(6.34)	$(20.41)	$1.56
Diluted earnings (loss) per common share (1)	$5.98	$2.80	$(6.34)	$(20.41)	$1.56
Common shares outstanding (1)	14,382,638	5,403,498	5,403,498	5,403,498	5,403,498
Weighted average common shares:
Basic	13,312,939	5,403,498	5,403,498	5,403,498	5,394,596
Diluted	13,739,398	5,748,342	5,403,498	5,403,498	5,401,430
Shareholders' equity per share	$18.34	$15.99	$10.88	$17.01	$38.14
Dividends per share	$—	$—	$—	$—	$0.23
Financial position (at year end):
Cash and cash equivalents	$25,285	$263,302	$72,639	$217,103	$270,577
Investment securities available for sale	416,329	329,047	313,513	657,840	56,337
Loans held for sale (2)	620,799	150,409	212,602	57,046	48,636
Loans held for investment, net	1,308,974	1,300,873	1,538,521	1,964,994	2,425,887
Mortgage servicing rights (2)	95,493	77,281	87,232	78,372	57,699
Other real estate owned	23,941	38,572	170,455	107,782	20,905
Total assets	2,631,230	2,264,957	2,485,697	3,209,536	2,958,911
Deposits	1,976,835	2,009,755	2,129,742	2,332,333	1,911,311
FHLB advances	259,090	57,919	165,869	677,840	705,764
Equity	$263,762	$86,407	$58,789	$91,896	$206,103

		At or for the Year Ended December 31,
(dollars in thousands, except share data)	2012	2011	2010	2009	2008
Financial position (averages):
Investment securities available for sale	$410,819	$306,813	$457,930	$372,320	$119,720
Loans held for investment	1,303,010	1,477,976	1,868,035	2,307,215	2,519,811
Total interest earning assets	2,166,827	2,069,858	2,642,693	3,056,755	2,762,723
Total interest bearing deposits	1,644,859	1,814,464	2,071,237	2,012,971	1,557,533
FHLB advances	93,325	93,755	382,083	685,715	734,989
Total interest bearing liabilities	1,817,847	1,970,725	2,522,767	2,776,163	2,485,786
Shareholders’ equity	$209,629	$68,537	$89,267	$160,145	$203,358
Financial performance:
Return on average common shareholders' equity (3)	39.18%	23.52%	(38.00)%	(68.86)%	4.14%
Return on average assets	3.43%	0.70%	(1.19)%	(3.47)%	0.29%
Net interest margin (4)	2.89%	2.36%	1.50%	1.04%	2.78%
Efficiency ratio (5)	61.39%	86.82%	97.24%	104.10%	60.39%
Operating efficiency ratio (7)	58.01%	66.04%	73.56%	92.55%	59.06%
Credit quality:
Allowance for credit losses	$27,751	$42,800	$64,566	$110,422	$58,587
Allowance for credit losses/total loans	2.07%	3.18%	4.02%	5.32%	2.36%
Allowance for loan losses/nonaccrual loans	92.20%	55.81%	56.69%	29.25%	77.72%
Total nonaccrual loans (6)	$29,892	$76,484	$113,210	$374,218	$75,385
Nonaccrual loans/total loans	2.23%	5.69%	7.06%	18.04%	3.03%
Other real estate owned	$23,941	$38,572	$170,455	$107,782	$20,905
Total nonperforming assets	$53,833	$115,056	$283,665	$482,000	$96,290
Nonperforming assets/total assets	2.05%	5.08%	11.41%	15.02%	3.25%
Net charge-offs	$26,549	$25,066	$83,156	$101,680	$14,628
Regulatory capital ratios for the bank:
Tier 1 leverage capital (to average assets)	11.78%	6.04%	4.52%	4.53%	8.70%
Tier 1 risk-based capital (to risk-weighted assets)	18.05%	9.88%	6.88%	7.19%	10.53%
Total risk-based capital (to risk-weighted assets)	19.31%	11.15%	8.16%	8.50%	11.79%
SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$8,870,688	$6,885,285	$6,343,158	$5,820,946	$4,695,804
Multifamily	727,118	758,535	776,671	810,910	822,512
Other	53,235	56,785	58,765	69,839	74,230
Total loans serviced for others	$9,651,041	$7,700,605	$7,178,594	$6,701,695	$5,592,546
Loan origination activity:
Single family	$4,901,459	$1,721,264	$2,069,144	$2,727,457	$1,735,897
Other	255,049	150,401	120,058	124,433	817,438
Total loan origination activity	$5,156,508	$1,871,665	$2,189,202	$2,851,890	$2,553,335

(1)
Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012 , as well as the 1-for-2.5 reverse stock split effective July 19, 2011.

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

(7)
We include an operating efficiency ratio that is not calculated based on accounting principles generally accepted in the United States (“GAAP”), but which we believe provides important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less costs related to OREO (gains (losses) on sales, valuation allowance adjustments, and maintenance and taxes) by total revenue (net interest income and noninterest income). Management uses this non-GAAP measurement as part of its assessment of performance in managing noninterest expense. We believe that costs related to OREO are more appropriately considered as credit-related costs rather than as an indication of our operating efficiency. The follow table provides a reconciliation of non-GAAP to GAAP measurement.

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Efficiency ratio	61.39%	86.82%	97.24%	104.10%	60.39%
Less impact of OREO expenses	3.38%	20.78%	23.68%	11.55%	1.33%
Operating efficiency ratio	58.01%	66.04%	73.56%	92.55%	59.06%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this annual report on Form 10-K.

Management’s Overview of 2012 Financial Performance

We are a 91-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses primarily in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and retail and commercial banking operations. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered savings bank that provides residential and commercial loans, deposit products and services, non-deposit investment products, and cash management services. HomeStreet Bank's primary loan products include single family residential mortgages, loans secured by commercial real estate, loans for residential and commercial real estate construction, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®) (DUS® is a registered trademark of Fannie Mae.) in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance, we provide insurance products and services for consumers and businesses. We additionally offer single family home loans through our partial ownership in an affiliated business arrangement known as Windermere Mortgage Services Series LLC (“WMS LLC”).

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

At December 31, 2012, we had total assets of $2.63 billion, net loans held for investment of $1.31 billion, deposits of $1.98 billion and shareholders’ equity of $263.8 million. At December 31, 2011, we had total assets of $2.26 billion, net loans held for investment of $1.30 billion, deposits of $2.01 billion and shareholders' equity of $86.4 million.

Our reported net income of $82.1 million for the year ended 2012 marked a significant increase in profitability, reflecting our success in growing our mortgage lending business and our commercial and consumer businesses. As discussed below, during 2012 we improved or expanded major components of our business, including recapitalizing the Company; upgrading the Bank's regulatory standing; expanding our mortgage origination capacity and market share; improving the quality of our deposits; bolstering our processing, compliance and risk management capabilities; and achieving significantly improved results of operations.

The Board of Directors twice approved 2-for-1 forward splits of the Company's common stock that were effective on March 6, 2012 and November 5, 2012, respectively. Shares outstanding and per share information have been adjusted to reflect the stock splits.

Financial Performance

For 2012, we achieved record net income of $82.1 million, or $5.98 per diluted share, compared to $16.1 million, or $2.80 per share, for 2011. Return on average equity was 39.18% for 2012, compared to 23.52% for 2011, while the return on average assets was 3.43% for 2012, compared to 0.70% for 2011.

Our record net income in 2012 resulted from a $152.6 million increase in net revenue compared to 2011. Our strong revenue growth in 2012 mostly reflected the significant growth in mortgage loan origination and sale activities driven by high mortgage production volume and strong secondary market profit margins that persisted throughout 2012. We also continued to expand our mortgage production capacity by increasing our mortgage origination and support personnel by 146% during the year.

Net interest income, on a tax equivalent basis, was $62.6 million in 2012, an increase of $13.8 million, or 28.2%, compared to net interest income of $48.8 million in 2011. Our net interest margin for 2012 improved to 2.89% from 2.36% for 2011. The improvement in our net interest income and net interest margin in large part reflects the execution of our deposit product and pricing strategy, as growth in transaction and savings account balances more than offset maturities of higher yielding certificates of deposit. Additionally, higher average balances of loans held for sale from increased loan production and higher average balances of investment securities from the use of proceeds from our initial public offering increased our average balances of interest earning assets in 2012.

Provision for credit losses was $11.5 million in 2012, compared to $3.3 million in 2011. Asset quality trends improved during the year as nonaccrual loans declined to $29.9 million at December 31, 2012, a decrease of $46.6 million, or 60.9%, from $76.5 million at December 31, 2011. Loan delinquencies also decreased, with total loans past due decreasing to 6.58% of loans held for investment at December 31, 2012, compared to 10.38% at December 31, 2011. Overall, the allowance for credit losses decreased to $27.8 million, or 2.07% of loans held for investment at December 31, 2012, down from $42.8 million, or 3.18% of total loans held for investment at December 31, 2011.

Noninterest income was $237.5 million in 2012, an increase of $140.3 million, or 144%, from $97.2 million in 2011. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The increase in noninterest income is predominantly due to higher net gain on mortgage loan origination and sale activities, which totaled $210.2 million in 2012 compared to $48.5 million in 2011, an increase of $161.7 million, or 334%, year-over-year. This income was partially offset by a $21.9 million decrease in mortgage servicing income in 2012 compared to prior year, primarily due to mortgage servicing rights ("MSRs") risk management results.

Noninterest expense was $183.1 million in 2012, an increase of $56.6 million, or 44.8%, from $126.5 million in 2011. Noninterest expense increased primarily due to salaries and related costs, which increased $66.3 million in 2012 compared to 2011, primarily higher incentive compensation, including commissions to lending personnel, driven by growth in single family closed loan production volume and increased headcount as we invested in growth and diversification. This increase was partially offset by lower other real estate owned ("OREO") expenses, which was $10.1 million in 2012, a decrease of $20.2 million from OREO expense of $30.3 million in 2011.

Income tax expense was $21.5 million in 2012 compared to an income tax benefit of $214 thousand in 2011. The Company's 2012 tax expense is based on the Company's annual effective income tax rate plus discrete benefits recognized during the year. The Company's effective tax rate for the year of 21% differs from the federal statutory rate of 35% primarily due to a $14.4 million tax benefit related to the reversal of the Company's beginning of year valuation allowance against deferred tax assets during the second quarter of 2012, tax exempt income and state income taxes in Oregon, Hawaii and Idaho.

Asset Quality

Management believes that the Company’s allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2011 as illustrated by the credit trends below.

We recorded an $11.5 million provision for credit losses in 2012 compared to $3.3 million in 2011. Net charge-offs were $26.5 million in 2012 compared to $25.1 million in 2011. The allowance for loan losses (which excludes the allowance for unfunded commitments) decreased to $27.6 million at December 31, 2012, or 2.06% of loans held for investment, compared to $42.7 million, or 3.17% of total loans held for investment, at December 31, 2011. The decrease in the allowance for loan losses since December 31, 2011 primarily reflects reductions in specific reserves from charge-offs related to the resolution of certain nonaccrual loans as they were transferred to OREO. Additionally, the overall credit quality of our loan portfolio improved during 2012 as reflected in decreased nonaccrual loans and total loan delinquencies.

Nonperforming assets decreased to $53.8 million at December 31, 2012, from $115.1 million at December 31, 2011. Nonaccrual loans declined to $29.9 million at December 31, 2012, compared to $76.5 million at December 31, 2011. Past due loans totaled $88.2 million, or 6.58% of total loans, at December 31, 2012, compared to $139.9 million, or 10.38% of total loans, at December 31, 2011. OREO balances decreased to $23.9 million at December 31, 2012, compared to $38.6 million at December 31, 2011. In April 2012, bankruptcy courts affirmed the Company’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate carrying values of $26.6 million. As a result, we charged off $11.8 million related to these two loans, transferred the estimated net recovery value of $18.8 million to OREO and subsequently sold the properties.

Expansion of Mortgage Banking Operations

During 2012, we expanded our mortgage origination capacity, accelerating our strategic plan to increase mortgage origination volume and market share by hiring 389 mortgage origination and support personnel, a significant portion of whom were previously employed in Washington and Idaho by MetLife Home Loans. This number included MetLife's former Pacific Northwest regional sales manager and its regional builder services manager, as well as regional and branch managers, loan officers and related production support staff. In 2012, we opened 15 new mortgage loan origination offices in Washington, Oregon and Idaho to accommodate the expansion of these operations.

Capital

We improved our Bank regulatory capital ratios during 2012, increasing our Tier 1 leverage and total risk-based capital ratios to 11.78% and 19.31%, compared with 6.04% and 11.15% at December 31, 2011, respectively. This improvement reflects the completion of our initial public offering of common stock as well as our earnings in 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.

We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate. For a further description of our accounting policies, see Note 1–Summary of Significant Accounting Policies in the financial statement to this Form 10-K.

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

We employ a disciplined process and methodology to establish our allowance for loan losses that has two basic components: first, an asset-specific component involving the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a formula-based component for estimating probable principal losses for all other loans.

An asset-specific allowance for impaired loans is established based on the amount of impairment calculated on those loans and charging off amounts determined to be uncollectable. A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected substantially in accordance with the terms of the loan agreement. Factors we consider in determining whether a loan is impaired include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan is identified as impaired, impairment is measured as the difference between the recorded investment in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the loan’s observable market price. For impaired collateral-dependent loans, impairment is measured as the difference between the recorded investment in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of impaired collateral-dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house appraisers, which generally are updated every six months. We require an independent third-party appraisal at least annually for substandard loans and other real estate owned ("OREO"). Once a third-party appraisal is six months old, or if our chief appraiser determines that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, we perform an internal collateral valuation to assess whether a change in collateral value requires an additional adjustment to carrying value. A collateral valuation is a restricted-use report prepared by our internal appraisal staff in accordance with our appraisal policy. Upon the receipt of an updated appraisal or collateral valuation, loan impairments are remeasured and recorded. If the calculated impairment is determined to be permanent, fixed or nonrecoverable, the impairment will be charged off. Loans designated as impaired are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status. See "Credit Risk Management – Asset Quality and Nonperforming Assets” discussions within Management's Discussion and Analysis of this Form 10-K.

In estimating the formula-based component of the allowance for loan losses, loans are segregated into homogeneous loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and asset quality rating ("AQR") or delinquency bucket. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets using one-year analysis periods, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

The formula-based component of the allowance for loan losses also considers qualitative factors for each loan class, including the following changes in:

•	lending policies and procedures;

•	international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets;

•	the nature of the loan portfolio, including the terms of the loans;

•	the experience, ability and depth of the lending management and other relevant staff;

•	the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans;

•	the quality of our loan review and process;

•	the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

Additionally, our credit administration department continually monitors conditions that affect the carrying values of our collateral, including local and regional economic factors as well as asset-specific factors such as tax values, comparable sales and other factors that affect or suggest changes in the actual collateral values. They also monitor and adjust for changes in comparable sales or competing projects, changes in zoning or entitlement status, changes in occupancy rates for income properties and similar factors. If we deem such factors to be significant, we generally perform an internal collateral valuation or will order an independent appraisal sooner than required under our appraisal policy.

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

The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on fair value measurements, see Note 5–Loans and Credit Quality in the notes to the financial statements of this Form 10-K.

Fair Value of Financial Instruments, Single Family MSRs and OREO

A portion of our assets are carried at fair value, including mortgage servicing rights, single family loans held for sale, interest rate lock commitments, investment securities available for sale and derivatives used in our hedging programs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value is based on quoted market prices, when available. In certain cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate its fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where readily available. We believe our valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.

A three-level valuation hierarchy has been established under ASC 820 for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels are defined as follows:

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability for substantially the full term of the financial instrument.

•	Level 3 – Unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions of what market participants would use in pricing the asset or liability.

Significant judgment is required to determine whether certain assets and liabilities measured at fair value are included in Level 2 or Level 3. When making this judgment, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. The classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to an instrument's fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

The following is a summary of the assets and liabilities recorded at fair value on a recurring basis and where the amounts are measured using significant Level 3 inputs. The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.

	At December 31,
	2012		2011
(in millions)	Total Balance	Level 3	Total Balance	Level 3

Assets carried at fair value	$1,135.0	$109.9	$543.5	$70.2
As a percentage of total assets	43%	4%	24%	3%
Liabilities carried at fair value	$12.1	$—	$11.4	$—
As a percentage of total liabilities	1%	NM	1%	NM
NM = not meaningful

As of December 31, 2012, our Level 3 recurring fair value measurements consisted of single family MSRs and interest rate lock commitments.

On a quarterly basis, our Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Bank's Board of Directors review the significant inputs used in Level 3 measurements. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee of the Board provides oversight and approves the Company’s Asset/Liability Management Policy. We obtain an MSR valuation from an independent valuation firm at least quarterly to assist with the validation of the results and the reasonableness of the assumptions used in measuring fair value.

In addition to the recurring fair value measurements shown above, from time to time the Company may have certain nonrecurring fair value measurements. These fair value measurements usually result from the application of lower of cost or fair value accounting or impairment of individual assets. As of December 31, 2012 and 2011, the Company's Level 3 nonrecurring fair value measurements, totaling $50.8 million and $86.9 million, respectively, were based on the appraised value of collateral used as the basis for the valuation of collateral dependent loans held for investment and OREO.

Real estate valuations are overseen by our appraisal department, which is independent of our lending and credit administration functions. The appraisal department maintains the appraisal policy and recommends changes to the policy subject to approval by the Credit Committee of the Company's Board of Directors and Company's Loan Committee (the "Loan Committee"), established by the Credit Committee of the Company's Board of Directors and comprised of certain of the Company's management. Appraisals are prepared by independent third-party appraisers and our internal appraisers. Single family appraisals are generally reviewed by our single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by our appraisal department.

For further information on the fair value of financial instruments, single family MSRs and OREO, see Note 1–Summary of Significant Accounting Policies, Note 12 –Mortgage Banking Operations and Note 17–Fair Value Measurements in the notes to the financial statements of this Form 10-K.

Income Taxes

In establishing an income tax provision, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income. Our interpretations may be subject to review during examination by taxing authorities and disputes may arise over the respective tax positions. We monitor tax authorities and revise our estimates of accrued income taxes due to changes in income tax laws and their interpretation by the courts and regulatory authorities on a quarterly basis. Revisions of our estimate of accrued income taxes also may result from our own income tax planning and strategies and from the resolution of income tax controversies. Such revisions in our estimates may be material to our operating results for any given reporting period.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. For further information regarding income taxes, see Note 14–Income Taxes to the financial statements of this Form 10-K.

Results of Operations

	For the year ended December 31,
(in thousands, except per share data and ratios)	2012	2011	2010
Selected statement of operations data
Total net revenue	$298,277	$145,699	$129,750
Total noninterest expense	183,105	126,494	126,000
Provision for credit losses	11,500	3,300	37,300
Income tax expense (benefit)	21,546	(214)	697
Net income (loss)	82,126	16,119	(34,247)

Financial performance
Diluted earnings per common share	$5.98	$2.80	$(6.34)
Return on average common shareholders’ equity	39.18%	23.52%	(38.00)%
Return on average assets	3.43%	0.70%	(1.19)%
Net interest margin	2.89%	2.36%	1.50%

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	11.78%	6.04%	4.52%
Tier 1 risk-based capital (to risk-weighted assets)	18.05%	9.88%	6.88%
Total risk-based capital (to risk-weighted assets)	19.31%	11.15%	8.16%

Comparison of the year ended 2012 to the year ended 2011

For the year ended 2012, we reported record net income of $82.1 million, an increase of $66.0 million, or 409%, compared to net income of $16.1 million in 2011. The increase in net income was driven by record single family mortgage closed loan production as the Company continued to grow its mortgage origination and production capacity and strong secondary market profit margins that persisted throughout 2012.

In the fourth quarter of 2012, we identified an error in the fair value measurement of single family loans held for sale that understated the recorded amount of the loans, thereby delaying the recognition of a portion of the secondary marketing gains until the time that the loans are sold, which generally occurs in the month following loan funding.  The correction of this accounting error resulted in an increase to loans held for sale and a related increase to net gain on mortgage loan origination and sale activities in our consolidated statements of financial condition and consolidated statements of operations of $1.3 million at and for the year ended December 31, 2012, representing a correction of the cumulative effect of the error for prior years, which was deemed immaterial.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, for years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012			2011
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$94,478	$231	0.24%	$159,031	$465	0.29%
Investment securities	410,819	11,064	2.69	306,813	7,083	2.31
Loans held for sale	358,520	12,713	3.54	126,038	5,602	4.44
Loans held for investment	1,303,010	58,490	4.49	1,477,976	66,342	4.49
Total interest-earning assets	2,166,827	82,498	3.81	2,069,858	79,492	3.84
Noninterest-earning assets (2)	225,704			229,943
Total assets	$2,392,531			$2,299,801
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$151,029	498	0.33%	$129,254	575	0.44%
Savings accounts	90,246	395	0.44	57,513	335	0.58
Money market accounts	613,546	3,243	0.53	450,362	3,018	0.67
Certificate accounts	790,038	12,605	1.60	1,177,335	20,887	1.77
Deposits	1,644,859	16,741	1.02	1,814,464	24,815	1.37
FHLB advances	93,325	1,788	1.91	93,755	3,821	4.08
Securities sold under agreements to repurchase	17,806	70	0.39	—	—	—
Long-term debt	61,857	1,333	2.16	62,506	2,046	3.27
Other borrowings	—	16	—	—	16	—
Total interest-bearing liabilities	1,817,847	19,948	1.10	1,970,725	30,698	1.56
Other noninterest-bearing liabilities	365,055			260,539
Total liabilities	2,182,902			2,231,264
Shareholders' equity	209,629			68,537
Total liabilities and shareholders’ equity	$2,392,531			$2,299,801
Net interest income (3)		$62,550			$48,794
Net interest spread			2.71%			2.28%
Impact of noninterest-bearing sources			0.18%			0.08%
Net interest margin			2.89%			2.36%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.8 million and $300 thousand for the years ended 2012 and 2011, respectively. The estimated federal statutory tax rate was 36% for the periods presented.

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized at the time the loan is removed from nonaccrual status. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $1.1 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2012 vs. 2011
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume
Assets:
Interest-earning assets:
Cash & cash equivalents	$(67)	$(167)	$(234)
Investment securities	1,312	2,669	3,981
Loans held for sale	(1,339)	8,450	7,111
Total loans held for investment	2	(7,854)	(7,852)
Total interest-earning assets	(92)	3,098	3,006
Liabilities:
Deposits:
Interest-bearing demand accounts	(164)	87	(77)
Savings accounts	(98)	158	60
Money market accounts	(723)	948	225
Certificate accounts	(1,941)	(6,341)	(8,282)
Total interest-bearing deposits	(2,926)	(5,148)	(8,074)
FHLB advances	(2,015)	(18)	(2,033)
Securities sold under agreements to repurchase	—	70	70
Long-term debt	(692)	(21)	(713)
Total interest-bearing liabilities	(5,633)	(5,117)	(10,750)
Total changes in net interest income	$5,541	$8,215	$13,756

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

Net interest income on a tax equivalent basis was $62.6 million for the year ended December 31, 2012, an increase of $13.8 million, or 28.2%, from $48.8 million for the year ended December 31, 2011. During 2012, total interest income increased $3.0 million from 2011, while total interest expense declined $10.8 million from 2011. The net interest margin for the year ended December 31, 2012 improved to 2.89% from 2.36% in 2011. Total average interest-earning assets increased in 2012 as higher mortgage production volumes resulted in a higher average balance of loans held for sale, partially offset by a decrease in cash and cash equivalents which was used to fund loans held for sale production. Average balances of investment securities increased primarily as a result of the investment of proceeds from our initial public offering. Total average interest-bearing deposit balances declined from 2011, mostly reflecting our deposit and pricing strategy, resulting in a managed reduction of higher-cost certificates of deposit and replacement with transaction and savings deposits.

Total interest income on a tax equivalent basis of $82.5 million in 2012 increased $3.0 million, or 3.8%, from $79.5 million in 2011, primarily driven by increased average interest-earning assets. Our average balance of loans held for sale increased by $232.5 million, or 184%, due primarily to our increased closed loan volume during 2012. The increase in interest income also reflects a higher average balance of investment securities, which increased $104.0 million, or 33.9%, in 2012 from 2011. We invested proceeds from the sale of loans and our initial public offering in investment securities with a shift towards higher-yielding municipal securities, resulting in an increase in yield on investment securities of 38 basis points. These increases were partially offset by a decrease in the average balance of loans held for investment, which decreased $175.0 million, or 11.8%, compared to 2011 and a lower yield on average loans held for sale, which decreased 90 basis points as mortgage interest rates declined during 2012.

Total interest expense of $19.9 million in 2012 decreased $10.8 million, or 35.0%, from $30.7 million in 2011. This decrease was primarily due to a $387.3 million, or 32.9%, decline in the average balance of higher-yielding certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits as we expand our deposit and lending branch network. Also contributing to the decrease in interest expense was the restructuring of FHLB advances, prepaying certain long-term advances and using short-term FHLB advances to meet short-term mortgage origination and sales funding needs, which contributed to a 217 basis point decline in interest cost on FHLB advances.

Provision for Loan Losses

Our loan loss provision expense for 2012 was $11.5 million compared to $3.3 million for 2011. Asset quality trends continue to improve as our nonperforming assets ("NPAs") of $53.8 million at December 31, 2012 declined from $115.1 million at December 31, 2011. Nonaccrual loans of $29.9 million at December 31, 2012 declined $46.6 million, or 60.9%, from $76.5 million at December 31, 2011.

Net charge-offs of $26.5 million for 2012 were up $1.5 million from net charge-offs of $25.1 million for 2011. Net charge-offs during 2012 included an $11.8 million charge-off related to the settlement of collection litigation and resolution of certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis in this Form 10-K.

Noninterest Income

Noninterest income was $237.5 million for the year ended December 31, 2012, an increase of $140.3 million, or 144%, from 2011. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. Noninterest income in 2012 benefited from increased single family loan production, as borrowers continued to take advantage of historically low mortgage interest rates, and the expansion of our mortgage lending operations. Our single family mortgage banking closed loan originations designated for sale increased to $4.67 billion in 2012 from $1.70 billion in 2011 as we continue to grow our mortgage origination and production capacity and increased our mortgage lending and support personnel by 146% during 2012. The increase in noninterest income, predominantly due to higher net gain on mortgage loan origination and sale activities, is detailed in the tables below.

Noninterest income consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011
Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$210,209	$48,467	$161,742	334%
Mortgage servicing income	16,121	38,056	(21,935)	(58)
Income from Windermere Mortgage Services Series LLC	4,264	2,119	2,145	101
Gain (loss) on debt extinguishment	(939)	2,000	(2,939)	(147)
Depositor and other retail banking fees	3,062	3,061	1	—
Insurance commissions	743	910	(167)	(18)
Gain on securities available for sale	1,490	1,102	388	35
Other	2,584	1,490	1,094	73
Total noninterest income	$237,534	$97,205	$140,329	144%
 (1) Single family and multifamily originations.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011
Secondary market gains (1)	$131,658	$5,835	$125,823	NM
Provision for repurchase losses (2)	(2,969)	(764)	(2,205)	289%
Net gain from secondary marketing activities	128,689	5,071	123,618	NM
Mortgage servicing rights originated	51,838	31,450	20,388	65
Loan origination and funding fees	29,682	11,946	17,736	148
Net gain on mortgage loan origination and sale activities	$210,209	$48,467	$161,742	334%
NM=Not meaningful

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

Net gain on mortgage loan origination and sale activities was $210.2 million in 2012, an increase of $161.7 million, or 334%, from $48.5 million in 2011. This increase predominantly reflects increased single family loan production, as borrowers continued to take advantage of historically low mortgage interest rates, and the expansion of our mortgage lending operations as we added approximately 389 mortgage origination and support personnel during 2012.

Single family production volumes of loans designated for sale consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011
Production volumes:
Single family mortgage closed loan volume (1)	$4,668,167	$1,701,608	$2,966,559	174%
Single family mortgage interest rate lock commitments	$4,786,667	$1,772,617	$3,014,050	170%

(1)	Represents single family mortgage originations designated for sale during each respective period.

During 2012, single family closed loan production increased 174% and single family interest rate lock commitments increased 170% from 2011. Our mortgage loan origination and sale revenue growth reflected our expansion of mortgage loan origination capacity and strong demand for both purchase and refinance mortgage loans in our markets, including refinances through the federal government's expanded Home Affordable Refinance Program, primarily driven by record low mortgage interest rates. Also contributing to the improvement in net gain on mortgage loan origination and sale activities was an increase in gross revenue per loan that persisted throughout 2012. We continue to experience historically high margins as a result of a combination of historically low mortgage interest rates, which increased demand for mortgage loan products, coupled with capacity constraints of mortgage loan providers to process the elevated demand, resulting from industry consolidation and other factors.

The Company records a provision for repurchase losses as a reduction to net gain on mortgage loan origination and sale activities, which was $3.0 million for 2012, compared to $0.8 million in 2011. For further information on the Company's mortgage repurchase liability, see Note 13, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.

Mortgage servicing income consisted of the following:

	Year Ended December 31,						Dollar Change	Percentage Change
	2012			2011
(in thousands)	Single family	Multifamily	Total	Single family	Multifamily	Total	Total	Total
Servicing income, net:
Servicing fees and other	$24,437	$3,396	$27,833	$21,867	$4,258	$26,125	$1,708	7%
Changes in fair value of MSRs due to modeled amortization (1)	(20,662)	n/a	(20,662)	(14,421)	n/a	(14,421)	(6,241)	43
Amortization	n/a	(2,014)	(2,014)	n/a	(1,487)	(1,487)	(527)	35
	3,775	1,382	5,157	7,446	2,771	10,217	(5,060)	(50)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(11,018)	n/a	(11,018)	(25,579)	n/a	(25,579)	14,561	(57)
Net gain from derivatives economically hedging MSRs	21,982	n/a	21,982	53,418	n/a	53,418	(31,436)	(59)
	10,964	—	10,964	27,839	—	27,839	(16,875)	(61)
Mortgage servicing income	$14,739	$1,382	$16,121	$35,285	$2,771	$38,056	$(21,935)	(58)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

For the year ended December 31, 2012, mortgage servicing income of $16.1 million decreased $21.9 million from $38.1 million in 2011. This decrease was primarily due to MSR risk management results, which represents changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.  The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of the MSR risk management activities in 2012 was a gain of $11.0 million compared to a gain of $27.8 million in 2011. The lower gain in 2012 largely reflects a reduction in sensitivity to interest rates for the Company's MSRs, which has enabled the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from derivatives economically hedging MSRs, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2012 reflect the impact in the fair value of MSRs due to changes in model inputs and assumptions related to factors other than interest rate changes, which are not within the scope of the Company's MSR hedging strategy. Such factors included changes to the FHA streamlined refinance program and higher expected home values, both of which generally lead to higher projected prepayment speeds, and resulted in a decline in income from MSR risk management activities in 2012. The significant net gain from MSR risk management activities in 2011 resulted from a substantial widening of mortgage interest rates versus swap interest rates and lower realized prepayments.

Mortgage servicing fees collected in 2012 were $27.8 million, an increase of $1.7 million, or 6.5%, from $26.1 million in 2011. Our loans serviced for others portfolio increased to $9.65 billion at December 31, 2012 from $7.70 billion at December 31, 2011.

Income from Windermere Mortgage Services Series LLC increased in 2012 to $4.3 million from $2.1 million in 2011. The increase was primarily due to an increase in closed loan volume and interest rate lock commitments, which were $932.4 million and $825.8 million, respectively, compared to $541.4 million and $521.8 million in 2011.

Gain (loss) on debt extinguishment recorded in 2012 was a loss of $939 thousand, which represents a prepayment fee for the early retirement of $25.5 million of long-term FHLB advances. The Company expects this prepayment to result in reduced interest expense in future periods as we continue to replace high-cost, long-term FHLB advances with other lower-cost, short-term borrowings. During 2011, we recorded a gain on debt extinguishment of $2.0 million upon the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

Insurance commissions decreased to $743 thousand from $910 thousand in 2011. This decrease in commissions resulted from decreased annuity sales.

Gain on securities available for sale was $1.5 million in 2012 compared to $1.1 million in 2011. The gain in 2012 was the outcome of rebalancing and ongoing maintenance of the portfolio.

Other income was $2.6 million in 2012, up from $1.5 million in 2011 primarily due to an increase in investment services activities.

Noninterest Expense

Noninterest expense was $183.1 million in 2012, an increase of $56.6 million, or 44.8%, from $126.5 million in 2011. Noninterest expense increased primarily due to an increase in salaries and related costs of $66.3 million, reflecting higher commissions and incentives paid as loan production increased in 2012, and an increase in the number of employees as we expanded our mortgage production and support personnel and community banking business. Lower OREO expenses partially offset these increases in noninterest expense as valuation losses related to OREO decreased in 2012.

Noninterest expense consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011
Noninterest expense
Salaries and related costs	$119,829	$53,519	$66,310	124%
General and administrative	27,352	18,490	8,862	48
Legal	1,796	3,360	(1,564)	(47)
Consulting	3,037	2,644	393	15
Federal Deposit Insurance Corporation assessments	3,554	5,534	(1,980)	(36)
Occupancy	8,585	6,764	1,821	27
Information services	8,867	5,902	2,965	50
Other real estate owned expense	10,085	30,281	(20,196)	(67)
Total noninterest expense	$183,105	$126,494	$56,611	45%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $119.8 million in 2012, an increase of $66.3 million, or 124%, from $53.5 million in 2011. The increase primarily resulted from a $42.0 million increase in commissions and incentives paid reflecting strong growth in closed mortgage loan volume, and a $20.6 million increase in base salaries and other payroll related costs as we increased our personnel to support our growing mortgage lending business as well as our commercial and consumer businesses. As of December 31, 2012, we increased full-time equivalent employees by 79% from December 31, 2011.

General and administrative expense was $27.4 million in 2012, an increase of $8.9 million, or 47.9%, from $18.5 million in 2011. Included in this line item are general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense in 2012 was primarily due to the overall growth in loan production volume and support personnel during 2012.

Legal expense was $1.8 million in 2012, a decrease of $1.6 million, or 46.5%, from $3.4 million in 2011, as legal expense associated with our efforts to resolve problem loans and OREO declined. During 2011, we recognized $600 thousand of legal expense associated with our capital raising efforts which were suspended during 2011.

FDIC assessments were $3.6 million in 2012, a decrease of $2.0 million, or 35.8%, from $5.5 million in 2011, primarily due to an improvement in the Company's risk category, which reduced our fees to 14 basis points on average assets less average tangible equity capital beginning in the second quarter of 2012 from 23 basis points in 2011.

Occupancy expense was $8.6 million in 2012, an increase of $1.8 million, or 26.9%, from $6.8 million in 2011 as we grew our mortgage banking business and consumer and commercial customer base with the opening of 15 new mortgage loan origination offices and two new retail deposit branches in 2012.

Information services expense was $8.9 million in 2012, an increase of $3.0 million, or 50.2%, from $5.9 million in 2011. This increase was primarily due to company-wide systems and tools upgrades and a 79% increase in headcount.

Other real estate owned expense was $10.1 million in 2012, a decrease of $20.2 million from $30.3 million in 2011. OREO downward valuation adjustments were $12.2 million for 2012 compared to downward valuation adjustments of $27.1 million in 2011. Valuation adjustments to OREO balances declined with the reduction in the net balance of OREO properties in 2012. Declines in property values continued to slow, mitigating the severity of losses realized. Lower balances of OREO properties also resulted in decreases in maintenance expenses.

Income Tax Expense (Benefit)

The Company's income tax expense was $21.5 million for the year ended December 31, 2012 compared to an income tax benefit of $214 thousand for the year ended December 31, 2011. The Company's annual effective income tax rate for the year of 20.8% differs from the Federal statutory tax rate of 35% primarily due to a $14.4 million tax benefit related to the reversal of the Company's beginning of year valuation allowance against deferred tax assets in the second quarter of 2012 and recurring items, such as tax exempt income, mortgage reinsurance income and state income taxes in Oregon, Hawaii and Idaho.  Our effective tax rate in 2011 differed from the Federal statutory tax rate due to a valuation allowance on deferred tax assets because of uncertainty in our ability to realize these assets in the future.

As a consequence of our initial public offering in February 2012, the Company experienced a change of control within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 may substantially limit the ability of a corporate taxpayer to use certain tax attributes such as built-in losses and net operating loss carryforwards incurred prior to the change of control against income earned after a change of control. Based on our analysis, the change of control will not result in a loss of deferred tax benefits other than a small amount related to Oregon state net operating loss carryovers.

Capital Expenditures

During 2012, our net expenditures for property and equipment were $11.4 million as we implemented our strategic initiatives such as branch expansions and the expansion of our single family mortgage lending capacity, as well as computer hardware upgrades and expansion of our corporate offices. We had no material capital expenditures in 2011.

Comparison of the year ended 2011 to the year ended 2010

For the year ended 2011, we reported net income of $16.1 million compared to a net loss of $34.2 million for 2010.

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, for years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011			2010
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Cash & cash equivalents	$159,031	$465	0.29%	$196,109	$538	0.27%
Investment securities	306,813	7,083	2.31	457,930	7,831	1.71
Loans held for sale	126,038	5,602	4.44	120,619	6,505	5.39
Loans held for investment	1,477,976	66,342	4.49	1,868,035	79,266	4.24
Total interest-earning assets	2,069,858	79,492	3.84	2,642,693	94,140	3.56
Noninterest-earning assets (2)	229,943			238,024
Total assets	$2,299,801			$2,880,717
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$129,254	575	0.44%	$110,637	686	0.62%
Savings accounts	57,513	335	0.58	54,340	479	0.88
Money market accounts	450,362	3,018	0.67	381,054	3,973	1.04
Certificate accounts	1,177,335	20,887	1.77	1,525,206	33,912	2.22
Deposits	1,814,464	24,815	1.37	2,071,237	39,050	1.89
FHLB advances	93,755	3,821	4.08	382,083	11,682	3.06
Securities sold under agreements to repurchase	—	—	—	2,521	11	0.43
Long-term debt	62,506	2,046	3.27	66,857	3,824	5.72
Other borrowings	—	16	—	69	2	3.03
Total interest-bearing liabilities	1,970,725	30,698	1.56	2,522,767	54,569	2.16
Other noninterest-bearing liabilities	260,539			268,683
Total liabilities	2,231,264			2,791,450
Shareholders' equity	68,537			89,267
Total liabilities and shareholders’ equity	$2,299,801			$2,880,717
Net interest income (3)		$48,794			$39,571
Net interest spread			2.28%			1.40%
Impact of noninterest-bearing sources			0.08%			0.10%
Net interest margin			2.36%			1.50%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $300,000 and $295,000 for the years ended 2011 and 2010, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized at the time the loan is removed from nonaccrual status. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $4.9 million and $10.1 million for the years ended December 31, 2011 and 2010, respectively.

Rate and Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities affected our interest income and interest expense, excluding interest income from nonaccrual loans. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), (3) changes attributable to changes in rate and volume (change in rate multiplied by change in volume), which were allocated in proportion to the percentage change in average volume and average rate and included in the relevant column and (4) the net change.

	Year Ended December 31,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume
Assets:
Interest-earning assets:
Cash & cash equivalents	$34	$(107)	$(73)
Investment securities	2,275	(3,023)	(748)
Loans held for sale	(1,185)	282	(903)
Total loans held for investment	4,377	(17,301)	(12,924)
Total interest-earning assets	5,501	(20,149)	(14,648)
Liabilities:
Deposits:
Interest-bearing demand accounts	(215)	104	(111)
Savings accounts	(171)	27	(144)
Money market accounts	(1,591)	636	(955)
Certificate accounts	(6,119)	(6,906)	(13,025)
Deposits	(8,096)	(6,139)	(14,235)
FHLB advances	2,991	(10,852)	(7,861)
Securities sold under agreements to repurchase	(738)	727	(11)
Long-term debt	(1,543)	(235)	(1,778)
Other borrowings	—	14	14
Total interest-bearing liabilities	(7,386)	(16,485)	(23,871)
Total changes in net interest income	$12,887	$(3,664)	$9,223

Net Interest Income

Net interest income on a tax equivalent basis increased $9.2 million, or 23.3%, from 2010 to $48.8 million for the year ended December 31, 2011. During 2011, total interest expense declined $23.9 million from 2010, which more than offset the decline in interest income of $14.6 million. Our net interest margin for the year ended December 31, 2011 improved to 2.36% from 1.50% in 2010. The improvement in our net interest income reflected balance sheet restructuring activities that began in early 2010 and continued through 2011 and included reducing the level of excess liquidity that had been established in 2008 and 2009 in response to potential liquidity risks related to the banking crisis. As we restructured the balance sheet, we improved the yield on our investment securities portfolio by shifting the composition of the investment securities portfolio to longer-term, higher-yielding assets. Total average interest-bearing deposit balances declined from 2010, mostly reflecting our deposit and pricing strategy, resulting in a managed reduction of higher-cost certificates of deposit and replacement with transaction and savings deposits. We also improved the yield on loans by establishing floors, or minimum interest rates, on our variable-rate loans upon extension, renewal or restructuring. We allowed certain loan classes to pay down or pay off as part of our regulatory capital management strategy, which also included shrinking the balance sheet.

Total interest income for 2011, on a tax equivalent basis, decreased $14.6 million, or 15.6%, to $79.5 million from $94.1 million in 2010. The primary driver of the decline in total interest income was the decline in average interest earning assets of $572.8 million, or 21.7%, compared to 2010. Our average balance of loans held for investment declined by $390.1 million, or 20.9%, while the yield on average loans held for investment increased to 4.49% from 4.24%, the net impact of which lowered interest income by $12.9 million. Also, declines in average investment securities of $151.1 million, or 33.0%, and a decline in the yield on loans held for sale balances resulted in decreases in net interest income of $3.0 million and $1.2 million, respectively. Partially offsetting these declines was an increase in yield on investment securities available for sale and average balances of loans held for sale, increasing net interest income by $2.3 million and $282 thousand, respectively. The increase in the yield on investment securities reflects the restructuring of the securities portfolio as part of our balance sheet restructuring activities.

Total interest expense in 2011 decreased $23.9 million, or 43.7%, to $30.7 million. The primary driver of the decline in total interest expense was the decline in average interest bearing liabilities by $552.0 million, or 21.9%. Of the decrease in interest expense, $13.0 million was associated with the $347.9 million, or 22.8%, decline in average certificates of deposit balances combined with a reduction in the cost of average certificates of deposit outstanding to 1.77% in 2011 from 2.22% in 2010. Through our deposit pricing strategy, during 2011 we grew all non-certificates of deposit average balance categories by $97.1 million, or 12.5%, as we continued to emphasize the growth of transaction and savings deposits.

Provision for Loan Losses

Our loan loss provision expense in 2011 was $3.3 million compared to $37.3 million in 2010. This reduction in provision expense resulted from declines in classified assets from $363.9 million as of December 31, 2010 to $188.2 million as of December 31, 2011 and declines in nonaccrual loans from $113.2 million as of December 31, 2010 to $76.5 million as of December 31, 2011 and significantly lower loan charge-offs.

Noninterest Income

Noninterest income was $97.2 million for the year ended December 31, 2011, an increase of $6.7 million, or 7.4%, from 2010. Our noninterest income is heavily dependent upon our single family mortgage banking activities. The level of our single family mortgage origination activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. Our mortgage banking closed loan origination volumes decreased to $1.70 billion from $2.04 billion in 2010; however, our revenues per loan remained at historically high levels as mortgage interest rates remained historically low and decreased to new lows in the latter half of the year, while capacity constraints of mortgage loan originators continued due to industry contraction resulting from the economic downturn, increased regulation and other factors. Noninterest income in 2011 also benefited from growth in our portfolio of loans serviced for others as well as improved results from our hedging strategy for single family MSRs.

Noninterest income consisted of the following:

	Year Ended December 31,		Dollar Change
(in thousands)	2011	2010	2011 vs. 2010
Noninterest income
Net gain on mortgage loan origination and sale activities	$48,467	$56,128	$(7,661)
Mortgage servicing income	38,056	26,226	11,830
Income from Windermere Mortgage Services Series LLC	2,119	2,162	(43)
Gain (loss) on debt extinguishment	2,000	(5,458)	7,458
Depositor and other retail banking fees	3,061	3,397	(336)
Insurance commissions	910	1,164	(254)
Gain on securities available for sale	1,102	6,016	(4,914)
Other	1,490	839	651
Total noninterest income	$97,205	$90,474	$6,731

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities was $48.5 million in 2011, a decrease of $7.7 million, or 13.6%, from $56.1 million in 2010.

Net gain on single family mortgage loan origination and sale activities decreased to $45.5 million in 2011 from $55.0 million in 2010. This $9.5 million, or 17.3%, decline was principally the result of a 16.6% decrease in the volume of single family closed loan production to $1.70 billion in 2011 from $2.04 billion in 2010. Gross revenue per loan remained consistent at relatively high levels during each of the periods. Our revenue per loan also reflected a consistent ratio of loans underwritten for and purchased by Fannie Mae and Freddie Mac (e.g., conventional loans approximated 67% of total production in 2011 and 2010) and Ginnie Mae (FHA and VA government-insured and/or guaranteed loans approximated 30% of total production in 2011 and 2010).

Net gain on multifamily mortgage loan origination and sale activities for DUS loans increased $1.9 million to $3.0 million in 2011. This increase was primarily due to increased loan originations to $125.7 million in 2011 from $55.8 million in 2010.

Mortgage servicing income consisted of the following:

	Year Ended December 31,						Dollar Change
(in thousands)	2011			2010			2011 vs. 2010
	Single family	Multifamily	Total	Single family	Multifamily	Total	Total
Servicing income, net:
Servicing fees and other	$21,867	$4,258	$26,125	$20,112	$3,167	$23,279	$2,846
Changes in fair value of MSRs due to modeled amortization (1)	(14,435)	n/a	(14,435)	(12,507)	n/a	(12,507)	(1,928)
Amortization	n/a	(1,487)	(1,487)	n/a	(1,370)	(1,370)	(117)
	7,432	2,771	10,203	7,605	1,797	9,402	801
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(25,565)	n/a	(25,565)	(8,600)	n/a	(8,600)	(16,965)
Net gain from derivatives economically hedging MSRs	53,418	n/a	53,418	25,424	n/a	25,424	27,994
	27,853	—	27,853	16,824	—	16,824	11,029
Mortgage servicing income	$35,285	$2,771	$38,056	$24,429	$1,797	$26,226	$11,830

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

For the year ended December 31, 2011, total mortgage servicing income increased $11.8 million to $38.1 million from $26.2 million in 2010. Mortgage servicing income for 2011 and 2010 included $27.9 million and $16.8 million, respectively, of valuation gains on mortgage servicing rights and hedging instruments related to risk management activities. Servicing fees and other increased $2.8 million, or 12.2%, to $26.1 million in 2011, compared to $23.3 million for 2010. Total loans serviced for others portfolio increased to $7.70 billion compared with $7.18 billion on December 31, 2010.

Our single family mortgage servicing income, exclusive of the impact of net valuation gains on mortgage servicing rights and related hedge instruments, increased $1.8 million, or 8.7%, to $21.9 million from $20.1 million in 2010. This increase is consistent with the growth of our single family loans serviced for others portfolio, which increased to $6.89 billion, or 8.5%, from year-end 2010. The weighted average servicing rate at December 31, 2011 and 2010 was approximately 35 and 33 basis points, respectively.

During 2011 and 2010 we experienced significant declines in the fair value of our MSRs, reflecting increases in estimated loan prepayments. These increases in estimated loan prepayments reflected declines in mortgage interest rates during both 2011 and

2010. To mitigate losses from changes in the fair value of our single family MSRs, we use a variety of derivative financial instruments as economic hedges, including positions in interest rate futures, options on treasury securities, forward sales commitments on mortgage-backed securities and interest rate swap contracts. In 2011 the decline in the fair value of mortgage servicing rights totaled $25.6 million, which was offset by hedging gains of $53.4 million. In 2010 the decline in the fair value of mortgage servicing rights totaled $8.6 million, which was offset by net hedging gains of $25.4 million. These changes resulted in net gains in the fair value of single family MSRs and related hedging instruments in 2011 and 2010, respectively, of $27.9 million and $16.8 million.

Income from Windermere Mortgage Services Series LLC decreased modestly in 2011 to $2.1 million from $2.2 million in 2010.

Depositor and other retail banking fees decreased slightly to $3.1 million in 2011 from $3.4 million in 2010 as certain customers opted out of overdraft protection products and limits were imposed on certain fees.

Insurance commissions decreased to $910 thousand from $1.2 million in 2010 as a result of decreased annuity sales.

Gain on securities available for sale was $1.1 million in 2011 as compared to $6.0 million in 2010. This decrease was predominantly due to the sale of $693.5 million of investment securities at a gain of $5.7 million during 2010. These securities sales were part of our balance sheet restructuring activities during 2010.

Other income was $1.5 million in 2011, up from $839 thousand in 2010 due to an increase in investment services activities as well as changes in fair value of stand-alone derivative instruments.

Noninterest Expense

Noninterest expense was $126.5 million in 2011, an increase of $494 thousand, or 0.4%, from $126.0 million in 2010, primarily due to increased salaries and benefits expenses, increased general and administrative expenses and information services expenses, partially offset by lower FDIC assessment fees and OREO expenses.

Noninterest expense consisted of the following:

	Year Ended December 31,		Dollar Change
(in thousands)	2011	2010	2011 vs. 2010
Noninterest expense
Salaries and related costs	$53,519	$49,816	$3,703
General and administrative	18,490	17,456	1,034
Legal	3,360	3,573	(213)
Consulting	2,644	2,761	(117)
Federal Deposit Insurance Corporation assessments	5,534	7,618	(2,084)
Occupancy	6,764	7,356	(592)
Information services	5,902	5,223	679
Other real estate owned	30,281	32,197	(1,916)
Total noninterest expense	$126,494	$126,000	$494

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $53.5 million in 2011, an increase of 3.7 million, or 7.4%, from $49.8 million in 2010. The increase primarily resulted from a $2.3 million increase in incentive compensation, a $1.7 million increase in base salaries and a $500 thousand increase in 401(k) plan matching contributions. Base salaries increased primarily due to an increase in the number of average full-time equivalent employees of 5.9% to 582 in 2011. During 2011 the Company reinstated incentive compensation plans for a broader group of noncommissioned employees due to the Company’s improved performance.

General and administrative expense was $18.5 million in 2011, an increase of $1.0 million, or 5.9%, from $17.5 million in 2010. Business and occupational taxes, collection and foreclosure expense, audit and tax fees and travel and entertainment increased, while business insurance, bank charges, reinsurance and deposit processing charges declined.

Legal expense was $3.4 million in 2011, a decrease of $213 thousand, or 6.0%, from $3.6 million in 2010. While legal expense associated with our efforts to resolve problem loans and OREO declined, we recognized $600 thousand of legal expense associated with our capital raising efforts which were suspended during 2011.

Consulting expense was $2.6 million in 2011, a decrease of $117 thousand, or 4.2%, from $2.8 million in 2010, including $1.8 million of expenses associated with our unsuccessful capital raising efforts during 2011.

FDIC assessments were $5.5 million in 2011, a decrease of $2.1 million, or 27.4%, from $7.6 million in 2010, primarily due to a reduction in our assessment fees from 32 basis points on average deposits in 2010 to 23 basis points on average assets less average tangible equity capital in 2011.

Occupancy expense was $6.8 million in 2011, a decrease of $592 thousand, or 8.0%, from $7.4 million in 2010 primarily due to lower lease expenses associated with the Company’s branches and corporate office.

Information services expense was $5.9 million in 2011, an increase of $679 thousand, or 13.0%, from $5.2 million in 2010. This increase was primarily due to upgrades to data systems associated with our single family mortgage banking activities.

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

Income Tax Expense (Benefit)

Income tax (benefit) expense for the years ended December 31, 2011 and 2010 was a benefit of $214 thousand and expense of $697 thousand, respectively. Our effective tax rate was 1.3% and 2.1% for the same periods. Our effective tax rates in 2011 and 2010 varied from the federal statutory rate due to valuation allowances on deferred tax assets because of uncertainty as to our ability to realize these assets in the future.

Capital Expenditures

We had no material capital expenditures in 2011 or 2010.

Review of Financial Condition – Comparison of December 31, 2012 to December 31, 2011

Total assets were $2.63 billion at December 31, 2012 and $2.26 billion at December 31, 2011. The increase in total assets was primarily due to a $470.4 million increase in loans held for sale reflecting increased single family loan origination volume as well as $86.4 million of net proceeds from the completion of our initial public offering of common stock, most of which was invested in available for sale securities at December 31, 2012.

Cash and cash equivalents was $25.3 million at December 31, 2012, compared to $263.3 million at December 31, 2011, a decrease of $238.0 million, or 90.4%. The decrease was primarily due to the funding of our loans held for sale and growth in our available for sale securities portfolio.

Investment securities available for sale was $416.3 million at December 31, 2012, compared to $329.0 million at December 31, 2011, an increase of $87.3 million, or 26.5%. The increase was primarily due to the investment of the net proceeds from our initial public offering.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We hold two securities having a face amount and a fair value of approximately $200 thousand, which are designated as held-to-maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2012		2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Mortgage-backed securities:
Residential	$62,847	$62,853	$—	$—
Commercial	13,720	14,380	13,941	14,483
Municipal bonds (1)	123,695	129,175	48,948	49,584
Collateralized mortgage obligations:
Residential	163,981	170,199	220,418	223,390
Commercial	8,983	9,043	10,081	10,070
U.S. Treasury securities	30,670	30,679	31,540	31,520
Total available for sale	$403,896	$416,329	$324,928	$329,047

(1)
Comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2012 and 2011, substantially all bonds were rated; no bonds were rated below “A.”

The following tables present the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield. Contractual maturities for mortgage backed securities and collateralized mortgage obligations were determined assuming no prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature. The weighted average yield is computed using the contractual coupon rate of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At December 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale:
Residential	$—	—	$—	—	$—	—	$62,853	2.81%	$62,853	2.81%
Commercial mortgage-backed	—	—	—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64%	113,502	4.66	129,175	4.53
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
U.S. Treasury securities	30,679	0.23%	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

	At December 31, 2011
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield
Available for sale:
Commercial mortgage-backed	$—	—	$—	—	$—	—	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—	—	—	2,450	2.95%	47,134	4.65	49,584	4.56
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	223,390	2.70	223,390	2.70
Commercial	—	—	—	—	—	—	10,070	2.06	10,070	2.06
U.S. Treasury securities	4,010	0.23%	27,510	0.24%	—	—	—	—	31,520	0.24
Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.95%	$295,077	3.02%	$329,047	2.75%

Each of the mortgage-backed securities ("MBS") and the collateralized mortgage obligations ("CMO") in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2012, the aggregate net premium associated with our MBS portfolio was $6.8 million, or 9.8%, of the aggregate unpaid principal balance, compared with $1.2 million or 9.5% at December 31, 2011. The aggregate net premium associated with our CMO portfolio as of December 31, 2012 was $7.6 million, or 4.6%, of the aggregate unpaid principal balance, compared with $10.0 million or 4.6% at December 31, 2011. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

Management monitors the portfolio of securities classified as available for sale for impairment, which may result from credit deterioration of the issuer, changes in market interest rates relative to the rate of the instrument or changes in prepayment speeds. We evaluate each investment security on a quarterly basis to assess if impairment is considered other than temporary. In conducting this evaluation, management considers many factors, including but not limited to whether we expect to recover the entire amortized cost basis of the security in light of adverse changes in expected future cash flows, the length of time the security has been impaired and the severity of the unrealized loss. We also consider whether we intend to sell the security (or whether we will be required to sell the security) prior to recovery of its amortized cost basis, which may be at maturity.

Based on this evaluation, management concluded that unrealized losses as of December 31, 2012 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2012 were considered other than temporary.

Loans held for sale were $620.8 million at December 31, 2012, compared to $150.4 million as of December 31, 2011, an increase of $470.4 million, or 312.7%. Loans held for sale include single family and multifamily residential loans that are intended for sale, typically within 30 days of closing the loan. The increase in loans held for sale is primarily due to increased single family residential loan production as a result of low mortgage rates and our increased loan production capacity.

Loans held for investment, net were $1.31 billion at December 31, 2012, compared to $1.30 billion as of December 31, 2011, an increase of $8.1 million, or 0.6%. Our single family residential loan portfolio increased by $176.9 million from December 31, 2011, primarily as a result of originations of mortgages that exceed conventional conforming loan limits. This increase was largely offset by a $162.3 million decrease in commercial loans, resulting primarily from the transfer of nonaccrual commercial construction loans to OREO as well as scheduled and unscheduled payoffs of commercial real estate loans.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
(in thousands)	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Consumer loans:
Single family residential	$673,865	50.3%	$496,934	36.9%	$526,462	32.7%	$590,695	28.4%	$568,974	22.9%
Home equity	136,746	10.2	158,936	11.8	181,537	11.3	209,944	10.2	243,909	9.8
	810,611	60.5	655,870	48.7	707,999	44.0	800,639	38.6	812,883	32.7
Commercial loans:
Commercial real estate (1)	361,879	27.0	402,139	29.8	426,879	26.6	449,373	21.6	469,527	18.8
Multifamily residential	17,012	1.3	56,379	4.2	104,497	6.5	85,522	4.1	94,857	3.8
Construction/ land development	71,033	5.3	173,405	12.9	285,131	17.7	631,525	30.4	959,309	38.6
Commercial business	79,576	5.9	59,831	4.4	82,959	5.2	109,322	5.3	150,924	6.1
	529,500	39.5	691,754	51.3	899,466	56.0	1,275,742	61.4	1,674,617	67.3
	1,340,111	100.0%	1,347,624	100.0%	1,607,465	100.0%	2,076,381	100.0%	2,487,500	100.0%
Net deferred loan fees and discounts	(3,576)		(4,062)		(4,767)		(1,915)		(3,026)
	1,336,535		1,343,562		1,602,698		2,074,466		2,484,474
Allowance for loan losses	(27,561)		(42,689)		(64,177)		(109,472)		(58,587)
	$1,308,974		$1,300,873		$1,538,521		$1,964,994		$2,425,887

(1)
December 31, 2012 and 2011 balances comprised of $94.9 million and $102.4 million of owner-occupied loans, respectively, and $267.0 million and $299.7 million of non-owner-occupied loans, respectively.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans and the repricing characteristics.

	At December 31,
	2012		2011
(in thousands)	Amount	Percent	Amount	Percent
Adjustable-rate loans:
Single family residential	$294,427	22.0%	$285,996	21.2%
Commercial	218,181	16.3	236,583	17.5
Multifamily residential	8,386	0.6	56,379	4.2
Construction/land development, net (1)	40,268	3.0	173,405	12.9
Commercial business	45,384	3.4	19,844	1.5
Home equity	89,615	6.7	99,615	7.4
Total adjustable-rate loans	696,261	52.0	871,822	64.7
Fixed-rate loans:
Single family residential	379,438	28.3	210,938	15.6
Commercial	143,698	10.7	165,556	12.3
Multifamily residential	8,626	0.6	—	—
Construction/land development, net (1)	30,765	2.3	—	—
Commercial business	34,192	2.6	39,987	3.0
Home equity	47,131	3.5	59,321	4.4
Total fixed-rate loans	643,850	48.0	475,802	35.3
Total loans held for investment	1,340,111	100.0%	1,347,624	100.0%
Less:
Deferred loan fees	(3,576)		(4,062)
Allowance for loan losses	(27,561)		(42,689)
Loans held for investment, net	$1,308,974		$1,300,873

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	At December 31, 2012				Loans due after one year by rate characteristic
	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate
(in thousands)
Consumer:
Single family residential	$669	$10,721	$662,475	$673,865	$378,770	$294,426
Home equity	2	1,924	134,820	136,746	47,130	89,614
Total consumer	671	12,645	797,295	810,611	425,900	384,040
Commercial:
Commercial real estate	37,412	180,613	143,854	361,879	134,870	189,597
Multifamily residential	—	5,161	11,851	17,012	8,181	8,831
Construction/land development	46,920	18,136	5,977	71,033	5,636	18,477
Commercial business	44,053	23,690	11,833	79,576	29,760	5,763
Total commercial	128,385	227,600	173,515	529,500	178,447	222,668
Total loans held for investment	$129,056	$240,245	$970,810	$1,340,111	$604,347	$606,708

	At December 31, 2011				Loans due after one year by rate characteristic
	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate
(in thousands)
Consumer:
Single family residential	$1,109	$689	$495,136	$496,934	$211,461	$284,364
Home equity	55	691	158,190	158,936	158,771	110
Total consumer	1,164	1,380	653,326	655,870	370,232	284,474
Commercial:
Commercial real estate	67,895	156,842	177,402	402,139	120,787	213,457
Multifamily residential	8,519	39,132	8,728	56,379	8,333	39,527
Construction/land development	140,793	26,635	5,977	173,405	—	32,612
Commercial business	20,351	28,652	10,828	59,831	36,510	2,970
Total commercial	237,558	251,261	202,935	691,754	165,630	288,566
Total loans held for investment	$238,722	$252,641	$856,261	$1,347,624	$535,862	$573,040

The following table presents the loan portfolio by loan type and region as of December 31, 2012.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (2)
(in thousands)	King (1)	Snohomish(2)(3)	Pierce (1)	Thurston (2)(3)		Spokane (2)(3)
Consumer:
Single family residential	$321,285	$81,544	$53,788	$17,702	$32,282	$24,443	$9,961
Home equity	55,829	17,436	11,739	5,037	8,209	2,783	3,899
	377,114	98,980	65,527	22,739	40,491	27,226	13,860
Commercial:
Commercial real estate	163,949	83,028	15,391	20,388	645	4,632	13,261
Multifamily residential	8,274	3,406	—	542	—	—	—
Construction/land development	12,777	1,527	32,762	6,923	1,773	5,771	—
Commercial business	64,998	4,667	3,642	15	457	—	1,253
	249,998	92,628	51,795	27,868	2,875	10,403	14,514
Total loans	$627,112	$191,608	$117,322	$50,607	$43,366	$37,629	$28,374

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total
Consumer:
Single family residential	$7,873	$58,945	$17,543	$12,968	$35,531	$—	$673,865
Home equity	43	14,100	3,165	4,836	9,595	75	136,746
	7,916	73,045	20,708	17,804	45,126	75	810,611
Commercial:
Commercial real estate	—	35,652	11,530	6,925	48	6,430	361,879
Multifamily residential	—	1,898	2,892	—	—	—	17,012
Construction/land development	—	1,179	4,588	3,006	727	—	71,033
Commercial business	—	4,191	—	—	21	332	79,576
	—	42,920	19,010	9,931	796	6,762	529,500
Total loans	$7,916	$115,965	$39,718	$27,735	$45,922	$6,837	$1,340,111

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes Alaska and Florida.

The following table presents the loan portfolio by loan type and region as of December 31, 2011.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (2)
(in thousands)	King (1)	Snohomish(2)(3)	Pierce (1)	Thurston(2)(3)		Spokane (2)(3)
Consumer:
Single family residential	$166,292	$83,051	$52,078	$15,893	$29,034	$28,337	$7,838
Home equity	64,635	21,050	13,294	6,061	9,402	3,289	4,722
	230,927	104,101	65,372	21,954	38,436	31,626	12,560
Commercial:
Commercial real estate	171,819	84,856	30,063	12,673	4,473	4,354	14,533
Multifamily residential	11,584	2,435	6,947	517	—	9,518	—
Construction/land development	45,102	9,390	43,698	33,660	7,544	10,564	—
Commercial business	46,376	4,753	3,305	36	—	262	1,109
	274,881	101,434	84,013	46,886	12,017	24,698	15,642
Total loans	$505,808	$205,535	$149,385	$68,840	$50,453	$56,324	$28,202

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total
Consumer:
Single family residential	$7,409	$48,569	$13,083	$15,257	$30,093	$—	$496,934
Home equity	85	16,997	2,583	6,432	10,386	—	158,936
	7,494	65,566	15,666	21,689	40,479	—	655,870
Commercial:
Commercial real estate	753	52,916	10,084	7,041	685	7,889	402,139
Multifamily residential	—	22,562	2,816	—	—	—	56,379
Construction/land development	1,836	11,849	6,082	3,061	619	—	173,405
Commercial business	—	3,961	—	—	29	—	59,831
	2,589	91,288	18,982	10,102	1,333	7,889	691,754
Total loans	$10,083	$156,854	$34,648	$31,791	$41,812	$7,889	$1,347,624

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes Alaska and Florida.

The following table presents the loan portfolio by loan type and year of origination.

	December 31, 2012
	Prior to 2000	2000- 2004	2005- 2008	2009- 2010	2011	2012	Total
(in thousands)
Consumer
Single family residential	$8,255	$35,722	$243,341	$148,622	$19,726	$218,199	$673,865
Home equity	6	21,554	108,970	4,807	1,029	380	136,746
	8,261	57,276	352,311	153,429	20,755	218,579	810,611
Commercial
Commercial real estate	234	18,679	258,995	5,388	18,822	59,761	361,879
Multifamily residential	—	—	13,606	—	—	3,406	17,012
Construction/land development	—	—	49,909	648	1,351	19,125	71,033
Commercial business	—	1,825	37,485	12,143	3,037	25,086	79,576
	234	20,504	359,995	18,179	23,210	107,378	529,500
Total loans	$8,495	$77,780	$712,306	$171,608	$43,965	$325,957	$1,340,111

The following table presents the loan portfolio by loan type and year of origination.

	December 31, 2011
	Prior to 2000	2000- 2004	2005- 2008	2009- 2010	2011	Total
(in thousands)
Consumer
Single family residential	$9,734	$41,650	$276,503	$150,314	$18,733	$496,934
Home equity	23	24,944	127,335	5,966	668	158,936
	9,757	66,594	403,838	156,280	19,401	655,870
Commercial
Commercial real estate	710	44,390	332,438	5,402	19,199	402,139
Multifamily residential	—	804	55,575	—	—	56,379
Construction/land development	—	—	154,335	13,431	5,639	173,405
Commercial business	—	1,532	42,510	12,782	3,007	59,831
	710	46,726	584,858	31,615	27,845	691,754
Total loans	$10,467	$113,320	$988,696	$187,895	$47,246	$1,347,624

The following table presents loan origination and loan sale volumes.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Loans originated:
Real estate:
Single family residential:
Originated by HomeStreet	$3,969,082	$1,179,863	$1,446,850
Originated by Windermere Mortgage Services Series LLC	932,377	541,401	622,294
Single family residential	4,901,459	1,721,264	2,069,144
Multifamily residential	115,274	129,558	60,690
Commercial real estate	49,982	3,000	26,595
Construction/land development	54,187	12,448	24,484
Total real estate	5,120,902	1,866,270	2,180,913
Commercial business	35,606	5,395	8,049
Home equity	—	—	240
Total loans originated	$5,156,508	$1,871,665	$2,189,202
Loans sold:
Single family residential	$4,170,840	$1,739,220	$1,875,430
Multifamily residential	118,805	119,478	43,358
Total loans sold	$4,289,645	$1,858,698	$1,918,788

Other real estate owned was $23.9 million at December 31, 2012, compared to $38.6 million at December 31, 2011, a decrease of $14.6 million, or 37.9%. This decrease is predominantly due to sales of OREO properties, which totaled $46.7 million and loss provision of $12.2 million for 2012, partially offset by additions to the OREO assets of $44.2 million.

FHLB Stock was $36.4 million at December 31, 2012, compared to $37.0 million at December 31, 2011. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

On November 6, 2009, the FHLB’s regulator defined its capital classification as undercapitalized. Under the Federal Housing Finance Agency (the "Finance Agency") regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized. The FHLB remains subject to a Consent Order and, as such, Finance Agency approval will continue to be required for all repurchases, redemptions and dividend payments on capital stock.

Management periodically evaluates FHLB stock for other-than-temporary impairment based on its assessment of ultimate recoverability of par value, rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB and (4) the liquidity position of the FHLB. The FHLB continues to benefit from a superior credit rating from Standard & Poor’s, which allows the FHLB to secure funding for its activities at attractive rates and terms, further supporting continued access to liquidity. Based on its evaluation, management determined there is not other-than-temporary impairment on the FHLB stock investment as of December 31, 2012 or December 31, 2011.

Accounts receivable and other assets was $88.8 million at December 31, 2012, compared to $61.9 million at December 31, 2011, an increase of $26.9 million, or 43.5%. This increase was primarily due to an increase in cash provided to counterparties as collateral for derivative positions used to hedge our mortgage servicing rights and mortgage banking activities. A receivable is recorded for the amount of cash delivered as collateral.

Deposits

Deposits were $1.98 billion at December 31, 2012, compared with $2.01 billion at December 31, 2011, a decrease of $32.9 million, or 1.6%. This decrease was due to managed reductions in certificates of deposit balances, which were $655.5 million at December 31, 2012, a decrease of $378.3 million, or 36.6%, from $1.03 billion at December 31, 2011. Largely offsetting this decrease were increases in transaction and savings deposits, which were $1.05 billion at December 31, 2012, an increase of $271.5 million, or 35.1%, from $774.6 million at December 31, 2011. This improvement in the composition of deposits reflects our successful efforts to attract transaction and savings deposit balances through our branch network and convert customers with maturing certificates of deposit to transaction and savings deposits as well as investment products sold by HomeStreet Investment Services.

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2012	2011	2010
Noninterest-bearing accounts - checking and savings	$83,563	$69,276	$65,914
Interest-bearing transaction and savings deposits:
NOW accounts	174,699	138,936	121,534
Statement savings accounts due on demand	103,932	66,898	51,075
Money market accounts due on demand	683,906	499,457	413,401
Total interest-bearing transaction and savings deposits	962,537	705,291	586,010
Total transaction and savings deposits	1,046,100	774,567	651,924
Certificates of deposit	655,467	1,033,798	1,307,842
Noninterest-bearing accounts - other	275,268	201,390	169,976
Total deposits	$1,976,835	$2,009,755	$2,129,742

Borrowings

FHLB advances were $259.1 million at December 31, 2012, compared with $57.9 million as of December 31, 2011. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. As of December 31, 2012, 2011 and 2010, FHLB borrowings had weighted average interest rates of 0.60%, 4.7% and 3.3%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2012, $243.5 million mature prior to December 31, 2013. We had $55.7 million and $231.4 million of additional borrowing capacity with the FHLB as of December 31, 2012 and December 31, 2011, respectively. Our lending agreement permits the FHLB to refuse to make advances under that agreement during periods in which an “event of default” (as defined in that agreement) exists. An “event of default” occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. Among those events is the issuance or entry of “any supervisory or consent order pertaining to” the Bank. No such condition existed at December 31, 2012.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF"). At December 31, 2012 and December 31, 2011, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $124.3 million and $99.9 million at December 31, 2012 and December 31, 2011, respectively. The FRBSF is also not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $61.9 million at December 31, 2012 and 2011. This balance represents junior subordinated debentures issued in connection with the sale of Trust Preferred Securities ("TruPS") by HomeStreet Statutory Trust, a subsidiary of HomeStreet, Inc. TruPS allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

We elected to defer payment of interest on our outstanding TruPS due on December 15, 2008 and all payments since then. We are entitled, at our option, subject to certain conditions, to defer payments of interest up to five years under the related TruPS agreements. Under these agreements, as a consequence of electing the deferral of interest payments, we were prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock until we are current on all interest payments due on the TruPS. As of December 31, 2012 and December 31, 2011, total deferred interest was $11.8 million and $10.4 million, respectively. On March 12, 2013, the Federal Reserve approved our request to pay the $13.5 million deferred and current interest due on the TruPS, and all such interest was subsequently paid by the Company on March 15, 2013.

Shareholders' Equity

Shareholders’ equity was $263.8 million at December 31, 2012 compared to $86.4 million at December 31, 2011. This increase includes total comprehensive income of $87.2 million recognized during 2012 compared to $27.6 million recognized during 2011.

In addition, on February 15, 2012, we completed our initial public offering of 8,723,632 shares of common stock for an initial offering price of $11.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012). The net increase in the Company's capital was $86.4 million, which included net cash proceeds of $87.7 million received during 2012, less $1.4 million of issuance costs paid in 2011. The Company contributed $55.0 million to the Bank on February 24, 2012 and an additional $10.0 million on April 26, 2012.

As a result of the net income recognized in 2012, shareholders' equity, on a per share basis, increased to $18.34 per share at December 31, 2012, up from $15.99 per share at December 31, 2011. Largely offsetting the impact of the Company's net income was an increase in the Company's shares issued and outstanding to 14.38 million shares at December 31, 2012 from 5.40 million shares at December 31, 2011, which was predominantly the result of the shares issued in the initial public offering described above.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets for the twelve-month periods ended December 31, 2012, 2011 and 2010. Return on equity ratios for the periods shown may not be comparable due to the impact and timing of the Company's initial public offering of common stock completed in February 2012 and changes in the annual effective income tax rate between periods based on the Company's assessment regarding its ability to realize deferred tax assets in the future.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Return on assets (1)	3.43%	0.70%	(1.19)%
Return on equity (2)	39.18%	23.52%	(38.00)%
Equity to assets ratio (3)	8.76%	2.98%	3.10%

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Average equity divided by average total assets.

Business Segments

The Company has four lines of business we report as operating segments: Community Banking, Single Family Lending, Income Property Lending and Residential Construction Lending. The results for these segments are based on a management accounting process that assigns certain revenue and expense items and assets to each responsible line of business.

This process is dynamic and is based on management's current view of the Company's operations and is not necessarily comparable with similar information for other financial institutions. We define our business segments by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change.

We use various management accounting methodologies to assign certain balance sheet and income statement items to the responsible business segments, including:

•
A funds transfer pricing (“FTP”) method, which allocates interest income credits and funding charges between the segments and our treasury division, which then assigns to each such business segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets.

•	An allocation of charges for services rendered to the business segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns.

•	An allocation of the Company's consolidated income taxes on the basis of the effective tax rate applied to the segment’s pretax income or loss.

Effective January 1, 2012 management updated the FTP methodology it uses for reviewing segment results and managing the Company’s business segments. Under the previous FTP methodology, we computed the cost of funds from our current period’s financial results and then allocated a portion of that cost of funds to each respective business segment. This approach was based on internal financial results and updated for current period information, thereby providing an updated funding cost applied to certain assets or liabilities originated in prior periods.

The updated methodology is based on external market factors and more closely aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a more consistent basis for determining our cost of funds to be allocated to each business segment. The updated approach is also more consistent with FTP measurement techniques employed by other financial institutions. We have reclassified all prior period amounts to conform to the current methodology and presentation.

In general, the impact of the FTP change resulted in a lower cost of funds as compared with the previous method, as the Company’s funding costs have generally been higher than market rates due to the historical structure of the deposit portfolio and wholesale borrowings.

Financial highlights by segment were as follows:

Community Banking

We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans. As of December 31, 2012, our bank branch network consists of 22 branches, primarily in the metropolitan area of Puget Sound. Three branches are located in Hawaii. At December 31, 2012 and December 31, 2011, our transaction and savings deposits totaled $1.05 billion and $774.6 million and our commercial banking loan portfolio totaled $210.8 million and $205.6 million, respectively.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net interest income	$10,361	$6,465	$21,545
Provision for loan losses	(1,064)	(193)	(3,434)
Noninterest income	5,085	4,346	4,631
Noninterest expense	(23,692)	(23,531)	(22,479)
Inter-segment expense	(12,175)	(8,557)	(7,820)
Loss before income taxes	(21,485)	(21,470)	(7,557)
Income tax (benefit) expense	(4,465)	289	157
Net loss	$(17,020)	$(21,759)	$(7,714)
Average assets	$207,000	$238,895	$302,133

Community banking had a net loss of $17.0 million for the year ended December 31, 2012, an improvement of $4.7 million from a loss of $21.8 million for the year ended December 31, 2011. The improvement in 2012 was primarily due to an increase in net interest income, which in large part reflects the execution of our deposit product and pricing strategy.

Community banking had a net loss of $21.8 million for the year ended December 31, 2011 compared to net loss of $7.7 million for the year ended December 31, 2010. This increase in net loss was due to a decrease in net interest income, reflecting a revaluation of the funds transfer pricing credit received on consumer deposit balances due to a change in methodology, partially offset by a decrease in the provision for loan losses of $3.2 million, reflecting an improvement in the segment’s asset quality.

Single Family Lending

We originate single family residential mortgage loans directly, and we purchase them from Windermere Mortgage Services Series LLC through an affiliated business arrangement with that company. Single family lending also originates and services loans, including home equity loans, on a selective basis for our held for investment portfolio.  The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net interest income	$25,426	$14,929	$16,176
Provision for loan losses	(6,571)	(1,902)	(11,793)
Noninterest income	225,347	84,000	82,437
Noninterest expense	(101,463)	(39,597)	(40,184)
Inter-segment expense	(23,972)	(14,752)	(11,877)
Income before income taxes	118,767	42,678	34,759
Income tax (benefit) expense	24,683	(574)	(722)
Net income	$94,084	$43,252	$35,481
Average assets	$1,242,649	$928,211	$992,401

Single family lending net income was $94.1 million for the year ended December 31, 2012, an increase of $50.8 million, or 118%, from net income of $43.3 million for the year ended December 31, 2011, primarily due to an increase in noninterest income. The increase in noninterest income and noninterest expense over these periods reflects elevated mortgage production volumes as net gain on mortgage loan origination and sale activities and salaries and related costs increased with the expansion of single family lending operations. See — "Results of Operations, Noninterest Income—Net gain on mortgage loan origination and sale activities.”

Single family lending net income of $43.3 million for the year ended December 31, 2011 increased $7.8 million, or 21.9%, from $35.5 million for the year ended December 31, 2010. The increase in net income reflects a decrease in loan loss provisions associated with a stabilization of the credit quality of our portfolio of single family loans as well as a slight increase in noninterest income, reflecting an increase in single family mortgage servicing income offset by a decrease in net gain on mortgage loan origination and sale activities.

Income Property Lending

We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, and we generally continue to service them after the sale. At December 31, 2012, and December 31, 2011, we serviced $727.1 million and $758.5 million, respectively, of loans we had originated and sold to Fannie Mae under its DUS program. We originate commercial construction real estate loans, bridge loans and permanent loans for our portfolio primarily on office, retail, industrial and multifamily property types located within the Company's geographic footprint. We also may place loans to capital market sources, such as life insurance companies.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net interest income	$9,414	$9,282	$12,345
Provision for loan losses	(3,354)	(431)	(810)
Noninterest income	6,237	5,832	2,952
Noninterest expense	(6,758)	(3,871)	(4,894)
Inter-segment expense	(3,730)	(3,173)	(2,487)
Income before income taxes	1,809	7,639	7,106
Income tax expense (benefit)	376	(103)	(148)
Net income	$1,433	$7,742	$7,254
Average assets	$359,925	$490,982	$567,202
Income property lending net income was $1.4 million for the year ended December 31, 2012, a decrease of $6.3 million, or 81.5%, from net income of $7.7 million for the year ended December 31, 2011. The decrease in net income is primarily due to an increase in provision for loan losses and an increase in noninterest expense due to OREO expenses related to adjustments to the valuation reserve.

Income property lending net income was $7.7 million for the year ended December 31, 2011, an increase of $0.5 million, or 6.7%, from net income of $7.3 million for the year ended December 31, 2010. Net income improved primarily due to a gain of $2.9 million on the sale of $119.5 million of loans under our DUS program.

Residential Construction Lending

We originate residential construction and land acquisition and development loans for our portfolio. Beginning in 2007 and into 2012, we substantially curtailed new originations in order to reduce our concentration in this category. We have resumed originating residential construction loans under enhanced underwriting standards with a significantly reduced portfolio concentration and a focus on home construction loans as opposed to land development projects or raw land.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net interest income	$1,331	$905	$4,525
Provision for loan losses	(511)	(774)	(21,263)
Noninterest income	61	99	8
Noninterest expense	(8,566)	(27,248)	(32,371)
Inter-segment expense	(1,957)	(3,242)	(2,163)
Loss before income taxes	(9,642)	(30,260)	(51,264)
Income tax (benefit) expense	(2,004)	407	1,065
Net loss	$(7,638)	$(30,667)	$(52,329)
Average assets	$59,800	$163,425	$268,736

Residential construction lending recorded a net loss of $7.6 million for the year ended December 31, 2012, improving results by $23.0 million from a loss of $30.7 million for the year ended December 31, 2011. The net loss decreased primarily due to lower noninterest expense, resulting from a decrease in OREO expenses.

Residential construction lending recorded a loss of $30.7 million for the year ended December 31, 2011, improving results by $21.7 million from a loss of $52.3 million in the year ended December 31, 2010. The net loss decreased primarily due to a decrease in the provision for loan losses, reflecting an improvement in the segment’s credit quality and lower noninterest expense primarily due to a decrease in OREO expenses.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments (which include commitments to originate loans and commitments to purchase loans) include potential credit risk in excess of the amount recognized in the accompanying consolidated financial statements. These transactions are designed to (1) meet the financial needs of our customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources and/or (4) optimize capital.

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Commitments, Guarantees and Contingencies discussions within Management's Discussion and Analysis, as well as Note 13, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make unfunded loan commitments as part of our residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that we will advance the specified funds enabling the buyer to complete the purchase of the property. The following table presents unfunded commitments to extend credit as part of residential mortgage lending activities for the periods indicated:

	At December 31,
(in thousands)	2012	2011	2010
Commitments to originate loans:
Variable-rate	$22,117	$6,655	$4,953
Fixed-rate	746,741	250,251	132,599
Total	$768,858	$256,906	$137,552

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. Commitments related to unused home equity and commercial real estate lines of credit and business banking funding lines totaled $91.1 million and $87.1 million at December 31, 2012 and December 31, 2011. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $34.5 million and $9.7 million at December 31, 2012 and December 31, 2011, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. Interest rate lock commitment options are exercised when a borrower “locks” an offered interest rate for a loan application that requires closing of that loan within a specified time frame, typically within 90 days. We are exposed to market risk on interest rate lock commitments if interest rates rise between the effective date of the interest rate lock and the funding date of the loan. The fair value of interest rate lock commitments existing at December 31, 2012 and December 31, 2011, was $22.5 million and $6.8 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. The total principal balance of loans outstanding under the DUS program as of December 31, 2012 and December 31, 2011 was $727.1 million and $758.5 million, respectively, and our loss reserve was $3.3 million and $3.6 million as of December 31, 2012 and December 31, 2011, respectively.

•
Mortgage repurchase liability. In our single family lending business, we sell residential mortgage loans to GSEs that include the mortgage loans in GSE-guaranteed mortgage securitizations. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans that are used to back Ginnie Mae-guaranteed securities. We have made representations and warranties that the loans sold meet certain requirements. We may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. These obligations expose us to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance that it may receive. Generally, the maximum amount of future payments we would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses.

We do not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA insured or VA guaranteed loans, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, we may be required to indemnify FHA or VA against loss.  The loans remain in Ginnie Mae pools unless and until they qualify for voluntary repurchase by the Company.  In general, once a FHA or VA loan becomes 90 days past due, we repurchase the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.
As of December 31, 2012 and December 31, 2011, the total principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $8.92 billion and $6.94 billion. We recorded a mortgage repurchase liability of $2.0 million and $471 thousand at December 31, 2012 and 2011, respectively, to reflect management’s estimate of losses for loans for which we could have a repurchase obligation. Actual repurchase losses of $2.8 million, $826 thousand and $373 thousand were incurred for the years ended December 31, 2012, 2011 and 2010, respectively.

•
Leases. The Company is obligated under noncancelable leases for office space. The office leases also contain renewal and space options. Rental expense under noncancelable operating leases totaled $7.1 million, $5.7 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide or obtain collateral from certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. During 2011, as a result of our weakened financial condition and regulatory status, we were required to provide certain derivative counterparties collateral against derivative financial instruments. At December 31, 2012 and 2011, counterparties held $112.9 million and $34.9 million of our investment securities and cash as collateral.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2012. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total
Deposits (1)	$1,839,514	$118,079	$19,242	$—	$1,976,835
FHLB advances	243,500	—	—	15,590	259,090
Trust preferred securities	—	—	—	61,857	61,857
Operating leases	8,012	15,445	13,312	1,246	38,015
Purchase obligations (2)	2,103	1,870	43	—	4,016
Total	$2,093,129	$135,394	$32,597	$78,693	$2,339,813

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Represents agreements to purchase goods or services.

Enterprise Risk Management

All financial institutions manage and control a variety of business and financial risks that can significantly affect their financial performance. Among these risks are credit risk; market risk, which includes interest rate risk and price risk; liquidity risk; and operational risk. We are also subject to risks associated with compliance/legal, strategic and reputational matters.
The Company's Board of Directors (the "Board") and executive management have overall and ultimate responsibility for management of these risks. The Board, its committees and senior managers oversee the management of various risks. We review and assess these risks on an enterprise-wide basis periodically and as part of the annual strategic planning process. We use internal audits, quality control and loan review functions to assess the strength of and adherence to risk management policies, internal controls and regulatory requirements. Similarly, external reviews, examinations and audits are conducted by regulators and others. In addition, our compliance, appraisal, corporate security and information security personnel provide additional risk management services in their areas of expertise.
The Board and its committees (both for the Company and its subsidiaries) work closely with senior management in overseeing risk. Management recommends the appropriate level of risk in our strategic and business plans and in our board-approved credit and operating policies and has responsibility for measuring, managing, controlling and reporting on risks. The Board and its committees oversee the monitoring and controlling of significant risk exposures, including the policies governing risk management. The Board authorizes its committees to take any action on its behalf as described in their respective charter or as otherwise delegated by the Board, except as otherwise specifically reserved by law, regulation, other committees' charters or the Company's charter documents for action solely by the full board or another board committee. These committees include:

•	Audit Committee. The Audit Committee oversees the policies and management activities relating to our financial reporting, internal and external audit, regulatory, legal and compliance risks.

•
Finance Committee. The Finance Committee oversees the consolidated companies' activities related to balance sheet management, major financial risks including market, interest rate, liquidity and funding risks and counterparty risk management, including trading limits.

•
Credit Committee. The Credit Committee oversees the annual Loan Review Plan, lending policies, credit performance and trends, the allowance for credit loss policy and loan loss reserves, large borrower exposure and concentrations, and approval of broker/dealer relationships.

•
Human Resources and Corporate Governance Committee. The Human Resources and Corporate Governance Committee (the "HRCG") of HomeStreet, Inc. reviews all matters concerning our human resources, compensation, benefits, and corporate governance. HRCG's policy objectives are to ensure that HomeStreet and its operating subsidiaries meet their corporate objectives of attracting and retaining a well-qualified workforce, to oversee our human resource strategies and policies and to ensure processes are in place to assure compliance with employment laws and regulations.

•
Investment Services Committee. The Investment Services Committee oversees the bank's investment services business, including all non-deposit investment products and services and the broker/dealer's compliance with and performance under the various agreements.

•
Risk Management Committee. During 2012, the Company enhanced its enterprise risk management structure with the formation of the Risk Management Committee of the Board and hiring of a senior level Enterprise Risk

Management Director. The Risk Management Committee oversees the Company's enterprise-wide risk management framework, including evaluating management's identification and assessment of the significant risks and the related infrastructure to address such risks and monitors the Company's compliance with its risk appetite and risk limit structures and effective remediation of non-compliance on an ongoing, enterprise-wide, and individual entity basis. The Risk Management Committee does not duplicate the risk oversight of the Board's other committees, but rather helps ensure end-to-end understanding and oversight of all risk issues in one Board committee and enhances the Board's and management's understanding of the Company's aggregate enterprise-wide risk appetite.

The following is a discussion of our risk management practices. The risks related to credit, liquidity, interest rate and price warrant in-depth discussion due to the significance of these risks and the impact they may have on our business.

Credit Risk Management

Credit risk is defined as the risk to current or anticipated earnings or capital arising from an obligor’s failure to meet the terms of any contract with the Company, including those in the lending, securities and derivative portfolios, or otherwise perform as agreed. Factors relating to the degree of credit risk include the size of the asset or transaction, the contractual terms of the related documents, the credit characteristics of the borrower, the channel through which assets are acquired, the features of loan products or derivatives, the existence and strength of guarantor support, the availability, quality and adequacy of any underlying collateral and the economic environment after the loan is originated or the asset is acquired. Our overall portfolio credit risk is also impacted by asset concentrations within the portfolio.

Our credit risk management process is primarily governed centrally. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling and loan review, quality control and audit processes. In addition, we have an independent loan review function that reports to the Credit Committee of the Board, and internal auditors and regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

The Chief Credit Officer’s primary responsibilities include directing the activities of the credit risk management function as it relates to the loan portfolio, overseeing loan portfolio performance and ensuring compliance with regulatory requirements and the Company's established credit policies, standards and limits, determining the reasonableness of our allowance for loan losses, reviewing and approving large credit exposures and delegating credit approval authorities. Senior credit administrators who oversee the lines of business have both transaction approval authority and governance authority for the approval of procedures within established policies, standards and limits. The Chief Credit Officer reports directly to the Chief Executive Officer.

The Loan Committee provides direction and oversight within our risk management framework. The committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Loan Committee periodically approves credits larger than the Chief Credit Officer’s or Chief Executive Officer’s individual approval authorities allow. The members of the Loan Committee are the Chief Executive Officer and Chief Credit Officer.

The loan review department's primary responsibility includes the review of our loan portfolios to provide an independent assessment of credit quality, portfolio oversight and credit management, including accuracy of loan grading. Loan review also conducts targeted credit-related reviews and credit process reviews at the request of the Board and management and reviews a sample of newly originated loans for compliance with closing conditions and accuracy of loan grades. Loan review reports directly to the Credit Committee and administratively to the Compliance and Regulatory Affairs Director.

Credit Administration is responsible for setting credit limits for capital markets counterparties, including derivative counterparties. The treasury function is responsible for directing the activities related to securities and derivative portfolios, including overseeing derivative portfolio performance and ensuring compliance with established credit policies, standards and limits. The Chief Investment Officer and Treasurer reports directly to the Chief Executive Officer.

Appraisal Policy

An integral part of our credit risk management process is the valuation of the collateral supporting the loan portfolio, which is primarily comprised of loans secured by real estate. We maintain a Board-approved appraisal policy for real estate appraisals that conforms to the Uniform Standards of Professional Appraisal Practice (“USPAP”) and FDIC regulatory requirements. Our

Chief Appraiser, who is independent of the business unit and credit administration departments, is responsible for maintaining the appraisal policy and recommending changes to the policy subject to Loan Committee and Credit Committee approval.

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

For loan monitoring and problem loan management purposes our appraisal practices are as follows:

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

Other

Our appraisal requirements for loans not secured by real estate, such as business loans secured by equipment, include valuation methods ranging from evidence of sales price or verification with a recognized guide for new equipment to a valuation opinion by a professional appraiser for multiple pieces of used equipment.

Loan modifications

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
When there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest, we may enter into a loan modification to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Company to foreclose or modify the terms. We have made concessions such as interest-only payment terms, interest rate reductions, principal and interest forgiveness and payment restructures. Since mid-2009, concessions to construction and land development borrowers have been focused primarily on forgiveness of principal in conjunction with settlement activities so as to allow us to acquire control of the real estate collateral. For single family mortgage borrowers, we have generally granted interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower’s current financial condition to assure that they can make the modified payment.

Asset Quality and Nonperforming Assets

The primary markets in which we do business were impacted by the deterioration in the U.S. housing market that began in 2007. Faced with unfavorable market conditions, more borrowers with residential and commercial loans defaulted on their loans, thereby contributing to an increase in delinquency rates, which peaked in our loan portfolio during 2009 and continued to be higher than historical averages in 2012. We generally stopped our origination of new loans held for investment in 2008 to enable us to focus on problem loan resolution and improve overall asset quality. Beginning in 2009, we tightened our lending practices and underwriting standards as we shifted to primarily originating single family loans that conform to GSE parameters and Fannie Mae DUS multifamily loans, substantially all of which were designated for sale. With the successful completion of our initial public offering and the termination of the Bank Order, we have restarted all of our traditional lines of lending and have again begun to grow our loans held for investment portfolio.

Nonperforming assets decreased to $53.8 million, or 2.05% of total assets at December 31, 2012, compared to $115.1 million, or 5.08% of total assets at December 31, 2011. Nonaccrual loans of $29.9 million, or 2.23% of total loans at December 31, 2012, declined $46.6 million, or 60.9%, from $76.5 million, or 5.69% of total loans at December 31, 2011. OREO balances of $23.9 million at December 31, 2012 declined $14.6 million, or 37.9%, from $38.6 million at December 31, 2011. Net charge-offs in 2012 were $26.5 million compared to $25.1 million in 2011 and $83.2 million in 2010.

As problem loans are resolved and credit losses are realized, the credit risk inherent within the loans held for investment portfolio declines. Consequently, the level of our allowance for loan losses has also declined. At December 31, 2012, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.34 billion, a decrease of $7.0 million from December 31, 2011, while the allowance for loan losses decreased to $27.6 million, or 2.1% of loans held for investment, compared to $42.7 million, or 3.2% of loans held for investment at December 31, 2011. The decrease in the allowance for loan losses as a percentage of loans held for investment reflects, among other things, the reduction of specific reserves associated with certain related nonperforming loans resolved through acquisition of related collateral in the second quarter of 2012. In April 2012, bankruptcy courts affirmed the Company’s settlement of collection litigation related to two nonperforming construction/land development loans with aggregate carrying values of $26.6 million. As a result, during 2012 we charged off $11.8 million related to these loans and transferred the estimated net recovery value of $18.8 million to OREO. Both loans were subsequently sold.

Our provision for loan losses for 2012 was $11.5 million compared to $3.3 million for 2011 and $37.3 million for 2010. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The following table presents the activity in our allowance for credit losses and those amounts that were collectively and individually evaluated for impairment at December 31, 2012, 2011 and 2010.

	December 31,
(in thousands)	2012	2011	2010
Allowance for credit losses:
Beginning balance	$42,800	$64,566	$110,422
Charge-offs	(29,875)	(31,944)	(86,053)
Recoveries	3,326	6,878	2,897
Provision	11,500	3,300	37,300
Ending Balance	$27,751	$42,800	$64,566
Collectively evaluated for impairment	$21,383	$24,083	$46,469
Individually evaluated for impairment	6,368	18,717	18,097
Total	$27,751	$42,800	$64,566
Loans held for investment:
Collectively evaluated for impairment	$1,216,146	$1,170,259	$1,469,290
Individually evaluated for impairment	123,965	177,365	138,175
Total	$1,340,111	$1,347,624	$1,607,465

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Management’s Discussion and Analysis, Critical Accounting Policies and Estimates — Allowance for Loan Losses of this Form 10-K.

The following table presents the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans:
December 31, 2012
Loans with no related allowance recorded	$53,615	$67,262	$—
Loans with an allowance recorded	70,350	72,220	6,368
Total	$123,965	$139,482	$6,368
December 31, 2011
Loans with no related allowance recorded	$94,825	$108,112	$—
Loans with an allowance recorded	82,540	87,781	18,717
Total	$177,365	$195,893	$18,717
December 31, 2010
Loans with no related allowance recorded	$66,406	$69,829	$—
Loans with an allowance recorded	71,769	83,380	18,097
Total	$138,175	$153,209	$18,097

The Company had 167 impaired loans totaling $124.0 million at December 31, 2012 and 145 impaired loans totaling $177.4 million at December 31, 2011. The average recorded investment in these loans for the year ended December 31, 2012 was $148.6 million compared to $160.7 million for the year ended December 31, 2011. Impaired loans of $70.4 million at December 31, 2012 had a valuation allowance of $6.4 million. At December 31, 2011, impaired loans of $82.5 million had a valuation allowance of $18.7 million.

The increased balance in total impaired loans at December 31, 2011 compared to December 31, 2010 reflects the additional TDRs identified pursuant to the provisions of Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, adopted by the Company as of July 1, 2011. Generally, impaired loans with no related allowance are loans with carrying values that have been reduced to the fair value of collateral less costs to sell through a partial charge-off of the loan. Impaired loans with a related allowance are loans with probable losses that are not yet fixed or known. We maintain an allowance for loan loss policy that is approved annually by the Board. The policy includes our methodology for determining the adequacy of the allowance for loan losses.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2012			2011			2010
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans	Amount	Percent of Allowance to Total Allowance	Loan category as a % of Total loans
Consumer loans
Single family	$13,388	48.2%	50.3%	$10,671	24.9%	36.9%	$11,977	18.5%	32.7%
Home equity	4,648	16.8	10.2	4,623	10.8	11.8	4,495	7.0	11.3
	18,036	65.0	60.5	15,294	35.7	48.7	16,472	25.5	44.0
Commercial loans
Commercial real estate	5,312	19.2	27.0	4,321	10.1	29.8	10,060	15.5	26.6
Multifamily residential	622	2.2	1.3	335	0.8	4.2	1,795	2.8	6.5
Construction/land development	1,580	5.7	5.3	21,237	49.6	12.9	33,478	51.9	17.7
Commercial business	2,201	7.9	5.9	1,613	3.8	4.4	2,761	4.3	5.2
	9,715	35.0	39.5	27,506	64.3	51.3	48,094	74.5	56.0
Total allowance for credit losses	$27,751	100.0%	100.0%	$42,800	100.0%	100.0%	$64,566	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Year Ended December 31,
	2012	2011	2010
(in thousands)
Allowance at the beginning of period	$42,800	$64,566	$110,422
Provision for loan losses	11,500	3,300	37,300
Recoveries:
Consumer
Single family residential	657	208	607
Home equity	631	132	37
	1,288	340	644
Commercial
Commercial real estate	259	—	—
Multifamily residential	10	—	—
Construction/land development	1,042	6,274	2,010
Commercial business	727	264	243
	2,038	6,538	2,253
Total recoveries	3,326	6,878	2,897
Charge-offs:
Consumer
Single family residential	5,939	8,347	9,103
Home equity	4,264	5,062	3,087
	10,203	13,409	12,190
Commercial
Commercial real estate	4,253	817	1,187
Construction/land development	14,861	16,890	71,024
Commercial business	558	828	1,652
	19,672	18,535	73,863
Total charge-offs	29,875	31,944	86,053
(Charge-offs), net of recoveries	(26,549)	(25,066)	(83,156)
Balance at end of period	$27,751	$42,800	$64,566
Allowance for credit losses as a percentage of total loans	2.07%	3.18%	4.00%
Net charge-offs to average loans receivable, net	2.04%	1.70%	4.45%
Nonaccrual loans as a percentage of total loans	2.23%	5.69%	7.06%

We manage asset quality and control credit risk by diversifying our loan portfolio and by applying policies designed to promote sound underwriting and loan monitoring practices. The Credit Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the organization. For further discussion related to credit quality, see Note 5, Loans and Credit Quality to the financial statements of this Form 10-K.

The following tables contain the amount of TDRs by loan type on accrual and nonaccrual status.

(in thousands)
At December 31, 2012
	Accrual	Nonaccrual	Total
Consumer:
Single family	$67,483	$3,931	$71,414
Home equity	2,288	465	2,753
	69,771	4,396	74,167
Commercial:
Commercial real estate	21,071	770	21,841
Multifamily residential	3,221	—	3,221
Construction/land development	6,365	5,042	11,407
Commercial business	147	—	147
	30,804	5,812	36,616
	$100,575	$10,208	$110,783

(in thousands)
At December 31, 2011
	Accrual	Nonaccrual	Total
Consumer:
Single family	$62,792	$3,801	$66,593
Home equity	2,056	419	2,475
	64,848	4,220	69,068
Commercial:
Commercial real estate	25,040	—	25,040
Multifamily residential	6,053	—	6,053
Construction/land development	8,799	18,633	27,432
Commercial business	191	687	878
	40,083	19,320	59,403
	$104,931	$23,540	$128,471

The following table presents nonperforming assets, contractually past due assets, and accruing and nonaccrual restructured loans.

	At December 31,
(in thousands)	2012	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$13,304	$12,104	$13,938	$48,400	$14,874
Home equity	2,970	2,464	2,535	2,187	1,706
	16,274	14,568	16,473	50,587	16,580
Commercial
Commercial real estate	6,403	10,184	20,259	15,981	857
Multifamily residential	—	2,394	8,167	8,489	—
Construction/land development	5,042	48,387	65,952	295,966	57,306
Commercial business	2,173	951	2,359	3,195	642
	13,618	61,916	96,737	323,631	58,805
Total loans on nonaccrual	29,892	76,484	113,210	374,218	75,385
Other real estate owned	23,941	38,572	170,455	107,782	20,905
Total nonperforming assets	$53,833	$115,056	$283,665	$482,000	$96,290
Loans 90 days or more past due and accruing (2)	$40,658	$35,757	$43,503	$11,439	$21,068
Accruing TDR loans (3)	100,575	$104,931	31,806	42,746	37,815
Nonaccrual TDR loans (3)	10,208	23,540	25,063	19,069	13,770
Total TDR loans	$110,783	$128,471	$56,869	$61,815	$51,585
Allowance for loan losses as a percent of nonaccrual loans	92.20%	55.81%	56.69%	29.25%	77.72%
Nonaccrual loans as a percentage of total loans	2.23%	5.69%	7.06%	18.04%	3.03%
Nonperforming assets as a percentage of total assets	2.05%	5.08%	11.41%	15.02%	3.25%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.1 million, $4.9 million and $10.1 million for the years ended December 31, 2012, 2011 and 2010.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

(3)	At December 31, 2012, TDRs (performing and nonperforming) were comprised of 162 loan relationships totaling $110.8 million.

The following tables present delinquent loans and OREO by loan type.

	December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family	$11,916	$4,732	$13,304	$40,658	$70,610	$4,071
Home equity	787	242	2,970	—	3,999	—
	12,703	4,974	16,274	40,658	74,609	4,071
Commercial loans
Commercial real estate	—	—	6,403	—	6,403	10,283
Multifamily residential	—	—	—	—	—	—
Construction/land development	—	—	5,042	—	5,042	9,587
Commercial business	—	—	2,173	—	2,173	—
	—	—	13,618	—	13,618	19,870
Total	$12,703	$4,974	$29,892	$40,658	$88,227	$23,941

	December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More and Accruing	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family	$7,694	$8,552	$12,104	$35,757	$64,107	$6,600
Home equity	957	500	2,464	—	3,921	—
	8,651	9,052	14,568	35,757	68,028	6,600
Commercial loans
Commercial real estate	—	—	10,184	—	10,184	2,055
Multifamily residential	—	—	2,394	—	2,394	—
Construction/land development	9,916	—	48,387	—	58,303	29,917
Commercial business	—	—	951	—	951	—
	9,916	—	61,916	—	71,832	31,972
Total	$18,567	$9,052	$76,484	$35,757	$139,860	$38,572

	December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family	$6,743	$6,223	$13,938	$30,173	$57,077	$18,839
Home equity	1,645	1,184	2,535	—	5,364	—
	8,388	7,407	16,473	30,173	62,441	18,839
Commercial loans
Commercial real estate	—	4,871	20,259	—	25,130	6,257
Multifamily residential	—	—	8,167	—	8,167	—
Construction/land development	—	—	65,952	12,955	78,907	145,359
Commercial business	—	907	2,359	375	3,641	—
	—	5,778	96,737	13,330	115,845	151,616
Total	$8,388	$13,185	$113,210	$43,503	$178,286	$170,455

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. All single family loans in this category are Ginnie Mae loans.

The following table presents nonperforming assets by loan type by region at December 31, 2012.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (2)
(in thousands)	King (1)	Snohomish(2)(3)	Pierce (1)	Thurston (2)(3)		Spokane (2)(3)
Loans on nonaccrual status:
Consumer
Single family	$4,344	$2,699	$1,361	$187	$—	$715	$—
Home equity	1,659	97	401	14	124	81	28
	6,003	2,796	1,762	201	124	796	28
Commercial
Commercial real estate	1,131	4,502	—	—	—	—	—
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	—	—	311	—	1,112	3,619	—
Commercial business	2,173	—	—	—	—	—	—
	3,304	4,502	311	—	1,112	3,619	—
Total loans on nonaccrual status	$9,307	$7,298	$2,073	$201	$1,236	$4,415	$28
Other real estate owned:
Consumer
Single family	$1,179	$920	$246	$—	$—	$425	$—
Home equity	—	—	—	—	—	—	—
	1,179	920	246	—	—	425	—
Commercial
Commercial real estate	1,207	1,636	6,957	—	—	—	—
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	—	—	7,172	2,415	—	—	—
Commercial business	—	—	—	—	—	—	—
	1,207	1,636	14,129	2,415	—	—	—
Total other real estate owned	$2,386	$2,556	$14,375	$2,415	$—	$425	$—
Total nonperforming assets	$11,693	$9,854	$16,448	$2,616	$1,236	$4,840	$28

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total
Loans on nonaccrual status:
Single family	$205	$2,458	$—	$—	$1,335	$—	$13,304
Home equity	—	221	5	94	246	—	2,970
	205	2,679	5	94	1,581	—	16,274
Commercial real estate	—	—	770	—	—	—	6,403
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	—	—	—	—	—	—	5,042
Commercial business	—	—	—	—	—	—	2,173
	—	—	770	—	—	—	13,618
Total loans on nonaccrual status	$205	$2,679	$775	$94	$1,581	$—	$29,892
Other real estate owned:
Consumer
Single family	$—	$148	$—	$1,153	$—	$—	$4,071
Home equity	—	—	—	—	—	—	—
	—	148	—	1,153	—	—	4,071
Commercial
Commercial real estate	—	—	483	—	—	—	10,283
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	—	—	—	—	—	—	9,587
Commercial business	—	—	—	—	—	—	—
	—	—	483	—	—	—	19,870
Total other real estate owned	$—	$148	$483	$1,153	$—	$—	$23,941
Total nonperforming assets	$205	$2,827	$1,258	$1,247	$1,581	$—	$53,833

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes Florida.

The following table presents nonperforming assets by loan type by region at December 31, 2011.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (2)
(in thousands)	King (1)	Snohomish(2)(3)	Pierce (1)	Thurston (2)(3)		Spokane (2)(3)
Loans on nonaccrual status:
Consumer
Single family	$3,792	$3,254	$1,176	$—	$145	$143	$—
Home equity	1,460	151	—	36	319	65	102
	5,252	3,405	1,176	36	464	208	102
Commercial
Commercial real estate	7,190	240	—	—	—	—	—
Multifamily residential	—	2,394	—	—	—	—	—
Construction/land development	5,577	312	3,248	21,996	7,544	5,650	—
Commercial business	628	—	146	—	—	—	177
	13,395	2,946	3,394	21,996	7,544	5,650	177
Total loans on nonaccrual status	$18,647	$6,351	$4,570	$22,032	$8,008	$5,858	$279
Other real estate owned:
Consumer
Single family	$2,936	$811	$275	$—	$194	$136	$—
Home equity	—	—	—	—	—	—	—
	2,936	811	275	—	194	136	—
Commercial
Commercial real estate	—	—	—	—	—	—	1,771
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	1,412	—	6,925	14,639	—	—	3,204
Commercial business	—	—	—	—	—	—	—
	1,412	—	6,925	14,639	—	—	4,975
Total other real estate owned	$4,348	$811	$7,200	$14,639	$194	$136	$4,975
Total nonperforming assets	$22,995	$7,162	$11,770	$36,671	$8,202	$5,994	$5,254

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total
Loans on nonaccrual status:
Single family	$—	$1,843	$—	$—	$1,751	$—	$12,104
Home equity	—	154	—	57	120	—	2,464
	—	1,997	—	57	1,871	—	14,568
Commercial real estate	—	2,214	540	—	—	—	10,184
Multifamily residential	—	—	—	—	—	—	2,394
Construction/land development	—	315	3,745	—	—	—	48,387
Commercial business	—		—	—	—	—	951
	—	2,529	4,285	—	—	—	61,916
Total loans on nonaccrual status	$—	$4,526	$4,285	$57	$1,871	$—	$76,484
Other real estate owned:
Consumer
Single family	$—	$1,259	$52	$103	$834	$—	$6,600
Home equity	—	—	—	—	—	—	—
	—	1,259	52	103	834	—	6,600
Commercial
Commercial real estate	—	284	—	—	—	—	2,055
Multifamily residential	—	—	—	—	—	—	—
Construction/land development	820	964	1,887	48	—	18	29,917
Commercial business	—	—	—	—	—	—	—
	820	1,248	1,887	48	—	18	31,972
Total other real estate owned	$820	$2,507	$1,939	$151	$834	$18	$38,572
Total nonperforming assets	$820	$7,033	$6,224	$208	$2,705	$18	$115,056

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes Florida.

The following table presents the single family loan held for investment portfolio by original FICO score as of December 31, 2012.

Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	5.2%
<		500		0.1%
500		549		0.1%
550		599		1.2%
600		649		4.6%
650		699		16.2%
700		749		26.9%
750		>		45.7%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

The following table presents our single family loan held for investment portfolio by original FICO score as of December 31, 2011.

Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	6.7%
<		500		0.2%
500		549		0.3%
550		599		1.6%
600		649		5.8%
650		699		20.8%
700		749		29.8%
750		>		34.8%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

From the latter part of 2008 through December 31, 2012, substantially all of the loans we originated were single family mortgages that conform to GSE underwriting standards and were designated for sale.

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower’s credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages their current and prior debts, documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals. A borrower's ability to repay the loan is based on several factors, including employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value and debt-to-income ratios, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices and demand and levels of unemployment.

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

Liquidity Risk and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands of depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc. and HomeStreet Bank have established liquidity guidelines and operating plans that details the sources and uses of cash and liquidity.

HomeStreet, Inc. and the Bank have different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital Corporation. In the past, we have raised longer-term funds through the issuance of senior debt and TruPS. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. Under the Company Order, HomeStreet, Inc. is prohibited from paying dividends without regulatory consent. The Company was also contractually restricted from paying dividends to shareholders under the terms of our TruPS, for so long as the TruPS interest payments were being deferred. We had deferred all interest payments on the TruPS from December 2008 until March 15, 2013, when we paid all deferred and current interest owed on our outstanding TruPS. As a result, no dividends were paid to the Company's shareholders in 2009 through 2012.

On February 15, 2012, we completed our initial public offering of 8,723,632 shares of common stock for an initial offering price of $11.00 per share (after giving effect to the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012). The net increase to HomeStreet's capital was $86.4 million, of which $55.0 million was contributed to the Bank on February 24, 2012 with an additional $10.0 million contributed to the Bank on April 26, 2012, leaving approximately $23.7 million in available funds at the Company to be used for general corporate purposes, including payment of deferred and current interest on our TruPS.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2012 our primary liquidity ratio was 43.9%, compared with 35.3% at December 31, 2011.

At December 31, 2012 and 2011, the Bank had borrowing capacity of $55.7 million and $231.4 million from the FHLB, and $124.3 million and $99.9 million from the FRBSF, respectively.

Our lending agreement with the FHLB permits it to refuse to make advances during periods in which an “event of default” (as defined in that agreement) exists. An event of default occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. The FHLB has not declared a default under this agreement, and has not notified the Bank that future advances would not be made available, although it has required the Bank to deliver physical possession of certain negotiable instruments and related documentation as collateral for borrowings under that agreement.

In recognition of the significant improvement in the Bank's financial condition, results of operations and risk profile, the Federal Reserve Bank on July 10, 2012 granted full access to all Federal Reserve Bank lending and depository services.

Cash Flows

For the years ended December 31, 2012, 2011 and 2010, cash and cash equivalents decreased $238.0 million, increased $190.7 million, and decreased $144.5 million, respectively. The following discussion highlights the major activities and transactions that affected HomeStreet's cash flows during 2012, 2011 and 2010.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2012, net cash of $391.9 million was used by operating activities, as higher mortgage production volumes during 2012 resulted in higher average balances of loans held for sale. Cash used to fund loans held for sale production was largely offset by proceeds from the sale of such loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2011, net cash of $89.7 million was provided by operating activities, resulting from the decision to accelerate the settlement of single family loans held for sale. For the year ended December 31, 2010, net cash of $43.0 million was used by operating activities, primarily to fund loans held for sale production.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the year ended December 31, 2012, net cash of $102.9 million was used by investing activities, as we used the proceeds from our stock issuance to purchase available-for-sale securities. Net purchases in our investment securities portfolio were $119.0 million during 2012. For the year ended December 31, 2011, net cash of $331.9 million was provided by investing activities. Net proceeds from our investment loan portfolio were $196.1 million during 2011. Additionally, we realized net proceeds of $144.6 million from the sale of OREO properties during 2011. For the year ended December 31, 2010, net cash of

$618.6 million was provided by investing activities, as the Company used proceeds from the sale of investment securities to reduce balances of advances from the FHLB.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2012, net cash of $256.7 million was provided by financing activities. We had net proceeds of $200.2 million from FHLB advances as the Company prepaid higher cost long-term FHLB advances and replacing these borrowings with lower cost short-term advances from the FHLB. Additionally, the Company had net proceeds of $88.2 million from the issuance of common stock through our initial public offering and option exercises, which we used to invest in investment securities. For the year ended December 31, 2011, net cash of $230.9 million was used in financing activities as we reduced our FHLB advances as part of our balance sheet restructuring activities. For the year ended December 31, 2010, net cash of $720.0 million was used in financing activities, as deposits declined and we used proceeds from sales of investment securities to reduce balances of advances from the FHLB.

Capital Management

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

As of December 31, 2012, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 19.31%, 18.05% and 11.78%, respectively, compared with 11.15%, 9.88% and 6.04%, respectively as of December 31, 2011. At December 31, 2012 the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following table presents the Bank’s capital amounts and ratios.

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05	63,596	4.0	95,394	6.0
Total risk-based capital (to risk-weighted assets)	$306,934	19.31%	$127,192	8.0%	$158,991	10.0%
As of December 31, 2011
Tier 1 leverage capital (to average assets)	$135,383	6.04%	$89,705	4.0%	$112,132	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	135,383	9.88	54,814	4.0	82,220	6.0
Total risk-based capital (to risk-weighted assets)	$152,829	11.15%	$109,627	8.0%	$137,034	10.0%
As of December 31, 2010
Tier 1 leverage capital (to average assets)	$117,115	4.52%	$103,608	4.0%	$129,509	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	117,115	6.88	68,077	4.0	102,116	6.0
Total risk-based capital (to risk-weighted assets)	$138,924	8.16%	$136,154	8.0%	$170,193	10.0%
New Proposed Capital Rules

On June 12, 2012, federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”). The Proposed Rules would apply to certain depository institutions (including the Bank) and their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, a substantial portion of the Proposed Rules would apply to the Bank and the Company. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards adopted by the Basel Committee on Banking Supervision (“BCBS”) in December 2010, which standards are commonly referred to as “Basel III.”
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
The Proposed Rules have not been finalized by the banking regulators due to the volume of comments received during the comment period. We cannot predict at this time when or in what form final rules will be adopted.

Impact of Inflation

The consolidated financial statements presented in this Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts or market value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the cost of our operations as incurred. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.

Operational Risk Management

Operational risk is defined as the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, misconduct or errors, and adverse external events.

Each line of business has primary responsibility for identifying, monitoring and controlling its operational risks. In addition, centralized departments such as our credit administration, enterprise risk management, compliance and regulatory affairs, legal, security, information security, finance and human resources provide support to the business lines as they develop and implement risk management practices specific to their needs. Our internal audit department provides independent feedback on the strength of operational risk controls and compliance with Company policies and procedures. Additionally, we maintain mature change management, business resumption and data and customer information security processes. We also maintain a code of conduct with periodic training, setting a “tone from the top” that articulates a strong focus on compliance and ethical standards and a zero tolerance approach to unethical or fraudulent behavior.

Compliance/Regulatory Risk Management

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policy and procedures or ethical standards.

As a regulated financial institution with a significant mortgage banking operation, we have significant compliance and regulatory risk. Historically, we have maintained a strong compliance culture and compliance management processes as evidenced by minimal compliance issues. Each business unit is responsible for compliance with laws and regulations and has identified an individual to participate on our compliance committee, which is chaired by the Compliance Officer. The Compliance Officer monitors all new regulations and changes to existing regulations and the new requirements are discussed at the management compliance committee to determine impact to the business units and to assign responsibilities and timelines for implementation.

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

Strategic risk is managed by the Board and senior management through development of strategic plans, successful implementation of business initiatives and reporting to the Board and its committees.

Reputation Risk Management

Reputation risk is defined as the risk to current or anticipated earnings, capital or enterprise value arising from negative public opinion.

We believe that we have an excellent reputation in the community primarily due to our longevity and significant outreach to the communities we serve. The Bank has earned “Outstanding” ratings on every one of its Bank Community Reinvestment Act (CRA) examination since 1986.

Accounting Developments

See “Financial Statements and Supplementary Data—Note 1, Summary of Significant Accounting Policies,” for a discussion of accounting developments.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is defined as the sensitivity of income, fair value measurements and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risks that we are exposed to are price and interest rate risks. Price risk is defined as the risk to current or anticipated earnings or capital arising from changes in the value of either assets or liabilities that are entered into as part of distributing or managing risk. Interest rate risk is defined as risk to current or anticipated earnings or capital arising from movements in interest rates.

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets and, in particular, the regional economy of the Pacific Northwest.

Our price and interest rate risks are managed by the Bank’s Asset/Liability Management Committee ("ALCO"), a management committee that identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Investment Officer, acting as the chair, the Chief Executive Officer and other members of management. The committee meets monthly and is responsible for:

•	understanding the nature and level of the Company's interest rate risk and interest rate sensitivity;

•	assessing how that risk fits within our overall business strategies;

•	ensuring an appropriate level of rigor and sophistication in the risk management process for the overall level of risk;

•	complying with and reviewing the asset/liability management policy;

•	formulating and implementing strategies to improve balance sheet mix and earnings.

The Finance Committee of the Board provides oversight of the asset/liability management process, reviews the results of interest rate risk analysis and approves policies.

The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income. Changes in net interest spread (interest rate risk) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), customer options (option risk) and changes in the shape of the yield curve (time-sensitive risk). During the second half of 2012, our loans held for investment portfolio experienced incremental net growth. This growth was primarily centered on the origination of single family loans, while loan growth from other loan types was less significant. We continue to manage and monitor the available-for-sale securities portfolio while maintaining a balance between risk and return. The Company's funding strategy is to grow core deposits while we efficiently supplement using wholesale borrowings.

We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure both assets and liabilities respond to changes in interest rates within an acceptable timeframe, minimizing the impact of interest rate changes on net interest income and capital. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, at a point in time, that are subject to repricing at various time horizons, known as interest sensitivity gaps.

The following table presents sensitivity gaps for these different intervals.

	December 31, 2012
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total
Interest-earning assets:
Cash & cash equivalents	$25,285	$—	$—	$—	$—	$—	—	$25,285
FHLB Stock	—	—	—	—	—	36,367	—	36,367
Investment securities(1)	19,692	10,853	46,743	69,808	56,858	212,375	—	416,329
Mortgage loans held for sale	620,799	—	—	—	—	—	—	620,799
Loans held for investment(1)	407,004	133,297	210,318	354,553	147,961	83,402	—	1,336,535
Total interest-earning assets	1,072,780	144,150	257,061	424,361	204,819	332,144	—	2,435,315
Non-interest-earning assets	—	—	—	—	—	—	195,915	195,915
Total assets	$1,072,780	$144,150	$257,061	$424,361	$204,819	$332,144	$195,915	$2,631,230
Interest-bearing liabilities:
NOW accounts (2)	$174,699	$—	$—	$—	$—	$—	$—	$174,699
Statement savings accounts(2)	103,932	—	—	—	—	—	—	103,932
Money market accounts(2)	683,906	—	—	—	—	—	—	683,906
Certificates of deposit	205,666	220,373	92,107	118,079	19,242	—	—	655,467
FHLB advances	243,500	—	—	—	—	15,590	—	259,090
Long-term debt (3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	1,473,560	220,373	92,107	118,079	19,242	15,590	—	1,938,951
Non-interest bearing liabilities	—	—	—	—	—	—	428,517	428,517
Equity	—	—	—	—	—	—	263,762	263,762
Total liabilities and shareholders’ equity	$1,473,560	$220,373	$92,107	$118,079	$19,242	$15,590	$692,279	$2,631,230
Interest sensitivity gap	$(400,780)	$(76,223)	$164,954	$306,282	$185,577	$316,554
Cumulative interest sensitivity gap	$(400,780)	$(477,003)	$(312,049)	$(5,767)	$179,810	$496,364
Cumulative interest sensitivity gap as a percentage of total assets	(15.2)%	(18.1)%	(11.9)%	(0.2)%	6.8%	18.9%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	73%	72%	83%	100%	109%	126%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2012, the Bank was asset sensitive overall, but liability sensitive in the "three months or less," the “more than three months to six months” and the "more than six months to twelve months" periods. The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise in the long term if market interest rates increase and generally fall in the long term if market interest rates decline.

Changes in the mix of interest-earning assets or interest-bearing liabilities can either increase or decrease the net interest margin, without affecting interest rate sensitivity. In addition, the interest rate spread between an earning asset and its funding liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thereby impacting net interest income. This characteristic is referred to as basis risk. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis.

These prepayments may have a significant impact on our net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of our actual exposure to changes in interest rates.

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2012 and December 31, 2011 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

	December 31, 2012		December 31, 2011
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(0.9)%	(24.7)%	7.0%	(23.0)%
+100	(0.3)	(10.8)	4.0	(12.0)
-100	(2.4)	3.2	(1.0)	11.0
-200	(2.0)%	6.7%	(1.0)%	27.0%

(1)	This percentage change represents the impact to net interest income and servicing income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At December 31, 2012, we believe our net interest income was “asset sensitive” because the repricing characteristics were such that an increase in market interest rates would have a slight negative effect on net interest income. A decrease in market interest rates would have a greater negative effect on net interest income because assets would reprice more quickly than liabilities, decreasing revenue. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

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

In order to protect the economic value of our mortgage servicing rights, we employ hedging strategies utilizing derivative financial instruments including forward interest rate swaps, options on interest rate swap contracts and commitments to purchase mortgage backed securities. We utilize these instruments as economic hedges and changes in the fair value of these instruments are recognized in current income as a component of mortgage servicing income. Our mortgage servicing rights hedging policy requires management to hedge the impact on the value of our mortgage servicing rights for a low-probability, extreme and sudden increase in interest rates. This policy requires that we hedge estimated losses to a maximum of a $2.0 million loss, subject to the limitations of hedging effectiveness including market risk, basis risk, counterparty credit risk and others.

The following table presents the financial instruments we used for hedging purposes.

	At December 31, 2012
	Notional amount	Fair value		Hedged risk
(in thousands)		Asset derivatives	Liability derivatives	Asset (1) interest rate locks	Asset (1) loans held for sale	Asset (1) MSR	Asset (2) loans held for investment
Forward sale commitments	$1,258,152	$621	$(2,743)	$—	$(2,119)	$(3)	$—
Interest rate lock commitments	734,762	22,548	(20)	22,528	—	—	—
Interest rate swaps	361,892	538	(9,358)	—	—	(780)	(8,040)
	$2,354,806	$23,707	$(12,121)	$22,528	$(2,119)	$(783)	$(8,040)

(1)	Economic fair value hedge.

(2)	Fair value hedge in accordance with hedge accounting standards.

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
We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP
Seattle, Washington
March 15, 2013

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2012	2011
ASSETS
Cash and cash equivalents (including interest-bearing instruments of $12,414 and $246,113)	$25,285	$263,302
Investment securities available for sale	416,329	329,047
Loans held for sale (includes $607,578 and $130,546 carried at fair value)	620,799	150,409
Loans held for investment (net of allowance for loan losses of $27,561 and $42,689)	1,308,974	1,300,873
Mortgage servicing rights (includes $87,396 and $70,169 carried at fair value)	95,493	77,281
Other real estate owned	23,941	38,572
Federal Home Loan Bank stock, at cost	36,367	37,027
Premises and equipment, net	15,232	6,569
Accounts receivable and other assets	88,810	61,877
	$2,631,230	$2,264,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$1,976,835	$2,009,755
Federal Home Loan Bank advances	259,090	57,919
Accounts payable and other liabilities	69,686	49,019
Long-term debt	61,857	61,857
	2,367,468	2,178,550
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,382,638 shares and 5,403,498 shares	511	511
Additional paid-in capital	90,189	31
Retained earnings	163,872	81,746
Accumulated other comprehensive income	9,190	4,119
	263,762	86,407
	$2,631,230	$2,264,957

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
Interest income:
Loans	$71,057	$71,794	$85,619
Investment securities available for sale	9,391	6,921	7,676
Other	243	477	550
	80,691	79,192	93,845
Interest expense:
Deposits	16,741	24,815	39,050
Federal Home Loan Bank advances	1,788	3,821	11,682
Securities sold under agreements to repurchase	70	—	11
Long-term debt	1,333	2,046	3,824
Other	16	16	2
	19,948	30,698	54,569
Net interest income	60,743	48,494	39,276
Provision for credit losses	11,500	3,300	37,300
Net interest income after provision for credit losses	49,243	45,194	1,976
Noninterest income:
Net gain on mortgage loan origination and sale activities	210,209	48,467	56,128
Mortgage servicing income	16,121	38,056	26,226
Income from Windermere Mortgage Services Series LLC	4,264	2,119	2,162
(Loss) gain on debt extinguishment	(939)	2,000	(5,458)
Depositor and other retail banking fees	3,062	3,061	3,397
Insurance commissions	743	910	1,164
Gain on sale of investment securities available for sale	1,490	1,102	6,016
Other	2,584	1,490	839
	237,534	97,205	90,474
Noninterest expense:
Salaries and related costs	119,829	53,519	49,816
General and administrative	27,352	18,490	17,456
Legal	1,796	3,360	3,573
Consulting	3,037	2,644	2,761
Federal Deposit Insurance Corporation assessments	3,554	5,534	7,618
Occupancy	8,585	6,764	7,356
Information services	8,867	5,902	5,223
Other real estate owned expense	10,085	30,281	32,197
	183,105	126,494	126,000
Income (loss) before income taxes	103,672	15,905	(33,550)
Income tax expense (benefit)	21,546	(214)	697
NET INCOME (LOSS)	$82,126	$16,119	$(34,247)
Basic income (loss) per share	$6.17	$2.98	$(6.34)
Diluted income (loss) per share	$5.98	$2.80	$(6.34)
Basic weighted average number of shares outstanding	13,312,939	5,403,498	5,403,498
Diluted weighted average number of shares outstanding	13,739,398	5,748,342	5,403,498

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss)	$82,126	$16,119	$(34,247)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities:
Unrealized holding gain (loss) arising during year (net of tax expense of $3,098, $0 and $0)	6,039	12,587	(1,604)
Reclassification adjustment for net gains included in net income (net of tax expense, of $521, $0 and $0)	(968)	(1,103)	(3,910)
Unrealized losses on cash flow hedges:
Reclassification adjustment for loss included in net income (net of tax expense of $0)	—	—	138
Other comprehensive income (loss)	5,071	11,484	(5,376)
Comprehensive income (loss)	$87,197	$27,603	$(39,623)

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2010	5,403,498	$511	$—	$99,874	$(1,989)	$98,396
Net loss	—	—	—	(34,247)	—	(34,247)
Share-based compensation expense	—	—	16	—	—	16
Other comprehensive loss	—	—	—	—	(5,376)	(5,376)
Balance, December 31, 2010	5,403,498	511	16	65,627	(7,365)	58,789
Net income	—	—	—	16,119	—	16,119
Share-based compensation expense	—	—	15	—	—	15
Other comprehensive income	—	—	—	—	11,484	11,484
Balance, December 31, 2011	5,403,498	511	31	81,746	4,119	86,407
Net income	—	—	—	82,126	—	82,126
Share-based compensation expense	—	—	3,308	—	—	3,308
Common stock issued	8,979,140	—	86,850	—	—	86,850
Other comprehensive income	—	—	—	—	5,071	5,071
Balance, December 31, 2012	14,382,638	$511	$90,189	$163,872	$9,190	$263,762

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,126	$16,119	$(34,247)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization/accretion of discount/premium on loans held for investment, net of additions	(486)	(706)	2,852
Amortization of investment securities	5,686	3,099	5,092
Amortization of intangibles	96	134	201
Accretion of gain on cash flow hedge	—	—	138
Amortization of mortgage servicing rights	2,014	1,487	1,370
Provision for credit losses	11,500	3,300	37,300
Provision for losses on other real estate owned	12,171	27,079	27,459
Depreciation and amortization on premises and equipment	2,739	1,976	2,410
Fair value adjustment of loans held for sale	(24,665)	(5,100)	(272)
Fair value adjustment of foreclosed loans transferred to other real estate owned	(489)	—	—
Origination of mortgage servicing rights	(51,838)	(31,449)	(24,826)
Change in fair value of mortgage servicing rights	31,680	40,000	21,107
Net gain on sale of investment securities	(1,490)	(1,102)	(6,016)
Gain on sale and transfer to other real estate owned	(2,911)	(190)	(573)
Loss (gain) on early retirement of long-term debt	939	(2,000)	5,458
Net deferred income tax (benefit) expense	(5,110)	(16)	7,168
Share-based compensation expense	2,773	15	16
Origination of loans held for sale	(5,173,725)	(1,942,587)	(2,096,886)
Proceeds from sale of loans held for sale	4,728,000	2,009,880	1,958,043
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(28,277)	(15,089)	28,042
Increase (decrease) in accounts payable and other liabilities	17,397	(15,130)	23,122
Net cash (used in) provided by operating activities	(391,870)	89,720	(43,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(285,165)	(308,428)	(645,703)
Proceeds from sale of investment securities	166,187	239,878	693,497
Principal repayments and maturities of investment securities	35,813	62,507	291,939
Proceeds from sale of other real estate owned	49,566	144,646	99,511
Mortgage servicing rights purchased from others	(68)	(87)	(11)
Capital expenditures related to other real estate owned	(4,676)	(958)	(2,050)
Origination of loans held for investment and principal repayments, net	(53,113)	196,080	181,675
Property and equipment purchased, net	(11,402)	(1,758)	(260)
Net cash (used in) provided by investing activities	(102,858)	331,880	618,598

(continued from prior page)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	$(32,920)	$(119,987)	$(202,591)
Proceeds from Federal Home Loan Bank advances	9,924,854	35,068	—
Repayment of Federal Home Loan Bank advances	(9,724,622)	(143,018)	(517,429)
Proceeds from securities sold under agreements to repurchase	424,672	—	40,000
Repayment of securities sold under agreements to repurchase	(424,672)	—	(40,000)
Repurchase of Federal Home Loan Bank stock	660	—	—
Repayment of long-term debt	—	(3,000)	—
Proceeds from stock issuance, net	88,204	—	—
Excess tax benefits related to stock options	535	—	—
Net cash provided by (used in) financing activities	256,711	(230,937)	(720,020)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(238,017)	190,663	(144,464)
CASH AND CASH EQUIVALENTS:
Beginning of year	263,302	72,639	217,103
End of period	$25,285	$263,302	$72,639
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,304	$31,638	$55,120
Federal and state income taxes	26,376	1,115	27
Noncash activities:
Loans held for investment foreclosed and transferred to other real estate owned	51,128	38,694	182,730
Loans originated to finance the sales of other real estate owned	—	750	8,846
Loans transferred from held for investment to held for sale	9,966	—	16,381
Ginnie Mae loans recognized with the right to repurchase, net	$5,674	$(280)	$(5,476)

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company that serves consumers and businesses primarily in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and retail and commercial banking operations. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, Union Street Holdings LLC and Lacey Gateway LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Although these estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Management has made significant estimates in several areas, including the allowance for credit losses (Note 5, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 12, Mortgage Banking Activities), loans held for investment (Note 5, Loans and Credit Quality), investment securities (Note 4, Investment Securities Available for Sale), derivatives (Note 11, Derivatives), other real estate owned (Note 6, Other Real Estate Owned), and taxes (Note 14, Income Taxes). Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

Shares outstanding and per share information presented in this Form 10-K have been adjusted to reflect the 2-for-1 forward stock splits effective on November 5, 2012 and on March 6, 2012, as well as the 1-for-2.5 reverse stock split effective on July 19, 2011.

Correction of Accounting Error

In the fourth quarter of 2012, we identified an error in the fair value measurement of single family loans held for sale that understated the recorded amount of the loans, thereby delaying the recognition of a portion of the secondary marketing gains until the time that the loans are sold, which generally occurs in the month following loan funding.  The correction of this accounting error resulted in an increase to net gain on mortgage loan origination and sale activities and a related increase to loans held for sale in our consolidated statements of operations and consolidated statements of financial condition of $914 thousand, $1.3 million, $1.1 million and $1.3 million in the first, second, third and fourth quarters of this year, respectively. The fourth quarter amount represents a correction of the cumulative effect of the error for prior years, which was immaterial. Accordingly, we have recast the consolidated statements of operations, consolidated statements of financial condition and consolidated statements of cash flows for those periods for these immaterial amounts.

Consolidation

The Company consolidates legal entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest by first evaluating whether an entity is a variable interest entity ("VIE"). If an entity is determined to not be a VIE, it is considered to be a voting interest entity.

Variable Interest Entities

The Company may have variable interests in VIEs arising from debt, equity or other monetary interests in an entity, which change with fluctuations in the fair value of the entity's assets. VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE's economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company's loans held for sale are sold predominantly to government-sponsored enterprises ("GSEs") Fannie Mae, Freddie Mac and Ginnie Mae for the purpose of securitization by the GSEs, who also provide credit enhancement of the loans through certain guarantee provisions. The Company typical retains the right to service the loans. Because of the power of the GSEs over the VIEs that hold the assets from these residential mortgage loan securitizations, the Company is not the primary beneficiary of the VIEs and therefore the VIEs are not consolidated.

The Company performs on-going reassessments of: (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore become subject to the VIE consolidation framework; and (2) whether changes in the facts and circumstances regarding the Company's involvement with a VIE cause the Company's consolidation determination to change.

Voting Interest Entities

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entity's operations. For these types of entities, the Company's determination of whether it has a controlling financial interest is primarily based on the amount of voting equity interests held. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. Investments in entities in which the Company has significant influence over operating and financing decisions (but does not own a majority of the voting equity interests) are accounted for in accordance with the equity method of accounting (which requires the Company to recognize its proportionate share of the entity's net earnings). These investments are generally included in other assets.

The Company may have investments in limited partnerships or limited liability companies. The Company generally consolidates entities where it is the general partner or managing member. However, certain entities may provide limited partners or members the ability to remove the Company as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the limited partners or members have rights to participate in important decisions of the entity. Accordingly, the Company does not consolidate these entities, in which case they are accounted for in accordance with the equity method of accounting. For equity method investments holding real estate acquired in any manner for debts previously contracted with the Company, the investment is included in other real estate owned in the consolidated statements of financial condition and the proportionate share of the entity's net earnings are included in other real estate owned expense in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial instititutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $2.4 million and $3.1 million as of December 31, 2012 and 2011, respectively, is included in accounts receivable and other assets for reinsurance-related reserves.

Investment Securities

Investment securities that we might not hold until maturity are classified as available for sale ("AFS") and are reported at fair value in the statement of financial condition. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as the present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”). Purchase premiums and discounts are recognized in interest income using the effective interest method over the life of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

AFS investment securities in unrealized loss positions are evaluated for other-than-temporary impairment (“OTTI”) at least quarterly. For AFS debt securities, decline in fair value is considered to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security. For AFS equity securities, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its amortized cost basis.

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

For debt securities, the Company measures and recognizes OTTI losses through earnings if (1) the Company has the intent to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In these circumstances, the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the security. For securities that are considered other-than-temporarily-impaired that the Company has the intent and ability to hold in an unrealized loss position, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to other factors, which is recognized as a component of OCI.

For equity securities, the Company recognizes OTTI losses through earnings if the Company intends to sell the security. The Company also considers other relevant factors, including its intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value. Any impairment loss on an equity security is equal to the full difference between the amortized cost basis and the fair value of the security.

Federal Home Loan Bank Stock

As a borrower from the Federal Home Loan Bank of Seattle ("FHLB"), the Company is required to purchase an amount of FHLB stock based our outstanding borrowings with the FHLB. This stock is used as collateral to secure the borrowings from the FHLB and is accounted for as a cost-method investment. FHLB stock is reviewed at least quarterly for possible OTTI, which includes an analysis of the FHLB's cash flows, capital needs and long-term viability.

Loans Held for Sale

Loans originated for sale in the secondary market, which is our principal market, or as whole loan sales are classified as loans held for sale. Management has elected the fair value option for all single family residential loans held for sale and records these loans at fair value. The fair value of loans held for sale is generally based on observable market prices from other loans in the secondary market that have similar collateral, credit, and interest rate characteristics. If quoted market prices are not readily available, the Company may consider other observable market data such as dealer quotes for similar loans or forward sale commitments. In certain cases, the fair value may be based on a discounted cash flow model. Gains and losses from changes in fair value on loans held for sale are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family residential loans classified as held for sale are recognized in earnings.

Multifamily loans held for sale are accounted for at the lower of amortized cost or fair value. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily loans classified as held for sale are deferred at origination and recognized in earnings at the time of sale.

Loans Held for Investment
Loans held for investment are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Deferred fees and costs and premiums and discounts are amortized over the contractual terms of the underlying loans using the constant effective yield (the interest method). Interest on loans is accrued and recognized as interest income at the contractual rate of interest. Loan commitment fees are generally deferred and amortized into noninterest income on a straight-line basis over the commitment period. A determination is made as of the loan commitment date as to whether a loan will be held for sale or held for investment. This determination is based primarily on the type of loan or loan program and its related profitability characteristics.

When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and carried at fair value.
From time to time, the Company will originate loans to facilitate the sale of other real estate owned without a sufficient down payment from the borrower. Such loans are accounted for using the installment method and any gain on sale is deferred.
Nonaccrual Loans
Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off.
All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that are well-secured and in the collection process are maintained on accrual status, even if they are 90 days or more past due. Loans whose repayments are insured by FHA or guaranteed by the VA are maintained on accrual status even if 90 days or more past due.
Impaired Loans
A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan agreement. Factors considered by management in determining whether a loan is impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.
Troubled Debt Restructurings
A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration.
TDRs are designated as impaired because interest and principal payments will not be received in accordance with original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR and impaired regardless of the accrual or performance status until the loan is paid off.
Allowance for Credit Losses

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses. The allowance for credit losses is maintained at a level that, in management's judgment, is appropriate to cover losses inherent within the Company’s loans held for investment portfolio, including unfunded credit commitments, as of the balance sheet date. The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

The loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolio segments, the consumer loan portfolio segment and the commercial loan portfolio segment. These two segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the overall loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and utilizes such information in our evaluation of the adequacy of the allowance for credit losses. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio segment.

Consumer Loan Portfolio Segment

The consumer loan portfolio segment is comprised of the single family residential and home equity loan classes, which are underwritten after evaluating a borrower’s capacity, credit, and collateral. Capacity refers to a borrower’s ability to make payments on the loan. Several factors are considered when assessing a borrower’s capacity, including the borrower’s employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

Commercial Loan Portfolio Segment

The commercial loan portfolio segment is comprised of the commercial real estate, multifamily residential, construction/land development and commercial business loan classes, whose underwriting standards consider the factors described for single family residential and home equity loan classes as well as others when assessing the borrower’s and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.

Loan loss Measurement

Allowance levels are influenced by loan volumes, loan asset quality ratings ("AQR") migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions. The methodology for evaluating the adequacy of the allowance for loan losses has two basic components: first, an asset-specific component involving the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a formula-based component for estimating probable principle losses for all other loans

Impaired loans

When a loan is identified as impaired, impairment is measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded investment balance of the loan. For impaired loans, we recognize impairment if we determine that the net realizable value of the impaired loan is less than the recorded investment of the loan (net of previous charge-offs and deferred loan fees and costs), except when the sole remaining source of collection is the underlying collateral. In these cases impairment is measured as the difference between the recorded investment balance of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for impaired loans are updated every six months, either from external third parties or in-house certified appraisers. A third party appraisal is required at least annually. Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Once the impairment amount is determined an asset-specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectable, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

Estimate of Probable Loan Losses

In estimating the formula-based component of the allowance for loan losses, loans are segregated into homogeneous loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration.

In determining the allowance for loan losses we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and AQR or delinquency bucket. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets using one-year analysis periods, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

The formula-based component of the allowance for loan losses also considers qualitative factors for each loan class, including the following changes in: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateral-dependent loans. Additional factors include (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

Unfunded Loan Commitments

The Company maintains a separate allowance for losses on unfunded loan commitments, which is included in accounts payable and other liabilities on the consolidated statements of financial condition. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to an estimate of the unfunded commitments liability for each loan type.

Other Real Estate Owned

Other real estate owned represents real estate acquired for debts previously contracted with the Company, generally through the foreclosure of loans. In certain cases, such as foreclosures on loans involving both the Company and other participating lenders, other real estate owned may be held in the form of an investment in an unconsolidated legal entity that is in-substance real estate. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to other real estate owned, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for loan losses. The Company allows up to 90 days after foreclosure to finalize determination of net realizable value. Subsequent declines in net realizable value identified from the ongoing analysis of such properties are recognized in current period earnings within noninterest expense as a provision for losses on other real estate owned. The net realizable value of these assets is reviewed and updated at least every six months depending on the type of property, or more frequently as circumstances warrant.

As part of our subsequent events analysis process, we review updated independent third-party appraisals received and internal collateral valuations received subsequent to the reporting period-end to determine whether the fair value of loan collateral or OREO has changed. Additionally, we review agreements to sell OREO properties executed prior to and subsequent to the reporting period-end to identify changes in the fair value of OREO properties. If we determine that current valuations have changed materially from the prior valuations, we record any additional loan impairments or adjustments to OREO carrying values as of the end of the prior reporting period.

From time to time the Company may elect to accelerate the disposition of certain OREO properties in a time frame faster than the expected marketing period assumed in the appraisal supporting our valuation of such properties. At the time a property is identified and the decision to accelerate its disposition is made, that property’s underlying fair value is re-measured. Generally, to achieve an accelerated time frame in which to sell a property, the price that the Company is willing to accept for the disposition of the property decreases. Accordingly, the net realizable value of these properties is adjusted to reflect this change in valuation. Any resulting downward valuation adjustments are recorded in earnings at the time the property is identified and the decision to accelerate its disposition is made and any future changes in net realizable value are measured based on the accelerated time frame.

Mortgage Servicing Rights

We initially record all mortgage servicing rights ("MSRs") at fair value. For subsequent measurement of MSRs, accounting standards permit the election of either fair value or the lower of amortized cost or fair value. Management has elected to account for single family MSRs at fair value during the life of the MSR, with changes in fair value recorded through current period earnings. Fair value adjustments encompass market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. We account for multifamily MSRs at the lower of amortized cost or fair value.

MSRs are recorded as separate assets on our consolidated statements of financial condition upon purchase of the rights or when we retain the right to service loans that we have sold. Net gains on mortgage loan origination and sale activities depend, in part, on the initial fair value of MSRs, which is based on a discounted cash flow model.

Mortgage servicing income includes the changes in fair value over the reporting period of both our single family MSRs and the derivatives used to economically hedge our single family MSRs. Subsequent fair value measurements of single family MSRs, which are not traded in an active market with readily observable market prices, are determined by considering the present value of estimated future net servicing cash flows. Changes in the fair value of single family MSRs result from changes in (1) model inputs and assumptions and (2) modeled amortization, representing the collection and realization of expected cash flows and curtailments over time. The significant model inputs used to measure the fair value of single family MSRs include assumptions regarding market interest rates, projected prepayment speeds, discount rates, estimated costs of servicing and other income and additional expenses associated with the collection of delinquent loans.

Market expectations about loan duration, and correspondingly the expected term of future servicing cash flows, may vary from time to time due to changes in expected prepayment activity, especially when interest rates rise or fall. Market expectations of increased loan prepayment speeds may negatively impact the fair value of the single family MSRs. Fair value is also dependent on the discount rate used in calculating present value, which is imputed from observable market activity and market participants. Management reviews and adjusts the discount rate on an ongoing basis. An increase in the discount rate would reduce the estimated fair value of the single family MSRs asset.

For further information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 12, Mortgage Banking Operations.

Investment in Windermere Mortgage Services Series LLC

HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), a wholly owned and consolidated subsidiary of the Bank, has an affiliated business arrangement with Windermere Real Estate, Windermere Mortgage Services Series Limited Liability Company ("WMS LLC"). The Company and Windermere Real Estate each have 50% control over the governance of WMS LLC. The operations of WMS LLC, which is subdivided into 31 individual operating series, are recorded using the equity method of accounting. The Company recognizes its proportionate share of the results of operations of WMS LLC as income from Windermere Mortgage Services Series LLC in noninterest income within the Company's consolidated statements of operations.

The Company has determined that WMS LLC is not a VIE and further does not consolidate WMS LLC under the voting interest model. The 31 individual operating series, which are divisions of WMS LLC that are allocated assets and liabilities and allow certain forms of legal isolation, are not considered to be stand-alone subsidiary legal entities for purposes of applying the consolidation guidance under U.S. GAAP. As a result, the 31 individual operating series are not considered to be VIEs based on the determination that WMS LLC is not a VIE. The investment is reviewed for possible other-than-temporary impairment quarterly, or more frequently if warranted. The review typically includes an analysis of facts and circumstances of the investment and expectations regarding the investment’s future cash flows. The Company has not recorded other-than-temporary impairment on this investment.

Equity method investment income from WMS LLC was $4.0 million, $2.3 million, and $1.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company’s investment in WMS LLC was $3.3 million and $3.9 million, which is included in accounts receivable and other assets at December 31, 2012 and 2011, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income/(loss) of $279 thousand, $(152) thousand, and $345 thousand for the years ended December 31, 2012, 2011, and 2010, respectively. Income related to WMS LLC, including equity method investment income and contracted services, is classified as income from Windermere Mortgage Services Series LLC in noninterest income within the consolidated statements of operations.

The Company provides a $25.0 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $19.5 million and $2.7 million at December 31, 2012, and 2011, respectively. The highest outstanding balance of the secured line of credit was $24.5 million and $14.9 million during 2012 and 2011, respectively. The line of credit matures July 1, 2013.

Premises and Equipment

Furniture and equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization and depreciated or amortized over the shorter of the useful life of the related asset or the term of the lease, generally 3 to 15 years, using the straight-line method. Management periodically evaluates furniture and equipment and leasehold improvements for impairment.

Trust Preferred Securities ("TruPS")

TruPS allow investors the ability to invest in junior subordinated debentures of the Company, which provide the Company with long-term financing. The transaction begins with the formation of a VIE established as a trust by the Company. This trust issues two classes of securities: common securities, all of which are purchased and held by the Company and recorded in other assets on the consolidated statements of financial position, and TruPS, which are sold to third-party investors. The trust holds subordinated debentures (debt) issued by the Company, which the Company records in long-term debt on the consolidated statement of financial position. The trust finances the purchase the subordinated debentures with the proceeds from the sale of its common and preferred securities.

The junior subordinated debentures are the sole assets of the trust, and the coupon rate on the debt mirrors the dividend payment on the preferred security. The Company also has the right to defer interest payments for up to five years and has the right to call the preferred securities. These preferred securities are non-voting and do not have the right to convert to shares of the issuer. The trust's common equity securities issued to the Company are not considered to be equity at risk because the equity securities were financed by the trust through the purchase of the debentures from the Company. As a consequence, the Company holds no variable interest in the trust, and therefore, is not the trust's primary beneficiary.

Securities Sold Under Agreements to Repurchase

From time to time, the Company may enter into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are accounted for as secured financing arrangements with the obligation to repurchase securities sold reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in investment securities available for sale.

Income Taxes

In establishing an income tax provision, management applies judgment and interpretations about the application of complex tax laws, which includes making estimates about when certain items will affect future taxable income. Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, a deferred tax asset or liability is determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized through the provision for income taxes in the period that includes the enactment date.

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

Derivatives and Hedging Activities

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights, the Company utilizes derivatives, such as forward sale commitments, interest rate futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy.

All free-standing derivatives are required to be recorded on the consolidated statements of financial condition at fair value. As permitted under U.S. GAAP, the Company nets derivative assets and liabilities, and related collateral, when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. The accounting for changes in fair value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The Company does not use derivatives for trading purposes.

Before initiating a position where hedge accounting treatment is desired, the Company formally documents the relationship between the hedging instrument(s) and the hedged item(s), as well as its risk management objective and strategy.

For derivative instruments qualifying for hedge accounting treatment, the instrument is designed as either: (1) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), or (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a cash flow hedge).

Derivatives where the Company has not attempted to achieve or attempted but did not achieve hedge accounting treatment are referred to as economic hedges. The changes in fair value of these instruments are recorded in our consolidated statements of operations in the period in which the change occurs.

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

Interest rate lock commitments ("IRLCs") for single family mortgage loans that we intend to sell are considered free-standing derivatives. For determining the fair value measurement of IRLCs we consider several factors including the fair value in the secondary market of the underlying loan resulting from the exercise of the commitment, the expected net future cash flows related to the associated servicing of the loan and the probability that the loan will not fund according to the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates. Management uses forward sales commitments to hedge the interest rate exposure from IRLCs. A forward loan sale commitment protects the Company from losses on sales of loans arising from the exercise of the loan commitments by securing the ultimate sales price and delivery date of the loan. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline it wants to hedge economically. Unrealized and realized gains and losses on derivative contracts utilized for economically hedging the mortgage pipeline are recognized as part of the net gain on mortgage loan origination and sale activities within noninterest income.

The Company is exposed to credit risk if derivative counterparties to derivative contracts do not perform as expected. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, as appropriate.

Share-Based Employee Compensation

The Company has share-based employee compensation plans as more fully discussed in Note 16, Share-Based Compensation Plans. Under the accounting guidance for stock compensation, compensation expense recognized includes the cost for share-based awards, such as nonqualified stock options and restricted stock grants, which are recognized as compensation expense over the requisite service period (generally the vesting period) on a straight line basis. For stock awards that vest upon the satisfaction of a market condition, the Company estimates the service period over which the award is expected to vest. If all conditions to the vesting of an award are satisfied prior to the end of the estimated vesting period, any unrecognized compensation costs associated with the portion of the award that vested earlier than expected are immediately recognized in earnings.

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models, used for estimating fair value. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument’s fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation. See Note 17, Fair Value Measurement.

Commitments, Guarantees, and Contingencies

U.S. GAAP requires that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. A guarantee is a contract that contingently requires the guarantor to pay a guaranteed party based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Company initially records guarantees at the inception date fair value of the obligation assumed and records the amount in other liabilities. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Company’s risk is reduced (i.e., over time as the Company's exposure is reduced or when the indemnification expires).

Contingent liabilities, including those that exists as a result of a guarantee or indemnification, are recognized when it becomes probable that a loss has been incurred and the amount of the loss is reasonably estimable. The contingent portion of a guarantee is not recognized if the estimated amount of loss is less than the carrying amount of the liability recognized at inception of the guarantee (as adjusted for any amortization).

The Company typically sells loans servicing retained in either a pooled loan securitization transaction with a GSE, a whole loan sale to a GSE, or much less frequently a whole loan sale to market participants such as other financial institutions, who purchase the loans for investment purposes or include them in a private label securitization transaction, or the loans are pooled and sold into a conforming loan securitization with a government-sponsored enterprise (“GSE”), provided loan origination parameters conform to GSE guidelines. Substantially all of the Company’s loan sales are pooled loan securitization transactions with GSEs. These conforming loan securitizations are guaranteed by GSEs, such as Fannie Mae, Ginnie Mae and Freddie Mac.

The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. These obligations expose the Company to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance that it may receive. Generally, the maximum amount of future payments the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. See Note 13, Commitments, Guarantees, and Contingencies.

The Company sells multifamily loans through the Fannie Mae Delegated Underwriting and Servicing Program ("DUS"®) (DUS® is a registered trademark of Fannie Mae.) that are subject to a credit loss sharing arrangement. The Company may also from time to time sell loans with recourse. When loans are sold with recourse or subject to a loss sharing arrangement, a liability is recorded based on the estimated fair value of the obligation under the accounting guidance for guarantees. These liabilities are included within other liabilities. See Note 13, Commitments, Guarantees, and Contingencies.

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding, plus the effect of common stock equivalents (for example, stock options and unvested restricted stock). Stock options issued under stock-based compensation plans that have an antidilutive effect and shares of restricted stock whose vesting is contingent upon conditions that have not been satisfied at the end of the period are excluded from the computation of diluted EPS. Weighted average common shares outstanding include shares held by the Company’s Employee Stock Ownership Plan. Shares outstanding and per share information presented in the consolidated financial statements have been adjusted to reflect the 2-for-1 forward stock splits effective on November 5, 2012 and on March 6, 2012, as well as the 1-for-2.5 reverse stock split effective on July 19, 2011.

Business Segments

The Company has identified four lines of business as its operating segments based on product type and customer characteristics: Community Banking, Single Family Lending, Income Property Lending, and Residential Construction Lending. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management's view of the Company's operations. If the management structure and/or the allocation process changes, allocations, transfers, and assignments may change. See Note 19, Business Segments.

Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends requirements for measuring fair value and for disclosing information about fair value. The Company adopted the amendments in this ASU effective January 1, 2012, which did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about certain assets and liabilities that are subject to legally enforceable master netting or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the enhanced disclosure requirements applies only to derivative instruments, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The application of this guidance, which is effective in the first quarter of 2013, will only affect the disclosure of these instruments and will have no impact on the Company’s consolidated statements of financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which modifies the presentation of accumulated other comprehensive income in the financial statements. Among other things, the ASU requires (with certain exceptions) the presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the line items on the consolidated statement of operations affected by the reclassification. For public companies the guidance is effective for interim and annual reporting periods beginning after December 15, 2012. The application of this guidance will only affect the presentation of the Company's financial statements and will have no impact on the consolidated statements of financial condition or results of operations.

NOTE 2 – SIGNIFICANT RISKS AND UNCERTAINTIES:

Our earnings are dependent on our ability to originate loans and either sell them into the secondary market or hold them in our loan portfolio and collect principal and interest as they come due. When loans become nonperforming or their ultimate collection is in doubt, our income is adversely affected. Our ability to sustain profitability will depend significantly on our loan production and our ability to manage the credit quality of our loan portfolio.

For the twelve months ended December 31, 2012, 2011 and 2010, substantially all the Company’s loan production represented single family mortgages designated for sale. Single family mortgage loans originated predominantly conform to government-sponsored enterprise underwriting standards. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. For further information on the mortgage repurchase liability, see Note 13, Commitments, Guarantees and Contingencies.

Credit Quality

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected in the allowance for credit losses. Allowance levels are influenced by loan volumes, loan AQR or delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions.

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

The credit risk management process is governed centrally. The overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling and loan review, quality control and audit processes. In addition, we have an independent loan review function that reports to the Credit Committee of our Board of Directors ("Credit Committee"), and internal auditors and regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

The Chief Credit Officer's primary responsibilities include directing the activities of the credit risk management function as it relates to the loan portfolio, overseeing loan portfolio performance and ensuring compliance with established credit policies, standards and limits, determining the reasonableness of our allowance for loan losses, reviewing and approving large credit exposures and delegating credit approval authorities. Senior credit administrators who oversee the lines of business have both transaction approval authority and governance authority for the approval of procedures within established policies, standards and limits. The Chief Credit Officer reports directly to the President and Chief Executive Officer.

The Company's Loan Committee (the "Loan Committee"), established by the Credit Committee of the Company's Board of Directors, provides direction and oversight within our risk management framework. The Loan Committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Loan Committee periodically approves credits larger than the Chief Credit Officer's or Chief Executive Officer's individual approval authorities allow. The members of the Loan Committee are the Chief Executive Officer and Chief Credit Officer.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii.
At December 31, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 40.4% and 22.5% of the total portfolio, respectively. At December 31, 2011 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.4%, 23.8% and 11.1% of the total portfolio, respectively. These loans were mostly located within the metropolitan area of Puget Sound, particularly within King County.

Regulatory Agreements

On March 26, 2012 the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“WDFI”) terminated the cease and desist order for the Bank (“Bank Order”), dated May 8, 2009 and the Bank Order was replaced with a memorandum of understanding ("MOU"). On December 27, 2012, the Bank was notified by the FDIC and the WDFI that the Bank had taken appropriate corrective actions to address the MOU and consequently the Bank's MOU was terminated effective December 27, 2012. The Bank is no longer considered a “troubled institution” and is now considered “well-capitalized” within the meaning of the FDIC's prompt corrective action rules. The Company remains under a cease and desist order (the “Company Order”) supervised by the Federal Reserve.

NOTE 3–REGULATORY CAPITAL REQUIREMENTS:

HomeStreet, Inc., as a unitary savings and loan holding company, is not subject to minimum regulatory capital requirements. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2012 the Bank's capital ratios meet the regulatory capital category of “well capitalized” as defined by the FDIC's prompt corrective action rules.

The Bank’s actual capital amounts and ratios are included in the following table:

(in thousands)	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012
Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05	63,596	4.0	95,394	6.0
Total risk-based capital (to risk-weighted assets)	$306,934	19.31%	$127,192	8.0%	$158,991	10.0%
At December 31, 2011
Tier 1 leverage capital (to average assets)	$135,383	6.04%	$89,705	4.0%	$112,132	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	135,383	9.88	54,814	4.0	82,220	6.0
Total risk-based capital (to risk-weighted assets)	$152,829	11.15%	$109,627	8.0%	$137,034	10.0%

At periodic intervals, the FDIC and the WDFI routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
At December 31, 2012:
Mortgage backed securities:
Residential	$62,847	$223	$(217)	$62,853
Commercial	13,720	660	—	14,380
Municipal bonds(1)	123,695	5,574	(94)	129,175
Collateralized mortgage obligations:
Residential	163,981	6,333	(115)	170,199
Commercial	8,983	60	—	9,043
US Treasury	30,670	11	(2)	30,679
	$403,896	$12,861	$(428)	$416,329
At December 31, 2011:
Commercial mortgage backed securities	$13,941	$542	$—	$14,483
Municipal bonds(1)	48,948	728	(92)	49,584
Collateralized mortgage obligations:
Residential	220,418	3,119	(147)	223,390
Commercial	10,081	—	(11)	10,070
US Treasury	31,540	3	(23)	31,520
	$324,928	$4,392	$(273)	$329,047

(1)
Comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2012 and 2011, substantially all bonds were rated; no bonds were rated below “A.”

Mortgage-backed securities and collateralized mortgage obligations represent securities issued by GSEs. Each of the mortgage-backed securities ("MBS") and the collateralized mortgage obligations ("CMO") in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Substantially all securities held are rated and considered at least investment grade, according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”).

Investment securities that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
At December 31, 2012:
Mortgage backed securities:
Residential	$(217)	$18,121	$—	$—	$(217)	$18,121
Commercial	—	—	—	—	—	—
Municipal bonds	(94)	4,212	—	—	(94)	4,212
Collateralized mortgage obligations:
Residential	(115)	13,883	—	—	(115)	13,883
Commercial	—	—	—	—	—	—
US Treasury securities	—	—	(2)	10,238	(2)	10,238
	$(426)	$36,216	$(2)	$10,238	$(428)	$46,454
At December 31, 2011:
Municipal bonds	$—	—	$(92)	$1,095	$(92)	$1,095
Collateralized mortgage obligations
Residential	(147)	37,807	—	—	(147)	37,807
Commercial	(11)	10,070	—	—	(11)	10,070
US Treasury securities	(23)	27,510	—	—	(23)	27,510
	$(181)	$75,387	$(92)	$1,095	$(273)	$76,482

The Company has evaluated securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company- or industry-specific credit event. The Company anticipates full recovery of the amortized cost of these securities at maturity or sooner in the event of a more favorable market interest rate environment and does not intend to sell nor expect that it will be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods indicated below. Contractual maturities for mortgage-backed securities and collateralized mortgage obligations as presented exclude the effect of expected prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At December 31, 2012
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale:
Mortgage-backed securities:
Residential	$—	—	$—	—	$—	—	$62,853	2.81%	$62,853	2.81%
Commercial	—	—	—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64%	113,502	4.66	129,175	4.53
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
Agency	—	—	—	—	—	—	—	—	—	—
U.S. Treasury securities	30,679	0.23%	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

	At December 31, 2011
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Available for sale:
Commercial mortgage backed securities	$—	—	$—	—	$—	—	$14,483	3.23%	$14,483	3.23%
Municipal bonds	—	—	—	—	2,450	2.95%	47,134	4.65	49,584	4.56
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	223,390	2.70	223,390	2.70
Commercial	—	—	—	—	—	—	10,070	2.06	10,070	2.06
U.S. Treasury securities	4,010	0.23%	27,510	0.24%	—	—	—	—	31,520	0.24
Total available for sale	$4,010	0.23%	$27,510	0.24%	$2,450	2.95%	$295,077	3.02%	$329,047	2.75%

Sales of investment securities available for sale were as follows.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Proceeds	$166,187	$239,878	$693,497
Gross gains	1,921	1,378	6,016
Gross losses	(431)	(276)	—

There were $51.9 million in investment securities pledged to secure advances from the FHLB at December 31, 2012 and no securities pledged to secure advances from the FHLB at December 31, 2011. At December 31, 2012 and 2011, there were $18.6 million and $22.5 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale totaling $4.3 million, $401 thousand, and $349 thousand for the years ended December 31, 2012, 2011, and 2010, respectively, were recorded in the Company’s consolidated statements of operations.

NOTE 5–LOANS AND CREDIT QUALITY:

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2012	2011
Consumer loans
Single family residential	$673,865	$496,934
Home equity	136,746	158,936
	810,611	655,870
Commercial loans
Commercial real estate	361,879	402,139
Multifamily residential	17,012	56,379
Construction/land development	71,033	173,405
Commercial business	79,576	59,831
	529,500	691,754
	1,340,111	1,347,624
Net deferred loan fees and discounts	(3,576)	(4,062)
	1,336,535	1,343,562
Allowance for loan losses	(27,561)	(42,689)
	$1,308,974	$1,300,873

The Company's portfolio of loans held for investment is divided into two portfolio segments, consumer loans and commercial loans, which are the same segments used to determine the allowance for loan losses.  Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family residential and home equity loans within the consumer loan portfolio segment and commercial real estate, multifamily residential, construction/land development and commercial business loans within the commercial loan portfolio segment.

Loans, which totaled $469.8 million and $490.4 million at December 31, 2012 and 2011, respectively, are pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans.

It is the Company’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2012 and 2011 with respect to such aggregate loans to these related parties and their associates:

	Year Ended December 31,
(in thousands)	2012	2011
Beginning balance, January 1	$5,869	$5,940
New loans	5,982	—
Principal repayments and advances, net	(88)	(71)
Ending balance, December 31	$11,763	$5,869

Credit Quality

Management considers the level of allowance for credit losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2012. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments which is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

Activity in the allowance for credit losses is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of period	$42,800	$64,566	$110,422
Provision for credit losses	11,500	3,300	37,300
(Charge-offs), net of recoveries	(26,549)	(25,066)	(83,156)
Balance, end of period	$27,751	$42,800	$64,566
Components:
Allowance for loan losses	$27,561	$42,689	$64,177
Allowance for unfunded commitments	190	111	389
Allowance for credit losses	$27,751	$42,800	$64,566

For the year ended December 31, 2012, activity in the allowance for credit losses by loan portfolio segment and loan class is as follows:

(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance
Consumer loans
Single family residential	$10,671	$(5,939)	$657	$7,999	$13,388
Home equity	4,623	(4,264)	631	3,658	4,648
	15,294	(10,203)	1,288	11,657	18,036
Commercial loans
Commercial real estate	4,321	(4,253)	259	4,985	5,312
Multifamily residential	335	—	10	277	622
Construction/land development	21,237	(14,861)	1,042	(5,838)	1,580
Commercial business	1,613	(558)	727	419	2,201
	27,506	(19,672)	2,038	(157)	9,715
Total allowance for credit losses	$42,800	$(29,875)	$3,326	$11,500	$27,751

For the year ended December 31, 2011, activity in the allowance for credit losses by loan portfolio segment and loan class is as follows.

(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance
Consumer loans
Single family residential	$11,977	$(8,347)	$208	$6,833	$10,671
Home equity	4,495	(5,062)	132	5,058	4,623
	16,472	(13,409)	340	11,891	15,294
Commercial loans
Commercial real estate	10,060	(817)	—	(4,922)	4,321
Multifamily residential	1,795	—	—	(1,460)	335
Construction/land development	33,478	(16,890)	6,274	(1,625)	21,237
Commercial business	2,761	(828)	264	(584)	1,613
	48,094	(18,535)	6,538	(8,591)	27,506
Total allowance for credit losses	$64,566	$(31,944)	$6,878	$3,300	$42,800

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology as of December 31, 2012:

(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total
Consumer loans
Single family residential	$11,212	$2,176	$13,388	$599,538	$74,327	$673,865
Home equity	4,611	37	4,648	133,026	3,720	136,746
	15,823	2,213	18,036	732,564	78,047	810,611
Commercial loans
Commercial real estate	3,682	1,630	5,312	334,406	27,473	361,879
Multifamily residential	106	516	622	13,791	3,221	17,012
Construction/land development	1,092	488	1,580	58,129	12,904	71,033
Commercial business	680	1,521	2,201	77,256	2,320	79,576
	5,560	4,155	9,715	483,582	45,918	529,500
Total	$21,383	$6,368	$27,751	$1,216,146	$123,965	$1,340,111
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology as of December 31, 2011:

(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total
Consumer loans
Single family residential	$9,756	$915	$10,671	$437,264	$59,670	$496,934
Home equity	4,111	512	4,623	155,997	2,939	158,936
	13,867	1,427	15,294	593,261	62,609	655,870
Commercial loans
Commercial real estate	4,051	270	4,321	366,914	35,225	402,139
Multifamily residential	320	15	335	47,933	8,446	56,379
Construction/land development	4,668	16,569	21,237	103,462	69,943	173,405
Commercial business	1,177	436	1,613	58,689	1,142	59,831
	10,216	17,290	27,506	576,998	114,756	691,754
Total	$24,083	$18,717	$42,800	$1,170,259	$177,365	$1,347,624

The Company had 167 impaired relationships totaling $124.0 million at December 31, 2012, and 145 impaired relationships totaling $177.4 million at December 31, 2011. The increase in the number of impaired loan relationships at December 31, 2012 from 2011 is primarily due to an increase in the number of single family residential impaired loans, partially offset by a decline in the number of commercial construction/land development impaired loans. Impaired loans totaling $70.4 million, $82.5 million, and $71.8 million had a valuation allowance of $6.4 million, $18.7 million, and $18.1 million at December 31, 2012, 2011, and 2010, respectively. Interest payments on impaired loans, applied against loan principal or recognized as interest income, of $5.7 million, $4.7 million, and $5.3 million was recorded for cash payments received during the years ended December 31, 2012, 2011, and 2010, respectively.

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2012
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance
With no related allowance recorded:
Consumer loans
Single family residential	$28,202	$29,946	$—
Home equity	2,728	3,211	—
	30,930	33,157	—
Commercial loans
Commercial real estate	10,933	12,445	—
Multifamily residential	508	508	—
Construction/land development	11,097	20,990	—
Commercial business	147	162	—
	22,685	34,105	—
	$53,615	$67,262	$—
With an allowance recorded:
Consumer loans
Single family residential	$46,125	$47,553	$2,176
Home equity	992	1,142	37
	47,117	48,695	2,213
Commercial loans
Commercial real estate	16,540	16,540	1,630
Multifamily residential	2,713	2,891	516
Construction/land development	1,807	1,807	488
Commercial business	2,173	2,287	1,521
	23,233	23,525	4,155
	$70,350	$72,220	$6,368
Total:
Consumer loans
Single family residential	$74,327	$77,499	$2,176
Home equity	3,720	4,353	37
	78,047	81,852	2,213
Commercial loans
Commercial real estate	27,473	28,985	1,630
Multifamily residential	3,221	3,399	516
Construction/land development	12,904	22,797	488
Commercial business	2,320	2,449	1,521
	45,918	57,630	4,155
	$123,965	$139,482	$6,368

	At December 31, 2011
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance
With no related allowance recorded:
Consumer loans
Single family residential	$23,617	$23,859	$—
Home equity	1,353	1,358	—
	24,970	25,217	—
Commercial loans
Commercial real estate	34,444	36,224	—
Multifamily residential	7,938	8,585	—
Construction/land development	27,019	36,781	—
Commercial business	454	1,305	—
	69,855	82,895	—
	$94,825	$108,112	$—
With an allowance recorded:
Consumer loans
Single family residential	$36,053	$36,323	$914
Home equity	1,586	1,629	512
	37,639	37,952	1,426
Commercial loans
Commercial real estate	781	1,777	271
Multifamily residential	508	508	15
Construction/land development	42,924	46,527	16,569
Commercial business	688	1,017	436
	44,901	49,829	17,291
	$82,540	$87,781	$18,717
Total:
Consumer loans
Single family residential	$59,670	$60,182	$914
Home equity	2,939	2,987	512
	62,609	63,169	1,426
Commercial loans
Commercial real estate	35,225	38,001	271
Multifamily residential	8,446	9,093	15
Construction/land development	69,943	83,308	16,569
Commercial business	1,142	2,322	436
	114,756	132,724	17,291
	$177,365	$195,893	$18,717

(1)	Net book balance, includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not includes partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The following table provides the average recorded investment in impaired loans by portfolio segment and class for the years ended December 31, 2012 and 2011. Information related to interest income recognized on average impaired loan balances is not included as it is not operationally practicable to derive this.

	Year Ended December 31,
(in thousands)	2012	2011
Consumer loans
Single family residential	$68,439	$41,473
Home equity	2,974	2,592
	71,413	44,065
Commercial loans
Commercial real estate	32,246	33,177
Multifamily residential	5,854	8,140
Construction/land development	37,506	72,855
Commercial business	1,567	2,440
	77,173	116,612
	$148,586	$160,677

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable regulations. The Company’s internal AQR grading scale is comprised of 10 grades. Each individual loan is given an internal risk rating scale from 1 through 10. A brief description of these grades is as follows:

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

On the basis of a review as of December 31, 2012, management identified and graded $176.2 million of loans as Watch, $85.8 million of loans as Special Mention, $62.3 million of loans as Substandard, and none of these loans as Doubtful or Loss; all remaining loans were graded Pass. When referring to ‘adversely classified assets’, such assets include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned. The total amount of adversely classified assets was $86.3 million and $188.2 million as of December 31, 2012 and 2011, respectively.

The following table presents designated loan grades by loan portfolio segment and loan class as of December 31, 2012 and 2011:

(in thousands)	Pass	Watch	Special mention	Substandard	Total
At December 31, 2012
Consumer loans
Single family residential	$565,312	$55,768	$27,599	$25,186	$673,865
Home equity	131,246	1,337	1,193	2,970	136,746
	696,558	57,105	28,792	28,156	810,611
Commercial loans
Commercial real estate	217,370	102,353	17,931	24,225	361,879
Multifamily residential	12,222	1,569	3,221	—	17,012
Construction/land development	21,540	7,243	35,368	6,882	71,033
Commercial business	68,134	7,914	462	3,066	79,576
	319,266	119,079	56,982	34,173	529,500
	$1,015,824	$176,184	$85,774	$62,329	$1,340,111
At December 31, 2011
Consumer loans
Single family residential	$395,736	$43,682	$45,412	$12,104	$496,934
Home equity	153,916	500	2,056	2,464	158,936
	549,652	44,182	47,468	14,568	655,870
Commercial loans
Commercial real estate	188,885	114,010	52,456	46,788	402,139
Multifamily residential	19,383	28,550	508	7,938	56,379
Construction/land development	29,212	19,573	46,019	78,601	173,405
Commercial business	38,851	12,462	6,818	1,700	59,831
	276,331	174,595	105,801	135,027	691,754
	$825,983	$218,777	$153,269	$149,595	$1,347,624

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class as of December 31, 2012 and 2011:

(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)
At December 31, 2012
Consumer loans
Single family residential	$11,916	$4,732	$53,962	$70,610	$603,255	$673,865	$40,658
Home equity	787	242	2,970	3,999	132,747	136,746	—
	12,703	4,974	56,932	74,609	736,002	810,611	40,658
Commercial loans
Commercial real estate	—	—	6,403	6,403	355,476	361,879	—
Multifamily residential	—	—	—	—	17,012	17,012	—
Construction/land development	—	—	5,042	5,042	65,991	71,033	—
Commercial business	—	—	2,173	2,173	77,403	79,576	—
	—	—	13,618	13,618	515,882	529,500	—
	$12,703	$4,974	$70,550	$88,227	$1,251,884	$1,340,111	$40,658
At December 31, 2011
Consumer loans
Single family residential	$7,694	$8,552	$47,861	$64,107	$432,827	$496,934	$35,757
Home equity	957	500	2,464	3,921	155,015	158,936	—
	8,651	9,052	50,325	68,028	587,842	655,870	35,757
Commercial loans
Commercial real estate	—	—	10,184	10,184	391,955	402,139	—
Multifamily residential	—	—	2,394	2,394	53,985	56,379	—
Construction/land development	9,916	—	48,387	58,303	115,102	173,405	—
Commercial business	—	—	951	951	58,880	59,831	—
	9,916	—	61,916	71,832	619,922	691,754	—
	$18,567	$9,052	$112,241	$139,860	$1,207,764	$1,347,624	$35,757

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following table presents performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer loans
Single family residential	$660,561	$13,304	$673,865
Home equity	133,776	2,970	136,746
	794,337	16,274	810,611
Commercial loans
Commercial real estate	355,476	6,403	361,879
Multifamily residential	17,012	—	17,012
Construction/land development	65,991	5,042	71,033
Commercial business	77,403	2,173	79,576
	515,882	13,618	529,500
	$1,310,219	$29,892	$1,340,111

	At December 31, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer loans
Single family residential	$484,830	$12,104	$496,934
Home equity	156,472	2,464	158,936
	641,302	14,568	655,870
Commercial loans
Commercial real estate	391,955	10,184	402,139
Multifamily residential	53,985	2,394	56,379
Construction/land development	125,018	48,387	173,405
Commercial business	58,880	951	59,831
	629,838	61,916	691,754
	$1,271,140	$76,484	$1,347,624

The Company had 162 loan relationships classified as TDRs totaling $110.8 million at December 31, 2012 with related unfunded commitments of $25 thousand. The Company had 134 loan relationships classified as TDRs in the amount of $128.5 million at December 31, 2011 with related unfunded commitments of $32 thousand. The increase in the number of TDR loan relationships at December 31, 2012 from 2011 is primarily due to an increase in the number of single family residential loan TDRs, partially offset by a decline in the number of commercial construction/land development loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $1.4 million comprised of six relationships, and $1.0 million comprised of five relationships, as of December 31, 2012 and 2011, respectively, and are predominantly comprised of loans repurchased from Ginnie Mae and cured by modifying interest rate terms.

The following tables present information about TDRs by loan portfolio segment and loan class as of December 31, 2012 and 2011. Prior period amounts have been recast based on the current period classifications of TDR loans. These recasts had no effect on net income as previously recorded.

	At December 31, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential
	Interest rate reduction	118	$70,042	$3,647
	Payment restructure	8	1,372	—
		126	$71,414	$3,647
Home equity
	Interest rate reduction	19	$2,577	$176
	Payment restructure	5	176	—
		24	$2,753	$176
Total consumer
	Interest rate reduction	137	$72,619	$3,823
	Payment restructure	13	1,548	—
		150	$74,167	$3,823
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,071	$1,884
	Payment restructure	1	15,770	—
		3	$21,841	$1,884
Multifamily residential
	Interest rate reduction	2	$3,221	$—
		2	$3,221	$—
Construction/land development
	Interest rate reduction	4	$10,753	$7,065
	Forgiveness of principal	2	654	43
		6	$11,407	$7,108
Commercial business
	Payment restructure	1	147	68
		1	$147	$68
Total commercial
	Interest rate reduction	8	$20,045	$8,949
	Payment restructure	2	15,917	68
	Forgiveness of principal	2	654	43
		12	$36,616	$9,060
Total loans
	Interest rate reduction	145	$92,664	$12,772
	Payment restructure	15	17,465	68
	Forgiveness of principal	2	654	43
		162	$110,783	$12,883

	At December 31, 2011
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs
Consumer loans
Single family residential
	Interest rate reduction	85	$64,177	$2,704
	Payment restructure	12	2,416	—
		97	$66,593	$2,704
Home equity
	Interest rate reduction	12	$2,263	$7
	Payment restructure	6	212	—
		18	$2,475	$7
Total consumer
	Interest rate reduction	97	$66,440	$2,711
	Payment restructure	18	2,628	—
		115	$69,068	$2,711
Commercial loans
Commercial real estate
	Payment restructure	2	25,040	—
		2	$25,040	$—
Multifamily residential
	Interest rate reduction	3	$6,053	$—
		3	$6,053	$—
Construction/land development
	Interest rate reduction	6	$22,881	$8,769
	Payment restructure	1	2,750	—
	Forgiveness of principal	3	1,801	8,795
		10	$27,432	$17,564
Commercial business
	Payment restructure	4	878	852
		4	$878	$852
Total commercial
	Interest rate reduction	9	$28,934	$8,769
	Payment restructure	7	28,668	852
	Forgiveness of principal	3	1,801	8,795
		19	$59,403	$18,416
Total loans
	Interest rate reduction	106	$95,374	$11,480
	Payment restructure	25	31,296	852
	Forgiveness of principal	3	1,801	8,795
		134	$128,471	$21,127

The following table presents TDR balances that have re-defaulted during the years ended December 31, 2012 and 2011, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments. Prior period amounts have been recast based on the current classification of a re-defaulted TDR loan. These recasts had no effect on net income as previously recorded.

	Year Ended December 31,
	2012		2011
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment
Consumer loans
Single family residential	23	$8,633	$7	$1,661
Home equity	1	34	1	186
	24	8,667	8	1,847
Commercial loans
Commercial real estate	1	7,716	—	—
Multifamily residential	—	—	—	—
Construction/land development	—	—	7	29,109
Commercial business	1	29	3	664
	2	7,745	10	29,773
	26	$16,412	$18	$31,620

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	Year Ended December 31,
(in thousands)	2012	2011
Single family	$4,118	$7,006
Commercial real estate	10,447	2,436
Construction/land development	24,341	50,632
	38,906	60,074
Valuation allowance	(14,965)	(21,502)
	$23,941	$38,572

Activity in other real estate owned is as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Balance, beginning of year	$38,572	$170,455
Additions	44,195	39,651
Loss provisions	(12,171)	(27,079)
Reductions related to sales	(46,655)	(144,455)
Balance, end of year	$23,941	$38,572

Activity in the valuation allowance for other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of year	$21,502	$29,099	$7,790
Loss provisions	12,171	27,079	27,459
Charge-offs, net of recoveries	(18,708)	(34,676)	(6,150)
Balance, end of year	$14,965	$21,502	$29,099

The components of other real estate owned expense are as follows.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Maintenance costs	$1,289	$3,755	$6,008
Loss provisions	12,171	27,079	27,459
Net gain on sales	(2,508)	(190)	(573)
Gain on transfer	(489)	—	—
Net operating income	(378)	(363)	(697)
Total other real estate owned expense	$10,085	$30,281	$32,197

At December 31, 2012, we had concentrations within the state of Washington, primarily in Pierce County, representing 92.5% of the total balance of other real estate owned. At December 31, 2011, we had concentrations within the state of Washington representing 84.5% of the total balance of other real estate owned.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following as of the periods indicated:

	December 31,
(in thousands)	2012	2011
Furniture and equipment	$32,279	$23,615
Leasehold improvements	10,798	8,060
	43,077	31,675
Less accumulated depreciation and amortization	(27,845)	(25,106)
	$15,232	$6,569

Depreciation and amortization expense for the years ending December 31, 2012, 2011, and 2010, was $2.7 million, $2.0 million, and $2.4 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, were as follows:

	At December 31,
(in thousands)	2012	2011
Noninterest bearing accounts	$358,831	$270,666
NOW accounts 0.00% to 0.75%	174,699	138,936
Statement savings accounts, due on demand 0.20% to 0.85%	103,932	66,898
Money market accounts, due on demand 0.00% to 1.50%	683,906	499,457
Certificates of deposit, 0.10% to 4.70%	655,467	1,033,798
	$1,976,835	$2,009,755

There were no public funds included in deposits as of December 31, 2012 and December 31, 2011.

Interest expense on deposits consisted of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
NOW accounts	$498	$575	$686
Statement savings accounts	395	335	479
Money market accounts	3,248	3,020	3,974
Certificates of deposit	12,600	20,885	33,911
	$16,741	$24,815	$39,050

The weighted-average interest rate on certificates of deposit at December 31, 2012, 2011, and 2010 was 1.59%, 1.66%, and 1.89%, respectively.

Certificates of deposit outstanding at December 31, 2012, mature as follows:

(in thousands)	At December 31, 2012
Within one year	$518,146
One to two years	105,217
Two to three years	12,862
Three to four years	11,831
Four to five years	7,411
$655,467

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011, was $300.4 million and $454.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2012 and 2011 was $45.3 million and $67.3 million, respectively. There were no brokered deposits as of December 31, 2012 or December 31, 2011.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER:

The Company borrows through advances from the FHLB. FHLB advances totaled $259.1 million and $57.9 million as of December 31, 2012, and December 31, 2011, respectively.

Weighted-average interest rates on the advances were 0.60%, 4.67%, and 3.26% at December 31, 2012, 2011 and 2010, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 25 percent of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $55.7 million as of December 31, 2012. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities are as follows:

	At December 31, 2012
(in thousands)	Advances outstanding	Weighted-average interest rate
2013	$243,500	0.34%
2014	—	—%
2015	—	—%
2016	—	—%
2017 and thereafter	15,590	4.64%
	$259,090	0.60%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2012 and December 31, 2011, the Company held $36.4 million and $37.0 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

On November 6, 2009, the Federal Housing Finance Agency (the "Finance Agency") regulator reaffirmed its capital classification of the FHLB as undercapitalized. Under the Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the FHLB will not be able to redeem, repurchase, or declare dividends on stock outstanding while the risk-based capital deficiency exists. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized but the FHLB remains subject to the Consent Order. As such, Finance Agency approval will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.

As of December 31, 2012, there has been no change in the restrictions regarding the FHLB's ability to redeem, repurchase or declare dividends on stock outstanding.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is not an other-than-temporary impairment of the FHLB stock investment as of December 31, 2012, or 2011.

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco (“FRBSF”). At December 31, 2012 and 2011, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $124.3 million as of December 31, 2012. The FRB of San Francisco is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

NOTE 10–LONG-TERM DEBT:

The Company raised capital by issuing trust preferred securities ("TruPS") during the period from 2005 through 2007, resulting in a total debt balance of $61.9 million that remains outstanding as of December 31, 2012 and 2011. In connection with the issuance of TruPS, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures (collectively, the “Subordinated Debt Securities”).

The Subordinated Debt Securities are as follows:

	I	II	III	IV
(in thousands)
Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate	LIBOR + 1.70%	LIBOR + 1.50%	LIBOR + 1.37%	LIBOR + 1.68%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option(1)	5 years	5 years	5 years	5 years
(1) Call options are exercisable at par.

Following the first call date, the debt adjusts quarterly with the change in the three-month LIBOR rate. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Company deferred the payment of interest on its outstanding TruPS from December 15, 2008 until March 15, 2013, when all deferred and current interest owed on our outstanding TruPS was paid. The total accrued interest as of December 31, 2012 was $11.8 million. Under the terms of the TruPS, the Company was prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock until it was current on all interest payments due on the TruPS.

During 2011, we recorded a gain on debt extinguishment of $2.0 million upon the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

NOTE 11–DERIVATIVES AND HEDGING ACTIVITIES:

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a cash flow or foreign currency hedge as of December 31, 2012 or 2011. Derivatives are reported at their respective fair values in the accounts receivable and other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

The Company’s derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

The notional amounts and fair values for derivatives consist of the following:

	At December 31, 2012
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability
Forward sale commitments	$1,258,152	$621	$(2,743)
Interest rate lock commitments	734,762	22,548	(20)
Interest rate swaps	361,892	538	(9,358)
Total derivatives before netting	$2,354,806	$23,707	(12,121)
Netting adjustments(1)		(1,052)	1,052
Carrying value on consolidated statements of financial position		$22,655	$(11,069)

	At December 31, 2011
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability
Forward sale commitments	$428,803	$1,232	$(2,249)
Swaptions	110,000	1	—
Interest rate lock commitments	244,138	6,839	(3)
Interest rate swaps	337,705	6,078	(9,136)
Total derivatives before netting	$1,120,646	$14,150	$(11,388)
Netting adjustments(1)		(388)	388
Carrying value on consolidated statements of financial position		$13,762	$(11,000)

(1)
Excludes cash collateral of $28.9 million and $14.4 million at December 31, 2012 and 2011, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both December 31, 2012 and 2011.

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

For fair value hedging relationships, the dollar-offset method is used to assess hedge effectiveness, both at the inception of the hedging relationship and on an ongoing basis. Hedge effectiveness is evaluated prospectively as well as through retrospective evaluations. For prospective considerations, we develop an expectation that the relationship will be highly effective over future periods. For retrospective evaluations management determines whether the hedging relationship has been highly effective. The dollar-offset method compares the changes in the fair value of the hedged item(s) to the changes in fair value of the derivative(s) and is applied on a period-by-period basis. The results of the dollar-offset method along with other relevant information are the basis for evaluating hedge effectiveness prospectively.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $114 thousand and $(15) thousand for the years ended December 31, 2012 and 2011, respectively.

Free-standing derivatives are also used for fair value interest rate risk management purposes that do not qualify for hedge accounting treatment, referred to as economic hedges. Economic hedges are used to hedge against adverse changes in fair value of single family mortgage servicing rights (“single family MSRs”), interest rate lock commitments (“IRLCs”) for single family mortgage loans that the Company intends to sell, and single family mortgage loans held for sale.

Free-standing derivatives used as economic hedges for single family MSRs typically include positions in interest rate futures, options on 10-year treasury contracts, forward sales commitments on mortgage-backed securities, and interest rate swap and swaption contracts. The single family MSRs and the free-standing derivatives are carried at fair value with changes in fair value included in mortgage servicing income.

The free-standing derivatives used as economic hedges for IRLCs and single family mortgage loans held for sale are forward sales commitments on mortgage-backed securities and option contracts. IRLCs, single family mortgage loans held for sale, and the free-standing derivatives (“economic hedges”) are carried at fair value with changes in fair value included in net gain (loss) on mortgage loan origination and sale activities.

The following table presents the net gain (loss) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$10,734	$(4,900)	$1,594
Mortgage servicing (2)	21,982	53,418	25,424
	$32,716	$48,518	$27,018

(1)	Comprised of IRLCs and forward contracts used as an economic hedge on IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Loans held for sale consist of the following.

	At December 31,
(in thousands)	2012	2011
Single family residential	$607,578	$130,546
Multifamily residential	13,221	19,863
	$620,799	$150,409

Loans sold consisted of the following.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Single family residential	$4,170,840	$1,739,220	$1,875,430
Multifamily residential	118,805	119,477	43,358
	$4,289,645	$1,858,697	$1,918,788

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Secondary market gains(1)	$131,658	$5,835	$18,508
Provision for repurchase losses(2)	(2,969)	(764)	(757)
Net gain from secondary market activities	128,689	5,071	17,751
Origination of mortgage servicing rights	51,838	31,450	24,826
Loan origination and funding fees	29,682	11,946	13,551
Net gain on mortgage loan origination and sale activities	$210,209	$48,467	$56,128

(1)
Comprised of gains and losses on single family and Fannie Mae DUS loans, IRLCs and forward sale commitments used to economically hedge loans held for sale, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the fair value of estimated future repurchase or indemnity losses recognized on new loan sales.

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

	At December 31,
(in thousands)	2012	2011
Single family residential
U.S. government agency MBS	$8,508,458	$6,464,815
Other	362,230	420,470
	8,870,688	6,885,285
Commercial
Multifamily	727,118	758,535
Other	53,235	56,785
	780,353	815,320
Total loans serviced for others	$9,651,041	$7,700,605

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 13, Commitments, Guarantees and Contingencies. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Year Ended December 31,
(in thousands)	2012	2011
Balance, beginning of year	$471	$533
Additions (1)	4,317	764
Realized losses (2)	(2,833)	(826)
Balance, end of year	$1,955	$471

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $5.9 million and $5.8 million were recorded in accounts receivable and other assets as of December 31, 2012, and December 31, 2011, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2012 and 2011, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statement of financial condition totaled $8.0 million and $2.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized mortgage servicing rights.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Servicing income, net:
Servicing fees and other	$27,833	$26,125	$23,279
Changes in fair value of single family MSRs due to modeled amortization (1)	(20,662)	(14,435)	(12,507)
Amortization of multifamily MSRs	(2,014)	(1,487)	(1,370)
	5,157	10,203	9,402
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(11,018)	(25,565)	(8,600)
Net gain from derivatives economically hedging MSR	21,982	53,418	25,424
	10,964	27,853	16,824
Mortgage servicing income	$16,121	$38,056	$26,226

(1)	Represents changes due to collection/realization of expected cash flows and curtailments over time.

(2)	Principally reflects changes in model assumptions and prepayment speed assumptions, which are primarily affected by changes in interest rates.

All mortgage servicing rights (“MSRs”) are initially measured and recorded at fair value at the time loans are sold. Single family MSRs are subsequently carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur, while multifamily MSRs are subsequently carried at the lower of amortized cost or fair value.

The fair value of MSRs is determined based on the price that would be received to sell the MSRs in an orderly transaction between market participants at the measurement date. The Company determines fair value using a valuation model that calculates the net present value of estimated future cash flows. Estimates of future cash flows include contractual servicing fees, ancillary income and costs of servicing, the timing of which are impacted by assumptions, primarily expected prepayment speeds and discount rates, which relate to the underlying performance of the loans.

The initial fair value measurement of MSRs is adjusted up or down depending on whether the underlying loan pool interest rate is at a premium, discount or par. Key economic assumptions used in measuring the initial fair value of capitalized single family MSRs were as follows.

	Year Ended December 31,
(rates per annum) (1)	2012	2011	2010
Constant prepayment rate (2)	11.64%	12.21%	11.37%
Discount rate (3)	10.28%	10.35%	11.74%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

At December 31, 2012, key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

At December 31, 2012
(in thousands)
Fair value of single family MSR	$87,396
Expected weighted-average life (in years)	4.91
Constant prepayment rate (1)	18.25%
Impact on fair value of 25 basis points decrease	$(5,126)
Impact on fair value of 50 basis points decrease	$(10,424)
Discount rate	10.56%
Impact on fair value of 100 basis points increase	$(2,710)
Impact on fair value of 200 basis points increase	$(5,255)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	At December 31,
(in thousands)	2012	2011	2010
Beginning balance	$70,169	$81,197	$78,350
Originations	48,839	28,885	23,943
Purchases	68	87	11
Changes due to modeled amortization (1)	(20,662)	(14,435)	(12,507)
Net additions and amortization	98,414	95,734	89,797
Changes in fair value due to changes in model inputs and/or assumptions (2)	(11,018)	(25,565)	(8,600)
Ending balance	$87,396	$70,169	$81,197

(1)	Represents changes due to collection/realization of expected future cash flows.

(2)	Principally reflects changes in model assumptions or prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value are as follows.

	December 31,
(in thousands)	2012	2011	2010
Beginning balance	$7,112	$6,035	$6,522
Origination	2,999	2,564	883
Amortization	(2,014)	(1,487)	(1,370)
Ending balance	$8,097	$7,112	$6,035

At December 31, 2012, the expected weighted-average life of the Company’s multifamily MSRs was 9.01 years. Projected amortization expense for the gross carrying value of multifamily MSRs at December 31, 2012, is estimated as follows.

(in thousands)	At December 31, 2012
2013	$1,561
2014	1,292
2015	1,121
2016	1,006
2017	881
2018 and thereafter	2,236
Carrying value of multifamily MSR	$8,097

The projected amortization expense of multifamily MSRs is an estimate and should be used with caution. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, which were used to determine amortization expense. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in interest rates may have on expected loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed and may not be indicative of actual amortization expense that will be recorded in future periods.

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

In the ordinary course of business, the Company makes unfunded loan commitments as part of its residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that we will advance the specified funds enabling the buyer to complete the purchase of the property. Unfunded loan commitments totaled $768.9 million ($746.7 million fixed-rate and $22.1 million adjustable-rate commitments) at December 31, 2012 and $256.9 million ($250.2 million fixed-rate and $6.7 million adjustable-rate commitments) at December 31, 2011.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Commitments related to unused home equity and commercial real estate lines of credit and business banking funding lines totaled $91.1 million and $87.1 million at December 31, 2012 and December 31, 2011, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $34.5 million and $9.7 million at December 31, 2012 and December 31, 2011, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $190 thousand and $111 thousand at December 31, 2012 and December 31, 2011, respectively.

The Company is obligated under noncancelable leases for office space. Generally, the office leases also contain five-year renewal and space options. Rental expense under noncancelable operating leases totaled $7.1 million, $5.7 million, and $6.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Minimum rental commitments for all noncancelable leases as of December 31, 2012, were as follows:

(in thousands)	At December 31, 2012
2013	$8,012
2014	7,877
2015	7,568
2016	7,129
2017	6,183
2018 and thereafter	1,246
$38,015

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae multifamily DUS program that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program and are no longer on the Company's consolidated statement of financial condition, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees.  As of December 31, 2012 and December 31, 2011, the total principal balance of loans sold under this program was $727.1 million and $758.5 million, respectively. The Company’s reserve liability related to this arrangement totaled $3.3 million and $3.6 million at December 31, 2012 and 2011, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2012 and 2011.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to government-sponsored entities ("GSEs") that include the mortgage loans in GSE-guaranteed mortgage securitizations. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans that are used to back Ginnie Mae-guaranteed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

The Company does not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against loss.  The loans remain in Ginnie Mae pools unless and until they qualify for voluntary repurchase by the Company.  In general, once a FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

The total principal balance of loans sold that were subject to the terms and conditions of these representations and warranties at totaled $8.92 billion and $6.94 billion as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company has recorded a mortgage repurchase liability, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.0 million and $471 thousand, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans for which we could have a repurchase obligation. Actual repurchase losses of $2.8 million, $826 thousand and $373 thousand were incurred for the years ended December 31, 2012, 2011 and 2010, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may materialize. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of incurring a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2012, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of December 31, 2012.

NOTE 14–INCOME TAXES:

Income tax expense (benefit) consisted of following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current expense (benefit)	$26,656	$(198)	$(6,468)
Deferred (benefit) expense	(5,110)	(16)	7,165
Total income tax expense (benefit)	$21,546	$(214)	$697

Income tax expense (benefit) differed from amounts computed at the federal income tax statutory rate as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Taxes at statutory rate	$36,285	$5,567	$(11,743)
Tax-exempt interest	(1,162)	(235)	(226)
State income tax expense (benefit) net of federal tax benefit	333	68	(139)
Valuation allowance	(14,423)	(5,475)	12,424
Other, net	513	(139)	381
Total income tax expense (benefit)	$21,546	$(214)	$697

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following:

	At December 31,
(in thousands)	2012	2011
Deferred tax assets:
Provision for loan losses	$12,948	$16,139
Net operating loss and built-in loss carryforwards	14,577	12,384
Other real estate owned	5,674	8,565
Accrued liabilities	2,768	425
Other investments	315	378
Premises and equipment	—	328
Other, net	2,272	1,312
	38,554	39,531
Valuation allowance	—	(14,973)
	38,554	24,558
Deferred tax liabilities:
Mortgage servicing rights	(26,062)	(18,308)
Unrealized gain on investment securities available for sale	(4,356)	(1,446)
FHLB dividends	(4,491)	(4,501)
Deferred loan fees and costs	(2,100)	(1,625)
Premises and equipment	(1,134)	—
Other, net	(302)	(437)
	(38,445)	(26,317)
Net deferred tax asset (liability)	$109	$(1,759)

Net deferred tax assets are included in the accounts receivable and other assets line item within the consolidated statements of financial condition. Net deferred tax liabilities are included in accounts payable and other liabilities on the consolidated statements of financial condition.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. During the second quarter of 2012, management analyzed the positive and negative evidence which included the Company reporting its fifth consecutive quarter of profitability, the future reversals of deferred tax assets and deferred tax liabilities over a similar period of time, future expectations of profitability, significant improvement in overall asset quality and related credit/risk metrics and the expectation that we will be able to exit a three-year cumulative pre-tax loss position in 2012. Based on these factors, we determined during the quarter ended June 30, 2012 that sufficient objective positive evidence existed to reverse the remaining valuation allowance.

At December 31, 2012, the Company has federal and state net operating loss carryforwards of $21.5 million and $4.8 million, respectively, that expire between 2024 and 2031. The Company has a Section 382 recognized built-in loss carryforwards of $18.8 million as of December 31, 2012 which expires in 2032. In addition, as of December 31, 2012, the Company has an alternative minimum tax credit of $1.1 million that may be carried forward indefinitely.

Retained earnings at December 31, 2012 and 2011, include approximately $12.7 million and $12.7 million respectively in tax basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax basis bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank, the Company will incur a federal tax liability at the then prevailing corporate tax rate, estimated as $4.4 million at December 31, 2012.
There were no unrecognized tax benefits at December 31, 2012 and 2011. The Company does not anticipate a significant increase with respect to its unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the US and various states. The Company’s tax years for 2008 onwards are subject to examination by the tax authorities.

NOTE 15–401(k) SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN:

The Company maintains a 401(k) Savings and Employee Stock Ownership Plan (the “Plan”) for the benefit of its employees. Effective January 1, 2011, the employee stock ownership plan portion of the Plan became a separate plan named the HomeStreet, Inc. Employee Stock Ownership Plan and Trust (the “ESOP”). Net assets of approximately $6.7 million were transferred from the Plan to the ESOP. The Plan was renamed the HomeStreet, Inc. 401(k) Savings Plan. The ESOP and 401(k) Savings Plan covers substantially all employees of the Company after completion of the required length of service and provides for payment of retirement benefits to employees pursuant to the provisions of the plans. Effective July 31, 2012, the ESOP was merged into the Plan.

Prior to September 1, 2012, the Company employer-matching contribution to the 401(k) Savings Plan was 50% of the first 6% of an employee’s eligible compensation that was contributed by the employee. Effective September 1, 2012, new employees are automatically enrolled in the 401(k) Savings Plan at a 3% deferral rate unless they elect otherwise. Participants receive a vested employer matching contribution equal to 100% of the first 3% of eligible compensation deferred by the participant and 50% of the next 2% of eligible compensation deferred by the participant.

Salaries and related costs for the years ended December 31, 2012, 2011, and 2010, included employer contributions of $1.4 million, $707 thousand, and $232 thousand, respectively.

NOTE 16–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2012, 2011, and 2010, the Company recognized $2.8 million, $22 thousand, and $16 thousand of compensation cost, respectively, for share-based compensation awards.

2010 Equity Incentive Plan

In January 2010, the shareholders approved the Company's 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards that may be granted under the 2010 EIP include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards and incentive bonus awards, or a combination of the foregoing. The 2010 ESOP became effective during February 2012, upon the completion of the Company’s initial public offering. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2010 EIP is 1,412,712 as of December 31, 2012.

Under the 2010 EIP, the exercise price of an option may not be less than the fair market value of a share of common stock at the grant date. The options generally vest on a graded schedule from one to five years, depending on the terms of the grant, and generally expire ten years from the grant date.

Nonqualified Stock Options

During the latter part of 2010, nonqualified stock options were granted outside of, but under substantially the same terms as, the 2010 EIP. This issuance was assessed against the maximum number of shares available for grant under the 2010 EIP. This issuance was approved by the Board of Directors and appropriate regulatory agencies and option grants were issued to key senior management personnel.

Upon the successful completion of the initial public offering in February of 2012, nonqualified stock options were granted to key senior management personnel. A summary of changes in nonqualified stock options granted, but not vested, for the year ended December 31, 2012, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)
Options outstanding at December 31, 2011	457,600	$0.77	8.8 years	$3,540
Granted	631,366	12.22	9.2 years	8,417
Cancelled or forfeited	(14,000)	0.75	0.0 years	347
Exercised	(25,600)	0.71	7.9 years	531
Options outstanding at December 31, 2012	1,049,366	7.66	8.7 years	18,776
Options that are exercisable and expected to be exercisable (1)	1,036,896	7.64	8.7 years	18,575
Options exercisable	317,600	$0.77	7.8 years	$7,870

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 25,600 options have been exercised through December 31, 2012, resulting in cash received and related income tax benefits totaling $18 thousand. As of December 31, 2012, there was $1.9 million of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of 2.0 years.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table.

	Year Ended December 31,
	2012	2011	2010
Weighted-average fair value per share	$4.00	$0.95	$0.12
Expected term of the option	6 years	6 years	5 years
Expected stock price volatility	33.13%	48.96%	37.53%
Annual risk-free interest rate	1.23%	2.23%	2.27%
Expected annual dividend yield	2.26%	—%	—%

The weighted-average expected term of approximately six years used to value option awards issued is an estimate based on an expectation that the holders of the stock options, once vested, will exercise them – ultimately reflecting the settlement of all vested options. As the Company does not have historical exercise behavior to reference for these types of options, the Company leveraged the “simplified” method for estimating the expected term of these “plain vanilla” stock options.

When estimating expected volatility and the dividend yield, the Company considered historical data of other similar entities that are publicly traded over a period commensurate with the life of the options. A single median was derived for each input from this population.

Restricted Shares

Upon the completion of the initial public offering in February of 2012 and subsequently, the Company granted restricted stock awards to key senior management personnel and directors. A summary of the status of these restricted shares is as follows.

	Number	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2011	—	$—
Granted	223,974	11.93
Vested	(188,143)	11.38
Restricted shares outstanding at December 31, 2012	35,831	$14.79

The Company recognized $2.2 million in compensation expense for restricted shares during the year ended December 31, 2012. At December 31, 2012, there was $457 thousand of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 2.3 years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date. Restricted stock awards granted to senior management vest upon the satisfaction of certain market conditions. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

The restricted shares granted to key senior management personnel in February 2012 became vested based upon the achievement of certain market conditions: one-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. Due to the increase in our stock price, there were 188,143 shares of restricted stock that fully vested during the year ended 2012, which resulted in the recognition of approximately $2.1 million in compensation expense.

NOTE 17–FAIR VALUE MEASUREMENT:

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

Fair Value Hierarchy
A three-level valuation hierarchy has been established under ASC 820 for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels are defined as follows:

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability for substantially the full term of the financial instrument.

•	Level 3 – Unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions of what market participants would use in pricing the asset or liability.

The Company's policy regarding transfers between levels of the fair value hierarchy is that all transfers are assumed to occur at the end of the reporting period.

Valuation Processes
The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company’s Asset/Liability Management Policy ("ALMP") governs, among other things, the application and control of the valuation models used to estimate and measure fair value. On a quarterly basis, the Company’s Asset/Liability Management Committee

("ALCO") and the Finance Committee review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee provides oversight and approves the Company’s ALMP. The Company obtains an MSR valuation from an independent valuation firm monthly to assist with the validation of the results and the reasonableness of the assumptions used in measuring fair value.

The Company’s real estate valuations are overseen by the Company’s appraisal department, which is independent of the Company’s lending and credit administration functions. The appraisal department maintains the Company’s appraisal policy and recommends changes to the policy subject to approval by the Company’s Loan Committee and the Credit Committee of the Company's Board of Directors. The Company’s appraisals are prepared by independent third-party appraisers and the Company’s internal appraisers. Single family appraisals are generally reviewed by the Company’s single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company’s appraisal department.

We obtain pricing from third party service providers for determining the fair value of a substantial portion of our investment securities available for sale. We have processes in place to evaluate such third party pricing services to ensure information obtained and valuation techniques used are appropriate. For fair value measurements obtained from third party services, we monitor and review the results to ensure the values are reasonable and in line with market experience for similar classes of securities. While the inputs used by the pricing vendor in determining fair value are not provided, and therefore unavailable for our review, we do perform certain procedures to validate the values received, including comparisons to other sources of valuation (if available), comparisons to other independent market data and a variance analysis of prices by Company personnel that are not responsible for the performance of the investment securities.

Estimation of Fair Value
Fair value is based on quoted market prices, when available. In certain cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate its fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where readily available. The Company believes its valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result these fair value measurement not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.

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
Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 2.
Loans held for investment
Loans held for investment, excluding collateral dependent loans	Fair value is based on discounted cash flows, which considers the following inputs: • Current lending rates for new loans • Expected prepayment speeds • Estimated credit losses	For the carrying value of loans see Note 1–Summary of Significant Accounting Policies. Estimated fair value classified as Level 3.
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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 12, Mortgage Banking Operations.
Level 3 recurring fair value measurement
Multifamily MSRs	Fair value is based on discounted estimated future servicing fees and other revenue, offset by estimated costs to service the loans.	Carried at lower of amortized cost or fair value Estimated fair value classified as Level 3.
Derivatives
Interest rate swaps Interest rate swaptions Forward sale commitments
The fair value is based on quoted prices for identical or similar instruments, when available.

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Interest rate lock commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement effective December 31, 2012. Level 2 recurring fair value measurement prior to December 31, 2012.
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining maturities.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$62,853	$—	$62,853	$—
Commercial	14,380	—	14,380	—
Municipal bonds	129,175	—	129,175	—
Collateralized mortgage obligations:	—
Residential	170,199	—	170,199	—
Commercial	9,043	—	9,043	—
U.S. Treasury securities	30,679	—	30,679	—
Single family mortgage servicing rights	87,396	—	—	87,396
Single family loans held for sale	607,578	—	607,578	—
Derivatives
Forward sale commitments	621	—	621	—
Interest rate lock commitments	22,548	—	—	22,548
Interest rate swaps	538	—	538	—
Total assets	$1,135,010	$—	$1,025,066	$109,944
Liabilities:
Derivatives
Forward sale commitments	$2,743	$—	$2,743	$—
Interest rate lock commitments	20	—	—	20
Interest rate swaps	9,358	—	9,358	—
Total liabilities	$12,121	$—	$12,101	$20

(in thousands)	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale
Commercial mortgage backed securities	$14,483	$—	$14,483	$—
Municipal bonds	49,584	—	49,584	—
Collateralized mortgage obligations:
Residential	223,390	—	223,390	—
Commercial	10,070	—	10,070	—
U.S. Treasury securities	31,520	—	31,520	—
Single family mortgage servicing rights	70,169	—	—	70,169
Single family loans held for sale	130,546	—	130,546	—
Derivatives	—
Forward sale commitments	1,206	—	1,206	—
Interest rate swaptions	1	—	1	—
Interest rate lock commitments	6,839	—	6,839	—
Interest rate swaps	5,719	—	5,719	—
Total assets	$543,527	$—	$473,358	$70,169
Liabilities:
Derivatives
Forward sale commitments	$2,249	$—	$2,249	$—
Interest rate lock commitments	3	—	3	—
Interest rate swaps	9,136	—	9,136	—
Total liabilities	$11,388	$—	$11,388	$—

Effective December 31, 2012, the Company began to classify interest rate lock commitments (“IRLC”) as Level 3, reflecting management's judgment regarding the transparency and significance of the fall-out factor and initial value of servicing to the fair value measurement of these instruments in their entirety.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and, as of December 31, 2012, interest rate lock commitments (“IRLCs”), which are accounted for as derivatives.  For information regarding fair value changes and activity for single family MSRs during the year ended December 31, 2012 and 2011, see Note 12, Mortgage Banking Operations.

The fair value of IRLCs considers several factors including the fair value in the secondary market of the underlying loan resulting from the exercise of the commitment, the expected net future cash flows related to the associated servicing of the loan (referred to as the value of servicing) and the probability that the commitment will not be converted into a funded loan (referred to as a fall-out factor). The fair value of IRLCs on loans held for sale, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans.  The significance of the fall-out factor to the fair value measurement of an individual IRLC is generally highest at the time that the rate lock is initiated and declines as closing procedures are performed and the underlying loan gets closer to funding. The fall-out factor applied is based on historical experience. The value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not observable in market trades, the fall-out factor and value of servicing are considered to be level 3 inputs. The fair value of IRLCs decreases in value upon an increase in the fall-out factor and increases in value upon an increase in the value of servicing.  Changes in the fall-out factor and value of servicing do not increase or decrease based on movements in other significant unobservable inputs.

IRLCs were $22.5 million and $6.8 million as of December 31, 2012 and 2011, respectively. Realized and unrealized gains of $193.8 million were recognized on IRLCs during the year ended December 31, 2012 and recorded in net gain on mortgage loan origination and sale activities on the consolidated statement of operations, of which $178.1 million was realized on settlement of IRLCs at the time of loan funding.  The Company recognizes unrealized gains and losses from the time that an IRLC is initiated until the gain or loss is realized at the time the loan closes, which generally occurs within 30-90 days.  For IRLCs that fall out, any unrealized gain or loss is reversed, which generally occurs at the end of the commitment period.  The gains and losses recognized on IRLC derivatives generally correlates to volume of single family interest rate lock commitments made during the reporting period (after adjusting for estimated fallout) while the amount of unrealized gains and losses realized at settlement generally correlates to the volume of single family closed loans during the reporting period.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At December 31, 2012
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
Interest rate lock commitments, net	$22,528	Discounted cash flow	Fall out factor	0.4%	59.3%	16.8%
			Value of servicing	0.50%	2.18%	1.04%

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following table presents assets that were recorded at fair value during the twelve months ended December 31, 2012 and 2011 and still held at the end of the respective reporting period.

	For the Twelve Months Ended December 31, 2012
(in thousands)	Fair Value of Assets Held at December 31, 2012	Level 1	Level 2	Level 3	Total Losses
Loans held for investment(1)	$39,816	—	—	$39,816	$(6,241)
Other real estate owned(2)	11,012	—	—	11,012	(6,298)
Total	$50,828	$—	$—	$50,828	$(12,539)

	For the Twelve Months Ended December 31, 2011
(in thousands)	Fair Value of Assets Held at December 31, 2011	Level 1	Level 2	Level 3	Total Losses
Loans held for investment(1)	$57,234	—	—	$57,234	$(6,725)
Other real estate owned(2)	29,663	—	—	29,663	(12,233)
Total	$86,897	$—	$—	$86,897	$(18,958)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following table presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the twelve months ended December 31, 2012 for assets still held at the end of the period.

(dollars in thousands)	Fair Value of Assets Held at December 31, 2012	Valuation Technique	Significant Unobservable Input	Year Ended December 31, 2012
				Low	High	Weighted Average
Loans held for investment	$39,816	Sales comparison approach	Comparable sale adjustments(1)	20%	45%	29%
		Income approach	Terminal capitalization rate	8%	8%	8%
			Discount rate	9%	9%	9%
Other real estate owned	$11,012	Sales comparison approach	Comparable sale adjustments(1)	2%	6%	3%
			Other discounts(2)	16%	16%	16%

(1)	Represents the range of gross adjustments, expressed as a percentage, reflecting differences between a comparable sale and the property being appraised.

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

Fair Value of Financial Instruments

The following presents the carrying values and the hierarchy of the fair values of the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,285	$25,285	$25,285	$—	$—
Loans held for investment	1,308,974	1,340,882	—	—	1,340,882
Loans held for sale – multifamily	13,221	13,221	—	13,221	—
Mortgage servicing rights – multifamily	8,097	9,497	—	—	9,497
Federal Home Loan Bank stock	36,367	36,367	—	36,367	—
Liabilities:
Deposits	$1,976,835	$1,979,925	$—	$1,979,925	$—
Federal Home Loan Bank advances	259,090	263,209	—	263,209	—
Long-term debt	61,857	60,241	—	60,241	—

	At December 31, 2011
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$263,302	$263,302	$263,302	$—	$—
Loans held for investment	1,300,873	1,349,680	—	—	1,349,680
Loans held for sale – multifamily	19,863	19,863	—	19,863	—
Mortgage servicing rights – multifamily	7,112	8,444	—		8,444
Federal Home Loan Bank stock	37,027	37,027	—	37,027	—
Liabilities:
Deposits	$2,009,755	$2,012,708	$—	$2,012,708	$—
Federal Home Loan Bank advances	57,919	63,243	—	63,243	—
Long-term debt	61,857	60,591	—	60,591	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $216 thousand and $413 thousand at December 31, 2012 and 2011, respectively.

NOTE 18–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
Net income (loss)	$82,126	$16,119	$(34,247)
Weighted-average shares:
Basic weighted-average number of common shares outstanding	13,312,939	5,403,498	5,403,498
Dilutive effect of outstanding common stock equivalents (1)	426,459	344,844	—
Diluted weighted-average number of common shares outstanding	13,739,398	5,748,342	5,403,498
Earnings per share:
Basic earnings (loss) per share	$6.17	$2.98	$(6.34)
Diluted earnings (loss) per share	$5.98	$2.80	$(6.34)

(1)
Excluded from the computation of diluted earnings per share for the twelve months ended December 31, 2012 were certain stock options (due to their antidilutive effect) and unvested restricted shares issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents from such options and unvested restricted shares was 121,283 at December 31, 2012. There were no outstanding common stock equivalents during the twelve months ended December 31, 2011 excluded from the computation of diluted EPS. Due to a net loss for the twelve months ended December 31, 2010, there were 446,400 dilutive potential common shares that were not included in the calculation of diluted EPS due to the antidilutive effect.

NOTE 19–BUSINESS SEGMENTS:

The Company has four lines of business for the purposes of management reporting: Community Banking; Single Family Lending; Income Property Lending; and Residential Construction Lending. The results for these business segments are based on management's accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management's view of the Company's operations. Our approach has focused, in the years presented, on managing revenues and expenses by segment and in total. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is based on management’s view of the Company’s operations and is not necessarily comparable with similar information for other financial services companies. The Company defines its operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change.

Community Banking provides diversified financial products and services to consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans.

Single Family Lending originates single family residential mortgage loans directly, and purchases them from Windermere Mortgage Services Series LLC through an affiliated business arrangement with that company. Single family lending also originates and services loans, including home equity loans, on a selective basis for the held for investment portfolio.  The majority of the mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while the Company retains the right to service these loans. A small percentage of its loans are brokered or sold on a servicing-released basis to correspondent lenders.

Income Property Lending originates commercial real estate loans, including multifamily lending through the Company's Fannie Mae DUS business. These loans are sold to or securitized by Fannie Mae and we generally continue to service those loans after the sale. We also originate commercial construction loans, bridge loans and permanent loans for our own portfolio and for sale to other investors such as insurance companies.

Residential Construction Lending originates residential construction and land acquisition and development loans for the Company's portfolio.

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

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2012
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
Condensed income statement:
Net interest income (1)	$10,361	$25,426	$9,414	$1,331	$14,211	$60,743
Provision for loan losses	(1,064)	(6,571)	(3,354)	(511)	—	(11,500)
Noninterest income	5,085	225,347	6,237	61	804	237,534
Noninterest expense	(23,692)	(101,463)	(6,758)	(8,566)	(42,626)	(183,105)
Inter-segment revenue (expense)	(12,175)	(23,972)	(3,730)	(1,957)	41,834	—
Income (loss) before income taxes	(21,485)	118,767	1,809	(9,642)	14,223	103,672
Income tax (benefit) expense	(4,465)	24,683	376	(2,004)	2,956	21,546
Net income (loss)	$(17,020)	$94,084	$1,433	$(7,638)	$11,267	$82,126
Average assets	$207,000	$1,242,649	$359,925	$59,800	$523,157	$2,392,531

	Year Ended December 31, 2011
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
Condensed income statement:
Net interest income (1)	$6,465	$14,929	$9,282	$905	$16,913	$48,494
Provision for loan losses	(193)	(1,902)	(431)	(774)	—	(3,300)
Noninterest income	4,346	84,000	5,832	99	2,928	97,205
Noninterest expense	(23,531)	(39,597)	(3,871)	(27,248)	(32,247)	(126,494)
Inter-segment revenue (expense)	(8,557)	(14,752)	(3,173)	(3,242)	29,724	—
Income (loss) before income taxes	(21,470)	42,678	7,639	(30,260)	17,318	15,905
Income tax (benefit) expense	289	(574)	(103)	407	(233)	(214)
Net income (loss)	$(21,759)	$43,252	$7,742	$(30,667)	$17,551	$16,119
Average assets	$238,895	$928,211	$490,982	$163,425	$478,288	$2,299,801

	Year Ended December 31, 2010
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total
Condensed income statement:
Net interest income (expense) (1)	$21,545	$16,176	$12,345	$4,525	$(15,315)	$39,276
Provision for loan losses	(3,434)	(11,793)	(810)	(21,263)	—	(37,300)
Noninterest income	4,631	82,437	2,952	8	446	90,474
Noninterest expense	(22,479)	(40,184)	(4,894)	(32,371)	(26,072)	(126,000)
Inter-segment revenue (expense)	(7,820)	(11,877)	(2,487)	(2,163)	24,347	—
Income (loss) before income taxes	(7,557)	34,759	7,106	(51,264)	(16,594)	(33,550)
Income tax expense (benefit)	157	(722)	(148)	1,065	345	697
Net income (loss)	$(7,714)	$35,481	$7,254	$(52,329)	$(16,939)	$(34,247)
Average assets	$302,133	$992,401	$567,202	$268,736	$750,245	$2,880,717

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

NOTE 20–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2012	2011
Assets
Cash and cash equivalents	$22,568	$321
Other assets	3,314	5,111
Investment in stock of subsidiaries	311,779	153,869
	$337,661	$159,301
Liabilities:
Other liabilities	12,042	11,037
Long-term debt	61,857	61,857
	73,899	72,894
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	90,189	31
Retained earnings	163,872	81,746
Accumulated other comprehensive income	9,190	4,119
	263,762	86,407
	$337,661	$159,301

Condensed Statements of Operations	Year Ended December 31,
(in thousands)	2012	2011	2010
Net interest expense	$(1,324)	$(2,026)	$(3,812)
Noninterest income	800	13,665	1,236
(Loss) income before income tax benefit and equity in income of subsidiaries	(524)	11,639	(2,576)
Dividend from HomeStreet Capital to parent	—	(10,700)	—
Income (loss) from subsidiaries	84,504	19,508	(28,574)
	83,980	20,447	(31,150)
Noninterest expense	3,152	4,328	3,559
Income (loss) before income tax benefit	80,828	16,119	(34,709)
Income tax benefit	(1,298)	—	(462)
Net income (loss)	$82,126	$16,119	$(34,247)

NOTE 21–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter ended				Quarter ended
(in thousands, except share data)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Interest income	$20,926	$21,053	$19,856	$18,856	$19,346	$19,218	$19,934	$20,694
Interest expense	4,335	4,533	5,057	6,023	6,562	7,162	7,954	9,020
Net interest income	16,591	16,520	14,799	12,833	12,784	12,056	11,980	11,674
Provision for credit losses	4,000	5,500	2,000	—	—	1,000	2,300	—
Net interest income after provision for credit losses	12,591	11,020	12,799	12,833	12,784	11,056	9,680	11,674
Noninterest income	71,720	68,976	56,743	40,097	27,543	36,893	18,546	14,222
Noninterest expense	55,754	45,819	46,847	34,687	33,903	32,329	26,959	33,302
Income (loss) before income tax expense	28,557	34,177	22,695	18,243	6,424	15,620	1,267	(7,406)
Income tax expense (benefit)	7,060	12,186	4,017	(1,716)	(602)	362	(17)	43
Net income (loss)	$21,497	$21,991	$18,678	$19,959	$7,026	$15,258	$1,284	$(7,449)
Basic earnings (loss) per share	$1.50	$1.53	$1.31	$1.94	$1.30	$2.82	$0.24	$(1.38)
Diluted earnings (loss) per share	$1.46	$1.50	$1.26	$1.86	$1.21	$2.74	$0.24	$(1.38)

NOTE 22–SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2012, and has included all material events that would require recognition in the 2012 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On March 12, 2013, the Company received notification from the Federal Reserve Bank permitting the Company to pay all past deferred interest due on its outstanding debt securities (Trust Preferred Securities, or "TruPS") and the interest payment due on March 15, 2013, for a total of $13.5 million. The Company intends to replenish its liquidity through payment of dividends from the Bank for which the Bank has made regulatory application and sought regulatory non-objection. No assurances can be given that such non-objection has or will be obtained from the relevant regulators.

The March 15, 2013 payment of the deferred and current interest lifts the restrictions under the terms of the TruPS indentures that prohibited the Company from making cash dividends or distributions to shareholders if the TruPS interest is not paid current. However, the Company remains under a cease and desist order which restricts the Company from making cash dividends or distributions without regulatory consent.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Controls Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of December 31, 2012, the Company's internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during any quarter in the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders (the “2013 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://ir.homestreet.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our corporate website, at the address and location specified above and, to the extent required by the listing standards of the NASDAQ Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
Consolidated Statements of Operations for the three years ended December 31, 2012
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2012
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2012
Consolidated Statements of Cash Flows for the three years ended December 31, 2012
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(iii)	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.2 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.3 (3)	Second Amended and Restated Bylaws of HomeStreet, Inc.

3.4 (4)	Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.5 (6)	First Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.6 (7)	Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (5)	Form of Common Stock Certificate

4.2	Reference is made to Exhibit 3.1

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

10.1 (1)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 (1)	HomeStreet, Inc. 401(k) Savings Plan, restated as of January 1, 2011, and amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of February 24, 2011

10.3 (1)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.4 (1)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.5 (2)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.6 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason

10.7 (3)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans

10.8 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Jay Iseman

10.9 (1)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.10 (1)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.11 (1)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.12 (1)	Stipulation and Consent to Issuance of Order to Cease and Desist, effective May 18, 2009 by HomeStreet, Inc., accepted by Office of Thrift Supervision

10.13 (1)	Order to Cease and Desist to HomeStreet, Inc., effective May 18, 2009, issued by Office of Thrift Supervision

10.14 (2) †
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

10.15 (1)	Advances, Security and Deposit Agreement, dated as of June 20, 2004, between HomeStreet Bank and the Federal Home Loan Bank of Seattle

10.16 (2)	Letter Agreement, dated January 5, 2007, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.17 (1)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.18 (2) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.19 (1)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.20 (2) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.21 (3)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.22 (1)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.23 (1)	HomeStreet, Inc., 2011 Management/Support Performance Based Annual Incentive Plan

10.24 (2)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.25 (3)	HomeStreet, Inc. 2011 Director Equity Compensation Plan

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS (8) (9)	XBRL Instance Document

101.SCH (8)	XBRL Taxonomy Extension Schema Document

101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (8)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (8)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (8)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.

(8)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(9)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three years ended December 31, 2012, (ii) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2012, and (v) the Notes to Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2013.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and Cory Stewart, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Ederer	Chairman of the Board and Director	March 15, 2013
David A. Ederer, Chairman

/s/ Mark K. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
Mark K. Mason

/s/ Cory D. Stewart	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2013
Cory D. Stewart

/s/ Scott M. Boggs	Director	March 15, 2013
Scott M. Boggs

/s/ Brian P. Dempsey	Director	March 15, 2013
Brian P. Dempsey

/s/ Victor H. Indiek	Director	March 15, 2013
Victor H. Indiek

/s/ Thomas E. King	Director	March 15, 2013
Thomas E. King

/s/ George Kirk	Director	March 15, 2013
George Kirk

/s/ Michael J. Malone	Director	March 15, 2013
Michael J. Malone

/s/ Gerhardt Morrison	Director	March 15, 2013
Gerhardt Morrison

/s/ Douglas I. Smith	Director	March 15, 2013
Douglas I. Smith

/s/ Bruce W. Williams	Director	March 15, 2013
Bruce W. Williams