Form 10-Q
period 2013-03-31
HomeStreet, Inc.
filed 2013-05-09
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock as of April 30, 2013 was 14,399,992.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents (including interest-bearing instruments of $7,183 and $12,414)	$18,709	$25,285
Investment securities available for sale	415,238	416,329
Loans held for sale (includes $419,106 and $600,305 carried at fair value)	430,857	620,799
Loans held for investment (net of allowance for loan losses of $28,405 and $27,561)	1,358,982	1,308,974
Mortgage servicing rights (includes $102,678 and $87,396 carried at fair value)	111,828	95,493
Other real estate owned	21,664	23,941
Federal Home Loan Bank stock, at cost	36,037	36,367
Premises and equipment, net	16,893	15,232
Accounts receivable and other assets	98,043	88,810
Total assets	$2,508,251	$2,631,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$1,934,704	$1,976,835
Federal Home Loan Bank advances	183,590	259,090
Accounts payable and other liabilities	57,695	69,686
Long-term debt	61,857	61,857
Total liabilities	2,237,846	2,367,468
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,400,206 shares and 14,382,638 shares	511	511
Additional paid-in capital	90,687	90,189
Retained earnings	173,229	163,872
Accumulated other comprehensive income	5,978	9,190
Total shareholders' equity	270,405	263,762
Total liabilities and shareholders' equity	$2,508,251	$2,631,230

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2013	2012

Interest income:
Loans	$18,049	$16,481
Investment securities available for sale	2,659	2,238
Other	30	137
	20,738	18,856
Interest expense:
Deposits	3,489	4,879
Federal Home Loan Bank advances	292	675
Long-term debt	1,717	465
Other	5	4
	5,503	6,023
Net interest income	15,235	12,833
Provision for credit losses	2,000	—
Net interest income after provision for credit losses	13,235	12,833
Noninterest income:
Net gain on mortgage loan origination and sale activities	53,913	29,496
Mortgage servicing income	3,072	7,873
Income from Windermere Mortgage Services Series LLC	620	1,166
Depositor and other retail banking fees	721	735
Insurance commissions	180	182
(Loss) gain on sale of investment securities available for sale (includes $(31) and $41 of unrealized (loss) gain reclassified from accumulated other comprehensive income)	(48)	41
Other	443	604
	58,901	40,097
Noninterest expense:
Salaries and related costs	35,062	21,351
General and administrative	10,888	5,273
Legal	611	435
Consulting	696	355
Federal Deposit Insurance Corporation assessments	567	1,240
Occupancy	2,802	1,790
Information services	2,996	1,723
Other real estate owned expense	2,135	2,520
	55,757	34,687
Income before income taxes	16,379	18,243
Income tax expense (benefit) (includes $(17) and $0 from reclassification items)	5,439	(1,716)
NET INCOME	$10,940	$19,959
Basic income per share	$0.76	$1.94
Diluted income per share	$0.74	$1.86
Basic weighted average number of shares outstanding	14,359,691	10,292,566
Diluted weighted average number of shares outstanding	14,804,129	10,720,330

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Net income	$10,940	$19,959
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities:
Unrealized holding loss arising during the period (net of tax benefit of $1,746 and $0 for the three months ended March 31, 2013 and 2012)	(3,243)	(910)
Reclassification adjustment included in net income (net of tax (benefit) expense of $(17) and $0 for the three months ended March 31, 2013 and 2012)	31	(41)
Other comprehensive loss	(3,212)	(951)
Comprehensive income	$7,728	$19,008

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2012	5,403,498	$511	$31	$81,746	$4,119	$86,407
Net income	—	—	—	19,959	—	19,959
Share-based compensation	—	—	334	—	—	334
Common stock issued	8,921,716	—	86,390	—	—	86,390
Other comprehensive loss	—	—	—	—	(951)	(951)
Balance, March 31, 2012	14,325,214	$511	$86,755	$101,705	$3,168	$192,139

Balance, January 1, 2013	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	10,940	—	10,940
Dividends declared	—	—	—	(1,583)	—	(1,583)
Share-based compensation	—	—	456	—	—	456
Common stock issued	17,568	—	42	—	—	42
Other comprehensive loss	—	—	—	—	(3,212)	(3,212)
Balance, March 31, 2013	14,400,206	$511	$90,687	$173,229	$5,978	$270,405

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,940	$19,959
Adjustments to reconcile net income to net cash used in operating activities:
Amortization/accretion of discount/premium on loans held for investment, net of additions	(344)	(172)
Amortization/accretion of discount/premium on investment securities	1,331	1,192
Amortization of intangibles	10	27
Amortization of mortgage servicing rights	490	491
Provision for credit losses	2,000	—
Provision for losses on other real estate owned	638	2,754
Depreciation and amortization on premises and equipment	1,014	529
Fair value adjustment of loans held for sale	13,034	(3,804)
Fair value adjustment of foreclosed loans transferred to other real estate owned	—	(490)
Origination of mortgage servicing rights	(18,349)	(7,522)
Change in fair value of mortgage servicing rights	1,528	(2,441)
Net loss (gain) on sale of investment securities	48	(41)
Gain on sale of other real estate owned	(108)	(100)
Net deferred income tax expense (benefit)	1,374	(3,972)
Share-based compensation expense	343	334
Origination of loans held for sale	(1,431,625)	(698,851)
Proceeds from sale of loans held for sale	1,608,533	561,196
Cash used by changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(3,405)	(16,737)
(Decrease) increase in accounts payable and other liabilities	(19,652)	4,838
Net cash provided by (used in) operating activities	167,800	(142,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(29,013)	(158,143)
Proceeds from sale of investment securities	15,754	34,047
Principal repayments and maturities of investment securities	8,029	4,843
Proceeds from sale of other real estate owned	2,225	8,978
Mortgage servicing rights purchased from others	(4)	(48)
Capital expenditures related to other real estate owned	(22)	(52)
Origination of loans held for investment and principal repayments, net	(51,524)	5,208
Property and equipment purchased	(2,675)	(994)
Net cash used in investing activities	(57,230)	(106,161)

	Three Months Ended March 31,
(in thousands)	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	$(42,131)	$(9,122)
Proceeds from Federal Home Loan Bank advances	1,569,042	—
Repayment of Federal Home Loan Bank advances	(1,644,542)	—
Proceeds from Federal Home Loan Bank stock repurchase	330	—
Proceeds from stock issuance, net	42	87,744
Excess tax benefits related to stock options	113	—
Net cash (used in) provided by financing activities	(117,146)	78,622
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,576)	(170,349)
CASH AND CASH EQUIVALENTS:
Beginning of year	25,285	263,302
End of period	$18,709	$92,953
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,880	$6,024
Federal and state income taxes	5,442	—
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	3,303	3,458
Ginnie Mae loans recognized with the right to repurchase, net	$3,132	$3,092

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company that serves consumers and businesses primarily in the Pacific Northwest and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and consumer and commercial banking operations. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, Union Street Holdings LLC and Lacey Gateway LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Although these estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Management has made significant estimates in several areas, and actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“2012 Annual Report on Form 10-K”).

Shares outstanding and per share information presented in this Form 10-Q have been adjusted to reflect the 2-for-1 forward stock splits effective on November 5, 2012 and on March 6, 2012.

NOTE 2–SIGNIFICANT RISKS AND UNCERTAINTIES:

Regulatory Agreements

Homestreet, Inc. received notification from the Federal Reserve Bank of San Francisco that the Cease and Desist Order, dated May 18, 2009 issued by the Office of Thrift Supervision, had been terminated effective March 26, 2013.

On December 27, 2012, the Bank had been notified by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“WDFI”) that the Bank had taken appropriate corrective actions to address the memorandum of understanding ("MOU") in place since March 26, 2012, and consequently the Bank's MOU was terminated effective December 27, 2012. The Bank is no longer considered a “troubled institution” and is considered “well-capitalized” within the meaning of the FDIC's prompt corrective action rules.

NOTE 3–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At March 31, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$69,707	$223	$(482)	$69,448
Commercial	13,653	754	—	14,407
Municipal bonds (1)	126,841	4,405	(199)	131,047
Collateralized mortgage obligations:
Residential	147,296	3,922	(1,105)	150,113
Commercial	19,777	81	(63)	19,795
U.S. Treasury securities	30,416	12	—	30,428
	$407,690	$9,397	$(1,849)	$415,238

	At December 31, 2012
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$62,847	$223	$(217)	$62,853
Commercial	13,720	660	—	14,380
Municipal bonds (1)	123,695	5,574	(94)	129,175
Collateralized mortgage obligations:
Residential	163,981	6,333	(115)	170,199
Commercial	8,983	60	—	9,043
U.S. Treasury securities	30,670	11	(2)	30,679
	$403,896	$12,861	$(428)	$416,329

(1)
Comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2013 and December 31, 2012, substantially all bonds were rated; no bonds were rated below “A.”

Mortgage-backed securities and collateralized mortgage obligations represent securities issued by government sponsored entities ("GSEs"). Each of the mortgage-backed securities ("MBS") and the collateralized mortgage obligations ("CMOs") in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Substantially all securities held are rated and considered at least investment grade, according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”).

Investment securities that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(482)	$37,896	$—	$—	$(482)	$37,896
Municipal bonds	(199)	20,667	—	—	(199)	20,667
Collateralized mortgage obligations:
Residential	(1,105)	55,494	—	—	(1,105)	55,494
Commercial	(63)	12,176	—	—	(63)	12,176
	$(1,849)	$126,233	$—	$—	$(1,849)	$126,233

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(217)	$18,121	$—	$—	$(217)	$18,121
Municipal bonds	(94)	4,212	—	—	(94)	4,212
Collateralized mortgage obligations:
Residential	(115)	13,883	—	—	(115)	13,883
U.S. Treasury securities	—	—	(2)	10,238	(2)	10,238
	$(426)	$36,216	$(2)	$10,238	$(428)	$46,454

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

	At March 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Available for sale:
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$69,448	2.44%	$69,448	2.44%
Commercial	—	—	—	—	—	—	14,407	3.86	14,407	3.86
Municipal bonds	—	—	—	—	17,575	3.56	113,472	4.60	131,047	4.46
Collateralized mortgage obligations
Residential	—	—	—	—	—	—	150,113	2.61	150,113	2.61
Commercial	—	—	—	—	5,615	1.88	14,180	2.35	19,795	2.22
U.S. Treasury securities	30,428	0.23	—	—	—	—	—	—	30,428	0.23
Total available for sale	$30,428	0.23%	$—	—%	$23,190	3.16%	$361,620	3.24%	$415,238	3.01%

	At December 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Available for sale:
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$62,853	2.81%	$62,853	2.81%
Commercial	—	—	—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64	113,502	4.66	129,175	4.53
Collateralized mortgage obligations
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
U.S. Treasury	30,679	0.23	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2013	2012

Proceeds	$15,754	$34,047
Gross gains	4	113
Gross losses	(52)	(72)

There were no investment securities pledged to secure advances from the Federal Home Loan Bank ("FHLB") at March 31, 2013 and $51.9 million in securities pledged to secure advances from the FHLB at December 31, 2012. At March 31, 2013 and December 31, 2012 there were $18.5 million and $18.6 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale of $1.3 million and $700 thousand for the three months ended March 31, 2013 and 2012, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies and Note 5, Loans and Credit Quality to the Company's 2012 Annual Report on Form 10-K.

Loans held for investment consist of the following.

(in thousands)	At March 31, 2013	At December 31, 2012

Consumer loans
Single family	$730,553	$673,865
Home equity	132,537	136,746
	863,090	810,611
Commercial loans
Commercial real estate	387,819	361,879
Multifamily	21,859	17,012
Construction/land development	43,600	71,033
Commercial business	73,851	79,576
	527,129	529,500
	1,390,219	1,340,111
Net deferred loan fees and discounts	(2,832)	(3,576)
	1,387,387	1,336,535
Allowance for loan losses	(28,405)	(27,561)
	$1,358,982	$1,308,974

The Company's portfolio of loans held for investment is divided into two portfolio segments, consumer loans and commercial loans, which are the same segments used to determine the allowance for loan losses.  Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity loans within the consumer loan portfolio segment and commercial real estate, multifamily, construction/land development and commercial business loans within the commercial loan portfolio segment.

Loans, which totaled $361.7 million and $469.8 million at March 31, 2013 and December 31, 2012, respectively, are pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii. Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At March 31, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 42.6% and 23.2% respectively. At December 31, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 40.4% and 22.5% of the total portfolio, respectively. These loans were mostly located within the Puget Sound area, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2013. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments which is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within the 2012 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2013	2012

Allowance for credit losses (roll-forward):
Beginning balance	$27,751	$42,800
Provision for credit losses	2,000	—
(Charge-offs), net of recoveries	(1,157)	(7,398)
Ending balance	$28,594	$35,402
Components:
Allowance for loan losses	$28,405	$35,204
Allowance for unfunded commitments	189	198
Allowance for credit losses	$28,594	$35,402

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance

Consumer loans
Single family	$13,388	$(721)	$75	$1,736	$14,478
Home equity	4,648	(839)	97	802	4,708
	18,036	(1,560)	172	2,538	19,186
Commercial loans
Commercial real estate	5,312	197	—	449	5,958
Multifamily	622	—	—	13	635
Construction/land development	1,580	(148)	70	(608)	894
Commercial business	2,201	—	112	(392)	1,921
	9,715	49	182	(538)	9,408
Total allowance for credit losses	$27,751	$(1,511)	$354	$2,000	$28,594

	Three Months Ended March 31, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending Balance

Consumer loans
Single family	$10,671	$(1,275)	$—	$2,271	$11,667
Home equity	4,623	(1,349)	65	1,192	4,531
	15,294	(2,624)	65	3,463	16,198
Commercial loans
Commercial real estate	4,321	(26)	—	603	4,898
Multifamily	335	—	—	11	346
Construction/land development	21,237	(4,812)	128	(3,837)	12,716
Commercial business	1,613	(141)	12	(240)	1,244
	27,506	(4,979)	140	(3,463)	19,204
Total allowance for credit losses	$42,800	$(7,603)	$205	$—	$35,402

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$12,073	$2,405	$14,478	$652,570	$77,983	$730,553
Home equity	4,607	101	4,708	129,067	3,470	132,537
	16,680	2,506	19,186	781,637	81,453	863,090
Commercial loans
Commercial real estate	4,645	1,313	5,958	359,106	28,713	387,819
Multifamily	160	475	635	18,648	3,211	21,859
Construction/land development	630	264	894	33,139	10,461	43,600
Commercial business	847	1,074	1,921	71,876	1,975	73,851
	6,282	3,126	9,408	482,769	44,360	527,129
Total	$22,962	$5,632	$28,594	$1,264,406	$125,813	$1,390,219

	At December 31, 2012
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$11,212	$2,176	$13,388	$599,538	$74,327	$673,865
Home equity	4,611	37	4,648	133,026	3,720	136,746
	15,823	2,213	18,036	732,564	78,047	810,611
Commercial loans
Commercial real estate	3,682	1,630	5,312	334,406	27,473	361,879
Multifamily	106	516	622	13,791	3,221	17,012
Construction/land development	1,092	488	1,580	58,129	12,904	71,033
Commercial business	680	1,521	2,201	77,256	2,320	79,576
	5,560	4,155	9,715	483,582	45,918	529,500
Total	$21,383	$6,368	$27,751	$1,216,146	$123,965	$1,340,111

Interest payments on impaired loans, applied against loan principal or recognized as interest income, of $1.1 million and $1.4 million were recorded for cash payments received during the three months ended March 31, 2013 and 2012 respectively.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$32,488	$34,131	$—
Home equity	2,382	2,869	—
	34,870	37,000	—
Commercial loans
Commercial real estate	10,629	12,229	—
Multifamily	508	508	—
Construction/land development	8,801	18,736	—
Commercial business	137	152	—
	20,075	31,625	—
	$54,945	$68,625	$—
With an allowance recorded:
Consumer loans
Single family	$45,495	$46,893	$2,405
Home equity	1,088	1,088	101
	46,583	47,981	2,506
Commercial loans
Commercial real estate	18,084	18,084	1,313
Multifamily	2,703	2,880	475
Construction/land development	1,660	1,808	264
Commercial business	1,838	1,900	1,074
	24,285	24,672	3,126
	$70,868	$72,653	$5,632
Total:
Consumer loans
Single family	$77,983	$81,024	$2,405
Home equity	3,470	3,957	101
	81,453	84,981	2,506
Commercial loans
Commercial real estate	28,713	30,313	1,313
Multifamily	3,211	3,388	475
Construction/land development	10,461	20,544	264
Commercial business	1,975	2,052	1,074
	44,360	56,297	3,126
Total impaired loans	$125,813	$141,278	$5,632

	At December 31, 2012
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$28,202	$29,946	$—
Home equity	2,728	3,211	—
	30,930	33,157	—
Commercial loans
Commercial real estate	10,933	12,445	—
Multifamily	508	508	—
Construction/land development	11,097	20,990	—
Commercial business	147	162	—
	22,685	34,105	—
	$53,615	$67,262	$—
With an allowance recorded:
Consumer loans
Single family	$46,125	$47,553	$2,176
Home equity	992	1,142	37
	47,117	48,695	2,213
Commercial loans
Commercial real estate	16,540	16,540	1,630
Multifamily	2,713	2,891	516
Construction/land development	1,807	1,807	488
Commercial business	2,173	2,287	1,521
	23,233	23,525	4,155
	$70,350	$72,220	$6,368
Total:
Consumer loans
Single family	$74,327	$77,499	$2,176
Home equity	3,720	4,353	37
	78,047	81,852	2,213
Commercial loans
Commercial real estate	27,473	28,985	1,630
Multifamily	3,221	3,399	516
Construction/land development	12,904	22,797	488
Commercial business	2,320	2,449	1,521
	45,918	57,630	4,155
	$123,965	$139,482	$6,368

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The following table provides the average recorded investment in impaired loans by portfolio segment and class. Information related to interest income recognized on average impaired loan balances is not included as it is not operationally practicable to derive this.

	Three Months Ended March 31,
(in thousands)	2013	2012

Consumer loans
Single family	$76,155	$64,515
Home equity	3,595	2,716
	79,750	67,231
Commercial loans
Commercial real estate	28,093	35,113
Multifamily	3,216	7,246
Construction/land development	11,683	68,115
Commercial business	2,147	965
	45,139	111,439
	$124,889	$178,670

Credit Quality Indicators
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The following tables present designated loan grades by loan portfolio segment and loan class.

	At March 31, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$622,531	$58,380	$20,789	$28,853	$730,553
Home equity	127,533	1,318	693	2,993	132,537
	750,064	59,698	21,482	31,846	863,090
Commercial loans
Commercial real estate	225,972	90,819	43,454	27,574	387,819
Multifamily	17,085	—	4,774	—	21,859
Construction/land development	25,880	5,135	6,286	6,299	43,600
Commercial business	63,838	6,816	504	2,693	73,851
	332,775	102,770	55,018	36,566	527,129
	$1,082,839	$162,468	$76,500	$68,412	$1,390,219

	At December 31, 2012
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$565,312	$55,768	$27,599	$25,186	$673,865
Home equity	131,246	1,337	1,193	2,970	136,746
	696,558	57,105	28,792	28,156	810,611
Commercial loans
Commercial real estate	217,370	102,353	17,931	24,225	361,879
Multifamily	12,222	1,569	3,221	—	17,012
Construction/land development	21,540	7,243	35,368	6,882	71,033
Commercial business	68,134	7,914	462	3,066	79,576
	319,266	119,079	56,982	34,173	529,500
	$1,015,824	$176,184	$85,774	$62,329	$1,340,111

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned. As of March 31, 2013 and December 31, 2012, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality indicators used by management, see Note 5, Loans and Credit Quality within the 2012 Annual Report on Form 10-K.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. Loans whose repayments are insured by FHA or guaranteed by the VA are maintained on accrual status even if 90 days or more past due.

The following tables present aging analyses of past due loans by loan portfolio segment and loan class.

	At March 31, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)

Consumer loans
Single family	$11,171	$5,538	$58,066	$74,775	$655,778	$730,553	$42,785
Home equity	742	227	2,917	3,886	128,651	132,537	—
	11,913	5,765	60,983	78,661	784,429	863,090	42,785
Commercial loans
Commercial real estate	—	—	6,123	6,123	381,696	387,819	—
Multifamily	—	—	—	—	21,859	21,859	—
Construction/land development	—	—	5,974	5,974	37,626	43,600	—
Commercial business	—	—	1,838	1,838	72,013	73,851	—
	—	—	13,935	13,935	513,194	527,129	—
	$11,913	$5,765	$74,918	$92,596	$1,297,623	$1,390,219	$42,785

	At December 31, 2012
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)

Consumer loans
Single family	$11,916	$4,732	$53,962	$70,610	$603,255	$673,865	$40,658
Home equity	787	242	2,970	3,999	132,747	136,746	—
	12,703	4,974	56,932	74,609	736,002	810,611	40,658
Commercial loans
Commercial real estate	—	—	6,403	6,403	355,476	361,879	—
Multifamily	—	—	—	—	17,012	17,012	—
Construction/land development	—	—	5,042	5,042	65,991	71,033	—
Commercial business	—	—	2,173	2,173	77,403	79,576	—
	—	—	13,618	13,618	515,882	529,500	—
	$12,703	$4,974	$70,550	$88,227	$1,251,884	$1,340,111	$40,658

(1)
Federal Housing Administration ("FHA")-insured and Department of Veterans' Affairs ("VA")-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present accrual and nonaccrual loan balances by loan portfolio segment and loan class.

	At March 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$715,272	$15,281	$730,553
Home equity	129,620	2,917	132,537
	844,892	18,198	863,090
Commercial loans
Commercial real estate	381,696	6,123	387,819
Multifamily	21,859	—	21,859
Construction/land development	37,626	5,974	43,600
Commercial business	72,013	1,838	73,851
	513,194	13,935	527,129
	$1,358,086	$32,133	$1,390,219

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$660,561	$13,304	$673,865
Home equity	133,776	2,970	136,746
	794,337	16,274	810,611
Commercial loans
Commercial real estate	355,476	6,403	361,879
Multifamily	17,012	—	17,012
Construction/land development	65,991	5,042	71,033
Commercial business	77,403	2,173	79,576
	515,882	13,618	529,500
	$1,310,219	$29,892	$1,340,111

The Company had 177 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $111.1 million at March 31, 2013 with related unfunded commitments of $29 thousand. The Company had 162 loan relationships classified as TDRs totaling $110.8 million at December 31, 2012 with related unfunded commitments of $25 thousand. The increase in the number of TDR loan relationships at March 31, 2013 from December 31, 2012 is primarily due to an increase in the number of single family loan TDRs, partially offset by a decline in the number of commercial construction/land development loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $926 thousand, comprised of five relationships, and $1.4 million, comprised of six relationships, as of March 31, 2013 and December 31, 2012, respectively, and are predominately comprised of loans repurchased from Ginnie Mae with modified interest rate terms.

Troubled Debt Restructurings

The following tables present information about TDRs by loan portfolio segment and loan class.

	At March 31, 2013
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	$131	$72,577	$3,442
	Payment restructure	10	1,808	—
		141	$74,385	$3,442
Home equity
	Interest rate reduction	19	$2,297	$25
	Payment restructure	5	175	—
		24	$2,472	$25
Total consumer
	Interest rate reduction	150	$74,874	$3,467
	Payment restructure	15	1,983	—
		165	$76,857	$3,467
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,046	$1,884
	Payment restructure	1	15,770	—
		3	$21,816	$1,884
Multifamily
	Interest rate reduction	2	$3,211	$—
		2	$3,211	$—
Construction/land development
	Interest rate reduction	4	$8,476	$7,063
	Forgiveness of principal	2	636	43
		6	$9,112	$7,106
Commercial business
	Payment restructure	1	137	68
		1	$137	$68
Total commercial
	Interest rate reduction	8	$17,733	$8,947
	Payment restructure	2	15,907	68
	Forgiveness of principal	2	636	43
		12	$34,276	$9,058
Total loans
	Interest rate reduction	158	$92,607	$12,414
	Payment restructure	17	17,890	68
	Forgiveness of principal	2	636	43
		177	$111,133	$12,525

	At December 31, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	118	$70,042	$3,647
	Payment restructure	8	1,372	—
		126	$71,414	$3,647
Home equity
	Interest rate reduction	19	$2,577	$176
	Payment restructure	5	176	—
		24	$2,753	$176
Total consumer
	Interest rate reduction	137	$72,619	$3,823
	Payment restructure	13	1,548	—
		150	$74,167	$3,823
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,071	$1,884
	Payment restructure	1	15,770	—
		3	$21,841	$1,884
Multifamily
	Interest rate reduction	2	$3,221	$—
		2	$3,221	$—
Construction/land development
	Interest rate reduction	4	$10,753	$7,065
	Payment restructure	0	—	—
	Forgiveness of principal	2	654	43
		6	$11,407	$7,108
Commercial business
	Payment restructure	1	$147	$68
		1	$147	$68
Total commercial
	Interest rate reduction	8	$20,045	$8,949
	Payment restructure	2	15,917	68
	Forgiveness of principal	2	654	43
		12	$36,616	$9,060
Total loans
	Interest rate reduction	145	$92,664	$12,772
	Payment restructure	15	17,465	68
	Forgiveness of principal	2	654	43
		162	$110,783	$12,883

The following table presents TDR balances that have re-defaulted during the three months ended March 31, 2013 and 2012, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2013		2012
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$1,423	11	$2,620
Home equity	1	22	—	—
	7	1,445	11	2,620
Commercial loans
Commercial real estate	1	770	—	—
Commercial business	—	—	1	360
	1	770	1	360
	8	$2,215	12	$2,980

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2013	At December 31, 2012

Noninterest bearing accounts	$331,478	$358,831
NOW accounts 0.00% to 0.75%	236,744	174,699
Statement savings accounts, due on demand 0.20% to 0.85%	108,627	103,932
Money market accounts, due on demand 0.00% to 1.50%	734,647	683,906
Certificates of deposit 0.15% to 3.92%	523,208	655,467
	$1,934,704	$1,976,835

There were no public funds included in deposits as of March 31, 2013 and December 31, 2012.

Interest expense on deposits consists of the following.

	Three Months Ended March 31,
(in thousands)	2013	2012

NOW accounts	$158	$115
Statement savings accounts	104	83
Money market accounts	857	720
Certificates of deposit	2,370	3,961
	$3,489	$4,879

The weighted-average interest rates on certificates of deposit at March 31, 2013 and December 31, 2012 were 1.30% and 1.59%, respectively.

Certificates of deposit outstanding as of March 31, 2013, mature as follows.

(in thousands)	At March 31, 2013

Within one year	$364,495
One to two years	92,086
Two to three years	45,865
Three to four years	13,450
Four to five years	7,312
$523,208

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2013 and December 31, 2012 was $229.5 million and $300.4 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2013 and December 31, 2012 was $33.0 million and $45.3 million, respectively. There were no brokered deposits as of March 31, 2013 or December 31, 2012.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as a cash flow or foreign currency hedge at March 31, 2013 or December 31, 2012. Derivatives are reported at their respective fair values in the accounts receivable and other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

As permitted under U.S. GAAP, the Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty, which are documented under industry standard master agreements and credit support annexes. The Company's master netting agreements provide that following an uncured payment default or other event of default the non-defaulting party may promptly terminate all transactions between the parties and determine a net amount due to be paid to, or by, the defaulting party. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery (which remains uncured following applicable notice and grace periods). The Company's right of offset requires that master netting agreements are legally enforceable and that the exercise of rights by the non-defaulting party under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in accounts receivable and other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities Available for Sale of this Form 10-Q for further information on securities collateral pledged. As of March 31, 2013 and December 31, 2012, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 11, Derivatives and Hedging Activities within the 2012 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2013
	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$988,743	$1,018	$(2,658)
Interest rate swaptions	10,000	—	—
Interest rate lock commitments	635,422	20,848	(6)
Interest rate swaps	364,424	869	(9,696)
Total derivatives before netting	$1,998,589	22,735	(12,360)
Netting adjustments		(1,453)	1,453
Carrying value on consolidated statements of financial condition		$21,282	$(10,907)

	At December 31, 2012
	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,258,152	$621	$(2,743)
Interest rate lock commitments	734,762	22,548	(20)
Interest rate swaps	361,892	538	(9,358)
Total derivatives before netting	$2,354,806	23,707	(12,121)
Netting adjustments		(1,052)	1,052
Carrying value on consolidated statements of financial condition		$22,655	$(11,069)

The following tables present gross and net information about derivative instruments.

	At March 31, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash Collateral Paid (1)	Net amount

Derivative assets:
Forward sale commitments	$1,018	$(852)	$166	$—	$166
Interest rate swaps	869	(601)	268	—	268
Total derivatives subject to legally enforceable master netting agreements	1,887	(1,453)	434	—	434
Interest rate lock commitments	20,848	—	20,848	—	20,848
Total derivative assets	$22,735	$(1,453)	$21,282	$—	$21,282

Derivative liabilities:
Forward sale commitments	$(2,658)	$852	$(1,806)	$1,765	$(41)
Interest rate swaps	(9,696)	601	(9,095)	9,095	—
Total derivatives subject to legally enforceable master netting agreements	(12,354)	1,453	(10,901)	10,860	(41)
Interest rate lock commitments	(6)	—	(6)	—	(6)
Total derivative assets	$(12,360)	$1,453	$(10,907)	$10,860	$(47)

	At December 31, 2012
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Net amount

Derivative assets:
Forward sale commitments	$621	$(621)	$—	$—	$—
Interest rate swaps	538	(431)	107	—	107
Total derivatives subject to legally enforceable master netting agreements	1,159	(1,052)	107	—	107
Interest rate lock commitments	22,548	—	22,548	—	22,548
Total derivative assets	$23,707	$(1,052)	$22,655	$—	$22,655

Derivative liabilities:
Forward sale commitments	$(2,743)	$621	$(2,122)	$1,953	$(169)
Interest rate swaps	(9,358)	431	(8,927)	8,927	—
Total derivatives subject to legally enforceable master netting agreements	(12,101)	1,052	(11,049)	10,880	(169)
Interest rate lock commitments	(20)	—	(20)	—	(20)
Total derivative assets	$(12,121)	$1,052	$(11,069)	$10,880	$(189)

(1)
Excludes cash collateral of $23.0 million and $18.0 million at March 31, 2013 and December 31, 2012, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at March 31, 2013 and December 31, 2012.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $31 thousand and $50 thousand for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the net gain (loss) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2013	2012

Recognized in noninterest income:
Net (loss) gain on mortgage loan origination and sale activities (1)	$(1,365)	$6,700
Mortgage servicing (2)	(2,518)	(514)
	$(3,883)	$6,186

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge on IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2013	At December 31, 2012

Single family	$419,106	$607,578
Multifamily	11,751	13,221
	$430,857	$620,799

Loans sold consisted of the following.

	Three Months Ended March 31,
(in thousands)	2013	2012

Single family	$1,360,344	$534,310
Multifamily	50,587	31,423
	$1,410,931	$565,733

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2013	2012

Single family:
Secondary market gains(1)	$27,429	$17,057
Provision for repurchase losses(2)	—	(390)
Net gain from secondary market activities	27,429	16,667
Mortgage servicing rights originated	16,806	6,723
Loan origination and funding fees	7,753	4,944
Total single family	51,988	28,334
Multifamily	1,925	1,162
Net gain on mortgage loan origination and sale activities	$53,913	$29,496

(1)
Comprised of gains and losses on interest rate lock commitments, single family loans held for sale and forward sale commitments used to economically hedge instruments used in secondary market activities, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated financial statements as they are not assets of the Company. The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At March 31, 2013	At December 31, 2012

Single family
U.S. government and agency MBS	$9,352,404	$8,508,458
Other	348,992	362,230
	9,701,396	8,870,688
Commercial
Multifamily	737,007	727,118
Other	52,825	53,235
	789,832	780,353
Total loans serviced for others	$10,491,228	$9,651,041

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2013	2012

Beginning balance	$1,955	$471
Additions (1)	536	390
Realized losses (2)	(516)	—
Balance, end of period	$1,975	$861

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $6.0 million and $5.9 million were recorded in accounts receivable and other assets as of March 31, 2013 and December 31, 2012, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At March 31, 2013 and December 31, 2012, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $11.1 million and $8.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2013	2012

Servicing income, net:
Servicing fees and other	$7,607	$6,436
Changes in fair value of single family MSRs due to modeled amortization (1)	(5,106)	(4,969)
Amortization of multifamily MSRs	(490)	(491)
	2,011	976
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	3,579	7,411
Net gain (loss) from derivatives economically hedging MSR	(2,518)	(514)
	1,061	6,897
Mortgage servicing income	$3,072	$7,873

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

All MSRs are initially measured and recorded at fair value at the time loans are sold. Single family MSRs are subsequently carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur, while multifamily MSRs are subsequently carried at the lower of amortized cost or fair value.

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

	Three Months Ended March 31,
(rates per annum) (1)	2013	2012

Constant prepayment rate ("CPR") (2)	9.43%	9.48%
Discount rate	10.26%	10.41%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2013

Fair value of single family MSR	$102,678
Expected weighted-average life (in years)	5.65
Constant prepayment rate (1)	15.88%
Impact on 10% adverse change	$(4,181)
Impact on 25% adverse change	$(9,739)
Discount rate	10.57%
Impact on fair value of 100 basis points increase	$(3,429)
Impact on fair value of 200 basis points increase	$(6,637)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2013	2012

Beginning balance	$87,396	$70,169
Additions and amortization:
Originations	16,806	6,723
Purchases	3	47
Changes due to modeled amortization(1)	(5,106)	(4,969)
Net additions and amortization	11,703	1,801
Changes in fair value due to changes in model inputs and/or assumptions (2)	3,579	7,411
Ending balance	$102,678	$79,381

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2013	2012

Beginning balance	$8,097	$7,112
Origination	1,543	799
Amortization	(490)	(491)
Ending balance	$9,150	$7,420

At March 31, 2013, the expected weighted-average life of the Company’s multifamily MSRs was 9.02 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2013

Remainder of 2013	$1,212
2014	1,455
2015	1,286
2016	1,171
2017	1,046
2018 and thereafter	2,980
Carrying value of multifamily MSR	$9,150

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

In the ordinary course of business, the Company makes unfunded loan commitments as part of its residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that we will advance the specified funds enabling the buyer to complete the purchase of the property. Unfunded loan commitments totaled $613.9 million ($593.4 million fixed-rate and $20.5 million adjustable-rate commitments) at March 31, 2013 and $768.9 million ($746.8 million fixed-rate and $22.1 million adjustable-rate commitments) at December 31, 2012.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Commitments related to unused home equity and commercial real estate lines of credit and business banking funding lines totaled $94.8 million and $91.1 million at March 31, 2013 and December 31, 2012, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $41.5 million and $34.5 million at March 31, 2013 and December 31, 2012, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $189 thousand and $190 thousand at March 31, 2013 and December 31, 2012, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program and are no longer on the Company's consolidated statement of financial condition, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2013 and December 31, 2012, the total unpaid principal balance of loans sold under this program was $737.0 million and $727.1 million, respectively. The Company’s reserve liability related to this arrangement totaled $3.4 million and $3.3 million at March 31, 2013 and December 31, 2012, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2013 and 2012.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to GSEs that include the mortgage loans in GSE-guaranteed mortgage securitizations. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans that are used to back Ginnie Mae-guaranteed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

The Company does not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against losses.  The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company.  In general, once a FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through

1 DUS® is a registered trademark of Fannie Mae	35

borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

The total unpaid principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $9.75 billion and $8.92 billion as of March 31, 2013 and December 31, 2012, respectively. At each of March 31, 2013 and December 31, 2012, the Company had recorded a mortgage repurchase liability, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.0 million.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of incurring a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2013, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of March 31, 2013.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement within the 2012 Annual Report on Form 10-K.

Valuation Processes

The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. The Company’s Asset/Liability Management Policy ("ALMP") governs, among other things, the application and control of the valuation models used to estimate and measure fair value. On a quarterly basis, the Company’s Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee provides oversight and approves the
Company’s ALMP. The Company obtains an MSR valuation from an independent valuation firm monthly to assist with the validation of the results and the reasonableness of the assumptions used in measuring fair value.

The Company’s real estate valuations are overseen by the Company’s appraisal department, which is independent of the Company’s lending and credit administration functions. The appraisal department maintains the Company’s appraisal policy and recommends changes to the policy subject to approval by the Company’s Loan Committee and the Credit Committee of the Board. The Company’s appraisals are prepared by independent third-party appraisers and the Company’s internal appraisers. Single family appraisals are generally reviewed by the Company’s single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company’s appraisal department.

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

Estimation of Fair Value

Fair value is based on quoted market prices, when available. In certain cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where readily available. The Company believes its valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurement not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.

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

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
For the carrying value of loans see Note 1–Summary of Significant Accounting Policies within the 2012 Annual Report on Form 10-K. Estimated fair value classified as Level 3.
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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 7, Mortgage Banking Operations.
Level 3 recurring fair value measurement
Multifamily MSRs	Fair value is based on discounted estimated future servicing fees and other revenue, less estimated costs to service the loans.	Carried at lower of amortized cost or fair value Estimated fair value classified as Level 3.
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

(in thousands)	Fair Value at March 31, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$69,448	$—	$69,448	$—
Commercial	14,407	—	14,407	—
Municipal bonds	131,047	—	131,047	—
Collateralized mortgage obligations:
Residential	150,113	—	150,113	—
Commercial	19,795	—	19,795	—
U.S. Treasury securities	30,428	—	30,428	—
Single family mortgage servicing rights	102,678	—	—	102,678
Single family loans held for sale	419,106	—	419,106	—
Derivatives
Forward sale commitments	1,018	—	1,018	—
Interest rate lock commitments	20,848	—	—	20,848
Interest rate swaps	869	—	869	—
Total assets	$959,757	$—	$836,231	$123,526
Liabilities:
Derivatives
Forward sale commitments	$2,658	$—	$2,658	$—
Interest rate lock commitments	6	—	—	6
Interest rate swaps	9,696	—	9,696	—
Total liabilities	$12,360	$—	$12,354	$6

(in thousands)	Fair Value at December 31, 2012	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$62,853	$—	$62,853	$—
Commercial	14,380	—	14,380	—
Municipal bonds	129,175	—	129,175	—
Collateralized mortgage obligations:
Residential	170,199	—	170,199	—
Commercial	9,043	—	9,043	—
U.S. Treasury securities	30,679	—	30,679	—
Single family mortgage servicing rights	87,396	—	—	87,396
Single family loans held for sale	607,578	—	607,578	—
Derivatives
Forward sale commitments	621	—	621	—
Interest rate lock commitments	22,548	—	—	22,548
Interest rate swaps	538	—	538	—
Total assets	$1,135,010	$—	$1,025,066	$109,944
Liabilities:
Derivatives
Forward sale commitments	$2,743	$—	$2,743	$—
Interest rate lock commitments	20	—	—	20
Interest rate swaps	9,358	—	9,358	—
Total liabilities	$12,121	$—	$12,101	$20

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2013 and 2012.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and, as of December 31, 2012, interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2013 and 2012, see Note 7, Mortgage Banking Operations.

The following table presents fair value changes and activity for level 3 interest rate lock commitments during the period.

Three Months Ended March 31,
(in thousands)	2013

Beginning balance, net	$22,528
Total realized/unrealized gains(1)	45,542
Settlements	(47,228)
Ending balance, net	$20,842

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statement of operations, of which $20.0 million relates to net unrealized gains on interest rate lock commitments still outstanding at March 31, 2013.

In the first quarter of 2013, the Company refined the valuation methodology used for interest rate lock commitments to reflect assumptions that the Company believes a market participant would consider under current market conditions. This change in accounting estimate resulted in an increase in fair value of $4.3 million to the Company's interest rate lock commitments outstanding at March 31, 2013.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At March 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$20,842	Income approach	Fall out factor	0.4%	62.7%	14.5%
			Value of servicing	0.41%	1.95%	1.02%

(dollars in thousands)	At December 31, 2012
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$22,528	Income Approach	Fall out factor	0.4%	59.3%	16.8%
			Value of servicing	0.50%	2.18%	1.04%

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following table presents assets that were recorded at fair value during the three months ended March 31, 2013 and 2012 and still held at the end of the respective reporting period.

	Three Months Ended March 31, 2013
(in thousands)	Fair Value of Assets Held at March 31, 2013	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$34,744	—	—	$34,744	$(156)
Other real estate owned(2)	12,728	—	—	12,728	(2,670)
Total	$47,472	$—	$—	$47,472	$(2,826)

	Three Months Ended March 31, 2012
(in thousands)	Fair Value of Assets Held at March 31, 2012	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$33,409	—	—	$33,409	$(4,840)
Other real estate owned(2)	9,878	—	—	9,878	(1,221)
Total	$43,287	$—	$—	$43,287	$(6,061)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following table presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the three months ended March 31, 2013 for assets still held at the end of the period.

(dollars in thousands)	Fair Value of Assets Held at March 31, 2013 (1)	Valuation Technique	Significant Unobservable Input	Three Months Ended March 31, 2013
				Low	High	Weighted Average

Loans held for investment	$17,732	Market approach	Comparable sale adjustments(2)	0%	95%	22%
	15,770	Income approach	Capitalization rate	6.4%	10.8%	8.2%
			Discount rate	8%	10%	9%
Other real estate owned	$9,746	Market approach	Comparable sale adjustments(2)	0%	50%	24%
			Other discounts(3)	18%	18%	18%

(dollars in thousands)	Fair Value of Assets Held at March 31, 2012 (1)	Valuation Technique	Significant Unobservable Input	Three Months Ended March 31, 2012
				Low	High	Weighted Average

Loans held for investment	$33,045	Market approach	Comparable sale adjustments(2)	0%	45%	22%
			Other discounts(3)	29%	74%	64%
	$9,795	Income approach	Capitalization rate	6.0%	9.4%	7.6%
Other real estate owned	$9,709	Market approach	Comparable sale adjustments(2)	0%	70%	28%
			Other discounts(3)	21%	64%	51%

(1)
Assets that are valued using more than one valuation technique are presented within multiple categories for each valuation technique used. Excludes certain significant unobservable inputs that we consider, both individually and in the aggregate, to have been insignificant relative to our overall nonrecurring Level 3 measurements recorded during the period.

(2)	Represents the range of net adjustments reflecting differences between a comparable sale and the property being appraised.

(3)
Includes bulk sale discounts applied to the aggregate retail value of tract development properties, accelerated marketing period discounts and time-hold or other discounts applied to derive the “as is” market value of certain properties requiring a holding period before reaching a state of feasibility or completion (e.g., “upon completion” or "upon stabilization" value) and management discounts based on the Company's experience with actual liquidation values.

The Company's property appraisals are primarily based on the market approach and income approach methodologies, which consider recent sales of comparable properties, including their income generating characteristics, and then make adjustments to reflect the general assumptions that a market participant would make when analyzing the property for purchase. These adjustments may increase or decrease an appraised value and can vary significantly depending on the location, physical characteristics and income producing potential of each individual property. Additionally, the quality and volume of market information available at the time of the appraisal can vary from period-to-period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property and the Company's experience with actual liquidation values.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$18,709	$18,709	$18,709	$—	$—
Loans held for investment	1,358,982	1,393,182	—	—	1,393,182
Loans held for sale – multifamily	11,751	11,772	—	11,772	—
Mortgage servicing rights – multifamily	9,150	10,589	—	—	10,589
Federal Home Loan Bank stock	36,037	36,037	—	36,037	—
Liabilities:
Deposits	$1,934,704	$1,934,393	$—	$1,934,393	$—
Federal Home Loan Bank advances	183,590	187,387	—	187,387	—
Long-term debt	61,857	60,231	—	60,231	—

	At December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$25,285	$25,285	$25,285	$—	$—
Loans held for investment	1,308,974	1,340,882	—	—	1,340,882
Loans held for sale – multifamily	13,221	14,810	—	14,810	—
Mortgage servicing rights – multifamily	8,097	9,497	—	—	9,497
Federal Home Loan Bank stock	36,367	36,367	—	36,367	—
Liabilities:
Deposits	$1,976,835	$1,979,925	$—	$1,979,925	$—
Federal Home Loan Bank advances	259,090	263,209	—	263,209	—
Long-term debt	61,857	60,241	—	60,241	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $230 thousand and $216 thousand at March 31, 2013 and December 31, 2012, respectively.

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
(in thousands, except share and per share data)	2013	2012

Net income	$10,940	$19,959
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,359,691	10,292,566
Dilutive effect of outstanding common stock equivalents (1)	444,438	427,764
Diluted weighted-average number of common stock outstanding	14,804,129	10,720,330
Earnings per share:
Basic earnings per share	$0.76	$1.94
Diluted earnings per share	$0.74	$1.86

(1)
Excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 were certain stock options (due to their antidilutive effect) and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares was 97,426 at March 31, 2013. There were 713,938 outstanding common stock equivalents during the three months ended March 31, 2012 excluded from the computation of diluted EPS.

NOTE 11–BUSINESS SEGMENTS:

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

The All Other category includes corporate items not specific to an operating segment and elimination of certain items that are included in more than one business segment, including: (1) asset/liability management which includes interest rate risk, liquidity position and capital. Asset/liability management responsibilities involve managing the Company’s portfolio of investment securities and providing oversight and direction across the enterprise over matters impacting the Company’s balance sheet and off-balance sheet risk. Such activities include determining the optimal production composition and concentration of loans in the loan portfolio, the appropriate mix of funding sources at any point in time and the allocation of capital to the operating segments; (2) general corporate overhead costs associated with the Company’s facilities, legal, compliance, accounting and finance functions, human resources, and technology services; and (3) the residual impact of our cost allocation processes.

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing (“FTP”) system based on external market factors, which allocates interest income credits and funding charges between the segments and the treasury division within the All Other category, which then assigns to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	an allocation of the Company's consolidated income taxes which are based on the effective tax rate applied to the segment's pretax income or loss.

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2013
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total

Condensed income statement:
Net interest income (1)	$2,953	$7,925	$2,117	$277	$1,963	$15,235
Provision for loan losses	(317)	(2,599)	756	160	—	(2,000)
Noninterest income	1,029	55,590	2,313	3	(34)	58,901
Noninterest expense	(6,597)	(32,607)	(3,106)	(597)	(12,850)	(55,757)
Inter-segment revenue (expense)	(2,590)	(9,027)	(759)	(340)	12,716	—
Income (loss) before income taxes	(5,522)	19,282	1,321	(497)	1,795	16,379
Income tax (benefit) expense	(1,833)	6,402	439	(165)	596	5,439
Net income (loss)	$(3,689)	$12,880	$882	$(332)	$1,199	$10,940
Average assets	$208,977	$1,466,466	$318,172	$31,199	$470,444	$2,495,258

	Three Months Ended March 31, 2012
(in thousands)	Community Banking	Single Family Lending	Income Property	Residential Construction	All Other	Total

Condensed income statement:
Net interest income (1)	$2,261	$3,939	$2,624	$414	$3,595	$12,833
Provision for loan losses	—	—	—	—	—	—
Noninterest income	1,161	37,352	1,438	2	144	40,097
Noninterest expense	(5,852)	(16,945)	(710)	(2,872)	(8,308)	(34,687)
Inter-segment revenue (expense)	(2,175)	(4,223)	(783)	(442)	7,623	—
Income (loss) before income taxes	(4,605)	20,123	2,569	(2,898)	3,054	18,243
Income tax (benefit) expense	457	(1,903)	(255)	288	(303)	(1,716)
Net income (loss)	$(5,062)	$22,026	$2,824	$(3,186)	$3,357	$19,959
Average assets	$212,498	$978,192	$424,662	$91,206	$604,976	$2,311,534

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

These and other forward looking statements are, among other things, attempts to predict the future and, as such, may not come to pass. A wide variety of events, circumstances and conditions may cause us to fall short of management's expectations as expressed herein, or to deviate from the plans and intentions we have described in this report. Some of the factors that may cause us to fall short of expectations or to deviate from our intended courses of action include:

•
the qualifying disclosures and other factors referenced in this Form 10-Q including, but not limited to, those listed under Item 1A “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations;”

•
our ability to manage the credit risks of our lending activities, including potential increases in loan delinquencies, nonperforming assets and write offs, decreased collateral values, inadequate loan reserve amounts and the effectiveness of our hedging strategies;

•
our ability to grow our geographic footprint and our various lines of business, and to manage that growth effectively, including our effectiveness in managing the associated costs and in generating the expected revenues and strategic benefits;

•
general economic conditions, either nationally or in our market area, including a continuation or worsening of the weakness in the housing market, employment trends, business contraction, consumer confidence, real estate values and other recessionary pressures;

•	our ability to anticipate and respond effectively to changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;

•
compliance with regulatory requirements, including new laws and regulations such as the Dodd-Frank Act as well as restrictions that may be imposed by our federal and state regulatory authorities, including the extent to which regulatory initiatives may affect our capital, liquidity and earnings;

•
the effect on our mortgage origination and resale operations of changes in mortgage markets generally, and in monetary policies and economic trends and initiatives as those events affect our mortgage origination and servicing operations;

•
compliance with requirements of investors and/or government-owned or sponsored entities, including Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Administration (the “FHA”) the Department of Housing and Urban Development (“HUD”) and the Department of Veterans' Affairs (the “VA”);

•	our ability to control costs while meeting operational needs and retaining key members of our senior management team and other key managers and business producers; and

•	competition.

We do not intend to update any of the forward-looking statements after the date of this report, whether to conform these statements to actual results or changes in our expectations or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

You may review a copy of this quarterly report on Form 10-Q, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission's Public Reference Room at, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the Securities and Exchange Commission. Copies of our Securities Exchange Act reports also are available from our investor relations website, http://ir.homestreet.com. Except as otherwise expressly noted in that section of our investor relations website, information contained in or linked from our websites is not incorporated into and does not constitute a part of this report.

Summary Financial Data

	At or for the Quarter Ended
(dollars in thousands, except share data)	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012

Income statement data (for the period ended):
Net interest income	$15,235	$16,591	$16,520	$14,799	$12,833
Provision for loan losses	2,000	4,000	5,500	2,000	—
Noninterest income	58,901	71,720	68,976	56,743	40,097
Noninterest expense	55,757	55,754	45,819	46,847	34,687
Net income before taxes	16,379	28,557	34,177	22,695	18,243
Income tax expense	5,439	7,060	12,186	4,017	(1,716)
Net income	$10,940	$21,497	$21,991	$18,678	$19,959
Basic earnings per common share (1)	$0.76	$1.50	$1.53	$1.31	$1.94
Diluted earnings per common share (1)	$0.74	$1.46	$1.50	$1.26	$1.86
Common shares outstanding (1)	14,400,206	14,382,638	14,354,972	14,325,214	14,325,214
Weighted average common shares:
Basic	14,359,691	14,371,120	14,335,950	14,252,120	10,292,566
Diluted	14,804,129	14,714,166	14,699,032	14,824,064	10,720,330
Shareholders’ equity per share	$18.78	$18.34	$16.82	$15.05	$13.41
Financial position (at period end):
Cash and cash equivalents	$18,709	$25,285	$22,051	$75,063	$92,953
Investment securities available for sale	415,238	416,329	414,050	415,610	446,198
Loans held for sale	430,857	620,799	535,908	415,189	291,868
Loans held for investment, net	1,358,982	1,308,974	1,268,703	1,235,253	1,295,471
Mortgage servicing rights	111,828	95,493	81,512	78,240	86,801
Other real estate owned	21,664	23,941	17,003	40,618	31,640
Total assets	2,508,251	2,631,230	2,511,269	2,427,203	2,368,729
Deposits	1,934,704	1,976,835	1,981,814	1,904,749	2,000,633
FHLB advances	183,590	259,090	131,597	65,590	57,919
Shareholders’ equity	270,405	263,762	241,499	215,614	192,139
Financial position (averages):
Investment securities available for sale	$422,761	$418,261	$411,916	$431,875	$381,129
Loans held for investment	1,346,100	1,297,615	1,270,652	1,304,740	1,338,552
Total interest-earning assets	2,244,563	2,244,727	2,187,059	2,143,380	2,090,190
Total interest-bearing deposits	1,543,645	1,609,075	1,625,437	1,640,159	1,705,371
FHLB advances	147,097	122,516	112,839	79,490	57,919
Total interest-bearing liabilities	1,752,599	1,794,006	1,818,611	1,833,875	1,825,147
Shareholders’ equity	274,355	262,163	231,361	207,344	140,794

Summary Financial Data (continued)

	At or for the Quarter Ended
(dollars in thousands, except share data)	Mar. 31, 2013		Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012

Financial performance:
Return on average common shareholders’ equity (2)	15.95%		32.80%	38.02%	36.03%	56.70%
Return on average assets	1.75%		3.46%	3.60%	3.15%	3.45%
Net interest margin (3)	2.81%	(4)	3.06%	3.12%	2.85%	2.51%
Efficiency ratio (5)	75.21%		63.13%	53.59%	65.48%	65.53%
Asset quality:
Allowance for credit losses	$28,594		$27,751	$27,627	$27,125	$35,402
Allowance for loan losses/total loans	2.04%		2.06%	2.11%	2.13%	2.64%
Allowance for loan losses/nonaccrual loans	88.40%		92.20%	71.80%	81.28%	46.58%
Total nonaccrual loans (6)	$32,133		$29,892	$38,247	$33,107	$75,575
Nonaccrual loans/total loans	2.31%		2.23%	2.94%	2.62%	5.66%
Other real estate owned	$21,664		$23,941	$17,003	$40,618	$31,640
Total nonperforming assets	$53,797		$53,833	$55,250	$73,725	$107,215
Nonperforming assets/total assets	2.14%		2.05%	2.20%	3.04%	4.53%
Net charge-offs	$1,157		$3,876	$4,998	$10,277	$7,398
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	11.97%		11.78%	10.86%	10.20%	9.33%
Tier 1 risk-based capital (to risk-weighted assets)	19.21%		18.05%	16.76%	15.83%	14.23%
Total risk-based capital (to risk-weighted assets)	20.47%		19.31%	18.01%	17.09%	15.50%
Other data:
Full-time equivalent employees (ending)	1,218		1,099	998	913	821

(1)	Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(4)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06%.

(5)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

Summary Financial Data (continued)

	At or for the Quarter Ended
(in thousands)	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$9,701,396	$8,870,688	$8,109,669	$7,468,982	$6,947,278
Multifamily	737,007	727,118	760,820	772,473	766,433
Other	52,825	53,235	53,617	56,840	59,370
Total loans serviced for others	$10,491,228	$9,651,041	$8,924,106	$8,298,295	$7,773,081
Loan production volumes:
Single family mortgage closed loans (1)	$1,192,156	$1,518,971	$1,368,238	$1,068,656	$712,302
Single family mortgage interest rate lock commitments	1,035,822	1,254,954	1,313,182	1,303,390	915,141
Single family mortgage loans sold	1,360,344	1,434,947	1,238,879	962,704	534,310
Multifamily mortgage originations	49,119	40,244	20,209	35,908	15,713
Multifamily mortgage loans sold	50,587	33,689	26,515	27,178	31,423

(1)	Represents single family mortgage closed loan volume designated for sale during each respective period.

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2012 Annual Report on Form 10-K.

Management’s Overview of First Quarter 2013 Financial Performance

We are a 91-year-old diversified financial services company headquartered in Seattle, Washington, serving consumers and businesses primarily in the Pacific Northwest and Hawaii. HomeStreet, Inc. (the "Company") is principally engaged in real estate lending, including mortgage banking activities, and consumer and commercial banking operations. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides residential and commercial loans, deposit products and services, non-deposit investment products, and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, loans for residential and commercial real estate construction, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement known as Windermere Mortgage Services Series LLC (“WMS LLC”).

We generate revenue by earning “net interest income” and “noninterest income.” Net interest income is primarily the difference between our interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and fees earned on deposit services and investment and insurance sales.

At March 31, 2013, we had total assets of $2.51 billion, net loans held for investment of $1.36 billion, deposits of $1.93 billion and shareholders’ equity of $270.4 million.

Results for the first quarter of 2013 as compared to the same quarter in the prior year reflect the growth of our mortgage banking business and our commercial and consumer businesses, partially offset by historically low housing inventories that constrained the purchase mortgage market. The Company has historically pursued an origination strategy focused on the purchase mortgage market, while retaining its customers through refinancing their mortgages as well as through repeat purchase transactions. Consequently, our originations have historically had a higher composition of purchase mortgages than peer institutions. We expect to grow our purchase mortgage and overall market share as total mortgage market originations decline and the market transitions away from one dominated by mortgage refinancing. We continued to focus on the purchase mortgage market by offering incentive pricing, developing additional targeted shared marketing relationships with builders, real estate agents and other real estate professionals and continuing to hire loan officers who have proven track records in generating purchase mortgage loans. First quarter interest rate lock commitments were comprised of 50% purchase and 50% refinance transactions compared to 33% purchase and 67% refinance in the fourth quarter 2012.

Our loan portfolio grew $50.0 million, or 3.8%, for the quarter with new lending in each of our traditional lending lines. To support this growth, we continued to expand our branch network with the addition of three new mortgage lending offices and our third commercial lending center. Going forward in 2013, we currently intend to continue to focus on the purchase mortgage business, growing our mortgage production capacity and personnel, and working toward our long-term goal of business and revenue diversification.

1 DUS® is a registered trademark of Fannie Mae	51

Financial Performance

	At or for the Three Months Ended March 31,		% Change
(in thousands, except per share data and ratios)	2013	2012	2013 vs. 2012

Selected statement of operations data
Total net revenue	$74,136	$52,930	40%
Total noninterest expense	55,757	34,687	61
Provision for credit losses	2,000	—	NM
Income tax expense (benefit)	5,439	(1,716)	NM
Net income	10,940	19,959	(45)

Financial performance
Diluted earnings per common share	$0.74	$1.86	(60)%
Return on average common shareholders’ equity	15.95%	56.70%	(72)
Return on average assets	1.75%	3.45%	(49)
Net interest margin	2.81%	2.51%	12

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	11.97%	9.33%	NM
Tier 1 risk-based capital (to risk-weighted assets)	19.21%	14.23%	NM
Total risk-based capital (to risk-weighted assets)	20.47%	15.50%	NM
NM = Not meaningful

For the first quarter of 2013, net income was $10.9 million, or $0.74 per diluted share, compared with $20.0 million, or $1.86 per diluted share a year ago. Return on equity for the first quarter of 2013 (on an annualized basis) was 15.95%, compared to 56.70% for the same period last year, while return on average assets for the first quarter of 2013 (on an annualized basis) was 1.75%, compared to 3.45% for the same period a year ago.

The decrease in net income as compared to same quarter in the prior year was primarily driven by a $7.2 million increase in income tax expense as well as a $2.0 million increase in the provision for credit losses. A $21.2 million increase in net revenue during the first quarter of 2013 was mostly offset by a $21.1 million increase in noninterest expense during the same period.

Net revenue of $74.1 million increased 40% from the first quarter of 2012, primarily driven by increased mortgage loan origination and sale revenue, which was mainly the result of increased single family loan production volume and higher secondary market profit margins. Partially offsetting this increase to noninterest income was a decrease in mortgage servicing income, primarily resulting from a reduction in income recognized from MSR risk management activities.

Noninterest expense of $55.8 million in the first quarter of 2013 increased 61% from the first quarter of 2012 primarily due to an increase in salaries and related costs, including commissions to lending personnel, and higher general and administrative expenses, reflecting the Company's growth and increased mortgage production capacity.

The provision for credit losses was $2.0 million in the first quarter of 2013, compared to no provision recorded in the first quarter of 2012, reflecting the growth of our loans held for investment portfolio. Net charge-offs were $1.2 million in the first quarter of 2013 compared to $7.4 million in the prior year. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 2.04% of loans held for investment at March 31, 2013 compared to 2.06% of loans held for investment at December 31, 2012. Nonperforming assets of $53.8 million, or 2.14% of total assets at March 31, 2013, were relatively unchanged from nonperforming asset balances at December 31, 2012.

Income tax expense was $5.4 million in the first quarter of 2013 compared to an income tax benefit of $1.7 million in the first quarter of 2012. Our estimated annual effective income tax rate for the quarter was 33.2% as compared to an annual effective tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 compared to 2013 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Expansion of Mortgage Banking Operations

During the first quarter of 2013, we added approximately 32 mortgage production personnel and opened three new mortgage loan production offices, including opening a stand-alone lending center in Pasadena, California. Including mortgage origination and operational support personnel, we currently have a total of 743 employees in our mortgage banking operations.

Regulatory Matters

We improved our Bank regulatory capital ratios during the first quarter of 2013, increasing our Tier 1 leverage and total risk-based capital ratios to 12.0% and 20.5%, compared to 11.8% and 19.3% at December 31, 2012, respectively.
As a result of the overall improvement in the Company’s financial condition, results of operations and risk profile, in March 2013 the Federal Reserve Board terminated the cease and desist order that had been imposed on the Company since May 2009.
In March 2013, the Company paid all deferred interest due on its outstanding Trust Preferred Securities ("TruPS") and the current interest payment due on March 15, 2013.

Recent Developments

On April 22, 2013, the Company paid a common stock dividend of $0.11 per share payable to shareholders of record as of April 11, 2013.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Fair Value of Financial Instruments, Single Family MSRs and OREO

•	Income Taxes

These policies and estimates are described in further detail in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies within the 2012 Annual Report on Form 10-K.

Results of Operations

	Three Months Ended March 31,		2013 vs. 2012
(in thousands)	2013	2012	$ Change	% Change

Selected statement of operations data
Net interest income	$15,235	$12,833	$2,402	19%
Provision for loan losses	2,000	—	2,000	NM
Noninterest income	58,901	40,097	18,804	47
Noninterest expense	55,757	34,687	21,070	61
Net income before taxes	16,379	18,243	(1,864)	(10)
Income taxes	5,439	(1,716)	7,155	NM
Net income	$10,940	$19,959	(9,019)	(45)
NM = Not meaningful

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2013					2012
(in thousands)	Average Balance	Interest		Average Yield/Cost		Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$22,700	$16		0.29%		$205,445	$134	0.26%
Investment securities	422,761	3,161		2.99%		381,129	2,489	2.61%
Loans held for sale	453,002	3,745		3.31%		165,064	1,542	3.74%
Loans held for investment	1,346,100	14,337		4.28%		1,338,552	14,977	4.49%
Total interest-earning assets	2,244,563	21,259		3.80%		2,090,190	19,142	3.67%
Noninterest-earning assets (2)	250,695					221,344
Total assets	$2,495,258					$2,311,534
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$181,421	158		0.35%		$138,124	115	0.33%
Savings accounts	105,490	104		0.40%		73,724	83	0.45%
Money market accounts	695,688	857		0.50%		525,191	719	0.55%
Certificate accounts	561,046	2,370		1.71%		968,332	3,961	1.64%
Total interest-bearing deposits	1,543,645	3,489		0.92%		1,705,371	4,878	1.15%
FHLB advances	147,097	292		0.80%		57,919	675	4.67%
Long-term debt	61,857	1,717	(3)	11.10%	(3)	61,857	465	3.01%
Other borrowings	—	4		—		—	4	—
Total interest-bearing liabilities	1,752,599	5,502		1.27%		1,825,147	6,022	1.33%
Other noninterest-bearing liabilities	468,304					345,593
Total liabilities	2,220,903					2,170,740
Shareholders’ equity	274,355					140,794
Total liabilities and shareholders’ equity	$2,495,258					$2,311,534
Net interest income (4)		$15,757					$13,120
Net interest spread				2.53%				2.34%
Impact of noninterest-bearing sources				0.28%				0.17%
Net interest margin				2.81%	(3)			2.51%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Interest expense for the first quarter of 2013 included $1.4 million related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06%.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $522 thousand and $287 thousand for the quarters ended March 31, 2013 and March 31, 2012, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized at the time the loan is removed from nonaccrual status. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $151 thousand and $761 thousand for the three months ended March 31, 2013 and 2012, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding TruPS and advances from the Federal Home Loan Bank ("FHLB").

Net interest income on a tax equivalent basis was $15.8 million for the first quarter of 2013, an increase of $2.6 million, or 20.1%, from $13.1 million for the first quarter of 2012. During the first quarter of 2013, total interest income increased $2.1 million from the first quarter of 2012, while total interest expense declined $520 thousand from the first quarter of 2012. The net interest margin for the first quarter of 2013 improved to 2.81% from 2.51% in the first quarter of 2012. Total average interest-earning assets increased in 2013 as higher mortgage production volumes resulted in a higher average balance of loans held for sale, partially offset by a decrease in cash and cash equivalents which was used to fund the production of loans held for sale. Total average interest-bearing deposit balances declined in the first quarter of 2013 from the first quarter of 2012, primarily due to our deposit and pricing strategy to reduce higher-cost certificates of deposit and partially replace them with transaction and savings deposits.

Total interest income on a tax equivalent basis of $21.3 million in the first quarter of 2013 increased $2.1 million, or 11.1%, from $19.1 million in the first quarter of 2012, primarily driven by increased average interest-earning assets. Our average balance of loans held for sale increased by $287.9 million, or 174%, due primarily to higher closed loan volume in the first quarter of 2013. The increase in interest income was also the result of a higher average balance of investment securities, which increased $41.6 million, or 10.9%, in the first quarter of 2013 from the first quarter of 2012. We invested proceeds our initial public offering in investment securities including higher-yielding municipal securities, which resulted in an increase in yield on investment securities of 38 basis points in the first quarter of 2013 as compared to the first quarter of 2012, primarily due to the investment of proceeds from our initial public offering completed in the first quarter of 2012. These increases were partially offset by a decrease in the yield on average loans held for investment, which decreased 21 basis points compared to the first quarter of 2012.

Total interest expense of $5.5 million in the first quarter of 2013 decreased $0.5 million, or 8.6%, from $6.0 million in the first quarter of 2012. This decrease was primarily due to a $407.3 million, or 42.1%, decline in the average balance of higher-yielding certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits resulting from the expansion of our deposit and lending branch network. Also contributing to the decrease in interest expense was the restructuring of FHLB advances, prepaying certain long-term advances and using short-term FHLB advances to meet short-term mortgage origination and sales funding needs, which contributed to a 387 basis point decline in interest cost on FHLB advances. Interest expense in the first quarter of 2013 included $1.4 million related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on TruPS for which the Company had deferred the payment of interest.

Provision for Loan Losses

Our loan loss provision expense for the first quarter of 2013 was $2.0 million compared to zero for the first quarter of 2012. Nonperforming assets ("NPAs") were $53.8 million at both March 31, 2013 and December 31, 2012. Nonaccrual loans of $32.1 million at March 31, 2013 increased $2.2 million, or 7.5%, from $29.9 million at December 31, 2012.

Net charge-offs of $1.2 million in the first quarter of 2013 were down $6.2 million from net charge-offs of $7.4 million in the first quarter of 2012. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis in this Form 10-Q.

Noninterest Income

Noninterest income was $58.9 million in the first quarter of 2013, an increase of $18.8 million, or 46.9%, from the first quarter of 2012. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. Noninterest income in the first quarter of 2013 as compared to the first quarter of 2012 benefited from increased single family loan production. Our single family mortgage closed loan production increased to $1.19 billion in the first quarter of 2013 from $712.3 million in the first quarter of 2012 as we continued to grow our mortgage origination and production capacity. The increase in noninterest income, predominantly due to higher net gain on mortgage loan origination and sale activities, is detailed in the tables below.

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$53,913	$29,496	$24,417	83%
Mortgage servicing income	3,072	7,873	(4,801)	(61)
Income from Windermere Mortgage Services Series LLC	620	1,166	(546)	(47)
Depositor and other retail banking fees	721	735	(14)	(2)
Insurance commissions	180	182	(2)	(1)
Gain (loss) on securities available for sale	(48)	41	(89)	NM
Other	443	604	(161)	(27)
Total noninterest income	$58,901	$40,097	18,804	47
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Single family:
Secondary market gains(1)	$27,429	$17,057	$10,372	61%
Provision for repurchase losses(2)	—	(390)	390	(100)
Net gain from secondary market activities	27,429	16,667	10,762	65
Mortgage servicing rights originated	16,806	6,723	10,083	150
Loan origination and funding fees	7,753	4,944	2,809	57
Total single family	51,988	28,334	23,654	83
Multifamily	1,925	1,162	763	66
Net gain on mortgage loan origination and sale activities	$53,913	$29,496	$24,417	83

(1)
Comprised of gains and losses on interest rate lock commitments, single family loans held for sale and forward sale commitments used to economically hedge instruments used in secondary market activities, less premiums paid to Windermere Mortgage Services Series LLC on loans purchased or committed to be purchased and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Net gain on mortgage loan origination and sale activities was $53.9 million for the first quarter of 2013, an increase of $24.4 million, or 83%, from $29.5 million for the first quarter of 2012. This increase predominantly reflects increased single family loan production, primarily due to continued low mortgage interest rates, as well as the expansion of our mortgage lending operations as we added approximately 32 mortgage production personnel during the first quarter of 2013.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Production volumes:
Single family mortgage closed loan volume (1)	$1,192,156	$712,302	$479,854	67%
Single family mortgage interest rate lock commitments	1,035,822	915,141	120,681	13

(1)	Represents single family mortgage originations designated for sale during each respective period.

During the first three months of 2013, single family closed loan production increased 67% and single family interest rate lock commitments increased 13% as compared to the first three months of 2012. Our mortgage loan origination and sale revenue growth reflected our expansion of mortgage loan origination capacity and strong demand for both purchase and refinance mortgage loans in our markets, including refinances through the federal government's expanded Home Affordable Refinance Program ("HARP 2.0"), primarily driven by low mortgage interest rates as compared to the prior year. Also contributing to the improvement in net gain on mortgage loan origination and sale activities was an increase in gross revenue per loan compared to the same period in 2012. We continued to experience relatively high gain on sale margins as a result of a combination of low mortgage interest rates, which increased demand for mortgage loan products, coupled with capacity constraints of competing mortgage loan providers to process the elevated demand, which resulted from industry consolidation and other factors.

The Company records a provision for repurchase losses as a reduction to net gain on mortgage loan origination and sale activities, which was zero for the first quarter of 2013, compared to $390 thousand in the first quarter of 2012. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

Mortgage servicing income consisted of the following.

	Three Months Ended March 31,						Dollar Change	Percentage Change
	2013			2012
(in thousands)	Single Family	Multifamily	Total	Single Family	Multifamily	Total	Total	Total

Servicing income, net:
Servicing fees and other	$6,795	$812	$7,607	$5,655	$781	$6,436	$1,171	18%
Changes in fair value of MSRs due to modeled amortization (1)	(5,106)	n/a	(5,106)	(4,969)	n/a	(4,969)	(137)	3
Amortization	n/a	(490)	(490)	n/a	(491)	(491)	1	—
	1,689	322	2,011	686	290	976	1,035	106
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	3,579	n/a	3,579	7,411	n/a	7,411	(3,832)	(52)
Net gain from derivatives economically hedging MSRs	(2,518)	n/a	(2,518)	(514)	n/a	(514)	(2,004)	390
	1,061	n/a	1,061	6,897	n/a	6,897	(5,836)	(85)
Mortgage servicing income	$2,750	$322	$3,072	$7,583	$290	$7,873	$(4,801)	(61)

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the first quarter of 2013, mortgage servicing income of $3.1 million decreased $4.8 million from $7.9 million in the first quarter of 2012. This decrease was primarily due to MSR risk management results, which represents changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.  The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of the MSR risk management activities for the first quarter of 2013 was a gain of $1.1 million compared to a gain of $6.9 million in the first quarter of 2012. The lower gain in 2013 largely reflects a reduction in sensitivity to interest rates for the Company's MSRs, which has enabled the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from MSR risk management, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2013 reflect the impact in the fair value of MSRs due to changes in model inputs and assumptions related to factors other than interest rate changes. Such factors included changes to the FHA streamlined refinance program and higher expected home values, both of which generally lead to higher projected prepayment speeds, and resulted in a decline in income from MSR risk management activities in 2013.

Mortgage servicing fees collected in the first quarter of 2013 were $7.6 million, an increase of $1.2 million, or 18.2%, from $6.4 million in the first quarter of 2012. Our loans serviced for others portfolio increased to $10.49 billion at March 31, 2013 from $9.65 billion at December 31, 2012 and $7.77 billion at March 31, 2012.

Income from Windermere Mortgage Services Series LLC decreased in the first quarter of 2013 to $620 thousand from $1.2 million for the three months ended March 31, 2012. The decrease in 2013 was primarily due to decreased closed loan volume and interest rate lock commitments, which were $180.4 million and $154.5 million, respectively, for the three months ended March 31, 2013 compared to $189.5 million and $210.3 million for the same period in 2012.

Depositor and other retail banking fees for the three months ended March 31, 2013 were relatively consistent with 2012 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Fees:
Monthly maintenance and deposit-related fees	$353	$377	$(24)	(6)%
Debit Card/ATM fees	350	339	11	3
Other fees	18	19	(1)	(5)
Total depositor and other retail banking fees	$721	$735	$(14)	(2)

Noninterest Expense

Noninterest expense was $55.8 million in the three months ended March 31, 2013, an increase of $21.1 million, or 60.7%, from $34.7 million in the three months ended March 31, 2012. Noninterest expense increased primarily due to an increase in salary and related costs mainly resulting from an increase in the number of employees and higher commissions and incentives paid in connection with the expansion of our mortgage production and support personnel and commercial and consumer business lines. General and administrative, occupancy and information services expense also increased due to the expansion of our business lines.

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Noninterest expense
Salaries and related costs	$35,062	$21,351	$13,711	64%
General and administrative	10,888	5,273	5,615	106
Legal	611	435	176	40
Consulting	696	355	341	96
Federal Deposit Insurance Corporation assessments	567	1,240	(673)	(54)
Occupancy	2,802	1,790	1,012	57
Information services	2,996	1,723	1,273	74
Other real estate owned expense	2,135	2,520	(385)	(15)
Total noninterest expense	$55,757	$34,687	$21,070	61

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $35.1 million in the three months ended March 31, 2013, an increase of $13.7 million, or 64.2%, from $21.4 million in the three months ended March 31, 2012. The increase primarily resulted from a $6.5 million increase in base salaries and related costs due to Company growth and a $6.4 million increase in commissions and incentives paid in connection with strong growth in closed mortgage loan volume. At March 31, 2013, we had increased our full-time equivalent employees by 48.4% from March 31, 2012.

General and administrative expense was $10.9 million for the three months ended March 31, 2013, an increase of $5.6 million, or 106.5%, from $5.3 million in the three months ended March 31, 2012. Included in this line item are general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense was primarily due to the overall growth in our mortgage lending, commercial and consumer business lines.

Income Tax Expense

Income tax expense was $5.4 million for the three months ended March 31, 2013 compared to a tax benefit of $1.7 million for the three months ended March 31, 2012. The Company's 2013 income tax expense is based on an estimated annual effective income tax rate of 33.2% as compared to an annual effective tax rate of 20.8% for 2012. The lower effective income tax rate for 2012 compared to 2013 reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Review of Financial Condition – Comparison of March 31, 2013 to December 31, 2012

Total assets were $2.51 billion at March 31, 2013 and $2.63 billion at December 31, 2012. The decrease in total assets was primarily due to a $189.9 million decrease in loans held for sale reflecting the expected seasonal weakness in the mortgage market, reduced refinancing activity and low housing inventories that constrained the purchase mortgage market.

Cash and cash equivalents was $18.7 million at March 31, 2013 compared to $25.3 million at December 31, 2012, a decrease of $6.6 million, or 26.0%. In March 2013, the Company paid all past deferred interest due on its outstanding TruPS and the current interest payment due on March 15, 2013, for a net payment of $13.5 million.

Investment securities available for sale was relatively consistent with year-end, with a balance of $415.2 million at March 31, 2013 compared to $416.3 million at December 31, 2012. We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We hold securities of approximately $1.3 million that are designated as held-to-maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At March 31, 2013		At December 31, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Mortgage-backed securities:
Residential	$69,707	$69,448	$62,847	$62,853
Commercial	13,653	14,407	13,720	14,380
Municipal bonds (1)	126,841	131,047	123,695	129,175
Collateralized mortgage obligations:
Residential	147,296	150,113	163,981	170,199
Commercial	19,777	19,795	8,983	9,043
U.S. Treasury securities	30,416	30,428	30,670	30,679
Total available for sale	$407,690	$415,238	$403,896	$416,329

(1)
Comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2013 and December 31, 2012, substantially all bonds were rated; no bonds were rated below “A.”

Loans held for sale were $430.9 million at March 31, 2013 as compared to $620.8 million at December 31, 2012, a decrease of $189.9 million, or 30.6%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The decrease in loans held for sale was primarily the result of expected seasonal weakness in the mortgage market, reduced refinancing activity and low housing inventories that have constrained the purchase mortgage market.

Loans held for investment, net were $1.36 billion at March 31, 2013 compared to $1.31 billion at December 31, 2012, an increase of $50.0 million, or 3.8%. Our single family loan portfolio increased by $56.7 million from December 31, 2012, primarily as a result of increased originations of mortgages that exceed conventional conforming loan limits. This increase was partially offset by a $2.4 million decrease in commercial loans, as unscheduled payoffs, primarily of construction and land development loans, were greater than loan originations occurring during the quarter.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2013		At December 31, 2012
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$730,553	52.6%	$673,865	50.3%
Home equity	132,537	9.5%	136,746	10.2%
	863,090	62.1%	810,611	60.5%
Commercial loans
Commercial real estate (1)	387,819	27.9%	361,879	27.0%
Multifamily	21,859	1.6%	17,012	1.3%
Construction/land development	43,600	3.1%	71,033	5.3%
Commercial business	73,851	5.3%	79,576	5.9%
	527,129	37.9%	529,500	39.5%
	1,390,219	100.0%	1,340,111	100.0%
Net deferred loan fees and costs	(2,832)		(3,576)
	1,387,387		1,336,535
Allowance for loan losses	(28,405)		(27,561)
	$1,358,982		$1,308,974

(1)
March 31, 2013 and December 31, 2012 balances comprised of $101.4 million and $94.9 million of owner occupied loans, respectively, and $286.4 million and $267.0 million of non-owner occupied loans, respectively.

Accounts receivable and other assets was $98.0 million at March 31, 2013 compared to $88.8 million at December 31, 2012, an increase of $9.2 million, or 10.4%. This increase was primarily due to a $4.9 million investment in an affordable housing project and an increase in cash provided to counterparties as collateral for derivative positions used to hedge our mortgage servicing rights and mortgage banking activities. A receivable is recorded for the amount of cash delivered as collateral.

Deposits were $1.93 billion at March 31, 2013 compared to $1.98 billion at December 31, 2012, a decrease of $42.1 million or 2.1%. This decrease was due to managed reductions in certificates of deposit balances, which were $523.2 million at March 31, 2013, a decrease of $132.3 million, or 20.2%, from $655.5 million at December 31, 2012. Largely offsetting this decrease were increases in transaction and savings deposits, which were $1.16 billion at March 31, 2013, an increase of $117.1 million, or 11.2%, from $1.05 billion at December 31, 2012. This improvement in the composition of deposits reflected our successful efforts to attract transaction and savings deposit balances through our branch network and convert customers with maturing certificates of deposit to transaction and savings deposits.

Federal Home Loan Bank advances were $183.6 million at March 31, 2013 compared to $259.1 million at December 31, 2012, a decrease of $75.5 million, or 29.1%. The decrease was due to the lower balances of loans held for sale, as FHLB advances are used to fund these loans.

Accounts payable and other liabilities were $57.7 million at March 31, 2013 compared to $69.7 million at December 31, 2012, a decrease of $12.0 million, or 17.2%. This decrease was primarily the result of the payment of $13.5 million in net deferred interest payable on the Company's outstanding TruPS during the quarter.

Shareholders’ Equity

Shareholders' equity was $270.4 million at March 31, 2013 compared with $263.8 million at December 31, 2012. This increase included total comprehensive income of $7.7 million recognized during the three months ended March 31, 2013.

As a result of the net income recognized during the three months ended March 31, 2013, shareholders’ equity, on a per share basis, increased to $18.78 per share at March 31, 2013, up from $18.34 per share at December 31, 2012.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets for the three months ended March 31, 2013 and 2012. Return on equity ratios for the periods shown may not be comparable due to the impact and timing of the Company's initial public offering of common stock completed in February 2012 and changes in the annual effective income tax rate between periods.

	At or for the Three Months Ended March 31,
	2013	2012

Return on assets (1)	1.75%	3.45%
Return on equity (2)	15.95%	56.70%
Equity to assets ratio (3)	11.00%	6.09%

(1)	Net income divided by average total assets (annualized).

(2)	Net income divided by average equity (annualized).

(3)	Average equity divided by average total assets.

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

We use various management accounting methodologies to assign certain balance sheet and income statement items to the responsible business segments, including:

•
A funds transfer pricing (“FTP”) method based on external market factors, which allocates interest income credits and funding charges between the segments and our treasury division, which then assigns to each such business segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets.

•	An allocation of charges for services rendered to the business segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns.

•	An allocation of the Company's consolidated income taxes on the basis of the effective tax rate applied to the segment’s pretax income or loss.

Financial highlights by segment were as follows.

Community Banking

We provide diversified financial products and services to our consumer and business customers, including deposit products, investment products, insurance products, cash management services and consumer and business loans. As of March 31, 2013, our bank branch network consists of 22 branches, primarily in the metropolitan area of Puget Sound. Three branches are located in Hawaii. At March 31, 2013 and December 31, 2012, our transaction and savings deposits totaled $1.16 billion and $1.05 billion and our commercial banking loan portfolio totaled $211.1 million and $210.8 million, respectively.

	Three Months Ended March 31,
(in thousands)	2013	2012

Net interest income	$2,953	$2,261
Provision for loan losses	(317)	—
Noninterest income	1,029	1,161
Noninterest expense	(6,597)	(5,852)
Inter-segment expense	(2,590)	(2,175)
Loss before income taxes	(5,522)	(4,605)
Income tax (benefit) expense	(1,833)	457
Net loss	$(3,689)	$(5,062)
Average assets	$208,977	$212,498

Community banking had a net loss of $3.7 million for the first quarter of 2013, improving results by $1.4 million from a net loss of $5.1 million for the first quarter of 2012. The improvement in 2013 primarily resulted from an increase in net interest income, which we believe was a direct result of our deposit product and pricing strategy. That strategy resulted in our reducing higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits.

Single Family Lending

We originate single family residential mortgage loans both directly, and we purchase them from Windermere Mortgage Services Series LLC through an affiliated business arrangement with that company. This segment also originates and services loans, including home equity loans, on a selective basis for our investment portfolio.  The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders.

	Three Months Ended March 31,
(in thousands)	2013	2012

Net interest income	$7,925	$3,939
Provision for loan losses	(2,599)	—
Noninterest income	55,590	37,352
Noninterest expense	(32,607)	(16,945)
Inter-segment expense	(9,027)	(4,223)
Income before income taxes	19,282	20,123
Income tax expense (benefit)	6,402	(1,903)
Net income	$12,880	$22,026
Average assets	$1,466,466	$978,192

Single family lending net income was $12.9 million for the first quarter of 2013, a decrease of $9.1 million, or 42%, from net income of $22.0 million for the first quarter of 2012, primarily due to an increase in both noninterest expense and income tax expense, being partially offset by an increase in noninterest income. The increase in noninterest income and noninterest expense reflected elevated mortgage loan origination and sale activities as well as increased salaries and related costs in connection with the expansion of single family lending operations. See — "Results of Operations, Noninterest Income—Net gain on mortgage loan origination and sale activities.”

Income Property Lending

We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae. We also originate commercial construction real estate loans, bridge loans and permanent loans for our portfolio primarily on office, retail, industrial and multifamily property types located within the Company's geographic footprint. We also may place loans to capital market sources, such as life insurance companies.

We generally continue to service DUS loans after they are sold to Fannie Mae. At March 31, 2013, and December 31, 2012, our loans servicing portfolio included $737.0 million and $727.1 million, respectively, of loans we had originated and sold under the DUS program.

	Three Months Ended March 31,
(in thousands)	2013	2012

Net interest income	$2,117	$2,624
Provision for loan losses	756	—
Noninterest income	2,313	1,438
Noninterest expense	(3,106)	(710)
Inter-segment expense	(759)	(783)
(Loss) income before income taxes	1,321	2,569
Income tax expense (benefit)	439	(255)
Net income	$882	$2,824
Average assets	$318,172	$424,662

Income property lending net income was $882 thousand for the first quarter of 2013, a decrease of $1.9 million, or 69%, from net income of $2.8 million for the first quarter of 2012. The decrease in net income is primarily due to an increase in noninterest expense due to OREO expenses related to adjustments to the valuation reserve.

Residential Construction Lending

We originate residential construction and land acquisition and development loans for our portfolio. From 2007 through 2012, we substantially curtailed new originations in order to reduce our concentration in this category. We have resumed originating residential construction loans under enhanced underwriting standards with a significantly reduced portfolio concentration and a focus on home construction loans as opposed to land development projects or raw land.

	Three Months Ended March 31,
(in thousands)	2013	2012

Net interest income	$277	$414
Provision for loan losses	160	—
Noninterest income	3	2
Noninterest expense	(597)	(2,872)
Inter-segment expense	(340)	(442)
Loss before income taxes	(497)	(2,898)
Income tax (benefit) expense	(165)	288
Net loss	$(332)	$(3,186)
Average assets	$31,199	$91,206

Residential construction lending had a net loss of $332 thousand for the first quarter of 2013, an improvement of $2.9 million from a net loss of $3.2 million for the first quarter of 2012. The net loss decreased primarily due to lower noninterest expense, resulting from a decrease in OREO expenses.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies within the 2012 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

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
For more information on how we manage these business, financial and other risks, see the Enterprise Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2012 and should be read in conjunction with the Credit Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets

NPAs were $53.8 million at both March 31, 2013 and December 31, 2012. NPAs at March 31, 2013 represented 2.14% of total assets compared to 2.05% of total assets at December 31, 2012. Nonaccrual loans of $32.1 million, or 2.31% of total loans at March 31, 2013, increased $2.2 million, or 7.5% from $29.9 million, or 2.23% of total loans at December 31, 2012. OREO balances of $21.7 million at March 31, 2013 declined $2.3 million, or 9.5%, from $23.9 million at December 31, 2012. Net charge-offs in the three months ended March 31, 2013 were $1.2 million compared to $7.4 million in the three months ended March 31, 2012.

At March 31, 2013, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.39 billion, an increase of $50.9 million from December 31, 2012, while the allowance for loan losses increased to $28.4 million, or 2.04% of loans held for investment, compared to $27.6 million, or 2.06% of loans held for investment at December 31, 2012.

Our provision for loan losses for the three months ended March 31, 2013 was $2.0 million compared to zero for the three months ended March 31, 2012. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans:
Loans with no related allowance recorded	$54,945	$68,625	$—
Loans with an allowance recorded	70,868	72,653	5,632
Total	$125,813	$141,278	$5,632

	At December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans:
Loans with no related allowance recorded	$53,615	$67,262	$—
Loans with an allowance recorded	70,350	72,220	6,368
Total	$123,965	$139,482	$6,368

The Company had 184 impaired loans totaling $125.8 million at March 31, 2013 and 167 impaired loans totaling $124.0 million at December 31, 2012. The average recorded investment in these loans for the three months ended March 31, 2013 was $124.9 million compared to $178.7 million for the three months ended March 31, 2012. Impaired loans of $70.9 million at March 31, 2013 had a valuation allowance of $5.6 million. At December 31, 2012, impaired loans of $70.4 million had a valuation allowance of $6.4 million.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2013			At December 31, 2012
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$14,478	50.6%	52.5%	$13,388	48.2%	50.3%
Home equity	4,708	16.5%	9.5%	4,648	16.7%	10.2%
	19,186	67.1%	62.0%	18,036	64.9%	60.5%
Commercial loans
Commercial real estate	5,958	20.8%	27.9%	5,312	19.1%	27.0%
Multifamily	635	2.2%	1.6%	622	2.2%	1.3%
Construction/land development	894	3.1%	3.1%	1,580	5.7%	5.3%
Commercial business	1,921	6.8%	5.4%	2,201	8.1%	5.9%
	9,408	32.9%	38.0%	9,715	35.1%	39.5%
Total allowance for credit losses	$28,594	100.0%	100.0%	$27,751	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended March 31,
(in thousands)	2013	2012

Allowance at the beginning of period	$27,751	$42,800
Provision for loan losses	2,000	—
Recoveries:
Consumer
Single family	75	—
Home equity	97	65
	172	65
Commercial
Commercial real estate	—	—
Construction/land development	70	128
Commercial business	112	12
	182	140
Total recoveries	354	205
Charge-offs:
Consumer
Single family	(721)	(1,275)
Home equity	(839)	(1,349)
	(1,560)	(2,624)
Commercial
Commercial real estate	197	(26)
Construction/land development	(148)	(4,812)
Commercial business	—	(141)
	49	(4,979)
Total charge-offs	(1,511)	(7,603)
(Charge-offs), net of recoveries	(1,157)	(7,398)
Balance at end of period	$28,594	$35,402

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family	$69,792	$4,593	$74,385
Home equity	2,338	134	2,472
	72,130	4,727	76,857
Commercial
Commercial real estate	21,046	770	21,816
Multifamily	3,211	—	3,211
Construction/land development	4,487	4,625	9,112
Commercial business	137	—	137
	28,881	5,395	34,276
	$101,011	$10,122	$111,133

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family	$67,483	$3,931	$71,414
Home equity	2,288	465	2,753
	69,771	4,396	74,167
Commercial
Commercial real estate	21,071	770	21,841
Multifamily	3,221	—	3,221
Construction/land development	6,365	5,042	11,407
Commercial business	147	—	147
	30,804	5,812	36,616
	$100,575	$10,208	$110,783

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$11,171	$5,538	$15,281	$42,785	$74,775	$4,069
Home equity	742	227	2,917	—	3,886	—
	11,913	5,765	18,198	42,785	78,661	4,069
Commercial loans
Commercial real estate	—	—	6,123	—	6,123	8,440
Construction/land development	—	—	5,974	—	5,974	9,155
Commercial business	—	—	1,838	—	1,838	—
	—	—	13,935	—	13,935	17,595
Total	$11,913	$5,765	$32,133	$42,785	$92,596	$21,664

	At December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$11,916	$4,732	$13,304	$40,658	$70,610	$4,071
Home equity	787	242	2,970	—	3,999	—
	12,703	4,974	16,274	40,658	74,609	4,071
Commercial loans
Commercial real estate	—	—	6,403	—	6,403	10,283
Construction/land development	—	—	5,042	—	5,042	9,587
Commercial business	—	—	2,173	—	2,173	—
	—	—	13,618	—	13,618	19,870
Total	$12,703	$4,974	$29,892	$40,658	$88,227	$23,941

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

Liquidity and Capital Management

Liquidity management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands of depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc. and HomeStreet Bank have established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

HomeStreet, Inc. and the Bank have different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for the Company is proceeds from dividends from the Bank and HomeStreet Capital Corporation. In the past, we have raised longer-term funds through the issuance of senior debt and TruPS. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. The Company’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2013, our primary liquidity ratio was 40.0% compared to 43.9% at December 31, 2012.

At March 31, 2013 and December 31, 2012, the Bank had borrowing capacity of $104.6 million and $55.7 million from the FHLB, and $112.2 million and $124.3 million from the Federal Reserve Bank of San Francisco ("FRBSF"), respectively.

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

Cash Management

For the three months ended March 31, 2013 and 2012, cash and cash equivalents decreased $6.6 million and $170.3 million, respectively. Shareholders’ equity was $270.4 million as of March 31, 2013, compared with $263.8 million as of December 31, 2012, an increase of $6.6 million, or 2.5%. The increase was primarily due to net income of $10.9 million for the first three months of 2013. On April 22, 2013, the Company paid a common stock dividend of $0.11 per share payable to shareholders of record as of April 11, 2013. There were no share repurchases or deferred compensation recorded during the three months ended March 31, 2013. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2013, net cash of $167.8 million was provided by operating activities, as proceeds from the sale of loans held for sale were largely offset by cash used to fund the production of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2012, net cash of $142.8 million was used in operating activities, primarily to fund the production of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the three months ended March 31, 2013, net cash of $57.2 million was used in investing activities, as we used cash to fund higher balances of loans held for investment. For the three months ended March 31, 2012, net cash of $106.2 million was used in investing activities, as we used the proceeds from our stock issuance to purchase available-for-sale securities. Net purchases in our investment securities portfolio were $158.1 million during the period.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the three months ended March 31, 2013, net cash of $117.1 million was used in financing activities. The decline of customer deposits due to the maturity of certificates of deposit was partially offset by increased transaction and savings deposits. We had net repayments of $75.5 million of FHLB advances resulting from lower average balances of loans held for sale, as FHLB advances are used to fund these loans. For the three months ended March 31, 2012, net cash of $78.6 million was provided by financing activities as the Company had net proceeds of $88.2 million from the issuance of common stock through our initial public offering, which we used to invest in investment securities.

Capital Management

Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. The FDIC currently measures a bank’s capital using (1) Tier 1 leverage ratio, (2) Tier 1 risk-based capital ratio and (3) Total risk-based capital ratio. In order to qualify as “well capitalized,” a bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Total risk-based capital ratio of at least 10.0%. In order to be deemed “adequately capitalized,” a bank generally must have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Total risk-based capital ratio of at least 8.0%. The FDIC retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile.

At March 31, 2013 the Bank was “well capitalized.”

The following tables present the Bank’s capital amounts and ratios.

	At March 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$295,223	11.97%	$98,638	4.0%	$123,298	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	295,223	19.21%	61,466	4.0%	92,200	6.0%
Total risk-based capital (to risk-weighted assets)	314,547	20.47%	122,933	8.0%	153,666	10.0%

	At December 31, 2012
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05%	63,596	4.0%	95,394	6.0%
Total risk-based capital (to risk-weighted assets)	306,934	19.31%	127,192	8.0%	158,991	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

For a discussion of the quantitative and qualitative disclosures about market risk, see Quantitative and Qualitative Disclosures About Market Risk, Market Risk Management in our 2012 Annual Report on Form 10-K.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a material adverse effect based on information known at this time.

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

Between 2009 and 2013, both the Bank and the Company operated under specific regulatory restrictions on their operations. These restrictions were intended to preserve and strengthen the Bank's capital adequacy and improve its asset quality, among other things, and limited our ability to pay cash dividends or to renew or incur debt. The Bank operated under a cease and desist order from May 8, 2009 until March 26, 2012, when that order was replaced with a memorandum of understanding (“MOU”). On December 27, 2012, the FDIC determined that the MOU was no longer necessary and, as a result, terminated the MOU. Additionally, the Company, which was subject to a cease and desist order since May 8, 2009, had such order terminated effective March 26, 2013. However, we cannot offer assurances that we can avoid the adverse conditions that caused us to fall below desirable performance levels, and if that were to happen, we may again become subject to more stringent regulatory orders and other regulatory enforcement actions.

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

HomeStreet, Inc. primarily relies on dividends from the Bank and payment of dividends by the Bank may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay dividends to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and pay dividends to the Company's shareholders.

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

In September 2012, the Federal Reserve Board's Oversight Management Committee expanded its standing monetary policy, known as “quantitative easing,” to provide for a purchases by the Federal Reserve of up to $40 billion per month of mortgage-backed securities in the secondary market and up to $45 billion per month of longer-term United States Treasury securities. This program, which is intended to bolster the U.S. economy by retaining relatively low interest rates to promote increased spending, was adopted in 2008 and originally provided for the repurchase of only treasury securities. The inclusion of mortgage-backed securities was intended to have the effect of maintaining historically low mortgage interest rates. Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans and on the continuing servicing of those loans, the Federal Reserve's policy may have had, and in the future may continue to have, the effect of supporting higher revenues than might otherwise be available. Contrarily, a reduction in or termination of this policy, absent a significant rebound in employment and real wages, would likely reduce mortgage originations throughout the United States, including ours. Such an event could likely reduce our mortgage origination revenues, which could have a material adverse impact upon our business.
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
The Bank does not use this system that was the subject of the cyberattack; however, the Bank uses this vendor for a wide variety of important functions, and given their progress in remediating these issues, and subject to the vendor's continued progress, we have plans to increase our reliance on this vendor and its products and services. Our Board of Directors, as well as the Bank's Board of Directors, were briefed on this development and provided quarterly updates on the vendor's Matter Requiring Attention ("MRA") remediation efforts. At March 31, 2013, all of the outstanding MRA actions had been completed by the vendor. Banking regulators are assessing the effectiveness of the MRA activities. If these concerns have not been addressed effectively, the Bank could experience a number of potentially materially adverse consequences, including:

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

The value our single family MSRs changes with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family MSRs related to changes in interest rates, we actively hedge this risk with derivative financial instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family MSRs, and we could incur a net valuation loss as a result of our hedging activities. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, the volume of our MSRs has increased. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on MSRs.

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

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily DUS program. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. None of these proposals have yet been defined with any specificity, and so we cannot predict how any such initiative would impact our business. However, any restructuring of Fannie Mae and Freddie Mac that restricts their loan purchase programs may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $111.8 million at March 31, 2013 and $95.5 million at December 31, 2012. Changes in Fannie Mae's and Freddie Mac's policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

A significant portion of our residential mortgage origination volume is derived from FHA and VA lending programs. FHA loan limits increased from $506,000 to $567,000 effective November 2011 in our primary markets in King, Pierce and Snohomish Counties, substantially above the limit of $417,000 that existed prior to February 2009. FHA loan limits also increased for other markets in which we operate. The FHA mutual mortgage insurance premiums changed in June 2012, with the premium collected at closing or financed in the loan amount increasing from 1.00% to 1.75%, while the annual premium increased from 1.15% to 1.25%. As a result, conventional financing has become more affordable and more attractive relative to FHA financing for high loan-to-value borrowers who can afford the 5.0% minimum down payment required for conventional loans.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations to which we are subject are evolving and change frequently. Changes to those laws, rules and regulations are also sometimes retroactively applied. Furthermore, the on-site examination cycle for an institution in our circumstances is frequent and extensive. Examination findings by the regulatory agencies may result in adverse consequences to the Company or the Bank. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit premiums assessed and require us to increase our allowance for loan losses.

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

We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision - Regulation and Supervision” in Part I- Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Some of these changes are effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions, not all of which have been completed, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. See “Regulation and Supervision” in Part I - Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Statements of Financial Condition as of March 31, 2013, and December 31, 2012, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 9, 2013.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer