Form 10-Q
period 2013-06-30
HomeStreet, Inc.
filed 2013-08-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock as of July 31, 2013 was 14,419,124.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents (includes interest-bearing instruments of $7,568 and $12,414)	$21,645	$25,285
Investment securities available for sale	538,164	416,329
Loans held for sale (includes $459,981 and $607,578 carried at fair value)	471,191	620,799
Loans held for investment (net of allowance for loan losses of $27,655 and $27,561)	1,416,439	1,308,974
Mortgage servicing rights (includes $128,146 and $87,396 carried at fair value)	137,385	95,493
Other real estate owned	11,949	23,941
Federal Home Loan Bank stock, at cost	35,708	36,367
Premises and equipment, net	18,362	15,232
Accounts receivable and other assets	125,281	88,810
Total assets	$2,776,124	$2,631,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$1,963,123	$1,976,835
Federal Home Loan Bank advances	409,490	259,090
Accounts payable and other liabilities	73,333	69,686
Long-term debt	61,857	61,857
Total liabilities	2,507,803	2,367,468
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,406,676 shares and 14,382,638 shares	511	511
Additional paid-in capital	91,054	90,189
Retained earnings	185,300	163,872
Accumulated other comprehensive income (loss)	(8,544)	9,190
Total shareholders' equity	268,321	263,762
Total liabilities and shareholders' equity	$2,776,124	$2,631,230

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2013	2012	2013	2012

Interest income:
Loans	$17,446	$17,351	$35,495	$33,832
Investment securities available for sale	2,998	2,449	5,657	4,688
Other	24	56	54	192
	20,468	19,856	41,206	38,712
Interest expense:
Deposits	2,367	4,198	5,856	9,077
Federal Home Loan Bank advances	387	535	680	1,209
Securities sold under agreements to repurchase	11	50	11	50
Long-term debt	283	271	1,999	736
Other	5	3	10	9
	3,053	5,057	8,556	11,081
Net interest income	17,415	14,799	32,650	27,631
Provision for credit losses	400	2,000	2,400	2,000
Net interest income after provision for credit losses	17,015	12,799	30,250	25,631
Noninterest income:
Net gain on mortgage loan origination and sale activities	52,424	46,799	106,379	76,347
Mortgage servicing income	2,183	7,091	5,255	14,964
Income from Windermere Mortgage Services Series LLC	993	1,394	1,613	2,560
Loss on debt extinguishment	—	(939)	—	(939)
Depositor and other retail banking fees	761	771	1,482	1,506
Insurance commissions	190	177	370	359
Gain on sale of investment securities available for sale (includes unrealized gains reclassified from accumulated other comprehensive income of $238 and $911 for the three months ended June 30, 2013 and 2012, and $190 and $952 for the six months ended June 30, 2013 and 2012, respectively)	238	911	190	952
Other	767	646	1,210	1,249
	57,556	56,850	116,499	96,998
Noninterest expense:
Salaries and related costs	38,579	28,224	73,641	49,575
General and administrative	10,270	6,832	21,200	12,156
Legal	599	724	1,210	1,159
Consulting	763	322	1,459	677
Federal Deposit Insurance Corporation assessments	143	717	710	1,957
Occupancy	3,381	2,092	6,183	3,881
Information services	3,574	1,994	6,570	3,717
Other real estate owned expense and other adjustments	(597)	6,049	1,538	8,569
	56,712	46,954	112,511	81,691
Income before income taxes	17,859	22,695	34,238	40,938
Income tax expense (includes reclassification adjustments of $83 and $333 for the three months ended June 30, 2013 and 2012, and $66 and $333 for the six months ended June 30, 2013 and 2012, respectively)	5,791	4,017	11,230	2,301
NET INCOME	$12,068	$18,678	$23,008	$38,637
Basic income per share	$0.84	$1.31	$1.60	$3.15
Diluted income per share	$0.82	$1.26	$1.56	$3.03
Basic weighted average number of shares outstanding	14,376,580	14,252,120	14,368,135	12,272,342
Diluted weighted average number of shares outstanding	14,785,481	14,824,064	14,794,805	12,772,198

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net income	$12,068	$18,678	$23,008	$38,637
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period (net of tax (benefit) expense of $(7,737) and $1,571 for the three months ended June 30, 2013 and 2012 and $(9,483) and $1,237 for the six months ended June 30, 2013 and 2012, respectively)	(14,367)	3,492	(17,610)	2,582
Reclassification adjustment included in net income (net of tax expense of $83 and $333 for the three months ended June 30, 2013 and 2012, and $66 and $333 for the six months ended June 30, 2013 and 2012, respectively)	(155)	(578)	(124)	(619)
Other comprehensive income (loss)	(14,522)	2,914	(17,734)	1,963
Comprehensive income (loss)	$(2,454)	$21,592	$5,274	$40,600

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2012	5,403,498	$511	$31	$81,746	$4,119	$86,407
Net income	—	—	—	38,637	—	38,637
Share-based compensation	—	—	2,216	—	—	2,216
Common stock issued	8,921,716	—	86,390	—	—	86,390
Other comprehensive income	—	—	—	—	1,963	1,963
Balance, June 30, 2012	14,325,214	$511	$88,637	$120,383	$6,082	$215,613

Balance, January 1, 2013	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	23,008	—	23,008
Dividends declared	—	—	—	(1,580)	—	(1,580)
Share-based compensation	—	—	783	—	—	783
Common stock issued	24,038	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(17,734)	(17,734)
Balance, June 30, 2013	14,406,676	$511	$91,054	$185,300	$(8,544)	$268,321

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,008	$38,637
Adjustments to reconcile net income to net cash used in operating activities:
Amortization/accretion of discount/premium on loans held for investment, net of additions	190	(554)
Amortization/accretion of discount/premium on investment securities	3,505	2,576
Amortization of intangibles	16	52
Amortization of mortgage servicing rights	913	953
Provision for credit losses	2,400	2,000
Provision for losses on other real estate owned	339	8,332
Depreciation on premises and equipment	2,021	1,121
Fair value adjustment of loans held for sale	32,661	(14,129)
Fair value adjustment of foreclosed loans transferred to other real estate owned	(218)	(490)
Origination of mortgage servicing rights	(36,168)	(18,817)
Change in fair value of mortgage servicing rights	(6,628)	16,964
Net gain on sale of investment securities	(190)	(952)
Net gain on sale of other real estate owned	(400)	(237)
Net deferred income tax expense (benefit)	10,883	(13,222)
Share-based compensation expense	624	2,216
Origination of loans held for sale	(2,899,308)	(1,835,017)
Proceeds from sale of loans held for sale	3,016,255	1,584,367
Cash used by changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(33,328)	(49,644)
(Decrease) increase in accounts payable and other liabilities	(1,457)	28,948
Net cash provided by (used in) operating activities	115,118	(246,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(221,106)	(223,483)
Proceeds from sale of investment securities	50,594	119,539
Principal repayments and maturities of investment securities	18,079	19,290
Proceeds from sale of other real estate owned	14,697	18,919
Mortgage servicing rights purchased from others	(10)	(59)
Capital expenditures related to other real estate owned	(22)	(63)
Origination of loans held for investment and principal repayments, net	(113,428)	38,883
Property and equipment purchased	(5,151)	(4,778)
Net cash used in investing activities	(256,347)	(31,752)

	Six Months Ended June 30,
(in thousands)	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	$(13,711)	$(105,006)
Proceeds from Federal Home Loan Bank advances	3,264,946	525,521
Repayment of Federal Home Loan Bank advances	(3,114,546)	(517,850)
Proceeds from securities sold under agreements to repurchase	159,790	293,500
Repayment of securities sold under agreements to repurchase	(159,790)	(193,500)
Proceeds from Federal Home Loan Bank stock repurchase	659	—
Proceeds from stock issuance, net	82	87,744
Excess tax benefits related to the exercise of stock options	159	—
Net cash provided by financing activities	137,589	90,409
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,640)	(188,239)
CASH AND CASH EQUIVALENTS:
Beginning of year	25,285	263,302
End of period	$21,645	$75,063
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,524	$11,081
Federal and state income taxes	6,714	3,450
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	6,225	27,807
Ginnie Mae loans recorded with the right to repurchase, net	$2,127	$2,516

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the Pacific Northwest, California and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, Union Street Holdings LLC and Lacey Gateway LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

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

The information furnished in these unaudited interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“2012 Annual Report on Form 10-K”).

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

NOTE 3–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At June 30, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$124,240	$4	$(3,305)	$120,939
Commercial	13,564	328	—	13,892
Municipal bonds	152,151	1,061	(5,537)	147,675
Collateralized mortgage obligations:
Residential	138,957	1,144	(2,558)	137,543
Commercial	18,014	13	(494)	17,533
Corporate debt securities	76,488	—	(5,515)	70,973
U.S. Treasury securities	29,600	10	(1)	29,609
	$553,014	$2,560	$(17,410)	$538,164

	At December 31, 2012
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$62,847	$223	$(217)	$62,853
Commercial	13,720	660	—	14,380
Municipal bonds	123,695	5,574	(94)	129,175
Collateralized mortgage obligations:
Residential	163,981	6,333	(115)	170,199
Commercial	8,983	60	—	9,043
U.S. Treasury securities	30,670	11	(2)	30,679
	$403,896	$12,861	$(428)	$416,329

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2013 and December 31, 2012, substantially all securities held, including municipal bonds and corporate debt securities, were rated and considered investment grade according to their credit rating by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”).

Investment securities that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(3,305)	$115,937	$—	$—	$(3,305)	$115,937
Commercial	—	—	—	—	—	—
Municipal bonds	(5,537)	96,061	—	—	(5,537)	96,061
Collateralized mortgage obligations:
Residential	(2,558)	72,904	—	—	(2,558)	72,904
Commercial	(494)	11,698	—	—	(494)	11,698
Corporate debt securities	(5,515)	70,973	—	—	(5,515)	70,973
U.S. Treasury securities	(1)	1,000	—	—	(1)	1,000
	$(17,410)	$368,573	$—	$—	$(17,410)	$368,573

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(217)	$18,121	$—	$—	$(217)	$18,121
Municipal bonds	(94)	4,212	—	—	(94)	4,212
Collateralized mortgage obligations:
Residential	(115)	13,883	—	—	(115)	13,883
U.S. Treasury securities	—	—	(2)	10,238	(2)	10,238
	$(426)	$36,216	$(2)	$10,238	$(428)	$46,454

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

	At June 30, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Available for sale:
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$120,939	2.10%	$120,939	2.10%
Commercial	—	—	—	—	—	—	13,892	4.44	13,892	4.44
Municipal bonds	—	—	—	—	18,864	3.45	128,811	4.44	147,675	4.31
Collateralized mortgage obligations:
Residential	—	—	—	—	8,646	2.07	128,897	2.43	137,543	2.41
Commercial	—	—	—	—	5,338	1.89	12,195	1.40	17,533	1.55
Corporate debt securities	—	—	—	—	33,791	3.31	37,182	3.75	70,973	3.54
U.S. Treasury securities	28,609	0.23	1,000	0.18	—	—	—	—	29,609	0.23
Total available for sale	$28,609	0.23%	$1,000	0.18%	$66,639	3.08%	$441,916	3.07%	$538,164	2.92%

	At December 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Available for sale:
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$62,853	2.81%	$62,853	2.81%
Commercial	—	—	—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64	113,502	4.66	129,175	4.53
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
U.S. Treasury securities	30,679	0.23	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Proceeds	$34,840	$85,492	$50,594	$119,539
Gross gains	318	1,233	322	1,346
Gross losses	(80)	(322)	(132)	(394)

There were $104.8 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Seattle ("FHLB") at June 30, 2013 and $51.9 million in investment securities pledged to secure advances from the FHLB at December 31, 2012. At June 30, 2013 and December 31, 2012 there were $7.7 million and $18.6 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale of $1.4 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $2.7 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following.

(in thousands)	At June 30, 2013	At December 31, 2012

Consumer loans
Single family	$772,450	$673,865
Home equity	132,218	136,746
	904,668	810,611
Commercial loans
Commercial real estate	382,345	361,879
Multifamily	26,120	17,012
Construction/land development	61,125	71,033
Commercial business	73,202	79,576
	542,792	529,500
	1,447,460	1,340,111
Net deferred loan fees and discounts	(3,366)	(3,576)
	1,444,094	1,336,535
Allowance for loan losses	(27,655)	(27,561)
	$1,416,439	$1,308,974

Loans in the amount of $473.0 million and $469.8 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or repledge these loans.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii. Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At June 30, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 43.5% and 21.9% respectively. At December 31, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 40.4% and 22.5% of the total portfolio, respectively. These loans were mostly located within the Puget Sound area, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2013. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within the 2012 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Allowance for credit losses (roll-forward):
Beginning balance	$28,594	$35,402	$27,751	$42,800
Provision for credit losses	400	2,000	2,400	2,000
(Charge-offs), net of recoveries	(1,136)	(10,277)	(2,293)	(17,675)
Ending balance	$27,858	$27,125	$27,858	$27,125
Components:
Allowance for loan losses	$27,655	$26,910	$27,655	$26,910
Allowance for unfunded commitments	203	215	203	215
Allowance for credit losses	$27,858	$27,125	$27,858	$27,125

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$14,478	$(1,141)	$171	$302	$13,810
Home equity	4,708	(299)	156	314	4,879
	19,186	(1,440)	327	616	18,689
Commercial loans
Commercial real estate	5,958	(340)	—	105	5,723
Multifamily	635	—	—	55	690
Construction/land development	894	—	281	10	1,185
Commercial business	1,921	—	36	(386)	1,571
	9,408	(340)	317	(216)	9,169
Total allowance for credit losses	$28,594	$(1,780)	$644	$400	$27,858

	Three Months Ended June 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$11,667	$(1,251)	$433	$2,016	$12,865
Home equity	4,531	(1,150)	212	1,258	4,851
	16,198	(2,401)	645	3,274	17,716
Commercial loans
Commercial real estate	4,898	(1,691)	128	1,008	4,343
Multifamily	346	—	—	577	923
Construction/land development	12,716	(7,223)	514	(2,985)	3,022
Commercial business	1,244	(323)	74	126	1,121
	19,204	(9,237)	716	(1,274)	9,409
Total allowance for credit losses	$35,402	$(11,638)	$1,361	$2,000	$27,125

	Six Months Ended June 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$13,388	(1,862)	$246	$2,038	$13,810
Home equity	4,648	(1,138)	253	1,116	4,879
	18,036	(3,000)	499	3,154	18,689
Commercial loans
Commercial real estate	5,312	(143)	—	554	5,723
Multifamily	622	—	—	68	690
Construction/land development	1,580	(148)	351	(598)	1,185
Commercial business	2,201	—	148	(778)	1,571
	9,715	(291)	499	(754)	9,169
Total allowance for credit losses	$27,751	$(3,291)	$998	$2,400	$27,858

	Six Months Ended June 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$10,671	$(2,526)	$433	$4,287	$12,865
Home equity	4,623	(2,499)	277	2,450	4,851
	15,294	(5,025)	710	6,737	17,716
Commercial loans
Commercial real estate	4,321	(1,717)	128	1,611	4,343
Multifamily	335	—	—	588	923
Construction/land development	21,237	(12,035)	642	(6,822)	3,022
Commercial business	1,613	(464)	86	(114)	1,121
	27,506	(14,216)	856	(4,737)	9,409
Total allowance for credit losses	$42,800	$(19,241)	$1,566	$2,000	$27,125

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$12,060	$1,750	$13,810	$687,178	$85,272	$772,450
Home equity	4,727	152	4,879	128,587	3,631	132,218
	16,787	1,902	18,689	815,765	88,903	904,668
Commercial loans
Commercial real estate	4,769	954	5,723	354,677	27,668	382,345
Multifamily	222	468	690	22,922	3,198	26,120
Construction/land development	954	231	1,185	53,356	7,769	61,125
Commercial business	847	724	1,571	71,335	1,867	73,202
	6,792	2,377	9,169	502,290	40,502	542,792
Total	$23,579	$4,279	$27,858	$1,318,055	$129,405	$1,447,460

	At December 31, 2012
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$11,212	$2,176	$13,388	$599,538	$74,327	$673,865
Home equity	4,611	37	4,648	133,026	3,720	136,746
	15,823	2,213	18,036	732,564	78,047	810,611
Commercial loans
Commercial real estate	3,682	1,630	5,312	334,406	27,473	361,879
Multifamily	106	516	622	13,791	3,221	17,012
Construction/land development	1,092	488	1,580	58,129	12,904	71,033
Commercial business	680	1,521	2,201	77,256	2,320	79,576
	5,560	4,155	9,715	483,582	45,918	529,500
Total	$21,383	$6,368	$27,751	$1,216,146	$123,965	$1,340,111

Interest payments on impaired loans, applied against loan principal or recognized as interest income, of $1.2 million and $1.6 million were recorded for cash payments received during the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $3.0 million was recorded for cash payments received during the six months ended June 30, 2013 and 2012, respectively.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$44,769	$48,162	$—
Home equity	2,721	3,227	—
	47,490	51,389	—
Commercial loans
Commercial real estate	10,733	11,997	—
Multifamily	508	508	—
Construction/land development	7,458	17,431	—
Commercial business	129	144	—
	18,828	30,080	—
	$66,318	$81,469	$—
With an allowance recorded:
Consumer loans
Single family	$40,503	$40,800	$1,750
Home equity	910	938	152
	41,413	41,738	1,902
Commercial loans
Commercial real estate	16,935	17,230	954
Multifamily	2,690	3,867	468
Construction/land development	311	311	231
Commercial business	1,738	1,838	724
	21,674	23,246	2,377
	$63,087	$64,984	$4,279
Total:
Consumer loans
Single family	$85,272	$88,962	$1,750
Home equity	3,631	4,165	152
	88,903	93,127	1,902
Commercial loans
Commercial real estate	27,668	29,227	954
Multifamily	3,198	4,375	468
Construction/land development	7,769	17,742	231
Commercial business	1,867	1,982	724
	40,502	53,326	2,377
Total impaired loans	$129,405	$146,453	$4,279

	At December 31, 2012
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$28,202	$29,946	$—
Home equity	2,728	3,211	—
	30,930	33,157	—
Commercial loans
Commercial real estate	10,933	12,445	—
Multifamily	508	508	—
Construction/land development	11,097	20,990	—
Commercial business	147	162	—
	22,685	34,105	—
	$53,615	$67,262	$—
With an allowance recorded:
Consumer loans
Single family	$46,125	$47,553	$2,176
Home equity	992	1,142	37
	47,117	48,695	2,213
Commercial loans
Commercial real estate	16,540	16,540	1,630
Multifamily	2,713	2,891	516
Construction/land development	1,807	1,807	488
Commercial business	2,173	2,287	1,521
	23,233	23,525	4,155
	$70,350	$72,220	$6,368
Total:
Consumer loans
Single family	$74,327	$77,499	$2,176
Home equity	3,720	4,353	37
	78,047	81,852	2,213
Commercial loans
Commercial real estate	27,473	28,985	1,630
Multifamily	3,221	3,399	516
Construction/land development	12,904	22,797	488
Commercial business	2,320	2,449	1,521
	45,918	57,630	4,155
Total impaired loans	$123,965	$139,482	$6,368

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The following table provides the average recorded investment in impaired loans by portfolio segment and class. Information related to interest income recognized on average impaired loan balances is not included as it is not operationally practicable to derive this.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Consumer loans
Single family	$81,628	$69,967	$79,194	$66,535
Home equity	3,550	2,721	3,607	2,794
	85,178	72,688	82,801	69,329
Commercial loans
Commercial real estate	28,191	32,902	27,952	33,677
Multifamily	3,204	5,787	3,210	6,673
Construction/land development	9,115	41,768	10,378	51,159
Commercial business	1,921	965	2,054	1,024
	42,431	81,422	43,594	92,533
	$127,609	$154,110	$126,395	$161,862

Credit Quality Indicators
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The following tables present designated loan grades by loan portfolio segment and loan class.

	At June 30, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$677,673	$49,910	$18,229	$26,638	$772,450
Home equity	128,336	115	325	3,442	132,218
	806,009	50,025	18,554	30,080	904,668
Commercial loans
Commercial real estate	249,795	91,469	14,613	26,468	382,345
Multifamily	21,365	—	4,755	—	26,120
Construction/land development	46,056	5,075	5,637	4,357	61,125
Commercial business	63,031	8,035	269	1,867	73,202
	380,247	104,579	25,274	32,692	542,792
	$1,186,256	$154,604	$43,828	$62,772	$1,447,460

	At December 31, 2012
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$565,312	$55,768	$27,599	$25,186	$673,865
Home equity	131,246	1,337	1,193	2,970	136,746
	696,558	57,105	28,792	28,156	810,611
Commercial loans
Commercial real estate	217,370	102,353	17,931	24,225	361,879
Multifamily	12,222	1,569	3,221	—	17,012
Construction/land development	21,540	7,243	35,368	6,882	71,033
Commercial business	68,134	7,914	462	3,066	79,576
	319,266	119,079	56,982	34,173	529,500
	$1,015,824	$176,184	$85,774	$62,329	$1,340,111

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned. As of June 30, 2013 and December 31, 2012, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality indicators used by management, see Note 5, Loans and Credit Quality within the 2012 Annual Report on Form 10-K.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. Loans whose repayments are insured by FHA or guaranteed by the VA are generally maintained on accrual status even if 90 days or more past due.

The following tables present aging analyses of past due loans by loan portfolio segment and loan class.

	At June 30, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)

Consumer loans
Single family	$7,943	$4,790	$59,326	$72,059	$700,391	$772,450	$44,832
Home equity	261	165	3,367	3,793	128,425	$132,218	—
	8,204	4,955	62,693	75,852	828,816	904,668	44,832
Commercial loans
Commercial real estate	—	—	6,051	6,051	376,294	382,345	—
Multifamily	—	—	—	—	26,120	26,120	—
Construction/land development	—	—	4,051	4,051	57,074	61,125	—
Commercial business	—	—	1,738	1,738	71,464	73,202	—
	—	—	11,840	11,840	530,952	542,792	—
	$8,204	$4,955	$74,533	$87,692	$1,359,768	$1,447,460	$44,832

	At December 31, 2012
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)

Consumer loans
Single family	$11,916	$4,732	$53,962	$70,610	$603,255	$673,865	$40,658
Home equity	787	242	2,970	3,999	132,747	136,746	—
	12,703	4,974	56,932	74,609	736,002	810,611	40,658
Commercial loans
Commercial real estate	—	—	6,403	6,403	355,476	361,879	—
Multifamily	—	—	—	—	17,012	17,012	—
Construction/land development	—	—	5,042	5,042	65,991	71,033	—
Commercial business	—	—	2,173	2,173	77,403	79,576	—
	—	—	13,618	13,618	515,882	529,500	—
	$12,703	$4,974	$70,550	$88,227	$1,251,884	$1,340,111	$40,658

(1)
Federal Housing Administration ("FHA")-insured and Department of Veterans' Affairs ("VA")-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present accrual and nonaccrual loan balances by loan portfolio segment and loan class.

	At June 30, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$757,956	$14,494	$772,450
Home equity	128,851	3,367	132,218
	886,807	17,861	904,668
Commercial loans
Commercial real estate	376,294	6,051	382,345
Multifamily	26,120	—	26,120
Construction/land development	57,074	4,051	61,125
Commercial business	71,464	1,738	73,202
	530,952	11,840	542,792
	$1,417,759	$29,701	$1,447,460

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$660,561	$13,304	$673,865
Home equity	133,776	2,970	136,746
	794,337	16,274	810,611
Commercial loans
Commercial real estate	355,476	6,403	361,879
Multifamily	17,012	—	17,012
Construction/land development	65,991	5,042	71,033
Commercial business	77,403	2,173	79,576
	515,882	13,618	529,500
	$1,310,219	$29,892	$1,340,111

The Company had 182 loan relationship classified as troubled debt restructurings (“TDRs”) totaling $111.1 million at June 30, 2013 with related unfunded commitments of $36 thousand. The Company had 162 loan relationships classified as TDRs totaling $110.8 million at December 31, 2012 with related unfunded commitments of $25 thousand. The increase in the number of TDR loan relationships at June 30, 2013 from December 31, 2012 is primarily due to an increase in the number of single family loan TDRs, partially offset by a decline in the number of commercial construction/land development loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Troubled Debt Restructurings

The following tables present information about TDRs by loan portfolio segment and loan class.

	At June 30, 2013
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	138	$74,461	$3,498
	Payment restructure	9	1,513	—
		147	$75,974	$3,498
Home equity
	Interest rate reduction	19	$2,272	$38
	Payment restructure	5	175	—
		24	$2,447	$38
Total consumer
	Interest rate reduction	157	$76,733	$3,536
	Payment restructure	14	1,688	—
		171	$78,421	$3,536
Commercial loans
Commercial real estate
	Interest rate reduction	2	$5,932	$1,884
	Payment restructure	1	15,685	—
		3	$21,617	$1,884
Multifamily
	Interest rate reduction	2	$3,198	$—
		2	$3,198	$—
Construction/land development
	Interest rate reduction	3	$7,152	$7,063
	Forgiveness of principal	2	617	43
		5	$7,769	$7,106
Commercial business
	Payment restructure	1	129	68
		1	$129	$68
Total commercial
	Interest rate reduction	7	$16,282	$8,947
	Payment restructure	2	15,814	68
	Forgiveness of principal	2	617	43
		11	$32,713	$9,058
Total loans
	Interest rate reduction	164	$93,015	$12,483
	Payment restructure	16	17,502	68
	Forgiveness of principal	2	617	43
		182	$111,134	$12,594

	At December 31, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	118	$70,042	$3,647
	Payment restructure	8	1,372	—
		126	$71,414	$3,647
Home equity
	Interest rate reduction	19	$2,577	$176
	Payment restructure	5	176	—
		24	$2,753	$176
Total consumer
	Interest rate reduction	137	$72,619	$3,823
	Payment restructure	13	1,548	—
		150	$74,167	$3,823
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,071	$1,884
	Payment restructure	1	15,770	—
		3	$21,841	$1,884
Multifamily
	Interest rate reduction	2	$3,221	$—
		2	$3,221	$—
Construction/land development
	Interest rate reduction	4	$10,753	$7,065
	Forgiveness of principal	2	654	43
		6	$11,407	$7,108
Commercial business
	Payment restructure	1	$147	$68
		1	$147	$68
Total commercial
	Interest rate reduction	8	$20,045	$8,949
	Payment restructure	2	15,917	68
	Forgiveness of principal	2	654	43
		12	$36,616	$9,060
Total loans
	Interest rate reduction	145	$92,664	$12,772
	Payment restructure	15	17,465	68
	Forgiveness of principal	2	654	43
		162	$110,783	$12,883

The following table presents TDR balances that have re-defaulted during the three and six months ended June 30, 2013 and 2012, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2013		2012
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	1	$133	12	$2,641
Home equity	—	—	1	34
	1	133	13	2,675
Commercial loans
Commercial real estate	—	—	—	—
Construction/land development	—	—	—	—
Commercial business	—	—	1	29
	—	—	1	29
	1	$133	14	$2,704

	Six Months Ended June 30,
	2013		2012
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,556	23	$5,261
Home equity	1	22	1	34
	8	1,578	24	5,295
Commercial loans
Commercial real estate	1	770	—	—
Construction/land development	—	—	—	—
Commercial business	—	—	2	389
	1	770	2	389
	9	$2,348	26	$5,684

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2013	At December 31, 2012

Noninterest-bearing accounts	$350,392	$358,831
NOW accounts 0.00% to 0.75% at June 30, 2013 and December 31, 2012	279,670	174,699
Statement savings accounts, due on demand 0.20% to 1.00% at June 30, 2013 and 0.20% to 0.85% at December 31, 2012	115,817	103,932
Money market accounts, due on demand 0.00% to 1.50% at June 30, 2013 and December 31, 2012	813,608	683,906
Certificates of deposit 0.10% to 3.92% at June 30, 2013 and 0.10% to 4.70% at December 31, 2012	403,636	655,467
	$1,963,123	$1,976,835

There were no public funds included in deposits as of June 30, 2013 and December 31, 2012.

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

NOW accounts	$233	$124	$391	$239
Statement savings accounts	114	93	218	176
Money market accounts	973	816	1,830	1,536
Certificates of deposit	1,047	3,165	3,417	7,126
	$2,367	$4,198	$5,856	$9,077

The weighted-average interest rates on certificates of deposit at June 30, 2013 and December 31, 2012 were 0.79% and 1.59%, respectively.

Certificates of deposit outstanding as of June 30, 2013, mature as follows.

(in thousands)	At June 30, 2013

Within one year	$283,443
One to two years	62,964
Two to three years	37,462
Three to four years	13,261
Four to five years	6,506
$403,636

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2013 and December 31, 2012 was $203.0 million and $300.4 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2013 and December 31, 2012 was $84.4 million and $45.3 million, respectively. There were $67.0 million in brokered deposits as of June 30, 2013 and none at December 31, 2012.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as a cash flow or foreign currency hedge instruments at June 30, 2013 or December 31, 2012. Derivatives are reported at their respective fair values in the accounts receivable and other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in accounts receivable and other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities Available for Sale of this Form 10-Q for further information on securities collateral pledged. As of June 30, 2013 and December 31, 2012, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 11, Derivatives and Hedging Activities within the 2012 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2013
	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,362,188	$42,984	$(4,032)
Interest rate swaptions	25,000	37	—
Interest rate lock commitments	812,540	6,765	(6,359)
Interest rate swaps	394,440	931	(17,774)
Total derivatives before netting	$2,594,168	50,717	(28,165)
Netting adjustments		(4,300)	4,300
Carrying value on consolidated statements of financial condition		$46,417	$(23,865)

	At December 31, 2012
	Notional Amount	Fair Value Derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,258,152	$621	$(2,743)
Interest rate lock commitments	734,762	22,548	(20)
Interest rate swaps	361,892	538	(9,358)
Total derivatives before netting	$2,354,806	23,707	(12,121)
Netting adjustments		(1,052)	1,052
Carrying value on consolidated statements of financial condition		$22,655	$(11,069)

The following tables present gross and net information about derivative instruments.

	At June 30, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$42,984	$(3,332)	$39,652	$—	$—	$39,652
Interest rate swaps / swaptions	968	(968)	—	—	—	—
Total derivatives subject to legally enforceable master netting agreements	43,952	(4,300)	39,652	—	—	39,652
Interest rate lock commitments	6,765	—	6,765	—	—	6,765
Total derivative assets	$50,717	$(4,300)	$46,417	$—	$—	$46,417

Derivative liabilities:
Forward sale commitments	$(4,032)	$3,332	$(700)	$655	$45	$—
Interest rate swaps	(17,774)	968	(16,806)	15,554	711	(541)
Total derivatives subject to legally enforceable master netting agreements	(21,806)	4,300	(17,506)	16,209	756	(541)
Interest rate lock commitments	(6,359)	—	(6,359)	—	—	(6,359)
Total derivative liabilities	$(28,165)	$4,300	$(23,865)	$16,209	$756	$(6,900)

	At December 31, 2012
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Net amount

Derivative assets:
Forward sale commitments	$621	$(621)	$—	$—	$—
Interest rate swaps	538	(431)	107	—	107
Total derivatives subject to legally enforceable master netting agreements	1,159	(1,052)	107	—	107
Interest rate lock commitments	22,548	—	22,548	—	22,548
Total derivative assets	$23,707	$(1,052)	$22,655	$—	$22,655

Derivative liabilities:
Forward sale commitments	$(2,743)	$621	$(2,122)	$1,953	$(169)
Interest rate swaps	(9,358)	431	(8,927)	8,927	—
Total derivatives subject to legally enforceable master netting agreements	(12,101)	1,052	(11,049)	10,880	(169)
Interest rate lock commitments	(20)	—	(20)	—	(20)
Total derivative liabilities	$(12,121)	$1,052	$(11,069)	$10,880	$(189)

(1)
Excludes cash collateral of $11.6 million and $18.0 million at June 30, 2013 and December 31, 2012, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at June 30, 2013 and December 31, 2012.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $75 thousand and $(2) thousand for the three months ended June 30, 2013 and 2012, respectively and $106 thousand and $48 thousand for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the net gain (loss) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$21,014	$3,865	$19,649	$10,565
Mortgage servicing income (2)	(13,505)	20,254	(16,023)	19,739
	$7,509	$24,119	$3,626	$30,304

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family mortgage servicing rights ("MSRs").

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2013	At December 31, 2012

Single family	$459,981	$607,578
Multifamily	11,210	13,221
	$471,191	$620,799

Loans sold consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Single family	$1,229,686	$962,704	$2,590,030	$1,497,015
Multifamily	15,386	27,178	65,973	58,601
	$1,245,072	$989,882	$2,656,003	$1,555,616

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Single family:
Servicing value and secondary marketing gains(1)	$43,448	$40,548	$87,683	$64,328
Provision for repurchase losses(2)	—	(1,930)	—	(2,320)
Net gain from secondary marketing activities	43,448	38,618	87,683	62,008
Loan origination and funding fees	8,267	7,142	16,062	12,138
Total single family	51,715	45,760	$103,745	$74,146
Multifamily	709	1,039	2,634	$2,201
Total net gain on mortgage loan origination and sale activities	$52,424	$46,799	$106,379	$76,347

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company. The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At June 30, 2013	At December 31, 2012

Single family
U.S. government and agency MBS	$10,063,558	$8,508,458
Other	341,055	362,230
	10,404,613	8,870,688
Commercial
Multifamily	720,368	727,118
Other	51,058	53,235
	771,426	780,353
Total loans serviced for others	$11,176,039	$9,651,041

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$1,975	$861	$1,955	$471
Additions (1)	472	2,215	1,008	2,605
Realized losses (2)	(637)	(957)	(1,153)	(957)
Balance, end of period	$1,810	$2,119	$1,810	$2,119

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan and foreclosure costs and for funding of loans repurchased from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $6.6 million and $5.9 million were recorded in accounts receivable and other assets as of June 30, 2013 and December 31, 2012, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At June 30, 2013 and December 31, 2012, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $10.1 million and $8.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Servicing income, net:
Servicing fees and other	$7,955	$6,705	$15,562	$13,142
Changes in fair value of single family MSRs due to modeled amortization (1)	(6,569)	(4,052)	(11,675)	(9,022)
Amortization of multifamily MSRs	(423)	(462)	(913)	(953)
	963	2,191	2,974	3,167
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	14,725	(15,354)	18,304	(7,942)
Net gain (loss) from derivatives economically hedging MSR	(13,505)	20,254	(16,023)	19,739
	1,220	4,900	2,281	11,797
Mortgage servicing income	$2,183	$7,091	$5,255	$14,964

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2013	2012	2013	2012

Constant prepayment rate ("CPR") (2)	8.77%	11.36%	9.12%	10.68%
Discount rate	10.28%	10.28%	10.27%	10.33%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2013

Fair value of single family MSR	$128,146
Expected weighted-average life (in years)	6.58
Constant prepayment rate (1)	12.48%
Impact on 10% adverse change	$(5,361)
Impact on 25% adverse change	$(11,042)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(4,665)
Impact on fair value of 200 basis points increase	$(9,011)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$102,678	$79,381	$87,396	$70,169
Additions and amortization:
Originations	17,306	10,598	34,112	17,321
Purchases	6	12	9	59
Changes due to modeled amortization(1)	(6,569)	(4,052)	(11,675)	(9,022)
Net additions and amortization	10,743	6,558	22,446	8,358
Changes in fair value due to changes in model inputs and/or assumptions (2)	14,725	(15,354)	18,304	(7,942)
Ending balance	$128,146	$70,585	$128,146	$70,585

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$9,150	$7,420	$8,097	$7,112
Origination	512	697	2,055	1,496
Amortization	(423)	(462)	(913)	(953)
Ending balance	$9,239	$7,655	$9,239	$7,655

At June 30, 2013, the expected weighted-average life of the Company’s multifamily MSRs was 9.06 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2013

Remainder of 2013	$823
2014	1,509
2015	1,340
2016	1,226
2017	1,101
2018 and thereafter	3,240
Carrying value of multifamily MSR	$9,239

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

In the ordinary course of business, the Company makes unfunded loan commitments as part of its residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that we will advance the specified funds enabling the buyer to complete the purchase of the property. Unfunded loan commitments totaled $855.0 million ($800.8 million fixed-rate and $54.2 million adjustable-rate commitments) at June 30, 2013 and $768.9 million ($746.8 million fixed-rate and $22.1 million adjustable-rate commitments) at December 31, 2012.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Commitments related to unused home equity and commercial real estate lines of credit and business banking funding lines totaled $97.3 million and $91.1 million at June 30, 2013 and December 31, 2012, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $83.0 million and $34.5 million at June 30, 2013 and December 31, 2012, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $203 thousand and $190 thousand at June 30, 2013 and December 31, 2012, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program and are no longer on the Company's consolidated statements of financial condition, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2013 and December 31, 2012, the total unpaid principal balance of loans sold under this program was $720.4 million and $727.1 million, respectively. The Company’s reserve liability related to this arrangement totaled $3.3 million at both June 30, 2013 and December 31, 2012. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2013 and 2012.

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

1 DUS® is a registered trademark of Fannie Mae	36

The total unpaid principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $10.46 billion and $8.92 billion as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had recorded a mortgage repurchase liability, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.8 million and $2.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2013, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of June 30, 2013.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement within the 2012 Annual Report on Form 10-K.

Valuation Processes

The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. The Finance Committee provides oversight and approves the Company’s Asset/Liability Management Policy ("ALMP"). The Company's ALMP governs, among other things, the application and control of the valuation models used to measure fair value. On a quarterly basis, the Company’s Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Company obtains an MSR valuation from an independent valuation firm monthly to assist with the validation of the results and the reasonableness of the assumptions used in measuring fair value.

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
Multifamily loans
The sale price is set at the time the loan commitment is made, and as such subsequent changes in market conditions have a very limited effect, if any, on the value of these loans carried on the consolidated statements of financial condition, which are typically sold within 30 days of origination.
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Interest rate lock commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement effective December 31, 2012.
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at June 30, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$120,939	$—	$120,939	$—
Commercial	13,892	—	13,892	—
Municipal bonds	147,675	—	147,675	—
Collateralized mortgage obligations:
Residential	137,543	—	137,543	—
Commercial	17,533	—	17,533	—
Corporate debt securities	70,973	—	70,973	—
U.S. Treasury securities	29,609	—	29,609	—
Single family mortgage servicing rights	128,146	—	—	128,146
Single family loans held for sale	459,981	—	459,981	—
Derivatives
Forward sale commitments	42,984	—	42,984	—
Interest rate lock commitments	6,765	—	—	6,765
Interest rate swaps	931	—	931	—
Total assets	$1,177,008	$—	$1,042,097	$134,911
Liabilities:
Derivatives
Forward sale commitments	$4,032	$—	$4,032	$—
Interest rate lock commitments	6,359	—	—	6,359
Interest rate swaps	17,774	—	17,774	—
Total liabilities	$28,165	$—	$21,806	$6,359

(in thousands)	Fair Value at December 31, 2012	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$62,853	$—	$62,853	$—
Commercial	14,380	—	14,380	—
Municipal bonds	129,175	—	129,175	—
Collateralized mortgage obligations:
Residential	170,199	—	170,199	—
Commercial	9,043	—	9,043	—
U.S. Treasury securities	30,679	—	30,679	—
Single family mortgage servicing rights	87,396	—	—	87,396
Single family loans held for sale	607,578	—	607,578	—
Derivatives
Forward sale commitments	621	—	621	—
Interest rate lock commitments	22,548	—	—	22,548
Interest rate swaps	538	—	538	—
Total assets	$1,135,010	$—	$1,025,066	$109,944
Liabilities:
Derivatives
Forward sale commitments	$2,743	$—	$2,743	$—
Interest rate lock commitments	20	—	—	20
Interest rate swaps	9,358	—	9,358	—
Total liabilities	$12,121	$—	$12,101	$20

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2013 and 2012.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and, as of December 31, 2012, interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2013 and 2012, see Note 7, Mortgage Banking Operations.

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Beginning balance, net	$20,842	$22,528
Total realized/unrealized gains(1)	28,151	73,693
Settlements	(48,587)	(95,815)
Ending balance, net	$406	$406

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statement of operations. For the three and six months ended June 30, 2013 there were net unrealized (losses) gains of $(550) thousand and $325 thousand , respectively, recognized on interest rate lock commitments still outstanding at June 30, 2013.

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

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At June 30, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$406	Income approach	Fall out factor	0.4%	54.8%	11.9%
			Value of servicing	0.46%	2.05%	1.06%

(dollars in thousands)	At December 31, 2012
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$22,528	Income Approach	Fall out factor	0.4%	59.3%	16.8%
			Value of servicing	0.50%	2.18%	1.04%
The fair value of interest rate lock commitments decreases in value upon an increase in the fall-out factor and increases in value upon an increase in the value of servicing. Changes in the fall-out factor and value of servicing do not increase or decrease based on movements in the other significant unobservable input.

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following tables present assets that were recorded at fair value during the three and six months ended June 30, 2013 and 2012 and still held at the end of the respective reporting period.

	Three Months Ended June 30, 2013
(in thousands)	Fair Value of Assets Held at June 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$50,362	—	—	$50,362	$422
Other real estate owned(2)	7,600	—	—	7,600	(339)
Total	$57,962	$—	$—	$57,962	$83

	Three Months Ended June 30, 2012
(in thousands)	Fair Value of Assets Held at June 30, 2012	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$36,505	—	—	$36,505	$(2,526)
Other real estate owned(2)	12,412	—	—	12,412	(2,907)
Total	$48,917	$—	$—	$48,917	$(5,433)

	Six Months Ended June 30, 2013
(in thousands)	Fair Value of Assets Held at June 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$50,362	—	—	$50,362	$592
Other real estate owned(2)	7,600	—	—	7,600	(739)
Total	$57,962	$—	$—	$57,962	$(147)

	Six Months Ended June 30, 2012
(in thousands)	Fair Value of Assets Held at June 30, 2012	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$37,752	—	—	$37,752	$(2,702)
Other real estate owned(2)	21,885	—	—	21,885	(4,111)
Total	$59,637	$—	$—	$59,637	$(6,813)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following table presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the three and six months ended June 30, 2013 and 2012 for assets still held at the end of the period.

(dollars in thousands)	Fair Value of Assets Held at June 30, 2013 (1)	Valuation Technique	Significant Unobservable Input	Three Months Ended June 30, 2013
				Low	High	Weighted Average

Other real estate owned	$5,814	Market approach	Comparable sale adjustments(2)	0%	50%	25%

(dollars in thousands)	Fair Value of Assets Held at June 30, 2012 (1)	Valuation Technique	Significant Unobservable Input	Three Months Ended June 30, 2012
				Low	High	Weighted Average

Loans held for investment	$36,505	Market approach	Comparable sale adjustments(2)	6%	57%	32%
	540	Income approach	Capitalization rate	6.0%	11.0%	8.5%
Other real estate owned	$12,412	Market approach	Comparable sale adjustments(2)	0%	57%	29%
			Other discounts(3)	4%	52%	28%

(dollars in thousands)	Fair Value of Assets Held at June 30, 2013 (1)	Valuation Technique	Significant Unobservable Input	Six Months Ended June 30, 2013
				Low	High	Weighted Average

Loans held for investment	$16,935	Market approach	Comparable sale adjustments(2)	0%	95%	22%
	16,935	Income approach	Capitalization rate	6.4%	10.8%	8.2%
			Discount rate	8.2%	9.5%	8.9%
Other real estate owned	$5,814	Market approach	Comparable sale adjustments(2)	0%	50%	25%

(dollars in thousands)	Fair Value of Assets Held at June 30, 2012 (1)	Valuation Technique	Significant Unobservable Input	Six Months Ended June 30, 2012
				Low	High	Weighted Average

Loans held for investment	$37,752	Market approach	Comparable sale adjustments(2)	0%	65%	33%
			Other discounts(3)	28%	74%	51%
	10,035	Income approach	Capitalization rate	6.0%	11.0%	8.5%
Other real estate owned	$21,885	Market approach	Comparable sale adjustments(2)	0%	70%	35%
			Other discounts(3)	4%	64%	34%

(1)
Assets that are valued using more than one valuation technique are presented within multiple categories for each valuation technique used. Excludes unobservable inputs that we consider, both individually and in the aggregate, to have been insignificant relative to our overall nonrecurring Level 3 measurements recorded during the period.

(2)	Represents the range of net adjustments reflecting differences between a comparable sale and the property being appraised, expressed as an absolute value.

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

	At June 30, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$21,645	$21,645	$21,645	$—	$—
Loans held for investment	1,416,439	1,425,110	—	—	1,425,110
Loans held for sale – multifamily	11,210	11,243	—	11,243	—
Mortgage servicing rights – multifamily	9,239	10,713	—	—	10,713
Federal Home Loan Bank stock	35,708	35,708	—	35,708	—
Liabilities:
Deposits	$1,963,123	$1,920,343	$—	$1,920,343	$—
Federal Home Loan Bank advances	409,490	412,399	—	412,399	—
Long-term debt	61,857	60,240	—	60,240	—

	At December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$25,285	$25,285	$25,285	$—	$—
Loans held for investment	1,308,974	1,340,882	—	—	1,340,882
Loans held for sale – multifamily	13,221	14,810	—	14,810	—
Mortgage servicing rights – multifamily	8,097	9,497	—	—	9,497
Federal Home Loan Bank stock	36,367	36,367	—	36,367	—
Liabilities:
Deposits	$1,976,835	$1,979,925	$—	$1,979,925	$—
Federal Home Loan Bank advances	259,090	263,209	—	263,209	—
Long-term debt	61,857	60,241	—	60,241	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $440 thousand and $216 thousand at June 30, 2013 and December 31, 2012, respectively.

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2013	2012	2013	2012

Net income	$12,068	$18,678	$23,008	$38,637
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,376,580	14,252,120	14,368,135	12,272,342
Dilutive effect of outstanding common stock equivalents (1)	408,901	427,764	426,670	499,856
Diluted weighted-average number of common stock outstanding	14,785,481	14,824,064	14,794,805	12,772,198
Earnings per share:
Basic earnings per share	$0.84	$1.31	$1.60	$3.15
Diluted earnings per share	$0.82	$1.26	$1.56	$3.03

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2013 and 2012 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 109,336 and 713,938 at June 30, 2013 and 2012, respectively.

NOTE 11–BUSINESS SEGMENTS:

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management.

As a result of a change in the manner in which the chief operating decision maker evaluates strategic decisions, commencing with the second quarter of 2013, the Company realigned its business segments and organized them into two lines of business: Mortgage Banking and Commercial and Consumer Banking. In conjunction with this realignment, the Company modified its internal reporting to provide discrete financial information to management for these two business segments. The information that follows has been revised to reflect the current business segments.

A description of the Company's business segments and the products and services that they provide is as follows.

Mortgage Banking originates and purchases of single family residential mortgage loans for sale in the secondary markets. We purchase loans from Windermere Mortgage Services Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through personal service at bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights.

Financial highlights by operating segment were as follows.

	Three Months Ended June 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,728	$13,687	$17,415
Provision for loan losses	—	400	400
Noninterest income	56,019	1,537	57,556
Noninterest expense	43,240	13,472	56,712
Income before income taxes	16,507	1,352	17,859
Income tax expense	5,760	31	5,791
Net income	$10,747	$1,321	$12,068
Average assets	$634,262	$1,965,672	$2,599,934

	Three Months Ended June 30, 2012
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,287	$11,512	$14,799
Provision for loan losses	—	2,000	2,000
Noninterest income	54,597	2,253	56,850
Noninterest expense	27,935	19,019	46,954
Income (loss) before income taxes	29,949	(7,254)	22,695
Income tax expense	3,757	260	4,017
Net income (loss)	$26,192	$(7,514)	$18,678
Average assets	$518,661	$1,853,889	$2,372,550

	Six Months Ended June 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$7,882	$24,768	$32,650
Provision for loan losses	—	2,400	2,400
Noninterest income	112,572	3,927	116,499
Noninterest expense	83,340	29,171	112,511
Income (loss) before income taxes	37,114	(2,876)	34,238
Income tax expense (benefit)	12,574	(1,344)	11,230
Net income (loss)	$24,540	$(1,532)	$23,008
Average assets	$629,675	$1,918,210	$2,547,885

	Six Months Ended June 30, 2012
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,273	$22,358	$27,631
Provision for loan losses	—	2,000	2,000
Noninterest income	92,215	4,783	96,998
Noninterest expense	48,145	33,546	81,691
Income (loss) before income taxes	49,343	(8,405)	40,938
Income tax expense (benefit)	2,845	(544)	2,301
Net income (loss)	$46,498	$(7,861)	$38,637
Average assets	$421,981	$1,920,061	$2,342,042

(1)
Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to the other segment. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.

NOTE 12–SUBSEQUENT EVENTS:

On July 9, 2013, the Company announced the execution of a definitive agreement for HomeStreet Bank to purchase two AmericanWest Bank branches in Western Washington. As of June 30, 2013, the deposits were approximately $36.5 million for the two branches combined. Additionally, HomeStreet is acquiring loans with these two branches totaling approximately $2.15 million as of June 30, 2013. This transaction is subject to regulatory approval and is anticipated to close in the fourth quarter of 2013.

On July 26, 2013, the Company announced that it has entered into two separate merger agreements pursuant to which HomeStreet Bank will acquire Seattle-based Fortune Bank for approximately $27.0 million, and Yakima National Bank, based in Yakima, Wash., and parent holding company, YNB Financial Services Corp. (“Yakima National”), for approximately $10.3 million. These acquisitions, both of which are subject to regulatory approval and the approval of their respective shareholders, are anticipated to close in the fourth quarter of 2013.

On July 29, 2013, HomeStreet, Inc.'s announced that the Company's board of directors approved a special cash dividend of $0.11 per common share, payable on August 15, 2013 to shareholders of record as of the close of business on August 5, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements regarding future operations, plans, or regulatory or shareholder approvals;

•	any statements concerning proposed new products or services;

•	any statements regarding pending or future mergers or acquisitions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

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

•	our ability to complete our pending acquisitions and effectively integrate those into our operations;

•
general economic conditions, either nationally or in our market area, including increases in mortgage interest rates, declines in housing refinance activities, employment trends, business contraction, consumer confidence, real estate values and other recessionary pressures;

•
the impact of and our ability to anticipate and respond effectively to changes in the levels of general interest rates, mortgage interest rates, deposit interest rates, our net interest margin and funding sources;

•
compliance with regulatory requirements, including laws and regulations such as those related to the Dodd-Frank Act and new rules being promulgated under that Act as well as restrictions that may be imposed by our federal and state regulatory authorities, including the extent to which regulatory initiatives may affect our capital, liquidity and earnings;

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

•
costs associated with the integration of new personnel from growth through acquisitions and hiring initiatives, including increased salary costs, as well as time and attention from our management team that is needed to successfully complete such acquisitions;

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

Summary Financial Data

	At or for the Quarter Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Jun. 30, 2013	Jun. 30, 2012

Income statement data (for the period ended):
Net interest income	$17,415	$15,235	$16,591	$16,520	$14,799	$32,650	$27,631
Provision for loan losses	400	2,000	4,000	5,500	2,000	2,400	2,000
Noninterest income	57,556	58,943	71,932	69,091	56,850	116,499	96,998
Noninterest expense	56,712	55,799	55,966	45,934	46,954	112,511	81,691
Net income before taxes	17,859	16,379	28,557	34,177	22,695	34,238	40,938
Income tax expense	5,791	5,439	7,060	12,186	4,017	11,230	2,301
Net income	$12,068	$10,940	$21,497	$21,991	$18,678	$23,008	$38,637
Basic earnings per common share (1)	$0.84	$0.76	$1.50	$1.53	$1.31	$1.60	$3.15
Diluted earnings per common share (1)	$0.82	$0.74	$1.46	$1.50	$1.26	$1.56	$3.03
Common shares outstanding (1)	14,406,676	14,400,206	14,382,638	14,354,972	14,325,214	14,406,676	14,325,214
Weighted average common shares:
Basic	14,376,580	14,359,691	14,371,120	14,335,950	14,252,120	14,368,135	12,272,342
Diluted	14,785,481	14,804,129	14,714,166	14,699,032	14,824,064	14,794,805	12,772,198
Shareholders’ equity per share	$18.62	$18.78	$18.34	$16.82	$15.05	$18.62	$15.05
Financial position (at period end):
Cash and cash equivalents	$21,645	$18,709	$25,285	$22,051	$75,063	$21,645	$75,063
Investment securities available for sale	538,164	415,238	416,329	414,050	415,610	538,164	415,610
Loans held for sale	471,191	430,857	620,799	535,908	415,189	471,191	415,189
Loans held for investment, net	1,416,439	1,358,982	1,308,974	1,268,703	1,235,253	1,416,439	1,235,253
Mortgage servicing rights	137,385	111,828	95,493	81,512	78,240	137,385	78,240
Other real estate owned	11,949	21,664	23,941	17,003	40,618	11,949	40,618
Total assets	2,776,124	2,508,251	2,631,230	2,511,269	2,427,203	2,776,124	2,427,203
Deposits	1,963,123	1,934,704	1,976,835	1,981,814	1,904,749	1,963,123	1,904,749
FHLB advances	409,490	183,590	259,090	131,597	65,590	409,490	65,590
Repurchase agreements	—	—	—	—	100,000	—	100,000
Shareholders’ equity	268,321	270,405	263,762	241,499	215,614	268,321	215,614
Financial position (averages):
Investment securities available for sale	$512,475	$422,761	$418,261	$411,916	$431,875	$467,865	$406,502
Loans held for investment	1,397,219	1,346,100	1,297,615	1,270,652	1,304,740	1,371,801	1,321,646
Total interest-earning assets	2,321,195	2,244,563	2,244,727	2,187,059	2,143,380	2,283,090	2,116,785
Total interest-bearing deposits	1,527,732	1,543,645	1,609,075	1,625,437	1,640,159	1,535,644	1,672,764
FHLB advances	307,296	147,097	122,516	112,839	79,490	227,639	68,704
Repurchase agreements	10,913	—	558	18,478	52,369	5,487	26,185
Total interest-bearing liabilities	1,917,098	1,752,599	1,794,006	1,818,611	1,833,875	1,835,302	1,829,510
Shareholders’ equity	280,783	274,355	262,163	231,361	207,344	277,588	174,070

Summary Financial Data (continued)

	At or for the Quarter Ended						At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2013	Mar. 31, 2013		Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Jun. 30, 2013		Jun. 30, 2012

Financial performance:
Return on average common shareholders’ equity (2)	17.19%	15.95%		32.80%	38.02%	36.03%	16.58%		44.39%
Return on average assets	1.86%	1.75%		3.46%	3.60%	3.15%	1.81%		3.30%
Net interest margin (3)	3.10%	2.81%	(4)	3.06%	3.12%	2.85%	2.96%	(4)	2.68%
Efficiency ratio (5)	75.65%	75.22%		63.22%	53.65%	65.53%	75.44%		65.55%
Asset quality:
Allowance for credit losses	$27,858	$28,594		$27,751	$27,627	$27,125	$27,858		$27,125
Allowance for loan losses/total loans	1.92%	2.05%		2.06%	2.12%	2.13%	1.92%		2.13%
Allowance for loan losses/nonaccrual loans	93.11%	88.40%		92.20%	71.80%	81.28%	93.11%		81.28%
Total nonaccrual loans (6)	$29,701	$32,133		$29,892	$38,247	$33,107	$29,701		$33,107
Nonaccrual loans/total loans	2.06%	2.32%		2.24%	2.95%	2.62%	2.06%		2.62%
Other real estate owned	$11,949	$21,664		$23,941	$17,003	$40,618	$11,949		$40,618
Total nonperforming assets	$41,650	$53,797		$53,833	$55,250	$73,725	$41,650		$73,725
Nonperforming assets/total assets	1.50%	2.14%		2.05%	2.20%	3.04%	1.50%		3.04%
Net charge-offs	$1,136	$1,157		$3,876	$4,998	$10,277	$2,293		$17,675
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	11.89%	11.97%		11.78%	10.86%	10.20%	11.89%		10.20%
Tier 1 risk-based capital (to risk-weighted assets)	17.89%	19.21%		18.05%	16.76%	15.83%	17.89%		15.83%
Total risk-based capital (to risk-weighted assets)	19.15%	20.47%		19.31%	18.01%	17.09%	19.15%		17.09%
Other data:
Full-time equivalent employees (ending)	1,309	1,218		1,099	998	913	1,309		913

(1)	Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(4)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the Trust Preferred Securities ("TruPS") for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06% for the quarter ended March 31, 2013 and 3.08% for the six months ended June 30, 2013.

(5)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

	At or for the Quarter Ended					At or for the Six Months Ended
(in thousands)	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Jun. 30, 2013	Jun. 30, 2012

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$10,404,613	$9,701,396	$8,870,688	$8,109,669	$7,468,982	$10,404,613	$7,468,982
Multifamily	720,368	737,007	727,118	760,820	772,473	720,368	772,473
Other	51,058	52,825	53,235	53,617	56,840	51,058	56,840
Total loans serviced for others	$11,176,039	$10,491,228	$9,651,041	$8,924,106	$8,298,295	$11,176,039	$8,298,295

Loan production volumes:
Single family mortgage closed loans (1) (2)	$1,307,286	$1,192,156	$1,518,971	$1,368,238	$1,068,656	$2,499,442	$1,780,958
Single family mortgage interest rate lock commitments(2)	1,423,290	1,035,822	1,254,954	1,313,182	1,303,390	2,459,112	2,218,531
Single family mortgage loans sold(2)	1,229,686	1,360,344	1,434,947	1,238,879	962,704	2,590,030	1,497,015
Multifamily mortgage originations	14,790	49,119	40,244	20,209	35,908	63,909	51,621
Multifamily mortgage loans sold	15,386	50,587	33,689	26,515	27,178	65,973	58,601

(1)	Represents single family mortgage closed loan volume designated for sale during each respective period.

(2)	Includes loans originated by Windermere Mortgage Series Services LLC ("WMS") and purchased by HomeStreet, Inc.

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

Management’s Overview of Second Quarter 2013 Financial Performance

We are a 92-year-old diversified financial services company headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. (the "Company") is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides residential and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, loans for residential and commercial real estate construction, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement known as Windermere Mortgage Services Series LLC (“WMS LLC”).

We generate revenue by earning “net interest income” and “noninterest income.” Net interest income is primarily the difference between our interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.

At June 30, 2013, we had total assets of $2.78 billion, net loans held for investment of $1.42 billion, deposits of $1.96 billion and shareholders’ equity of $268.3 million.

On April 22, 2013, the Company paid a common stock dividend of $0.11 per share payable to shareholders of record as of April 11, 2013. On July 29, 2013, HomeStreet, Inc.'s announced that the Company's board of directors approved a special cash dividend of $0.11 per common share, payable on August 15, 2013 to shareholders of record as of the close of business on August 5, 2013.

On July 9, 2013, the Company announced the execution of a definitive agreement for HomeStreet Bank to purchase two AmericanWest Bank branches in Western Washington. As of June 30, 2013, the deposits were approximately $36.5 million for the two branches combined. Additionally, HomeStreet is acquiring loans with these two branches totaling approximately $2.15 million as of June 30, 2013. This transaction is subject to regulatory approval and is anticipated to close in the fourth quarter of 2013.

On July 26, 2013, the Company announced that it has entered into two separate merger agreements pursuant to which HomeStreet Bank will acquire Seattle-based Fortune Bank for approximately $27.0 million, and Yakima National Bank, based in Yakima, Wash., and parent holding company, YNB Financial Services Corp. (“Yakima National”), for approximately $10.3 million. These acquisitions, both of which are subject to regulatory approval and the approval of their respective shareholders, are anticipated to close in the fourth quarter of 2013.

Results for the second quarter of 2013 as compared to the same quarter in the prior year reflect the growth of our mortgage banking business and investments to expand our commercial and consumer business. Since June 2012, we have increased our lending capacity by adding loan officers and operations personnel in single family lending, commercial real estate lending, and commercial business lending. We opened four mortgage lending offices, a new commercial lending office and three new de novo bank branches. In addition, we expanded our range of services by adding a new private banking department.

As a result of rising interest rates, the mortgage industry has experienced lower industry application volume and a shift in composition to a purchase mortgage-dominated market. During the quarter, the purchase mortgage market has become substantially more competitive as lenders try to secure a reliable flow of purchase mortgage production.

The Company has historically pursued a mortgage loan origination strategy focused on the home purchase market, while retaining its customers through refinancing their mortgages as well as through repeat purchase transactions. Consequently, our

1 DUS® is a registered trademark of Fannie Mae	54

originations have historically had a higher composition of purchase mortgages than many peer institutions. We expect to grow our purchase mortgage and overall market share as total mortgage market originations decline and the mortgage origination market continues to transition away from one dominated by mortgage refinancing, largely due to an increase in interest rates that has made refinancing less attractive in recent months. We continue to focus on the purchase mortgage market by offering incentive pricing, developing additional targeted shared marketing relationships with builders, real estate agents and other real estate professionals and hiring loan officers who have proven track records in generating home purchase mortgage loans.

Financial Performance

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,		Percent Change
(in thousands, except per share data and ratios)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012

Selected statement of operations data
Total net revenue	$74,971	$71,649	5%	$149,149	$124,629	20%
Total noninterest expense	56,712	46,954	21	112,511	81,691	38
Provision for credit losses	400	2,000	(80)	2,400	2,000	20
Income tax expense	5,791	4,017	44	11,230	2,301	388
Net income	12,068	18,678	(35)	23,008	38,637	(40)

Financial performance
Diluted earnings per common share	$0.82	$1.26	(35)%	$1.56	$3.03	(49)%
Return on average common shareholders’ equity	17.19%	36.03%	NM	16.58%	44.39%	NM
Return on average assets	1.86%	3.15%	NM	1.81%	3.30%	NM
Net interest margin	3.10%	2.85%	NM	2.96%	2.68%	NM

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	11.89%	10.20%	NM	11.89%	10.20%	NM
Tier 1 risk-based capital (to risk-weighted assets)	17.89%	15.83%	NM	17.89%	15.83%	NM
Total risk-based capital (to risk-weighted assets)	19.15%	17.09%	NM	19.15%	17.09%	NM
NM = Not meaningful

For the second quarter of 2013, net income was $12.1 million, or $0.82 per diluted share, compared with $18.7 million, or $1.26 per diluted share a year ago. Return on equity for the second quarter of 2013 (on an annualized basis) was 17.19%, compared to 36.03% for the same period last year, while return on average assets for the second quarter of 2013 (on an annualized basis) was 1.86%, compared to 3.15% for the same period a year ago.

The decrease in net income as compared to same quarter in the prior year was primarily driven by investments in the expansion of our commercial and consumer business and reductions in servicing income, which was offset by the growth of our mortgage banking business, as described below.

Net revenue increased 4.6% to $75.0 million from the second quarter of 2012, primarily driven by increased net gain on mortgage loan origination and sale activities, which was mainly the result of increased single family loan production volume driven by an increase in the number of mortgage loan producers. Partially offsetting this increase to noninterest income was a decrease in mortgage servicing income, primarily resulting from a reduction in income recognized from MSR risk management activities.

Noninterest expense increased 20.8% to $56.7 million in the second quarter of 2013 from the second quarter of 2012. The $9.8 million increase in noninterest expense primarily related to increased salaries and related costs, reflecting the growth of our commercial real estate, commercial business and single family mortgage lending units, the addition of private banking services and the expansion of our branch banking network. Higher commissions and incentives were paid in connection with strong growth in closed mortgage loan volume.

The provision for credit losses was $400 thousand in the second quarter of 2013, compared to $2.0 million recorded in the second quarter of 2012. Net charge-offs were $1.1 million in the second quarter of 2013 compared to $10.3 million in the second quarter of 2012. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.92% of loans held for investment at June 30, 2013 compared to 2.13% at June 30, 2012, reflecting the improved credit quality of the Company's loan portfolio. Nonperforming assets of $41.7 million, or 1.50% of total assets at June 30, 2013 were down significantly from June 30, 2012 when nonperforming assets were $73.7 million, or 3.04% of total assets.

Income tax expense was $5.8 million in the second quarter of 2013 compared to $4.0 million in the second quarter of 2012. Our estimated annual effective income tax rate was 32.4% as compared to an annual effective tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 compared to 2013 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Regulatory Matters

We improved our Bank regulatory capital ratios during 2013, increasing our Tier 1 leverage and total risk-based capital ratios to 11.89% and 19.15%, respectively, compared to 10.20% and 17.09%, respectively, at June 30, 2012.

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

	Three Months Ended June 30,
	2013			2012
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$21,929	$13	0.24%	$95,599	$52	0.22%
Investment securities	512,475	3,561	2.78%	431,875	2,856	2.65%
Loans held for sale	389,572	3,469	3.56%	311,166	2,919	3.76%
Loans held for investment	1,397,219	14,005	4.01%	1,304,740	14,466	4.44%
Total interest-earning assets	2,321,195	21,048	3.63%	2,143,380	20,293	3.79%
Noninterest-earning assets (2)	278,739			229,170
Total assets	$2,599,934			$2,372,550
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$238,328	233	0.39%	$150,709	124	0.33%
Savings accounts	112,937	114	0.40%	83,547	92	0.44%
Money market accounts	783,135	973	0.50%	595,579	814	0.55%
Certificate accounts	393,332	1,047	1.07%	810,324	3,168	1.57%
Total interest-bearing deposits	1,527,732	2,367	0.62%	1,640,159	4,198	1.03%
FHLB advances	307,296	387	0.50%	79,490	535	2.94%
Securities sold under agreements to repurchase	10,913	11	0.40%	52,369	50	0.35%
Long-term debt	61,857	283	1.81%	61,857	271	1.75%
Other borrowings	9,300	5	0.22%	—	3	—
Total interest-bearing liabilities	1,917,098	3,053	0.64%	1,833,875	5,057	1.11%
Noninterest-bearing liabilities	402,053			331,331
Total liabilities	2,319,151			2,165,206
Shareholders’ equity	280,783			207,344
Total liabilities and shareholders’ equity	$2,599,934			$2,372,550
Net interest income (3)		$17,995			$15,236
Net interest spread			2.99%			2.68%
Impact of noninterest-bearing sources			0.11%			0.17%
Net interest margin			3.10%			2.85%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $580 thousand and $437 thousand for the quarters ended June 30, 2013 and June 30, 2012, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Six Months Ended June 30,
	2013					2012
(in thousands)	Average Balance	Interest		Average Yield/Cost		Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$22,312	$30		0.26%		$150,522	$186	0.25%
Investment securities	467,865	6,723		2.87%		406,502	5,345	2.63%
Loans held for sale	421,112	7,214		3.43%		238,115	4,461	3.75%
Loans held for investment	1,371,801	28,341		4.14%		1,321,646	29,443	4.46%
Total interest-earning assets	2,283,090	42,308		3.71%		2,116,785	39,435	3.73%
Noninterest-earning assets (2)	264,795					225,257
Total assets	$2,547,885					$2,342,042
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$210,032	391		0.38%		$144,416	239	0.33%
Savings accounts	109,234	218		0.40%		78,635	176	0.45%
Money market accounts	739,652	1,830		0.50%		560,385	1,534	0.55%
Certificate accounts	476,726	3,417		1.45%		889,328	7,128	1.61%
Total interest-bearing deposits	1,535,644	5,856		0.77%		1,672,764	9,077	1.09%
FHLB advances	227,639	680		0.60%		68,704	1,209	3.52%
Securities sold under agreements to repurchase	5,487	11		0.40%		26,185	50	0.38%
Long-term debt	61,857	1,999	(3)	6.43%	(3)	61,857	736	2.38%
Other borrowings	4,675	10		0.42%		—	9	—
Total interest-bearing liabilities	1,835,302	8,556		0.94%		1,829,510	11,081	1.22%
Noninterest-bearing liabilities	434,995					338,462
Total liabilities	2,270,297					2,167,972
Shareholders’ equity	277,588					174,070
Total liabilities and shareholders’ equity	$2,547,885					$2,342,042
Net interest income (4)		$33,752					$28,354
Net interest spread				2.77%				2.51%
Impact of noninterest-bearing sources				0.19%				0.17%
Net interest margin				2.96%	(3)			2.68%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Interest expense for the six months ended June 30, 2013 included $1.4 million recorded in the first quarter of 2013 related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on our Trust Preferred Securities for which the Company had deferred payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.08%.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million and $723 thousand for the six months ended June 30, 2013 and June 30, 2012, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized at the time the loan is removed from nonaccrual status. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $174 thousand and $319 thousand for the three months ended June 30, 2013 and 2012, respectively, and $325 thousand and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding Trust Preferred Securities ("TruPS") and advances from the Federal Home Loan Bank of Seattle ("FHLB").

Net interest income on a tax equivalent basis was $18.0 million for the second quarter of 2013, an increase of $2.8 million, or 18.1%, from $15.2 million for the second quarter of 2012. For the first six months of 2013, net interest income was $33.8 million, an increase of $5.4 million, or 19%, from $28.4 million in the same period last year. During the second quarter of 2013, total interest income increased $755 thousand from the second quarter of 2012, while total interest expense declined $2.0 million from the second quarter of 2012. The net interest margin for the second quarter of 2013 improved to 3.10% from 2.85% in the second quarter of 2012, and improved to 2.96% for the six months ended June 30, 2013 from 2.68% for the same period last year. Improvement in the margin from the second quarter of 2012 resulted from a 47 basis point decline in the cost of funds primarily due to the managed reduction of higher-cost certificates of deposit. This improvement was partially offset by a 16 basis point decline in the yield on interest-earning assets, mostly due to lower yields on our portfolio loans.
Total average interest-earning assets increased from the comparative periods in 2012 primarily as a result of higher average balances of portfolio loans, loans held for sale and investment securities, partially offset by a decrease in cash and cash equivalents. The increase in average balances of portfolio loans and loans held for sale reflects our continued growth in loan production volume across all of our business lines. The higher average balance of our investment securities portfolio reflects management's decision during the quarter to increase this component of the overall asset mix. Total average interest-bearing deposit balances declined from the prior periods mostly as a result of a decline in higher-cost certificates of deposit, partially offset by an increase in transaction and savings deposits.

Total interest income on a tax equivalent basis of $21.0 million in the second quarter of 2013 increased $755 thousand, or 3.7%, from $20.3 million in the second quarter of 2012, primarily driven by increased average interest-earning assets. Our average balance of loans held for sale increased by $78.4 million, or 25.2%, due primarily to higher closed loan volume in the second quarter of 2013 as we continued to grow our mortgage origination and production capacity. The increase in interest income was also the result of a higher average balance of investment securities, which increased $80.6 million, or 18.7%, in the second quarter of 2013 from the second quarter of 2012. These increases were partially offset by a decrease in the yield on average loans held for investment, which decreased 43 basis points compared to the second quarter of 2012. For the first six months of 2013, interest income was $42.3 million, an increase of $2.9 million, or 7.3%, from $39.4 million in the same period last year resulting from a higher average balance of loans held for sale and a higher average balance and yield on investment securities.

Total interest expense of $3.1 million in the second quarter of 2013 decreased $2.0 million, or 39.6%, from $5.1 million in the second quarter of 2012. This decrease was primarily due to a $417.0 million, or 51.5%, decline in the average balance of higher-yielding certificates of deposit, partially offset by an increase in the average balance of lower-cost transaction and savings deposits resulting from the expansion of our deposit and lending branch network. Also contributing to the decrease in interest expense was the restructuring of FHLB advances, prepaying certain long-term advances and using short-term FHLB advances to meet short-term mortgage origination and sales funding needs, which contributed to a 244 basis point decline in interest cost on FHLB advances. For the first six months of 2013, interest expense was $8.6 million, a decrease of $2.5 million, or 22.8%, from $11.1 million in the same period last year, primarily driven by a decline in the average balance of higher-cost certificates of deposit, partially offset by an increase in the average balance of transaction and savings deposits. Interest expense in the first quarter of 2013 included $1.4 million related to the correction of the cumulative effect of an error in prior years that resulted from the under accrual of interest due on our outstanding TruPS for which the Company had deferred the payment of interest.

Provision for Loan Losses

Our loan loss provision for the second quarter of 2013 was $400 thousand compared to $2.0 million for the second quarter of 2012. For the first six months of 2013, loan loss provision was $2.4 million compared to $2.0 million in the same period last year. Nonperforming assets ("NPAs") were $41.7 million at June 30, 2013 compared to $53.8 million at December 31, 2012. Nonaccrual loans of $29.7 million at June 30, 2013 decreased $191 thousand, or 0.6%, from $29.9 million at December 31, 2012.

Net charge-offs of $1.1 million in the second quarter of 2013 were down $9.1 million from net charge-offs of $10.3 million in the second quarter of 2012. For the first six months of 2013, net charge-offs were $2.3 million compared to $17.7 million in the same period last year. The decrease in net charge-offs in 2013 as compared to the same periods of 2012 was primarily due to lower charge-offs on commercial construction loans during 2013. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis in this Form 10-Q.

Noninterest Income

Noninterest income was $57.6 million in the second quarter of 2013, an increase of $706 thousand, or 1.2%, from $56.9 million in the second quarter of 2012. For the first six months of 2013, noninterest income was $116.5 million, an increase of $19.5 million, or 20.1%, from $97.0 million in the same period last year. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. Noninterest income in the second quarter of 2013 as compared to the second quarter of 2012 benefited from increased single family loan production. Our single family mortgage closed loan production increased to $1.31 billion in the second quarter of 2013 from $1.07 billion in the second quarter of 2012 as we continued to grow our mortgage origination and production capacity. The increase in noninterest income, predominantly due to higher net gain on mortgage loan origination and sale activities, is detailed in the tables below.

Noninterest income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$52,424	$46,799	$5,625	12%	$106,379	$76,347	$30,032	39%
Mortgage servicing income	2,183	7,091	(4,908)	(69)	5,255	14,964	(9,709)	(65)
Income from Windermere Mortgage Services Series LLC	993	1,394	(401)	(29)	1,613	2,560	(947)	(37)
Loss on debt extinguishment	—	(939)	939	NM	—	(939)	939	NM
Depositor and other retail banking fees	761	771	(10)	(1)	1,482	1,506	(24)	(2)
Insurance commissions	190	177	13	7	370	359	11	3
Gain (loss) on securities available for sale	238	911	(673)	(74)	190	952	(762)	(80)
Other	767	646	121	19	1,210	1,249	(39)	(3)
Total noninterest income	$57,556	$56,850	$706	1	$116,499	$96,998	$19,501	20
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Single family:
Servicing value and secondary marketing gains(1)	$43,448	$40,548	$2,900	7%	$87,683	$64,328	$23,355	36%
Provision for repurchase losses(2)	—	(1,930)	1,930	NM	—	(2,320)	2,320	NM
Net gain from secondary marketing activities	43,448	38,618	4,830	13	87,683	62,008	25,675	41
Loan origination and funding fees	8,267	7,142	1,125	16	16,062	12,138	3,924	32
Total single family	51,715	45,760	5,955	13	103,745	74,146	29,599	40
Multifamily	709	1,039	(330)	(32)	2,634	2,201	433	20
Net gain on mortgage loan origination and sale activities	$52,424	$46,799	$5,625	12%	$103,745	$74,146	$29,599	40%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Net gain on mortgage loan origination and sale activities was $52.4 million for the second quarter of 2013, an increase of $5.6 million, or 12.0%, from $46.8 million for the second quarter of 2012. For the first six months of 2013, net gain on mortgage loan origination and sale activities was $103.7 million, an increase of $29.6 million, or 39.9%, from $74.1 million in the same period last year. This increase predominantly reflects increased single family loan production, primarily due to the expansion of our mortgage lending operations as we added approximately 45 mortgage production personnel during the first half of 2013.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Production volumes:
Single family mortgage closed loan volume (1) (2)	$1,307,286	$1,068,656	$238,630	22%	$2,499,442	$1,780,958	$718,484	40%
Single family mortgage interest rate lock commitments (2)	1,423,290	1,303,390	119,900	9	2,459,112	2,218,531	240,581	11

(1)	Represents single family mortgage originations designated for sale during each respective period.

(2)	Includes loans originated by Windermere Mortgage Series Services LLC ("WMS") and purchased by HomeStreet, Inc.

During the second quarter of 2013, single family closed loan production increased 22.3% and single family interest rate lock commitments increased 9.2% as compared to the second quarter of 2012. For the first six months of 2013, single family closed loan production increased 40.3% and single family interest rate lock commitments increased 10.8% as compared to the same period last year. Our mortgage loan origination and sale revenue growth reflected our expansion of mortgage loan origination capacity. Our production mix continued to shift to the purchase mortgage market during the second quarter of 2013, primarily as a result of an increase in purchase volume combined with a significant decline in refinancing volume caused mainly by a sharp increase in mortgage interest rates experienced late in the quarter.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line items of net gain on mortgage loan origination and sale activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Effect of changes to the mortgage repurchase liability:
Servicing value and secondary marketing gains(1)	$(472)	$(285)	$(1,008)	$(675)
Provision for repurchase losses(2)	—	(1,930)	—	(1,930)
	$(472)	$(2,215)	$(1,008)	$(2,605)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

Mortgage servicing income consisted of the following.

	Three Months Ended June 30,						Total Dollar Change	Total Percent Change
	2013			2012
(in thousands)	Single Family	Multifamily	Total	Single Family	Multifamily	Total

Servicing income, net:
Servicing fees and other	$7,216	$739	$7,955	$5,934	$771	$6,705	$1,250	19%
Changes in fair value of MSRs due to modeled amortization (1)	(6,569)	n/a	(6,569)	(4,052)	n/a	(4,052)	(2,517)	62
Amortization	n/a	(423)	(423)	n/a	(462)	(462)	39	(8)
	647	316	963	1,882	309	2,191	(1,228)	(56)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	14,725	n/a	14,725	(15,354)	n/a	(15,354)	30,079	(196)
Net gain from derivatives economically hedging MSRs	(13,505)	n/a	(13,505)	20,254	n/a	20,254	(33,759)	(167)
	1,220	—	1,220	4,900	n/a	4,900	(3,680)	(75)
Mortgage servicing income	$1,867	$316	$2,183	$6,782	$309	$7,091	$(4,908)	(69)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

	Six Months Ended June 30,						Total Dollar Change	Total Percent Change
	2013			2012
(in thousands)	Single Family	Multifamily	Total	Single Family	Multifamily	Total

Servicing income, net:
Servicing fees and other	$14,011	$1,551	$15,562	$11,590	$1,552	$13,142	$2,420	18%
Changes in fair value of MSRs due to modeled amortization (1)	(11,675)	n/a	(11,675)	(9,022)	n/a	(9,022)	(2,653)	29
Amortization	n/a	(913)	(913)	n/a	(953)	(953)	40	(4)
	2,336	638	2,974	2,568	599	3,167	(193)	(6)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	18,304	n/a	18,304	(7,942)	n/a	(7,942)	26,246	(330)
Net gain from derivatives economically hedging MSRs	(16,023)	n/a	(16,023)	19,739	n/a	19,739	(35,762)	(181)
	2,281	n/a	2,281	11,797	n/a	11,797	(9,516)	(81)
Mortgage servicing income	$4,617	$638	$5,255	$14,365	$599	$14,964	$(9,709)	(65)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the second quarter of 2013, mortgage servicing income was $2.2 million, a decrease of $4.9 million from $7.1 million in the second quarter of 2012. For the first six months of 2013, mortgage servicing income was $5.3 million, a decrease of $9.7 million from $15.0 million in the first six months of 2012. This decrease was primarily due to mortgage servicing rights ("MSR") risk management results, which represents changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.  The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of the MSR risk management activities for the second quarter of 2013 was a gain of $1.2 million compared to a gain of $4.9 million in the second quarter of 2012. For the first six months of 2013, the net performance of the MSR risk management activities was $2.3 million compared to a gain of $11.8 million for the same period last year. The lower gain in 2013 largely reflects a reduction in sensitivity to interest rates for the Company's MSRs, which has enabled the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from MSR risk management, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2013 reflect the impact on the fair value of MSRs due to changes in model inputs and assumptions related to factors other than interest rate changes. Such factors included changes to the FHA streamlined refinance program and higher expected home values, both of which generally lead to higher projected prepayment speeds, and resulted in a decline in income from MSR risk management activities in 2013.

Mortgage servicing fees collected in the second quarter of 2013 were $8.0 million, an increase of $1.3 million, or 18.6%, from $6.7 million in the second quarter of 2012. Our loans serviced for others portfolio increased to $11.18 billion at June 30, 2013 from $9.65 billion at December 31, 2012 and $8.30 billion at June 30, 2012.

Income from Windermere Mortgage Services Series LLC decreased in the second quarter of 2013 to $993 thousand from $1.4 million in the second quarter of 2012. The decrease in 2013 was primarily due to decreased closed loan volume and interest rate lock commitments, which were $218.2 million and $207.4 million, respectively, for the three months ended June 30, 2013 compared to $242.1 million and $233.1 million, respectively, for the same period in 2012.

Depositor and other retail banking fees for the three and six months ended June 30, 2013 were relatively consistent with 2012 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Fees:
Monthly maintenance and deposit-related fees	$366	$393	$(27)	(7)%	$719	$770	$(51)	(7)%
Debit Card/ATM fees	373	351	22	6	723	690	33	5
Other fees	22	27	(5)	(19)	40	46	(6)	(13)
Total depositor and other retail banking fees	$761	$771	$(10)	(1)%	$1,482	$1,506	$(24)	(2)%

Noninterest Expense

Noninterest expense was $56.7 million in the second quarter of 2013, an increase of $9.8 million, or 20.8%, from $47.0 million in the second quarter of 2012. For the first six months of 2013, noninterest expense was $112.5 million, an increase of $30.8 million, or 37.7%, from $81.7 million for the same period last year. The increase in noninterest expense was primarily the result of increased salaries and related costs related to increased closed loan production in 2013 as compared to the same periods of 2012. Additionally, higher marketing and other general and administrative expenses, resulting from the Company's growth in retail deposit branches and increased mortgage and commercial loan production personnel, were partially offset by a decrease in other real estate owned ("OREO") expenses. During the second quarter of 2013, the Company recorded a $1.2 million increase to the net realizable value of a commercial real estate OREO property.

Noninterest expense consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Noninterest expense
Salaries and related costs	$38,579	$28,224	$10,355	37%	$73,641	$49,575	$24,066	49%
General and administrative	10,270	6,832	3,438	50	21,200	12,156	9,044	74
Legal	599	724	(125)	(17)	1,210	1,159	51	4
Consulting	763	322	441	137	1,459	677	782	116
Federal Deposit Insurance Corporation assessments	143	717	(574)	(80)	710	1,957	(1,247)	(64)
Occupancy	3,381	2,092	1,289	62	6,183	3,881	2,302	59
Information services	3,574	1,994	1,580	79	6,570	3,717	2,853	77
Other real estate owned expense and other adjustments	(597)	6,049	(6,646)	(110)	1,538	8,569	(7,031)	(82)
Total noninterest expense	$56,712	$46,954	$9,758	21%	$112,511	$81,691	$30,820	38%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $38.6 million in the second quarter of 2013, an increase of $10.4 million, or 36.7%, from $28.2 million in the second quarter of 2012. For the first six months of 2013, salaries and related costs were $73.6 million, an increase of $24.1 million, or 48.5%, from $49.6 million for the same period last year. The increase primarily resulted from a $6.1 million and $12.5 million increase in base salaries and related costs for the second quarter and first six months of 2013, respectively, due to Company growth and a $4.8 million and $11.3 million increase in commissions and incentives paid for the second quarter and first six months of 2013, respectively, in connection with strong growth in closed mortgage loan volume. At June 30, 2013, we had increased our full-time equivalent employees by 43.4% from June 30, 2012.

General and administrative expense was $10.3 million in the second quarter of 2013, an increase of $3.4 million, or 50.3%, from $6.8 million in the second quarter of 2012. For the first six months of 2013, general and administrative expenses were $21.2 million, an increase of $9.0 million, or 74.4%, from $12.2 million for the same period last year. These expenses include general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense was primarily due to the overall growth in our mortgage lending and commercial and consumer business lines and increased marketing expenses.

Income Tax Expense

Income tax expense was $5.8 million in the second quarter of 2013 compared to $4.0 million in the second quarter of 2012. Our estimated annual effective income tax rate was 32.4% as compared to an annual effective tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 compared to 2013 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Review of Financial Condition – Comparison of June 30, 2013 to December 31, 2012

Total assets were $2.78 billion at June 30, 2013 and $2.63 billion at December 31, 2012. The increase in total assets was primarily due to a $121.8 million increase in investment securities and a $107.5 million increase in loans held for investment, partially offset by a $149.6 million decrease in loans held for sale.

Cash and cash equivalents was $21.6 million at June 30, 2013 compared to $25.3 million at December 31, 2012, a decrease of $3.6 million, or 14.4%.

Investment securities available for sale were $538.2 million at June 30, 2013 compared to $416.3 million at December 31, 2012, an increase of $121.8 million, or 29.3%. The higher balance of our investment securities portfolio reflects management's decision during the quarter to increase this component of the overall asset mix and to add corporate debt securities to the Company's portfolio. With the Company's improved credit position and excess capital, the investment in corporate debt securities provides diversification in the portfolio with minimal additional credit risk.

The following table details the composition of our our investment securities available for sale by dollar amount and as a percentage of the total securities portfolio.

	At June 30, 2013		At December 31, 2012
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$120,939	22.5%	$62,853	15.1%
Commercial	13,892	2.6	14,380	3.5
Municipal bonds	147,675	27.4	129,175	31.0
Collateralized mortgage obligations:
Residential	137,543	25.6	170,199	40.9
Commercial	17,533	3.3	9,043	2.2
Corporate debt securities	70,973	13.2	—	—
U.S. Treasury securities	29,609	5.5	30,679	7.4
Total investment securities available for sale	$538,164	100.0%	$416,329	100.0%

Loans held for sale were $471.2 million at June 30, 2013 as compared to $620.8 million at December 31, 2012, a decrease of $149.6 million, or 24.1%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The decrease in loans held for sale was primarily the result of rising mortgage interest rates and declining refinancing loan volume, coupled with the expected seasonal weakness in the mortgage market and low housing inventories that have constrained the purchase mortgage market.

Loans held for investment, net were $1.42 billion at June 30, 2013 compared to $1.31 billion at December 31, 2012, an increase of $107.5 million, or 8.2%. Our single family loan portfolio increased by $98.6 million from December 31, 2012, primarily as a result of increased originations of mortgages that exceed conventional conforming loan limits. This increase was partially offset by a $16.3 million decrease in commercial business and construction loans, as unscheduled payoffs were greater than loan originations during the first six months of 2013.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2013		At December 31, 2012
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$772,450	53.4%	$673,865	50.3%
Home equity	132,218	9.1	136,746	10.2
	904,668	62.5	810,611	60.5
Commercial loans
Commercial real estate (1)	382,345	26.4	361,879	27.0
Multifamily	26,120	1.8	17,012	1.3
Construction/land development	61,125	4.2	71,033	5.3
Commercial business	73,202	5.1	79,576	5.9
	542,792	37.5	529,500	39.5
	1,447,460	100.0%	1,340,111	100.0%
Net deferred loan fees and costs	(3,366)		(3,576)
	1,444,094		1,336,535
Allowance for loan losses	(27,655)		(27,561)
	$1,416,439		$1,308,974

(1)
June 30, 2013 and December 31, 2012 balances comprised of $94.1 million and $94.9 million of owner occupied loans, respectively, and $288.2 million and $267.0 million of non-owner occupied loans, respectively.

Accounts receivable and other assets was $125.3 million at June 30, 2013 compared to $88.8 million at December 31, 2012, an increase of $36.5 million, or 41.1%. This increase was primarily due to a $5.0 million investment in an affordable housing project and an increase in the fair value of derivative assets, primarily forward sale commitments used to economically hedge secondary marketing activities, reflecting rising mortgage interest rates experienced in the latter part of the second quarter of 2013.

Deposits were $1.96 billion at June 30, 2013 compared to $1.98 billion at December 31, 2012, a decrease of $13.7 million or 0.7%. This decrease was due to the managed reduction of certificates of deposit balances, which were $403.6 million at June 30, 2013, a decrease of $251.8 million, or 38%, from $655.5 million at December 31, 2012. Largely offsetting this decrease were increases in transaction and savings deposits, which were $1.33 billion at June 30, 2013, an increase of $284.3 million, or 27.2%, from $1.05 billion at December 31, 2012. This improvement in the composition of deposits reflects our successful efforts to attract transaction and savings deposit balances through our branch network and convert customers with maturing certificates of deposit to transaction and savings deposits.

The following table details the composition of our deposits by dollar amount and as a percentage of our total deposits.

(in thousands)	At June 30, 2013		At December 31, 2012
	Amount	Percent	Amount	Percent

Deposits by Product:
Noninterest-bearing accounts - checking and savings	$121,281	6%	$83,563	4%
Interest-bearing transaction and savings deposits:
NOW accounts	279,670	14	174,699	9
Statement savings accounts due on demand	115,817	6	103,932	5
Money market accounts due on demand	813,608	41	683,906	35
Total interest-bearing transaction and savings deposits	1,209,095	61	962,537	49
Total transaction and savings deposits	1,330,376	67	1,046,100	53
Certificates of deposit	403,636	21	655,467	33
Noninterest-bearing accounts - other	229,111	12	275,268	14
Total deposits	$1,963,123	100%	$1,976,835	100%

Federal Home Loan Bank advances were $409.5 million at June 30, 2013 compared to $259.1 million at December 31, 2012, an increase of $150.4 million, or 58.0%. The increase was the result of higher overall asset balances, as the Company uses these borrowings to fund our mortgage banking and securities investment activities.

Accounts payable and other liabilities were $73.3 million at June 30, 2013 compared to $69.7 million at December 31, 2012, an increase of $3.6 million, or 5.2%. This increase was primarily due to the change in the fair value of derivatives used for MSR risk management, partially offset by the first quarter 2013 payment of $13.5 million in net deferred interest payable due on its outstanding TruPS.

Shareholders’ Equity

Shareholders' equity was $268.3 million at June 30, 2013 compared with $263.8 million at December 31, 2012. This increase included net income of $23.0 million, partially offset by comprehensive loss of $17.7 million recognized during the six months ended June 30, 2013. The comprehensive loss represents unrealized losses in the valuation of our investment securities portfolio at June 30, 2013 as a result of the increase in interest rates experienced in the latter part of the second quarter of 2013.

On April 22, 2013, the Company paid a common stock dividend of $0.11 per share payable to shareholders of record as of April 11, 2013.

As a result of the above, shareholders’ equity, on a per share basis, increased to $18.62 per share at June 30, 2013, up from $18.34 per share at December 31, 2012.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets. Return on equity ratios for the periods shown may not be comparable due to the impact and timing of the Company's initial public offering of common stock completed in February 2012 and changes in the annual effective income tax rate between periods. During 2012, the Company benefited from the full reversal of its deferred tax asset valuation allowances.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012

Return on assets (1)	1.86%	3.15%	1.81%	3.30%
Return on equity (2)	17.19%	36.03%	16.58%	44.39%
Equity to assets ratio (3)	10.80%	8.74%	10.89%	7.43%

(1)	Net income divided by average total assets (annualized).

(2)	Net income divided by average equity (annualized).

(3)	Average equity divided by average total assets.

Business Segments

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management.

As a result of a change in the manner in which the chief operating decision maker evaluates strategic decisions, commencing with the second quarter of 2013, the Company realigned its business segments and organized them into two lines of business: Mortgage Banking and Commercial and Consumer Banking. In conjunction with this realignment, the Company modified its internal reporting to provide discrete financial information to management for these two business segments. The information that follows has been revised to reflect the current business segments.

A description of the Company's business segments and the products and services that they provide is as follows.

Mortgage Banking originates and purchases of single family residential mortgage loans for sale in the secondary markets. We purchase loans from Windermere Mortgage Services Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net interest income	$3,728	$3,287	$7,882	$5,273
Noninterest income	56,019	54,597	112,572	92,215
Noninterest expense	43,240	27,935	83,340	48,145
Income before income taxes	16,507	29,949	37,114	49,343
Income tax expense	5,760	3,757	12,574	2,845
Net income	$10,747	$26,192	$24,540	$46,498
Average assets	$634,262	$518,661	$629,675	$421,981

Mortgage banking net income was $10.7 million for the second quarter of 2013, a decrease of $15.4 million, or 59.0%, from net income of $26.2 million for the second quarter of 2012. For the first six months of 2013, mortgage banking net income was $24.5 million, a decrease of $22.0 million, or 47.2%, from net income of $46.5 million for the first six months of 2012. The decrease in mortgage banking net income during these periods as compared to the prior year was primarily due to an increase in noninterest expense, being partially offset by an increase in noninterest income. The increase in noninterest income and noninterest expense reflected elevated mortgage loan origination and sale activities as well as increased salaries and related costs in connection with the expansion of single family lending operations. See — "Results of Operations, Noninterest Income—Net gain on mortgage loan origination and sale activities.”

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through personal service at bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. As of June 30, 2013, our bank branch network consists of 23 branches, primarily in the Pacific Northwest and Hawaii. At June 30, 2013 and December 31, 2012, our transaction and savings deposits totaled $1.33 billion and $1.05 billion and our loan portfolio totaled $1.42 billion and $1.31 billion, respectively.

We originate commercial real estate loans with a focus on multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. At June 30, 2013, and December 31, 2012, our loans servicing portfolio included $720.4 million and $727.1 million, respectively, of loans we had originated and sold under the DUS program.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net interest income	$13,687	$11,512	$24,768	$22,358
Provision for loan losses	400	2,000	2,400	2,000
Noninterest income	1,537	2,253	3,927	4,783
Noninterest expense	13,472	19,019	29,171	33,546
Income (loss) before income taxes	1,352	(7,254)	(2,876)	(8,405)
Income tax expense (benefit)	31	260	(1,344)	(544)
Net income (loss)	$1,321	$(7,514)	$(1,532)	$(7,861)
Average assets	$1,965,672	$1,853,889	$1,918,210	$1,920,061

Commercial and consumer banking net income was $1.3 million for the second quarter of 2013, improving results by $8.8 million from a net loss of $7.5 million for the second quarter of 2012. For the first six months of 2013, commercial and consumer banking had a net loss of $1.5 million, improving results by $6.3 million from a net loss of $7.9 million for the first six months of 2012. The improvement in 2013 primarily resulted from an increase in net interest income, which reflects improvements in our deposit product and pricing strategy. That strategy resulted in our reducing higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits. In addition, contributing to the improvement in the second quarter of 2013 was a lower provision for loan losses, which reflects improving credit trends.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments (which include but are not limited to commitments to originate loans and commitments to purchase loans) include potential credit risk in excess of the amount recognized in the accompanying consolidated financial statements. These transactions are designed to (1) meet the financial needs of our customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources and/or (4) optimize capital.

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies within the 2012 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $41.7 million and $53.8 million at June 30, 2013 and December 31, 2012, respectively. NPAs at June 30, 2013 represented 1.50% of total assets compared to 2.05% of total assets at December 31, 2012. Nonaccrual loans of $29.7 million, or 2.06% of total loans at June 30, 2013, decreased $191 thousand, or 0.6% from $29.9 million, or 2.24% of total loans at December 31, 2012. OREO balances of $11.9 million at June 30, 2013 declined $12.0 million, or 50.1%, from $23.9 million at December 31, 2012. Net charge-offs during the three and six months ended June 30, 2013 were $1.1 million and $2.3 million, compared with $10.3 million and $17.7 million during the three and six months ended June 30, 2012.

At June 30, 2013, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.44 billion, an increase of $107.6 million from December 31, 2012, while the allowance for loan losses increased to $27.7 million, or 1.92% of loans held for investment, compared to $27.6 million, or 2.06% of loans held for investment at December 31, 2012, reflecting the improved credit quality of the Company's loan portfolio.

Our provision for loan losses for the three and six months ended June 30, 2013 was $400 thousand and $2.4 million compared to $2.0 million for both the three and six months ended June 30, 2012. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At June 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$66,318	$81,469	$—
Loans with an allowance recorded	63,087	64,984	4,279
Total	$129,405	$146,453	$4,279

	At December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$53,615	$67,262	$—
Loans with an allowance recorded	70,350	72,220	6,368
Total	$123,965	$139,482	$6,368

The Company had 218 impaired loans totaling $129.4 million at June 30, 2013 and 167 impaired loans totaling $124.0 million at December 31, 2012. The average recorded investment in these loans for the three and six months ended June 30, 2013 was $127.6 million and $126.4 million compared with $154.1 million and $161.9 million for the three and six months ended June 30, 2012. Impaired loans of $63.1 million at June 30, 2013 had a valuation allowance of $4.3 million. At December 31, 2012, impaired loans of $70.4 million had a valuation allowance of $6.4 million.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2013			At December 31, 2012
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$13,810	49.6%	53.4%	$13,388	48.2%	50.3%
Home equity	4,879	17.5%	9.1%	4,648	16.7%	10.2%
	18,689	67.1%	62.5%	18,036	64.9%	60.5%
Commercial loans
Commercial real estate	5,723	20.5%	26.4%	5,312	19.1%	27.0%
Multifamily	690	2.5%	1.8%	622	2.2%	1.3%
Construction/land development	1,185	4.3%	4.2%	1,580	5.7%	5.3%
Commercial business	1,571	5.6%	5.1%	2,201	8.1%	5.9%
	9,169	32.9%	37.5%	9,715	35.1%	39.5%
Total allowance for credit losses	$27,858	100.0%	100.0%	$27,751	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Allowance at the beginning of period	$28,594	$35,402	$27,751	$42,800
Provision for loan losses	400	2,000	2,400	2,000
Recoveries:
Consumer
Single family	171	433	246	433
Home equity	156	212	253	277
	327	645	499	710
Commercial
Commercial real estate	—	128	—	128
Construction/land development	281	514	351	642
Commercial business	36	74	148	86
	317	716	499	856
Total recoveries	644	1,361	998	1,566
Charge-offs:
Consumer
Single family	(1,141)	(1,251)	(1,862)	(2,526)
Home equity	(299)	(1,150)	(1,138)	(2,499)
	(1,440)	(2,401)	(3,000)	(5,025)
Commercial
Commercial real estate	(340)	(1,691)	(143)	(1,717)
Construction/land development	—	(7,223)	(148)	(12,035)
Commercial business	—	(323)	—	(464)
	(340)	(9,237)	(291)	(14,216)
Total charge-offs	(1,780)	(11,638)	(3,291)	(19,241)
(Charge-offs), net of recoveries	(1,136)	(10,277)	(2,293)	(17,675)
Balance at end of period	$27,858	$27,125	$27,858	$27,125

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family	$71,438	$4,536	$75,974
Home equity	2,326	121	2,447
	73,764	4,657	78,421
Commercial
Commercial real estate	21,617	—	21,617
Multifamily	3,198	—	3,198
Construction/land development	3,718	4,051	7,769
Commercial business	129	—	129
	28,662	4,051	32,713
	$102,426	$8,708	$111,134

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family	$67,483	$3,931	$71,414
Home equity	2,288	465	2,753
	69,771	4,396	74,167
Commercial
Commercial real estate	21,071	770	21,841
Multifamily	3,221	—	3,221
Construction/land development	6,365	5,042	11,407
Commercial business	147	—	147
	30,804	5,812	36,616
	$100,575	$10,208	$110,783

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,943	$4,790	$14,494	$44,832	$72,059	$4,468
Home equity	261	165	3,367	—	3,793	—
	8,204	4,955	17,861	44,832	75,852	4,468
Commercial loans
Commercial real estate	—	—	6,051	—	6,051	1,184
Construction/land development	—	—	4,051	—	4,051	6,297
Commercial business	—	—	1,738	—	1,738	—
	—	—	11,840	—	11,840	7,481
Total	$8,204	$4,955	$29,701	$44,832	$87,692	$11,949

	At December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$11,916	$4,732	$13,304	$40,658	$70,610	$4,071
Home equity	787	242	2,970	—	3,999	—
	12,703	4,974	16,274	40,658	74,609	4,071
Commercial loans
Commercial real estate	—	—	6,403	—	6,403	10,283
Construction/land development	—	—	5,042	—	5,042	9,587
Commercial business	—	—	2,173	—	2,173	—
	—	—	13,618	—	13,618	19,870
Total	$12,703	$4,974	$29,892	$40,658	$88,227	$23,941

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

Liquidity and Capital Management

Liquidity management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands of depositors, funding loan commitments, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc. and HomeStreet Bank have established liquidity guidelines and operating practices that involve the assessment of the sources and uses of cash as well as collateral maintained at the Federal Reserve Bank and FHLB. The overall liquidity position is projected on a short-term and long-term basis to manage liquidity risk. Furthermore, the projected liquidity position is analyzed and reviewed using stress scenarios on a semi-annual basis to identify potential adverse impacts to off-balance sheet capacity and to ensure operational preparedness.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2013, our primary liquidity ratio was 39.7% compared to 43.9% at December 31, 2012.

At June 30, 2013 and December 31, 2012, the Bank had available borrowing capacity of $36.2 million and $55.7 million from the FHLB, and $268.3 million and $124.3 million from the Federal Reserve Bank of San Francisco, respectively.

Our lending agreement with the FHLB permits it to refuse to make advances during periods in which an “event of default” (as defined in that agreement) exists. An event of default occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. The Bank is not aware of any potential event of default at the present time. The FHLB has required the Bank to deliver physical possession of certain negotiable instruments and related documentation as collateral for borrowings under that agreement.

Cash Management

For the six months ended June 30, 2013 and 2012, cash and cash equivalents decreased $3.6 million and $188.2 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2013, net cash of $115.1 million was provided by operating activities, as proceeds from the sale of loans held for sale were largely offset by cash used to fund the production of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2012, net cash of $246.9 million was used in operating activities, primarily to fund the production of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the six months ended June 30, 2013, net cash of $256.3 million was used in investing activities, as the Company increased the balances of its investment securities portfolio and its loans held for investment portfolio. For the six months ended June 30, 2012, net cash of $31.8 million was used in investing activities, as we used the proceeds from our stock issuance to purchase available-for-sale securities. Net purchases in our investment securities portfolio were $223.5 million during that period, reflecting management's decision during the quarter to increase this component of the overall asset mix.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the six months ended June 30, 2013, net cash of $137.6 million was provided by financing activities. We had net proceeds of $150.4 million of FHLB advances as the Company grew its investment securities portfolio by $121.8 million and its loans held for investment portfolio by $107.5 million, both of which require additional wholesale funding. The decline of customer deposits due to the maturity of certificates of deposit was partially offset by increased transaction and savings deposits. For the six months ended June 30, 2012, net cash of $90.4 million was provided by financing activities as the Company had net proceeds of $87.7 million from the issuance of common stock through our initial public offering, which we used to purchase available-for-sale investment securities.

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

At June 30, 2013 the Bank was “well capitalized” under the FDIC regulatory requirements.

The following tables present the Bank’s capital amounts and ratios.

	At June 30, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$306,272	11.89%	$103,075	4.0%	$128,844	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	306,272	17.89%	68,471	4.0%	102,707	6.0%
Total risk-based capital (to risk-weighted assets)	327,733	19.15%	136,943	8.0%	171,178	10.0%

	At December 31, 2012
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05%	63,596	4.0%	95,394	6.0%
Total risk-based capital (to risk-weighted assets)	306,934	19.31%	127,192	8.0%	158,991	10.0%

Basel III

In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Under the Rules, both the Company and the Bank would be required to meet certain minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0%

and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The prompt corrective action rules, which apply to the Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the Rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively.

The Rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

The Rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

The Company and the Bank are generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

For a discussion of the quantitative and qualitative disclosures about market risk, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk, Market Risk Management in our 2012 Annual Report on Form 10-K.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may reduce our mortgage revenues, which would negatively impact our noninterest income and to a lesser extent our net interest income, and may impact demand for our residential loan products and the revenue realized on the sale of loans. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

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

The Federal Reserve Bank is responsible for regulating the supply of money in the United States, and as a result its monetary policies strongly influence our costs of funds for lending and investing as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. The Federal Reserve Bank's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities and mortgage servicing rights, or MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or at all. We have no control over the monetary policies of the Federal Reserve Board and cannot predict when changes are expected or what the magnitude of such changes may be.

As a result of the Federal Reserve Board's concerns regarding continued slow economic growth, the Federal Reserve Board's Oversight Management Committee expanded its standing monetary policy, known as “quantitative easing,” in September 2012 to provide for a purchases by the Federal Reserve of up to $40 billion per month of mortgage-backed securities in the secondary market and up to $45 billion per month of longer-term United States Treasury securities. This program, which is intended to bolster the U.S. economy by retaining relatively low interest rates to promote increased spending, was adopted in 2008 and originally provided for the repurchase of only treasury securities. The inclusion of mortgage-backed securities was intended to have the effect of maintaining historically low mortgage interest rates. Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans and on the continuing servicing of those loans, the Federal Reserve's policy may have had, and for so long as the program continues, may continue to have, the effect of supporting higher revenues than might otherwise be available. Contrarily, a reduction in or termination of this policy, absent a significant rebound in employment and real wages, would likely reduce mortgage originations throughout the United States, including ours. Recent speculation regarding potential changes in this policy has led to volatility in the financial markets and may have been a factor in increasing mortgage interest rates, reducing the overall demand in the market for mortgage loan origination. An actual reduction or termination of the quantitative easing program would likely further raise interest rates, which could reduce our mortgage origination revenues and in turn have a material adverse impact upon our business.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with a reservation of servicing rights.

Both the value our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale changes with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and we could incur a net valuation loss as a result of our hedging activities. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, the volume of our single family loans held for sale and MSRs has increased. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that has experienced significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent years. Moreover, a significant increase in interest rates, which we experienced in the second quarter of 2013, may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our business.

During the period from early 2008 through most of 2011, the United States economy in general, and the financial institutions sector in particular, experienced a severe downturn owing to a number of factors that affected virtually every aspect of our business. While these conditions have moderated, uncertainty continues to affect our business, and thus raises risk as to our ability to maintain profitability at current levels.

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

•	challenges in accurately estimating the ability of our borrowers to repay their loans if our forecasts of economic conditions and other economic predictions are not accurate;

•	increases in FDIC insurance premiums due to depletion of that agency's insurance funds;

•	restrictions in our ability to engage in routine funding transactions due to the commercial soundness of other financial institutions and government sponsored entities ("GSEs"); and

•	uncertainty regarding future political developments and fiscal policy.

If recovery from the economic recession slows or if we experience another recessionary dip, our ability to access capital and our business, financial condition and results of operations may be adversely impacted.
We have been rapidly increasing the growth of our mortgage business through hiring of additional loan officers, and the costs associated with that growth may not keep pace with the anticipated increase in our revenues.
Beginning in February of 2012, we have hired a substantial number of mortgage loan personnel, including large groups of employees previously affiliated with MetLife Home Loans. In addition to increasing our exposure to a more volatile segment of our business, the rapid expansion of our single family mortgage loan operations through hiring a large number of additional employees involves significant expense and exposes us to potential additional risks, including:

•	Expenses related to hiring and training a large number of new employees;

•	Higher compensation costs relative to production in the initial months of new employment;

•	Increased compliance costs;

•	Costs associated with opening new offices that may be needed to provide for the new employees;

•	Diversion of management's attention from the daily operations of the business;

•	The potential of litigation related from prior employers related to the portability of their employees;

•	The potential loss of other key employees.
We cannot guarantee that these costs will be fully offset by increased revenue generated by the expansion in this business line in the near future, or at all.
Our anticipated growth through acquisition is subject to regulatory review and approval.
We recently announced that we have agreed to acquire Fortune Bank, Yakima National Bank and two retail branches of AmericanWest Bank. Each of these acquisitions is subject to regulatory review and approval. If our regulators require us to substantially change the terms of the acquisition or decline to approve the transactions, we may not be able to recognize the growth that management anticipates from those transactions and we may not be able to recover the costs associated with pursuing those acquisitions.

Efforts to integrate future acquisitions could consume significant resources.

In addition to our recently announced agreements to acquire Fortune Bank, Yakima National Bank and two retail branches of AmericanWest Bank, which are expected to close in the fourth quarter of 2013, pending satisfaction of certain closing conditions and regulatory and respective shareholders' approvals, we may seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. These pending acquisitions and any other future acquisition we may undertake involve numerous risks related to the integration of the acquired assets or entity into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

•	difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	difficulties in implementing internal controls over financial reporting;

•	diversion of management's attention from normal daily operations of the business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain our internal standards, controls, procedures and policies at the acquired companies or businesses; and

•	potential loss of key employees of the acquired companies.
Difficulties in integrating any or all of these acquisitions may increase our costs and adversely impact our financial condition and results of operations.
We cannot assure you that we will remain profitable.

We have sustained significant losses in the past and cannot guarantee that we will remain profitable or be able to maintain the level of profit we are currently experiencing. Many factors determine whether or not we will be profitable in a given quarter, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Increased costs from growth through acquisition of new loan officers, originators and servicing personnel as well as the acquisition of other entities such as Fortune and Yakima National Bank could exceed the income growth anticipated from these opportunities, especially in the short term as these new hires and new acquisitions are integrated into our business;

•
Changes in the interest rate environment may limit our ability to make loans, decrease our net interest income and noninterest income, reduce demand for loans, increase the cost of deposits and otherwise negatively impact our financial situation;

•
Volatility in mortgage markets, which is driven by factors outside of our control such as interest rate changes, housing inventory and general economic conditions, may negatively impact our ability to originate loans and change the fair value of our existing loans;

•
Changes in governmental sponsored entities and their ability to buy our loans in the secondary market may have significant changes in our ability to recognize income on sale of our loans to third parties;

•
Competition in the mortgage market industry may drive down the interest rates we are able to offer while at the same time changes in the cost structures and fees of governmental sponsored entities to whom we sell many of these loans may compress our margins and reduce our net income and profitability; and

•	Our hedging strategies to offset risks related to interest rate changes may not prove to be successful and may result in unanticipated losses for the Company.
These and other factors may limit our ability to generate revenue in excess of our costs in any given quarter, which in turn may result in a lower rate of profitability or even substantial losses for the Company.
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

Substantially all of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices have recently stabilized in markets in which we operate, if market values were to decline again, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more geographically diversified.

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

In addition, we are currently pursuing a strategy of growth through acquisition, including the pending acquisitions of Fortune Bank, Yakima National Bank and two branches of AmericanWest Bank. Upon the closing of those acquisitions, we will be adding loans held by the acquired company or branch to our books. Although we review loan quality as part of our diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Changes in fee structures by our third party loan purchasers may decrease the margin we can recognize on conforming home loans and may adversely impact our results of operations.
Recently, certain third party loan purchasers have revised their fee structures and increased the costs of doing business with them. For example, certain purchasers of conforming loans, including Fannie Mae and Freddie Mac, raised costs for insurance premiums, guarantor fees and other required fees and payments and extended the period for which private mortgage insurance is required on a loan purchased by them. These changes increased the cost of selling conforming loans to third party loan purchasers which in turn decreases our margin and negatively impacts our profitability. Additional changes in the future from third party loan purchasers may have a negative impact on our ability to originate loans to be sold because of the increased costs of such loans and may decrease our profitability with respect to loans held for sale. In addition, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these third party loan purchasers could negatively impact our results of business, operations and cash flows.
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

The proposed restructuring or elimination of Fannie Mae and Freddie Mac could negatively affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac single family purchase programs and the Fannie Mae multifamily DUS program. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies.

In August 2012, the Treasury Department entered into amendments to its senior preferred stock purchase agreements with each of Fannie Mae and Freddie Mac that require those agencies to reduce the amount of mortgage assets they hold, setting a cap of $650 billion for December 31, 2012 and requiring a decrease of at least 15% per year for each year thereafter, to a minimum of $250 billion, as a step toward winding down those agencies. Most recently, the House Financial Services Committee recommended legislation that would wind down Fannie Mae and Freddie Mac with the expectation that a private market would emerge to purchase, bundle and resell conforming loans into the secondary market in their stead, subject to oversight and regulation from the federal government.

Whether or not such a private market would emerge is unknown. We cannot predict whether or not this or any other proposed legislation will pass, when or if a dismantling of Fannie Mae and Freddie Mac may occur, what the future of the mortgage market might be as a following a dismantling of Fannie Mae and Freddie Mac, or how such legislation or any alternative legislation that may be proposed might impact our business. Moreover, we cannot predict what regulation may apply to private third party loan purchasers following a move away from government sponsored entities as the largest entities that purchase, bundle and securitize loans, although the Dodd-Frank Act already imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities.
While there is no clarity on what will ultimately happen to Fannie Mae and Freddie Mac, any dismantling of those entities, or any other legislation that calls for the restructuring of Fannie those entities in such a way that restricts their loan purchase programs, may have a material adverse effect on our ability to originate loans and sell those loans to third party purchasers, which in turn would have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $137.4 million at June 30, 2013 and $95.5 million at December 31, 2012. Changes in Fannie Mae's and Freddie Mac's policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

On July 2, 2013, the U.S. federal banking regulators (including the Federal Reserve and FDIC) jointly announced the adoption of new rules relating to capital standards requirements, including requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. A substantial portion of these rules will apply to both the Company and the Bank beginning in January 2015. As part of these new rules, both the Company and the Bank will be required to have a common equity Tier 1 capital ratio of 4.5%, have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, both the Company and the Book will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%, which in effect brings the common equity Tier 1 capital ratio requirement to 7% to preclude regulatory restrictions on specified operations. In this regard, any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Additional prompt corrective action rules will apply to the Bank, including higher ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ration calculations. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels.

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

New legislation, case law or regulatory action may negatively impact our business.

Enacted legislation, including the Dodd-Frank Act, as well as future legislation, case law and regulations could require us to revise our operations and change certain business practices, impose additional costs, reduce our revenue and earnings and otherwise adversely impact our business, financial condition and results of operations. For instance,

•
Recent legislation and court decisions with precedential value could allow judges to modify the terms of residential mortgages in bankruptcy proceedings and could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process.

•
Congress and various regulatory authorities have proposed programs that would require a reduction in principal balances of “underwater” residential mortgages, which if implemented would tend to reduce loan servicing income and which might adversely affect the carrying values of portfolio loans.

•
Recent court cases in Oregon and Washington have challenged whether Mortgage Electronic Registration Systems, Inc. (“MERS”) meets the statutory definition of deed of trust beneficiary under applicable state laws. Based on decisions handed down by courts in Oregon, we and other servicers of MERS related loans have elected to foreclose through judicial procedures in Oregon, resulting in increased foreclosure costs, longer foreclosure timelines and additional delays. If the Oregon case law is upheld on appeal, and/or if the Washington courts issue a similar decision in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies and adversely affect our cost of doing business and results of operations

We cannot offer assurances as to which, if any, of these initiatives may be adopted or, if adopted, to what extent they would affect our business. Any such initiatives may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

In addition, while these legislative and regulatory proposals generally have focused primarily, if not exclusively, on residential mortgage origination, other laws and regulations may be enacted that affect the manner in which we do business and the products and services that we provide, restrict our ability to growth through acquisition, restrict our ability to compete in our current business or expand into any new business, and impose additional fees, assessments or taxes on us or increase our regulatory oversight. For example, our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted by the Consumer Financial Protection Bureau (CFPB) which has broad rulemaking authority over consumer financial products and services. The full impact of CFPB's activities on our business is still unknown, however, we anticipate that CFPB actions may increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision - Regulation and Supervision” in Part I- Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.
An important information technology systems provider was previously identified as having internal control deficiencies, and the persistence or recurrence of such issues could give rise to significant risks to the Bank and the Company.

In the first quarter of 2012 and again in the second quarter of 2013, we were notified that the provider of one of the Bank's critical information technology and transaction processing systems was identified as posing a significant risk to banking operations for that vendor's clients. That vendor has been criticized for, among other things, an unsatisfactory risk management system, the lack of a compliance culture and a lack of internal controls. That vendor has encountered a significant cyberattack and related computer fraud, and there have been indications that in the absence of a prompt remediation of known and unknown deficiencies, that vendor's systems may create enhanced risk for users.
The Bank does not use this system that was the subject of the cyberattack; however, the Bank uses this vendor for a wide variety of important functions, and given their progress in remediating these issues, and subject to the vendor's continued progress, we have plans to increase our reliance on this vendor and its products and services. Our Board of Directors, as well as the Bank's Board of Directors, were briefed on this development and are provided quarterly updates on the vendor's remediation efforts. Although the vendor believed all of the outstanding actions had been completed by March 31, 2013, a subsequent assessment found those remediation activities had not been wholly effective. If these concerns are not addressed effectively, the Bank could experience a number of potentially materially adverse consequences, including:

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

The Bank is expanding its use of certain of this vendor's systems, and so may face an increased risk of exposure to the compliance failures of this vendor in the future.
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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Financial Condition as of June 30, 2013, and December 31, 2012, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 8, 2013.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer