Form 10-Q
period 2013-09-30
HomeStreet, Inc.
filed 2013-11-07
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
Commission file number: 001-35424
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock as of October 31, 2013 was 14,425,224.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents (including interest-bearing instruments of $21,747 and $12,414)	$37,906	$25,285
Investment securities available for sale	573,591	416,329
Loans held for sale (includes $385,110 and $607,578 carried at fair value)	385,110	620,799
Loans held for investment (net of allowance for loan losses of $24,694 and $27,561)	1,510,169	1,308,974
Mortgage servicing rights (includes $136,897 and $87,396 carried at fair value)	146,300	95,493
Other real estate owned	12,266	23,941
Federal Home Loan Bank stock, at cost	35,370	36,367
Premises and equipment, net	24,684	15,232
Accounts receivable and other assets	128,927	88,810
Total assets	$2,854,323	$2,631,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,098,076	$1,976,835
Federal Home Loan Bank advances	338,690	259,090
Accounts payable and other liabilities	87,492	69,686
Long-term debt	61,857	61,857
Total liabilities	2,586,115	2,367,468
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,422,354 shares and 14,382,638 shares	511	511
Additional paid-in capital	91,415	90,189
Retained earnings	185,379	163,872
Accumulated other comprehensive income (loss)	(9,097)	9,190
Total shareholders' equity	268,208	263,762
Total liabilities and shareholders' equity	$2,854,323	$2,631,230

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2013	2012	2013	2012

Interest income:
Loans	$19,425	$18,512	$54,920	$52,344
Investment securities available for sale	3,895	2,517	9,552	7,205
Other	28	24	82	216
	23,348	21,053	64,554	59,765
Interest expense:
Deposits	2,222	3,908	8,078	12,985
Federal Home Loan Bank advances	434	297	1,113	1,506
Securities sold under agreements to repurchase	—	19	11	69
Long-term debt	274	305	2,274	1,041
Other	6	4	16	13
	2,936	4,533	11,492	15,614
Net interest income	20,412	16,520	53,062	44,151
(Reversal of) provision for credit losses	(1,500)	5,500	900	7,500
Net interest income after provision for credit losses	21,912	11,020	52,162	36,651
Noninterest income:
Net gain on mortgage loan origination and sale activities	33,491	65,336	139,870	141,683
Mortgage servicing income	4,011	506	9,265	15,470
(Loss) income from Windermere Mortgage Services Series LLC	(550)	1,188	1,063	3,748
Loss on debt extinguishment	—	—	—	(939)
Depositor and other retail banking fees	791	756	2,273	2,262
Insurance commissions	242	192	612	551
(Loss) gain on sale of investment securities available for sale (includes unrealized gains (losses) reclassified from accumulated other comprehensive income of $(184) and $397 for the three months ended September 30, 2013 and 2012, and $6 and $1,349 for the nine months ended September 30, 2013 and 2012, respectively)	(184)	397	6	1,349
Other	373	716	1,584	1,965
	38,174	69,091	154,673	166,089
Noninterest expense:
Salaries and related costs	39,689	31,573	113,330	81,148
General and administrative	9,234	7,148	30,434	19,304
Legal	844	312	2,054	1,471
Consulting	884	1,069	2,343	1,746
Federal Deposit Insurance Corporation assessments	227	794	937	2,751
Occupancy	3,484	2,279	9,667	6,160
Information services	3,552	2,411	10,122	6,128
Net cost of operation and sale of other real estate owned	202	348	1,740	8,917
	58,116	45,934	170,627	127,625
Income before income taxes	1,970	34,177	36,208	75,115
Income tax expense (includes reclassification adjustments of $(64) and $139 for the three months ended September 30, 2013 and 2012, and $2 and $472 for the nine months ended September 30, 2013 and 2012, respectively)	308	12,186	11,538	14,487
NET INCOME	$1,662	$21,991	$24,670	$60,628
Basic income per share	$0.12	$1.53	$1.72	$4.68
Diluted income per share	$0.11	$1.50	$1.67	$4.52
Basic weighted average number of shares outstanding	14,388,559	14,335,950	14,374,943	12,960,212
Diluted weighted average number of shares outstanding	14,790,671	14,699,032	14,793,427	13,414,475
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net income	$1,662	$21,991	$24,670	$60,628
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period (net of tax (benefit) expense of $(362) and $1,564 for the three months ended September 30, 2013 and 2012 and $(9,845) and $3,135 for the nine months ended September 30, 2013 and 2012, respectively)	(673)	3,525	(18,283)	6,107
Reclassification adjustment included in net income (net of tax (benefit) expense of $(64) and $139 for the three months ended September 30, 2013 and 2012, and $2 and $472 for the nine months ended September 30, 2013 and 2012, respectively)	120	(258)	(4)	(877)
Other comprehensive income (loss)	(553)	3,267	(18,287)	5,230
Comprehensive income	$1,109	$25,258	$6,383	$65,858

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2012	5,403,498	$511	$31	$81,746	$4,119	$86,407
Net income	—	—	—	60,628	—	60,628
Share-based compensation	—	—	2,415	—	—	2,415
Common stock issued	8,951,474	—	86,818	—	—	86,818
Other comprehensive income	—	—	—	—	5,230	5,230
Balance, September 30, 2012	14,354,972	$511	$89,264	$142,374	$9,349	$241,498

Balance, January 1, 2013	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	24,670	—	24,670
Dividends declared	—	—	—	(3,163)	—	(3,163)
Share-based compensation	—	—	1,098	—	—	1,098
Common stock issued	39,716	—	128	—	—	128
Other comprehensive loss	—	—	—	—	(18,287)	(18,287)
Balance, September 30, 2013	14,422,354	$511	$91,415	$185,379	$(9,097)	$268,208

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,670	$60,628
Adjustments to reconcile net income to net cash used in operating activities:
Amortization/accretion of discount/premium on loans held for investment, net of additions	56	(919)
Amortization/accretion of discount/premium on investment securities	5,629	3,877
Amortization of intangibles	22	77
Amortization of mortgage servicing rights	1,347	1,551
Provision for credit losses	900	7,500
Provision for losses on other real estate owned	547	10,955
Depreciation on premises and equipment	3,231	1,864
Fair value adjustment of loans held for sale	15,602	(26,975)
Fair value adjustment of foreclosed loans transferred to other real estate owned	(218)	(489)
Origination of mortgage servicing rights	(53,627)	(33,606)
Change in fair value of mortgage servicing rights	1,493	27,889
Net gain on sale of investment securities	(6)	(1,349)
Net gain on sale of other real estate owned	(526)	(2,764)
Net deferred income tax expense (benefit)	18,650	(11,494)
Share-based compensation expense	932	2,415
Origination of loans held for sale	(4,151,302)	(3,433,925)
Proceeds from sale of loans held for sale	4,425,792	3,075,401
Cash used by changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(36,680)	(55,462)
Increase in accounts payable and other liabilities	1,704	38,691
Net cash provided by (used in) operating activities	258,216	(336,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(286,741)	(260,566)
Proceeds from sale of investment securities	54,166	159,174
Principal repayments and maturities of investment securities	41,556	28,150
Proceeds from sale of other real estate owned	17,396	47,392
Mortgage servicing rights purchased from others	(20)	(65)
Capital expenditures related to other real estate owned	(22)	(4,643)
Origination of loans held for investment and principal repayments, net	(261,379)	(62)
Property and equipment purchased	(12,683)	(8,355)
Net cash used in investing activities	(447,727)	(38,975)

	Nine Months Ended September 30,
(in thousands)	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$121,241	$(27,941)
Proceeds from Federal Home Loan Bank advances	4,477,102	4,975,490
Repayment of Federal Home Loan Bank advances	(4,397,502)	(4,901,811)
Proceeds from securities sold under agreements to repurchase	159,790	393,500
Repayment of securities sold under agreements to repurchase	(159,790)	(393,500)
Proceeds from Federal Home Loan Bank stock repurchase	997	330
Proceeds from stock issuance, net	128	87,791
Excess tax benefits related to the exercise of stock options	166	—
Net cash provided by financing activities	202,132	133,859
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,621	(241,251)
CASH AND CASH EQUIVALENTS:
Beginning of year	25,285	263,302
End of period	$37,906	$22,051
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,969	$16,642
Federal and state income taxes	6,796	11,746
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	10,831	37,305
Loans transferred from held for investment to held for sale	54,403	9,966
Ginnie Mae loans recorded with the right to repurchase, net	$3,775	$3,330

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

NOTE 3–INVESTMENT SECURITIES AVAILABLE FOR SALE:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At September 30, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$147,396	$221	$(3,354)	$144,263
Commercial	13,478	242	—	13,720
Municipal bonds	152,481	672	(5,712)	147,441
Collateralized mortgage obligations:
Residential	153,460	1,473	(1,467)	153,466
Commercial	17,457	—	(466)	16,991
Corporate debt securities	75,888	1	(5,926)	69,963
U.S. Treasury securities	27,744	3	—	27,747
	$587,904	$2,612	$(16,925)	$573,591

	At December 31, 2012
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$62,847	$223	$(217)	$62,853
Commercial	13,720	660	—	14,380
Municipal bonds	123,695	5,574	(94)	129,175
Collateralized mortgage obligations:
Residential	163,981	6,333	(115)	170,199
Commercial	8,983	60	—	9,043
U.S. Treasury securities	30,670	11	(2)	30,679
	$403,896	$12,861	$(428)	$416,329

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2013 and December 31, 2012, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of September 30, 2013 and December 31, 2012, substantially all securities held had ratings available by external ratings agencies.

Investment securities that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Residential mortgage-backed securities	$(3,133)	$121,234	$(221)	$7,361	$(3,354)	$128,595
Municipal bonds	(5,712)	97,091	—	—	(5,712)	97,091
Collateralized mortgage obligations:
Residential	(1,169)	50,895	(298)	10,678	(1,467)	61,573
Commercial	(466)	16,991	—	—	(466)	16,991
Corporate debt securities	(5,926)	69,826	—	—	(5,926)	69,826
	$(16,406)	$356,037	$(519)	$18,039	$(16,925)	$374,076

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(217)	$18,121	$—	$—	$(217)	$18,121
Municipal bonds	(94)	4,212	—	—	(94)	4,212
Collateralized mortgage obligations:
Residential	(115)	13,883	—	—	(115)	13,883
U.S. Treasury securities	—	—	(2)	10,238	(2)	10,238
	$(426)	$36,216	$(2)	$10,238	$(428)	$46,454

The Company has evaluated securities that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company- or industry-specific credit event. As of September 30, 2013 and December 31, 2012, the present value of the cash flows expected to be collected on all of the Company debt securities was greater than amortized cost of those securities. In addition, as of September 30, 2013 and December 31, 2012, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company did not hold any equity securities as of September 30, 2013 and December 31, 2012.

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

	At September 30, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$11,310	1.82%	$132,953	2.18%	$144,263	2.15%
Commercial	—	—	—	—	—	—	13,720	4.49	13,720	4.49
Municipal bonds	—	—	—	—	19,890	3.51	127,551	4.41	147,441	4.29
Collateralized mortgage obligations:
Residential	—	—	—	—	13,643	2.17	139,823	2.65	153,466	2.61
Commercial	—	—	—	—	5,311	1.85	11,680	1.40	16,991	1.54
Corporate debt securities	—	—	—	—	33,238	3.31	36,725	3.75	69,963	3.54
U.S. Treasury securities	26,746	0.24	1,001	0.18	—	—	—	—	27,747	0.23
Total available for sale	$26,746	0.24%	$1,001	0.18%	$83,392	2.88%	$462,452	3.11%	$573,591	2.94%

	At December 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$62,853	2.81%	$62,853	2.81%
Commercial	—	—	—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64	113,502	4.66	129,175	4.53
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
U.S. Treasury securities	30,679	0.23	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Proceeds	$1,972	$39,635	$52,566	$159,174
Gross gains	—	434	322	1,780
Gross losses	(184)	(37)	(316)	(431)

There were $57.6 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Seattle ("FHLB") at September 30, 2013 and $51.9 million in investment securities pledged to secure advances from the FHLB at December 31, 2012. At September 30, 2013 and December 31, 2012 there were $27.1 million and $18.6 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale of $1.5 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $4.2 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following.

(in thousands)	At September 30, 2013	At December 31, 2012

Consumer loans
Single family	$818,992	$673,865
Home equity	129,785	136,746
	948,777	810,611
Commercial loans
Commercial real estate	400,150	361,879
Multifamily	42,187	17,012
Construction/land development	79,435	71,033
Commercial business	67,547	79,576
	589,319	529,500
	1,538,096	1,340,111
Net deferred loan fees and discounts	(3,233)	(3,576)
	1,534,863	1,336,535
Allowance for loan losses	(24,694)	(27,561)
	$1,510,169	$1,308,974

Loans in the amount of $675.2 million and $469.8 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, Idaho and Hawaii. Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly impacted by economic or other conditions. At September 30, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 42.8% and 20.8% respectively. At December 31, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 40.4% and 22.5% of the total portfolio, respectively. These loans were mostly located within the Puget Sound area, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2013. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within the 2012 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Allowance for credit losses (roll-forward):
Beginning balance	$27,858	$27,125	$27,751	$42,800
(Reversal of) provision for credit losses	(1,500)	5,500	900	7,500
(Charge-offs), net of recoveries	(1,464)	(4,998)	(3,757)	(22,673)
Ending balance	$24,894	$27,627	$24,894	$27,627
Components:
Allowance for loan losses	$24,694	$27,461	$24,694	$27,461
Allowance for unfunded commitments	200	166	200	166
Allowance for credit losses	$24,894	$27,627	$24,894	$27,627

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of)Provision	Ending balance

Consumer loans
Single family	$13,810	$(606)	$179	$(1,251)	$12,132
Home equity	4,879	(377)	273	(139)	4,636
	18,689	(983)	452	(1,390)	16,768
Commercial loans
Commercial real estate	5,723	(1,306)	—	51	4,468
Multifamily	690	—	—	80	770
Construction/land development	1,185	—	348	(141)	1,392
Commercial business	1,571	—	25	(100)	1,496
	9,169	(1,306)	373	(110)	8,126
Total allowance for credit losses	$27,858	$(2,289)	$825	$(1,500)	$24,894

	Three Months Ended September 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of)Provision	Ending balance

Consumer loans
Single family	$12,865	$(1,363)	$22	$2,028	$13,552
Home equity	4,851	(1,078)	121	1,139	5,033
	17,716	(2,441)	143	3,167	18,585
Commercial loans
Commercial real estate	4,343	(1,757)	130	1,020	3,736
Multifamily	923	—	—	(151)	772
Construction/land development	3,022	(1,823)	193	1,472	2,864
Commercial business	1,121	(74)	631	(8)	1,670
	9,409	(3,654)	954	2,333	9,042
Total allowance for credit losses	$27,125	$(6,095)	$1,097	$5,500	$27,627

	Nine Months Ended September 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$13,388	$(2,468)	$425	$787	$12,132
Home equity	4,648	(1,515)	526	977	4,636
	18,036	(3,983)	951	1,764	16,768
Commercial loans
Commercial real estate	5,312	(1,449)	—	605	4,468
Multifamily	622	—	—	148	770
Construction/land development	1,580	(148)	699	(739)	1,392
Commercial business	2,201	—	173	(878)	1,496
	9,715	(1,597)	872	(864)	8,126
Total allowance for credit losses	$27,751	$(5,580)	$1,823	$900	$24,894

	Nine Months Ended September 30, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of)Provision	Ending balance

Consumer loans
Single family	$10,671	$(3,889)	$455	$6,315	$13,552
Home equity	4,623	(3,577)	398	3,589	5,033
	15,294	(7,466)	853	9,904	18,585
Commercial loans
Commercial real estate	4,321	(3,474)	258	2,631	3,736
Multifamily	335	—	—	437	772
Construction/land development	21,237	(13,858)	835	(5,350)	2,864
Commercial business	1,613	(538)	717	(122)	1,670
	27,506	(17,870)	1,810	(2,404)	9,042
Total allowance for credit losses	$42,800	$(25,336)	$2,663	$7,500	$27,627

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$10,676	$1,456	$12,132	$745,211	$73,781	$818,992
Home equity	4,585	51	4,636	127,226	2,559	129,785
	15,261	1,507	16,768	872,437	76,340	948,777
Commercial loans
Commercial real estate	4,468	—	4,468	372,905	27,245	400,150
Multifamily	315	455	770	38,997	3,190	42,187
Construction/land development	1,081	311	1,392	72,768	6,667	79,435
Commercial business	811	685	1,496	66,022	1,525	67,547
	6,675	1,451	8,126	550,692	38,627	589,319
Total	$21,936	$2,958	$24,894	$1,423,129	$114,967	$1,538,096

	At December 31, 2012
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$11,212	$2,176	$13,388	$599,538	$74,327	$673,865
Home equity	4,611	37	4,648	133,026	3,720	136,746
	15,823	2,213	18,036	732,564	78,047	810,611
Commercial loans
Commercial real estate	3,682	1,630	5,312	334,406	27,473	361,879
Multifamily	106	516	622	13,791	3,221	17,012
Construction/land development	1,092	488	1,580	58,129	12,904	71,033
Commercial business	680	1,521	2,201	77,256	2,320	79,576
	5,560	4,155	9,715	483,582	45,918	529,500
Total	$21,383	$6,368	$27,751	$1,216,146	$123,965	$1,340,111

Interest payments on impaired loans, applied against loan principal or recognized as interest income, of $1.2 million and $1.3 million were recorded for cash payments received during the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $4.3 million was recorded for cash payments received during the nine months ended September 30, 2013 and 2012, respectively.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$38,138	$41,130	$—
Home equity	1,802	1,868	—
	39,940	42,998	—
Commercial loans
Commercial real estate	27,245	29,247	—
Multifamily	508	508	—
Construction/land development	6,356	16,061	—
Commercial business	120	137	—
	34,229	45,953	—
	$74,169	$88,951	$—
With an allowance recorded:
Consumer loans
Single family	$35,643	$35,701	$1,456
Home equity	757	757	51
	36,400	36,458	1,507
Commercial loans
Multifamily	2,682	2,860	455
Construction/land development	311	311	311
Commercial business	1,405	1,534	685
	4,398	4,705	1,451
	$40,798	$41,163	$2,958
Total:
Consumer loans
Single family	$73,781	$76,831	$1,456
Home equity	2,559	2,625	51
	76,340	79,456	1,507
Commercial loans
Commercial real estate	27,245	29,247	—
Multifamily	3,190	3,368	455
Construction/land development	6,667	16,372	311
Commercial business	1,525	1,671	685
	38,627	50,658	1,451
Total impaired loans	$114,967	$130,114	$2,958

	At December 31, 2012
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$28,202	$29,946	$—
Home equity	2,728	3,211	—
	30,930	33,157	—
Commercial loans
Commercial real estate	10,933	12,445	—
Multifamily	508	508	—
Construction/land development	11,097	20,990	—
Commercial business	147	162	—
	22,685	34,105	—
	$53,615	$67,262	$—
With an allowance recorded:
Consumer loans
Single family	$46,125	$47,553	$2,176
Home equity	992	1,142	37
	47,117	48,695	2,213
Commercial loans
Commercial real estate	16,540	16,540	1,630
Multifamily	2,713	2,891	516
Construction/land development	1,807	1,807	488
Commercial business	2,173	2,287	1,521
	23,233	23,525	4,155
	$70,350	$72,220	$6,368
Total:
Consumer loans
Single family	$74,327	$77,499	$2,176
Home equity	3,720	4,353	37
	78,047	81,852	2,213
Commercial loans
Commercial real estate	27,473	28,985	1,630
Multifamily	3,221	3,399	516
Construction/land development	12,904	22,797	488
Commercial business	2,320	2,449	1,521
	45,918	57,630	4,155
Total impaired loans	$123,965	$139,482	$6,368

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Consumer loans
Single family	$79,527	$69,419	$77,841	$66,967
Home equity	3,095	2,860	3,345	2,788
	82,622	72,279	81,186	69,755
Commercial loans
Commercial real estate	27,456	31,765	27,775	33,439
Multifamily	3,194	5,779	3,205	6,512
Construction/land development	7,218	19,197	9,450	43,656
Commercial business	1,696	1,792	1,922	1,379
	39,564	58,533	42,352	84,986
	$122,186	$130,812	$123,538	$154,741

Credit Quality Indicators
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The following tables present designated loan grades by loan portfolio segment and loan class.

	At September 30, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$729,682	$48,950	$15,587	$24,773	$818,992
Home equity	127,100	50	265	2,370	129,785
	856,782	49,000	15,852	27,143	948,777
Commercial loans
Commercial real estate	263,828	86,418	41,424	8,480	400,150
Multifamily	37,447	1,550	3,190	—	42,187
Construction/land development	65,655	7,215	2,920	3,645	79,435
Commercial business	54,340	7,083	3,304	2,820	67,547
	421,270	102,266	50,838	14,945	589,319
	$1,278,052	$151,266	$66,690	$42,088	$1,538,096

	At December 31, 2012
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$565,312	$55,768	$27,599	$25,186	$673,865
Home equity	131,246	1,337	1,193	2,970	136,746
	696,558	57,105	28,792	28,156	810,611
Commercial loans
Commercial real estate	217,370	102,353	17,931	24,225	361,879
Multifamily	12,222	1,569	3,221	—	17,012
Construction/land development	21,540	7,243	35,368	6,882	71,033
Commercial business	68,134	7,914	462	3,066	79,576
	319,266	119,079	56,982	34,173	529,500
	$1,015,824	$176,184	$85,774	$62,329	$1,340,111

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned ("OREO"). As of September 30, 2013 and December 31, 2012, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality indicators used by management, see Note 5, Loans and Credit Quality within the 2012 Annual Report on Form 10-K.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. Loans whose repayments are insured by the Federal Housing Authority ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA") are generally maintained on accrual status even if 90 days or more past due.

The following tables present aging analyses of past due loans by loan portfolio segment and loan class.

	At September 30, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)

Consumer loans
Single family	$10,359	$5,170	$56,410	$71,939	$747,053	$818,992	$43,762
Home equity	554	100	2,295	2,949	126,836	129,785	—
	10,913	5,270	58,705	74,888	873,889	948,777	43,762
Commercial loans
Commercial real estate	—	—	6,861	6,861	393,289	400,150	—
Multifamily	—	—	—	—	42,187	42,187	—
Construction/land development	—	—	3,544	3,544	75,891	79,435	—
Commercial business	—	—	1,405	1,405	66,142	67,547	—
	—	—	11,810	11,810	577,509	589,319	—
	$10,913	$5,270	$70,515	$86,698	$1,451,398	$1,538,096	$43,762

	At December 31, 2012
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing(1)

Consumer loans
Single family	$11,916	$4,732	$53,962	$70,610	$603,255	$673,865	$40,658
Home equity	787	242	2,970	3,999	132,747	136,746	—
	12,703	4,974	56,932	74,609	736,002	810,611	40,658
Commercial loans
Commercial real estate	—	—	6,403	6,403	355,476	361,879	—
Multifamily	—	—	—	—	17,012	17,012	—
Construction/land development	—	—	5,042	5,042	65,991	71,033	—
Commercial business	—	—	2,173	2,173	77,403	79,576	—
	—	—	13,618	13,618	515,882	529,500	—
	$12,703	$4,974	$70,550	$88,227	$1,251,884	$1,340,111	$40,658

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present accrual and nonaccrual loan balances by loan portfolio segment and loan class.

	At September 30, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$806,344	$12,648	$818,992
Home equity	127,490	2,295	129,785
	933,834	14,943	948,777
Commercial loans
Commercial real estate	393,289	6,861	400,150
Multifamily	42,187	—	42,187
Construction/land development	75,891	3,544	79,435
Commercial business	66,142	1,405	67,547
	577,509	11,810	589,319
	$1,511,343	$26,753	$1,538,096

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$660,561	$13,304	$673,865
Home equity	133,776	2,970	136,746
	794,337	16,274	810,611
Commercial loans
Commercial real estate	355,476	6,403	361,879
Multifamily	17,012	—	17,012
Construction/land development	65,991	5,042	71,033
Commercial business	77,403	2,173	79,576
	515,882	13,618	529,500
	$1,310,219	$29,892	$1,340,111

The Company had 194 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $109.4 million at September 30, 2013 with related unfunded commitments of $41 thousand. The Company had 162 loan relationships classified as TDRs totaling $110.8 million at December 31, 2012 with related unfunded commitments of $25 thousand. The increase in the number of TDR loan relationships at September 30, 2013 from December 31, 2012 is primarily due to an increase in the number of single family loan TDRs, partially offset by a decline in the number of commercial construction/land development loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Troubled Debt Restructurings

The following tables present information about TDR activity during the periods presented.

	At Three Months Ended September 30, 2013
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	27	$5,538	$—
Home equity
	Interest rate reduction	2	132	—
Total consumer
	Interest rate reduction	29	$5,670	$—
Total loans
	Interest rate reduction	29	$5,670	$—

	At Three Months Ended September 30, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	4	$960	$—
Home equity
	Interest rate reduction	1	48	—
Total consumer
	Interest rate reduction	5	$1,008	$—
Commercial loans
Commercial real estate
	Interest rate reduction	1	$5,012	$—
Total loans
	Interest rate reduction	6	$6,020	$—

	At Nine Months Ended September 30, 2013
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	51	$11,300	$—
Home equity
	Interest rate reduction	5	301	—
Total consumer
	Interest rate reduction	56	$11,601	$—
Total loans
	Interest rate reduction	56	$11,601	$—

	At Nine Months Ended September 30, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	28	$9,092	$58
	Payment restructure	1	273	—
		29	$9,365	$58
Home equity
	Interest rate reduction	6	$492	$—
Total consumer
	Interest rate reduction	34	$9,584	$58
	Payment restructure	1	273	—
		35	$9,857	$58
Commercial loans
Commercial real estate
	Interest rate reduction	2	$5,779	$—
Total loans
	Interest rate reduction	36	$15,363	$58
	Payment restructure	1	273	—
		37	$15,636	$58

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2013 and 2012, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2013		2012
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,017	18	$4,290
Home equity	—	—	—	—
	7	1,017	18	4,290
Commercial loans
Commercial real estate	—	—	1	7,716
Construction/land development	—	—	—	—
Commercial business	—	—	1	21
	—	—	2	7,737
	7	$1,017	20	$12,027

	Nine Months Ended September 30,
	2013		2012
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	14	$2,573	41	$9,551
Home equity	1	22	1	34
	15	2,595	42	9,585
Commercial loans
Commercial real estate	1	770	1	7,716
Construction/land development	—	—	—	—
Commercial business	—	—	3	410
	1	770	4	8,126
	16	$3,365	46	$17,711

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2013	At December 31, 2012

Noninterest-bearing accounts	$351,274	$358,831
NOW accounts 0.00% to 0.75% at September 30, 2013 and December 31, 2012	272,029	174,699
Statement savings accounts, due on demand 0.20% to 1.00% at September 30, 2013 and 0.20% to 0.85% at December 31, 2012	135,428	103,932
Money market accounts, due on demand 0.00% to 1.50% at September 30, 2013 and December 31, 2012	879,122	683,906
Certificates of deposit 0.10% to 3.92% at September 30, 2013 and 0.10% to 4.70% at December 31, 2012	460,223	655,467
	$2,098,076	$1,976,835

There were no public funds included in deposits as of September 30, 2013 and December 31, 2012.

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

NOW accounts	$265	$129	$656	$368
Statement savings accounts	140	113	358	289
Money market accounts	1,060	858	2,890	2,394
Certificates of deposit	757	2,808	4,174	9,934
	$2,222	$3,908	$8,078	$12,985

The weighted-average interest rates on certificates of deposit at September 30, 2013 and December 31, 2012 were 0.63% and 1.59%, respectively.

Certificates of deposit outstanding as of September 30, 2013, mature as follows.

(in thousands)	At September 30, 2013

Within one year	$377,372
One to two years	31,189
Two to three years	36,728
Three to four years	9,157
Four to five years	5,777
$460,223

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2013 and December 31, 2012 was $143.7 million and $300.4 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2013 and December 31, 2012 was $15.0 million and $45.3 million, respectively. There were $158.0 million in brokered deposits as of September 30, 2013 and none at December 31, 2012.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as a cash flow or foreign currency hedge instruments at September 30, 2013 or December 31, 2012. Derivatives are reported at their respective fair values in the accounts receivable and other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in accounts receivable and other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities Available for Sale of this Form 10-Q for further information on securities collateral pledged. As of September 30, 2013 and December 31, 2012, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 11, Derivatives and Hedging Activities within the 2012 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2013
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$677,538	$2,357	$(10,871)
Interest rate swaptions	305,000	136	—
Interest rate lock commitments	388,977	13,753	(76)
Interest rate swaps	500,997	4,611	(13,176)
Total derivatives before netting	$1,872,512	20,857	(24,123)
Netting adjustments		(5,635)	5,635
Carrying value on consolidated statements of financial condition		$15,222	$(18,488)

	At December 31, 2012
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,258,152	$621	$(2,743)
Interest rate lock commitments	734,762	22,548	(20)
Interest rate swaps	361,892	538	(9,358)
Total derivatives before netting	$2,354,806	23,707	(12,121)
Netting adjustments		(1,052)	1,052
Carrying value on consolidated statements of financial condition		$22,655	$(11,069)

The following tables present gross and net information about derivative instruments.

	At September 30, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$2,357	$(992)	$1,365	$—	$—	$1,365
Interest rate swaps / swaptions	4,747	(4,643)	104	—	—	104
Total derivatives subject to legally enforceable master netting agreements	7,104	(5,635)	1,469	—	—	1,469
Interest rate lock commitments	13,753	—	13,753	—	—	13,753
Total derivative assets	$20,857	$(5,635)	$15,222	$—	$—	$15,222

Derivative liabilities:
Forward sale commitments	$(10,871)	$992	$(9,879)	$8,273	$1,467	$(139)
Interest rate swaps	(13,176)	4,643	(8,533)	7,928	605	—
Total derivatives subject to legally enforceable master netting agreements	(24,047)	5,635	(18,412)	16,201	2,072	(139)
Interest rate lock commitments	(76)	—	(76)	—	—	(76)
Total derivative liabilities	$(24,123)	$5,635	$(18,488)	$16,201	$2,072	$(215)

	At December 31, 2012
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Net amount

Derivative assets:
Forward sale commitments	$621	$(621)	$—	$—	$—
Interest rate swaps	538	(431)	107	—	107
Total derivatives subject to legally enforceable master netting agreements	1,159	(1,052)	107	—	107
Interest rate lock commitments	22,548	—	22,548	—	22,548
Total derivative assets	$23,707	$(1,052)	$22,655	$—	$22,655

Derivative liabilities:
Forward sale commitments	$(2,743)	$621	$(2,122)	$1,953	$(169)
Interest rate swaps	(9,358)	431	(8,927)	8,927	—
Total derivatives subject to legally enforceable master netting agreements	(12,101)	1,052	(11,049)	10,880	(169)
Interest rate lock commitments	(20)	—	(20)	—	(20)
Total derivative liabilities	$(12,121)	$1,052	$(11,069)	$10,880	$(189)

(1)
Excludes cash collateral of $27.6 million and $18.0 million at September 30, 2013 and December 31, 2012, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at September 30, 2013 and December 31, 2012.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $10 thousand and $16 thousand for the three months ended September 30, 2013 and 2012, respectively and $116 thousand and $64 thousand for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the net gain (loss) recognized on economic hedge derivatives within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$(37,017)	$891	$(17,368)	$11,456
Mortgage servicing income (2)	3,631	4,861	(12,392)	24,600
	$(33,386)	$5,752	$(29,760)	$36,056

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family mortgage servicing rights MSRs.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2013	At December 31, 2012

Single family	$385,110	$607,578
Multifamily	—	13,221
	$385,110	$620,799

Loans sold consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Single family	$1,326,888	$1,238,879	$3,916,918	$2,735,893
Multifamily	21,998	26,515	87,971	85,116
	$1,348,886	$1,265,394	$4,004,889	$2,821,009

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Single family:
Servicing value and secondary marketing gains(1)	$23,076	$56,142	$110,760	$120,471
Provision for repurchase losses(2)	—	(526)	—	(2,846)
Net gain from secondary marketing activities	23,076	55,616	110,760	117,625
Loan origination and funding fees	8,302	8,680	24,363	20,817
Total single family	31,378	64,296	135,123	138,442
Multifamily	2,113	1,040	4,747	3,241
Total net gain on mortgage loan origination and sale activities	$33,491	$65,336	$139,870	$141,683

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

(in thousands)	At September 30, 2013	At December 31, 2012

Single family
U.S. government and agency	$10,950,086	$8,508,458
Other	336,158	362,230
	11,286,244	8,870,688
Commercial
Multifamily	722,767	727,118
Other	50,629	53,235
	773,396	780,353
Total loans serviced for others	$12,059,640	$9,651,041

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$1,810	$2,119	$1,955	$471
Additions (1)	505	1,018	1,513	3,624
Realized losses (2)	(717)	(1,202)	(1,870)	(2,160)
Balance, end of period	$1,598	$1,935	$1,598	$1,935

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $7.5 million and $5.9 million were recorded in accounts receivable and other assets as of September 30, 2013 and December 31, 2012, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At September 30, 2013 and December 31, 2012, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $11.8 million and $8.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Servicing income, net:
Servicing fees and other	$8,934	$7,168	$24,497	$20,310
Changes in fair value of single family MSRs due to modeled amortization (1)	(5,221)	(5,360)	(16,896)	(14,382)
Amortization of multifamily MSRs	(433)	(598)	(1,347)	(1,551)
	3,280	1,210	6,254	4,377
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(2,900)	(5,565)	15,403	(13,507)
Net gain (loss) from derivatives economically hedging MSR	3,631	4,861	(12,392)	24,600
	731	(704)	3,011	11,093
Mortgage servicing income	$4,011	$506	$9,265	$15,470

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2013	2012	2013	2012

Constant prepayment rate ("CPR") (2)	8.39%	11.62%	8.87%	11.11%
Discount rate	10.21%	10.24%	10.25%	10.29%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2013

Fair value of single family MSR	$136,897
Expected weighted-average life (in years)	6.91
Constant prepayment rate (1)	11.63%
Impact on 10% adverse change	$(6,893)
Impact on 25% adverse change	$(14,523)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(5,314)
Impact on fair value of 200 basis points increase	$(10,232)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$128,146	$70,585	$87,396	$70,169
Additions and amortization:
Originations	16,862	14,121	50,974	31,442
Purchases	10	6	19	65
Changes due to modeled amortization(1)	(5,221)	(5,360)	(16,896)	(14,382)
Net additions and amortization	11,651	8,767	34,097	17,125
Changes in fair value due to changes in model inputs and/or assumptions (2)	(2,900)	(5,565)	15,404	(13,507)
Ending balance	$136,897	$73,787	$136,897	$73,787

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Beginning balance	$9,239	$7,655	$8,097	$7,112
Origination	597	668	2,652	2,164
Amortization	(433)	(598)	(1,346)	(1,551)
Ending balance	$9,403	$7,725	$9,403	$7,725

At September 30, 2013, the expected weighted-average life of the Company’s multifamily MSRs was 9.09 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2013

Remainder of 2013	$417
2014	1,566
2015	1,402
2016	1,287
2017	1,162
2018 and thereafter	3,569
Carrying value of multifamily MSR	$9,403

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

In the ordinary course of business, the Company makes unfunded loan commitments as part of its residential mortgage lending activities generally in the form of a written confirmation from the Company to the seller of a property that we will advance the specified funds enabling the buyer to complete the purchase of the property. Unfunded loan commitments totaled $445.8 million ($380.3 million fixed-rate and $65.5 million adjustable-rate commitments) at September 30, 2013 and $768.9 million ($746.8 million fixed-rate and $22.1 million adjustable-rate commitments) at December 31, 2012.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Commitments related to unused home equity and commercial real estate lines of credit and business banking funding lines totaled $112.2 million and $91.1 million at September 30, 2013 and December 31, 2012, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $97.2 million and $34.5 million at September 30, 2013 and December 31, 2012, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $200 thousand and $190 thousand at September 30, 2013 and December 31, 2012, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program and are no longer on the Company's consolidated statements of financial condition, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2013 and December 31, 2012, the total unpaid principal balance of loans sold under this program was $722.8 million and $727.1 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.0 million and $3.3 million at September 30, 2013 and December 31, 2012, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2013 and 2012.

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

The total unpaid principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $11.34 billion and $8.92 billion as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had recorded a mortgage repurchase liability, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.6 million and $2.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2013, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of September 30, 2013.

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

Estimation of Fair Value

Fair value is based on quoted market prices, when available. In certain cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-

based inputs where readily available. The Company believes its valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.

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

(in thousands)	Fair Value at September 30, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$144,263	$—	$144,263	$—
Commercial	13,720	—	13,720	—
Municipal bonds	147,441	—	147,441	—
Collateralized mortgage obligations:
Residential	153,466	—	153,466	—
Commercial	16,991	—	16,991	—
Corporate debt securities	69,963	—	69,963	—
U.S. Treasury securities	27,747	—	27,747	—
Single family mortgage servicing rights	136,897	—	—	136,897
Single family loans held for sale	385,110	—	385,110	—
Derivatives
Forward sale commitments	2,357	—	2,357	—
Interest rate swaptions	136	—	136	—
Interest rate lock commitments	13,753	—	—	13,753
Interest rate swaps	4,611	—	4,611	—
Total assets	$1,116,455	$—	$965,805	$150,650
Liabilities:
Derivatives
Forward sale commitments	$10,871	$—	$10,871	$—
Interest rate lock commitments	76	—	—	76
Interest rate swaps	13,176	—	13,176	—
Total liabilities	$24,123	$—	$24,047	$76

(in thousands)	Fair Value at December 31, 2012	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$62,853	$—	$62,853	$—
Commercial	14,380	—	14,380	—
Municipal bonds	129,175	—	129,175	—
Collateralized mortgage obligations:
Residential	170,199	—	170,199	—
Commercial	9,043	—	9,043	—
U.S. Treasury securities	30,679	—	30,679	—
Single family mortgage servicing rights	87,396	—	—	87,396
Single family loans held for sale	607,578	—	607,578	—
Derivatives
Forward sale commitments	621	—	621	—
Interest rate lock commitments	22,548	—	—	22,548
Interest rate swaps	538	—	538	—
Total assets	$1,135,010	$—	$1,025,066	$109,944
Liabilities:
Derivatives
Forward sale commitments	$2,743	$—	$2,743	$—
Interest rate lock commitments	20	—	—	20
Interest rate swaps	9,358	—	9,358	—
Total liabilities	$12,121	$—	$12,101	$20

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and, as of December 31, 2012, interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2013 and 2012, see Note 7, Mortgage Banking Operations.

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,

Beginning balance, net	$406	$22,528
Total realized/unrealized gains(1)	28,538	102,231
Settlements	(15,267)	(111,082)
Ending balance, net	$13,677	$13,677

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statement of operations. For the three and nine months ended September 30, 2013 there were net unrealized (losses) gains of $13.3 million and $13.7 million , respectively, recognized on interest rate lock commitments still outstanding at September 30, 2013.

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

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At September 30, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$13,677	Income approach	Fall out factor	0.5%	100.0%	16.4%
			Value of servicing	0.36%	2.14%	0.98%

(dollars in thousands)	At December 31, 2012
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$22,528	Income Approach	Fall out factor	0.4%	59.3%	16.8%
			Value of servicing	0.50%	2.18%	1.04%
The fair value of interest rate lock commitments decreases in value upon an increase in the fall-out factor and increases in value upon an increase in the value of servicing. Changes in the fall-out factor and value of servicing do not increase or decrease based on movements in the other significant unobservable input.

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following tables present assets that were recorded at fair value during the three and nine months ended September 30, 2013 and 2012 and still held at the end of the respective reporting period.

	Three Months Ended September 30, 2013
(in thousands)	Fair Value of Assets Held at September 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$37,853	$—	$—	$37,853	$(760)
Other real estate owned(2)	1,847	—	—	1,847	(174)
Total	$39,700	$—	$—	$39,700	$(934)

	Three Months Ended September 30, 2012
(in thousands)	Fair Value of Assets Held at September 30, 2012	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$34,699	$—	$—	$34,699	$(1,817)
Other real estate owned(2)	5,738	—	—	5,738	(2,464)
Total	$40,437	$—	$—	$40,437	$(4,281)

	Nine Months Ended September 30, 2013
(in thousands)	Fair Value of Assets Held at September 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$37,853	$—	$—	$37,853	$(1,510)
Other real estate owned(2)	10,398	—	—	10,398	(2,589)
Total	$48,251	$—	$—	$48,251	$(4,099)

	Nine Months Ended September 30, 2012
(in thousands)	Fair Value of Assets Held at September 30, 2012	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$35,659	$—	$—	$35,659	$(5,324)
Other real estate owned(2)	11,035	—	—	11,035	(5,554)
Total	$46,694	$—	$—	$46,694	$(10,878)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following table presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 for assets still held at the end of the period. For the three months ended September 30, 2013 there were no significant unobservable inputs used to measure fair value on a nonrecurring basis.

(dollars in thousands)	Fair Value of Assets Held at September 30, 2013 (1)	Valuation Technique	Significant Unobservable Input	Nine Months Ended September 30, 2013
				Low	High	Weighted Average

Loans held for investment	$14,605	Market approach	Comparable sale adjustments(2)	0%	45%	20%
	14,605	Income approach	Capitalization rate	6.4%	10.8%	8.2%
			Discount rate	8.2%	9.5%	8.9%
Other real estate owned	$5,814	Market approach	Comparable sale adjustments(2)	0%	50%	25%

(dollars in thousands)	Fair Value of Assets Held at September 30, 2012 (1)	Valuation Technique	Significant Unobservable Input	Three Months Ended September 30, 2012
				Low	High	Weighted Average

Loans held for investment	$34,699	Market approach	Comparable sale adjustments(2)	3%	45%	24%
	10,462	Income approach	Capitalization rate	5.0%	9.0%	7.0%
Other real estate owned	$5,738	Market approach	Comparable sale adjustments(2)	1%	13%	7%

(dollars in thousands)	Fair Value of Assets Held at September 30, 2012 (1)	Valuation Technique	Significant Unobservable Input	Nine Months Ended September 30, 2012
				Low	High	Weighted Average

Loans held for investment	$35,659	Market approach	Comparable sale adjustments(2)	1%	45%	23%
			Other discounts(3)	28%	74%	51%
	10,975	Income approach	Capitalization rate	6.0%	11.0%	8.5%
Other real estate owned	$11,035	Market approach	Comparable sale adjustments(2)	0%	70%	35%
			Other discounts(3)	4%	64%	34%

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

In addition to the instruments disclosed in the table above, certain nonrecurring fair value measurements of residential properties were based on unadjusted third-party appraisals. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$37,906	$37,906	$37,906	$—	$—
Loans held for investment	1,510,169	1,525,432	—	—	1,525,432
Mortgage servicing rights – multifamily	9,403	10,899	—	—	10,899
Federal Home Loan Bank stock	35,370	35,370	—	35,370	—
Liabilities:
Deposits	$2,098,076	$1,982,714	$—	$1,982,714	$—
Federal Home Loan Bank advances	338,690	341,555	—	341,555	—
Long-term debt	61,857	60,239	—	60,239	—

	At December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$25,285	$25,285	$25,285	$—	$—
Loans held for investment	1,308,974	1,340,882	—	—	1,340,882
Loans held for sale – multifamily	13,221	14,810	—	14,810	—
Mortgage servicing rights – multifamily	8,097	9,497	—	—	9,497
Federal Home Loan Bank stock	36,367	36,367	—	36,367	—
Liabilities:
Deposits	$1,976,835	$1,979,925	$—	$1,979,925	$—
Federal Home Loan Bank advances	259,090	263,209	—	263,209	—
Long-term debt	61,857	60,241	—	60,241	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $440 thousand and $216 thousand at September 30, 2013 and December 31, 2012, respectively.

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2013	2012	2013	2012

Net income	$1,662	$21,991	$24,670	$60,628
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,388,559	14,335,950	14,374,943	12,960,212
Dilutive effect of outstanding common stock equivalents (1)	402,112	363,082	418,484	454,263
Diluted weighted-average number of common stock outstanding	14,790,671	14,699,032	14,793,427	13,414,475
Earnings per share:
Basic earnings per share	$0.12	$1.53	$1.72	$4.68
Diluted earnings per share	$0.11	$1.50	$1.67	$4.52

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2013 and 2012 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 112,765 and 50,978 at September 30, 2013 and 2012, respectively.

NOTE 11–BUSINESS SEGMENTS:

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management.

As a result of a change in the manner in which management evaluates strategic decisions, commencing with the second quarter of 2013, the Company realigned its business segments and organized them into two lines of business: Commercial and Consumer Banking segment and Mortgage Banking segment. In conjunction with this realignment, the Company modified its internal reporting to provide discrete financial information to management for these two business segments. The information that follows has been revised to reflect the current business segments.

A description of the Company's business segments and the products and services that they provide is as follows.

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; non-deposit investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate commercial real estate loans including multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment is also responsible for the management of the Company's portfolio of investment securities.

Mortgage Banking originates and purchases single family residential mortgage loans for sale in the secondary markets. We purchase loans from Windermere Mortgage Services Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

Financial highlights by operating segment were as follows.

	Three Months Ended September 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,493	$15,919	$20,412
(Reversal of) provision for credit losses	—	(1,500)	(1,500)
Noninterest income	36,945	1,229	38,174
Noninterest expense	44,539	13,577	58,116
Income (loss) before income taxes	(3,101)	5,071	1,970
Income tax expense (benefit)	(911)	1,219	308
Net income (loss)	$(2,190)	$3,852	$1,662
Average assets	$656,697	$2,129,597	$2,786,294

	Three Months Ended September 30, 2012
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,424	$12,096	$16,520
Provision for credit losses	—	5,500	5,500
Noninterest income	66,617	2,474	69,091
Noninterest expense	32,632	13,302	45,934
Income (loss) before income taxes	38,409	(4,232)	34,177
Income tax expense (benefit)	14,090	(1,904)	12,186
Net income (loss)	$24,319	$(2,328)	$21,991
Average assets	$670,715	$1,772,975	$2,443,690

	Nine Months Ended September 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$12,375	$40,687	$53,062
Provision for credit losses	—	900	900
Noninterest income	149,517	5,156	154,673
Noninterest expense	127,879	42,748	170,627
Income before income taxes	34,013	2,195	36,208
Income tax expense (benefit)	11,663	(125)	11,538
Net income	$22,350	$2,320	$24,670
Average assets	$641,336	$1,996,713	$2,638,049

	Nine Months Ended September 30, 2012
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$9,697	$34,454	$44,151
Provision for credit losses	—	7,500	7,500
Noninterest income	158,832	7,257	166,089
Noninterest expense	80,777	46,848	127,625
Income (loss) before income taxes	87,752	(12,637)	75,115
Income tax expense (benefit)	16,935	(2,448)	14,487
Net income (loss)	$70,817	$(10,189)	$60,628
Average assets	$506,098	$1,870,076	$2,376,174

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

NOTE 12–SUBSEQUENT EVENTS:

On November 1, 2013, the Company completed its acquisition of Fortune Bank and YNB Financial Services Corp. (“YNB”), the parent of Yakima National Bank. The Company acquired all of the voting equity interests of Fortune Bank and YNB. Immediately following completion of the acquisitions, YNB was merged into HomeStreet, Inc. Additionally, Fortune Bank and Yakima National Bank were merged into HomeStreet Bank. The combined organization had approximately $3.10 billion in assets on a pro forma basis as of September 30, 2013.
The primary objective for the acquisitions is to grow the Company’s Commercial and Consumer Banking business. Additionally, the acquisition of Yakima National Bank expands the Company's geographic footprint, which is consistent with our ongoing growth strategy. The operating results of the Company for the three months ended September 30, 2013 do not include the operating results of Fortune Bank and YNB as the acquisition did not close until November 1, 2013. It is not practical to present financial information related to the acquisitions at this time because the fair value measurement of assets acquired and liabilities assumed has not been finalized.
On October 24, 2013, the Company announced that its board of directors approved a common stock dividend of $0.11 per share, payable on November 25, 2013 to shareholders of record as of November 4, 2013.

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

•
the effect on our mortgage origination and resale operations of changes in mortgage markets generally, including the uncertain impact on the market for non-qualified mortgage loans resulting from regulations taking effect in January 2014, as well as in monetary policies and economic trends and initiatives as those events affect our mortgage origination and servicing operations;

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

Summary Financial Data

	At or for the Quarter Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Income statement data (for the period ended):
Net interest income	$20,412	$17,415	$15,235	$16,591	$16,520	$53,062	$44,151
(Reversal of) provision for credit losses	(1,500)	400	2,000	4,000	5,500	900	7,500
Noninterest income	38,174	57,556	58,943	71,932	69,091	154,673	166,089
Noninterest expense	58,116	56,712	55,799	55,966	45,934	170,627	127,625
Net income before taxes	1,970	17,859	16,379	28,557	34,177	36,208	75,115
Income tax expense	308	5,791	5,439	7,060	12,186	11,538	14,487
Net income	$1,662	$12,068	$10,940	$21,497	$21,991	$24,670	$60,628
Basic earnings per common share (1)	$0.12	$0.84	$0.76	$1.50	$1.53	$1.72	$4.68
Diluted earnings per common share (1)	$0.11	$0.82	$0.74	$1.46	$1.50	$1.67	$4.52
Common shares outstanding (1)	14,422,354	14,406,676	14,400,206	14,382,638	14,354,972	14,422,354	14,354,972
Weighted average common shares:
Basic	14,388,559	14,376,580	14,359,691	14,371,120	14,335,950	14,374,943	12,960,212
Diluted	14,790,671	14,785,481	14,804,129	14,714,166	14,699,032	14,793,427	13,414,475
Shareholders’ equity per share	$18.60	$18.62	$18.78	$18.34	$16.82	$18.60	16.82
Financial position (at period end):
Cash and cash equivalents	$37,906	$21,645	$18,709	$25,285	$22,051	$37,906	$22,051
Investment securities available for sale	573,591	538,164	415,238	416,329	414,050	573,591	414,050
Loans held for sale	385,110	471,191	430,857	620,799	535,908	385,110	535,908
Loans held for investment, net	1,510,169	1,416,439	1,358,982	1,308,974	1,268,703	1,510,169	1,268,703
Mortgage servicing rights	146,300	137,385	111,828	95,493	81,512	146,300	81,512
Other real estate owned	12,266	11,949	21,664	23,941	17,003	12,266	17,003
Total assets	2,854,323	2,776,124	2,508,251	2,631,230	2,511,269	2,854,323	2,511,269
Deposits	2,098,076	1,963,123	1,934,704	1,976,835	1,981,814	2,098,076	1,981,814
FHLB advances	338,690	409,490	183,590	259,090	131,597	338,690	131,597
Shareholders’ equity	268,208	268,321	270,405	263,762	241,499	268,208	241,499
Financial position (averages):
Investment securities available for sale	$556,862	$512,475	$422,761	$418,261	$411,916	$497,857	$408,320
Loans held for investment	1,475,011	1,397,219	1,346,100	1,297,615	1,270,652	1,406,582	1,304,526
Total interest-earning assets	2,474,397	2,321,195	2,244,563	2,244,727	2,187,059	2,347,560	2,140,383
Total interest-bearing deposits	1,488,076	1,527,732	1,543,645	1,609,075	1,625,437	1,519,615	1,656,874
FHLB advances	374,682	307,296	147,097	122,516	112,839	277,192	83,523
Repurchase agreements	—	10,913	—	558	18,478	3,638	23,597
Total interest-bearing liabilities	2,045,155	1,917,098	1,752,599	1,794,006	1,818,611	1,906,023	1,825,851
Shareholders’ equity	271,286	280,783	274,355	262,163	231,361	275,463	193,308

Summary Financial Data (continued)

	At or for the Quarter Ended						At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013		Dec. 31, 2012	Sept. 30, 2012	Sept. 30, 2013		Sept. 30, 2012

Financial performance:
Return on average common shareholders’ equity (2)	2.45%	17.19%	15.95%		32.80%	38.02%	11.94%		41.82%
Return on average assets	0.24%	1.86%	1.75%		3.46%	3.60%	1.25%		3.40%
Net interest margin (3)	3.41%	3.10%	2.81%	(4)	3.06%	3.12%	3.12%	(4)	2.83%
Efficiency ratio (5)	99.20%	75.65%	75.22%		63.22%	53.65%	82.14%		60.70%
Asset quality:
Allowance for credit losses	$24,894	$27,858	$28,594		$27,751	$27,627	$24,894		$27,627
Allowance for loan losses/total loans	1.61%	1.92%	2.05%		2.06%	2.12%	1.61%		2.12%
Allowance for loan losses/nonaccrual loans	92.30%	93.11%	88.40%		92.20%	71.80%	92.30%		71.80%
Total nonaccrual loans (6)	$26,753	$29,701	$32,133		$29,892	$38,247	$26,753		$38,247
Nonaccrual loans/total loans	1.74%	2.06%	2.32%		2.24%	2.95%	1.74%		2.95%
Other real estate owned	$12,266	$11,949	$21,664		$23,941	$17,003	$12,266		$17,003
Total nonperforming assets	$39,019	$41,650	$53,797		$53,833	$55,250	$39,019		$55,250
Nonperforming assets/total assets	1.37%	1.50%	2.14%		2.05%	2.20%	1.37%		2.20%
Net charge-offs	$1,464	$1,136	$1,157		$3,876	$4,998	$3,757		$22,673
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.85%	11.89%	11.97%		11.78%	10.86%	10.85%		10.86%
Tier 1 risk-based capital (to risk-weighted assets)	17.19%	17.89%	19.21%		18.05%	16.76%	17.19%		16.76%
Total risk-based capital (to risk-weighted assets)	18.44%	19.15%	20.47%		19.31%	18.01%	18.44%		18.01%
Other data:
Full-time equivalent employees (ending)	1,426	1,309	1,218		1,099	998	1,426		998

(1)	Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(4)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the Trust Preferred Securities ("TruPS") for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06% for the quarter ended March 31, 2013 and 3.21% for the nine months ended September 30, 2013.

(5)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

	At or for the Quarter Ended					At or for the Nine Months Ended
(in thousands)	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$11,286,244	$10,404,613	$9,701,396	$8,870,688	$8,109,669	$11,286,244	$8,109,669
Multifamily	722,767	720,368	737,007	727,118	760,820	722,767	760,820
Other	50,629	51,058	52,825	53,235	53,617	50,629	53,617
Total loans serviced for others	$12,059,640	$11,176,039	$10,491,228	$9,651,041	$8,924,106	$12,059,640	$8,924,106

Loan production volumes:
Single family mortgage closed loans (1) (2)	$1,187,061	$1,307,286	$1,192,156	$1,518,971	$1,368,238	$3,686,503	$3,149,196
Single family mortgage interest rate lock commitments(2)	786,147	1,423,290	1,035,822	1,254,954	1,313,182	3,245,259	3,531,713
Single family mortgage loans sold(2)	1,326,888	1,229,686	1,360,344	1,434,947	1,238,879	3,916,918	2,735,893
Multifamily mortgage originations	10,734	14,790	49,119	40,244	20,209	74,643	71,830
Multifamily mortgage loans sold	21,998	15,386	50,587	33,689	26,515	87,971	85,116

(1)	Represents single family mortgage closed loan volume designated for sale during each respective period.

(2)	Includes loans originated by Windermere Mortgage Series Services LLC ("WMS") and purchased by HomeStreet Bank.

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

Management’s Overview of Third Quarter 2013 Financial Performance

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. (the "Company") is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides residential and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, loans for residential and commercial real estate construction, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement known as Windermere Mortgage Services Series LLC (“WMS LLC”).

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

At September 30, 2013, we had total assets of $2.85 billion, net loans held for investment of $1.51 billion, deposits of $2.1 billion and shareholders’ equity of $268.2 million.

On August 15, 2013, the Company paid a common stock dividend of $0.11 per share to shareholders.

On October 25, 2013, the Company announced that its board of directors approved a common stock dividend of $0.11 per share, payable on November 25, 2013 to shareholders of record as of November 4, 2013.

On November 1, 2013, the Company completed its acquisition of Fortune Bank and YNB Financial Services Corp. (“YNB”), the parent of Yakima National Bank. Immediately following completion of the acquisitions, YNB was merged into HomeStreet, Inc. Additionally, Fortune Bank and Yakima National Bank were merged into HomeStreet Bank. The combined organization had approximately $3.10 billion in assets on a pro forma basis as of September 30, 2013.
The acquisition of the two banks, along with the pending acquisition of two retail deposit branches from AmericanWest Bank, increases the Company's total assets by approximately $290 million and the total number of HomeStreet Bank retail deposit branches to 30.

Results for the third quarter of 2013 compared to third quarter of 2012 reflect the growth of our mortgage banking business and investments to expand our commercial and consumer business. Since September 2012, we have increased our lending capacity by adding loan officers and operations personnel in single family lending, commercial real estate lending, and commercial business lending. We opened 17 mortgage lending offices, a new commercial lending office and three new de novo bank branches. In addition, we expanded our range of services by adding a new private banking department.

During the quarter, we experienced changes in the mortgage market associated with elevated mortgage interest rates. Significant decreases in mortgage refinancing activity were only partially offset by a slow-growing purchase mortgage market. We expect to grow our purchase mortgage and overall market share as total mortgage market originations decline and the mortgage origination market continues to transition away from one dominated by mortgage refinancing, largely due to an increase in interest rates that has made refinancing less attractive in recent months. We continue to focus on the purchase mortgage market by developing additional targeted shared marketing relationships with builders, real estate agents and other real estate professionals and hiring loan officers who have proven track records in generating home purchase mortgage loans.

1 DUS® is a registered trademark of Fannie Mae	53

Consolidated Financial Performance

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,		Percent Change
(in thousands, except per share data and ratios)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012

Selected statement of operations data
Total net revenue	$58,586	$85,611	(32)%	$207,735	$210,240	(1)%
Total noninterest expense	58,116	45,934	27	170,627	127,625	34
(Reversal of) provision for credit losses	(1,500)	5,500	NM	900	7,500	(88)
Income tax expense	308	12,186	(97)	11,538	14,487	(20)
Net income	$1,662	$21,991	(92)	$24,670	$60,628	(59)

Financial performance
Diluted earnings per common share	$0.11	$1.50	(93)%	$1.67	$4.52	(63)%
Return on average common shareholders’ equity	2.45%	38.02%	NM	11.94%	41.82%	NM
Return on average assets	0.24%	3.60%	NM	1.25%	3.40%	NM
Net interest margin	3.41%	3.12%	NM	3.12%	2.83%	NM

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	10.85%	10.86%	NM	10.85%	10.86%	NM
Tier 1 risk-based capital (to risk-weighted assets)	17.19%	16.76%	NM	17.19%	16.76%	NM
Total risk-based capital (to risk-weighted assets)	18.44%	18.01%	NM	18.44%	18.01%	NM
NM = Not meaningful

For the third quarter of 2013, net income was $1.7 million, or $0.11 per diluted share, compared with $22.0 million, or $1.50 per diluted share a year ago. Return on equity for the third quarter of 2013 (on an annualized basis) was 2.45%, compared to 38.02% for the same period last year, while return on average assets for the third quarter of 2013 (on an annualized basis) was 0.24%, compared to 3.60% for the same period a year ago.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income increased to $3.9 million in the third quarter of 2013 from a net loss of $2.3 million in the third quarter of 2012, due to a reversal to the provision for credit losses and an increase in net interest income, which reflects improvements in our loan credit quality and in our deposit product and pricing strategy. The continued improvement in the composition of deposits was primarily the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing and the growth of our retail deposit branch network.

Improved credit quality of the Company's loan portfolio resulted in a $1.5 million reversal to the provision for credit losses in the third quarter of 2013. Provision of $5.5 million was recorded in the third quarter of 2012. Net charge-offs were $1.5 million in the third quarter of 2013 compared to $5.0 million in the third quarter of 2012. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.61% of loans held for investment at September 30, 2013 compared to 2.12% at September 30, 2012, reflecting the improved credit quality of the Company's loan portfolio. Nonperforming assets of $39.0 million, or 1.37% of total assets at September 30, 2013 were down significantly from September 30, 2012 when nonperforming assets were $55.3 million, or 2.20% of total assets.

Commercial and Consumer Banking segment noninterest expense increased 2.1% to $13.6 million from the third quarter of 2012, primarily related to increased salaries and related costs, reflecting the continued growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network.

Mortgage Banking Segment Results

Mortgage Banking segment recorded a net loss of $2.2 million in the third quarter of 2013 compared to net income of $24.3 million in the third quarter of 2012. The decrease in net income was primarily driven by substantially lower mortgage interest rate lock commitment volumes and lower gain on sale margins. Commitment volume declined due to the rise in mortgage interest rates that caused a significant decrease in refinancing activity that was only partially offset by a slow-growing purchase mortgage market. At the same time, the mortgage market became substantially more competitive as lenders tried to secure a reliable flow of production through reduced prices. Closed loan volume was, however, substantially higher than the volume of new interest rate lock commitments. This imbalance in the quarter negatively affected earnings, as a majority of our mortgage revenue is recognized at the date of interest rate lock, while a majority of our origination costs, including commissions, are recognized upon funding the loan.

Mortgage Banking noninterest expense increased 36.5% to $44.5 million from the third quarter of 2012. The $11.9 million increase in noninterest expense primarily related to the addition of mortgage originators and mortgage fulfillment personnel as we grow our single family mortgage lending network.

Income Tax Expense

Our consolidated income tax expense was $308 thousand in the third quarter of 2013 compared to $12.2 million in the third quarter of 2012. Our estimated annual effective income tax rate was 31.9% as compared to an annual effective tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 compared to 2013 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Regulatory Matters

The Bank continued to remain well-capitalized, with a Tier 1 leverage capital ratio of 10.85% and total risk-based capital ratio of 18.44% at September 30, 2013.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Fair Value of Financial Instruments, Single Family MSRs and other real estate owned ("OREO")

•	Income Taxes

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

	Three Months Ended September 30,
	2013			2012
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$37,671	$17	0.24%	$50,056	$24	0.15%
Investment securities	556,862	4,452	3.20%	411,916	3,013	2.93%
Loans held for sale	404,853	4,004	3.96%	454,435	4,083	3.59%
Loans held for investment	1,475,011	15,453	4.18%	1,270,652	14,464	4.54%
Total interest-earning assets	2,474,397	23,926	3.88%	2,187,059	21,584	3.94%
Noninterest-earning assets (2)	311,897			256,631
Total assets	$2,786,294			$2,443,690
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$254,277	265	0.41%	$155,947	128	0.33%
Savings accounts	123,444	140	0.45%	98,711	114	0.46%
Money market accounts	848,300	1,060	0.50%	655,123	857	0.52%
Certificate accounts	262,055	663	0.92%	715,656	2,809	1.56%
Total interest-bearing deposits	1,488,076	2,128	0.57%	1,625,437	3,908	0.96%
FHLB advances	374,682	434	0.46%	112,839	297	1.19%
Securities sold under agreements to repurchase	—	—	—%	18,478	19	0.14%
Long-term debt	61,231	274	1.75%	61,857	305	1.97%
Other borrowings	121,166	99	0.31%	—	4	—%
Total interest-bearing liabilities	2,045,155	2,935	0.57%	1,818,611	4,533	0.99%
Noninterest-bearing liabilities	469,853			393,718
Total liabilities	2,515,008			2,212,329
Shareholders’ equity	271,286			231,361
Total liabilities and shareholders’ equity	$2,786,294			$2,443,690
Net interest income (3)		$20,991			$17,051
Net interest spread			3.31%			2.95%
Impact of noninterest-bearing sources			0.10%			0.17%
Net interest margin			3.41%			3.12%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $579 thousand and $531 thousand for the quarters ended September 30, 2013 and September 30, 2012, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Nine Months Ended September 30,
	2013					2012
(in thousands)	Average Balance	Interest		Average Yield/Cost		Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$27,488	$46		0.26%		$116,789	$208	0.24%
Investment securities	497,857	11,175		2.99%		408,320	8,358	2.73%
Loans held for sale	415,633	11,218		3.60%		310,748	8,544	3.67%
Loans held for investment	1,406,582	43,795		4.13%		1,304,526	43,906	4.49%
Total interest-earning assets	2,347,560	66,234		3.75%		2,140,383	61,016	3.80%
Noninterest-earning assets (2)	280,668					235,791
Total assets	$2,628,228					$2,376,174
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$224,942	656		0.39%		$148,288	368	0.33%
Savings accounts	114,023	358		0.42%		85,376	290	0.45%
Money market accounts	776,267	2,890		0.50%		592,195	2,390	0.54%
Certificate accounts	404,383	4,080		1.24%		831,015	9,937	1.60%
Total interest-bearing deposits	1,519,615	7,984		0.69%		1,656,874	12,985	1.05%
FHLB advances	277,192	1,113		0.53%		83,523	1,506	2.40%
Securities sold under agreements to repurchase	3,638	11		0.40%		23,597	69	0.39%
Long-term debt	61,646	2,274	(3)	4.86%	(3)	61,857	1,041	2.24%
Other borrowings	43,932	109		0.31%		—	12	—%
Total interest-bearing liabilities	1,906,023	11,491		0.79%		1,825,851	15,613	1.14%
Noninterest-bearing liabilities	446,742					357,015
Total liabilities	2,352,765					2,182,866
Shareholders’ equity	275,463					193,308
Total liabilities and shareholders’ equity	$2,628,228					$2,376,174
Net interest income (4)		$54,743					$45,403
Net interest spread				2.96%				2.66%
Impact of noninterest-bearing sources				0.16%				0.17%
Net interest margin				3.12%	(3)			2.83%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Interest expense for the nine months ended September 30, 2013 included $1.4 million recorded in the first quarter of 2013 related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on our Trust Preferred Securities for which the Company had deferred payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.21%.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.7 million and $1.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized at the time the loan is removed from nonaccrual status. The net increase/(decrease) to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $(232) thousand and $95 thousand for the three months ended September 30, 2013 and 2012, respectively, and $(557) thousand and $(1.0) million for the nine months ended September 30, 2013 and 2012, respectively.

Net Interest Income

Our earnings depend significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding Trust Preferred Securities ("TruPS") and advances from the Federal Home Loan Bank of Seattle ("FHLB").

Net interest income on a tax equivalent basis was $21.0 million for the third quarter of 2013, an increase of $3.9 million, or 23.1%, from $17.1 million for the third quarter of 2012. For the first nine months of 2013, net interest income was $54.7 million, an increase of $9.3 million, or 20.6%, from $45.4 million in the same period last year. During the third quarter of 2013, total interest income increased $2.3 million from the third quarter of 2012, while total interest expense declined $1.6 million from the third quarter of 2012. The net interest margin for the third quarter of 2013 improved to 3.41% from 3.12% in the third quarter of 2012, and improved to 3.12% for the nine months ended September 30, 2013 from 2.83% for the same period last year. Improvement in the margin from the third quarter of 2012 resulted from a 42 basis point decline in our average interest-bearing cost of funds, due in large part to the re-pricing of maturing time deposits. This improvement was partially offset by a 6 basis point decline in our yield on interest-earning assets, largely due to increased balances of single family adjustable-rate mortgage loans.
Total average interest-earning assets increased from the three and nine months ended September 30, 2012 primarily as a result of growth in the investment securities portfolio and new portfolio loan originations, being partially offset by a decrease in loans held for sale. The increase in average balances of portfolio loans reflects our year-over-year growth in loan production volume from all of our commercial and consumer business lines. Total average interest-bearing deposit balances increased from the prior periods mostly as a result of an increase in transaction and savings deposits, partially offset by a decline in higher-cost retail certificates of deposits.
Total interest income on a tax equivalent basis of $23.9 million in the third quarter of 2013 increased $2.3 million, or 10.9%, from $21.6 million in the third quarter of 2012, primarily driven by higher average balances of portfolio loans and investment securities. The increase in interest income was also the result of higher yields on higher average balances of investment securities, the balances of which increased $144.9 million, or 35.2%, in the third quarter of 2013 from the third quarter of 2012.
These increases were partially offset by increased balances of lower-yielding single family adjustable-rate mortgage loans. Yields on portfolio loans decreased 36 basis points compared to the third quarter of 2012. For the first nine months of 2013, interest income was $66.2 million, an increase of $5.2 million, or 8.6%, from $61.0 million in the same period last year resulting from higher average balances of loans held for sale and held for investment and a higher average balance and yield on investment securities.

Total interest expense of $2.9 million in the third quarter of 2013 decreased $1.6 million, or 35.3%, from $4.5 million in the third quarter of 2012. This decrease was primarily due to a $453.6 million, or 63.4%, decline in the average balance of higher-yielding certificates of deposit, partially offset by a $98.3 million, or 63.1%, increase in the average balance of lower-cost transaction and savings deposits. Also contributing to the decrease in interest expense in the third quarter of 2013 compared to the third quarter of 2012 was the restructuring of FHLB advances, prepaying certain long-term advances and using short-term FHLB advances to meet short-term mortgage origination and sales funding needs, which contributed to a 73 basis point decline in interest cost on FHLB advances. For the first nine months of 2013, interest expense was $11.5 million, a decrease of $4.1 million, or 26.4%, from $15.6 million in the same period last year, primarily driven by a decline in the average balance of higher-cost certificates of deposit, partially offset by an increase in the average balance of transaction and savings deposits.

Provision for Credit Losses

Improved credit quality of the Company's loan portfolio resulted in a $1.5 million reversal to the provision for credit losses in the third quarter of 2013, compared to a provision for credit losses of $5.5 million recorded in the third quarter of 2012. For the first nine months of 2013, loan loss provision was $900 thousand compared to $7.5 million in the same period last year. Nonperforming assets ("NPAs") were $39.0 million at September 30, 2013 compared to $53.8 million at December 31, 2012. Nonaccrual loans of $26.8 million at September 30, 2013 decreased $3.1 million, or 10.5%, from $29.9 million at December 31, 2012.

Net charge-offs of $1.5 million in the third quarter of 2013 were down $3.5 million from net charge-offs of $5.0 million in the third quarter of 2012. For the first nine months of 2013, net charge-offs were $3.8 million compared to $22.7 million in the same period last year. The decrease in net charge-offs in 2013 as compared to the same periods of 2012 was primarily due to lower charge-offs on residential and commercial construction loans during 2013. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis in this Form 10-Q.

Noninterest Income

Noninterest income was $38.2 million in the third quarter of 2013, a decrease of $30.9 million, or 44.7%, from $69.1 million in the third quarter of 2012. For the first nine months of 2013, noninterest income was $154.7 million, a decrease of $11.4 million, or 6.9%, from $166.1 million in the same period last year. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The decrease in noninterest income in the third quarter of 2013 as compared to the third quarter of 2012 was the result of lower mortgage loan origination and sale revenue, primarily the result of a 40.1% decrease in interest rate lock commitments, mostly related to substantially lower refinancing activities. Our single family mortgage interest rate lock commitments decreased 40.1% to $786.1 million in the third quarter of 2013 compared to $1.31 billion in the third quarter of 2012.

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$33,491	$65,336	$(31,845)	(49)%	$139,870	$141,683	$(1,813)	(1)%
Mortgage servicing income	4,011	506	3,505	693	9,265	15,470	(6,205)	(40)
(Loss) income from Windermere Mortgage Services Series LLC	(550)	1,188	(1,738)	NM	1,063	3,748	(2,685)	(72)
Loss on debt extinguishment	—	—	—	NM	—	(939)	939	NM
Depositor and other retail banking fees	791	756	35	5	2,273	2,262	11	—
Insurance commissions	242	192	50	26	612	551	61	11
(Loss) gain on securities available for sale	(184)	397	(581)	NM	6	1,349	(1,343)	(100)
Other	373	716	(343)	(48)	1,584	1,965	(381)	(19)
Total noninterest income	$38,174	$69,091	$(30,917)	(45)%	$154,673	$166,089	$(11,416)	(7)%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Single family:
Servicing value and secondary marketing gains(1)	$23,076	$56,142	$(33,066)	(59)%	$110,760	$120,471	$(9,711)	(8)%
Provision for repurchase losses(2)	—	(526)	526	(100)	—	(2,846)	2,846	(100)
Net gain from secondary marketing activities	23,076	55,616	(32,540)	(59)	110,760	117,625	(6,865)	(6)
Loan origination and funding fees	8,302	8,680	(378)	(4)	24,363	20,817	3,546	17
Total single family	31,378	64,296	(32,918)	(51)	135,123	138,442	(3,319)	(2)
Multifamily	2,113	1,040	1,073	103	4,747	3,241	1,506	46
Net gain on mortgage loan origination and sale activities	$33,491	$65,336	$(31,845)	(49)%	$139,870	$141,683	$(1,813)	(1)%

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

Net gain on mortgage loan origination and sale activities was $33.5 million for the third quarter of 2013, a decrease of $31.8 million, or 48.7%, from $65.3 million for the third quarter of 2012, primarily driven by lower mortgage loan origination and sale revenue, mostly due to an increase in mortgage interest rates that has led to substantially lower interest rate lock volume and lower profit margins.

For the first nine months of 2013, net gain on mortgage loan origination and sale activities was $139.9 million, a decrease of $1.8 million, or 1.3%, from $141.7 million in the same period last year. Significant decreases in mortgage refinance activities were partially offset by a slow growing mortgage purchase market and the expansion of our mortgage lending operations as we added approximately 80 mortgage production personnel during the first nine months of 2013.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Production volumes:
Single family mortgage closed loan volume (1) (2)	$1,187,061	$1,368,238	$(181,177)	(13)%	$3,686,503	$3,149,196	$537,307	17%
Single family mortgage interest rate lock commitments (2)	786,147	1,313,182	(527,035)	(40)	3,245,259	3,531,713	(286,454)	(8)

(1)	Represents single family mortgage originations designated for sale during each respective period.

(2)	Includes loans originated by Windermere Mortgage Series Services LLC ("WMS") and purchased by HomeStreet Bank.

During the third quarter of 2013, single family closed loan production decreased 13.2% and single family interest rate lock commitments decreased 40.1% as compared to the third quarter of 2012. For the first nine months of 2013, single family closed loan production increased 17.1% and single family interest rate lock commitments decreased 8.1% as compared to the same period last year. Our production mix continued to shift to the purchase mortgage market during the third quarter of 2013, as interest rate lock commitments were comprised of 80% purchase and 20% refinance mortgage transactions.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line items of net gain on mortgage loan origination and sale activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Effect of changes to the mortgage repurchase liability:
Servicing value and secondary marketing gains(1)	$(505)	$(492)	$(1,513)	$(776)
Provision for repurchase losses(2)	—	(526)	—	(2,848)
	$(505)	$(1,018)	$(1,513)	$(3,624)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

Mortgage servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Servicing income, net:
Servicing fees and other	$8,934	$7,168	$1,766	25%	$24,497	$20,310	$4,187	21%
Changes in fair value of MSRs due to modeled amortization (1)	(5,221)	(5,360)	139	(3)	(16,896)	(14,382)	(2,514)	17
Amortization	(433)	(598)	165	(28)	(1,347)	(1,551)	204	(13)
	3,280	1,210	2,070	171%	6,254	4,377	1,877	43%
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(2,900)	(5,565)	$2,665	(48)%	15,403	(13,507)	$28,910	(214)%
Net gain from derivatives economically hedging MSRs	3,631	4,861	(1,230)	(25)	(12,392)	24,600	(36,992)	(150)
	731	(704)	1,435	NM	3,011	11,093	(8,082)	(73)
Mortgage servicing income	$4,011	$506	$3,505	693%	$9,265	$15,470	$(6,205)	(40)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the third quarter of 2013, mortgage servicing income was $4.0 million, an increase of $3.5 million from $506 thousand in the third quarter of 2012, primarily driven by increased servicing fees collected in the quarter on the Company's single family mortgage servicing and improved mortgage servicing rights ("MSR") risk management results.

For the first nine months of 2013, mortgage servicing income was $9.3 million, a decrease of $6.2 million from $15.5 million in the first nine months of 2012. This decrease was primarily due to MSR risk management results, which represents changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.  The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of the MSR risk management activities for the third quarter of 2013 was a gain of $731 thousand compared to a loss of $704 thousand in the third quarter of 2012. For the first nine months of 2013, the net performance of the MSR risk management activities was a gain of $3.0 million compared to a gain of $11.1 million for the same period last year. The lower gain in 2013 largely reflects lower sensitivity to interest rates for the Company's MSRs, which enabled the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from MSR risk management, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2013 reflect the impact on the fair value of MSRs due to changes in model inputs and assumptions related to factors other than interest rate changes. Such factors included changes to the FHA streamlined refinance program and higher expected home values, both of which generally lead to higher projected prepayment speeds, and a decline in income from MSR risk management activities in 2013.

Mortgage servicing fees collected in the third quarter of 2013 were $8.9 million, an increase of $1.8 million, or 24.6%, from $7.2 million in the third quarter of 2012. Our loans serviced for others portfolio increased to $12.06 billion at September 30, 2013 from $9.65 billion at December 31, 2012 and $8.92 billion at September 30, 2012.

(Loss) income from Windermere Mortgage Services Series LLC in the third quarter of 2013 was a loss of $550 thousand compared to income of $1.2 million in the third quarter of 2012. The decrease in 2013 was primarily due to decreased interest rate lock commitments and closed loan volume, which were $110.7 million and $192.9 million, respectively, for the three months ended September 30, 2013 compared to $224.1 million and $268.4 million, respectively, for the same period in 2012.

Depositor and other retail banking fees for the three and nine months ended September 30, 2013 were relatively consistent with 2012 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Fees:
Monthly maintenance and deposit-related fees	$387	$387	$—	—%	$1,106	$1,157	$(51)	(4)%
Debit Card/ATM fees	381	340	41	12	1,104	1,030	74	7
Other fees	23	29	(6)	(21)	63	75	(12)	(16)
Total depositor and other retail banking fees	$791	$756	$35	5%	$2,273	$2,262	$11	—%

Noninterest Expense

Noninterest expense was $58.1 million in the third quarter of 2013, an increase of $12.2 million, or 26.5%, from $45.9 million in the third quarter of 2012. For the first nine months of 2013, noninterest expense was $170.6 million, an increase of $43.0 million, or 33.7%, from $127.6 million for the same period last year. The increase in noninterest expense was primarily the result of increased salary and related costs and general and administrative expenses resulting from the growth in personnel as we continue to expand our mortgage banking and commercial and consumer businesses.

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Noninterest expense
Salaries and related costs	$39,689	$31,573	$8,116	26%	$113,330	$81,148	$32,182	40%
General and administrative	9,234	7,148	2,086	29	30,434	19,304	11,130	58
Legal	844	312	532	171	2,054	1,471	583	40
Consulting	884	1,069	(185)	(17)	2,343	1,746	597	34
Federal Deposit Insurance Corporation assessments	227	794	(567)	(71)	937	2,751	(1,814)	(66)
Occupancy	3,484	2,279	1,205	53	9,667	6,160	3,507	57
Information services	3,552	2,411	1,141	47	10,122	6,128	3,994	65
Net cost of operation and sale of other real estate owned	202	348	(146)	(42)	1,740	8,917	(7,177)	(80)
Total noninterest expense	$58,116	$45,934	$12,182	27%	$170,627	$127,625	$43,002	34%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $39.7 million in the third quarter of 2013, an increase of $8.1 million, or 25.7%, from $31.6 million in the third quarter of 2012. For the first nine months of 2013, salaries and related costs were $113.3 million, an increase of $32.2 million, or 39.7%, from $81.1 million for the same period last year. The increase primarily resulted from a $7.2 million and $30.9 million increase in salaries and related costs, including commissions, for the third quarter and first nine months of 2013, respectively, due to the overall growth in our mortgage lending and commercial and consumer business lines. At September 30, 2013, we had increased our full-time equivalent employees by 42.9% from September 30, 2012.

General and administrative expense was $9.2 million in the third quarter of 2013, an increase of $2.1 million, or 29.2%, from $7.1 million in the third quarter of 2012. For the first nine months of 2013, general and administrative expenses were $30.4 million, an increase of $11.1 million, or 57.7%, from $19.3 million for the same period last year. These expenses include general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense was primarily due to Company growth and increased marketing expenses.

Income Tax Expense

Income tax expense was $308 thousand in the third quarter of 2013 compared to $12.2 million in the third quarter of 2012. Our estimated annual effective income tax rate was 31.9% as compared to an annual effective tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Review of Financial Condition – Comparison of September 30, 2013 to December 31, 2012

Total assets were $2.85 billion at September 30, 2013 and $2.63 billion at December 31, 2012. The increase in total assets was primarily due to a $157.3 million increase in investment securities and a $201.2 million increase in portfolio loans, partially offset by a $235.7 million decrease in loans held for sale.

Cash and cash equivalents was $37.9 million at September 30, 2013 compared to $25.3 million at December 31, 2012, an increase of $12.6 million, or 49.9%.

Investment securities available for sale were $573.6 million at September 30, 2013 compared to $416.3 million at December 31, 2012, an increase of $157.3 million, or 37.8%. The higher balance of our investment securities portfolio reflects management's decision in the second quarter of 2013 to increase this component of the overall asset mix and to add corporate debt securities to the Company's portfolio. With the Company's improved credit position and excess capital, the investment in corporate debt securities provides diversification in the portfolio with minimal additional credit risk.

The following table details the composition of our our investment securities available for sale by dollar amount and as a percentage of the total securities portfolio.

	At September 30, 2013		At December 31, 2012
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$144,263	25.2%	$62,853	15.1%
Commercial	13,720	2.4	14,380	3.5
Municipal bonds	147,441	25.7	129,175	31.0
Collateralized mortgage obligations:
Residential	153,466	26.8	170,199	40.9
Commercial	16,991	3.0	9,043	2.2
Corporate debt securities	69,963	12.2	—	—
U.S. Treasury securities	27,747	4.8	30,679	7.4
Total investment securities available for sale	$573,591	100.0%	$416,329	100.0%

Loans held for sale were $385.1 million at September 30, 2013 compared to $620.8 million at December 31, 2012, a decrease of $235.7 million, or 38.0%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The decrease in loans held for sale was primarily the result of rising mortgage interest rates and declining refinancing loan volume, coupled with low housing inventories that have constrained the purchase mortgage market.

Loans held for investment, net were $1.51 billion at September 30, 2013 compared to $1.31 billion at December 31, 2012, an increase of $201.2 million, or 15.4%. Our single family loan portfolio increased $145.1 million from December 31, 2012, primarily as a result of increased originations of mortgages that exceed conventional conforming loan limits. Our commercial real estate and multifamily loan balances increased a combined $63.4 million from December 31, 2012 as we continued to grow our commercial real estate lending business. These increases were partially offset by a $12.0 million decrease in commercial business loans, as unscheduled payoffs were greater than loan originations during the first nine months of 2013.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2013		At December 31, 2012
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$818,992	53.2%	$673,865	50.3%
Home equity	129,785	8.4	136,746	10.2
	948,777	61.6	810,611	60.5
Commercial loans
Commercial real estate (1)	400,150	26.0	361,879	27.0
Multifamily	42,187	2.7	17,012	1.3
Construction/land development	79,435	5.2	71,033	5.3
Commercial business	67,547	4.5	79,576	5.9
	589,319	38.4	529,500	39.5
	1,538,096	100.0%	1,340,111	100.0%
Net deferred loan fees and costs	(3,233)		(3,576)
	1,534,863		1,336,535
Allowance for loan losses	(24,694)		(27,561)
	$1,510,169		$1,308,974

(1)
September 30, 2013 and December 31, 2012 balances comprised of $95.3 million and $94.9 million of owner occupied loans, respectively, and $304.9 million and $267.0 million of non-owner occupied loans, respectively.

Accounts receivable and other assets was $128.9 million at September 30, 2013 compared to $88.8 million at December 31, 2012, an increase of $40.1 million, or 45.2%. This increase was primarily due to a $10.6 million investment in an affordable housing project and an increase in cash provided to counterparties as collateral for derivative positions used to hedge our mortgage servicing rights and mortgage banking activities. A receivable is recorded for the amount of cash delivered as collateral.

Deposits were $2.10 billion at September 30, 2013 compared to $1.98 billion at December 31, 2012, an increase of $121.2 million or 6.1%. This increase was due to higher balances of transaction and savings deposits, which were $1.42 billion at September 30, 2013, an increase of $375.2 million, or 35.9%, from $1.05 billion at December 31, 2012. Largely offsetting the increases in transaction and savings deposits was the managed reduction of certificates of deposit balances, which were $460.2 million at September 30, 2013, a decrease of $195.2 million, or 30%, from $655.5 million at December 31, 2012. This improvement in the composition of deposits was primarily the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing.

The following table details the composition of our deposits by dollar amount and as a percentage of our total deposits.

(in thousands)	At September 30, 2013		At December 31, 2012
	Amount	Percent	Amount	Percent

Deposits by Product:
Noninterest-bearing accounts - checking and savings	$134,725	6%	$83,563	4%
Interest-bearing transaction and savings deposits:
NOW accounts	272,029	13	174,699	9
Statement savings accounts due on demand	135,428	7	103,932	5
Money market accounts due on demand	879,122	42	683,906	35
Total interest-bearing transaction and savings deposits	1,286,579	62	962,537	49
Total transaction and savings deposits	1,421,304	68	1,046,100	53
Certificates of deposit	460,223	22	655,467	33
Noninterest-bearing accounts - other	216,549	10	275,268	14
Total deposits	$2,098,076	100%	$1,976,835	100%

Federal Home Loan Bank advances were $338.7 million at September 30, 2013 compared to $259.1 million at December 31, 2012, an increase of $79.6 million, or 30.7%. The increase was the result of higher overall asset balances, as the Company uses these borrowings to fund our mortgage banking and securities investment activities.

Accounts payable and other liabilities were $87.5 million at September 30, 2013 compared to $69.7 million at December 31, 2012, an increase of $17.8 million, or 25.6%. This increase was primarily due to the change in the fair value of derivatives used for MSR risk management, partially offset by the first quarter 2013 payment of $13.5 million in net deferred interest payable due on its outstanding TruPS.

Shareholders’ Equity

Shareholders' equity was $268.2 million at September 30, 2013 compared with $263.8 million at December 31, 2012. This increase included net income of $24.7 million, partially offset by a comprehensive loss of $18.3 million recognized during the nine months ended September 30, 2013. The comprehensive loss represents unrealized losses in the valuation of our investment securities portfolio at September 30, 2013 as a result of the increase in interest rates experienced in the latter part of the second quarter of 2013.

On August 29, 2013, the Company paid a common stock dividend of $0.11 per share payable to shareholders of record as of August 5, 2013.

As a result of the above, shareholders’ equity, on a per share basis, increased to $18.60 per share at September 30, 2013, up from $18.34 per share at December 31, 2012.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2013	2012	2013	2012

Return on assets (1)	0.24%	3.60%	1.25%	3.40%
Return on equity (2)	2.45%	38.02%	11.94%	41.82%
Equity to assets ratio (3)	9.74%	9.47%	10.48%	8.14%

(1)	Net income divided by average total assets (annualized).

(2)	Net income divided by average equity (annualized).

(3)	Average equity divided by average total assets.

Business Segments

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management.

As a result of a change in the manner in which management evaluates strategic decisions, commencing with the second quarter of 2013, the Company realigned its business segments and organized them into two lines of business: Commercial and Consumer Banking and Mortgage Banking. In conjunction with this realignment, the Company modified its internal reporting to provide discrete financial information to management for these two business segments. The information that follows has been revised to reflect the current business segments.

A description of the Company's business segments and the products and services that they provide is as follows.

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate commercial real estate loans including multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. As of September 30, 2013, our bank branch network consists of 23 branches, primarily in the Pacific Northwest and Hawaii. At September 30, 2013 and December 31, 2012, our transaction and savings deposits totaled $1.42 billion and $1.05 billion and our loan portfolio totaled $1.51 billion and $1.31 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Net interest income	$15,919	$12,096	$3,823	32%	$40,687	$34,454	$6,233	18%
(Reversal of) provision for credit losses	(1,500)	5,500	(7,000)	NM	900	7,500	(6,600)	(88)
Noninterest income	1,229	2,474	(1,245)	(50)	5,156	7,257	(2,101)	(29)
Noninterest expense	13,577	13,302	275	2	42,748	46,848	(4,100)	(9)
Income (loss) before income taxes	5,071	(4,232)	9,303	NM	2,195	(12,637)	14,832	NM
Income tax expense (benefit)	1,219	(1,904)	3,123	NM	(125)	(2,448)	2,323	(95)
Net income (loss)	$3,852	$(2,328)	$6,180	NM	$2,320	$(10,189)	$12,509	NM

Average assets	$2,129,597	$1,772,975	$356,622	20%	$1,996,713	$1,870,076	$126,637	7%
Pre-tax pre-provision profit (loss) (1)	3,571	1,268	2,303	182	3,095	(5,137)	8,232	NM
Efficiency ratio (2)	79.18%	91.30%	NM	NM	93.25%	112.32%	NM	NM
Full-time equivalent employees (ending)	504	377	NM	34	504	377	NM	34
Multifamily net gain on mortgage loan origination and sale activity	$2,113	$1,040	1,073	103	$4,747	$3,241	1,506	46

Production volumes:
Multifamily mortgage originations	10,734	20,209	(9,475)	(47)	74,643	71,830	2,813	4
Multifamily mortgage loans sold	21,998	26,515	(4,517)	(17)	87,971	85,116	2,855	3
NM = not meaningful

(1)
Pre-tax pre-provision profit is total net revenue (net interest income and noninterest income) less noninterest expense. The Company believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(2)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

Commercial and Consumer Banking net income was $3.9 million for the third quarter of 2013, improved by $6.2 million from a net loss of $2.3 million for the third quarter of 2012. For the first nine months of 2013, Commercial and Consumer Banking had net income of $2.3 million, improved by $12.5 million from a net loss of $10.2 million for the first nine months of 2012. Improved credit quality of the Company's loan portfolio resulted in a $1.5 million reversal to the provision for credit losses in the third quarter of 2013, compared to a provision of $5.5 million in the third quarter of 2012. Additionally, the increase in net income in 2013 was the result of an increase in net interest income, which reflects improvements in our deposit product and pricing strategy. That strategy resulted in our reducing higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Servicing income, net:
Servicing fees and other	$789	$1,017	$(228)	(22)%	$2,341	$2,569	$(228)	(9)%
Amortization of multifamily MSRs	(433)	(598)	165	(28)	(1,347)	(1,551)	204	(13)
Commercial mortgage servicing income	$356	$419	$(63)	(15)%	$994	$1,018	$(24)	(2)%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At September 30, 2013	At December 31, 2012

Commercial
Multifamily	$722,767	$727,118
Other	50,629	53,235
Total commercial loans serviced for others	$773,396	$780,353

Commercial and Consumer Banking segment noninterest expense of $13.6 million increased $275 thousand, or 2.1%, from $13.3 million in the third quarter of 2012, primarily due to increased salaries and related costs, reflecting the growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network.

Mortgage Banking Segment

Mortgage Banking originates and purchases single family residential mortgage loans for sale in the secondary markets. We purchase loans from Windermere Mortgage Services Series LLC through a correspondent arrangement between HomeStreet Bank and that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Net interest income	$4,493	$4,424	$69	2%	$12,375	$9,697	$2,678	28%
Noninterest income	36,945	66,617	(29,672)	(45)	149,517	158,832	(9,315)	(6)
Noninterest expense	44,539	32,632	11,907	36	127,879	80,777	47,102	58
(Loss) income before income taxes	(3,101)	38,409	(41,510)	NM	34,013	87,752	(53,739)	(61)
Income tax (benefit) expense	(911)	14,090	(15,001)	NM	11,663	16,935	(5,272)	(31)
Net (loss) income	$(2,190)	$24,319	$(26,509)	NM	$22,350	$70,817	$(48,467)	(68)

Average assets	$656,697	$670,715	$(14,018)	(2)%	$641,336	$506,098	$135,238	27%
Efficiency ratio (1)	107.48%	45.93%	NM	NM	78.99%	47.93%	NM	NM
Full-time equivalent employees (ending)	922	621	NM	48	922	621	NM	48
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	1,187,061	1,368,238	(181,177)	(13)	3,686,503	3,149,196	537,307	17
Single family mortgage interest rate lock commitments(2)	786,147	1,313,182	(527,035)	(40)	3,245,259	3,531,713	(286,454)	(8)
Single family mortgage loans sold(2)	1,326,888	1,238,879	88,009	7	3,916,918	2,735,893	1,181,025	43

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by Windermere Mortgage Series Services LLC ("WMS") and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net loss was $2.2 million for the third quarter of 2013, a decrease of $26.5 million from net income of $24.3 million for the third quarter of 2012. For the first nine months of 2013, Mortgage Banking net income was $22.4 million, a decrease of $48.5 million, or 68.4%, from net income of $70.8 million for the first nine months of 2012. The decrease in Mortgage Banking net income for the third quarter of 2013 was driven primarily by higher mortgage interest rates that led to a sharp decrease in interest rate lock commitment volume, as a substantial amount of the gain on loan origination and sale activities is recognized at the time of interest rate lock, as well as the imbalance between the volume of interest rate lock commitments and closed loans. In periods where the volume of closed loans significantly exceeds the volume of interest rate lock commitments, noninterest expense will be higher relative to noninterest income because variable costs, notably commissions and incentives, are recognized at the time of closing the loan.  In the third quarter of 2013, single family mortgage closed loans of $1.19 billion were 51.0% greater than interest rate lock commitments of $786.1 million.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary marketing gains(2)	$23,076	$56,142	$110,760	$120,471
Provision for repurchase losses(3)	—	(526)	—	(2,846)
Net gain from secondary marketing activities	23,076	55,616	110,760	117,625
Loan origination and funding fees	8,302	8,680	24,363	20,817
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$31,378	$64,296	$135,123	$138,442

Composite Margin (in basis points):
Servicing value and secondary marketing gains / interest rate lock commitments(4)	294	424	328	333
Loan origination and funding fees / retail mortgage originations(5)	81	77	77	83
Composite Margin	375	501	405	416

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

(3)	Represents changes in estimated probable future repurchase losses on previously sold loans.

(4)
Servicing value and secondary marketing gains have been aggregated and are stated as a percentage of interest rate lock commitments. In previous quarters, the value of originated mortgage servicing rights was presented as a separate component of the composite margin and stated as a percentage of mortgage loans sold. Prior periods have been revised to conform to the current presentation.

(5)	Loan origination and funding fees is stated as a percentage of mortgage originations from the retail channel and excludes mortgage loans purchased from WMS.

Net gain on mortgage loan origination and sale activities was $31.4 million for the third quarter of 2013, a decrease of $32.9 million, or 51.2%, from $64.3 million in the third quarter of 2012. This decrease is primarily the result of the 40.1% decrease in interest rate lock commitments, which was heavily driven by an increase in mortgage interest rates that led to a decrease in refinance mortgage volume and the shift to a purchase mortgage-dominated market.

Due to differences in the timing of revenue recognition between components of the gain on loan origination and sale activities, the Company analyzes the profitability of these activities using a 'Composite Margin,' which is comprised of the ratios of the components to their respective populations of interest rate lock commitments and closed loans. The Composite Margin for the third quarter of 2013 was 375 basis points, down from 501 basis points in the third quarter of 2012. The decrease from the prior year is primarily the result of increased price competition resulting from lower industry application volume and the shift to a purchase mortgage-dominated market. In addition, due to the impact of changes in the FHA mortgage insurance program, we experienced a reduction in FHA-insured mortgage loan originations that historically have had higher profit margins on their origination and sale.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2013	2012			2013	2012

Servicing income, net:
Servicing fees and other	$8,145	$6,151	$1,994	32%	$22,156	$17,741	$4,415	25%
Changes in fair value of MSRs due to modeled amortization (1)	(5,221)	(5,360)	139	(3)	(16,896)	(14,382)	(2,514)	17
	2,924	791	2,133	270%	5,260	3,359	(1,226)	(36)%
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(2,900)	(5,565)	$2,665	(48)%	15,403	(13,507)	$28,910	(214)%
Net gain from derivatives economically hedging MSRs	3,631	4,861	(1,230)	(25)	(12,392)	24,600	(36,992)	(150)
	731	(704)	1,435	NM	3,011	11,093	(9,658)	(87)
Mortgage servicing income	$3,655	$87	$3,568	NM	$8,271	$14,452	$(10,884)	(75)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Single family mortgage servicing income of $3.7 million in the third quarter of 2013 increased $3.6 million from the third quarter of 2012. This increase was primarily due to increased servicing fees collected in the quarter on the Company's single family mortgage servicing and improved mortgage servicing rights ("MSR") risk management results. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.
Single family mortgage servicing income of $8.3 million for the first nine months of 2013 decreased $10.9 million from the first nine months of 2012, primarily due to risk management activities.
Single family mortgage servicing fees collected in the third quarter of 2013 increased $2.0 million, or 32.4%, from the third quarter of 2012 resulting from growth in the portfolio of single family loans serviced for others. The portfolio of single family loans serviced for others increased to $11.29 billion at quarter end compared to $8.87 billion at December 31, 2012 and $8.11 billion at September 30, 2012.

Single family loans serviced for others consisted of the following.

(in thousands)	At September 30, 2013	At December 31, 2012

Single family
U.S. government and agency	$10,950,086	$8,508,458
Other	336,158	362,230
Total single family loans serviced for others	$11,286,244	$8,870,688

Mortgage Banking noninterest expense of $44.5 million increased $11.9 million, or 36.5%, from $32.6 million in the third quarter of 2012. This increase was primarily attributable to increased salaries and related costs due to our continued growth in loan production personnel and our expansion in new markets.

Mortgage Banking net loss of $2.2 million for the third quarter of 2013 was driven primarily by the sharp decrease in interest rate lock commitment volume, as a substantial amount of the gain on loan origination and sale activities is recognized at the time of rate lock, as well as the imbalance between the volume of interest rate lock commitments and closed loans.  In periods where the volume of closed loans significantly exceeds the volume of interest rate lock commitments, noninterest expense will be higher relative to noninterest income because variable costs, notably commissions and incentives, are recognized at the time of closing the loan. In the third quarter of 2013, single family mortgage closed loans of $1.19 billion were 51.0% greater than interest rate lock commitments of $786.1 million.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $39.0 million and $53.8 million at September 30, 2013 and December 31, 2012, respectively. NPAs at September 30, 2013 represented 1.37% of total assets compared to 2.05% of total assets at December 31, 2012. Nonaccrual loans of $26.8 million, or 1.74% of total loans at September 30, 2013, decreased $3.1 million, or 10.5% from $29.9 million, or 2.24% of total loans at December 31, 2012. OREO balances of $12.3 million at September 30, 2013 declined $11.7 million, or 48.8%, from $23.9 million at December 31, 2012. Net charge-offs during the three and nine months ended September 30, 2013 were $1.5 million and $3.8 million, respectively, compared with $5.0 million and $22.7 million during the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.53 billion, an increase of $198.3 million from December 31, 2012, while the allowance for loan losses decreased to $24.7 million, or 1.61% of loans held for investment, compared to $27.6 million, or 2.06% of loans held for investment at December 31, 2012, reflecting the improved credit quality of the Company's loan portfolio.

Improved credit quality of the Company's loan portfolio resulted in a $1.5 million reversal to the provision for credit losses in the third quarter of 2013, compared to a provision of $5.5 million in the third quarter of 2012. Our provision for credit losses for the nine months ended September 30, 2013 was $900 thousand. For the three and nine months ended September 30, 2012, our provision for credit losses was $5.5 million and $7.5 million, respectively. Net charge-offs in the quarter totaled $1.5 million, down from $5.0 million of net charge-offs in the third quarter of 2012. Of the $1.5 million in net charge-offs during the quarter, $967 thousand had been specifically reserved as of June 30, 2013.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At September 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$74,169	$88,951	$—
Loans with an allowance recorded	40,798	41,163	2,958
Total	$114,967	$130,114	$2,958

	At December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$53,615	$67,262	$—
Loans with an allowance recorded	70,350	72,220	6,368
Total	$123,965	$139,482	$6,368

The Company had 190 impaired loans totaling $115.0 million at September 30, 2013 and 167 impaired loans totaling $124.0 million at December 31, 2012. The average recorded investment in these loans for the three and nine months ended September 30, 2013 was $122.2 million and $123.5 million compared with $130.8 million and $154.7 million for the three and nine months ended September 30, 2012. Impaired loans of $40.8 million at September 30, 2013 had a valuation allowance of $3.0 million. At December 31, 2012, impaired loans of $70.4 million had a valuation allowance of $6.4 million.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2012 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2013			At December 31, 2012
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$12,132	48.7%	53.2%	$13,388	48.2%	50.3%
Home equity	4,636	18.6%	8.4%	4,648	16.7%	10.2%
	16,768	67.3%	61.6%	18,036	64.9%	60.5%
Commercial loans
Commercial real estate	4,468	17.9%	26.0%	5,312	19.1%	27.0%
Multifamily	770	3.1%	2.7%	622	2.2%	1.3%
Construction/land development	1,392	5.6%	5.2%	1,580	5.7%	5.3%
Commercial business	1,496	6.1%	4.5%	2,201	8.1%	5.9%
	8,126	32.7%	38.4%	9,715	35.1%	39.5%
Total allowance for credit losses	$24,894	100.0%	100.0%	$27,751	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Allowance at the beginning of period	$27,858	$27,125	$27,751	$42,800
(Reversal of) provision for loan losses	(1,500)	5,500	900	7,500
Recoveries:
Consumer
Single family	179	22	425	455
Home equity	273	121	526	398
	452	143	951	853
Commercial
Commercial real estate	—	130	—	258
Construction/land development	348	193	699	835
Commercial business	25	631	173	717
	373	954	872	1,810
Total recoveries	825	1,097	1,823	2,663
Charge-offs:
Consumer
Single family	(606)	(1,363)	(2,468)	(3,889)
Home equity	(377)	(1,078)	(1,515)	(3,577)
	(983)	(2,441)	(3,983)	(7,466)
Commercial
Commercial real estate	(1,306)	(1,757)	(1,449)	(3,474)
Construction/land development	—	(1,823)	(148)	(13,858)
Commercial business	—	(74)	—	(538)
	(1,306)	(3,654)	(1,597)	(17,870)
Total charge-offs	(2,289)	(6,095)	(5,580)	(25,336)
(Charge-offs), net of recoveries	(1,464)	(4,998)	(3,757)	(22,673)
Balance at end of period	$24,894	$27,627	$24,894	$27,627

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$71,686	$4,819	$76,505
Home equity	2,426	132	2,558
	74,112	4,951	79,063
Commercial
Commercial real estate	20,385	—	20,385
Multifamily	3,190	—	3,190
Construction/land development	3,122	3,544	6,666
Commercial business	120	—	120
	26,817	3,544	30,361
	$100,929	$8,495	$109,424

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$67,483	$3,931	$71,414
Home equity	2,288	465	2,753
	69,771	4,396	74,167
Commercial
Commercial real estate	21,071	770	21,841
Multifamily	3,221	—	3,221
Construction/land development	6,365	5,042	11,407
Commercial business	147	—	147
	30,804	5,812	36,616
	$100,575	$10,208	$110,783

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $17.6 million and $13.1 million, at September 30, 2013 and December 31, 2012, respectively.

The following tables present information about TDRs by loan portfolio segment and loan class.

	At September 30, 2013
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related cumulative charge-offs

Consumer loans
Single family (1)
	Interest rate reduction	151	$75,155	$3,504
	Payment restructure	8	1,350	—
		159	$76,505	$3,504
Home equity
	Interest rate reduction	20	$2,384	$25
	Payment restructure	5	174	—
		25	$2,558	$25
Total consumer
	Interest rate reduction	171	$77,539	$3,529
	Payment restructure	13	1,524	—
		184	$79,063	$3,529
Commercial loans
Commercial real estate
	Interest rate reduction	2	$5,779	$1,884
	Forgiveness of principal	1	14,606	1,000
		3	$20,385	$2,884
Multifamily
	Interest rate reduction	2	$3,190	$—
		2	$3,190	$—
Construction/land development
	Interest rate reduction	3	$6,254	$7,063
	Forgiveness of principal	1	412	49
		4	$6,666	$7,112
Commercial business
	Payment restructure	1	120	68
		1	$120	$68
Total commercial
	Interest rate reduction	7	$15,223	$8,947
	Payment restructure	1	120	68
	Forgiveness of principal	2	15,018	1,049
		10	$30,361	$10,064
Total loans
	Interest rate reduction	178	$92,762	$12,476
	Payment restructure	14	1,644	68
	Forgiveness of principal	2	15,018	1,049
		194	$109,424	$13,593

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $17.6 million at September 30, 2013.

	At December 31, 2012
(dollars in thousands)	Concession type	Number of loan relationships	Recorded investment	Related cumulative charge-offs

Consumer loans
Single family (1)
	Interest rate reduction	118	$70,042	$3,647
	Payment restructure	8	1,372	—
		126	$71,414	$3,647
Home equity
	Interest rate reduction	19	$2,577	$176
	Payment restructure	5	176	—
		24	$2,753	$176
Total consumer
	Interest rate reduction	137	$72,619	$3,823
	Payment restructure	13	1,548	—
		150	$74,167	$3,823
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,071	$1,884
	Payment restructure	1	15,770	—
		3	$21,841	$1,884
Multifamily
	Interest rate reduction	2	$3,221	$—
		2	$3,221	$—
Construction/land development
	Interest rate reduction	4	$10,753	$7,065
	Forgiveness of principal	2	654	43
		6	$11,407	$7,108
Commercial business
	Payment restructure	1	$147	$68
		1	$147	$68
Total commercial
	Interest rate reduction	8	$20,045	$8,949
	Payment restructure	2	15,917	68
	Forgiveness of principal	2	654	43
		12	$36,616	$9,060
Total loans
	Interest rate reduction	145	$92,664	$12,772
	Payment restructure	15	17,465	68
	Forgiveness of principal	2	654	43
		162	$110,783	$12,883

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $13.1 million at December 31, 2012.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$10,359	$5,170	$12,648	$43,762	$71,939	$5,494
Home equity	554	100	2,295	—	2,949	—
	10,913	5,270	14,943	43,762	74,888	5,494
Commercial loans
Commercial real estate	—	—	6,861	—	6,861	—
Construction/land development	—	—	3,544	—	3,544	5,815
Commercial business	—	—	1,405	—	1,405	957
	—	—	11,810	—	11,810	6,772
Total	$10,913	$5,270	$26,753	$43,762	$86,698	$12,266

	At December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$11,916	$4,732	$13,304	$40,658	$70,610	$4,071
Home equity	787	242	2,970	—	3,999	—
	12,703	4,974	16,274	40,658	74,609	4,071
Commercial loans
Commercial real estate	—	—	6,403	—	6,403	10,283
Construction/land development	—	—	5,042	—	5,042	9,587
Commercial business	—	—	2,173	—	2,173	—
	—	—	13,618	—	13,618	19,870
Total	$12,703	$4,974	$29,892	$40,658	$88,227	$23,941

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2013, our primary liquidity ratio was 36.8% compared to 43.9% at December 31, 2012.

At September 30, 2013 and December 31, 2012, the Bank had available borrowing capacity of $91.4 million and $55.7 million from the FHLB, and $382.8 million and $124.3 million from the Federal Reserve Bank of San Francisco, respectively.

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

Cash Management

For the nine months ended September 30, 2013, cash and cash equivalents increased $12.6 million, compared to a decrease of $241.3 million for the nine months ended September 30, 2012. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2013, net cash of $258.2 million was provided by operating activities, as proceeds from the sale of loans held for sale were largely offset by cash used to fund the production of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2012, net cash of $336.1 million was used in operating activities, primarily to fund the production of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the nine months ended September 30, 2013, net cash of $447.7 million was used in investing activities, as the Company increased the balances of its investment securities portfolio and its loans held for investment portfolio. For the nine months ended September 30, 2012, net cash of $39.0 million was used in investing activities, as we used the proceeds from our stock issuance to purchase available-for-sale securities. Net purchases in our investment securities portfolio were $232.6 million during that period, reflecting management's decision during the quarter to increase this component of the overall asset mix.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the nine months ended September 30, 2013, net cash of $202.1 million was provided by financing activities. We had net proceeds of $79.6 million of FHLB advances as the Company grew its investment securities portfolio by $157.3 million and its loans held for investment portfolio by $201.2 million, both of which require additional wholesale funding. The decline of customer deposits due to the maturity of certificates of deposit was partially offset by increased transaction and savings deposits. For the nine months ended September 30, 2012, net cash of $133.9 million was provided by financing activities as the Company had net proceeds of $87.8 million from the issuance of common stock, mostly through our initial public offering, which we used to purchase available-for-sale investment securities.

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

At September 30, 2013 the Bank was “well capitalized” under the FDIC regulatory requirements.

The following tables present the Bank’s capital amounts and ratios.

	At September 30, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$302,959	10.85%	$111,691	4.0%	$139,614	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	302,959	17.19%	70,505	4.0%	105,757	6.0%
Total risk-based capital (to risk-weighted assets)	325,027	18.44%	141,010	8.0%	176,262	10.0%

	At December 31, 2012
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05%	63,596	4.0%	95,394	6.0%
Total risk-based capital (to risk-weighted assets)	306,934	19.31%	127,192	8.0%	158,991	10.0%

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

Under the Rules, both the Company and the Bank will be required to meet certain minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0%

and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

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

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
An investment in the Company is speculative and involves a high degree of risk. The risks described below represent some of the material risks you should carefully consider before making an investment decision. If any of these risks occur, our business, capital, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the price of our common stock could decline significantly and you could lose all or a part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also become important factors that materially and adversely affect our business, capital, liquidity, financial condition and results of operations. You should carefully consider the following risk factors, together with the other information contained in this Report and other documents we file with the SEC, before making an investment decision about the Company.

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

A significant portion of our noninterest income is derived from originating residential mortgage loans and selling them into the secondary market. That business has benefited from a long period of historically low interest rates. To the extent interest rates rise, particularly if they rise substantially, we may experience a reduction in mortgage financing and refinancing of new home purchases. These factors have and may in the future further negatively affect our mortgage loan origination volume and adversely affect our noninterest income.

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

The Federal Reserve System or Federal Reserve is responsible for regulating the supply of money in the United States, and as a result its monetary policies strongly influence our costs of funds for lending and investing as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities and mortgage servicing rights, or MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or at all. We have no control over the monetary policies of the Federal Reserve Board and cannot predict when changes are expected or what the magnitude of such changes may be.

As a result of the Federal Reserve Board's concerns regarding continued slow economic growth, the Federal Reserve Board's Open Market Committee expanded its standing monetary policy, known as “quantitative easing,” in September 2012 to provide for a purchases by the Federal Reserve of up to $40 billion per month of mortgage-backed securities in the secondary market and up to $45 billion per month of longer-term United States Treasury securities. This program, which is intended to bolster the U.S. economy by retaining relatively low interest rates to promote increased spending, was adopted in 2008 and originally provided for the repurchase of only treasury securities. The inclusion of mortgage-backed securities was intended to have the effect of maintaining historically low mortgage interest rates. Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans and on the continuing servicing of those loans, the Federal Reserve Board's policy may have had, and for so long as the program continues, may continue to have, the effect of supporting higher revenues than might otherwise be available. Contrarily, a reduction in or termination of this policy, absent a significant rebound in employment and real wages, would likely reduce mortgage originations throughout the United States, including ours. Recent speculation regarding potential changes in this policy has led to volatility in the financial markets and may have been a factor in increasing mortgage interest rates, reducing the overall demand in the market for mortgage loan origination. An actual reduction or termination of the quantitative easing program would likely further raise interest rates, which could reduce our mortgage origination revenues and in turn have a material adverse impact upon our business.

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

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that has significant volatility and is facing significant regulatory changes which take effect in January 2014.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. Moreover, a significant increase in interest rates, which we experienced in the second quarter of 2013, may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

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
We have been rapidly increasing the growth of our mortgage banking business through hiring of additional loan officers and support personnel, and the costs associated with that growth may not keep pace with the anticipated increase in our revenues.
Beginning in February of 2012, we have hired a substantial number of mortgage loan personnel, including large groups of employees previously affiliated with MetLife Home Loans. In addition to increasing our exposure to a more volatile segment of our business, the rapid expansion of our single family mortgage loan operations through hiring a large number of additional employees in our traditional markets and in additional Western states involves significant expense and exposes us to potential additional risks, including:

•	Expenses related to hiring and training a large number of new employees;

•	Higher compensation costs relative to production in the initial months of new employment;

•	Increased compliance costs;

•	Costs associated with opening new offices that may be needed to provide for the new employees;

•	New state laws and regulations to which we have not been previously subject;

•	Diversion of management's attention from the daily operations of other aspects of the business;

•	The potential of litigation related from prior employers related to the portability of their employees;

•	The potential loss of other key employees.

We cannot give assurance that these costs and other risks will be fully offset or mitigated by increased revenue generated by the expansion in this business line in the near future, or at all.
Efforts to integrate future acquisitions could consume significant resources.

In addition to our recently announced acquisitions of Fortune Bank, Yakima National Bank and agreements to acquire two retail branches of AmericanWest Bank, which are expected to close in the fourth quarter of 2013, we may seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. These acquisitions and pending acquisitions and any other future acquisition we may undertake involve numerous risks related to the integration of the acquired assets or entity into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

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

Substantially all of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices have recently increased in markets in which we operate, if market values were to decline again, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more geographically diversified.

Worsening conditions in the real estate market and higher than normal delinquency and default rates on loans could cause other adverse consequences for us, including:

•
the reduction of cash flows and capital resources, as we are required to make cash advances to meet contractual obligations to investors, process foreclosures, and maintain, repair and market foreclosed properties;

•	declining mortgage servicing fee revenues;

•	increasing loan servicing costs;

•	declining fair value on our mortgage servicing rights; and

•	declining fair values and liquidity of securities held in our investment portfolio that are collateralized by mortgage obligations.

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

In addition, we are currently pursuing a strategy of growth through acquisition, including the acquisitions of Fortune Bank, Yakima National Bank and the pending acquisitions of two branches of AmericanWest Bank. Upon the closing of those acquisitions, we have added and will be adding loans held by the acquired company or branch to our books. Although we review loan quality as part of our diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Changes in fee structures by third party loan purchasers and mortgage insurers may decrease the margin we can recognize on conforming home loans and may adversely impact our results of operations.
Recently, certain third party loan purchasers have revised their fee structures and increased the costs of doing business with them. For example, certain purchasers of conforming loans, including Fannie Mae and Freddie Mac, raised costs for guarantor fees and other required fees and payments. Additionally, the FHA raised costs for premiums and and extended the period for which private mortgage insurance is required on a loan purchased by them. These changes increased the cost of selling conforming loans to third party loan purchasers which in turn decreases our margin and negatively impacts our profitability. Additional changes in the future from third party loan purchasers may have a negative impact on our ability to originate loans to be sold because of the increased costs of such loans and may decrease our profitability with respect to loans held for sale. In addition, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these third party loan purchasers could negatively impact our results of business, operations and cash flows.
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

While there is no clarity on what will ultimately happen to Fannie Mae and Freddie Mac, any dismantling of those entities, or any other legislation that calls for the restructuring of Fannie those entities in such a way that restricts their loan purchase programs, may have a material adverse effect on our ability to originate loans and sell those loans to third party purchasers, which in turn would have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $146.3 million at September 30, 2013 and $95.5 million at December 31, 2012. Changes in Fannie Mae's and Freddie Mac's policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

The Dodd-Frank Act is expected to increase our costs of operations, increase our regulatory and legal risks and may have a material negative effect on us.

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

On July 2, 2013, the U.S. federal banking regulators (including the Federal Reserve and FDIC) jointly announced the adoption of new rules relating to capital standards requirements, including requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. A substantial portion of these rules will apply to both the Company and the Bank beginning in January 2015. As part of these new rules, both the Company and the Bank will be required to have a common equity Tier 1 capital ratio of 4.5%, have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, both the Company and the Bank will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%, which in effect brings the common equity Tier 1 capital ratio requirement to 7% to preclude regulatory restrictions on specified operations. In this regard, any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Additional prompt corrective action rules will apply to the Bank, including higher ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ration calculations. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels.

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

New federal and state legislation, case law or regulatory action may negatively impact our business.

Enacted legislation, including the Dodd-Frank Act, as well as future federal and state legislation, case law and regulations could require us to revise our operations and change certain business practices, impose additional costs, reduce our revenue and earnings and otherwise adversely impact our business, financial condition and results of operations. For instance,

•
Recent legislation and court decisions with precedential value could allow judges to modify the terms of residential mortgages in bankruptcy proceedings and could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process.

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

In the first quarter of 2012 and again in the second quarter of 2013, we were notified that the provider of one of the Bank's critical information technology and transaction processing systems was identified as posing a significant risk to banking operations for that vendor's clients. That vendor encountered a significant cyber-attack and related computer fraud, and there have been indications that in the absence of a prompt remediation of known and unknown deficiencies, that vendor's systems may create enhanced risk for users.
The Bank does not use this system that was the subject of the cyber-attack; however, the Bank uses this vendor for a wide variety of important functions, and given their progress in remediating these issues, and subject to the vendor's continued progress, we have plans to increase our reliance on this vendor and its products and services. Our Board of Directors, as well as the Bank's Board of Directors, were briefed on this development and are provided quarterly updates on the vendor's remediation efforts. Although the vendor believed all of the outstanding actions had been completed by March 31, 2013, a subsequent assessment found those remediation activities had not been wholly effective. If these concerns are not addressed effectively, the Bank could experience a number of potentially materially adverse consequences, including:

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

To date we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, to continue to modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities.

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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statements of Financial Condition as of September 30, 2013, and December 31, 2012, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 7, 2013.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer