Form 10-K
period 2013-12-31
HomeStreet, Inc.
filed 2014-03-17
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $248.0 million, based on a closing price of $21.45 per share of common stock on the NASDAQ Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of February 28, 2014 was 14,841,290.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information that will be contained in the definitive proxy statement for the registrant's annual meeting to be held in 2014 is incorporated by reference into Part III of this Form 10-K.

Unless we state otherwise or the content otherwise requires, references in this Form 10-K to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART 1

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions. When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements, and we may take actions that differ from our current plans and expectations. The known risks that could cause our results to differ, or may cause us to take actions that are not currently planned or expected, are described in Item 1A, Risk Factors.

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

General

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. (the "Company") is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides residential and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, loans for residential and commercial real estate construction, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®) (DUS® is a registered trademark of Fannie Mae.) in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement known as WMS Series LLC (“WMS LLC”). At December 31, 2013, we had total assets of $3.07 billion.

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

At December 31, 2013, we had a network of 30 bank branches in the Puget Sound, Eastern and Southwest regions of Washington state, Portland, Oregon and Hawaii, as well as 44 stand-alone lending centers located in these same areas and additionally in California; the Eugene and Salem regions of Oregon; and in the Boise and northern regions of Idaho. WMS LLC provides point-of-sale loan origination services at 41 Windermere Real Estate offices in Washington and Oregon.

We operate two business segments: Commercial and Consumer Banking and Mortgage Banking. For a discussion of operating results of these lines of business, see "Business Segments" within Management's Discussion and Analysis of this Form 10-K.

Commercial and Consumer Banking. We provide diversified financial products and services to our commercial and consumer customers through personal service at bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types.

Mortgage Banking. We originate and purchase single family mortgage loans for sale in the secondary markets. Most of our single family mortgage loans are originated on a retail basis by HomeStreet loan officers. We also purchase mortgage loans from WMS LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered to loan wholesalers or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

Shares of our common stock are traded on the NASDAQ Global Select Market under the symbol “HMST.”

Acquisitions

On November 1, 2013, the Company completed its acquisitions of Fortune Bank (“Fortune”) and YNB Financial Services Corp. (“YNB”), the parent company of Yakima National Bank.

On December 6, 2013, the Company acquired two retail deposit branches and certain related assets from AmericanWest Bank, a Washington state-chartered bank. The branches are located on Bainbridge Island and in West Seattle.

Recent Developments

HomeStreet Bank was recently evaluated, assessed and assigned its respective mortgage origination and servicer (collectively “servicer”) ratings by both Moody's Investors Service (“Moody’s) and Fitch Ratings Inc. (“Fitch”). Moody's has assigned a servicer quality assessment of SQ4+ as a primary servicer of prime residential mortgage loans. Fitch has assigned a residential mortgage servicer rating for prime product of RPS3-; outlook stable. The Bank initiated this process as part of its mortgage banking strategy to potentially expand its loan investor markets and provide greater liquidity. We expect to continue to undergo these review processes in the future. For additional information please visit www.moodys.com and www.fitchratings.com. Information from these sites is not a part of this report and is not incorporated herein.

On March 5, 2014, the Company announced its intent to sell two pools of residential loans, while retaining the right to service such loans. The first pool is comprised of fixed-rate residential mortgage loans with outstanding principal balances of approximately $105 million. The second pool is comprised of adjustable rate residential mortgage loans with outstanding principal balances of approximately $222 million. The mortgage loans subject to these sales are located in Washington, Oregon, Idaho and Hawaii. The $105 million pool sale is expected to close in March 2014 and the $222 million pool sale is expected to close in April 2014. These sales are subject to numerous contingencies, including the successful negotiation and execution of final agreements between the parties.

Business Strategy

During 2013, significant progress was made in building a strong foundation for achieving growth and diversification. We grew our Commercial and Consumer Banking segment by expanding our business development capacity and geographic footprint through hiring additional loan officers, opening two de novo bank branches, purchasing two bank branches and acquiring two community banks. In our Mortgage Banking segment, we continued to build on our heritage as a single family mortgage lender by increasing the number of mortgage lending offices within our current footprint as well as expanding into California and by targeted hiring throughout our network of mortgage lending offices. We have hired additional purchase-oriented lending officers in order to help mitigate the impact of the transition to a purchase mortgage market and reduced refinancing activity.

We are pursuing the following strategies in our business segments:

Commercial and Consumer Banking. Our Commercial and Consumer Banking strategy involves growth through expansion while improving operations and productivity to drive cost efficiencies. Through our recent acquisitions of Fortune and YNB, we increased our portfolio of commercial business loans and added experienced commercial lending officers and managers. We increased our presence in the Puget Sound area through the Fortune acquisition and expanded into central and eastern Washington through our acquisition of YNB. We plan to expand our commercial real estate business, with a focus on our multifamily mortgage origination business, particularly through our Fannie Mae DUS origination and servicing relationships. We plan to expand beyond our current markets by forming strategic alliances with multifamily property service providers inside and outside our existing lending areas. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS seller and servicer. In addition, we have historically supported our DUS program by providing new construction and short-term bridge loans to experienced borrowers who intend to build or purchase apartment buildings for renovation, which we then seek to replace with permanent financing upon completion of the projects.

We also originate commercial construction real estate loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within the Company's geographic footprint. We also may place loans with capital market sources, such as life insurance companies.

Our Commercial and Consumer Banking strategy also involves the expansion of our retail deposit branch network, primarily focusing on high-growth areas of Puget Sound, in order to build convenience and market share. In connection with this strategy, we opened two de novo branches during 2013 and acquired two retail deposit branches from AmericanWest Bank in the fourth quarter of 2013. We are also in the process of growing our consumer banking business in central and eastern Washington through our recent acquisition of YNB, which allowed us to add four retail deposit branches in those regions. We intend to continue to add de novo retail deposit branches in new and existing markets. We seek to meet the financial needs of our consumer and business customers by providing targeted banking products and services, investment services and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. We intend to grow our network of retail deposit branches and in turn grow our core deposits and increase business deposits from new cash management and business lending customers.

Mortgage Banking. We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last four years. We plan to continue to grow our business through targeted hiring of loan originators with successful track records and an emphasis on purchase mortgage transactions. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We also expect to use portfolio lending to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits.

Market and Competition

The financial services industry is highly competitive. We compete with banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with several financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising and offer a broader array of products and services. The number of competitors for middle-market business customers has, however, decreased in recent years due to bank failures and consolidations. At the same time, national banks have been focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in the Pacific Northwest. We have taken advantage of the failures and takeovers of certain of our competitors by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality services, products and expertise. We believe there is a significant opportunity for a well-capitalized, community-focused bank that emphasizes responsive and personalized service to provide a full range of financial services to small- and middle-market commercial and consumer customers in those markets where we do business.

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

Employees

As of December 31, 2013 the Company employed 1,502 full-time equivalent employees compared to 1,099 full-time equivalents at December 31, 2012.

Where You Can Obtain Additional Information

We file annual, quarterly, current and other reports with the Securities and Exchange Commission (the "SEC"). We make available free of charge on or through our website http://www.homestreet.com all of these reports (and all amendments thereto), as soon as reasonably practicable after we file these materials with the SEC. Please note that the contents of our website do not constitute a part of our reports, and those contents are not incorporated by reference into this report or any of our other securities filings. You may review a copy of our reports, including exhibits and schedules filed therewith, and obtain copies of such materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the SEC.

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
The Bank is a Washington state-chartered savings bank. The Bank is subject to regulation, examination and supervision by the WDFI and the Federal Deposit Insurance Corporation (the "FDIC").
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
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of savings and loan holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. In recent years, in response to the financial crisis, the Federal Reserve has created several innovative programs to stabilize certain financial institutions, to help ensure the availability of credit and to purchase financial assets through programs such as quantitative easing. Quantitative easing has had a significant impact on the market for mortgage-backed securities ("MBS") and by some accounts has stimulated the national economy. We believe these policies have had a beneficial effect on the Company and the mortgage banking industry as a whole. In late 2013, the Federal Reserve announced it would begin to scale back its purchases of financial assets. We cannot predict the effects of this tapering. In addition, we cannot predict the nature or impact of future changes in monetary and fiscal policies of the Federal Reserve.
Company Order
The Company previously was subject to an Order to Cease and Desist issued by the OTS on May 18, 2009 and subsequently administered by the Federal Reserve. This order was terminated by the Federal Reserve effective March 26, 2013.

Consent Agreement/Memorandum of Understanding
The Bank had previously consented to the issuance by the FDIC and the WDFI of an Order to Cease and Desist dated May 8, 2009. The Bank Order was terminated on March 26, 2012. Also on March 26, 2012, the Bank entered into a MOU with the FDIC and the WDFI. The MOU was terminated on December 27, 2012.
Regulation of the Company
General
Because we have made an election under Section 10(1) of the Home Owners' Loan Act (“HOLA”) for the Bank to be treated as a “savings association” for purposes of Section 10 of HOLA, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Among other things, the Federal Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, savings and loan holding companies have not been subject to any specific regulatory capital ratios, although they have been subject to review by the Federal Reserve and approval of capital levels as part of its examination process. However, under the Dodd-Frank Act, the Company will become subject to capital requirements. Our continued ability to use the provisions of Section 10(1) of HOLA - which allow the Company to be registered as a savings and loan holding company rather than as a bank holding company - is conditioned upon the Bank's continued qualification as a lender under the Qualified Thrift Lender test set forth in HOLA. See “- Regulation and Supervision of HomeStreet Bank - Qualified Thrift Lender Test.” Since the Bank is chartered under Washington law, the WDFI has authority to regulate the Company generally relating to its conduct affecting the Bank. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.
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
The Company had previously elected to defer the payment of interest on its outstanding Trust Preferred Securities ("TruPS"), and therefore had been prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock until it is current on all interest payments due. On March 12, 2013, the Federal Reserve approved the Company's request to make its interest payments current on its outstanding TruPS and the Company subsequently paid all deferred and current interest owed on its outstanding TruPS on March 15, 2013.

The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company. New capital rules will impose additional requirements on the ability of the Company and the Bank to pay dividends. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules.”
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

We will remain an Emerging Growth Company for up to five years from the end of the year of our initial public offering, or until (1) we have total annual gross revenues of at least $1 billion, (2) we qualify as a large accelerated filer, or (3) we issue more than $1 billion in nonconvertible debt in a three-year period.

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
Washington law also governs numerous corporate activities relating to the Bank, including the Bank's ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank generally may not declare a cash dividend on its capital stock if payment of such dividend would cause its net worth to be reduced below the net worth requirements, if any, imposed by the WDFI and dividends may not be paid in an amount greater than its retained earnings without the approval of the WDFI. These restrictions are in addition to restrictions imposed by federal law. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the WDFI. No person or entity may acquire control of the Bank until 30 days after filing an application with the WDFI, who has the authority to disapprove the application. Washington law defines “control” of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25.0% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank's articles of incorporation requires the approval of the WDFI.
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

•
In order to prevent abusive residential lending practices, new responsibilities are imposed on parties engaged in residential mortgage origination, brokerage and lending, and securitizers of mortgages and other asset-backed securities ("ABS") are required, subject to certain exemptions, to retain not less than five percent of the credit risk of the mortgages or other assets backing the securities.

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

•
Restrictions on banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the Volcker Rule), and requiring sponsors of ABS to retain an ownership stake in the ABS.

In part because not all of the regulations implementing the Dodd-Frank Act have yet been finalized or become effective, it is difficult to predict at this time what specific impact the Dodd-Frank Act and the final rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.
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
For the purpose of determining an institution's assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution's capital levels and its supervisory evaluation. These institutions generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2013, the Bank's assessment rate was 6 basis points on average assets less average tangible equity capital.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2014 is 0.62 basis points.
Qualified Thrift Lender Test
A savings association can comply with the Qualified Thrift Lender test either by meeting the Qualified Thrift Lender test set forth in the HOLA and its implementing regulations or by qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986 and implementing regulations.
To qualify under the HOLA test, the Bank is required to maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” are total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of the property used to conduct business. “Qualified thrift investments” primarily consists of residential mortgages and related investments, including certain MBS, home equity loans, credit card loans, student loans and small business loans.

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
As of December 31, 2013, the Bank held approximately 91% of its portfolio assets in qualified thrift investments and had more than $2.16 billion of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2013. Therefore, the Bank qualified under the HOLA test. A savings association subsidiary of a savings and loan holding company that does not meet the Qualified Thrift Lender test must comply with the following restrictions on its operations:

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
The FDIC currently measures a bank's capital using the (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 capital leverage ratio. The risk-based measures are based on ratios of qualifying capital to risk-weighted assets. To determine risk-weighted assets, assets are placed in one of five categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the five categories. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. Under the current capital rules, banks are required to have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and Tier 1 capital leverage ratio generally of at least 4.00%

Prompt Corrective Action Regulations
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
New Capital Regulations
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
Under the Rules, both the Company and the Bank will be required to meet certain minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The prompt corrective action rules, which apply to the Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the Rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively.
The Rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $815 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
The Rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
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
Limitations on Transactions with Affiliates
Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity which controls, is controlled by or is under common control with the Bank but which is not a subsidiary of the Bank. The Company and its non-bank subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the Bank's capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or certain transactions with an affiliate that involves the borrowing or lending of securities and certain derivative transactions with an affiliate.
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
The FDIC and the federal banking agencies have also issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.
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
Volcker Rule

In December 2013, the FDIC, the FRB and various other federal agencies issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volcker Rule.” Subject to certain exceptions, the final rules generally prohibit banks and affiliated companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on those instruments, for their own account. The final rules also impose restrictions on banks and their affiliates from acquiring or retaining an ownership interest in, sponsoring or having certain other relationships with hedge funds or private equity funds. Compliance with the rule will be required by July 21, 2015.
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
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $12.4 million up to $79.5 million in 2013 and 10% of the accounts over $79.5 million. Net transaction accounts up to $12.4 million are exempt from reserve requirements. The regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $13.3 million up to $89.0 million in 2014 and 10% of the accounts over $89.0 million. Net transaction accounts up to $12.4 million are exempt from reserve requirements.
Federal Home Loan Bank System
The Federal Home Loan Bank system consists of twelve regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"). As a member, the Bank is required to own stock in the FHLB and currently owns $35.3 million of stock in the FHLB. The Federal Housing Finance Agency (the “Finance Agency”) is the primary regulator of the FHLB, and the Finance Agency classified the FHLB as undercapitalized in August 2009. In October 2010, the FHLB entered into a Stipulation and Consent to The Issuance of a Consent Order with the Finance Agency, which sets forth requirements for capital management, asset composition and other operating and risk management improvements. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized but the FHLB remained subject to the Consent Order. On November 22, 2013, the Finance Agency issued an amended Consent Order, which modifies and supersedes the October 2010 Consent Order. The amended Consent Order acknowledges the FHLB’s fulfillment of many of the requirements set forth in the 2010 Consent Order and improvements in the FHLB’s financial performance, while continuing to impose certain restrictions on its ability to repurchase, redeem, and pay dividends on its capital stock. As such, Finance Agency approval or non-objection will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.
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
Dividends
Dividends from the Bank constitute an important source of funds for dividends that may be paid by the Company to shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position and is limited by federal and state laws. Under Washington law, the Bank may not declare or pay a cash dividend on its capital stock if this would cause its net worth to be reduced below the net worth requirements, if any, imposed by the WDFI. In addition, dividends on the Bank's capital stock may not be paid in an amount greater than its retained earnings without the approval of the WDFI.
The amount of dividends actually paid during any one period will be strongly affected by the Bank's policy of maintaining a strong capital position. Because the Bank is treated as a savings association subsidiary of a savings and loan holding company, it must give the Federal Reserve at least 30 days' advance notice of the proposed declaration of a dividend on its guaranty, permanent or other non-withdrawable stock. Federal law prohibits an insured depository institution from paying a cash dividend if this would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. New capital rules adopted by the FDIC will impose additional requirements on the Bank’s ability to pay dividends. See “- Capital and Prompt Corrective Action Requirements - New Capital Rules.”

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
The Dodd-Frank Act established the CFPB as a new independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of $10 billion or more.
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
Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations establishes membership requirements and additional responsibilities for our audit committee, imposes restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposes additional responsibilities for our external financial statements on our chief executive officer and chief accounting officer, expands the disclosure requirements for our corporate insiders, requires our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and requires our independent registered public accounting firm to issue a report on our internal control over financial reporting.

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

Fluctuations in interest rates could adversely affect the value of our assets and reduce our net interest income and noninterest income, thereby adversely affecting our earnings and profitability.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may reduce our mortgage revenues, which would negatively impact our noninterest income and, to a lesser extent, our net interest income, and may impact demand for our residential loan products and the revenue realized on the sale of loans. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

In addition, our securities portfolio includes securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and other securities that are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders' equity until realized upon sale. Future interest rate fluctuations may impact the value of these securities and as a result, shareholders' equity, causing material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition.

A significant portion of our noninterest income is derived from originating residential mortgage loans and selling them into the secondary market. That business has benefited from a long period of historically low interest rates. To the extent interest rates rise, particularly if they rise substantially, we may experience a reduction in mortgage financing of new home purchases and refinancing. These factors have and may in the future further negatively affect our mortgage loan origination volume and adversely affect our noninterest income.

Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations.

In particular, we may face risks related to market conditions that may negatively impact our business opportunities and plans, such as:

•
Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;

•
Regulatory scrutiny of the industry could increase, leading to harsh regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar;

•
The models we use to assess the creditworthiness of our customers may prove less reliable than we had anticipated in predicting future behaviors which may impair our ability to make good underwriting decisions;

•	Challenges in accurately estimating the ability of our borrowers to repay their loans if our forecasts of economic conditions and other economic predictions are not accurate;

•	Further erosion in the fiscal condition of the U.S. Treasury that may lead to new taxes limiting the ability of the Company to pursue growth and return profits to shareholders; and

•	Uncertainty regarding future political developments and fiscal policy.

If recovery from the economic recession slows or if we experience another recessionary dip, our ability to access capital and our business, financial condition and results of operations may be adversely impacted.

The proposed restructuring of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could negatively affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily DUS program. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. None of these proposals have yet been defined with any specificity, and so we cannot predict how any such initiative would impact our business. However, any restructuring of Fannie Mae and Freddie Mac that restricts their loan purchase programs may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $162.5 million at December 31, 2013. Changes in Fannie Mae's and Freddie Mac's policies and operations that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

We are subject to extensive regulation that has in the past restricted and could further restrict our activities in the future, including capital distributions, and impose financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations to which we are subject are evolving and change frequently. Changes to those laws, rules and regulations are also sometimes retroactively applied. Examination findings by the regulatory agencies may result in adverse consequences to the Company or the Bank. Further, we have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit premiums assessed and require us to increase our allowance for loan losses.

The Dodd-Frank Act is expected to increase our costs of operations and may have a material negative effect on us.

The Dodd-Frank Act significantly changed the laws as they apply to financial institutions and revised and expanded the rulemaking, supervisory and enforcement authority of federal banking regulators. It is also expected to have a material impact on our relationships with current and future customers.

Some of these changes were effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions, not all of which have been completed or are in effect, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. See “Regulation and Supervision” in Item 1 of this Form 10-K.

We will be subject to more stringent capital requirements.

In July 2013, the U.S. federal banking regulators (including the Federal Reserve and FDIC) jointly announced the adoption of new rules relating to capital standards requirements, including requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. A substantial portion of these rules will apply to both the Company and the Bank beginning in January 2015. As part of these new rules, both the Company and the Bank will be required to have a common equity Tier 1 capital ratio of 4.5%, have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, both the Company and the Bank will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%, which means in effect that in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based ratio requirement will be 10.5%. In this regard, any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The requirement for a conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Additional prompt corrective action rules will apply to the Bank, including higher ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the new common equity Tier 1 capital to the extent that any one such category exceeds 10% of new common equity Tier 1 capital, or all such categories in the aggregate exceed 15% of  new common equity Tier 1 capital. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules.”

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

•
Recent court cases in Oregon and Washington have challenged whether Mortgage Electronic Registration Systems, Inc. (“MERS”) meets the statutory definition of deed of trust beneficiary under applicable state laws. Based on decisions handed down by courts in Oregon, we and other servicers of MERS-related loans have elected to foreclose through judicial procedures in Oregon, resulting in increased foreclosure costs, longer foreclosure timelines and additional delays. If the Oregon case law is upheld on appeal, and/or if the Washington or other state courts where we do significant business issue a similar decision in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies, servicing costs, and adversely affect our cost of doing business and results of operations.

We cannot offer assurances as to which, if any, of these actions may be implemented or, if implemented, to what extent they would affect our business. Any such initiatives or court decisions may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

In addition, while these legislative and regulatory proposals and courts decisions generally have focused primarily, if not exclusively, on residential mortgage origination, other laws and regulations may be enacted that affect the manner in which we do business and the products and services that we provide, restrict our ability to grow through acquisition, restrict our ability to compete in our current business or expand into any new business, and impose additional fees, assessments or taxes on us or increase our regulatory oversight. For example, our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which has broad rulemaking authority over consumer financial products and services. While the full impact of CFPB's activities on our business is still unknown, we anticipate that CFPB actions may increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision - Regulation and Supervision” in Item 1 of this Form 10-K.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay dividends to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules will impose more stringent capital requirements to maintain “well capitalized” status which may impact the Bank’s ability to pay dividends to the Company. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action

Requirements - New Capital Rules.” If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and pay dividends to the Company's shareholders. While the Company has made dividend distributions to its public shareholders in recent quarters, the Company has not adopted a dividend policy and the Company may not be able to continue paying dividends and may suspend the payment of dividends from time to time.

We cannot assure you that we will remain profitable.

We have sustained significant losses in the past and cannot guarantee that we will remain profitable or be able to maintain the level of profit we are currently experiencing. Many factors determine whether or not we will be profitable, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Increased costs from growth through acquisition as well as the acquisition of other entities could exceed the income growth anticipated from these opportunities, especially in the short term as these acquisitions are integrated into our business;

•
Changes in the interest rate environment may limit our ability to make loans, decrease our net interest income and noninterest income, reduce demand for loans, increase the cost of deposits and otherwise negatively impact our financial situation;

•
Volatility in mortgage markets, which is driven by factors outside of our control such as interest rate changes, housing inventory and general economic conditions, may negatively impact our ability to originate loans and change the fair value of our existing loans and servicing rights;

•
Changes in government-sponsored enterprises and their ability to insure or to buy our loans in the secondary market may have significant changes in our ability to recognize income on sale of our loans to third parties;

•	Competition in the mortgage market industry may drive down the interest rates we are able to offer on our mortgages;

•	Changes in the cost structures and fees of government-sponsored enterprises to whom we sell many of these loans may compress our margins and reduce our net income and profitability; and

•	Our hedging strategies to offset risks related to interest rate changes may not prove to be successful and may result in unanticipated losses for the Company.

These and other factors may limit our ability to generate revenue in excess of our costs, which in turn may result in a lower rate of profitability or even substantial losses for the Company.

We have been pursuing an aggressive growth strategy within both our single family mortgage banking and Commercial Bank business segments through hiring of additional personnel, and the costs associated with that growth may not keep pace with the anticipated increase in our revenues.

Beginning in February of 2012, we have hired a substantial number of loan and support personnel in both our traditional markets and in additional Western states. In addition to increasing our exposure to a more volatile single family mortgage banking segment of our business, the aggressive growth strategy for both the single family Mortgage Banking segment and the Commercial and Consumer Banking segment of our business exposes us to potential additional risks, including:

•	Expenses related to hiring and training a large number of new employees;

•	Higher compensation costs relative to production in the initial months of new employment;

•	Increased compliance costs;

•	Costs associated with opening new offices that may be needed to provide for the new employees;

•	New state laws and regulations to which we have not been previously subject;

•	Diversion of management’s attention from the daily operations of other aspects of the business;

•	The potential of litigation related from prior employers related to the portability of their employees;

•	The potential loss of other key employees.

We cannot give assurance that these costs and other risks will be fully offset or mitigated by potentially increased revenue generated by the expansion in this business line in the near future, or at all.

Efforts to integrate acquisitions could consume significant resources and may not be successful.

In the fourth quarter of 2013 we completed our acquisitions of Fortune Bank, Yakima National Bank and the two retail branches of AmericanWest Bank. We may seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. These acquisitions and any other future acquisition we may undertake involve numerous risks related to the integration of the acquired assets or entity into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing internal controls over financial reporting;

•	Diversion of management's attention from normal daily operations of the business;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Inability to maintain our internal standards, controls, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

Difficulties in integrating any or all of these acquisitions may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend.

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

Substantially all of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices are stable in the markets in which we operate, if market values decline, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more geographically diversified.

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
In addition, as a result of our recent acquisitions of Fortune Bank, Yakima National Bank and two branches of AmericanWest Bank, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. Although we review loan quality as part of our due diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we are heavily reliant on our third party vendors, and our vendors’ or our own our technologies, systems, networks and our customers' devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Company or our customers' confidential, proprietary and other information, or otherwise disrupt the Company's or its customers' or other third parties' business operations.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, some of our primary third party service providers may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service provider(s) conducted by federal regulators. While we have and will subject such vendor(s) to higher scrutiny and monitor any corrective measures that the vendor(s) are or would undertake, we are not able to fully mitigate any risk which could result from a breach or other operational failure caused by this, or any other vendor’s breach.

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

In addition, because of the demand for technology-driven products, banks are increasingly contracting with third party vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly transaction, strategic, reputation, cybersecurity and compliance risks. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.

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

The Federal Reserve is responsible for regulating the supply of money in the United States, and as a result its monetary policies strongly influence our costs of funds for lending and investing as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities and mortgage servicing rights, or MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the monetary policies of the Federal Reserve Board and cannot predict when changes are expected or what the magnitude of such changes may be.

As a result of the Federal Reserve Board's concerns regarding continued slow economic growth, the Federal Reserve Board, in 2008 implemented its standing monetary policy known as “quantitative easing,” a program involving the purchase of mortgage backed securities and United States Treasury securities, the volume of which has been aligned with specific economic targets or measures intended to bolster the U.S. economy. As the Federal Reserve Board, through the Federal Open Market Committee (the “Committee”), monitors economic performance, the volume of the quantitative easing program has been incrementally reduced. The Committee has stated that if incoming information broadly supports the Committee's expectation of ongoing improvement in labor market conditions and inflation moving back toward its longer-run objective, the Committee will likely reduce the pace of asset purchases in further measured steps at future meetings. However, asset purchases are not on a preset course, and the Committee's decisions about their pace will remain contingent on the Committee's outlook for the labor market and inflation as well as its assessment of the likely efficacy and costs of such purchases.

Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans and on the continuing servicing of those loans, the Federal Reserve Board's monetary policies may have had, and for so long as the program continues, may continue to have, the effect of supporting higher revenues than might otherwise be available. Contrarily, a reduction in or termination of this policy, absent a significant rebound in employment and real wages, would likely reduce mortgage originations throughout the United States, including ours. Continued reduction or termination of the quantitative easing program may likely further raise interest rates, which could reduce our mortgage origination revenues and in turn have a material adverse impact upon our business.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that has significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. Moreover, a significant increase in interest rates, such as we experienced in the second quarter of 2013, may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

We may incur losses due to changes in prepayment rates.

Our mortgage servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or depressed real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. Changes in prepayment rates are therefore difficult for us to predict. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, the fair value of portfolios of residential mortgage loan servicing rights tend to decrease during periods of declining interest rates, because greater prepayments can be expected and, as a result, the amount of loan administration income received also decreases.

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

Changes in fee structures by third party loan purchasers and mortgage insurers may decrease our loan production volume and the margin we can recognize on conforming home loans, and may adversely impact our results of operations.

Certain third party loan purchasers revised their fee structures in the third quarter of 2013 and increased the costs of doing business with them. For example, certain purchasers of conforming loans, including Fannie Mae and Freddie Mac, raised costs of guarantee fees and other required fees and payments. These changes increased the cost of mortgages to consumers and the cost of selling conforming loans to third party loan purchasers which in turn decreased our margin and negatively impacted our profitability. Additionally, the FHA raised costs for premiums and extended the period for which private mortgage insurance is required on a loan purchased by them. Additional changes in the future from third party loan purchasers may have a negative impact on our ability to originate loans to be sold because of the increased costs of such loans and may decrease our profitability with respect to loans held for sale. In addition, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these third party loan purchasers could negatively impact our results of business, operations and cash flows.

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

If we breach any representations or warranties or fail to follow guidelines when originating a FHA/HUD-insured loan or a VA-guaranteed loan, we may lose the insurance or guarantee on the loan and suffer losses and/or pay penalties.

We originate and purchase, sell and thereafter service single family loans that are insured by FHA/HUD or guaranteed by the VA. We certify to the FHA/HUD and the VA that the loans meet their requirements and guidelines. The FHA/HUD and VA audit loans that are insured or guaranteed under their programs, including audits of our processes and procedures as well as individual loan documentation. Violations of guidelines can result in monetary penalties or require us to provide indemnifications against loss or loans declared ineligible for their programs. In the past, monetary penalties and losses from indemnifications have not created material losses to the Bank. As a result of the housing crisis, the FHA/HUD has stepped up enforcement initiatives. In addition to regular FHA/HUD audits, HUD's Inspector General has become active in enforcing FHA regulations with respect to individual loans and has partnered with the Department of Justice ("DOJ") in filing lawsuits against lenders for systemic violations. The penalties resulting from such lawsuits can be much more severe, since systemic violations can be applied to groups of loans and penalties may be subject to treble damages. The DOJ has used the Federal False Claims Act and other federal laws and regulations in prosecuting these lawsuits. Because of our significant origination of FHA/HUD insured and VA guaranteed loans, if the DOJ were to find potential violations by the Bank, we could be subject to material monetary penalties and/or losses, and may even be subject to lawsuits alleging systemic violations which could result in treble damages.

We may face risk of loss if we purchase loans from a seller that fails to satisfy its indemnification obligations.

We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breach such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so. Currently, we only purchase loans from WMS LLC, an affiliated business arrangement with certain Windermere real estate brokerage franchise owners.

New CFPB regulations which took effect in January 2014 may negatively impact our residential mortgage loan business and compliance risk.

In January 2014 new federal regulations promulgated by the Consumer Financial Protection Bureau ("CFPB") took effect which impact how we originate and service residential mortgage loans.  The new regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan.  The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan.  While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation.  The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant.  In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as  defined by the CFPB is uncertain.

The new regulations also require changes to certain loan servicing procedures and practices.  The new servicing rules will, among other things, result in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We lease principal offices, which are located in office space in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This office lease provides sufficient space to conduct the management of our business. In addition, we currently lease space for all 81 of our office locations. Our branches include separate lending and retail banking facilities, as well as combined facilities, primarily located in Washington, Oregon, Idaho, California and Hawaii.

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

Our common stock began trading on the NASDAQ stock market on February 10, 2012 under the symbol “HMST.” Prior to that date, our common stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low (other than our initial public offering price of $11.00 per share) reported sales prices per share of the common stock as reported on the NASDAQ Global Select Market, our principal trading market (as adjusted to reflect the 2-for-1 forward stock split effective March 6, 2012 and the 2-for-1 forward stock split effective November 5, 2012).

	High	Low	Special Cash Dividends Declared
For the year ended December 31, 2013
First quarter ended March 31	$28.73	$21.80	$—
Second quarter ended June 30	24.69	19.66	0.11
Third quarter ended September 30	23.17	18.97	0.11
Fourth quarter ended December 31	21.25	18.48	0.11

For the year ended December 31, 2012
First quarter ended March 31	$14.99	$11.33	$—
Second quarter ended June 30	17.77	13.30	—
Third quarter ended September 30	19.75	15.39	—
Fourth quarter ended December 31	26.97	18.55	—

As of March 10, 2014, there were 138 shareholders of record of our common stock.

Dividend Policy

The Company declared a special cash dividend of $0.11 per share in each of the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013. Subsequently, on January 23, 2014 the Company declared a special cash dividend of $0.11 per share payable on February 24, 2014 to shareholders of record at the close of business on February 3, 2014.

The amount and timing of future dividends have not been determined. The payment of dividends will depend upon a number of factors, including regulatory capital requirements, the Company’s and the Bank’s liquidity, financial condition and results of operations, strategic growth plans, tax considerations, statutory and regulatory limitations and general economic conditions. The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company, which is limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank or other formal or informal guidance communicated by our principal regulators. New capital rules to be implemented on January 1, 2015 will impose more stringent requirements on the ability of the Bank to maintain “well-capitalized” status and to pay dividends to the Company. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules.”

For the foregoing reasons, there can be no assurance that we will pay any further special dividends in any future period.

Sales of Unregistered Securities

Not applicable.

Stock Repurchases in the Fourth Quarter

Not applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013, including the HomeStreet, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), the HomeStreet, Inc. 2011 Director Equity Compensation Plan (the "2011 Plan"), and the retention grants made in 2010 outside of the 2010 Plan but subject to the terms and conditions of that plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	604,616	(1)	$12.42	249,396	(2)(3)(4)
Plans not approved by shareholders (5)	49,600		$0.81	N/A
Total	654,216		$12.10	249,396

(1)	Consists of option grants awarded pursuant to the 2010 Plan.

(2)	Consists of 94,294 shares remaining under the 2010 Plan and 155,102 shares remaining under the 2011 Plan.

(3)
The 2010 Plan was passed by shareholders in January 2010 but did not become effective until the completion of our initial public offering in February 2012. Following our initial public offering, the number of shares available for issuance under the 2010 Plan, giving effect to our 2-for-1 forward stock splits in March 2012 and November 2012, was 965,854. This amount was established by our Board of Directors, which determined that it will not issue equity grants under the 2010 Plan in an amount that would cause the combined amount of awards granted pursuant to the 2010 Plan and the 2010 retention equity awards to exceed 1,412,712 shares of common stock or 10% of the number of shares outstanding immediately following the closing of our initial public offering.

(4)
During 2013, under the 2010 Plan, the Company awarded 31,654 restricted stock awards, of which none have vested, and 1,489 performance stock awards, all of which have vested. The Company also issued an aggregate of 8,366 shares of unrestricted common stock to the Company’s non-employee directors pursuant to the terms of the 2011 Plan. There are no outstanding options, warrants or rights under the 2011 Plan.

(5)	Consists of retention equity awards granted in 2010 outside of the 2010 Plan but subject to its terms and conditions.

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
The following graph shows a comparison from February 10, 2012 (the date our common stock commenced trading on the NASDAQ Stock Market) through December 31, 2013 of the cumulative total return for our common stock, the KBW Bank Index (BKX) and the Russell 2000 (RUT) Index. The graph assumes that $100 was invested at the market close on February 10, 2012 in the common stock of HomeStreet, Inc., the KBW Bank Index and the Russell 2000 Index and data for the KBW Bank Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2011, 2010 and 2009 and for each of the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2013	2012	2011	2010	2009

Income statement data (for the period ended):
Net interest income	$74,444	$60,743	$48,494	$39,276	$31,502
Provision for credit losses	900	11,500	3,300	37,300	153,515
Noninterest income	190,745	238,020	97,205	90,474	59,230
Noninterest expense	229,495	183,591	126,494	126,000	94,448
Net income (loss) before taxes	34,794	103,672	15,905	(33,550)	(157,231)
Income tax expense (benefit)	10,985	21,546	(214)	697	(46,955)
Net income (loss)	$23,809	$82,126	$16,119	$(34,247)	$(110,276)
Basic income (loss) per share(1)	$1.65	$6.17	$2.98	$(6.34)	$(20.41)
Diluted income (loss) per share (1)	$1.61	$5.98	$2.80	$(6.34)	$(20.41)
Common shares outstanding (1)	14,799,991	14,382,638	5,403,498	5,403,498	5,403,498
Weighted average number of shares outstanding:
Basic	14,412,059	13,312,939	5,403,498	5,403,498	5,403,498
Diluted	14,798,168	13,739,398	5,748,342	5,403,498	5,403,498
Book value per share	$17.97	$18.34	$15.99	$10.88	$17.01
Dividends per share	$0.33	$—	$—	$—	$—
Financial position (at year end):
Cash and cash equivalents	$33,908	$25,285	$263,302	$72,639	$217,103
Investment securities	498,816	416,517	329,242	313,715	658,058
Loans held for sale (2)	279,941	620,799	150,409	212,602	57,046
Loans held for investment, net	1,871,813	1,308,974	1,300,873	1,538,521	1,964,994
Mortgage servicing rights (2)	162,463	95,493	77,281	87,232	78,372
Other real estate owned	12,911	23,941	38,572	170,455	107,782
Total assets	3,066,054	2,631,230	2,264,957	2,485,697	3,209,536
Deposits	2,210,821	1,976,835	2,009,755	2,129,742	2,332,333
Federal Home Loan Bank advances	446,590	259,090	57,919	165,869	677,840
Total shareholders' equity	$265,926	$263,762	$86,407	$58,789	$91,896

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2013		2012	2011	2010	2009

Financial position (averages):
Investment securities	$515,000		$410,819	$306,813	$457,930	$372,320
Loans held for investment	1,496,146		1,303,010	1,477,976	1,868,035	2,307,215
Total interest earning assets	2,422,136		2,167,363	2,069,858	2,642,693	3,056,755
Total interest-bearing deposits	1,590,492		1,644,859	1,814,464	2,071,237	2,012,971
Federal Home Loan Bank advances	293,871		93,325	93,755	382,083	685,715
Total interest-bearing liabilities	2,023,409		1,817,847	1,970,725	2,522,767	2,776,163
Shareholders’ equity	$249,081		$211,329	$68,537	$89,267	$160,145
Financial performance:
Return on average shareholders' equity (3)	9.56%		38.86%	23.52%	(38.00)%	(68.86)%
Return on average total assets	0.88%		3.42%	0.70%	(1.19)%	(3.47)%
Net interest margin (4)	3.17%	(5)	2.89%	2.36%	1.50%	1.04%
Efficiency ratio (6)	86.54%		61.45%	86.82%	97.24%	104.10%
Credit quality:
Allowance for credit losses	$24,089		$27,751	$42,800	$64,566	$110,422
Allowance for loan losses/total loans	1.26%		2.06%	3.18%	4.00%	5.28%
Allowance for loan losses/nonaccrual loans	93.00%		92.20%	55.81%	56.69%	29.25%
Total nonaccrual loans (7)	$25,707		$29,892	$76,484	$113,210	$374,218
Nonaccrual loans/total loans	1.36%		2.24%	5.69%	7.06%	18.04%
Other real estate owned	$12,911		$23,941	$38,572	$170,455	$107,782
Total nonperforming assets	$38,618		$53,833	$115,056	$283,665	$482,000
Nonperforming assets/total assets	1.26%		2.05%	5.08%	11.41%	15.02%
Net charge-offs	$4,562		$26,549	$25,066	$83,156	$101,680
Regulatory capital ratios for the bank:
Tier 1 leverage capital (to average assets)	9.96%		11.78%	6.04%	4.52%	4.53%
Tier 1 risk-based capital (to risk-weighted assets)	14.28%		18.05%	9.88%	6.88%	7.19%
Total risk-based capital (to risk-weighted assets)	15.46%		19.31%	11.15%	8.16%	8.50%
SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$11,795,621		$8,870,688	$6,885,285	$6,343,158	$5,820,946
Multifamily	720,429		727,118	758,535	776,671	810,910
Other	95,673		53,235	56,785	58,765	69,839
Total loans serviced for others	$12,611,723		$9,651,041	$7,700,605	$7,178,594	$6,701,695
Loan origination activity:
Single family	$4,870,603		$4,901,459	$1,721,264	$2,069,144	$2,727,457
Other	585,547		255,049	150,401	120,058	124,433
Total loan origination activity	$5,456,150		$5,156,508	$1,871,665	$2,189,202	$2,851,890

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

(5)
Net interest margin for the year ended December 31, 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.23% for the year ended December 31, 2013.

(6)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(7)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Overview of 2013 Financial Performance

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®) in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement known as WMS Series LLC (“WMS LLC”).

We generate revenue by earning “net interest income” and “noninterest income.” Net interest income is primarily the difference between interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.

At December 31, 2013, we had total assets of $3.07 billion, net loans held for investment of $1.87 billion, deposits of $2.21 billion and shareholders’ equity of $265.9 million. At December 31, 2012, we had total assets of $2.63 billion, net loans held for investment of $1.31 billion, deposits of $1.98 billion and shareholders' equity of $263.8 million.

On November 1, 2013, the Company successfully completed the acquisitions of Fortune Bank and YNB Financial Services Corp., the parent of Yakima National Bank. Immediately following completion of the acquisitions, YNB was merged into HomeStreet, Inc. Additionally, Fortune Bank and Yakima National Bank were merged into HomeStreet Bank. On December 6, 2013, the Company completed the acquisition of two retail deposit branches from AmericanWest Bank. Through these fourth quarter acquisitions, the Company acquired $206.7 million of portfolio loans and $261.1 million of deposits. The Company recorded $4.5 million of acquisition-related expenses during the year ended December 31, 2013.

Results for 2013 reflect the growth of our mortgage banking business and investments to expand our commercial and consumer business. During 2013, we increased our lending capacity by adding loan origination and operations personnel in single family lending, commercial real estate lending, and commercial business lending. We opened 19 mortgage loan origination offices, two commercial lending offices and two de novo retail deposit branches. In addition, we expanded our bank branch network by adding six retail deposit branches: four through the acquisition of YNB and two through the acquisition of retail branches from AmericanWest Bank.

(1) DUS® is a registered trademark of Fannie Mae.	38

As discussed below, during 2013 we continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in new markets; improving the quality of our deposits; bolstering our processing, compliance and risk management capabilities; and working to successfully integrate the businesses acquired during the year.

Consolidated Financial Performance

	Year Ended December 31,
(in thousands, except per share data and ratios)	2013		2012	2011

Selected statement of operations data
Total net revenue(1)	$265,189		$298,763	$145,699
Total noninterest expense	229,495		183,591	126,494
Provision for credit losses	900		11,500	3,300
Income tax expense (benefit)	10,985		21,546	(214)
Net income	23,809		82,126	16,119

Financial performance
Diluted income per share	$1.61		$5.98	$2.80
Return on average shareholders’ equity	9.56%		38.86%	23.52%
Return on average total assets	0.88%		3.42%	0.70%
Net interest margin	3.17%	(2)	2.89%	2.36%

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	9.96%		11.78%	6.04%
Tier 1 risk-based capital (to risk-weighted assets)	14.28%		18.05%	9.88%
Total risk-based capital (to risk-weighted assets)	15.46%		19.31%	11.15%

(1)	Total net revenue is net interest income and noninterest income.

(2)
Net interest margin for the year ended December 31, 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the Trust Preferred Securities ("TruPS") for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.23% for the year ended December 31, 2013.

For 2013, we reported net income of $23.8 million, or $1.61 per diluted share, compared to $82.1 million, or $5.98 per share, for 2012. Return on average equity was 9.56% for 2013, compared to 38.86% for 2012, while the return on average assets was 0.88% for 2013, compared to 3.42% for 2012.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income increased to $2.6 million for the year ended December 31, 2013 from a net loss of $14.5 million for the year ended December 31, 2012, primarily due to lower provision for credit losses and an increase in net interest income, which reflected an improvement in our loan credit quality and higher average balances of portfolio loans and investment securities.

Commercial and Consumer Banking segment net interest income was $59.2 million for the year ended December 31, 2013, an increase of $12.5 million, or 26.9%, from $46.6 million for the year ended December 31, 2012, primarily due to higher average balances of portfolio loans and investment securities, as well as improved composition of deposit balances. The continued improvement in the composition of deposits was primarily the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing.

Improved credit quality of the Company's loan portfolio resulted in a $900 thousand provision for credit losses for the year ended December 31, 2013, compared to a credit loss provision of $11.5 million for the year ended December 31, 2012. Net charge-offs were $4.6 million in 2013 compared to $26.5 million in 2012. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.26% of loans held for investment at December 31, 2013 compared to 2.06% at December 31, 2012, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses as a percentage of total loans was 1.40% of total loans at December 31, 2013. Nonperforming assets of $38.6 million, or 1.26% of total assets at December 31, 2013, were down significantly from December 31, 2012 when nonperforming assets were $53.8 million, or 2.05% of total assets.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $21.2 million for the year ended December 31, 2013 compared to net income of $96.6 million for the year ended December 31, 2012. The decrease in net income was primarily the result of substantially lower mortgage interest rate lock commitment volumes and lower gain on sale margins.

Mortgage Banking noninterest income of $182.7 million decreased $45.5 million, or 19.9%, from $228.2 million for the year ended December 31, 2012, primarily due to decreased mortgage interest rate lock commitments volumes and gain on sale margins. Commitment volumes declined mainly due to the rise in mortgage interest rates beginning in the second quarter of 2013, causing a significant decrease in refinancing activity that was only partially offset by a slightly stronger purchase mortgage market. At the same time, the mortgage market became substantially more competitive as lenders tried to secure a reliable flow of production through competitive pricing.

Mortgage Banking noninterest expense of $165.7 million increased $45.4 million, or 37.7%, from $120.4 million for the year ended December 31, 2012, primarily due to the addition of approximately 120 mortgage originators and mortgage fulfillment personnel as we grew our single family mortgage lending network.

Regulatory Matters

The Bank remains well-capitalized, with Tier 1 leverage and total risk-based capital ratios at December 31, 2013 of 9.96% and 15.46%, respectively, compared with 11.78% and 19.31% at December 31, 2012. The decline in the Bank's capital ratios from December 31, 2012 was primarily attributable to the fourth quarter acquisitions of Fortune Bank, Yakima National Bank and two branches from AmericanWest Bank, which created $13.6 million of intangible assets which are not included as capital for regulatory purposes and which resulted in an increase in average and risk-weighted assets, as well as the equity impact of lower net income in 2013.

Recent Developments

On March 5, 2014, the Company announced its intent to sell two pools of residential loans, while retaining the right to service such loans. The first pool is comprised of fixed-rate residential mortgage loans with outstanding principal balances of approximately $105 million. The second pool is comprised of adjustable rate residential mortgage loans with outstanding principal balances of approximately $222 million. The mortgage loans subject to these sales are located in Washington, Oregon, Idaho and Hawaii. The $105 million pool sale is expected to close in March 2014 and the $222 million pool sale is expected to close in April 2014. These sales are subject to numerous contingencies, including the successful negotiation and execution of final agreements between the parties.

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

We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate. For a further description of our accounting policies, see Note 1–Summary of Significant Accounting Policies in the financial statements included in this Form 10-K.

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

An asset-specific allowance for impaired loans is established based on the amount of impairment calculated on those loans and charging off amounts determined to be uncollectible. A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected substantially in accordance with the terms of the loan agreement. Factors we consider in determining whether a loan is impaired include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan is identified as impaired, impairment is measured as the difference between the recorded investment in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the loan’s observable market price. For impaired collateral-dependent loans, impairment is measured as the difference between the recorded investment in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of impaired collateral-dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house appraisers, which generally are updated every twelve months. We require an independent third-party appraisal at least annually for substandard loans and other real estate owned ("OREO"). Once a third-party appraisal is six months old, or if our chief appraiser determines that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, we perform an internal collateral valuation to assess whether a change in collateral value requires an additional adjustment to carrying value. A collateral valuation is a restricted-use report prepared by our internal appraisal staff in accordance with our appraisal policy. Upon the receipt of an updated appraisal or collateral valuation, loan impairments are remeasured and recorded. If the calculated impairment is determined to be permanent, fixed or nonrecoverable, the impairment will be charged off. Loans designated as impaired are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status. See "Credit Risk Management – Asset Quality and Nonperforming Assets” discussions within Management's Discussion and Analysis of this Form 10-K.

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and asset quality rating ("AQR") or delinquency bucket. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets using one-year analysis periods, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

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

The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for loan losses, see Note 6–Loans and Credit Quality in the notes to the financial statements of this Form 10-K.

Fair Value of Financial Instruments, Single Family MSRs and OREO

A portion of our assets are carried at fair value, including single family mortgage servicing rights, single family loans held for sale, interest rate lock commitments, investment securities available for sale and derivatives used in our hedging programs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value is based on quoted market prices, when available. If a quoted price for an asset or liability is not available, the Company uses valuation models to estimate its fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where readily available. We believe our valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.

A three-level valuation hierarchy has been established under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820 for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels are defined as follows:

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

	At December 31,
	2013		2012
(in millions)	Total Balance	Level 3	Total Balance	Level 3

Assets carried at fair value	$925.8	$159.1	$1,135.0	$109.9
As a percentage of total assets	30%	5%	43%	4%
Liabilities carried at fair value	$10.4	$—	$12.1	$—
As a percentage of total liabilities	NM	NM	1%	NM
NM = not meaningful

As of December 31, 2013, our Level 3 recurring fair value measurements consisted of single family MSRs and interest rate lock commitments.

On a quarterly basis, our Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Bank's Board of Directors review the significant inputs used in Level 3 measurements. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Finance Committee of the Board provides oversight and approves the Company’s Asset/Liability Management Policy. We obtain an MSR valuation from an independent valuation firm at least quarterly to assist with the validation of our fair value estimates and the reasonableness of the assumptions used in measuring fair value.

In addition to the recurring fair value measurements shown above, from time to time the Company may have certain nonrecurring fair value measurements. These fair value measurements usually result from the application of lower of cost or fair value accounting or impairment of individual assets. As of December 31, 2013 and 2012, the Company's Level 3 nonrecurring fair value measurements, totaling $57.4 million and $50.8 million, respectively, were based on the appraised value of collateral used as the basis for the valuation of collateral dependent loans held for investment and OREO.

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

For further information on the fair value of financial instruments, single family MSRs and OREO, see Note 1–Summary of Significant Accounting Policies, Note 13–Mortgage Banking Operations and Note 18–Fair Value Measurements in the notes to the financial statements of this Form 10-K.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. For further information regarding income taxes, see Note 15–Income Taxes to the financial statements of this Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates were as follows:

	Year Ended December 31,
	2013				2012
(in thousands)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash & cash equivalents	$29,861	$73		0.24%	$94,478	$231	0.24%
Investment securities	515,000	14,608		2.84	410,819	11,040	2.69
Loans held for sale	381,129	14,180		3.72	359,056	12,719	3.56
Loans held for investment	1,496,146	62,384		4.17	1,303,010	58,490	4.49
Total interest-earning assets	2,422,136	91,245		3.77	2,167,363	82,480	3.81
Noninterest-earning assets (2)	296,078				236,497
Total assets	$2,718,214				$2,403,860
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$242,530	$925		0.38%	$151,029	$498	0.33%
Savings accounts	122,602	545		0.44	90,246	395	0.44
Money market accounts	810,666	3,899		0.48	613,546	3,243	0.53
Certificate accounts	415,876	4,816		1.16	790,038	12,605	1.60
Total interest-bearing deposits	1,591,674	10,185		0.64	1,644,859	16,741	1.02
Federal Home Loan Bank advances	293,871	1,532		0.52	93,325	1,788	1.91
Securities sold under agreements to repurchase	2,721	11		0.40	17,806	70	0.39
Long-term debt	62,349	2,546	(3)	4.03	61,857	1,333	2.16
Other borrowings	73,976	257		—	—	16	—
Total interest-bearing liabilities	2,024,591	14,531		0.72	1,817,847	19,948	1.10
Noninterest-bearing liabilities	444,542				374,684
Total liabilities	2,469,133				2,192,531
Shareholders' equity	249,081				211,329
Total liabilities and shareholders’ equity	$2,718,214				$2,403,860
Net interest income (4)		$76,714				$62,532
Net interest spread				3.05%			2.71%
Impact of noninterest-bearing sources				0.12%			0.18%
Net interest margin				3.17%			2.89%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Interest expense for the year ended December 31, 2013 included $1.4 million recorded in the first quarter of 2013 related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on our Trust Preferred Securities for which the Company had deferred payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.23%.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.3 million and $1.8 million for the years ended 2013 and 2012, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized as an adjustment to the cost basis of the loan at the time the loan is removed from nonaccrual status. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $686 thousand and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2013 vs. 2012
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets:
Cash and cash equivalents	$—	$(158)	$(158)
Investment securities	762	2,806	3,568
Loans held for sale	675	786	1,461
Loans held for investment	(4,775)	8,669	3,894
Total interest-earning assets	(3,338)	12,103	8,765
Liabilities:
Deposits:
Interest-bearing demand accounts	129	298	427
Savings accounts	8	142	150
Money market accounts	(386)	1,042	656
Certificate accounts	(1,819)	(5,970)	(7,789)
Total interest-bearing deposits	(2,068)	(4,488)	(6,556)
Federal Home Loan Bank advances	(4,079)	3,823	(256)
Securities sold under agreements to repurchase	(1)	(58)	(59)
Long-term debt	1,203	10	1,213
Other borrowings	—	241	241
Total interest-bearing liabilities	(4,945)	(472)	(5,417)
Total changes in net interest income	$1,607	$12,575	$14,182

Net Income

For the year ended 2013, we reported net income of $23.8 million, a decrease of $58.3 million, or 71.0%, compared to net income of $82.1 million in 2012. The decline in net income in 2013 mainly resulted from a $47.3 million, or 19.9%, decrease in noninterest income compared to 2012, primarily due to a significantly lower gain on mortgage loan origination and sale activities resulting from a decline in single family mortgage loan production compared to the record production that the Company experienced in 2012. This decrease was partially offset by a $13.7 million increase in net interest income in 2013 mainly due to improved deposit product and pricing strategies that included reducing our higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits. Additionally, we experienced a $45.9 million, or 25.0%, increase in noninterest expense as we continued to grow our business and market share in 2013 both organically and through acquisitions.

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

Net interest income on a tax equivalent basis was $76.7 million for the year ended December 31, 2013, an increase of $14.2 million, or 23%, from $62.5 million for the year ended December 31, 2012. During 2013, total interest income increased $8.8 million from 2012, while total interest expense decreased $5.4 million from 2012. The net interest margin for the year ended December 31, 2013 improved to 3.17% from 2.89% in 2012. Total average interest-earning assets increased in 2013 primarily as a result of growth in the investment securities portfolio and new portfolio loan originations, partially offset by a decrease in cash and cash equivalents mainly used to fund these investments. Total average interest-bearing deposit balances decreased from 2012 mostly as a result of a reduction in higher-cost retail certificates of deposits, partially offset by an increase in transaction and savings deposits. The improvement in our net interest income and net interest margin in large part reflected the execution of our deposit product and pricing strategies, as growth in transaction and savings account balances partially offset maturities of higher yielding certificates of deposit. Additionally, we increased our net interest income through increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment.

Total interest income on a tax equivalent basis of $91.2 million in 2013 increased $8.8 million, or 10.6%, from $82.5 million in 2012, primarily driven by higher average balances of portfolio loans and investment securities. Average balance of loans held for investment increased by $193.1 million, or 14.8%, and the average balance of investment securities increased $104.2 million, or 25.4%, from 2012. We re-balanced our investment securities with a shift toward higher-yielding municipal securities, which resulted in an increase in yield on investment securities of 15 basis points. These increases were partially offset by a decrease in the average balance of cash and cash equivalents, which decreased $64.6 million, or 68.4%, compared to 2012 and a lower yield on average loans held for investment, which decreased 32 basis points during 2013.

Total interest expense of $14.5 million in 2013 decreased $5.4 million, or 27%, from $19.9 million in 2012. This decrease was primarily due to a $374.2 million, or 47.4%, reduction in the average balance of higher-yielding certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits as we expand our deposit branch network. Also contributing to the decrease in interest expense was the restructuring of FHLB advances. We prepaid certain long-term FHLB advances and used short-term FHLB advances to meet short-term mortgage origination and sales funding needs, which contributed to a 139 basis point decline in interest cost on FHLB advances.

Provision for Loan Losses

Management believes that the Company’s allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2012 as illustrated by the credit trends below.

Provision for credit losses was $900 thousand in 2013, compared to $11.5 million in 2012, reflecting the improved credit quality of the Company's loan portfolio. Nonaccrual loans declined to $25.7 million at December 31, 2013, a decrease of $4.2 million, or 14.0%, from $29.9 million at December 31, 2012. Nonaccrual loans as a percentage of total loans was 1.36% at December 31, 2013 compared to 2.24% at December 31, 2012. Criticized/classified loans declined to 5.01% of total loans from 11.08% of total loans a year ago. Loan delinquencies also decreased, with total loans past due decreasing to 4.44% of loans held for investment at December 31, 2013, compared to 6.58% at December 31, 2012. Overall, the allowance for credit losses decreased to $24.1 million, or 1.27% of loans held for investment at December 31, 2013, down from $27.8 million, or 2.07% of total loans held for investment at December 31, 2012.

Net charge-offs of $4.6 million for 2013 were down $22.0 million, or 82.8%, from net charge-offs of $26.5 million for 2012. Net charge-offs during 2012 included an $11.8 million charge-off related to the settlement of collection litigation and resolution of certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see "-Credit Risk Management" in this Form 10-K.

Noninterest Income

Noninterest income was $190.7 million for the year ended December 31, 2013, a decrease of $47.3 million, or 19.9%, from noninterest income of $238.0 million for 2012. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The decrease in noninterest income in 2013 compared to 2012 was primarily the result of lower net gain on mortgage loan origination and sale activities, mostly related to substantially lower refinancing activities that resulted mainly from increased mortgage interest rates, partially offset by growth in our purchase mortgage transactions and the expansion of our mortgage lending operations.

Noninterest income consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Net gain on mortgage loan origination and sale activities (1)	$164,712	$210,564	$(45,852)	(22)%
Mortgage servicing income	17,073	16,121	952	6
Income from WMS Series LLC	704	4,264	(3,560)	(83)
Loss on debt extinguishment	—	(939)	939	(100)
Depositor and other retail banking fees	3,172	3,062	110	4
Insurance agency commissions	864	743	121	16
Gain on sale of investment securities available for sale	1,772	1,490	282	19
Other	2,448	2,715	(267)	(10)
Total noninterest income	$190,745	$238,020	$(47,275)	(20)%
 (1) Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Single family:
Servicing value and secondary market gains (1)	$128,391	$175,655	$(47,264)	(27)%
Loan origination and funding fees	30,051	30,037	14	—%
Total single family	158,442	205,692	(47,250)	(23)
Multifamily	5,306	4,872	434	9
Other	964	—	964	NM
Net gain on mortgage loan origination and sale activities	$164,712	$210,564	$(45,852)	(22)%
NM=Not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Net gain on mortgage loan origination and sale activities was $164.7 million in 2013, a decrease of $45.9 million, or 21.8%, from $210.6 million in 2012. This decrease predominantly reflected substantially lower mortgage interest rate lock commitment volumes and lower secondary marketing gains. Commitment volumes declined mainly due to the rise in mortgage interest rates beginning in the second quarter of 2013, causing a significant decrease in refinancing activity that was only partially offset by a slightly stronger purchase mortgage market. This impact was partially mitigated by the expansion of our mortgage lending operations as we added approximately 120 mortgage origination and support personnel during 2013.

Single family production volumes related to loans designated for sale consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Single family mortgage closed loan volume (1)	$4,459,649	$4,668,167	$(208,518)	(4)%
Single family mortgage interest rate lock commitments (2)	$3,907,274	$4,786,667	$(879,393)	(18)%

(1)	Represents single family mortgage originations designated for sale during each respective period.

(2)	Includes loans originated by WMS Services LLC ("WMS") and purchased by HomeStreet Bank.

During 2013, single family closed loan production decreased 4.5% and single family interest rate lock commitments decreased 18.4% from 2012 mainly as a result of higher mortgage interest rates during 2013. Our production mix continued to shift from the refinance mortgage market to the purchase mortgage market during 2013.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line items of net gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 14, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.

	Year Ended December 31,
(in thousands)	2013	2012

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(1,828)	$(1,348)
Other changes in estimated repurchase losses (2)	—	(2,969)
	$(1,828)	$(4,317)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following:

	Year Ended December 31,		Dollar Change	Percent Change
(in thousands)	2013	2012

Servicing income, net:
Servicing fees and other	$34,173	$27,833	$6,340	23%
Changes in fair value of MSRs due to modeled amortization (1)	(20,533)	(20,662)	129	(1)
Amortization	(1,803)	(2,014)	211	(10)
	11,837	5,157	6,680	130%
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	25,668	(11,018)	36,686	(333)%
Net (loss) gain from derivatives economically hedging MSRs	(20,432)	21,982	(42,414)	(193)
	5,236	10,964	(5,728)	(52)
Mortgage servicing income	$17,073	$16,121	$952	6%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the year ended December 31, 2013, mortgage servicing income of $17.1 million increased $1.0 million from $16.1 million in 2012, primarily due to increased servicing fees collected during 2013 on the Company's single family mortgage servicing. This increase was partially offset by lower MSR risk management results, which represents changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.  The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of our MSR risk management activities for 2013 was a gain of $5.2 million compared to a gain of $11.0 million in 2012. The lower gain in 2013 largely reflected lower sensitivity to interest rates for the Company's MSRs, which led the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from MSR risk management, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2013 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to factors other than interest rate changes, such as higher expected home values which generally lead to higher projected prepayment speeds, and a decline in income from MSR risk management activities in 2013.

Mortgage servicing fees collected in 2013 were $34.2 million, an increase of $6.3 million, or 22.8%, from $27.8 million in 2012 primarily as a result of the increase in the loans serviced for others portfolio. Our loans serviced for others portfolio increased to $12.61 billion at December 31, 2013 from $9.65 billion at December 31, 2012.

Income from WMS Series LLC in 2013 was $704 thousand compared to $4.3 million in 2012. The decrease in 2013 was primarily due to a 33.6% decrease in interest rate lock commitments and a 25.5% decrease in closed loan volume, which were $548.7 million and $694.4 million in 2013, respectively, compared to $825.8 million and $932.4 million in 2012.

Loss on debt extinguishment. We recorded no loss on debt extinguishment in 2013 compared to a loss of $939 thousand in 2012, primarily as a result of a prepayment fee for the early retirement of $25.5 million of long-term FHLB advances. This prepayment resulted in reduced interest expense in 2013 as we replaced high-cost, long-term FHLB advances with other lower-cost, short-term borrowings.

Depositor and other retail banking fees for 2013 were relatively consistent with 2012 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Year Ended December 31,		Dollar Change	Percent Change
(in thousands)	2013	2012

Monthly maintenance and deposit-related fees	$1,568	$1,569	$(1)	—%
Debit Card/ATM fees	1,523	1,396	127	9
Other fees	81	97	(16)	(16)
Total depositor and other retail banking fees	$3,172	$3,062	$110	4%

Insurance agency commissions increased to $864 thousand from $743 thousand in 2012. This increase in commissions primarily resulted from increased personal and casualty insurance line sales.

Gain on investment securities available for sale was $1.8 million in 2013 compared to $1.5 million in 2012, as the Company re-balanced its portfolio and provided liquidity for the growth in lending volumes.

Other income was $2.4 million in 2013, relatively consistent with $2.7 million in 2012.

Noninterest Expense

Noninterest expense was $229.5 million in 2013, an increase of $45.9 million, or 25.0%, from $183.6 million in 2012. Included in noninterest expense in 2013 were acquisition-related expenses of $4.5 million. The increase in noninterest expense was primarily the result of a $29.6 million increase in salaries and related costs and a $12.5 million increase in general and administrative expenses resulting from a 37% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. These additions to personnel were partially offset by attrition and position eliminations in mortgage production, mortgage operations, and in commercial lending and administration. Position eliminations in 2013 were in response to a slowdown in mortgage activity and the integration of our acquisitions and were intended to improve efficiency and performance. These increases in noninterest expense were partially offset by significantly lower other real estate owned ("OREO") expenses, which were $1.8 million in 2013, a decrease of $8.3 million from OREO expense of $10.1 million in 2012.

Noninterest expense consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012
Noninterest expense
Salaries and related costs	$149,440	$119,829	$29,611	25%
General and administrative	40,366	27,838	12,528	45
Legal	2,552	1,796	756	42
Consulting	5,637	3,037	2,600	86
Federal Deposit Insurance Corporation assessments	1,433	3,554	(2,121)	(60)
Occupancy	13,765	8,585	5,180	60
Information services	14,491	8,867	5,624	63
Net cost of operation and sale of other real estate owned	1,811	10,085	(8,274)	(82)
Total noninterest expense	$229,495	$183,591	$45,904	25%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $149.4 million in 2013, an increase of $29.6 million, or 24.7%, from $119.8 million in 2012. The increase primarily resulted from a 36.7% increase in full-time equivalent employees at December 31, 2013 compared to December 31, 2012, as well as commissions and incentives paid to employees for 2013 due to the overall growth in our mortgage lending and commercial and consumer business lines.

General and administrative expense was $40.4 million in 2013, an increase of $12.5 million, or 45.0%, from $27.8 million in 2012. These expenses include general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense in 2013 was primarily due to Company growth and increased marketing expenses.

Consulting expense was $5.6 million in 2013, an increase of $2.6 million, or 85.6%, from $3.0 million in 2012, primarily due to acquisition-related activities.

FDIC assessments were $1.4 million in 2013, a decrease of $2.1 million, or 59.7%, from $3.6 million in 2012, primarily due to an improvement in the Company's risk category.

Occupancy expense was $13.8 million in 2013, an increase of $5.2 million, or 60.3%, from $8.6 million in 2012 as we grew our mortgage banking business and consumer and commercial customer base with the opening of 19 new mortgage loan origination offices, two commercial lending offices and two de novo retail deposit branches in 2013. Additionally, we added six retail deposit branches through acquisitions during the fourth quarter of 2013.

Information services expense was $14.5 million in 2013, an increase of $5.6 million, or 63.4%, from $8.9 million in 2012. This increase was primarily due to company-wide systems and tools upgrades and a 36.7% increase in headcount.

Net cost of operation and sale of other real estate owned was $1.8 million in 2013, a decrease of $8.3 million from $10.1 million in 2012. OREO valuation adjustments were $603 thousand for 2013 compared to valuation adjustments of $12.2 million in 2012. Valuation adjustments to OREO balances declined with the reduction in the net balance of OREO properties in 2013. Lower balances of OREO properties also resulted in decreased maintenance expenses.

Income Tax Expense

The Company's income tax expense was $11.0 million for the year ended December 31, 2013 compared to $21.5 million for the year ended December 31, 2012. The Company's 2013 tax expense is based on the annual effective income tax rate plus discrete benefits recognized during the year. The Company's annual effective income tax rate for the year was 31.6% compared to an annual effective income tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Capital Expenditures

During 2013, our net expenditures for property and equipment were $22.8 million compared to net expenditures of $11.4 million during 2012, as we continued to implement our strategic initiatives regarding the expansion of our mortgage banking and commercial and consumer businesses.

Comparison of the year ended 2012 to the year ended 2011

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, for years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012			2011
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets (1):
Cash & cash equivalents	$94,478	$231	0.24%	$159,031	$465	0.29%
Investment securities	410,819	11,040	2.69	306,813	7,083	2.31
Loans held for sale	359,056	12,719	3.56	126,038	5,602	4.44
Loans held for investment	1,303,010	58,490	4.49	1,477,976	66,342	4.49
Total interest-earning assets	2,167,363	82,480	3.81	2,069,858	79,492	3.84
Noninterest-earning assets (2)	236,497			229,943
Total assets	$2,403,860			$2,299,801
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$151,029	$498	0.33%	$129,254	$575	0.44%
Savings accounts	90,246	395	0.44	57,513	335	0.58
Money market accounts	613,546	3,243	0.53	450,362	3,018	0.67
Certificate accounts	790,038	12,605	1.60	1,177,335	20,887	1.77
Deposits	1,644,859	16,741	1.02	1,814,464	24,815	1.37
Federal Home Loan Bank advances	93,325	1,788	1.91	93,755	3,821	4.08
Securities sold under agreements to repurchase	17,806	70	0.39	—	—	—
Long-term debt	61,857	1,333	2.16	62,506	2,046	3.27
Other borrowings	—	16	—	—	16	—
Total interest-bearing liabilities	1,817,847	19,948	1.10	1,970,725	30,698	1.56
Other noninterest-bearing liabilities	374,684			260,539
Total liabilities	2,192,531			2,231,264
Shareholders' equity	211,329			68,537
Total liabilities and shareholders’ equity	$2,403,860			$2,299,801
Net interest income (3)		$62,532			$48,794
Net interest spread			2.71%			2.28%
Impact of noninterest-bearing sources			0.18%			0.08%
Net interest margin			2.89%			2.36%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.8 million and $300 thousand for the years ended 2012 and 2011, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if a nonaccrual loan is placed back on accrual status or paid off, the accumulated interest collected on the loan is recognized as an adjustment to the cost basis of the loan at the time the loan is removed from nonaccrual status. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $1.1 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2012 vs. 2011
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets:
Interest-earning assets:
Cash & cash equivalents	$(67)	$(167)	$(234)
Investment securities	1,288	2,669	3,957
Loans held for sale	(1,333)	8,450	7,117
Loans held for investment	2	(7,854)	(7,852)
Total interest-earning assets	(110)	3,098	2,988
Liabilities:
Deposits:
Interest-bearing demand accounts	(164)	87	(77)
Savings accounts	(98)	158	60
Money market accounts	(723)	948	225
Certificate accounts	(1,941)	(6,341)	(8,282)
Total interest-bearing deposits	(2,926)	(5,148)	(8,074)
FHLB advances	(2,015)	(18)	(2,033)
Securities sold under agreements to repurchase	—	70	70
Long-term debt	(692)	(21)	(713)
Total interest-bearing liabilities	(5,633)	(5,117)	(10,750)
Total changes in net interest income	$5,523	$8,215	$13,738

For the year ended 2012, we reported net income of $82.1 million compared to net income of $16.1 million for 2011.

Net Interest Income

Net interest income on a tax equivalent basis increased $13.7 million, or 28.2%, from 2011 to $62.5 million for the year ended December 31, 2012. During 2012, total interest income increased $3.0 million from 2011, while total interest expense declined $10.8 million from 2011. The net interest margin for the year ended December 31, 2012 improved to 2.89% from 2.36% in 2011. Total average interest-earning assets increased in 2012 as higher mortgage production volumes resulted in a higher average balance of loans held for sale, partially offset by a decrease in cash and cash equivalents which was used to fund loans held for sale production. Average balances of investment securities increased primarily as a result of the investment of proceeds from our initial public offering. Total average interest-bearing deposit balances declined from 2011, mostly reflecting our deposit product and pricing strategies, resulting in a managed reduction of higher-cost certificates of deposit and replacement with transaction and savings deposits.

Total interest income on a tax equivalent basis of $82.5 million in 2012 increased $3.0 million, or 3.8%, from $79.5 million in 2011, primarily driven by increased average interest-earning assets. Our average balance of loans held for sale increased by $233.0 million, or 185%, due primarily to our increased closed loan volume during 2012. The increase in interest income also reflected a higher average balance of investment securities, which increased $104.0 million, or 33.9%, in 2012 from 2011. We invested proceeds from the sale of loans and our initial public offering in investment securities with a shift towards higher-yielding municipal securities, resulting in an increase in yield on investment securities of 38 basis points. These increases were partially offset by a decrease in the average balance of loans held for investment, which decreased $175.0 million, or 11.8%, compared to 2011 and a lower yield on average loans held for sale, which decreased 90 basis points as mortgage interest rates declined during 2012.

Total interest expense of $19.9 million in 2012 decreased $10.8 million, or 35.0%, from $30.7 million in 2011. This decrease was primarily due to a $387.3 million, or 32.9%, decline in the average balance of higher-yielding certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits as we expand our deposit and lending branch network. Also contributing to the decrease in interest expense was the restructuring of FHLB advances. We prepaid certain long-term advances and used short-term FHLB advances to meet short-term mortgage origination and sales funding needs, which contributed to a 217 basis point decline in interest cost on FHLB advances.

Provision for Loan Losses

Our loan loss provision expense for 2012 was $11.5 million compared to $3.3 million for 2011. Asset quality trends continued to improve as our nonperforming assets ("NPAs") of $53.8 million at December 31, 2012 declined from $115.1 million at December 31, 2011. Nonaccrual loans of $29.9 million at December 31, 2012 declined $46.6 million, or 60.9%, from $76.5 million at December 31, 2011.

Net charge-offs of $26.5 million for 2012 were up $1.5 million from net charge-offs of $25.1 million for 2011. Net charge-offs during 2012 included an $11.8 million charge-off related to the settlement of collection litigation and resolution of certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million.

Noninterest Income

Noninterest income was $238.0 million for the year ended December 31, 2012, an increase of $140.8 million, or 145%, from 2011. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale activities and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing affordability, among other factors. Noninterest income in 2012 benefited from increased single family loan production, as borrowers continued to take advantage of historically low mortgage interest rates, and the expansion of our mortgage lending operations. Our single family mortgage banking closed loan originations designated for sale increased to $4.67 billion in 2012 from $1.70 billion in 2011 as we continue to grow our mortgage origination and production capacity and increased our mortgage lending and support personnel by 146% during 2012. The increase in noninterest income, predominantly due to higher net gain on mortgage loan origination and sale activities, is detailed in the tables below.

Noninterest income consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011

Net gain on mortgage loan origination and sale activities (1)	$210,564	$48,467	$162,097	334%
Mortgage servicing income	16,121	38,056	(21,935)	(58)
Income from WMS Series LLC	4,264	2,119	2,145	101
Gain (loss) on debt extinguishment	(939)	2,000	(2,939)	(147)
Depositor and other retail banking fees	3,062	3,061	1	—
Insurance agency commissions	743	910	(167)	(18)
Gain on investment securities available for sale	1,490	1,102	388	35
Other	2,715	1,490	1,225	82
Total noninterest income	$238,020	$97,205	$140,815	145%

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011

Single family:
Servicing value and secondary market gains (1)	$178,624	34,287	$144,337	421%
Provision for repurchase losses (2)	(2,969)	(764)	(2,205)	289
Net gain from secondary market activities	175,655	33,523	142,132	424
Loan origination and funding fees	30,037	11,946	18,091	151
Total single family	205,692	45,469	160,223	352
Multifamily	4,872	2,998	1,874	63
Net gain on mortgage loan origination and sale activities	$210,564	$48,467	$162,097	334%
NM=Not meaningful

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

Net gain on mortgage loan origination and sale activities was $210.6 million in 2012, an increase of $162.1 million, or 334%, from $48.5 million in 2011. This increase predominantly reflects increased single family loan production, as borrowers continued to take advantage of historically low mortgage interest rates, and the expansion of our mortgage lending operations as we added approximately 389 mortgage origination and support personnel during 2012.

Single family production volumes of loans designated for sale consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011

Production volumes:
Single family mortgage closed loan volume (1)	$4,668,167	$1,701,608	$2,966,559	174%
Single family mortgage interest rate lock commitments (2)	$4,786,667	$1,772,617	$3,014,050	170%

(1)	Represents single family mortgage originations designated for sale during each respective period.

(2)	Includes loans originated by WMS and purchased by HomeStreet Bank.

During 2012, single family closed loan production increased 174% and single family interest rate lock commitments increased 170% from 2011. Our mortgage loan origination and sale revenue growth reflected our expansion of mortgage loan origination capacity and strong demand for both purchase and refinance mortgage loans in our markets, including refinances through the federal government's expanded Home Affordable Refinance Program, primarily driven by record low mortgage interest rates. Also contributing to the improvement in net gain on mortgage loan origination and sale activities was an increase in gross revenue per loan that persisted throughout 2012. We experienced historically high margins as a result of a combination of historically low mortgage interest rates, which increased demand for mortgage loan products, coupled with capacity constraints of mortgage loan providers to process the elevated demand, resulting from industry consolidation and other factors.

The Company records a provision for repurchase losses as a reduction to net gain on mortgage loan origination and sale activities, which was $3.0 million for 2012, compared to $764 thousand in 2011.

Mortgage servicing income consisted of the following.

	Year Ended December 31,		Dollar Change	Percent Change
(in thousands)	2012	2011

Servicing income, net:
Servicing fees and other	$27,833	$26,125	$1,708	7%
Changes in fair value of MSRs due to modeled amortization (1)	(20,662)	(14,435)	(6,227)	43
Amortization	(2,014)	(1,487)	(527)	35
	5,157	10,203	(5,046)	(49)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(11,018)	(25,565)	14,547	(57)
Net gain from derivatives economically hedging MSRs	21,982	53,418	(31,436)	(59)
	10,964	27,853	(16,889)	(61)
Mortgage servicing income	$16,121	$38,056	$(21,935)	(58)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

The net performance of the MSR risk management activities in 2012 was a gain of $11.0 million compared to a gain of $27.9 million in 2011. The lower gain in 2012 largely reflected a reduction in sensitivity to interest rates for the Company's MSRs, which enabled the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from derivatives economically hedging MSRs, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2012 reflected the impact in the fair value of MSRs due to changes in model inputs and assumptions related to factors other than interest rate changes, which were not within the scope of the Company's MSR hedging strategy. Such factors included changes to the FHA streamlined refinance program and higher expected home values, both of which generally lead to higher projected prepayment speeds, and resulted in a decline in income from MSR risk management activities in 2012. The significant net gain from MSR risk management activities in 2011 resulted from a substantial widening of mortgage interest rates versus swap interest rates and lower realized prepayments.

Mortgage servicing fees collected in 2012 were $27.8 million, an increase of $1.7 million, or 6.5%, from $26.1 million in 2011. Our loans serviced for others portfolio increased to $9.65 billion at December 31, 2012 from $7.70 billion at December 31, 2011.

Income from WMS Series LLC increased in 2012 to $4.3 million from $2.1 million in 2011. The increase was primarily due to an increase in closed loan volume and interest rate lock commitments, which were $932.4 million and $825.8 million, respectively, compared to $541.4 million and $521.8 million in 2011.

Gain (loss) on debt extinguishment recorded in 2012 was a loss of $939 thousand, which represented a prepayment fee for the early retirement of $25.5 million of long-term FHLB advances. This prepayment resulted in reduced interest expense in future periods as we replaced high-cost, long-term FHLB advances with other lower-cost, short-term borrowings. During 2011, we recorded a gain on debt extinguishment of $2.0 million upon the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

Insurance agency commissions decreased to $743 thousand from $910 thousand in 2011. This decrease in commissions resulted from decreased annuity sales.

Gain on investment securities available for sale was $1.5 million in 2012 compared to $1.1 million in 2011. The gain in 2012 was the result of rebalancing and ongoing maintenance of the portfolio.

Other income was $2.7 million in 2012, up from $1.5 million in 2011 primarily due to an increase in investment services activities.

Noninterest Expense

Noninterest expense was $183.6 million in 2012, an increase of $57.1 million, or 45%, from $126.5 million in 2011. Noninterest expense increased primarily due to a $66.3 million increase in salaries and related costs, reflecting higher commissions and incentives paid as loan production increased in 2012, and an increase in the number of employees as we expanded our mortgage production and support personnel and community banking business. Lower OREO expenses partially offset these increases in noninterest expense as valuation losses related to OREO decreased in 2012.

Noninterest expense consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2012	2011

Noninterest expense
Salaries and related costs	$119,829	$53,519	$66,310	124%
General and administrative	27,838	18,490	9,348	51
Legal	1,796	3,360	(1,564)	(47)
Consulting	3,037	2,644	393	15
Federal Deposit Insurance Corporation assessments	3,554	5,534	(1,980)	(36)
Occupancy	8,585	6,764	1,821	27
Information services	8,867	5,902	2,965	50
Net cost of operation and sale of other real estate owned	10,085	30,281	(20,196)	(67)
Total noninterest expense	$183,591	$126,494	$57,097	45%

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

General and administrative expense was $27.8 million in 2012, an increase of $9.3 million, or 50.6%, from $18.5 million in 2011. Included in this line item are general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense in 2012 was primarily due to the overall growth in loan production volume and support personnel during 2012.

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

Net cost of operation and sale of other real estate owned was $10.1 million in 2012, a decrease of $20.2 million from $30.3 million in 2011. OREO valuation adjustments were $12.2 million for 2012 compared to valuation adjustments of $27.1 million in 2011. Valuation adjustments to OREO balances declined with the reduction in the net balance of OREO properties in 2012. Declines in property values continued to slow, mitigating the severity of losses realized. Lower balances of OREO properties also resulted in decreased maintenance expenses.

Income Tax Expense (Benefit)

The Company's income tax expense was $21.5 million for the year ended December 31, 2012 compared to an income tax benefit of $214 thousand for the year ended December 31, 2011. The Company's annual effective income tax rate for the year of 20.8% differed from the Federal statutory tax rate of 35% primarily due to a $14.4 million tax benefit related to the reversal of the Company's beginning of year valuation allowance against deferred tax assets in the second quarter of 2012 and recurring items, such as tax exempt income, mortgage reinsurance income and state income taxes in Oregon, Hawaii and Idaho.  Our effective tax rate in 2011 differed from the Federal statutory tax rate due to a valuation allowance on deferred tax assets because of uncertainty in our ability to realize these assets in the future.

Capital Expenditures

During 2012, our net expenditures for property and equipment were $11.4 million as we implemented our strategic initiatives such as branch expansions and the expansion of our single family mortgage lending capacity, as well as computer hardware upgrades and expansion of our corporate offices. We had no material capital expenditures in 2011.

Review of Financial Condition – Comparison of December 31, 2013 to December 31, 2012

Total assets were $3.07 billion at December 31, 2013 and $2.63 billion at December 31, 2012. The increase in total assets was primarily due to an $82.3 million increase in investment securities and a $562.8 million increase in portfolio loans, partially offset by a $340.9 million decrease in loans held for sale.

Cash and cash equivalents was $33.9 million at December 31, 2013, compared to $25.3 million at December 31, 2012, an increase of $8.6 million, or 34.1%.

Investment securities was $498.8 million at December 31, 2013, compared to $416.5 million at December 31, 2012, an increase of $82.3 million, or 19.8%. The higher balance of our investment securities portfolio reflected management's decision in the second quarter of 2013 to increase this component of the overall asset mix and to add corporate debt securities to the Company's portfolio. With the Company's improved credit position and excess capital, the investment in corporate debt securities provided diversification in the Company's investment securities portfolio with minimal additional credit risk.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $17.1 million, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2013		2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Mortgage-backed securities:
Residential	$137,602	$133,910	$62,847	$62,853
Commercial	13,391	13,433	13,720	14,380
Municipal bonds	136,937	130,850	123,695	129,175
Collateralized mortgage obligations:
Residential	93,112	90,327	163,981	170,199
Commercial	17,333	16,845	8,983	9,043
Corporate debt securities	75,542	68,866	—	—
U.S. Treasury securities	27,478	27,452	30,670	30,679
Total available for sale	$501,395	$481,683	$403,896	$416,329

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2013 and 2012, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2013 and 2012, substantially all securities held by the Company had ratings available by external ratings agencies.

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

	At December 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

	At December 31, 2012
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$62,853	2.81%	$62,853	2.81%
Commercial	—	—	—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64	113,502	4.66	129,175	4.53
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
U.S. Treasury securities	30,679	0.23	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2013, the aggregate net premium associated with our MBS portfolio was $10.5 million, or 8.7%, of the aggregate unpaid principal balance, compared with $6.8 million or 9.8% at December 31, 2012. The aggregate net premium associated with our CMO portfolio as of December 31, 2013 was $6.4 million, or 6.1%, of the aggregate unpaid principal balance, compared with $7.6 million or 4.6% at December 31, 2012. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

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

Based on this evaluation, management concluded that unrealized losses as of December 31, 2013 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2013 were considered other than temporary.

Loans held for sale were $279.9 million at December 31, 2013, compared to $620.8 million as of December 31, 2012, a decrease of $340.9 million, or 54.9%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The decrease in loans held for sale was primarily the result of rising mortgage interest rates and declining refinancing loan volume, coupled with low housing inventories that have constrained the purchase mortgage market.

Loans held for investment, net were $1.87 billion at December 31, 2013, compared to $1.31 billion as of December 31, 2012, an increase of $562.8 million, or 43.0%. Our single family loan portfolio increased by $231.0 million from December 31, 2012, primarily as a result of increased originations of mortgages that exceed conventional conforming loan limits. Our commercial real estate and multifamily loan balances increased a combined $178.0 million and our commercial business loans increased $91.5 million from December 31, 2012 primarily as a result of the growth of our commercial real estate lending business, both organically and through acquisition.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2013		2012		2011		2010		2009
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Consumer loans:
Single family	$904,913	47.7%	$673,865	50.3%	$496,934	36.9%	$526,462	32.7%	$590,695	28.4%
Home equity	135,650	7.1	136,746	10.2	158,936	11.8	181,537	11.3	209,944	10.2
	1,040,563	54.8	810,611	60.5	655,870	48.7	707,999	44.0	800,639	38.6
Commercial loans:
Commercial real estate (1)	477,642	25.1	361,879	27.0	402,139	29.8	426,879	26.6	449,373	21.6
Multifamily	79,216	4.2	17,012	1.3	56,379	4.2	104,497	6.5	85,522	4.1
Construction/ land development	130,465	6.9	71,033	5.3	173,405	12.9	285,131	17.7	631,525	30.4
Commercial business	171,054	9.0	79,576	5.9	59,831	4.4	82,959	5.2	109,322	5.3
	858,377	45.2	529,500	39.5	691,754	51.3	899,466	56.0	1,275,742	61.4
	1,898,940	100.0%	1,340,111	100.0%	1,347,624	100.0%	1,607,465	100.0%	2,076,381	100.0%
Net deferred loan fees and discounts	(3,219)		(3,576)		(4,062)		(4,767)		(1,915)
	1,895,721		1,336,535		1,343,562		1,602,698		2,074,466
Allowance for loan losses	(23,908)		(27,561)		(42,689)		(64,177)		(109,472)
	$1,871,813		$1,308,974		$1,300,873		$1,538,521		$1,964,994

(1)
December 31, 2013 and 2012 balances comprised of $156.7 million and $94.9 million of owner-occupied loans, respectively, and $320.9 million and $267.0 million of non-owner-occupied loans, respectively.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans and the re-pricing characteristics.

	At December 31,
	2013		2012
(in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans:
Single family	$508,232	26.8%	$294,427	22.0%
Commercial	293,548	15.5	218,181	16.3
Multifamily	69,439	3.7	8,386	0.6
Construction/land development, net (1)	70,028	3.7	40,268	3.0
Commercial business	117,718	6.2	45,384	3.4
Home equity	79,447	4.2	89,615	6.7
Total adjustable-rate loans	1,138,412	59.9	696,261	52.0
Fixed-rate loans:
Single family	396,681	20.9	379,438	28.3
Commercial	184,094	9.7	143,698	10.7
Multifamily	9,777	0.5	8,626	0.6
Construction/land development, net (1)	60,437	3.2	30,765	2.3
Commercial business	53,336	2.8	34,192	2.6
Home equity	56,203	3.0	47,131	3.5
Total fixed-rate loans	760,528	40.1	643,850	48.0
Total loans held for investment	1,898,940	100.0%	1,340,111	100.0%
Less:
Deferred loan fees	(3,219)		(3,576)
Allowance for loan losses	(23,908)		(27,561)
Loans held for investment, net	$1,871,813		$1,308,974

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	At December 31, 2013				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$2,117	$11,889	$890,907	$904,913	$396,580	$506,215
Home equity	1,001	3,231	131,418	135,650	56,107	78,542
Total consumer	3,118	15,120	1,022,325	1,040,563	452,687	584,757
Commercial:
Commercial real estate	21,265	107,259	349,118	477,642	177,567	278,810
Multifamily	—	4,255	74,961	79,216	9,777	69,439
Construction/land development	75,019	45,404	10,042	130,465	24,259	31,187
Commercial business	99,374	46,030	25,650	171,054	43,016	28,661
Total commercial	195,658	202,948	459,771	858,377	254,619	408,097
Total loans held for investment	$198,776	$218,068	$1,482,096	$1,898,940	$707,306	$992,854

	At December 31, 2012				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$669	$10,721	$662,475	$673,865	$378,770	$294,426
Home equity	2	1,924	134,820	136,746	47,130	89,614
Total consumer	671	12,645	797,295	810,611	425,900	384,040
Commercial:
Commercial real estate	37,412	180,613	143,854	361,879	134,870	189,597
Multifamily	—	5,161	11,851	17,012	8,181	8,831
Construction/land development	46,920	18,136	5,977	71,033	5,636	18,477
Commercial business	44,053	23,690	11,833	79,576	29,760	5,763
Total commercial	128,385	227,600	173,515	529,500	178,447	222,668
Total loans held for investment	$129,056	$240,245	$970,810	$1,340,111	$604,347	$606,708

The following table presents the loan portfolio by loan type and region as of December 31, 2013.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)		Spokane (2)(3)

Consumer:
Single family	$464,120	$89,921	$51,267	$17,703	$41,348	$30,883	$14,192
Home equity	56,491	15,722	10,406	4,557	8,706	3,957	5,211
	520,611	105,643	61,673	22,260	50,054	34,840	19,403
Commercial:
Commercial real estate	238,663	54,068	22,007	23,987	624	56,673	6,942
Multifamily	25,342	3,183	16,729	515	—	12,497	—
Construction/land development	60,547	11,825	11,532	5,449	13,185	16,729	269
Commercial business	122,396	1,248	7,702	—	149	31,973	1,293
	446,948	70,324	57,970	29,951	13,958	117,872	8,504
Total loans	$967,559	$175,967	$119,643	$52,211	$64,012	$152,712	$27,907

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total

Consumer:
Single family	$12,001	$67,387	$19,246	$12,656	$38,832	$45,357	$904,913
Home equity	91	13,348	3,257	4,218	8,678	1,008	135,650
	12,092	80,735	22,503	16,874	47,510	46,365	1,040,563
Commercial:
Commercial real estate	589	50,261	8,009	6,725	—	9,094	477,642
Multifamily	—	13,282	7,668	—	—	—	79,216
Construction/land development	2,331	3,813	3,272	—	1,513	—	130,465
Commercial business	—	2,318	47	—	3	3,925	171,054
	2,920	69,674	18,996	6,725	1,516	13,019	858,377
Total loans	$15,012	$150,409	$41,499	$23,599	$49,026	$59,384	$1,898,940

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes California, Alaska and Florida.

The following table presents the loan portfolio by loan type and region as of December 31, 2012.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)		Spokane (2)(3)

Consumer:
Single family	$321,285	$81,544	$53,788	$17,702	$32,282	$24,443	$9,961
Home equity	55,829	17,436	11,739	5,037	8,209	2,783	3,899
	377,114	98,980	65,527	22,739	40,491	27,226	13,860
Commercial:
Commercial real estate	163,949	83,028	15,391	20,388	645	4,632	13,261
Multifamily	8,274	3,406	—	542	—	—	—
Construction/land development	12,777	1,527	32,762	6,923	1,773	5,771	—
Commercial business	64,998	4,667	3,642	15	457	—	1,253
	249,998	92,628	51,795	27,868	2,875	10,403	14,514
Total loans	$627,112	$191,608	$117,322	$50,607	$43,366	$37,629	$28,374

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total

Consumer:
Single family	$7,873	$58,945	$17,543	$12,968	$35,531	$—	$673,865
Home equity	43	14,100	3,165	4,836	9,595	75	136,746
	7,916	73,045	20,708	17,804	45,126	75	810,611
Commercial:
Commercial real estate	—	35,652	11,530	6,925	48	6,430	361,879
Multifamily	—	1,898	2,892	—	—	—	17,012
Construction/land development	—	1,179	4,588	3,006	727	—	71,033
Commercial business	—	4,191	—	—	21	332	79,576
	—	42,920	19,010	9,931	796	6,762	529,500
Total loans	$7,916	$115,965	$39,718	$27,735	$45,922	$6,837	$1,340,111

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes Alaska and Florida.

The following table presents the loan portfolio by loan type and year of origination.

	December 31, 2013
	Prior to 2000	2000- 2004	2005- 2008	2009- 2010	2011- 2012	2013	Total
(in thousands)

Consumer
Single family	$7,236	$25,471	$195,559	$136,240	$168,885	$371,522	$904,913
Home equity	3	17,919	93,304	4,819	2,704	16,901	135,650
	7,239	43,390	288,863	141,059	171,589	388,423	1,040,563
Commercial
Commercial real estate	361	10,041	205,754	20,263	109,308	131,915	477,642
Multifamily	—	63	12,199	1,115	5,416	60,423	79,216
Construction/land development	—	—	14,155	411	19,789	96,110	130,465
Commercial business	52	892	29,980	14,493	43,110	82,527	171,054
	413	10,996	262,088	36,282	177,623	370,975	858,377
Total loans	$7,652	$54,386	$550,951	$177,341	$349,212	$759,398	$1,898,940

The following table presents the loan portfolio by loan type and year of origination.

	December 31, 2012
	Prior to 2000	2000- 2004	2005- 2008	2009- 2010	2011	2012	Total
(in thousands)

Consumer
Single family	$8,255	$35,722	$243,341	$148,622	$19,726	$218,199	$673,865
Home equity	6	21,554	108,970	4,807	1,029	380	136,746
	8,261	57,276	352,311	153,429	20,755	218,579	810,611
Commercial
Commercial real estate	234	18,679	258,995	5,388	18,822	59,761	361,879
Multifamily	—	—	13,606	—	—	3,406	17,012
Construction/land development	—	—	49,909	648	1,351	19,125	71,033
Commercial business	—	1,825	37,485	12,143	3,037	25,086	79,576
	234	20,504	359,995	18,179	23,210	107,378	529,500
Total loans	$8,495	$77,780	$712,306	$171,608	$43,965	$325,957	$1,340,111

The following table presents loan origination and loan sale volumes.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Loans originated:
Real estate:
Single family:
Originated by HomeStreet	$4,176,187	$3,969,082	$1,179,863
Originated by WMS Series LLC	694,416	932,377	541,401
Single family	4,870,603	4,901,459	1,721,264
Multifamily	90,967	115,274	129,558
Commercial real estate	129,531	49,982	3,000
Construction/land development	255,314	54,187	12,448
Total real estate	5,346,415	5,120,902	1,866,270
Commercial business	109,735	35,606	5,395
Home equity	—	—	—
Total loans originated	$5,456,150	$5,156,508	$1,871,665
Loans sold:
Single family	$4,733,473	$4,170,840	$1,739,220
Multifamily	104,016	118,805	119,478
Total loans sold	$4,837,489	$4,289,645	$1,858,698

Other real estate owned was $12.9 million at December 31, 2013, compared to $23.9 million at December 31, 2012, a decrease of $11.0 million, or 46.1%. This decrease was predominantly due to sales of OREO properties, which totaled $18.6 million and loss provision of $603 thousand for 2013, partially offset by additions to the OREO assets of $8.2 million.

FHLB Stock was $35.3 million at December 31, 2013, compared to $36.4 million at December 31, 2012. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

On November 6, 2009, the FHLB’s regulator defined its capital classification as undercapitalized. Under the Federal Housing Finance Agency (the "Finance Agency") regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized but the FHLB remained subject to a consent order. On November 22, 2013, the Finance Agency issued an amended consent order, which modified and superseded the October 2010 consent order. The amended consent order acknowledges the FHLB’s fulfillment of many of the requirements set forth in the 2010 consent order and improvements in the FHLB’s financial performance, while continuing to impose certain restrictions on its ability to repurchase, redeem, and pay dividends on its capital stock. As such, Finance Agency approval or non-objection will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.

Management periodically evaluates FHLB stock for other-than-temporary impairment based on its assessment of ultimate recoverability of par value, rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB and (4) the liquidity position of the FHLB. The FHLB continues to benefit from a superior credit rating from Standard & Poor’s, which allows the FHLB to secure funding for its activities at attractive rates and terms, further supporting continued access to liquidity. Based on its evaluation, management determined there is no other-than-temporary impairment on the FHLB stock investment as of December 31, 2013 or December 31, 2012.

Accounts receivable and other assets was $122.9 million at December 31, 2013, compared to $88.2 million at December 31, 2012, an increase of $34.7 million, or 39.3%. This increase was primarily due to a $28.0 million increase in federal income tax receivable at December 31, 2013. The income tax receivable balance was $1.6 million at December 31, 2012.

Deposits

Deposits were $2.21 billion at December 31, 2013, compared to $1.98 billion at December 31, 2012, an increase of $234.0 million, or 11.8%. This increase was primarily attributable to the addition of deposits from the acquisitions of YNB, Fortune Bank and two AmericanWest branches during the fourth quarter of 2013. During 2013, the Company increased the balances of transaction and savings deposits by $491.8 million, or 47.0%, to $1.54 billion at December 31, 2013 from $1.05 billion at December 31, 2012. Partially offsetting the increased transaction and savings deposits was the managed reduction of certificates of deposit balances, which decreased $141.1 million, or 21.5%, to $514.4 million at December 31, 2013 from $655.5 million at December 31, 2012. This improvement in the composition of deposits was partially the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing.

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2013	2012	2011

Noninterest-bearing accounts - checking and savings	$164,437	$83,563	$69,276
Interest-bearing transaction and savings deposits:
NOW accounts	297,965	174,699	138,936
Statement savings accounts due on demand	156,181	103,932	66,898
Money market accounts due on demand	919,322	683,906	499,457
Total interest-bearing transaction and savings deposits	1,373,468	962,537	705,291
Total transaction and savings deposits	1,537,905	1,046,100	774,567
Certificates of deposit	514,400	655,467	1,033,798
Noninterest-bearing accounts - other	158,516	275,268	201,390
Total deposits	$2,210,821	$1,976,835	$2,009,755

Borrowings

FHLB advances were $446.6 million at December 31, 2013, compared with $259.1 million as of December 31, 2012. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. As of December 31, 2013, 2012 and 2011, FHLB borrowings had weighted average interest rates of 0.43%, 0.60% and 4.67%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2013, $431.0 million mature prior to December 31, 2014. We had $228.5 million and $55.7 million of additional borrowing capacity with the FHLB as of December 31, 2013 and December 31, 2012, respectively. Our lending agreement permits the FHLB to refuse to make advances under that agreement during periods in which an “event of default” (as defined in that agreement) exists. An “event of default” occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. Among those events is the issuance or entry of “any supervisory or consent order pertaining to” the Bank. No such condition existed at December 31, 2013.
We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2013 and December 31, 2012, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $332.7 million and $124.3 million at December 31, 2013 and December 31, 2012, respectively. The FRBSF is also not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $64.8 million at December 31, 2013 and $61.9 million at December 31, 2012. Most of this balance represents junior subordinated debentures issued in connection with the sale of TruPS by HomeStreet Statutory Trusts, subsidiaries of HomeStreet, Inc. During 2013, as a result of the acquisition of YNB, the Company acquired $3.1 million of additional TruPS. TruPS allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders' Equity

Shareholders’ equity was $265.9 million at December 31, 2013 compared to $263.8 million at December 31, 2012. This increase included net income of $23.8 million, partially offset by other comprehensive loss of $21.2 million recognized during 2013 and $4.7 million of dividends paid during 2013 compared to total comprehensive income of $87.2 million recognized during 2012. The comprehensive loss in 2013 represented unrealized losses in the valuation of our investment securities available for sale portfolio at December 31, 2013 as a result of the increase in interest rates experienced beginning in the latter part of the second quarter of 2013.

The Company paid cash dividends to shareholders of $0.11 per share on each of April 22, 2013, August 29, 2013 and November 25, 2013.

Shareholders' equity, on a per share basis, was $17.97 per share at December 31, 2013, compared to $18.34 per share at December 31, 2012.

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

	Year Ended December 31,
(in thousands)	2013	2012	2011

Return on assets (1)	0.88%	3.42%	0.70%
Return on equity (2)	9.56%	38.86%	23.52%
Equity to assets ratio (3)	9.16%	8.79%	2.98%

(1)	Net income divided by average total assets.

(2)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and commercial lending centers, and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate commercial real estate loans including multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. As of December 31, 2013, our bank branch network consisted of 30 branches in the Pacific Northwest and Hawaii. At December 31, 2013 and 2012, our transaction and savings deposits totaled $1.53 billion and $1.05 billion, respectively, and our loan portfolio totaled $1.87 billion and $1.31 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net interest income	$59,172	$46,626	$44,576
Provision for loan losses	900	11,500	3,300
Noninterest income	8,041	9,786	13,199
Noninterest expense	63,767	63,227	79,893
Income (loss) before income taxes	2,546	(18,315)	(25,418)
Income tax (benefit) expense	(91)	(3,821)	(111)
Net income (loss)	$2,637	$(14,494)	$(25,307)

Average assets	$2,122,846	$1,849,036	$2,068,951
Pre-tax pre-provision profit (loss) (1)	3,446	(6,815)	(22,118)
Efficiency ratio (2)	94.87%	112.08%	138.28%
Full-time equivalent employees (ending)	577	413	313
Net gain on mortgage loan origination and sale activity:
Multifamily	$5,306	$4,872	$2,998
Other	964	—	—
	$6,270	$4,872	$2,998

Commercial and Consumer Banking production volumes:
Multifamily mortgage originations	$90,968	$112,074	$125,676
Multifamily mortgage loans sold	$104,016	$118,805	$119,477

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

Commercial and Consumer Banking net income was $2.6 million for the year ended December 31, 2013, an increase of $17.1 million from a net loss of $14.5 million for the year ended December 31, 2012. The increase in net income in 2013 was primarily the result of a $12.5 million increase in net interest income, which reflected improvements in our deposit product and pricing strategy. That strategy included reducing our higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits. Additionally, improved credit quality of the Company's loan portfolio resulted in a $10.6 million lower provision for loan losses in 2013 compared to 2012.

Commercial and Consumer Banking had a net loss of $14.5 million for the year ended December 31, 2012, compared to a net loss of $25.3 million for the year ended December 31, 2011. The improvement in 2012 was primarily due to an increase in net interest income, which in large part reflects the execution of our deposit product and pricing strategies.

Commercial and Consumer Banking servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Servicing income, net:
Servicing fees and other	$3,174	$3,396	$4,258
Amortization of multifamily MSRs	(1,803)	(2,014)	(1,487)
Commercial mortgage servicing income	$1,371	$1,382	$2,771

Commercial and Consumer Banking loans serviced for others consisted of the following.

	Year Ended December 31,
(in thousands)	2013	2012

Commercial
Multifamily	$720,429	$727,118
Other	95,673	53,235
Total commercial loans serviced for others	$816,102	$780,353

Commercial and Consumer Banking noninterest expense of $63.8 million increased $540 thousand, or 0.9%, from $63.2 million in 2012, primarily due to increased salaries and related costs, reflecting the growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network, partially offset by the elimination of certain positions in commercial lending and administration in response to our acquisitions and which was intended to improve efficiency and performance.

Mortgage Banking Segment

Mortgage Banking originates and purchases single family residential mortgage loans for sale to investors in the secondary market. We purchase loans from WMS Series LLC through a correspondent arrangement between HomeStreet Bank and that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net interest income	$15,272	$14,117	$3,918
Noninterest income	182,704	228,234	84,006
Noninterest expense	165,728	120,364	46,601
Income before income taxes	32,248	121,987	41,323
Income tax expense	11,076	25,367	(103)
Net income	$21,172	$96,620	$41,426

Average assets	$595,368	$554,824	$230,850
Efficiency ratio (1)	83.71%	49.67%	53.00%
Full-time equivalent employees (ending)	925	686	300
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$4,459,649	$4,668,167	$1,701,608
Single family mortgage interest rate lock commitments(2)	3,907,274	4,786,667	1,772,617
Single family mortgage loans sold(2)	4,733,473	4,170,840	1,739,220

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Services LLC ("WMS") and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $21.2 million for the year ended December 31, 2013, a decrease of $75.4 million, or 78.1%, from net income of $96.6 million for the year ended December 31, 2012. The decrease in Mortgage Banking net income for 2013 was driven primarily by higher mortgage interest rates that led to a sharp decrease in interest rate lock commitment volume. Since a substantial amount of the gain on loan origination and sale activities is recognized at the time of interest rate lock, higher mortgage interest rates in 2013 created an imbalance between the volume of interest rate lock commitments and closed loans. In periods where the volume of closed loans significantly exceeds the volume of interest rate lock commitments, noninterest expense will be higher relative to noninterest income because variable costs, notably commissions and incentives, are recognized at the time of closing the loan.

Mortgage Banking net income of $96.6 million for the year ended December 31, 2012 increased $55.2 million, or 133.2%, from $41.4 million for the year ended December 31, 2011. The increase in net income primarily reflected elevated mortgage production volumes as net gain on mortgage loan origination and sale activities increased with the expansion of single family lending operations.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$128,391	$178,624	$34,287
Provision for repurchase losses(3)	—	(2,969)	(764)
Net gain from secondary market activities	128,391	175,655	33,523
Loan origination and funding fees	30,051	30,037	11,946
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$158,442	$205,692	$45,469

(1)	Excludes inter-segment activities.

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

Net gain on mortgage loan origination and sale activities was $158.4 million for the year ended December 31, 2013, a decrease of $45.9 million, or 21.8%, from $205.7 million for the year ended December 31, 2012. This decrease is primarily the result of a 18.4% decrease in interest rate lock commitments, which was mainly driven by an increase in mortgage interest rates which began in the latter part of the second quarter of 2013, which led to a decrease in refinance mortgage volume, and a shift to a purchase mortgage-dominated market.

Mortgage Banking servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Servicing income, net:
Servicing fees and other	$30,999	$24,437	$21,867
Changes in fair value of MSRs due to modeled amortization (1)	25,668	(20,662)	(14,421)
	56,667	3,775	7,446
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(20,533)	(11,018)	$(25,579)
Net gain from derivatives economically hedging MSRs	(20,432)	21,982	53,418
	(40,965)	10,964	27,839
Mortgage Banking servicing income	$15,702	$14,739	$35,285

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
Single family mortgage servicing income of $15.7 million in the year ended December 31, 2013 increased by $1.0 million from $14.7 million in the year ended December 31, 2012. This increase was primarily due to increased servicing fees collected on the Company's single family mortgages, partially offset by mortgage servicing rights ("MSR") risk management results. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.
Single family mortgage servicing fees collected in the year ended December 31, 2013 increased $6.6 million, or 26.9%, from the year ended December 31, 2012 primarily as a result of growth in the portfolio of single family loans serviced for others, which increased to $11.80 billion at December 31, 2013 compared to $8.87 billion at December 31, 2012.
Single family mortgage servicing income of $14.7 million for the year ended December 31, 2012 decreased $20.5 million from the year ended December 31, 2011, primarily due to risk management activities.

Single family loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2013	2012

Single family
U.S. government and agency	$11,467,853	$8,508,458
Other	327,768	362,230
Total single family loans serviced for others	$11,795,621	$8,870,688

Mortgage Banking noninterest expense of $165.7 million for the year ended December 31, 2013 increased $45.4 million, or 37.7%, from $120.4 million in 2012. This increase was primarily attributable to increased salaries and related costs due to our continued growth in loan production personnel and our expansion into new markets.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the "Commitments, Guarantees and Contingencies" discussions within Management's Discussion and Analysis, as well as Note 14, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our mortgage lending activities and interest rate lock commitments on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2013 and December 31, 2012 was $18.4 million and $76.8 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments, which primarily related to unused home equity and commercial real estate lines of credit and business banking funding lines, totaled $154.0 million and $91.1 million at December 31, 2013 and December 31, 2012. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $168.5 million and $34.5 million at December 31, 2013 and December 31, 2012, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2013 and December 31, 2012, was $6.0 million and $22.5 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. The total principal balance of loans outstanding under the DUS program as of December 31, 2013 and December 31, 2012 was $720.4 million and $727.1 million, respectively, and our loss reserve was $2.0 million and $3.3 million as of December 31, 2013 and December 31, 2012, respectively.

•
Mortgage repurchase liability. In our single family lending business, we sell residential mortgage loans to GSEs that include the mortgage loans in GSE-guaranteed mortgage securitizations. In addition, the Company pools FHA-insured and Department of Veterans' Affairs ("VA")-guaranteed mortgage loans that are used to back Ginnie Mae-guaranteed securities. We have made representations and warranties that the loans sold meet certain requirements. We may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. These obligations expose us to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance that it may receive. Generally, the maximum amount of future payments we would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses.

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
As of December 31, 2013 and December 31, 2012, the total principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $11.89 billion and $8.92 billion. We recorded a mortgage repurchase liability of $1.3 million and $2.0 million at December 31, 2013 and 2012, respectively, to reflect management’s estimate of losses for loans for which we could have a repurchase obligation. Actual repurchase losses of $2.5 million, $2.8 million and $826 thousand were incurred for the years ended December 31, 2013, 2012 and 2011, respectively.

•
Leases. The Company is obligated under non-cancelable leases for office space. The office leases also contain renewal and space options. Rental expense under non-cancelable operating leases totaled $11.4 million, $7.1 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide or obtain collateral from certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. At December 31, 2013 and 2012, our net exposure to the credit risk of derivative counterparties was $10.2 million and $22.7 million.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2013. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total

Deposits (1)	$2,095,020	$96,571	$19,230	$—	$2,210,821
FHLB advances	431,000	—	—	15,590	446,590
Trust preferred securities(2)	—	—	—	64,950	64,950
Interest(3)	5,963	9,521	5,837	24,265	45,586
Operating leases	11,856	23,433	14,421	4,115	53,825
Purchase obligations (4)	4,147	5,578	—	—	9,725
Total	$2,547,986	$135,103	$39,488	$108,920	$2,831,497

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities is included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2013 rates, which we held constant until maturity.

(4)	Represents agreements to purchase goods or services.

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

•
Enterprise Risk Management Committee. The Enterprise Risk Management Committee (the "ERMC") oversees the Company's enterprise-wide risk management framework, including evaluating management's identification and assessment of the significant risks and the related infrastructure to address such risks and monitors the Company's compliance with its risk appetite and risk limit structures and effective remediation of non-compliance on an ongoing, enterprise-wide, and individual entity basis. The ERMC does not duplicate the risk oversight of the Board's other committees, but rather helps ensure end-to-end understanding and oversight of all risk issues in one Board committee and enhances the Board's and management's understanding of the Company's aggregate enterprise-wide risk appetite.

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

Our credit risk management process is primarily governed centrally. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling and loan review, quality control and audit processes. In addition, we have an independent loan review function that reports directly to the Credit Committee of the Board, and internal auditors and regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

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

The Loan Committee provides direction and oversight within our risk management framework. The committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Loan Committee periodically approves credits larger than the Chief Credit Officer’s or Chief Executive

Officer’s individual approval authorities allow. The members of the Loan Committee are the Chief Executive Officer, Chief Credit Officer and the Commercial Banking Director.

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

Credit limits for capital markets counterparties, including derivative counterparties, are defined in the Company's Counterparty Risk policy, which is reviewed annually by the Bank Loan Committee, with final approval by the Board Credit Committee. The treasury function is responsible for directing the activities related to securities and derivative portfolios, including overseeing derivative portfolio performance and ensuring compliance with established credit policies, standards and limits. The Chief Investment Officer and Treasurer reports directly to the Chief Executive Officer.

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

Real Estate

Our appraisal policy requires that market value appraisals or evaluations be prepared at loan origination, subsequent loan extensions and for loan monitoring purposes. Our appraisals are prepared by independent third-party appraisers and our staff appraisers. Evaluations are prepared by independent qualified third-party providers. We use state certified and licensed appraisers with appropriate expertise as it relates to the subject property type and location. All appraisals contain “as is” values based upon the definition of market value as set forth in the FDIC appraisal regulations. For commercial properties we may also obtain “upon completion” and “upon stabilization” values as appropriate to the loan type and status. The appraisal standard for the non-tract development properties (four units or less) is retail value of individual units. For tract development properties with five or more units, the appraisal standard is the bulk value of the tract as a whole.

We review all appraisals and evaluations prior to approval of a loan transaction. Commercial real estate appraisals and evaluations are reviewed by our in-house appraisal staff. Non-complex single family appraisal reviews are conducted by our single family loan underwriters or appraisal department staff. Complex single family appraisals or appraisals with unusual characteristics are referred to our appraisal department for review.

For loan monitoring and problem loan management purposes our appraisal practices are as follows:

•	We generally do not perform valuation monitoring for pass-graded credits due to minimal credit risk.

•
For loans graded special mention, an appraisal is performed at the time of loan downgrade, and an appraisal or evaluation is performed at least every two years thereafter, depending upon property complexity, market area, market conditions, intended use and other considerations.

•
For loans graded substandard or doubtful and for all OREO properties, we require an independent third-party appraisal at the time of downgrade or transfer to OREO and at least every twelve months thereafter until disposition or loan upgrade. For loans where foreclosure is probable, an appraisal or evaluation is prepared at the intervening six-month period prior to foreclosure.

•
In addition, if we determine that market conditions, changes to the property, changes in the intended use of the property or other factors indicate an appraisal is no longer reliable, we will also obtain an updated appraisal or evaluation and assess whether a change in collateral value requires an additional adjustment to carrying value.

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
When there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest, we may enter into a loan modification to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Company to foreclose or modify the terms. We have made concessions such as interest-only payment terms, interest rate reductions, principal and interest forgiveness and payment restructures. Additionally, we have provided for concessions to construction and land development borrowers that focused primarily on forgiveness of principal in conjunction with settlement activities so as to allow us to acquire control of the real estate collateral. For single family mortgage borrowers, we have generally provided for granting interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower’s current financial condition to assure that they can make the modified payment.

Asset Quality and Nonperforming Assets

The primary markets in which we do business were impacted by the deterioration in the U.S. housing market that began in 2007. Faced with unfavorable market conditions, more borrowers with residential and commercial loans defaulted on their loans, thereby contributing to an increase in delinquency rates, which peaked in our loan portfolio during 2009 and continued to be higher than historical averages through 2012. We generally stopped our origination of new loans held for investment in 2008 to enable us to focus on problem loan resolution and improve overall asset quality. Beginning in 2009, we tightened our lending practices and underwriting standards as we shifted to primarily originating single family loans that conform to GSE parameters and Fannie Mae DUS multifamily loans, substantially all of which were designated for sale. With the successful completion of our initial public offering and the termination of the Bank Order, we restarted all of our traditional lines of lending in 2012 and again began to grow our loans held for investment portfolio.

Nonperforming assets decreased to $38.6 million, or 1.26% of total assets at December 31, 2013, compared to $53.8 million, or 2.05% of total assets at December 31, 2012. Nonaccrual loans of $25.7 million, or 1.36% of total loans at December 31, 2013, declined $4.2 million, or 14.0%, from $29.9 million, or 2.24% of total loans at December 31, 2012. OREO balances of $12.9 million at December 31, 2013 declined $11.0 million, or 46.1%, from $23.9 million at December 31, 2012. Net charge-offs in 2013 were $4.6 million compared to $26.5 million in 2012 and $25.1 million in 2011.

As problem loans are resolved and credit losses are realized, the credit risk inherent within the loans held for investment portfolio declines. Consequently, the level of our allowance for loan losses has also declined. At December 31, 2013, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.90 billion, an increase of $559.2 million from December 31, 2012, while the allowance for loan losses decreased to $23.9 million, or 1.26% of loans held for investment, compared to $27.6 million, or 2.06% of loans held for investment at December 31, 2012. The decrease in the allowance for loan losses as a percentage of loans held for investment primarily reflected improved credit quality of our loan portfolio.

Our provision for loan losses for 2013 was $900 thousand compared to $11.5 million for 2012 and $3.3 million for 2011. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The following table presents the activity in our allowance for credit losses and those amounts that were collectively and individually evaluated for impairment at December 31, 2013, 2012 and 2011.

	December 31,
(in thousands)	2013	2012	2011

Allowance for credit losses:
Beginning balance	$27,751	$42,800	$64,566
Charge-offs	(6,854)	(29,875)	(31,944)
Recoveries	2,292	3,326	6,878
Provision	900	11,500	3,300
Ending balance	$24,089	$27,751	$42,800

Collectively evaluated for impairment	$21,518	$21,383	$24,083
Individually evaluated for impairment	2,571	6,368	18,717
Total	$24,089	$27,751	$42,800
Loans held for investment:
Collectively evaluated for impairment	$1,779,071	$1,216,146	$1,170,259
Individually evaluated for impairment	119,869	123,965	177,365
Total	$1,898,940	$1,340,111	$1,347,624

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates — Allowance for Loan Losses" within Management's Discussion and Analysis of this Form 10-K.

The following table presents the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans:
December 31, 2013
Loans with no related allowance recorded	$81,301	$112,795	$—
Loans with an allowance recorded	38,568	38,959	2,571
Total	$119,869	$151,754	$2,571
December 31, 2012
Loans with no related allowance recorded	$53,615	$67,262	$—
Loans with an allowance recorded	70,350	72,220	6,368
Total	$123,965	$139,482	$6,368
December 31, 2011
Loans with no related allowance recorded	$94,825	$108,112	$—
Loans with an allowance recorded	82,540	87,781	18,717
Total	$177,365	$195,893	$18,717

The Company had 216 impaired relationships totaling $119.9 million at December 31, 2013, and 167 impaired relationships totaling $124.0 million at December 31, 2012. Included in the total impaired loan amounts were 169 single family troubled debt restructuring ("TDR") loan relationships totaling $74.3 million at December 31, 2013 and 126 single family TDR relationships totaling $67.5 million at December 31, 2012. The increase in the number of impaired loan relationships at December 31, 2013 from 2012 was primarily due to an increase in the number of single family impaired loans. At December 31, 2013, there were 153 single family impaired relationships totaling $68.6 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $17.8 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2013 was $122.8 million compared to $148.6 million for the year ended December 31, 2012. Impaired loans of $38.6 million and $70.4 million had a valuation allowance of $2.6 million and $6.4 million at December 31, 2013 and 2012, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2013			2012			2011
(in thousands)	Amount	Percent of allowance to total allowance	Loan category as a % of total loans	Amount	Percent of allowance to total allowance	Loan category as a % of total loans	Amount	Percent of allowance to total allowance	Loan category as a % of total loans
Consumer loans
Single family	$11,990	49.8%	47.7%	$13,388	48.2%	50.3%	$10,671	24.9%	36.9%
Home equity	3,987	16.6	7.1	4,648	16.8	10.2	4,623	10.8	11.8
	15,977	66.4	54.8	18,036	65.0	60.5	15,294	35.7	48.7
Commercial loans
Commercial real estate	4,012	16.6	25.2	5,312	19.2	27.0	4,321	10.1	29.8
Multifamily	942	3.9	4.2	622	2.2	1.3	335	0.8	4.2
Construction/land development	1,414	5.9	6.9	1,580	5.7	5.3	21,237	49.6	12.9
Commercial business	1,744	7.2	8.9	2,201	7.9	5.9	1,613	3.8	4.4
	8,112	33.6	45.2	9,715	35.0	39.5	27,506	64.3	51.3
Total allowance for credit losses	$24,089	100.0%	100.0%	$27,751	100.0%	100.0%	$42,800	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Allowance at the beginning of period	$27,751	$42,800	$64,566
Provision for loan losses	900	11,500	3,300
Recoveries:
Consumer
Single family	536	657	208
Home equity	583	631	132
	1,119	1,288	340
Commercial
Commercial real estate	134	259	—
Multifamily residential	—	10	—
Construction/land development	767	1,042	6,274
Commercial business	272	727	264
	1,173	2,038	6,538
Total recoveries	2,292	3,326	6,878
Charge-offs:
Consumer
Single family	2,967	5,939	8,347
Home equity	1,960	4,264	5,062
	4,927	10,203	13,409
Commercial
Commercial real estate	1,448	4,253	817
Construction/land development	458	14,861	16,890
Commercial business	21	558	828
	1,927	19,672	18,535
Total charge-offs	6,854	29,875	31,944
(Charge-offs), net of recoveries	(4,562)	(26,549)	(25,066)
Balance at end of period	$24,089	$27,751	$42,800
Net charge-offs to average loans receivable, net	0.30%	2.04%	1.70%

We manage asset quality and control credit risk by diversifying our loan portfolio and by applying policies designed to promote sound underwriting and loan monitoring practices. The Credit Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the organization. For further discussion related to credit quality, see Note 6, Loans and Credit Quality to the financial statements of this Form 10-K.

The following tables contain the amount of TDRs by loan type on accrual and nonaccrual status.

	At December 31, 2013
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer:
Single family(1)	$70,304	160	$4,017	9	$74,321	169
Home equity	2,558	23	86	2	2,644	25
	72,862	183	4,103	11	76,965	194
Commercial:
Commercial real estate	19,620	2	628	1	20,248	3
Multifamily residential	3,163	2	—	—	3,163	2
Construction/land development	6,148	4	—	—	6,148	4
Commercial business	112	1	—	—	112	1
	29,043	9	628	1	29,671	10
	$101,905	192	$4,731	12	$106,636	204

(1)    Includes $17.8 million of loans insured by the FHA or guaranteed by the VA.

	At December 31, 2012
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer:
Single family	$67,483	120	$3,931	$6	$71,414	126
Home equity	2,288	21	465	3	2,753	24
	69,771	141	4,396	9	74,167	150
Commercial:
Commercial real estate	21,071	2	770	1	21,841	3
Multifamily residential	3,221	2	—	—	3,221	2
Construction/land development	6,365	4	5,042	2	11,407	6
Commercial business	147	1	—	—	147	1
	30,804	9	5,812	3	36,616	12
	$100,575	150	$10,208	12	$110,783	162

(1)    Includes $13.1 million of loans insured by the FHA or guaranteed by the VA.

The Company had 204 loan relationships classified as TDRs totaling $106.6 million at December 31, 2013 with related unfunded commitments of $47 thousand. The Company had 162 loan relationships classified as TDRs totaling $110.8 million at December 31, 2012 with related unfunded commitments of $25 thousand. The increase in the number of TDR loan relationships at December 31, 2013 from 2012 was primarily due to an increase in the number of single family loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $1.9 million comprised of five relationships, and $1.4 million comprised of six relationships, as of December 31, 2013 and 2012, respectively, and were predominantly comprised of loans repurchased from Ginnie Mae and cured by modifying interest rate terms.

The following table presents nonperforming assets, contractually past due assets, and accruing and nonaccrual restructured loans.

	At December 31,
(in thousands)	2013	2012	2011	2010	2009

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$8,861	$13,304	$12,104	$13,938	$48,400
Home equity	1,846	2,970	2,464	2,535	2,187
	10,707	16,274	14,568	16,473	50,587
Commercial
Commercial real estate	12,257	6,403	10,184	20,259	15,981
Multifamily residential	—	—	2,394	8,167	8,489
Construction/land development	—	5,042	48,387	65,952	295,966
Commercial business	2,743	2,173	951	2,359	3,195
	15,000	13,618	61,916	96,737	323,631
Total loans on nonaccrual	25,707	29,892	76,484	113,210	374,218
Other real estate owned	12,911	23,941	38,572	170,455	107,782
Total nonperforming assets	$38,618	$53,833	$115,056	$283,665	$482,000
Loans 90 days or more past due and accruing (2)	$46,811	$40,658	$35,757	$43,503	$11,439
Accruing TDR loans (3)	101,905	100,575	$104,931	31,806	42,746
Nonaccrual TDR loans (3)	4,731	10,208	23,540	25,063	19,069
Total TDR loans	$106,636	$110,783	$128,471	$56,869	$61,815
Allowance for loan losses as a percent of nonaccrual loans	93.00%	92.20%	55.81%	56.69%	29.25%
Nonaccrual loans as a percentage of total loans	1.36%	2.24%	5.69%	7.06%	18.04%
Nonperforming assets as a percentage of total assets	1.26%	2.05%	5.08%	11.41%	15.02%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $686 thousand, $1.1 million and $4.9 million for the years ended December 31, 2013, 2012 and 2011.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

(3)	At December 31, 2013, TDRs (performing and nonperforming) were comprised of 204 loan relationships totaling $106.6 million.

The following tables present delinquent loans and OREO by loan type.

	At December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,466	$4,901	$8,861	$46,811	$67,039	$5,246
Home equity	375	75	1,846	—	2,296	—
	6,841	4,976	10,707	46,811	69,335	5,246
Commercial loans
Commercial real estate	—	—	12,257	—	12,257	1,688
Construction/land development	—	—	—	—	—	5,977
Commercial business	—	—	2,743	—	2,743	—
	—	—	15,000	—	15,000	7,665
Total	$6,841	$4,976	$25,707	$46,811	$84,335	$12,911

	At December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$11,916	$4,732	$13,304	$40,658	$70,610	$4,071
Home equity	787	242	2,970	—	3,999	—
	12,703	4,974	16,274	40,658	74,609	4,071
Commercial loans
Commercial real estate	—	—	6,403	—	6,403	10,283
Construction/land development	—	—	5,042	—	5,042	9,587
Commercial business	—	—	2,173	—	2,173	—
	—	—	13,618	—	13,618	19,870
Total	$12,703	$4,974	$29,892	$40,658	$88,227	$23,941

	At December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family	$7,694	$8,552	$12,104	$35,757	$64,107	$6,600
Home equity	957	500	2,464	—	3,921	—
	8,651	9,052	14,568	35,757	68,028	6,600
Commercial loans
Commercial real estate	—	—	10,184	—	10,184	2,055
Multifamily	—	—	2,394	—	2,394	—
Construction/land development	9,916	—	48,387	—	58,303	29,917
Commercial business	—	—	951	—	951	—
	9,916	—	61,916	—	71,832	31,972
Total	$18,567	$9,052	$76,484	$35,757	$139,860	$38,572

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. All single family loans in this category are Ginnie Mae loans.

The following table presents nonperforming assets by loan type by region at December 31, 2013.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)		Spokane (2)(3)

Loans on nonaccrual status:
Consumer
Single family	$3,032	$1,469	$1,821	$213	$292	$802	$—
Home equity	596	117	386	22	49	77	—
	3,628	1,586	2,207	235	341	879	—
Commercial
Commercial real estate	7,076	2,274	—	—	—	208	—
Commercial business	2,520	—	—	—	—	223	—
	9,596	2,274	—	—	—	431	—
Total loans on nonaccrual status	$13,224	$3,860	$2,207	$235	$341	$1,310	$—
Other real estate owned:
Consumer
Single family	$923	$105	$577	$—	$—	$—	$—
	923	105	577	—	—	—	—
Commercial
Commercial real estate	—	—	—	—	—	—	958
Construction/land development	—	—	325	6,219	—	—	—
	—	—	325	6,219	—	—	958
Total other real estate owned	$923	$105	$902	$6,219	$—	$—	$958
Total nonperforming assets	$14,147	$3,965	$3,109	$6,454	$341	$1,310	$958

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Total

Loans on nonaccrual status:
Single family	$—	$271	$301		$660	$8,861
Home equity	—	251	—	85	263	1,846
	—	522	301	85	923	10,707
Commercial real estate	—	2,699		—	—	12,257
Commercial business	—	—	—	—	—	2,743
	—	2,699	—	—	—	15,000
Total loans on nonaccrual status	$—	$3,221	$301	$85	$923	$25,707
Other real estate owned:
Consumer
Single family	$—	$1,334		$1,410	$897	$5,246
	—	1,334	—	1,410	897	5,246
Commercial
Commercial real estate	—	—	—	—	—	958
Construction/land development	—	163	—	—	—	6,707
	—	163	—	—	—	7,665
Total other real estate owned	$—	$1,497	$—	$1,410	$897	$12,911
Total nonperforming assets	$—	$4,718	$301	$1,495	$1,820	$38,618

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

The following table presents nonperforming assets by loan type by region at December 31, 2012.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)		Spokane (2)(3)

Loans on nonaccrual status:
Consumer
Single family	$4,344	$2,699	$1,361	$187	$—	$715	$—
Home equity	1,659	97	401	14	124	81	28
	6,003	2,796	1,762	201	124	796	28
Commercial
Commercial real estate	1,131	4,502	—	—	—	—	—
Construction/land development	—	—	311	—	1,112	3,619	—
Commercial business	2,173	—	—	—	—	—	—
	3,304	4,502	311	—	1,112	3,619	—
Total loans on nonaccrual status	$9,307	$7,298	$2,073	$201	$1,236	$4,415	$28
Other real estate owned:
Consumer
Single family	$1,179	$920	$246	$—	$—	$425	$—
	1,179	920	246	—	—	425	—
Commercial
Commercial real estate	1,207	1,636	6,957	—	—	—	—
Construction/land development	—	—	7,172	2,415	—	—	—
	1,207	1,636	14,129	2,415	—	—	—
Total other real estate owned	$2,386	$2,556	$14,375	$2,415	$—	$425	$—
Total nonperforming assets	$11,693	$9,854	$16,448	$2,616	$1,236	$4,840	$28

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Total
Loans on nonaccrual status:
Single family	$205	$2,458	$—	$—	$1,335	$13,304
Home equity	—	221	5	94	246	2,970
	205	2,679	5	94	1,581	16,274
Commercial real estate	—	—	770	—	—	6,403
Construction/land development	—	—	—	—	—	5,042
Commercial business	—		—	—	—	2,173
	—	—	770	—	—	13,618
Total loans on nonaccrual status	$205	$2,679	$775	$94	$1,581	$29,892
Other real estate owned:
Consumer
Single family	$—	$148	$—	$1,153	$—	$4,071
	—	148	—	1,153	—	4,071
Commercial
Commercial real estate	—	—	483	—	—	10,283
Construction/land development	—	—	—	—	—	9,587
	—	—	483	—	—	19,870
Total other real estate owned	$—	$148	$483	$1,153	$—	$23,941
Total nonperforming assets	$205	$2,827	$1,258	$1,247	$1,581	$53,833

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2013
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	3.9%
<		500		0.1%
500		549		0.1%
550		599		0.9%
600		649		3.3%
650		699		13.8%
700		749		25.2%
750		>		52.7%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2012
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	5.2%
<		500		0.1%
500		549		0.1%
550		599		1.2%
600		649		4.6%
650		699		16.2%
700		749		26.9%
750		>		45.7%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

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

For commercial, multifamily and construction lending, we consider the same factors with regard to the borrower and the guarantors. In addition, we evaluate liquidity, net worth, leverage, other outstanding indebtedness of the borrower, an analysis of cash expected to flow through the borrower (including the outflow to other lenders) and prior experience with the borrower. We use this information to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

Liquidity Risk and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc., HomeStreet Capital ("HSC") and the Bank
have established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

HomeStreet, Inc., HomeStreet Capital and the Bank have different funding needs and sources of liquidity and separate regulatory capital requirements.

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

HomeStreet Capital

HomeStreet Capital generates positive cash flow from its servicing fee income on the DUS portfolio, net of its costs to service the portfolio. Partially offsetting this are HomeStreet Capital's costs to purchase the servicing rights on new production from the Bank. Liquidity management and reporting requirements for DUS lenders such as HomeStreet Capital are set by Fannie Mae. HomeStreet Capital's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational needs.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2013 our primary liquidity ratio was 26.9%, compared with 43.9% at December 31, 2012.

At December 31, 2013 and 2012, the Bank had borrowing capacity of $228.5 million and $55.7 million from the FHLB, and $332.7 million and $124.3 million from the FRBSF, respectively.

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

Cash Flows

For the years ended December 31, 2013, 2012 and 2011 cash and cash equivalents increased $8.6 million, decreased $238.0 million, and increased $190.7 million, respectively. The following discussion highlights the major activities and transactions that affected HomeStreet's cash flows during 2013, 2012 and 2011.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2013, net cash of $304.0 million was provided by operating activities, as proceeds from the sale of loans held for sale exceeded cash used to fund loans held for sale production. During 2013, the Company transferred $93.6 million of loans from loans held for investment to loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2012, net cash of $391.9 million was used by operating activities, as higher mortgage production volumes during 2012 resulted in higher average balances of loans held for sale. Cash used to fund loans held for sale production was largely offset by proceeds from the sale of such loans. For the year ended December 31, 2011, net cash of $89.7 million was provided by operating activities, resulting from the decision to accelerate the settlement of single family loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the year ended December 31, 2013, net cash of $459.9 million was used in investing activities. We used cash of $447.9 million in net originations and principal repayments of loans held for investment during 2013, as a result of increased originations of mortgages that exceed conventional conforming loan limits. Net purchases in our investment securities portfolio were $190.0 million during 2013. Additionally, cash of $24.0 million was provided in connection with the purchases of YNB, Fortune Bank and two AmericanWest Bank branches. For the year ended December 31, 2012, net cash of $102.9 million was used by investing activities, as we used the proceeds from our stock issuance to purchase available-for-sale securities. Net purchases in our investment securities portfolio were $119.0 million during 2012. Additionally, we realized net proceeds of $49.6 million from the sale of OREO properties during 2012. For the year ended December 31, 2011, net cash of $331.9 million was provided by investing activities mainly in connection with net proceeds from our investment loan portfolio and the sale of OREO properties in 2011. Net proceeds from our investment loan portfolio were $196.1 million during 2011. Additionally, we realized net proceeds of $144.6 million from the sale of OREO properties during 2011.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2013, net cash of $164.5 million was provided by financing activities, as we increased our lower cost short-term advances from the FHLB. For the year ended December 31, 2012, net cash of $256.7 million was provided by financing activities. We had net proceeds of $200.2 million from FHLB advances as the Company prepaid higher cost long-term FHLB advances, replacing these borrowings with lower cost short-term advances from the FHLB. Additionally, the Company had net proceeds of $88.2 million from the issuance of common stock through our initial public offering and option exercises, which we used to invest in investment securities. For the year ended December 31, 2011, net cash of $230.9 million was used in financing activities, as we reduced our FHLB advances as part of our balance sheet restructuring activities.

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

As of December 31, 2013, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 15.46%, 14.28% and 9.96%, respectively, compared with 19.31%, 18.05% and 11.78%, as of December 31, 2012. At December 31, 2013 the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules. The decline in the Bank's capital ratios from December 31, 2012 was primarily attributable to the fourth quarter acquisitions of Fortune Bank, Yakima National Bank and two branches from AmericanWest Bank, which created $13.6 million of intangible assets which are not included in the calculation of our capital for regulatory purposes and which resulted in an increase in average and risk-weighted assets, as well as the equity impact of lower net income in 2013.

The following table presents the Bank’s capital amounts and ratios.

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.28%	81,708	4.0%	122,562	6.0%
Total risk-based capital (to risk-weighted assets)	315,762	15.46%	163,415	8.0%	204,269	10.0%

	At December 31, 2012
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05%	63,596	4.0%	95,394	6.0%
Total risk-based capital (to risk-weighted assets)	306,934	19.31%	127,192	8.0%	158,991	10.0%

	At December 31, 2011
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$135,383	6.04%	$89,705	4.0%	$112,132	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	135,383	9.88%	54,814	4.0%	82,220	6.0%
Total risk-based capital (to risk-weighted assets)	152,829	11.15%	109,627	8.0%	137,034	10.0%

New Capital Regulations

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
Under the Rules, both the Company and the Bank will be required to meet certain minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital,which is at least 2.5% above each of the preceding common equity Tier 1 capital ratios, the Tier 1 risk-based ratio and the total risk based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The prompt corrective action rules, which apply to the Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the Rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively.
The Rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than 815 billion in total assets as of December 31, 2009

(which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
The Rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
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

We believe that we have an excellent reputation in the community primarily due to our longevity and significant outreach to the communities we serve. The Bank has earned “Outstanding” ratings on every one of its Bank Community Reinvestment Act (CRA) examinations since 1986.

Accounting Developments

See Financial Statements and Supplementary Data—Note 1, Summary of Significant Accounting Policies, for a discussion of accounting developments.

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2013
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$33,908	$—	$—	$—	$—	$—	$—	$33,908
FHLB Stock	—	—	—	—	—	35,288	—	35,288
Investment securities(1)	14,112	15,472	31,307	114,058	62,472	261,395	—	498,816
Mortgage loans held for sale	279,941	—	—	—	—	—	—	279,941
Loans held for investment(1)	473,350	160,518	270,969	494,503	243,174	253,207	—	1,895,721
Total interest-earning assets	801,311	175,990	302,276	608,561	305,646	549,890	—	2,743,674
Non-interest-earning assets	—	—	—	—	—	—	322,380	322,380
Total assets	$801,311	$175,990	$302,276	$608,561	$305,646	$549,890	$322,380	$3,066,054
Interest-bearing liabilities:
NOW accounts (2)	$297,965	$—	$—	$—	$—	$—	$—	$297,965
Statement savings accounts(2)	156,181	—	—	—	—	—	—	156,181
Money market accounts(2)	919,322	—	—	—	—	—	—	919,322
Certificates of deposit	174,399	102,600	124,093	94,375	18,788	146	—	514,401
FHLB advances	431,000	—	—	—	—	15,590	—	446,590
Long-term debt (3)	61,857	—	—	—	2,954	—	—	64,811
Total interest-bearing liabilities	2,040,724	102,600	124,093	94,375	21,742	15,736	—	2,399,270
Non-interest bearing liabilities	—	—	—	—	—	—	400,858	400,858
Equity	—	—	—	—	—	—	265,926	265,926
Total liabilities and shareholders’ equity	$2,040,724	$102,600	$124,093	$94,375	$21,742	$15,736	$666,784	$3,066,054
Interest sensitivity gap	$(1,239,413)	$73,390	$178,183	$514,186	$283,904	$534,154
Cumulative interest sensitivity gap	$(1,239,413)	$(1,166,023)	$(987,840)	$(473,654)	$(189,750)	$344,404
Cumulative interest sensitivity gap as a percentage of total assets	(40.4)%	(38.0)%	(32.2)%	(15.4)%	(6.2)%	11.2%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	39%	46%	56%	80%	92%	114%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2013, the Bank was asset sensitive overall, but liability sensitive in the "three months or less," the “more than three months to six months” and the "more than six months to twelve months" periods. The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise in the long term if market interest rates increase and generally fall in the long term if market interest rates decline.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2013 and December 31, 2012 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

	December 31, 2013		December 31, 2012
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(4.4)%	(21.2)%	(0.9)%	(24.7)%
+100	(1.6)	(10.9)	(0.3)	(10.8)
-100	(1.9)	7.8	(2.4)	3.2
-200	(3.0)%	6.7%	(2.0)%	6.7%

(1)	This percentage change represents the impact to net interest income and servicing income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At December 31, 2013, we believe our net interest income did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. It is expected that, as interest rates change, net interest income will be positively correlated, +/- 100 (asset sensitive), however, if they continue to shift, net interest income becomes negatively correlated, +/- 200 (liability sensitive).  This is typically caused by the repricing characteristics whereby an increase in market interest rates would have a slightly positive effect on net interest income. A large decrease in market interest rates would have a greater negative effect on net interest income because assets would reprice more quickly than liabilities, decreasing revenue. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposit base.

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

The following table presents the financial instruments we used for hedging purposes.

	At December 31, 2013
	Notional amount	Fair value		Hedged risk
(in thousands)		Asset derivatives	Liability derivatives	Asset (1) interest rate locks	Asset (1) loans held for sale	Asset (1) MSR	Asset (2) loans held for investment
Forward sale commitments	$526,382	$3,630	$(578)	$—	$3,578	$(526)	$—
Interest rate swaptions	110,000	858	(199)	—	—	658	—
Interest rate lock commitments	261,070	6,012	(40)	5,972	—	—	—
Interest rate swaps	508,004	1,088	(9,548)	—	—	(3,832)	(4,628)
	$1,405,456	$11,588	$(10,365)	$5,972	$3,578	$(3,700)	$(4,628)

(1)	Economic fair value hedge.

(2)	Fair value hedge in accordance with hedge accounting standards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the accompanying statement of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2013, and the related statements of operations, comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2012, and 2011, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 20 to the consolidated financial statements, were audited by other auditors whose report, dated March 15, 2013, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of HomeStreet, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2012 and 2011 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2013, as discussed in Note 20 to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment net income and average assets to the Company's underlying analysis and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 and 2011 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 and 2011 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 17, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
HomeStreet, Inc.:
We have audited, before the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 20, the accompanying consolidated statement of financial condition of HomeStreet, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The 2012 and 2011 consolidated financial statements before the effects of the adjustments discussed in Note 20 are not presented herein. The 2012 and 2011 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the 2012 and 2011 consolidated financial statements, before the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 20, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to segment disclosures described in Note 20, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.
(signed) KPMG LLP
Seattle, Washington
March 15, 2013

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2013	2012

ASSETS
Cash and cash equivalents (including interest-bearing instruments of $9,436 and $12,414)	$33,908	$25,285
Investment securities (includes $481,683 and $416,329 carried at fair value)	498,816	416,517
Loans held for sale (includes $279,385 and $607,578 carried at fair value)	279,941	620,799
Loans held for investment (net of allowance for loan losses of $23,908 and $27,561)	1,871,813	1,308,974
Mortgage servicing rights (includes $153,128 and $87,396 carried at fair value)	162,463	95,493
Other real estate owned	12,911	23,941
Federal Home Loan Bank stock, at cost	35,288	36,367
Premises and equipment, net	36,612	15,232
Goodwill	12,063	424
Accounts receivable and other assets	122,239	88,198
Total assets	$3,066,054	$2,631,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,210,821	$1,976,835
Federal Home Loan Bank advances	446,590	259,090
Accounts payable and other liabilities	77,906	69,686
Long-term debt	64,811	61,857
Total liabilities	2,800,128	2,367,468
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,799,991 shares and 14,382,638 shares	511	511
Additional paid-in capital	94,474	90,189
Retained earnings	182,935	163,872
Accumulated other comprehensive income	(11,994)	9,190
Total shareholders' equity	265,926	263,762
Total liabilities and shareholders' equity	$3,066,054	$2,631,230

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2013	2012	2011

Interest income:
Loans	$76,442	$71,057	$71,794
Investment securities available for sale	12,391	9,391	6,921
Other	143	243	477
	88,976	80,691	79,192
Interest expense:
Deposits	10,416	16,741	24,815
Federal Home Loan Bank advances	1,532	1,788	3,821
Securities sold under agreements to repurchase	11	70	—
Long-term debt	2,546	1,333	2,046
Other	27	16	16
	14,532	19,948	30,698
Net interest income	74,444	60,743	48,494
Provision for credit losses	900	11,500	3,300
Net interest income after provision for credit losses	73,544	49,243	45,194
Noninterest income:
Net gain on mortgage loan origination and sale activities	164,712	210,564	48,467
Mortgage servicing income	17,073	16,121	38,056
Income from WMS Series LLC	704	4,264	2,119
(Loss) gain on debt extinguishment	—	(939)	2,000
Depositor and other retail banking fees	3,172	3,062	3,061
Insurance agency commissions	864	743	910
Gain on sale of investment securities available for sale (includes unrealized gains reclassified from accumulated other comprehensive income of $1,772, $1,490 and $1,102)	1,772	1,490	1,102
Other	2,448	2,715	1,490
	190,745	238,020	97,205
Noninterest expense:
Salaries and related costs	149,440	119,829	53,519
General and administrative	40,366	27,838	18,490
Legal	2,552	1,796	3,360
Consulting	5,637	3,037	2,644
Federal Deposit Insurance Corporation assessments	1,433	3,554	5,534
Occupancy	13,765	8,585	6,764
Information services	14,491	8,867	5,902
Net cost of operation and sale of other real estate owned	1,811	10,085	30,281
	229,495	183,591	126,494
Income before income taxes	34,794	103,672	15,905
Income tax expense (benefit) (includes reclassification adjustments of $620, $522 and $0)	10,985	21,546	(214)
NET INCOME	$23,809	$82,126	$16,119
Basic income per share	$1.65	$6.17	$2.98
Diluted income per share	$1.61	$5.98	$2.80
Basic weighted average number of shares outstanding	14,412,059	13,312,939	5,403,498
Diluted weighted average number of shares outstanding	14,798,168	13,739,398	5,748,342

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2013	2012	2011

Net income	$23,809	$82,126	$16,119
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the year, net of tax (benefit) expense of $(10,786), $3,098 and $0	(20,032)	6,039	12,587
Reclassification adjustment for net gains included in net income, net of tax expense of $620, $522 and $0	(1,152)	(968)	(1,103)
Other comprehensive income	(21,184)	5,071	11,484
Comprehensive income	$2,625	$87,197	$27,603

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2011	5,403,498	$511	$16	$65,627	$(7,365)	$58,789
Net income	—	—	—	16,119	—	16,119
Share-based compensation expense	—	—	15	—	—	15
Other comprehensive income	—	—	—	—	11,484	11,484
Balance, December 31, 2011	5,403,498	511	31	81,746	4,119	86,407
Net income	—	—	—	82,126	—	82,126
Share-based compensation expense	—	—	3,308	—	—	3,308
Common stock issued	8,979,140	—	86,850	—	—	86,850
Other comprehensive income	—	—	—	—	5,071	5,071
Balance, December 31, 2012	14,382,638	511	90,189	163,872	9,190	263,762
Net income	—	—	—	23,809	—	23,809
Dividends declared ($0.33 per share)	—	—	—	(4,746)	—	(4,746)
Share-based compensation expense	—	—	4,097	—	—	4,097
Common stock issued	417,353	—	188	—	—	188
Other comprehensive income	—	—	—	—	(21,184)	(21,184)
Balance, December 31, 2013	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,809	$82,126	$16,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	14,947	9,953	5,856
Provision for credit losses	900	11,500	3,300
Provision for losses on other real estate owned	603	12,171	27,079
Fair value adjustment of loans held for sale	23,776	(24,665)	(5,100)
Origination of mortgage servicing rights	(63,604)	(51,838)	(31,449)
Change in fair value of mortgage servicing rights	(5,134)	31,680	40,000
Net gain on sale of investment securities	(1,772)	(1,490)	(1,102)
Net fair value adjustment and gain on sale of other real estate owned	(940)	(3,400)	(190)
Loss (gain) on early retirement of long-term debt	—	939	(2,000)
Net deferred income tax expense (benefit)	21,076	(5,110)	(16)
Share-based compensation expense	1,498	2,773	15
Origination of loans held for sale	(4,428,569)	(5,173,725)	(1,942,587)
Proceeds from sale of loans originated as held for sale	4,745,651	4,728,000	2,009,880
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(11,212)	(28,181)	(14,955)
Increase (decrease) in accounts payable and other liabilities	(16,999)	17,397	(15,130)
Net cash provided by (used in) operating activities	304,030	(391,870)	89,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(317,695)	(285,165)	(308,428)
Proceeds from sale of investment securities	127,648	166,187	239,878
Principal repayments and maturities of investment securities	70,962	35,813	62,507
Proceeds from sale of other real estate owned	19,656	49,566	144,646
Proceeds from sale of loans originated as held for investment	86,327	9,966	—
Purchase of Yakima National and Fortune Banks and AmericanWest branches, net of cash acquired	23,971	—	—
Mortgage servicing rights purchased from others	(22)	(68)	(87)
Capital expenditures related to other real estate owned	(22)	(4,676)	(958)
Origination of loans held for investment and principal repayments, net	(447,873)	(63,079)	196,080
Property and equipment purchased	(22,836)	(11,402)	(1,758)
Net cash (used in) provided by investing activities	(459,884)	(102,858)	331,880

(continued from prior page)

	Year Ended December 31,
	2013	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net	$(27,129)	$(32,920)	$(119,987)
Proceeds from Federal Home Loan Bank advances	5,847,392	9,924,854	35,068
Repayment of Federal Home Loan Bank advances	(5,659,892)	(9,724,622)	(143,018)
Proceeds from securities sold under agreements to repurchase	159,790	424,672	—
Repayment of securities sold under agreements to repurchase	(159,790)	(424,672)	—
Proceeds from Federal Home Loan Bank stock repurchase	1,319	660	—
Repayment of long-term debt	—	—	(3,000)
Proceeds from stock issuance, net	188	88,204	—
Excess tax benefits related to exercise of stock options	2,599	535	—
Net cash provided by (used in) financing activities	164,477	256,711	(230,937)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,623	(238,017)	190,663
CASH AND CASH EQUIVALENTS:
Beginning of year	25,285	263,302	72,639
End of period	$33,908	$25,285	$263,302
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,373	$21,304	$31,638
Federal and state income taxes	6,799	26,376	1,115
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	12,807	51,128	38,694
Loans originated to finance the sales of other real estate owned	—	—	750
Loans transferred from held for investment to held for sale	93,567	9,966	—
Ginnie Mae loans recognized with the right to repurchase, net	$6,360	$5,674	$(280)

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

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Although these estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 3, Business Combinations), allowance for credit losses (Note 6, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 13, Mortgage Banking Activities), loans held for investment (Note 6, Loans and Credit Quality), investment securities (Note 5, Investment Securities), derivatives (Note 12, Derivatives), other real estate owned (Note 7, Other Real Estate Owned), and taxes (Note 15, Income Taxes). Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $2.4 million and $2.4 million as of December 31, 2013 and 2012, respectively, is included in accounts receivable and other assets for reinsurance-related reserves.

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

Loans Held for Sale

Loans originated for sale in the secondary market, which is our principal market, or as whole loan sales are classified as loans held for sale. Management has elected the fair value option for all single family loans held for sale and records these loans at fair value. The fair value of loans held for sale is generally based on observable market prices from other loans in the secondary market that have similar collateral, credit, and interest rate characteristics. If quoted market prices are not readily available, the Company may consider other observable market data such as dealer quotes for similar loans or forward sale commitments. In certain cases, the fair value may be based on a discounted cash flow model. Gains and losses from changes in fair value on loans held for sale are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans classified as held for sale are recognized in earnings.

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
When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and carried at the lower of cost or fair value.
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
All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that are well-secured and in the collection process are maintained on accrual status, even if they are 90 days or more past due. Loans whose repayments are insured by the Federal Housing Authority ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA") are maintained on accrual status even if 90 days or more past due.

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

Consumer Loan Portfolio Segment

The consumer loan portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower’s capacity, credit, and collateral. Capacity refers to a borrower’s ability to make payments on the loan. Several factors are considered when assessing a borrower’s capacity, including the borrower’s employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

Commercial Loan Portfolio Segment

The commercial loan portfolio segment is comprised of the commercial real estate, multifamily residential, construction/land development and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower’s and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.

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

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for impaired loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third party appraisal is required at least annually. Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Once the impairment amount is determined an asset-specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

Estimate of Probable Loan Losses

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration.

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

The formula-based component of the allowance for loan losses also considers qualitative factors for each loan class, including changes in the following: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateral-dependent loans. Additional factors include (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

Unfunded Loan Commitments

The Company maintains a separate allowance for losses on unfunded loan commitments, which is included in accounts payable and other liabilities on the consolidated statements of financial condition. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan loss methodology to estimate the liability for credit losses related to unfunded commitments for each loan type.

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired for debts previously contracted with the Company, generally through the foreclosure of loans. In certain cases, such as foreclosures on loans involving both the Company and other participating lenders, other real estate owned may be held in the form of an investment in an unconsolidated legal entity that is in-substance real estate. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to other real estate owned, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for loan losses. The Company allows up to 90 days after foreclosure to finalize determination of net realizable value. Subsequent declines in net realizable value identified from the ongoing analysis of such properties are recognized in current period earnings within noninterest expense as a provision for losses on other real estate owned. The net realizable value of these assets is reviewed and updated at least every six months depending on the type of property, or more frequently as circumstances warrant.

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

For further information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 13, Mortgage Banking Operations.

Investment in WMS Series LLC

HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), a wholly owned and consolidated subsidiary of the Bank, has an affiliated business arrangement with Windermere Real Estate, WMS Series Limited Liability Company ("WMS LLC"). The Company and Windermere Real Estate each have 50% joint control over the governance of WMS LLC. The operations of WMS LLC, which is subdivided into 27 individual operating series, are recorded using the equity method of accounting. The Company recognizes its proportionate share of the results of operations of WMS LLC as income from WMS Series LLC in noninterest income within the Company's consolidated statements of operations.

The Company has determined that WMS LLC is not a VIE and further does not consolidate WMS LLC under the voting interest model. The 27 individual operating series, which are divisions of WMS LLC that are allocated assets and liabilities and allow certain forms of legal isolation, are not considered to be stand-alone subsidiary legal entities for purposes of applying the consolidation guidance under U.S. GAAP. As a result, the 27 individual operating series are not considered to be VIEs based on the determination that WMS LLC is not a VIE. The investment is reviewed for possible other-than-temporary impairment quarterly, or more frequently if warranted. The review typically includes an analysis of facts and circumstances of the investment and expectations regarding the investment’s future cash flows. The Company has not recorded other-than-temporary impairment on this investment.

Equity method investment income from WMS LLC was $1.7 million, $4.0 million, and $2.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s investment in WMS LLC was $2.7 million and $3.3 million, which is included in accounts receivable and other assets at December 31, 2013 and 2012, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income/(loss) of $(951) thousand, $279 thousand, and $(152) thousand for the years ended December 31, 2013, 2012, and 2011, respectively. Income related to WMS LLC, including equity method investment income and contracted services, is classified as income from WMS Series LLC in noninterest income within the consolidated statements of operations.

The Company provides a $25.0 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $5.7 million and $19.5 million at December 31, 2013, and 2012, respectively. The highest outstanding balance of the secured line of credit was $21.4 million and $24.5 million during 2013 and 2012, respectively. The line of credit matures July 1, 2014.

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

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2013 or 2012, nor was any goodwill written off due to impairment during 2013, 2012 or 2011.

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

Share-Based Employee Compensation

The Company has share-based employee compensation plans as more fully discussed in Note 17, Share-Based Compensation Plans. Under the accounting guidance for stock compensation, compensation expense recognized includes the cost for share-based awards, such as nonqualified stock options and restricted stock grants, which are recognized as compensation expense over the requisite service period (generally the vesting period) on a straight line basis. For stock awards that vest upon the satisfaction of a market condition, the Company estimates the service period over which the award is expected to vest. If all conditions to the vesting of an award are satisfied prior to the end of the estimated vesting period, any unrecognized compensation costs associated with the portion of the award that vested earlier than expected are immediately recognized in earnings.

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models, used for estimating fair value. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument’s fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation. See Note 18, Fair Value Measurement.

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

The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. These obligations expose the Company to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance that it may receive. Generally, the maximum amount of future payments the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. See Note 14, Commitments, Guarantees, and Contingencies.

The Company sells multifamily loans through the Fannie Mae Delegated Underwriting and Servicing Program ("DUS"®) (DUS® is a registered trademark of Fannie Mae.) that are subject to a credit loss sharing arrangement. The Company may also from time to time sell loans with recourse. When loans are sold with recourse or subject to a loss sharing arrangement, a liability is recorded based on the estimated fair value of the obligation under the accounting guidance for guarantees. These liabilities are included within other liabilities. See Note 14, Commitments, Guarantees, and Contingencies.

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

Business Segments

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed by the Company's chief operating decision maker for the purpose of allocating resources and evaluating the performance of the Company's businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management's view of the Company's operations. If the management structure and/or the allocation process changes, allocations, transfers, and assignments may change. See Note 20, Business Segments.

Recent Accounting Developments

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about certain assets and liabilities that are subject to legally enforceable master netting or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the enhanced disclosure requirements applies only to derivative instruments, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The application of this guidance, which was effective in the first quarter of 2013, only affects the disclosure of these instruments and had no impact on the Company’s consolidated statements of financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which modifies the presentation of accumulated other comprehensive income in the financial statements. Among other things, the ASU requires (with certain exceptions) the presentation of significant amounts reclassified from each component of accumulated other comprehensive income and the line items on the consolidated statement of operations affected by the reclassification. For public companies the guidance is effective for interim and annual reporting periods beginning after December 15, 2012. The application of this guidance only affected the presentation of the Company's financial statements and had no impact on the consolidated statements of financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, regarding investments in affordable housing projects that qualify for the low-income housing tax credit. The guidance replaces the effective yield method and allows companies to make an accounting policy election to amortize the cost of its investments in proportion to the tax benefits received if certain criteria are met, and present the amortization as a component of income tax expense. The guidance will become effective in the first quarter of 2015, with early adoption permitted in the first quarter of 2014. The Company is currently evaluating this guidance to determine any potential impact to its consolidated statements of financial condition and results of operations.

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

For the years ended December 31, 2013, 2012 and 2011, substantially all the Company’s loan production represented single family mortgages designated for sale. Single family mortgage loans originated predominantly conform to government-sponsored enterprise underwriting standards. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. For further information on the mortgage repurchase liability, see Note 14, Commitments, Guarantees and Contingencies.

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

The Company's Loan Committee (the "Loan Committee"), established by the Credit Committee of the Company's Board of Directors, provides direction and oversight within our risk management framework. The Loan Committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Loan Committee periodically approves credits larger than the Chief Credit Officer's or Chief Executive Officer's individual approval authorities allow. The members of the Loan Committee are the Chief Executive Officer, Chief Credit Officer and the Commercial Banking Director.

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
At December 31, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 37.3% and 21.2% of the total portfolio, respectively. At December 31, 2012 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 40.4% and 22.5% of the total portfolio, respectively. These loans were mostly located within the metropolitan area of Puget Sound, particularly within King County.

Regulatory Agreements

The Company previously was subject to an Order to Cease and Desist issued by the OTS on May 18, 2009 and subsequently administered by the Federal Reserve. This order was terminated by the Federal Reserve effective March 26, 2013.

NOTE 3–BUSINESS COMBINATIONS:

On December 6, 2013, the Company acquired two retail deposit branches and some related assets from AmericanWest Bank, a Washington state-chartered bank. The branches are located on Bainbridge Island and in West Seattle. Deposits with face value of $32.0 million were acquired for a premium of $804 thousand.

On November 1, 2013, the Company completed its acquisition of Fortune Bank (“Fortune”) and YNB Financial Services Corp. (“YNB”), the parent of Yakima National Bank. The Company acquired all of the voting equity interests of Fortune Bank and YNB in exchange for cash consideration. Immediately following completion of the acquisitions, YNB was merged into HomeStreet, Inc. Additionally, Fortune Bank and Yakima National Bank were merged into HomeStreet Bank.

The primary objective for the acquisitions is to grow the Company’s Commercial and Consumer Banking business. Additionally, the acquisition of Yakima National Bank expands the Company's geographic footprint, which is consistent with the Company's ongoing growth strategy.

The assets acquired and liabilities assumed in the acquisitions described above have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The amounts currently recognized in the financial statements for acquired loans and core deposit intangibles have been determined provisionally as the completion of a fair value analysis for these items is still in progress.

The application of the acquisition method of accounting resulted, in the aggregate, in the recognition of goodwill of $11.6 million and core deposit intangible assets of $2.3 million. The goodwill represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is not deductible for income tax purposes. All of the goodwill has been assigned to the Commercial and Consumer Banking business segment. The acquired core deposit intangibles in the aggregate have been determined to have a weighted-average useful life of approximately 6.4 years and will be amortized on an accelerated basis.

The table below summarizes the aggregate amount recognized as of the acquisition date for each major class of assets acquired and liabilities assumed in the acquisitions of Fortune and YNB on November 1, 2013 and in the acquisition of two retail deposit branches from AmericanWest Bank on December 6, 2013:

(in thousands)	Year Ended December 31, 2013

Purchase price (1)	$36,890
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	60,861
Investment securities	1,241
Acquired loans	206,737
Other real estate owned	740
Federal Home Loan Bank stock, at cost	240
Premises and equipment, net	3,156
Core deposit intangibles	2,317
Accounts receivable and other assets	15,006
Deposits	(261,116)
Accounts payable and accrued expenses	(977)
Long-term debt	(2,954)
Total fair value of identifiable net assets	25,251
Goodwill	$11,639

(1)	The purchase price represents the total amount of cash consideration transferred.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2013 to December 31, 2013 for the acquired banks and for the period December 6, 2013 to December 31, 2013 for the two retail deposit branches acquired from AmericanWest Bank.

In connection with the aforementioned acquisitions, HomeStreet recognized $4.5 million of acquisition-related expenses for the year ended December 31, 2013 as follows:

(in thousands)	Year Ended December 31, 2013

Acquisition-related costs recognized in noninterest expense:
Salaries and related costs	$864
General and administrative	206
Legal	407
Consulting	3,007
Federal Deposit Insurance Corporation assessments	15
Occupancy	2
Information services	48
$4,549

The table below details the estimated aggregate amount of contractually required payments, contractual cash flows not expected to be collected and cash flows expected to be collected as of the acquisition date on loans acquired in connection with the acquisitions of Fortune and YNB on November 1, 2013 and for the two retail deposit branches acquired from AmericanWest Bank on December 6, 2013:

(in thousands)	Year Ended December 31, 2013

Contractually required repayments including interest (1)	$265,215
Less: Contractual cash flows not expected to be collected	(4,646)
Cash flows expected to be collected	$260,569

(1)	Denotes required payments based on a loan's current contractual rate and contractual schedule, assuming no loss or prepayment.

NOTE 4–REGULATORY CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2013 the Bank's capital ratios meet the regulatory capital category of “well capitalized” as defined by the FDIC's prompt corrective action rules.

The Bank’s actual capital amounts and ratios are included in the following table:

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.28	81,708	4.0	122,562	6.0
Total risk-based capital (to risk-weighted assets)	315,762	15.46	163,415	8.0	204,269	10.0

	At December 31, 2012
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05	63,596	4.0	95,394	6.0
Total risk-based capital (to risk-weighted assets)	306,934	19.31	127,192	8.0	158,991	10.0

At periodic intervals, the FDIC and the WDFI routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 5–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$137,602	$187	$(3,879)	$133,910
Commercial	13,391	45	(3)	13,433
Municipal bonds	136,937	185	(6,272)	130,850
Collateralized mortgage obligations:
Residential	93,112	85	(2,870)	90,327
Commercial	17,333	—	(488)	16,845
Corporate debt securities	75,542	—	(6,676)	68,866
U.S. Treasury securities	27,478	1	(27)	27,452
	$501,395	$503	$(20,215)	$481,683

	At December 31, 2012
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$62,847	$223	$(217)	$62,853
Commercial	13,720	660	—	14,380
Municipal bonds	123,695	5,574	(94)	129,175
Collateralized mortgage obligations:
Residential	163,981	6,333	(115)	170,199
Commercial	8,983	60	—	9,043
U.S. Treasury securities	30,670	11	(2)	30,679
	$403,896	$12,861	$(428)	$416,329

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2013 and 2012, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2013 and 2012, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(3,767)	$98,717	$(112)	$6,728	$(3,879)	$105,445
Commercial	(3)	7,661	—	—	(3)	7,661
Municipal bonds	(5,991)	106,985	(281)	3,490	(6,272)	110,475
Collateralized mortgage obligations:
Residential	(2,120)	63,738	(750)	15,081	(2,870)	78,819
Commercial	(488)	16,845	—	—	(488)	16,845
Corporate debt securities	(6,676)	68,844	—	—	(6,676)	68,844
U.S. Treasury securities	(27)	25,452	—	—	(27)	25,452
	$(19,072)	$388,242	$(1,143)	$25,299	$(20,215)	$413,541

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(217)	$18,121	$—	$—	$(217)	$18,121
Municipal bonds	(94)	4,212	—	—	(94)	4,212
Collateralized mortgage obligations:
Residential	(115)	13,883	—	—	(115)	13,883
U.S. Treasury securities	—	—	(2)	10,238	(2)	10,238
	$(426)	$36,216	$(2)	$10,238	$(428)	$46,454

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

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company- or industry-specific credit event. As of December 31, 2013 and 2012, the present value of the cash flows expected to be collected on all of the Company debt securities was greater than amortized cost of those securities. In addition, as of December 31, 2013 and 2012, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company did not hold any equity securities as of December 31, 2013 and 2012.

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

	At December 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

	At December 31, 2012
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$62,853	2.81%	$62,853	2.81%
Commercial	—	—	$—	—	—	—	14,380	4.03	14,380	4.03
Municipal bonds	—	—	—	—	15,673	3.64	113,502	4.66	129,175	4.53
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	170,199	2.64	170,199	2.64
Commercial	—	—	—	—	—	—	9,043	2.06	9,043	2.06
U.S. Treasury securities	30,679	0.23	—	—	—	—	—	—	30,679	0.23
Total available for sale	$30,679	0.23%	$—	—%	$15,673	3.64%	$369,977	3.33%	$416,329	3.11%

Sales of investment securities available for sale were as follows.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Proceeds	$127,648	$166,187	$239,878
Gross gains	2,089	1,921	1,378
Gross losses	(315)	(431)	(276)

There were $47.3 million and $51.9 million in investment securities pledged to secure advances from the FHLB at December 31, 2013 and December 31, 2012. At December 31, 2013 and 2012, there were $37.7 million and $18.6 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale totaling $4.0 million, $4.3 million, and $401 thousand for the years ended December 31, 2013, 2012, and 2011, respectively, were recorded in the Company’s consolidated statements of operations.

NOTE 6–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies.

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

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2013	2012

Consumer loans
Single family	$904,913	$673,865
Home equity	135,650	136,746
	1,040,563	810,611
Commercial loans
Commercial real estate	477,642	361,879
Multifamily	79,216	17,012
Construction/land development	130,465	71,033
Commercial business	171,054	79,576
	858,377	529,500
	1,898,940	1,340,111
Net deferred loan fees and discounts	(3,219)	(3,576)
	1,895,721	1,336,535
Allowance for loan losses	(23,908)	(27,561)
	$1,871,813	$1,308,974

Loans in the amount of $800.5 million and $469.8 million at December 31, 2013 and 2012, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

It is the Company’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2013 and 2012 with respect to such aggregate loans to these related parties and their associates:

	Year Ended December 31,
(in thousands)	2013	2012

Beginning balance, January 1	$11,763	$5,869
New loans	2,178	5,982
Principal repayments and advances, net	(4,203)	(88)
Ending balance, December 31	$9,738	$11,763

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2013. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Allowance for credit losses (roll-forward):
Beginning balance	$27,751	$42,800	$64,566
Provision for credit losses	900	11,500	3,300
(Charge-offs), net of recoveries	(4,562)	(26,549)	(25,066)
Ending balance	$24,089	$27,751	$42,800
Components:
Allowance for loan losses	$23,908	$27,561	$42,689
Allowance for unfunded commitments	181	190	111
Allowance for credit losses	$24,089	$27,751	$42,800

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$13,388	$(2,967)	$536	$1,033	$11,990
Home equity	4,648	(1,960)	583	716	3,987
	18,036	(4,927)	1,119	1,749	15,977
Commercial loans
Commercial real estate	5,312	(1,448)	134	14	4,012
Multifamily	622	—	—	320	942
Construction/land development	1,580	(458)	767	(475)	1,414
Commercial business	2,201	(21)	272	(708)	1,744
	9,715	(1,927)	1,173	(849)	8,112
Total allowance for credit losses	$27,751	$(6,854)	$2,292	$900	$24,089

	Year Ended December 31, 2012
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$10,671	$(5,939)	$657	$7,999	$13,388
Home equity	4,623	(4,264)	631	3,658	4,648
	15,294	(10,203)	1,288	11,657	18,036
Commercial loans
Commercial real estate	4,321	(4,253)	259	4,985	5,312
Multifamily	335	—	10	277	622
Construction/land development	21,237	(14,861)	1,042	(5,838)	1,580
Commercial business	1,613	(558)	727	419	2,201
	27,506	(19,672)	2,038	(157)	9,715
Total allowance for credit losses	$42,800	$(29,875)	$3,326	$11,500	$27,751

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$10,632	$1,358	$11,990	$831,730	$73,183	$904,913
Home equity	3,903	84	3,987	133,006	2,644	135,650
	14,535	1,442	15,977	964,736	75,827	1,040,563
Commercial loans
Commercial real estate	4,012	—	4,012	445,766	31,876	477,642
Multifamily	515	427	942	76,053	3,163	79,216
Construction/land development	1,414	—	1,414	124,317	6,148	130,465
Commercial business	1,042	702	1,744	168,199	2,855	171,054
	6,983	1,129	8,112	814,335	44,042	858,377
Total	$21,518	$2,571	$24,089	$1,779,071	$119,869	$1,898,940

	At December 31, 2012
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$11,212	$2,176	$13,388	$599,538	$74,327	$673,865
Home equity	4,611	37	4,648	133,026	3,720	136,746
	15,823	2,213	18,036	732,564	78,047	810,611
Commercial loans
Commercial real estate	3,682	1,630	5,312	334,406	27,473	361,879
Multifamily	106	516	622	13,791	3,221	17,012
Construction/land development	1,092	488	1,580	58,129	12,904	71,033
Commercial business	680	1,521	2,201	77,256	2,320	79,576
	5,560	4,155	9,715	483,582	45,918	529,500
Total	$21,383	$6,368	$27,751	$1,216,146	$123,965	$1,340,111

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$39,341	$41,935	$—
Home equity	1,895	1,968	—
	41,236	43,903	—
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	508	508	—
Construction/land development	6,148	15,299	—
Commercial business	1,533	7,164	—
	40,065	68,892	—
	$81,301	$112,795	$—
With an allowance recorded:
Consumer loans
Single family	$33,842	$33,900	$1,358
Home equity	749	749	84
	34,591	34,649	1,442
Commercial loans
Multifamily	2,655	2,832	427
Commercial business	1,322	1,478	702
	3,977	4,310	1,129
	$38,568	$38,959	$2,571
Total:
Consumer loans
Single family(3)	$73,183	$75,835	$1,358
Home equity	2,644	2,717	84
	75,827	78,552	1,442
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	3,163	3,340	427
Construction/land development	6,148	15,299	—
Commercial business	2,855	8,642	702
	44,042	73,202	1,129
Total impaired loans	$119,869	$151,754	$2,571

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not includes partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.3 million in performing TDRs.

	At December 31, 2012
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$28,202	$29,946	$—
Home equity	2,728	3,211	—
	30,930	33,157	—
Commercial loans
Commercial real estate	10,933	12,445	—
Multifamily	508	508	—
Construction/land development	11,097	20,990	—
Commercial business	147	162	—
	22,685	34,105	—
	$53,615	$67,262	$—
With an allowance recorded:
Consumer loans
Single family	$46,125	$47,553	$2,176
Home equity	992	1,142	37
	47,117	48,695	2,213
Commercial loans
Commercial real estate	16,540	16,540	1,630
Multifamily	2,713	2,891	516
Construction/land development	1,807	1,807	488
Commercial business	2,173	2,287	1,521
	23,233	23,525	4,155
	$70,350	$72,220	$6,368
Total:
Consumer loans
Single family(3)	$74,327	$77,499	$2,176
Home equity	3,720	4,353	37
	78,047	81,852	2,213
Commercial loans
Commercial real estate	27,473	28,985	1,630
Multifamily	3,221	3,399	516
Construction/land development	12,904	22,797	488
Commercial business	2,320	2,449	1,521
	45,918	57,630	4,155
Total impaired loans	$123,965	$139,482	$6,368

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not includes partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $67.5 million in performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Year Ended December 31,
(in thousands)	2013	2012

Consumer loans
Single family	$76,910	$68,439
Home equity	3,204	2,974
	80,114	71,413
Commercial loans
Commercial real estate	28,595	32,246
Multifamily	3,197	5,854
Construction/land development	8,790	37,506
Commercial business	2,108	1,567
	42,690	77,173
	$122,804	$148,586

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

The following tables present designated loan grades by loan portfolio segment and loan class.

	At December 31, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$817,877	$53,711	$12,746	$20,579	$904,913
Home equity	132,086	1,442	276	1,846	135,650
	949,963	55,153	13,022	22,425	1,040,563
Commercial loans
Commercial real estate	368,817	63,579	37,758	7,488	477,642
Multifamily	74,509	1,544	3,163	—	79,216
Construction/land development	121,026	3,414	2,895	3,130	130,465
Commercial business	145,760	20,062	586	4,646	171,054
	710,112	88,599	44,402	15,264	858,377
	$1,660,075	$143,752	$57,424	$37,689	$1,898,940

	At December 31, 2012
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$565,312	$55,768	$27,599	$25,186	$673,865
Home equity	131,246	1,337	1,193	2,970	136,746
	696,558	57,105	28,792	28,156	810,611
Commercial loans
Commercial real estate	217,370	102,353	17,931	24,225	361,879
Multifamily	12,222	1,569	3,221	—	17,012
Construction/land development	21,540	7,243	35,368	6,882	71,033
Commercial business	68,134	7,914	462	3,066	79,576
	319,266	119,079	56,982	34,173	529,500
	$1,015,824	$176,184	$85,774	$62,329	$1,340,111

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned ("OREO"). As of December 31, 2013 and 2012, none of the Company's loans were rated Doubtful or Loss. The total amount of adversely classified assets was $50.6 million and $86.3 million as of December 31, 2013 and 2012, respectively.

Nonaccrual and Past Due Loans

Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. Loans whose repayments are insured by the FHA or guaranteed by the VA are generally maintained on accrual status even if 90 days or more past due.
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At December 31, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$6,466	$4,901	$55,672	$67,039	$837,874	$904,913	$46,811
Home equity	375	75	1,846	2,296	133,354	135,650	—
	6,841	4,976	57,518	69,335	971,228	1,040,563	46,811
Commercial loans
Commercial real estate	—	—	12,257	12,257	465,385	477,642	—
Multifamily	—	—	—	—	79,216	79,216	—
Construction/land development	—	—	—	—	130,465	130,465	—
Commercial business	—	—	2,743	2,743	168,311	171,054	—
	—	—	15,000	15,000	843,377	858,377	—
	$6,841	$4,976	$72,518	$84,335	$1,814,605	$1,898,940	$46,811

	At December 31, 2012
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$11,916	$4,732	$53,962	$70,610	$603,255	$673,865	$40,658
Home equity	787	242	2,970	3,999	132,747	136,746	—
	12,703	4,974	56,932	74,609	736,002	810,611	40,658
Commercial loans
Commercial real estate	—	—	6,403	6,403	355,476	361,879	—
Multifamily	—	—	—	—	17,012	17,012	—
Construction/land development	—	—	5,042	5,042	65,991	71,033	—
Commercial business	—	—	2,173	2,173	77,403	79,576	—
	—	—	13,618	13,618	515,882	529,500	—
	$12,703	$4,974	$70,550	$88,227	$1,251,884	$1,340,111	$40,658

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$896,052	$8,861	$904,913
Home equity	133,804	1,846	135,650
	1,029,856	10,707	1,040,563
Commercial loans
Commercial real estate	465,385	12,257	477,642
Multifamily	79,216	—	79,216
Construction/land development	130,465	—	130,465
Commercial business	168,311	2,743	171,054
	843,377	15,000	858,377
	$1,873,233	$25,707	$1,898,940

	At December 31, 2012
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$660,561	$13,304	$673,865
Home equity	133,776	2,970	136,746
	794,337	16,274	810,611
Commercial loans
Commercial real estate	355,476	6,403	361,879
Multifamily	17,012	—	17,012
Construction/land development	65,991	5,042	71,033
Commercial business	77,403	2,173	79,576
	515,882	13,618	529,500
	$1,310,219	$29,892	$1,340,111

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	104	$22,605	$—
		104	22,605	—
Home equity
	Interest rate reduction	9	571	—
		9	$571	—
Total consumer
	Interest rate reduction	113	23,176	—
		113	23,176	—
Total loans
	Interest rate reduction	113	23,176	—
		113	$23,176	$—

	Year Ended December 31, 2012
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	84	$15,487	$—
	Payment restructure	1	280	—
		85	$15,767	$—
Home equity
	Interest rate reduction	7	$527	$—
		7	$527	$—
Total consumer
	Interest rate reduction	91	$16,014	$—
	Payment restructure	1	280	—
		92	$16,294	$—
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,070	$1,000
		2	$6,070	$1,000
Construction/land development
	Forgiveness of principal	2	304	—
		2	$304	$—
Total commercial
	Interest rate reduction	2	$6,070	$1,000
	Payment restructure	—	—	—
	Forgiveness of principal	2	304	—
		4	$6,374	$1,000
Total loans
	Interest rate reduction	93	$22,084	$1,000
	Payment restructure	1	280	—
	Forgiveness of principal	2	304	—
		96	$22,668	$1,000

	Year Ended December 31, 2011
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	150	$41,765	$—
	Payment restructure	14	2,871	—
		164	$44,636	$—
Home equity
	Interest rate reduction	7	$472	$—
	Payment restructure	6	212	—
		13	$684	$—
Total consumer
	Interest rate reduction	157	$42,237	$—
	Payment restructure	20	3,083	—
		177	$45,320	$—
Commercial loans
Commercial real estate
	Payment restructure	1	9,321	—
		1	$9,321	$—
Multifamily
	Interest rate reduction	1	$508	$—
		1	$508	$—
Construction/land development
	Interest rate reduction	52	$13,032	$866
	Payment restructure	1	2,750	—
	Forgiveness of principal	10	1,395	—
		63	$17,177	$866
Commercial business
	Payment restructure	4	1,060	—
		4	$1,060	$—
Total commercial
	Interest rate reduction	53	$13,540	$866
	Payment restructure	6	13,131	—
	Forgiveness of principal	10	1,395	—
		69	$28,066	$866
Total loans
	Interest rate reduction	210	$55,777	$866
	Payment restructure	26	16,214	—
	Forgiveness of principal	10	1,395	—
		246	$73,386	$866

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2013 and 2012, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Year Ended December 31,
	2013		2012
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment

Consumer loans
Single family	17	$2,840	23	$8,633
Home equity	1	22	1	34
	18	2,862	24	8,667
Commercial loans
Commercial real estate	1	770	1	7,716
Commercial business	—	—	1	29
	1	770	2	7,745
	19	$3,632	26	$16,412

NOTE 7–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2013	2012

Single family	$5,522	$4,118
Commercial real estate	958	10,447
Construction/land development	8,128	24,341
	14,608	38,906
Valuation allowance	(1,697)	(14,965)
	$12,911	$23,941

Activity in other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2013	2012

Beginning balance	$23,941	$38,572
Additions	8,199	44,195
Loss provisions	(603)	(12,171)
Reductions related to sales	(18,626)	(46,655)
Ending balance	$12,911	$23,941

Activity in the valuation allowance for other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Beginning balance	$14,965	$21,502	$29,099
Loss provisions	603	12,171	27,079
(Charge-offs), net of recoveries	(13,871)	(18,708)	(34,676)
Ending balance	$1,697	$14,965	$21,502

The components of other real estate owned expense are as follows.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Maintenance costs	$840	$1,289	$3,755
Loss provisions	603	12,171	27,079
Net gain on sales	(722)	(2,508)	(190)
Gain on transfer	(119)	(489)	—
Net operating income (loss)	1,209	(378)	(363)
Total other real estate owned expense	$1,811	$10,085	$30,281

At December 31, 2013, we had concentrations within the state of Washington, primarily in Thurston County, representing 70.5% of the total balance of other real estate owned. At December 31, 2012, we had concentrations within the state of Washington representing 92.5% of the total balance of other real estate owned.

NOTE 8–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	December 31,
(in thousands)	2013	2012

Furniture and equipment	$47,247	$32,279
Leasehold improvements	17,525	10,798
Land and buildings	2,095	—
	66,867	43,077
Less: accumulated depreciation	(30,255)	(27,845)
	$36,612	$15,232

Depreciation expense for the years ending December 31, 2013, 2012, and 2011, was $4.6 million, $2.7 million, and $2.0 million, respectively.

NOTE 9–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2013	2012

Noninterest-bearing accounts	$322,952	$358,831
NOW accounts, 0.00% to 0.75% at December 31, 2013 and December 31, 2012	297,966	174,699
Statement savings accounts, due on demand, 0.20% to 2.00% at December 31, 2013 and 0.20% to 0.85% at December 31, 2012	156,181	103,932
Money market accounts, due on demand, 0.00% to 1.50% at December 31, 2013 and December 31, 2012	919,322	683,906
Certificates of deposit, 0.10% to 3.80% at December 31, 2013 and 0.10% to 4.70% at December 31, 2012	514,400	655,467
	$2,210,821	$1,976,835

There were no public funds included in deposits as of December 31, 2013 and December 31, 2012.

Interest expense on deposits was as follows.

	Year Ended December 31,
(in thousands)	2013	2012	2011

NOW accounts	$924	$498	$575
Statement savings accounts	546	395	335
Money market accounts	3,899	3,248	3,020
Certificates of deposit	5,047	12,600	20,885
	$10,416	$16,741	$24,815

The weighted-average interest rates on certificates of deposit at December 31, 2013, 2012, and 2011 were 0.71%, 1.59%, and 1.66%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At December 31, 2013

Within one year	$398,599
One to two years	48,226
Two to three years	48,345
Three to four years	13,176
Four to five years	6,054
$514,400

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2013 and 2012, was $216.5 million and $300.4 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2013 and 2012 was $26.3 million and $45.3 million, respectively. There were $144.3 million of brokered deposits as of December 31, 2013, and none at December 31, 2012.

NOTE 10–FEDERAL HOME LOAN BANK AND OTHER:

The Company borrows through advances from the FHLB. FHLB advances totaled $446.6 million and $259.1 million as of December 31, 2013, and December 31, 2012, respectively.

Weighted-average interest rates on the advances were 0.43%, 0.60%, and 4.67% at December 31, 2013, 2012 and 2011, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 25 percent of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $228.5 million as of December 31, 2013. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2013
(in thousands)	Advances outstanding	Weighted-average interest rate

2014	$431,000	0.27%
2015	—	—
2016	—	—
2017	—	—
2018 and thereafter	15,590	4.64
	$446,590	0.43%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2013 and 2012, the Company held $35.3 million and $36.4 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

On November 6, 2009, the Federal Housing Finance Agency (the "Finance Agency") regulator reaffirmed its capital classification of the FHLB as undercapitalized. Under the Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the FHLB will not be able to redeem, repurchase, or declare dividends on stock outstanding while the risk-based capital deficiency exists. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized but the FHLB remained subject to the Consent Order. On November 22, 2013, the Finance Agency issued an amended Consent Order, which modifies and supersedes the October 2010 Consent Order. The amended Consent Order acknowledges the FHLB’s fulfillment of many of the requirements set forth in the 2010 Consent Order and improvements in the FHLB’s financial performance, while continuing to impose certain restrictions on its ability to repurchase, redeem, and pay dividends on its capital stock. As such, Finance Agency approval or non-objection will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.

At December 31, 2013, there has been no change in the restrictions regarding the FHLB's ability to redeem, repurchase or declare dividends on stock outstanding.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is not an other-than-temporary impairment of the FHLB stock investment as of December 31, 2013, or 2012.

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco (“FRBSF”). At December 31, 2013 and 2012, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $332.7 million at December 31, 2013. The FRB of San Francisco is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

NOTE 11–LONG-TERM DEBT:

The Company raised capital by issuing trust preferred securities ("TruPS") during the period from 2005 through 2007, resulting in a debt balance of $61.9 million at December 31, 2012. We acquired $3.1 million of TruPS debt through the acquisiton of YNB in 2013, bringing our total TruPS long-term debt to $64.8 million which remains outstanding at December 31, 2013. In connection with the issuance of TruPS, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures and YNB had issued Yakima Statutory Trust Debentures (collectively, the “Subordinated Debt Securities”).

The Subordinated Debt Securities are as follows:

	HomeStreet Statutory				Yakima Statutory
(in thousands)	I	II	III	IV	I

Date issued	June 2005	September 2005	February 2006	March 2007	May 2007
Amount	$5,155	$20,619	$20,619	$15,464	$3,093
Interest rate	3 MO LIBOR + 1.70%	3 MO LIBOR + 1.50%	3 MO LIBOR + 1.37%	3 MO LIBOR + 1.68%	6.88%
Maturity date	June 2035	December 2035	March 2036	June 2037	June 2037
Call option(1)	5 years	5 years	5 years	5 years	5 years
(1) Call options are exercisable at par.

Following the first call date, the HomeStreet Statutory TruPS debt adjusts quarterly with the change in the three-month LIBOR rate. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The sole assets of the Yakima Statutory TruPS are the Subordinated Debt Securities I.

The Company deferred the payment of interest on its outstanding TruPS from December 15, 2008 until March 15, 2013, when all deferred and current interest owed on our outstanding TruPS was paid.

During 2011, we recorded a gain on debt extinguishment of $2.0 million upon the early retirement of senior debt, which totaled $5.0 million and was settled for $3.0 million.

NOTE 12–DERIVATIVES AND HEDGING ACTIVITIES:

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

The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a cash flow or foreign currency hedge instrument at December 31, 2013 or 2012. Derivatives are reported at their respective fair values in the accounts receivable and other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in accounts receivable and other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 5, Investment Securities of this Form 10-K for further information on securities collateral pledged. At December 31, 2013 and 2012, the Company did not hold any collateral received from counterparties under derivative transactions.

The Company’s derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

For further information on the policies that govern derivative and hedging activities, see Note1, Summary of Significant Accounting Policies of this form 10-K.

The notional amounts and fair values for derivatives consist of the following:

	At December 31, 2013
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$526,382	$3,630	$(578)
Interest rate swaptions	110,000	858	(199)
Interest rate lock commitments	261,070	6,012	(40)
Interest rate swaps	508,004	1,088	(9,548)
Total derivatives before netting	$1,405,456	$11,588	$(10,365)
Netting adjustments(1)		(1,363)	1,363
Carrying value on consolidated statements of financial position		$10,225	$(9,002)

	At December 31, 2012
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,258,152	$621	$(2,743)
Interest rate lock commitments	734,762	22,548	(20)
Interest rate swaps	361,892	538	(9,358)
Total derivatives before netting	$2,354,806	$23,707	$(12,121)
Netting adjustments		(1,052)	1,052
Carrying value on consolidated statements of financial position		$22,655	$(11,069)

The following tables present gross and net information about derivative instruments.

	At December 31, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid(1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$3,630	$(33)	$3,597	$—	$—	$3,597
Interest rate swaps	1,946	(1,330)	616	—	—	616
Total derivatives subject to legally enforceable master netting agreements	5,576	(1,363)	4,213	—	—	4,213
Interest rate lock commitments	6,012	—	6,012	—	—	6,012
Total derivative assets	$11,588	$(1,363)	$10,225	$—	$—	$10,225

Derivative liabilities:
Forward sale commitments	$(578)	$33	$(545)	$115	$410	$(20)
Interest rate swaps	(9,747)	1,330	(8,417)	8,376	41	—
Total derivatives subject to legally enforceable master netting agreements	(10,325)	1,363	(8,962)	8,491	451	(20)
Interest rate lock commitments	(40)	—	(40)	—	—	(40)
Total derivative liabilities	$(10,365)	$1,363	$(9,002)	$8,491	$451	$(60)

	At December 31, 2012
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Net amount

Derivative assets:
Forward sale commitments	$621	$(621)	$—	$—	$—
Interest rate swaps	538	(431)	107	—	107
Total derivatives subject to legally enforceable master netting agreements	1,159	(1,052)	107	—	107
Interest rate lock commitments	22,548	—	22,548	—	22,548
Total derivative assets	$23,707	$(1,052)	$22,655	$—	$22,655

Derivative liabilities:
Forward sale commitments	$(2,743)	$621	$(2,122)	$1,953	$(169)
Interest rate swaps	(9,358)	431	(8,927)	8,927	—
Total derivatives subject to legally enforceable master netting agreements	(12,101)	1,052	(11,049)	10,880	(169)
Interest rate lock commitments	(20)	—	(20)	—	(20)
Total derivative liabilities	$(12,121)	$1,052	$(11,069)	$10,880	$(189)

(1)
Excludes cash collateral of $18.5 million and $18.0 million at December 31, 2013 and 2012, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both December 31, 2013 and 2012.

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

For fair value hedging relationships, the dollar-offset method is used to assess hedge effectiveness, both at the inception of the hedging relationship and on an ongoing basis. Hedge effectiveness is evaluated prospectively as well as through retrospective evaluations. For prospective considerations, we develop an expectation that the relationship will be highly effective over future periods. For retrospective evaluations management determines whether the hedging relationship has been highly effective. The dollar-offset method compares the change in the fair value of the hedging instrument with the changes in the fair value of the hedged item attributable to the hedged risk. The results of the dollar-offset method along with other relevant information are the basis for evaluating hedge effectiveness prospectively.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $151 thousand and $114 thousand for the years ended December 31, 2013 and 2012, respectively.

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

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$12,904	$(14,382)	$(15,260)
Mortgage servicing income (2)	(20,432)	21,982	53,418
	$(7,528)	$7,600	$38,158

(1)	Comprised of IRLCs and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family mortgage servicing rights MSRs.

NOTE 13–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2013	2012

Single family	$279,385	$607,578
Multifamily	556	13,221
	$279,941	$620,799

Loans sold consisted of the following.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Single family	$4,733,473	$4,170,840	$1,739,220
Multifamily	104,016	118,805	119,477
	$4,837,489	$4,289,645	$1,858,697

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Single family:
Servicing value and secondary market gains(1)	$128,391	$175,655	$33,523
Loan origination and funding fees	30,051	30,037	11,946
Total single family	158,442	205,692	45,469
Multifamily	5,306	4,872	2,998
Other	964	—	—
Total net gain on mortgage loan origination and sale activities	$164,712	$210,564	$48,467

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

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

	At December 31,
(in thousands)	2013	2012

Single family
U.S. government and agency	$11,467,853	$8,508,458
Other	327,768	362,230
	11,795,621	8,870,688
Commercial
Multifamily	720,429	727,118
Other	95,673	53,235
	816,102	780,353
Total loans serviced for others	$12,611,723	$9,651,041

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 14, Commitments, Guarantees and Contingencies. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Year Ended December 31,
(in thousands)	2013	2012

Balance, beginning of year	$1,955	$471
Additions (1)	1,828	4,317
Realized losses (2)	(2,523)	(2,833)
Balance, end of year	$1,260	$1,955

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $7.1 million and $5.9 million were recorded in accounts receivable and other assets as of December 31, 2013, and December 31, 2012, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2013 and 2012, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statement of financial condition totaled $14.3 million and $8.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Servicing income, net:
Servicing fees and other	$34,173	$27,833	$26,125
Changes in fair value of single family MSRs due to modeled amortization (1)	(20,533)	(20,662)	(14,435)
Amortization of multifamily MSRs	(1,803)	(2,014)	(1,487)
	11,837	5,157	10,203
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	25,668	(11,018)	(25,565)
Net gain from derivatives economically hedging MSR	(20,432)	21,982	53,418
	5,236	10,964	27,853
Mortgage servicing income	$17,073	$16,121	$38,056

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Year Ended December 31,
(rates per annum) (1)	2013	2012	2011

Constant prepayment rate (2)	9.28%	11.64%	12.21%
Discount rate	10.25%	10.28%	10.35%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(in thousands)	At December 31, 2013

Fair value of single family MSR	$153,128
Expected weighted-average life (in years)	7.13
Constant prepayment rate (1)	10.27%
Impact on fair value of 25 basis adverse change	$(5,031)
Impact on fair value of 50 basis adverse change	$(11,112)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(5,861)
Impact on fair value of 200 basis points increase	$(11,303)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	At December 31,
(in thousands)	2013	2012	2011

Beginning balance	$87,396	$70,169	$81,197

Originations	60,576	48,839	28,885
Purchases	21	68	87
Changes due to modeled amortization (1)	(20,533)	(20,662)	(14,435)
Net additions and amortization	40,064	28,245	14,537
Changes in fair value due to changes in model inputs and/or assumptions (2)	25,668	(11,018)	(25,565)
Ending balance	$153,128	$87,396	$70,169

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	December 31,
(in thousands)	2013	2012	2011

Beginning balance	$8,097	$7,112	$6,035
Origination	3,027	2,999	2,564
Amortization	(1,789)	(2,014)	(1,487)
Ending balance	$9,335	$8,097	$7,112

At December 31, 2013, the expected weighted-average life of the Company’s multifamily MSRs was 9.07 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2013

2014	$1,614
2015	1,450
2016	1,336
2017	1,213
2018	1,056
2019 and thereafter	2,666
Carrying value of multifamily MSR	$9,335

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

NOTE 14–COMMITMENTS, GUARANTEES, AND CONTINGENCIES:

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2013 and December 31, 2012 was $18.4 million and $76.8 million, respectively.
In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. These commitments, which primarily related to unused home equity and business banking funding lines, totaled $154.0 million and $91.1 million at December 31, 2013 and December 31, 2012, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $168.5 million and $34.5 million at December 31, 2013 and December 31, 2012, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $181 thousand and $190 thousand at December 31, 2013 and December 31, 2012, respectively.

The Company is obligated under non-cancelable leases for office space. Generally, the office leases also contain five-year renewal and space options. Rental expense under non-cancelable operating leases totaled $11.4 million, $7.1 million, and $5.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2013

2014	$11,856
2015	12,062
2016	11,371
2017	10,478
2018	3,943
2019 and thereafter	4,115
$53,825

Guarantees

In the ordinary course of business, the Company sells multifamily loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2013 and December 31, 2012, the total unpaid principal balance of loans sold under this program was $720.4 million and $727.1 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.0 million and $3.3 million at December 31, 2013 and 2012, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2013, 2012, and 2011.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to GSEs that include the mortgage loans in GSE-guaranteed mortgage securitizations. In addition, the Company sells FHA-insured and VA-guaranteed mortgage loans that are sold to Ginnie Mae and are used to back Ginnie Mae-guaranteed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

The Company does not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against losses.  The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company.  In general, once a FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA residential mortgage loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

The total unpaid principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $11.89 billion and $8.92 billion as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the Company had recorded a mortgage repurchase liability, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $2.0 million, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans for which we could have a repurchase obligation. Actual repurchase losses of $2.5 million, $2.8 million and $826 thousand were incurred for the years ended December 31, 2013, 2012, and 2011, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2013, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of December 31, 2013.

NOTE 15–INCOME TAXES:

Income tax expense (benefit) consisted of following:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Current (benefit) expense	$(21,166)	$26,656	$(198)
Deferred expense (benefit)	32,151	(5,110)	(16)
Total income tax expense	$10,985	$21,546	$(214)

Income tax expense differed from amounts computed at the federal income tax statutory rate as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Income taxes at statutory rate	$12,178	$36,285	$5,567
Tax-exempt interest	(1,452)	(1,162)	(235)
State income tax expense net of federal tax benefit	148	333	68
Valuation allowance	—	(14,423)	(5,475)
Tax credits	(293)	—	—
Other, net	404	513	(139)
Total income tax expense	$10,985	$21,546	$(214)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following:

	At December 31,
(in thousands)	2013	2012

Deferred tax assets:
Provision for loan losses	$11,165	$12,948
Net operating loss and built-in loss carryforwards	17,201	14,577
Other real estate owned	977	5,674
Accrued liabilities	1,975	2,768
Other investments	326	315
Leases	1,018	745
Unrealized gain on investment securities available for sale	7,051	—
Tax credits	2,443	1,148
Other, net	665	379
	42,821	38,554
Valuation allowance	—	—
	42,821	38,554
Deferred tax liabilities:
Mortgage servicing rights	(48,402)	(26,062)
Unrealized gain on investment securities available for sale	—	(4,356)
FHLB dividends	(4,310)	(4,491)
Deferred loan fees and costs	(2,290)	(2,100)
Premises and equipment	(859)	(1,134)
Other, net	(760)	(302)
	(56,621)	(38,445)
Net deferred tax (liability) asset	$(13,800)	$109

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. During the second quarter of 2012, management analyzed the positive and negative evidence which included the Company reporting its fifth consecutive quarter of profitability, the future reversals of deferred tax assets and deferred tax liabilities over a similar period of time, future expectations of profitability, significant improvement in overall asset quality and related credit/risk metrics and the expectation that we will be able to exit a three-year cumulative pre-tax loss position in 2012. Based on these factors, we determined as of December 31, 2013 that sufficient objective positive evidence existed to support the future utilization of the deferred tax assets.

At December 31, 2013, the Company has federal net operating loss carryforwards totaling $27.4 million, which expire between 2024 and 2031. The Company has a Section 382 recognized built-in loss carryforwards of $20.0 million as of December 31, 2013 which expires in 2032. In addition, as of December 31, 2013, the Company has an alternative minimum tax credit of $2.4 million that may be carried forward indefinitely. The Company also has state net operating loss carryforwards of $67.3 million that expire between 2014 and 2024.

Retained earnings at December 31, 2013 and 2012 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax basis bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank, the Company will incur a federal tax liability at the then prevailing corporate tax rate estimated at $4.4 million as of December 31, 2013.

There were no unrecognized tax benefits at December 31, 2013 and 2012. The Company does not anticipate a significant increase with respect to its unrecognized tax benefits within the next twelve months.

The Company’s income tax returns are open for examination for the tax years 2009 through 2013.

NOTE 16–401(k) SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN:

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

Salaries and related costs for the years ended December 31, 2013, 2012, and 2011, included employer contributions of $3.7 million, $1.4 million and $707 thousand, respectively.

NOTE 17–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2013, 2012, and 2011, the Company recognized $1.1 million, $2.8 million, and $22 thousand of compensation cost, respectively, for share-based compensation awards.

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

The 2010 ESOP became effective during February 2012, upon the completion of the Company’s initial public offering. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2010 EIP is 94,294 as of December 31, 2013.

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

Upon the successful completion of the initial public offering in February of 2012, nonqualified stock options were granted to key senior management personnel. A summary of changes in nonqualified stock options granted is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2012	1,049,366	$7.66	8.7 years	$18,776
Granted	7,758	22.22	9.4 years	—
Cancelled or forfeited	(27,064)	9.79	0.0 years	276
Exercised	(375,844)	1.05	6.9 years	7,328
Options outstanding at December 31, 2013	654,216	11.54	8.1 years	5,559
Options that are exercisable and expected to be exercisable (1)	647,421	11.54	8.1 years	5,499
Options exercisable	241,458	$10.07	7.9 years	$2,398

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 375,844 options have been exercised during the year ended December 31, 2013, resulting in cash received and related income tax benefits totaling $395 thousand. As of December 31, 2013, there was $1.1 million of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of 1.2 years.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table.

	Year Ended December 31,
	2013	2012	2011

Weighted-average fair value per share	$8.78	$4.00	$0.95
Expected term of the option	6 years	6 years	6 years
Expected stock price volatility	50.04%	33.13%	48.96%
Annual risk-free interest rate	1.18%	1.23%	2.23%
Expected annual dividend yield	2.03%	2.26%	—%

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

Restricted Shares

The Company grants restricted stock awards to key senior management personnel and directors. A summary of changes in the Company's restricted stock awards is as follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2012	35,831	$14.79
Granted	35,893	20.80
Cancelled or forfeited	(4,239)	25.22
Vested	(13,534)	13.75
Restricted shares outstanding at December 31, 2013	53,951	18.18
Nonvested at December 31, 2013	53,951	$18.18

The Company recognized $242 thousand in compensation expense for restricted shares during the year ended December 31, 2013. At December 31, 2013, there was $845 thousand of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 2.6 years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date. Restricted shares granted to senior management vest based upon the achievement of certain market conditions. One-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

NOTE 18–FAIR VALUE MEASUREMENT:

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

Valuation Processes
The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. The Finance Committee provides oversight and approves the Company’s Asset/Liability Management Policy ("ALMP"). The Company's ALMP governs, among other things, the application and control of the valuation models used to measure fair value. On a quarterly basis, the Company’s Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Company obtains an MSR valuation from an independent valuation firm monthly to assist with the validation of the fair value estimate and the reasonableness of the assumptions used in measuring fair value.

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

Estimation of Fair Value
Fair value is based on quoted market prices, when available. In cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where readily available. The Company believes its valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.

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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 13, Mortgage Banking Operations.
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

(in thousands)	Fair Value at December 31, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$133,910	$—	$133,910	$—
Commercial	13,433	—	13,433	—
Municipal bonds	130,850	—	130,850	—
Collateralized mortgage obligations:
Residential	90,327	—	90,327	—
Commercial	16,845	—	16,845	—
Corporate debt securities	68,866	—	68,866	—
U.S. Treasury securities	27,452	—	27,452	—
Single family mortgage servicing rights	153,128	—	—	153,128
Single family loans held for sale	279,385	—	279,385	—
Derivatives
Forward sale commitments	3,630	—	3,630	—
Interest rate swaptions	858	—	858	—
Interest rate lock commitments	6,012	—	—	6,012
Interest rate swaps	1,088	—	1,088	—
Total assets	$925,784	$—	$766,644	$159,140
Liabilities:
Derivatives
Forward sale commitments	578	$—	$578	$—
Interest rate swaptions	199	—	199	—
Interest rate lock commitments	40	—	—	40
Interest rate swaps	9,548	—	9,548	—
Total liabilities	$10,365	$—	$10,325	$40

(in thousands)	Fair Value at December 31, 2012	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$62,853	$—	$62,853	$—
Commercial	14,380	—	14,380	—
Municipal bonds	129,175	—	129,175	—
Collateralized mortgage obligations:
Residential	170,199	—	170,199	—
Commercial	9,043	—	9,043	—
U.S. Treasury securities	30,679	—	30,679	—
Single family mortgage servicing rights	87,396	—	—	87,396
Single family loans held for sale	607,578	—	607,578	—
Derivatives	—
Forward sale commitments	621	—	621	—
Swaptions	—	—	—	—
Interest rate lock commitments	22,548	—	—	22,548
Interest rate swaps	538	—	538	—
Total assets	$1,135,010	$—	$1,025,066	$109,944
Liabilities:
Derivatives
Forward sale commitments	$2,743	$—	$2,743	$—
Interest rate lock commitments	20	—	—	20
Interest rate swaps	9,358	—	9,358	—
Total liabilities	$12,121	$—	$12,101	$20

Effective December 31, 2012, the Company began to classify interest rate lock commitments (“IRLC”) as Level 3, reflecting management's judgment regarding the transparency and significance of the fall-out factor and initial value of servicing to the fair value measurement of these instruments in their entirety.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the year ended December 31, 2013 and 2012, see Note 13, Mortgage Banking Operations.

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

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

(in thousands)	Year Ended December 31, 2013

Beginning balance, net	$22,528
Total realized/unrealized gains (1)	123,068
Settlements	(139,624)
Ending balance, net	$5,972

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statement of operations. For the year ended December 31, 2013 there were net unrealized (losses) gains of $6.0 million recognized on interest rate lock commitments still outstanding at December 31, 2013.

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

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At December 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$5,972	Income approach	Fall out factor	0.5%	97.0%	17.8%
			Value of servicing	0.62%	2.65%	1.22%

(dollars in thousands)	At December 31, 2012
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$22,528	Income approach	Fall out factor	0.4%	59.3%	16.8%
			Value of servicing	0.50%	2.18%	1.04%

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value, less the estimated cost to sell. The following table presents assets that were recorded at fair value during the years ended December 31, 2013 and 2012 and still held at the end of the respective reporting period.

	For the Twelve Months Ended December 31, 2013
(in thousands)	Fair Value of Assets Held at December 31, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$44,422	—	—	$44,422	$(1,629)
Other real estate owned(2)	12,959	—	—	12,959	574
Total	$57,381	$—	$—	$57,381	$(1,055)

	For the Twelve Months Ended December 31, 2012
(in thousands)	Fair Value of Assets Held at December 31, 2012	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$39,816	—	—	$39,816	$(6,241)
Other real estate owned(2)	11,012	—	—	11,012	(6,298)
Total	$50,828	$—	$—	$50,828	$(12,539)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

The following table presents significant Level 3 unobservable inputs used to measure fair value on a nonrecurring basis during the twelve months ended December 31, 2013 and 2012 for assets still held at the end of the respective reporting period.

(dollars in thousands)	Fair Value of Assets Held at December 31, 2013 (1)	Valuation Technique	Significant Unobservable Input	Year Ended December 31, 2013
				Low	High	Weighted Average

Loans held for investment	$14,534	Market approach	Comparable sale adjustments(2)	0%	45%	20%
	14,534	Income approach	Discount rate	8.2%	9.5%	8.9%
Other real estate owned	$5,814	Market approach	Comparable sale adjustments(2)	0%	50%	25%

(dollars in thousands)	Fair Value of Assets Held at December 31, 2012 (1)	Valuation Technique	Significant Unobservable Input	Year Ended December 31, 2012
				Low	High	Weighted Average

Loans held for investment	$39,816	Market approach	Comparable sale adjustments(2)	20%	45%	29%
		Income approach	Terminal capitalization rate	8%	8%	8%
			Discount rate	9%	9%	9%
Other real estate owned	$11,012	Market approach	Comparable sale adjustments(2)	2%	6%	3%
			Other discounts(3)	16%	16%	16%

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

	At December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$33,908	$33,908	$33,908	$—	$—
Loans held for investment	1,871,813	1,900,349	—	—	1,900,349
Loans held for sale – multifamily	556	556	—	556	—
Mortgage servicing rights – multifamily	9,335	10,839	—	—	10,839
Federal Home Loan Bank stock	35,288	35,288	—	35,288	—
Liabilities:
Deposits	$2,210,821	$2,058,533	$—	$2,058,533	$—
Federal Home Loan Bank advances	446,590	449,109	—	449,109	—
Long-term debt	64,811	63,849	—	63,849	—

	At December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$25,285	$25,285	$25,285	$—	$—
Loans held for investment	1,308,974	1,340,882	—	—	1,340,882
Loans held for sale – multifamily	13,221	13,221	—	13,221	—
Mortgage servicing rights – multifamily	8,097	9,497	—	—	9,497
Federal Home Loan Bank stock	36,367	36,367	—	36,367	—
Liabilities:
Deposits	$1,976,835	$1,979,925	$—	$1,979,925	$—
Federal Home Loan Bank advances	259,090	263,209	—	263,209	—
Long-term debt	61,857	60,241	—	60,241	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $977 thousand and $216 thousand at December 31, 2013 and 2012, respectively.

NOTE 19–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Year Ended December 31,
(in thousands, except share data)	2013	2012	2011

Net income	$23,809	$82,126	$16,119
Weighted-average shares:
Basic weighted-average number of common shares outstanding	14,412,059	13,312,939	5,403,498
Dilutive effect of outstanding common stock equivalents (1)	386,109	426,459	344,844
Diluted weighted-average number of common shares outstanding	14,798,168	13,739,398	5,748,342
Earnings per share:
Basic earnings per share	$1.65	$6.17	$2.98
Diluted earnings per share	$1.61	$5.98	$2.80

Dividends per share	$0.33	$—	$—

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the twelve months ended December 31, 2013 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 103,674 and 121,283 at December 31, 2013 and December 31, 2012, respectively. There were no outstanding common stock equivalents during the twelve months ended December 31, 2012 excluded from the computation of diluted EPS.

NOTE 20–BUSINESS SEGMENTS:

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

Mortgage Banking originates and purchases single family residential mortgage loans for sale in the secondary markets. We purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

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

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$15,272	$59,172	$74,444
Provision for loan losses	—	900	900
Noninterest income	182,704	8,041	190,745
Noninterest expense	165,728	63,767	229,495
Income (loss) before income taxes	32,248	2,546	34,794
Income tax (benefit) expense	11,076	(91)	10,985
Net income (loss)	$21,172	$2,637	$23,809
Average assets	$595,368	$2,122,846	$2,718,214

	Year Ended December 31, 2012
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$14,117	$46,626	$60,743
Provision for loan losses	—	11,500	11,500
Noninterest income	228,234	9,786	238,020
Noninterest expense	120,364	63,227	183,591
Income (loss) before income taxes	121,987	(18,315)	103,672
Income tax (benefit) expense	25,367	(3,821)	21,546
Net income (loss)	$96,620	$(14,494)	$82,126
Average assets	$554,824	$1,849,036	$2,403,860

	Year Ended December 31, 2011
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (expense) (1)	$3,918	$44,576	$48,494
Provision for loan losses	—	3,300	3,300
Noninterest income	84,006	13,199	97,205
Noninterest expense	46,601	79,893	126,494
Income (loss) before income taxes	41,323	(25,418)	15,905
Income tax expense (benefit)	(103)	(111)	(214)
Net income (loss)	$41,426	$(25,307)	$16,119
Average assets	$230,850	$2,068,951	$2,299,801

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

NOTE 21–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2013	2012

Assets:
Cash and cash equivalents	$4,334	$22,568
Other assets	10,340	3,314
Investment in stock of subsidiaries	316,384	311,779
	$331,058	$337,661
Liabilities:
Other liabilities	321	12,042
Long-term debt	64,811	61,857
	65,132	73,899
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	94,474	90,189
Retained earnings	182,935	163,872
Accumulated other comprehensive (loss) income	(11,994)	9,190
	265,926	263,762
	$331,058	$337,661

Condensed Statements of Operations	Year Ended December 31,
(in thousands)	2013	2012	2011

Net interest expense	$(2,545)	$(1,324)	$(2,026)
Noninterest income	970	800	13,665
Income (loss) before income tax benefit and equity in income of subsidiaries	(1,575)	(524)	11,639
Dividend from HomeStreet Capital to parent	19,600	—	(10,700)
Income from subsidiaries	6,591	84,504	19,508
	24,616	83,980	20,447
Noninterest expense	2,281	3,152	4,328
Income before income tax benefit	22,335	80,828	16,119
Income tax benefit	(1,474)	(1,298)	—
Net income	$23,809	$82,126	$16,119

Other comprehensive income	(21,184)	5,071	11,484
Comprehensive income	$2,625	$87,197	$27,603

Condensed Statements of Cash Flows	Year Ended December 31,
(in thousands)	2013	2012

Net cash (used in) provided by operating activities	(20,083)	(2,023)
Cash flows from investing activities
Purchases of and proceeds from investment securities	(5,797)	1,058
Payments for investments in and advances to subsidiaries	$(12,172)	$(65,000)
Net cash (used in) provided by investing activities	(17,969)	(63,942)
Cash flows from financing activities
Proceeds from issuance of common stock	188	88,178
Proceeds from advances from subsidiaries	30	34
Dividend from banking subsidiary	19,600	—
Net cash provided by financing activities	19,818	88,212
(Decrease) increase in cash and cash equivalents	(18,234)	22,247
Cash and cash equivalents at beginning of year	22,568	321
Cash and cash equivalents at end of year	$4,334	$22,568

NOTE 22–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter ended				Quarter ended
(in thousands, except share data)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012

Interest income	$24,422	$23,348	$20,468	$20,738	$20,926	$21,053	$19,856	$18,856
Interest expense	3,040	2,936	3,053	5,503	4,335	4,533	5,057	6,023
Net interest income	21,382	20,412	17,415	15,235	16,591	16,520	14,799	12,833
Provision (reversal of provision) for credit losses	—	(1,500)	400	2,000	4,000	5,500	2,000	—
Net interest income after provision for credit losses	21,382	21,912	17,015	13,235	12,591	11,020	12,799	12,833
Noninterest income	36,072	38,174	57,556	58,943	71,932	69,091	56,850	40,150
Noninterest expense	58,868	58,116	56,712	55,799	55,966	45,934	46,954	34,740
(Loss) income before income tax expense	(1,414)	1,970	17,859	16,379	28,557	34,177	22,695	18,243
Income tax (benefit) expense	(553)	308	5,791	5,439	7,060	12,186	4,017	(1,716)
Net (loss) income	$(861)	$1,662	$12,068	$10,940	$21,497	$21,991	$18,678	$19,959
Basic (loss) earnings per share	$(0.06)	$0.12	$0.84	$0.76	$1.50	$1.53	$1.31	$1.94
Diluted (loss) earnings per share	$(0.06)	$0.11	$0.82	$0.74	$1.46	$1.50	$1.26	$1.86
NOTE 23–SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2013, and has included all material events that would require recognition in the 2013 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On March 5, 2014, the Company announced its intent to sell two pools of residential loans, while retaining the right to service such loans. The first pool is comprised of fixed-rate residential mortgage loans with outstanding principal balances of approximately $105 million. The second pool is comprised of adjustable rate residential mortgage loans with outstanding principal balances of approximately $222 million. The mortgage loans subject to these sales are located in Washington, Oregon, Idaho and Hawaii. The $105 million pool sale is expected to close in March 2014 and the $222 million pool sale is expected to close in April 2014. These sales are subject to numerous contingencies, including the successful negotiation and execution of final agreements between the parties.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's Report on Internal Controls Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Management excluded from its assessment the internal control over financial reporting at Fortune Bank (“Fortune”) and YNB Financial Services Corp. (“YNB”), the parent company of Yakima National Bank, which were acquired on November 1, 2013 and whose financial statements constituted, of the consolidated financial statement amounts, 11% of loans held for investment (net of allowance for loan losses), 9% of deposits, 9% of total assets and 2% of net interest income as of and for the year ended December 31, 2013.

Based on this assessment, management concluded that as of December 31, 2013, the Company's internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during any quarter in the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
As described in Management's Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Fortune Bank (“Fortune”) and YNB Financial Services Corp. (“YNB”), the parent company of Yakima National Bank, which were acquired on November 1, 2013 and whose financial statements constitute approximately 11% of loans held for investment (net of allowance for loan losses), 9% of deposits, 9% of total assets, and 2% of net interest income as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Fortune and YNB.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 17, 2014, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 17, 2014

ITEM 9B    OTHER INFORMATION

None.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders (the “2014 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Operations for the three years ended December 31, 2013
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2013
Consolidated Statements of Cash Flows for the three years ended December 31, 2013
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

10.2
HomeStreet, Inc. 401(k) Savings Plan, restated as of January 1, 2011, and amendments to the HomeStreet, Inc. 401(k) Savings Plan adopted as of February 24, 2011, November 1, 2011, January 1, 2012, July 26, 2012, September 1, 2012 and January 1, 2014

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

10.12 †
Office Lease, dated March 5, 1992, between Continental, Inc. and One Union Square Venture, as amended by Supplemental Lease Agreement dated August 25, 1992, Second Amendment to Lease dated May 6, 1998, Third Amendment to Lease dated June 17, 1998, Fourth Amendment to Lease dated February 15, 2000, Fifth Amendment to Lease dated July 30, 2001, Sixth Amendment to Lease dated March 5, 2002, Seventh Amendment to Lease dated May 19, 2004, Eighth Amendment to Lease dated August 31, 2004, Ninth Amendment to Lease dated April 19, 2006, Tenth Amendment to Lease dated July 20, 2006, Eleventh Amendment to Lease dated December 27, 2006, Twelfth Amendment to Lease dated October 1, 2007, Thirteenth Amendment to Lease dated January 26, 2010, Fourteenth Amendment to Lease dated January 19, 2012, Fifteenth Amendment to Lease dated May 24, 2012, Sixteenth Amendment to Lease dated September 12, 2012, Seventeenth Amendment to Lease dated November 8, 2012, Eighteenth Amendment to Lease dated May 3, 2013, Nineteenth Amendment to Lease dated May 28, 2013 and Twentieth Amendment to Lease dated June 19, 2013.

10.13	Advances, Security and Deposit Agreement, dated as of February 1, 2013, between HomeStreet Bank and the Federal Home Loan Bank of Seattle

10.14	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.15 (1)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.16 (2) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.17 (1)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.18 (2) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.19 (3)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.20 (1)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.21	HomeStreet, Inc., 2013 Management/Support Performance Based Annual Incentive Plan

10.22 (2)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.23 (3)	HomeStreet, Inc. 2011 Director Equity Compensation Plan

16.1(8)	Letter from KPMG LLP regarding change in certifying accountant

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS (9) (10)	XBRL Instance Document

101.SCH (9)	XBRL Taxonomy Extension Schema Document

101.CAL (9)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (9)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (9)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (9)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.

(8)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on March 21, 2013, and incorporated herein by reference.

(9)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(10)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 17, 2014.

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

Signature	Title	Date

/s/ David A. Ederer	Chairman of the Board and Director	March 17, 2014
David A. Ederer, Chairman

/s/ Mark K. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
Mark K. Mason

/s/ Cory D. Stewart	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)	March 17, 2014
Cory D. Stewart

/s/ Scott M. Boggs	Director	March 17, 2014
Scott M. Boggs

/s/ Victor H. Indiek	Director	March 17, 2014
Victor H. Indiek

/s/ Thomas E. King	Director	March 17, 2014
Thomas E. King

/s/ George Kirk	Director	March 17, 2014
George Kirk

/s/ Michael J. Malone	Director	March 17, 2014
Michael J. Malone

/s/ Douglas I. Smith	Director	March 17, 2014
Douglas I. Smith

/s/ Bruce W. Williams	Director	March 17, 2014
Bruce W. Williams