Form 10-Q
period 2014-03-31
HomeStreet, Inc.
filed 2014-05-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of April 30, 2014 was 14,849,692.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents (including interest-bearing instruments of $19,428 and $9,436)	$47,714	$33,908
Investment securities (includes $428,536 and $481,683 carried at fair value)	446,639	498,816
Loans held for sale (includes $321,307 and $279,385 carried at fair value)	588,465	279,941
Loans held for investment (net of allowance for loan losses of $22,127 and $23,908)	1,662,623	1,871,813
Mortgage servicing rights (includes $149,646 and $153,128 carried at fair value)	158,741	162,463
Other real estate owned	12,089	12,911
Federal Home Loan Bank stock, at cost	34,958	35,288
Premises and equipment, net	40,894	36,612
Goodwill	12,063	12,063
Other assets	120,626	122,239
Total assets	$3,124,812	$3,066,054
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,371,358	$2,210,821
Federal Home Loan Bank advances	346,590	446,590
Accounts payable and other liabilities	71,498	77,906
Long-term debt	61,856	64,811
Total liabilities	2,851,302	2,800,128
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,846,519 shares and 14,799,991 shares	511	511
Additional paid-in capital	95,271	94,474
Retained earnings	183,610	182,935
Accumulated other comprehensive income	(5,882)	(11,994)
Total shareholders' equity	273,510	265,926
Total liabilities and shareholders' equity	$3,124,812	$3,066,054

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2014	2013

Interest income:
Loans	$22,683	$18,049
Investment securities	2,970	2,659
Other	157	30
	25,810	20,738
Interest expense:
Deposits	2,360	3,489
Federal Home Loan Bank advances	413	292
Long-term debt	315	1,717
Other	10	5
	3,098	5,503
Net interest income	22,712	15,235
Provision (reversal of provision) for credit losses	(1,500)	2,000
Net interest income after provision for credit losses	24,212	13,235
Noninterest income:
Net gain on mortgage loan origination and sale activities	25,510	53,955
Mortgage servicing income	7,945	3,072
(Loss) income from WMS Series LLC	(193)	620
Loss on debt extinguishment	(586)	—
Depositor and other retail banking fees	815	721
Insurance agency commissions	404	180
Gain (loss) on sale of investment securities available for sale (includes unrealized gain (loss) reclassified from accumulated other comprehensive income of $713 and $(48))	713	(48)
Other	99	443
	34,707	58,943
Noninterest expense:
Salaries and related costs	35,471	35,062
General and administrative	10,122	10,930
Legal	399	611
Consulting	951	696
Federal Deposit Insurance Corporation assessments	620	567
Occupancy	4,432	2,802
Information services	4,515	2,996
Net cost of operation and sale of other real estate owned	(419)	2,135
	56,091	55,799
Income before income taxes	2,828	16,379
Income tax expense (includes reclassification adjustments of $250 and $(17))	527	5,439
NET INCOME	$2,301	$10,940
Basic income per share	$0.16	$0.76
Diluted income per share	$0.15	$0.74
Basic weighted average number of shares outstanding	14,784,424	14,359,691
Diluted weighted average number of shares outstanding	14,947,864	14,804,129
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

Net income	$2,301	$10,940
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense of $3,541 and $1,746	6,575	(3,243)
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $250 and $(17)	(463)	31
Other comprehensive income (loss)	6,112	(3,212)
Comprehensive income	$8,413	$7,728

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2013	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	10,940	—	10,940
Dividends declared ($0.11 per share)	—	—	—	(1,583)	—	(1,583)
Share-based compensation expense	—	—	456	—	—	456
Common stock issued	17,568	—	42	—	—	42
Other comprehensive loss	—	—	—	—	(3,212)	(3,212)
Balance, March 31, 2013	14,400,206	$511	$90,687	$173,229	$5,978	$270,405

Balance, January 1, 2014	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	2,301	—	2,301
Dividends declared ($0.11 per share)	—	—	—	(1,626)	—	(1,626)
Share-based compensation expense	—	—	736	—	—	736
Common stock issued	46,528	—	61	—	—	61
Other comprehensive income	—	—	—	—	6,112	6,112
Balance, March 31, 2014	14,846,519	$511	$95,271	$183,610	$(5,882)	$273,510

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,301	$10,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,418	2,501
(Reversal of) provision for credit losses	(1,500)	2,000
(Reversal of) provision for losses on other real estate owned	(19)	638
Fair value adjustment of loans held for sale	(3,254)	13,034
Origination of mortgage servicing rights	(8,076)	(18,349)
Change in fair value of mortgage servicing rights	11,377	1,528
Net (loss) gain on sale of investment securities	(713)	48
Net fair value adjustment and gain on sale of other real estate owned	(468)	(108)
Loss on early retirement of long-term debt	586	—
Net deferred income tax (benefit) expense	(1,008)	1,374
Share-based compensation expense	476	343
Origination of loans held for sale	(676,630)	(1,431,625)
Proceeds from sale of loans originated as held for sale	625,747	1,608,533
Cash used by changes in operating assets and liabilities:
Decrease (increase) in other assets	1,869	(3,405)
Decrease in accounts payable and other liabilities	(9,140)	(19,652)
Net cash provided by (used in) operating activities	(54,034)	167,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	—	(29,013)
Proceeds from sale of investment securities	54,305	15,754
Principal repayments and maturities of investment securities	6,200	8,029
Proceeds from sale of other real estate owned	2,949	2,225
Proceeds from sale of loans originated as held for investment	56,079	—
Mortgage servicing rights purchased from others	(2)	(4)
Capital expenditures related to other real estate owned	—	(22)
Origination of loans held for investment and principal repayments, net	(101,841)	(51,524)
Property and equipment purchased	(5,871)	(2,675)
Net cash (used in) provided by investing activities	11,819	(57,230)

	Three Months Ended March 31,
(in thousands)	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$160,537	$(42,131)
Proceeds from Federal Home Loan Bank advances	966,300	1,569,042
Repayment of Federal Home Loan Bank advances	(1,066,300)	(1,644,542)
Proceeds from Federal Home Loan Bank stock repurchase	330	330
Repayment of long-term debt	(3,541)	—
Dividends paid	(1,626)	—
Proceeds from stock issuance, net	61	42
Excess tax benefits related to the exercise of stock options	260	113
Net cash provided by (used in) financing activities	56,021	(117,146)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,806	(6,576)
CASH AND CASH EQUIVALENTS:
Beginning of year	33,908	25,285
End of period	$47,714	$18,709
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,572	$17,880
Federal and state income taxes	—	5,442
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	2,007	3,303
Loans transferred from held for investment to held for sale	310,455	—
Ginnie Mae loans recognized with the right to repurchase, net	$473	$3,132

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

The information furnished in these unaudited interim financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“2013 Annual Report on Form 10-K”).

Recent Accounting Developments

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, although early adoption is permitted. The Company elected to adopt this new accounting guidance as of January 1, 2014. It is being adopted prospectively, as the retrospective adjustments were not material. The Company's income tax expense for the three months ended March 31, 2014 includes discrete tax benefit items of $406 thousand related to the recognition of the cumulative effect for prior years of adoption of this new accounting guidance.  The effective tax rate for the three months ended March 31, 2014, excluding the effect of these discrete items, was 33.0%.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At March 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$122,576	$313	$(2,786)	$120,103
Commercial	13,299	297	—	13,596
Municipal bonds	126,716	901	(2,756)	124,861
Collateralized mortgage obligations:
Residential	62,200	53	(1,716)	60,537
Commercial	12,015	—	(376)	11,639
Corporate debt securities	75,052	4	(4,252)	70,804
U.S. Treasury securities	26,987	9	—	26,996
	$438,845	$1,577	$(11,886)	$428,536

	At December 31, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$137,602	$187	$(3,879)	$133,910
Commercial	13,391	45	(3)	13,433
Municipal bonds	136,937	185	(6,272)	130,850
Collateralized mortgage obligations:
Residential	93,112	85	(2,870)	90,327
Commercial	17,333	—	(488)	16,845
Corporate debt securities	75,542	—	(6,676)	68,866
U.S. Treasury securities	27,478	1	(27)	27,452
	$501,395	$503	$(20,215)	$481,683

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2014 and December 31, 2013, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of March 31, 2014 and December 31, 2013, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(2,710)	$92,269	$(77)	$6,293	$(2,787)	$98,562
Municipal bonds	(2,536)	74,561	(220)	4,254	(2,756)	78,815
Collateralized mortgage obligations:
Residential	(1,000)	27,233	(716)	19,540	(1,716)	46,773
Commercial	—	—	(376)	11,639	(376)	11,639
Corporate debt securities	(4,251)	70,538	—	—	(4,251)	70,538
	$(10,497)	$264,601	$(1,389)	$41,726	$(11,886)	$306,327

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(3,767)	$98,717	$(112)	$6,728	$(3,879)	$105,445
Commercial	(3)	7,661	—	—	(3)	7,661
Municipal bonds	(5,991)	106,985	(281)	3,490	(6,272)	110,475
Collateralized mortgage obligations:
Residential	(2,120)	63,738	(750)	15,081	(2,870)	78,819
Commercial	(488)	16,845	—	—	(488)	16,845
Corporate debt securities	(6,676)	68,844	—	—	(6,676)	68,844
U.S. Treasury securities	(27)	25,452	—	—	(27)	25,452
	$(19,072)	$388,242	$(1,143)	$25,299	$(20,215)	$413,541

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. As of March 31, 2014 and December 31, 2013, the present value of the cash flows expected to be collected on all of the Company debt securities was greater than amortized cost of those securities. In addition, as of March 31, 2014 and December 31, 2013, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company did not hold any equity securities as of March 31, 2014 and December 31, 2013.

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

	At March 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$120,103	1.84%	$120,103	1.84%
Commercial	—	—	—	—	—	—	13,596	4.30	13,596	4.30
Municipal bonds	—	—	—	—	19,393	3.45	105,467	4.25	124,860	4.12
Collateralized mortgage obligations:
Residential	—	—	—	—	4,312	2.08	56,225	2.14	60,537	2.14
Commercial	—	—	—	—	5,350	1.90	6,289	1.49	11,639	1.68
Corporate debt securities	—	—	—	—	40,634	3.35	30,171	3.81	70,805	3.54
U.S. Treasury securities	1,001	0.18	25,995	0.28	—	—	—	—	26,996	0.28
Total available for sale	$1,001	0.18%	$25,995	0.28%	$69,689	3.19%	$331,851	2.93%	$428,536	2.80%

	At December 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2014	2013

Proceeds	$54,305	$15,754
Gross gains	777	4
Gross losses	(64)	(52)

There were $45.0 million and $47.3 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Seattle ("FHLB") at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013 there were $36.6 million and $37.7 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale totaling $921 thousand and $1.3 million for the three months ended March 31, 2014 and 2013, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 3–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies and Note 6, Loans and Credit Quality within our 2013 Annual Report on Form 10-K.

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

Loans held for investment consist of the following:

(in thousands)	At March 31, 2014	At December 31, 2013

Consumer loans
Single family	$668,277	$904,913
Home equity	134,882	135,650
	803,159	1,040,563
Commercial loans
Commercial real estate	480,200	477,642
Multifamily	71,278	79,216
Construction/land development	162,717	130,465
Commercial business	171,080	171,054
	885,275	858,377
	1,688,434	1,898,940
Net deferred loan fees and discounts	(3,684)	(3,219)
	1,684,750	1,895,721
Allowance for loan losses	(22,127)	(23,908)
	$1,662,623	$1,871,813

Loans in the amount of $880.3 million and $800.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, California, Idaho and Hawaii. At March 31, 2014 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 27.7% and 24.1% of the total portfolio, respectively. At December 31, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 37.3% and 21.2% of the total portfolio, respectively. These loans were mostly located within the metropolitan area of Puget Sound, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2014. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within our 2013 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2014	2013

Allowance for credit losses (roll-forward):
Beginning balance	$24,089	$27,751
Provision (reversal of provision) for credit losses	(1,500)	2,000
(Charge-offs), net of recoveries	(272)	(1,157)
Ending balance	$22,317	$28,594
Components:
Allowance for loan losses	$22,127	$28,405
Allowance for unfunded commitments	190	189
Allowance for credit losses	$22,317	$28,594

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(111)	$16	$(2,489)	$9,406
Home equity	3,987	(423)	90	228	3,882
	15,977	(534)	106	(2,261)	13,288
Commercial loans
Commercial real estate	4,012	—	56	241	4,309
Multifamily	942	—	—	23	965
Construction/land development	1,414	—	16	573	2,003
Commercial business	1,744	—	84	(76)	1,752
	8,112	—	156	761	9,029
Total allowance for credit losses	$24,089	$(534)	$262	$(1,500)	$22,317

	Three Months Ended March 31, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$13,388	$(721)	$75	$1,736	$14,478
Home equity	4,648	(839)	97	802	4,708
	18,036	(1,560)	172	2,538	19,186
Commercial loans
Commercial real estate	5,312	197	—	449	5,958
Multifamily	622	—	—	13	635
Construction/land development	1,580	(148)	70	(608)	894
Commercial business	2,201	—	112	(392)	1,921
	9,715	49	182	(538)	9,408
Total allowance for credit losses	$27,751	$(1,511)	$354	$2,000	$28,594

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,419	$987	$9,406	$597,108	$71,169	$668,277
Home equity	3,801	81	3,882	132,344	2,538	134,882
	12,220	1,068	13,288	729,452	73,707	803,159
Commercial loans
Commercial real estate	4,260	49	4,309	447,940	32,260	480,200
Multifamily	556	409	965	68,133	3,145	71,278
Construction/land development	2,003	—	2,003	156,810	5,907	162,717
Commercial business	1,368	384	1,752	168,263	2,817	171,080
	8,187	842	9,029	841,146	44,129	885,275
Total	$20,407	$1,910	$22,317	$1,570,598	$117,836	$1,688,434

	At December 31, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$10,632	$1,358	$11,990	$831,730	$73,183	$904,913
Home equity	3,903	84	3,987	133,006	2,644	135,650
	14,535	1,442	15,977	964,736	75,827	1,040,563
Commercial loans
Commercial real estate	4,012	—	4,012	445,766	31,876	477,642
Multifamily	515	427	942	76,053	3,163	79,216
Construction/land development	1,414	—	1,414	124,317	6,148	130,465
Commercial business	1,042	702	1,744	168,199	2,855	171,054
	6,983	1,129	8,112	814,335	44,042	858,377
Total	$21,518	$2,571	$24,089	$1,779,071	$119,869	$1,898,940

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$37,002	$39,115	$—
Home equity	1,834	1,910	—
	38,836	41,025	—
Commercial loans
Commercial real estate	27,716	31,017	—
Multifamily	508	508	—
Construction/land development	5,907	15,058	—
Commercial business	964	1,833	—
	35,095	48,416	—
	$73,931	$89,441	$—
With an allowance recorded:
Consumer loans
Single family	$34,167	$34,225	$987
Home equity	704	704	81
	34,871	34,929	1,068
Commercial loans
Commercial real estate	4,544	4,716	49
Multifamily	2,637	2,814	409
Construction/land development	—	—	—
Commercial business	1,853	2,195	384
	9,034	9,725	842
	$43,905	$44,654	$1,910
Total:
Consumer loans
Single family(3)	$71,169	$73,340	$987
Home equity	2,538	2,614	81
	73,707	75,954	1,068
Commercial loans
Commercial real estate	32,260	35,733	49
Multifamily	3,145	3,322	409
Construction/land development	5,907	15,058	—
Commercial business	2,817	4,028	384
	44,129	58,141	842
Total impaired loans	$117,836	$134,095	$1,910

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.6 million in performing TDRs.

	At December 31, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$39,341	$41,935	$—
Home equity	1,895	1,968	—
	41,236	43,903	—
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	508	508	—
Construction/land development	6,148	15,299	—
Commercial business	1,533	7,164	—
	40,065	68,892	—
	$81,301	$112,795	$—
With an allowance recorded:
Consumer loans
Single family	$33,842	$33,900	$1,358
Home equity	749	749	84
	34,591	34,649	1,442
Commercial loans
Multifamily	2,655	2,832	427
Commercial business	1,322	1,478	702
	3,977	4,310	1,129
	$38,568	$38,959	$2,571
Total:
Consumer loans
Single family(3)	$73,183	$75,835	$1,358
Home equity	2,644	2,717	84
	75,827	78,552	1,442
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	3,163	3,340	427
Construction/land development	6,148	15,299	—
Commercial business	2,855	8,642	702
	44,042	73,202	1,129
Total impaired loans	$119,869	$151,754	$2,571

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.3 million in performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended March 31,
(in thousands)	2014	2013

Consumer loans
Single family	$72,176	$76,155
Home equity	2,591	3,595
	74,767	79,750
Commercial loans
Commercial real estate	32,068	28,093
Multifamily	3,154	3,216
Construction/land development	6,027	11,683
Commercial business	2,836	2,147
	44,085	45,139
	$118,852	$124,889

Credit Quality Indicators
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The following tables present designated loan grades by loan portfolio segment and loan class.

	At March 31, 2014
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$636,480	$861	$12,533	$18,403	$668,277
Home equity	133,334	124	346	1,078	134,882
	769,814	985	12,879	19,481	803,159
Commercial loans
Commercial real estate	373,301	59,517	39,695	7,687	480,200
Multifamily	66,596	1,537	3,145	—	71,278
Construction/land development	153,246	6,344	—	3,127	162,717
Commercial business	154,493	11,553	481	4,553	171,080
	747,636	78,951	43,321	15,367	885,275
	$1,517,450	$79,936	$56,200	$34,848	$1,688,434

	At December 31, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$817,877	$53,711	$12,746	$20,579	$904,913
Home equity	132,086	1,442	276	1,846	135,650
	949,963	55,153	13,022	22,425	1,040,563
Commercial loans
Commercial real estate	368,817	63,579	37,758	7,488	477,642
Multifamily	74,509	1,544	3,163	—	79,216
Construction/land development	121,026	3,414	2,895	3,130	130,465
Commercial business	145,760	20,062	586	4,646	171,054
	710,112	88,599	44,402	15,264	858,377
	$1,660,075	$143,752	$57,424	$37,689	$1,898,940

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned ("OREO"). As of March 31, 2014 and December 31, 2013, none of the Company's loans were rated Doubtful or Loss. The total amount of adversely classified assets was $46.9 million and $50.6 million as of March 31, 2014 and December 31, 2013, respectively. For a detailed discussion on credit quality indicators used by management, see Note 6, Loans and Credit Quality within our 2013 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At March 31, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$7,547	$4,117	$44,794	$56,458	$611,819	$668,277	$37,852
Home equity	117	314	1,078	1,509	133,373	134,882	—
	7,664	4,431	45,872	57,967	745,192	803,159	37,852
Commercial loans
Commercial real estate	208	—	12,192	12,400	467,800	480,200	—
Multifamily	—	—	—	—	71,278	71,278	—
Construction/land development	—	—	—	—	162,717	162,717	—
Commercial business	—	—	2,621	2,621	168,459	171,080	10
	208	—	14,813	15,021	870,254	885,275	10
	$7,872	$4,431	$60,685	$72,988	$1,615,446	$1,688,434	$37,862

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$6,466	$4,901	$55,672	$67,039	$837,874	$904,913	$46,811
Home equity	375	75	1,846	2,296	133,354	135,650	—
	6,841	4,976	57,518	69,335	971,228	1,040,563	46,811
Commercial loans
Commercial real estate	—	—	12,257	12,257	465,385	477,642	—
Multifamily	—	—	—	—	79,216	79,216	—
Construction/land development	—	—	—	—	130,465	130,465	—
Commercial business	—	—	2,743	2,743	168,311	171,054	—
	—	—	15,000	15,000	843,377	858,377	—
	$6,841	$4,976	$72,518	$84,335	$1,814,605	$1,898,940	$46,811

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2014
(in thousands)	Accrual	Nonaccrual		Total

Consumer loans
Single family	$661,335	$6,942		$668,277
Home equity	133,804	1,078		134,882
	795,139	8,020		803,159
Commercial loans
Commercial real estate	468,008	12,192		480,200
Multifamily	71,278	—		71,278
Construction/land development	162,717	—		162,717
Commercial business	168,469	2,611		171,080
	870,472	14,803		885,275
	$1,665,611	$22,823	(1)	$1,688,434

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual		Total

Consumer loans
Single family	$896,052	$8,861		$904,913
Home equity	133,804	1,846		135,650
	1,029,856	10,707		1,040,563
Commercial loans
Commercial real estate	465,385	12,257		477,642
Multifamily	79,216	—		79,216
Construction/land development	130,465	—		130,465
Commercial business	168,311	2,743		171,054
	843,377	15,000		858,377
	$1,873,233	$25,707	(1)	$1,898,940

(1)	Includes $6.6 million and $6.5 million of nonperforming loans at March 31, 2014 and December 31, 2013, respectively, that are guaranteed by the SBA.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended March 31, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	9	$1,757	$—
	Payment restructure	2	365	—
Total consumer
	Interest rate reduction	9	1,757	—
	Payment restructure	2	365	—
		11	2,122	—

Commercial loans
Commercial real estate
	Payment restructure	1	2,156	—
Commercial business
	Interest rate reduction	2	117	—
Total commercial
	Interest rate reduction	2	117	—
	Payment restructure	1	2,156	—
		3	2,273	—
Total loans
	Interest rate reduction	11	1,874	—
	Payment restructure	3	2,521	—
		14	$4,395	$—

	Three Months Ended March 31, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	27	$5,841	$—
Home equity
	Interest rate reduction	3	171	—
Total consumer
	Interest rate reduction	30	6,012	—
Total loans
	Interest rate reduction	30	$6,012	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2014 and 2013, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	2	$303	6	$1,423
Home equity	1	190	1	22
	3	493	7	1,445
Commercial loans
Commercial real estate	—	—	1	770
	—	—	1	770
	3	$493	8	$2,215

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2014	At December 31, 2013

Noninterest-bearing accounts	$431,538	$322,952
NOW accounts, 0.00% to 1.00% at March 31, 2014 and 0.00% to 0.75% at December 31, 2013	285,104	297,966
Statement savings accounts, due on demand, 0.00% to 1.99% at March 31, 2014 and 0.20% to 2.00% at December 31, 2013	163,819	156,181
Money market accounts, due on demand, 0.00% to 1.45% at March 31, 2014 and 0.00% to 1.50% at December 31, 2013	956,189	919,322
Certificates of deposit, 0.05% to 3.80% at March 31, 2014 and 0.10% to 3.80% at December 31, 2013	534,708	514,400
	$2,371,358	$2,210,821

There were $2.3 million in public funds included in deposits as of March 31, 2014 and none at December 31, 2013.

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2014	2013

NOW accounts	$260	$158
Statement savings accounts	200	104
Money market accounts	1,021	857
Certificates of deposit	879	2,370
	$2,360	$3,489

The weighted-average interest rates on certificates of deposit at each of March 31, 2014 and December 31, 2013 was 0.71%.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2014

Within one year	$396,220
One to two years	74,602
Two to three years	48,774
Three to four years	12,581
Four to five years	2,531
$534,708

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2014 and December 31, 2013 was $237.8 million and $216.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2014 and December 31, 2013 was $25.0 million and $26.3 million, respectively. There were $158.4 million and $144.3 million of brokered deposits at March 31, 2014 and December 31, 2013, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as cash flow or foreign currency hedge instruments at March 31, 2014 or December 31, 2013. Derivatives are reported at their respective fair values in the other assets or the accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 2, Investment Securities of this Form 10-Q for further information on securities collateral pledged. At March 31, 2014 and December 31, 2013, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 12, Derivatives and Hedging Activities within our 2013 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$837,935	$999	$(1,064)
Interest rate swaptions	110,000	26	—
Interest rate lock commitments	422,215	10,124	(30)
Interest rate swaps	550,513	2,328	(5,640)
Total derivatives before netting	$1,920,663	13,477	(6,734)
Netting adjustments		(1,921)	1,921
Carrying value on consolidated statements of financial condition		$11,556	$(4,813)

	At December 31, 2013
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$526,382	$3,630	$(578)
Interest rate swaptions	110,000	858	(199)
Interest rate lock commitments	261,070	6,012	(40)
Interest rate swaps	508,004	1,088	(9,548)
Total derivatives before netting	$1,405,456	11,588	(10,365)
Netting adjustments		(1,363)	1,363
Carrying value on consolidated statements of financial condition		$10,225	$(9,002)

The following tables present gross and net information about derivative instruments.

	At March 31, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$999	$(724)	$275	$—	$—	$275
Interest rate swaps / swaptions	2,354	(1,197)	1,157	—	—	1,157
Total derivatives subject to legally enforceable master netting agreements	3,353	(1,921)	1,432	—	—	1,432
Interest rate lock commitments	10,124	—	10,124	—	—	10,124
Total derivative assets	$13,477	$(1,921)	$11,556	$—	$—	$11,556

Derivative liabilities:
Forward sale commitments	$(1,064)	$724	$(340)	$144	$176	$(20)
Interest rate swaps	(5,640)	1,197	(4,443)	4,443	—	—
Total derivatives subject to legally enforceable master netting agreements	(6,704)	1,921	(4,783)	4,587	176	(20)
Interest rate lock commitments	(30)	—	(30)	—	—	(30)
Total derivative liabilities	$(6,734)	$1,921	$(4,813)	$4,587	$176	$(50)

	At December 31, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$3,630	$(33)	$3,597	$—	$—	$3,597
Interest rate swaps	1,946	(1,330)	616	—	—	616
Total derivatives subject to legally enforceable master netting agreements	5,576	(1,363)	4,213	—	—	4,213
Interest rate lock commitments	6,012	—	6,012	—	—	6,012
Total derivative assets	$11,588	$(1,363)	$10,225	$—	$—	$10,225

Derivative liabilities:
Forward sale commitments	$(578)	$33	$(545)	$115	$410	$(20)
Interest rate swaps	(9,747)	1,330	(8,417)	8,376	41	—
Total derivatives subject to legally enforceable master netting agreements	(10,325)	1,363	(8,962)	8,491	451	(20)
Interest rate lock commitments	(40)	—	(40)	—	—	(40)
Total derivative liabilities	$(10,365)	$1,363	$(9,002)	$8,491	$451	$(60)

(1)
Excludes cash collateral of $19.0 million and $18.5 million at March 31, 2014 and December 31, 2013, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both March 31, 2014 and December 31, 2013.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $31 thousand for each of the three months ended March 31, 2014 and 2013, respectively.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2014	2013

Recognized in noninterest income:
Net loss on mortgage loan origination and sale activities (1)	$(1,434)	$(1,365)
Mortgage servicing income (loss) (2)	9,897	(2,518)
	$8,463	$(3,883)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 6–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2014		At December 31, 2013

Single family	$582,934	(1)	$279,385
Multifamily	5,531		556
	$588,465		$279,941

(1)
The Company transferred $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this quarter and sold $56.1 million of these loans before quarter-end.

Loans sold consisted of the following.

	Three Months Ended March 31,
(in thousands)	2014	2013

Single family	$619,913	$1,360,344
Multifamily	6,263	50,587
	$626,176	$1,410,931

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2014	2013

Single family:
Servicing value and secondary market gains(1)	$19,559	$44,235
Loan origination and funding fees	4,761	7,795
Total single family	24,320	52,030
Multifamily	396	1,925
Other	794	—
Total net gain on mortgage loan origination and sale activities	$25,510	$53,955

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

(in thousands)	At March 31, 2014	At December 31, 2013

Single family
U.S. government and agency	$11,817,857	$11,467,853
Other	380,622	327,768
	12,198,479	11,795,621
Commercial
Multifamily	721,464	720,429
Other	99,340	95,673
	820,804	816,102
Total loans serviced for others	$13,019,283	$12,611,723

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 7, Commitments, Guarantees and Contingencies in this Form 10-Q. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2014	2013

Balance, beginning of period	$1,260	$1,955
Additions (1)	239	536
Realized losses (2)	(357)	(516)
Balance, end of period	$1,142	$1,975

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $11.4 million and $7.1 million were recorded in other assets as of March 31, 2014 and December 31, 2013, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At March 31, 2014 and December 31, 2013, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $14.8 million and $14.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2014	2013

Servicing income, net:
Servicing fees and other	$9,849	$7,607
Changes in fair value of single family MSRs due to modeled amortization (1)	(5,968)	(5,675)
Amortization of multifamily MSRs	(424)	(490)
	3,457	1,442
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(5,409)	4,148
Net gain (loss) from derivatives economically hedging MSR	9,897	(2,518)
	4,488	1,630
Mortgage servicing income	$7,945	$3,072

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Three Months Ended March 31,
(rates per annum) (1)	2014	2013

Constant prepayment rate ("CPR") (2)	11.39%	9.43%
Discount rate	10.42%	10.26%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2014

Fair value of single family MSR	$149,646
Expected weighted-average life (in years)	6.51
Constant prepayment rate (1)	11.72%
Impact on 25 basis points adverse change	$(5,031)
Impact on 50 basis points adverse change	$(11,112)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(5,404)
Impact on fair value of 200 basis points increase	$(10,441)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2014	2013

Beginning balance	$153,128	$87,396
Originations	7,893	16,806
Purchases	2	3
Changes due to modeled amortization(1)	(5,968)	(5,675)
Net additions and amortization	1,927	11,134
Changes in fair value due to changes in model inputs and/or assumptions (2)	(5,409)	4,148
Ending balance	$149,646	$102,678

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2014	2013

Beginning balance	$9,335	$8,097
Origination	183	1,543
Amortization	(423)	(490)
Ending balance	$9,095	$9,150

At March 31, 2014, the expected weighted-average life of the Company’s multifamily MSRs was 8.95 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2014

Remainder of 2014	$1,204
2015	1,468
2016	1,354
2017	1,232
2018	1,074
2019 and thereafter	2,763
Carrying value of multifamily MSR	$9,095

NOTE 7–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2014 and December 31, 2013 was $24.8 million and $18.4 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. These commitments, which primarily related to unused home equity and business banking funding lines totaled $156.3 million and $154.0 million at March 31, 2014 and December 31, 2013, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $247.7 million and $168.5 million at March 31, 2014 and December 31, 2013, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $190 thousand and $181 thousand at March 31, 2014 and December 31, 2013, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2014 and December 31, 2013, the total unpaid principal balance of loans sold under this program was $721.5 million and $720.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $1.9 million and $2.0 million at March 31, 2014 and December 31, 2013, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2014 and 2013.

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

1 DUS® is a registered trademark of Fannie Mae	34

The total unpaid principal balance of loans sold that were subject to the terms and conditions of these representations and warranties totaled $12.30 billion and $11.89 billion as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the Company had recorded a mortgage repurchase liability, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.1 million and $1.3 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2014, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of March 31, 2014.

NOTE 8–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 18, Fair Value Measurement within our 2013 Annual Report on Form 10-K.

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

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Level 2 recurring fair value measurement
Loans held for sale
Single-family loans, including loans transferred from held for investment	Fair value is based on observable market data, including: • Quoted market prices, where available • Dealer quotes for similar loans • Forward sale commitments	Level 2 recurring fair value measurement
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

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
For the carrying value of loans see Note 1–Summary of Significant Accounting Policies in this Form 10-Q. Estimated fair value classified as Level 3.
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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 6, Mortgage Banking Operations in this Form 10-Q.
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

(in thousands)	Fair Value at March 31, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$120,103	$—	$120,103	$—
Commercial	13,596	—	13,596	—
Municipal bonds	124,861	—	124,861	—
Collateralized mortgage obligations:
Residential	60,537	—	60,537	—
Commercial	11,639	—	11,639	—
Corporate debt securities	70,804	—	70,804	—
U.S. Treasury securities	26,996	—	26,996	—
Single family mortgage servicing rights	149,646	—	—	149,646
Single family loans held for sale	321,307	—	321,307	—
Derivatives
Forward sale commitments	999	—	999	—
Interest rate swaptions	26	—	26	—
Interest rate lock commitments	10,124	—	—	10,124
Interest rate swaps	2,328	—	2,328	—
Total assets	$912,966	$—	$753,196	$159,770
Liabilities:
Derivatives
Forward sale commitments	$1,064	$—	$1,064	$—
Interest rate lock commitments	30	—	—	30
Interest rate swaps	5,640	—	5,640	—
Total liabilities	$6,734	$—	$6,704	$30

(in thousands)	Fair Value at December 31, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$133,910	$—	$133,910	$—
Commercial	13,433	—	13,433	—
Municipal bonds	130,850	—	130,850	—
Collateralized mortgage obligations:
Residential	90,327	—	90,327	—
Commercial	16,845	—	16,845	—
Corporate debt securities	68,866	—	68,866	—
U.S. Treasury securities	27,452	—	27,452	—
Single family mortgage servicing rights	153,128	—	—	153,128
Single family loans held for sale	279,385	—	279,385	—
Derivatives
Forward sale commitments	3,630	—	3,630	—
Interest rate swaptions	858	—	858	—
Interest rate lock commitments	6,012	—	—	6,012
Interest rate swaps	1,088	—	1,088	—
Total assets	$925,784	$—	$766,644	$159,140
Liabilities:
Derivatives
Forward sale commitments	$578	$—	$578	$—
Interest rate swaptions	199	—	199	—
Interest rate lock commitments	40	—	—	40
Interest rate swaps	9,548	—	9,548	—
Total liabilities	$10,365	$—	$10,325	$40

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2014 and 2013, see Note 6, Mortgage Banking Operations in this Form 10-Q.

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Three Months Ended March 31,
(in thousands)	2014	2013

Beginning balance, net	$5,972	$22,528
Total realized/unrealized gains(1)	20,167	45,542
Settlements	(16,045)	(47,228)
Ending balance, net	$10,094	$20,842

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. For the three months ended March 31, 2014 and 2013, there were net unrealized (losses) gains of $9.8 million and $20.0 million, respectively, recognized on interest rate lock commitments still outstanding at March 31, 2014 and 2013, respectively.

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

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At March 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$10,094	Income approach	Fall out factor	0.6%	77.1%	16.8%
			Value of servicing	0.68%	2.51%	1.14%

(dollars in thousands)	At December 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$5,972	Income approach	Fall out factor	0.5%	97.0%	17.8%
			Value of servicing	0.62%	2.65%	1.22%

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The estimated fair values of real estate collateral are generally based on appraisals of real estate property, which use the market approach and income approach methodologies.

Commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property and the Company's experience with actual liquidation values. During the three months ended March 31, 2014, the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain loans held for investment using a range of discount rates of 17.2% to 32.5%, with a weighted average rate of 18.7%. During the three months ended March 31, 2013, the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain OREO using a discount rate of 17.5%.

Residential properties are generally based on unadjusted third-party appraisals. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

These adjustments may increase or decrease an appraised value and can vary significantly depending on the location, physical characteristics and income producing potential of each individual property. The quality and volume of market information available at the time of the appraisal can vary from period-to-period and cause significant changes to the nature and magnitude of the unobservable inputs used. Given these variations, changes in these unobservable inputs are generally not a reliable indicator for how fair value will increase or decrease from period to period.

The following tables present assets that were recorded at fair value during the three months ended March 31, 2014 and 2013 and still held at the end of the respective reporting period.

	Three Months Ended March 31, 2014
(in thousands)	Fair Value of Assets Held at March 31, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$23,036	$—	$—	$23,036	$629
Other real estate owned(2)	6,772	—	—	6,772	24
Total	$29,808	$—	$—	$29,808	$653

	Three Months Ended March 31, 2013
(in thousands)	Fair Value of Assets Held at March 31, 2013	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$34,744	$—	$—	$34,744	$(156)
Other real estate owned(2)	12,728	—	—	12,728	(2,670)
Total	$47,472	$—	$—	$47,472	$(2,826)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$47,714	$47,714	$47,714	$—	$—
Loans held for investment	1,662,623	1,687,911	—	—	1,687,911
Loans held for sale - transferred from held for investment	261,627	267,323	—	267,323	—
Loans held for sale – multifamily	5,531	5,531	—	5,531	—
Mortgage servicing rights – multifamily	9,095	10,659	—	—	10,659
Federal Home Loan Bank stock	34,958	34,958	—	34,958	—
Liabilities:
Deposits	$2,371,358	$2,235,854	$—	$2,235,854	$—
Federal Home Loan Bank advances	346,590	349,296	—	349,296	—
Long-term debt	61,856	60,242	—	60,242	—

	At December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$33,908	$33,908	$33,908	$—	$—
Loans held for investment	1,871,813	1,900,349	—	—	1,900,349
Loans held for sale – multifamily	556	556	—	556	—
Mortgage servicing rights – multifamily	9,335	10,839	—	—	10,839
Federal Home Loan Bank stock	35,288	35,288	—	35,288	—
Liabilities:
Deposits	$2,210,821	$2,058,533	$—	$2,058,533	$—
Federal Home Loan Bank advances	446,590	449,109	—	449,109	—
Long-term debt	64,811	63,849	—	63,849	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $2.1 million and $977 thousand at March 31, 2014 and December 31, 2013, respectively.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2014	2013

Net income	$2,301	$10,940
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,784,424	14,359,691
Dilutive effect of outstanding common stock equivalents (1)	163,440	444,438
Diluted weighted-average number of common stock outstanding	14,947,864	14,804,129
Earnings per share:
Basic earnings per share	$0.16	$0.76
Diluted earnings per share	$0.15	$0.74

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2014 and 2013 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 106,266 and 97,426 at March 31, 2014 and 2013, respectively.

NOTE 10–BUSINESS SEGMENTS:

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

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$2,479	$20,233	$22,712
(Reversal of) provision for credit losses	—	(1,500)	(1,500)
Noninterest income	33,454	1,253	34,707
Noninterest expense	37,428	18,663	56,091
Income (loss) before income taxes	(1,495)	4,323	2,828
Income tax expense (benefit)	(463)	990	527
Net income (loss)	$(1,032)	$3,333	$2,301
Average assets	$457,598	$2,564,868	$3,022,466

	Three Months Ended March 31, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,108	$11,127	$15,235
Provision for credit losses	—	2,000	2,000
Noninterest income	56,553	2,390	58,943
Noninterest expense	40,113	15,686	55,799
Income (loss) before income taxes	20,548	(4,169)	16,379
Income tax expense (benefit)	6,794	(1,355)	5,439
Net income (loss)	$13,754	$(2,814)	$10,940
Average assets	$621,005	$1,874,253	$2,495,258

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

NOTE 11–SUBSEQUENT EVENTS:

On April 29, 2014, the Company filed on Form S-3 a shelf registration providing for the potential issuance of up to $125 million of equity or debt securities. We filed at this time since it is efficient to file a shelf registration soon after the annual filing of our Form 10-K. We have no current plan to issue securities under this shelf registration statement. We have filed a registration statement to provide flexibility in the event that we decide to issue securities in support of an acquisition or to provide capital for growth in the future.

On March 5, 2014, the Company announced its intent to sell a portion of its single family residential loan portfolio on a servicing retained basis. The loans were comprised of both fixed-rate and adjustable-rate residential mortgage loans. The Company sold $56.1 million of the fixed-rate residential mortgage loans before quarter-end, while an additional $31 million of these loans settled in April. Approximately $155 million of the adjustable-rate loans settled in April and we expect more to settle in May. The mortgage loans included in these sales are located in Washington, Oregon, Idaho and Hawaii.

For the past four quarters, the Company has paid a special cash dividend. As a consequence of lower earnings in recent quarters and to preserve capital for future growth, HomeStreet, Inc.'s board of directors has suspended the payment of special dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements, and we may take actions that differ from our current plans and expectations. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements regarding future operations, plans, or regulatory or shareholder approvals;

•	any statements concerning proposed new products or services;

•	any statements regarding pending or future mergers, acquisitions or other transactions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

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

•	our ability to maintain our data security, including unauthorized electronic access, physical custody and inadvertent disclosure, and including potential reputational harm and litigation risks;

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

•
compliance with regulatory requirements, including laws and regulations such as those related to the Dodd-Frank Act and new rules being promulgated under that Act, Basel III capital requirements and related regulations, as well as restrictions that may be imposed by our federal and state regulatory authorities, including the extent to which regulatory initiatives may affect our capital, liquidity and earnings;

•
the effect on our mortgage origination and resale operations of changes in mortgage markets generally, including the uncertain impact on the market for non-qualified mortgage loans resulting from regulations which took effect in January 2014, as well as in monetary policies and economic trends and initiatives as those events affect our mortgage origination and servicing operations;

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

Summary Financial Data

	At or for the Quarter Ended
(dollars in thousands, except share data)	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

Income statement data (for the period ended):
Net interest income	$22,712	$21,382	$20,412	$17,415	$15,235
Provision (reversal of provision) for credit losses	(1,500)	—	(1,500)	400	2,000
Noninterest income	34,707	36,072	38,174	57,556	58,943
Noninterest expense	56,091	58,868	58,116	56,712	55,799
Net income before tax expense (benefit)	2,828	(1,414)	1,970	17,859	16,379
Income tax expense (benefit)	527	(553)	308	5,791	5,439
Net income (loss)	$2,301	$(861)	$1,662	$12,068	$10,940
Basic earnings (loss) per common share	$0.16	$(0.06)	$0.12	$0.84	$0.76
Diluted earnings (loss) per common share	$0.15	$(0.06)	$0.11	$0.82	$0.74
Common shares outstanding	14,846,519	14,799,991	14,422,354	14,406,676	14,400,206
Weighted average common shares:
Basic	14,784,424	14,523,405	14,388,559	14,376,580	14,359,691
Diluted	14,947,864	14,523,405	14,790,671	14,785,481	14,804,129
Shareholders’ equity per share	$18.42	$17.97	$18.60	$18.62	$18.78
Financial position (at period end):
Cash and cash equivalents	$47,714	$33,908	$37,906	$21,645	$18,709
Investment securities	446,639	498,816	574,894	539,480	416,561
Loans held for sale	588,465	279,941	385,110	471,191	430,857
Loans held for investment, net	1,662,623	1,871,813	1,510,169	1,416,439	1,358,982
Mortgage servicing rights	158,741	162,463	146,300	137,385	111,828
Other real estate owned	12,089	12,911	12,266	11,949	21,664
Total assets	3,124,812	3,066,054	2,854,323	2,776,124	2,508,251
Deposits	2,371,358	2,210,821	2,098,076	1,963,123	1,934,704
Federal Home Loan Bank advances	346,590	446,590	338,690	409,490	183,590
Shareholders’ equity	273,510	265,926	268,208	268,321	270,405
Financial position (averages):
Investment securities	$477,384	$565,869	$556,862	$512,475	$422,761
Loans held for investment	1,830,330	1,732,955	1,475,011	1,397,219	1,346,100
Total interest-earning assets	2,654,078	2,624,287	2,474,397	2,321,195	2,244,563
Total interest-bearing deposits	1,880,358	1,662,180	1,488,076	1,527,732	1,543,645
Federal Home Loan Bank advances	323,832	343,366	374,682	307,296	147,097
Repurchase agreements	—	—	—	10,913	—
Total interest-bearing liabilities	2,267,904	2,232,456	2,045,155	1,917,098	1,752,599
Shareholders’ equity	272,596	268,328	271,286	280,783	274,355

Summary Financial Data (continued)

	At or for the Quarter Ended
(dollars in thousands, except share data)	Mar. 31, 2014		Dec. 31, 2013		Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

Financial performance:
Return on average shareholders’ equity (1)	3.38%		(1.28)%		2.45%	17.19%	15.95%
Return on average total assets	0.30%		(0.12)%		0.24%	1.86%	1.75%
Net interest margin (2)	3.51%		3.34%		3.41%	3.10%	2.81%	(3)
Efficiency ratio (4)	97.69%		102.46%		99.20%	75.65%	75.22%
Asset quality:
Allowance for credit losses	$22,317		$24,089		$24,894	$27,858	$28,594
Allowance for loan losses/total loans	1.31%	(5)	1.26%	(5)	1.61%	1.92%	2.05%
Allowance for loan losses/nonaccrual loans	96.95%		93.00%		92.30%	93.11%	88.40%
Total nonaccrual loans (6)	$22,823	(7)	$25,707	(7)	$26,753	$29,701	$32,133
Nonaccrual loans/total loans	1.35%		1.36%		1.74%	2.06%	2.32%
Other real estate owned	$12,089		$12,911		$12,266	$11,949	$21,664
Total nonperforming assets	$34,912	(7)	$38,618	(7)	$39,019	$41,650	$53,797
Nonperforming assets/total assets	1.12%		1.26%		1.37%	1.50%	2.14%
Net charge-offs	$272		$805		$1,464	$1,136	$1,157
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.94%		9.96%		10.85%	11.89%	11.97%
Tier 1 risk-based capital (to risk-weighted assets)	13.99%		14.12%		17.19%	17.89%	19.21%
Total risk-based capital (to risk-weighted assets)	15.04%		15.28%		18.44%	19.15%	20.47%
Other data:
Full-time equivalent employees (ending)	1,491		1,502		1,426	1,309	1,218

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the Trust Preferred Securities ("TruPS") for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06% for the quarter ended March 31, 2013.

(4)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(5)	Includes acquired loans. Excluding acquired loans, allowance for loan losses /total loans is 1.46% and 1.40% at March 31, 2014 and December 31, 2013.

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

(7)	Includes $6.6 million and $6.5 million of nonperforming loans at March 31, 2014 and December 31, 2013, respectively, that are guaranteed by the Small Business Administration ("SBA").

	At or for the Quarter Ended
(in thousands)	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$12,198,479	$11,795,621	$11,286,244	$10,404,613	$9,701,396
Multifamily	721,464	720,429	722,767	720,368	737,007
Other	99,340	95,673	50,629	51,058	52,825
Total loans serviced for others	$13,019,283	$12,611,723	$12,059,640	$11,176,039	$10,491,228

Loan production volumes:
Single family mortgage closed loans (1) (2)	$675,754	$773,146	$1,187,061	$1,307,286	$1,192,156
Single family mortgage interest rate lock commitments(2)	803,308	662,015	786,147	1,423,290	1,035,822
Single family mortgage loans sold(2)	619,913	816,555	1,326,888	1,229,686	1,360,344
Multifamily mortgage originations	11,343	16,325	10,734	14,790	49,119
Multifamily mortgage loans sold	6,263	15,775	21,998	15,386	50,587

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2013 Annual Report on Form 10-K.

Management’s Overview of First Quarter 2014 Financial Performance

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, and commercial business loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement with WMS Series LLC, whose business is known as Windermere Mortgage Services.

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

At March 31, 2014, we had total assets of $3.12 billion, net loans held for investment of $1.66 billion, deposits of $2.37 billion and shareholders’ equity of $273.5 million.

For the past four quarters, the Company has paid a special cash dividend. As a consequence of lower earnings in recent quarters and to preserve capital for future growth, HomeStreet, Inc.'s board of directors has suspended the payment of special dividends.

Results for the first quarter of 2014 reflect the continued growth of our mortgage banking business and investments to expand our commercial and consumer business. Since March 2013, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 18 home loan centers and seven retail deposit branches to bring our total home loan centers to 46 and our total retail deposit branches to 30.

During the quarter, we continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in existing and new markets; growing and improving the quality of our deposits; bolstering our processing, compliance and risk management capabilities; and working to successfully integrate the businesses acquired during 2013. In recent periods we have experienced very low levels of homes available for sale in many of the markets in which we operate. The lack of housing inventory has had a downward impact on the volume of mortgage loans that we originate.  Further, it has resulted in elevated costs, as a significant amount of loan processing and underwriting that we perform are to qualifying borrowers for mortgage loan transactions that never materialize. The lack of inventory of homes for sale may continue to have an adverse impact on mortgage loan volumes into the foreseeable future.

1 DUS® is a registered trademark of Fannie Mae	51

Consolidated Financial Performance

	At or for the Three Months Ended March 31,			Percent Change
(in thousands, except per share data and ratios)	2014	2013		2014 vs. 2013

Selected statement of operations data
Total net revenue	$57,419	$74,178		(23)%
Total noninterest expense	56,091	55,799		1
Provision for credit losses	(1,500)	2,000		NM
Income tax expense	527	5,439		(90)
Net income	$2,301	$10,940		(79)%

Financial performance
Diluted earnings per common share	$0.15	$0.74
Return on average common shareholders’ equity	3.38%	15.95%
Return on average assets	0.30%	1.75%
Net interest margin	3.51%	2.81%	(1)

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	9.94%	11.97%
Tier 1 risk-based capital (to risk-weighted assets)	13.99%	19.21%
Total risk-based capital (to risk-weighted assets)	15.04%	20.47%
NM = Not meaningful

(1)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06% for the quarter ended March 31, 2013.

For the first quarter of 2014, net income was $2.3 million, or $0.15 per diluted share, compared to $10.9 million, or $0.74 per diluted share for the first quarter of 2013. Return on equity was 3.38% for the first quarter of 2014 (on an annualized basis), compared to 15.95% for the same period last year, while return on average assets was 0.30% for the first quarter of 2014 (on an annualized basis), compared to 1.75% for the same period last year.

Commercial and Consumer Banking Segment Results

Net income for the Commercial and Consumer Banking segment was $3.3 million in the first quarter of 2014, compared to a net loss of $2.8 million in the first quarter of 2013.

Commercial and Consumer Banking segment net interest income was $20.2 million for the first quarter of 2014, an increase of $9.1 million, or 81.8%, from $11.1 million for the first quarter of 2013, primarily due to higher average balances of portfolio loans and investment securities, as well as improved composition of deposit balances, which was primarily the result of improved deposit product and pricing strategies that included reducing our higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits.

The Company released $1.5 million of reserves in the first quarter of 2014 compared to a provision of $2.0 million in the first quarter of 2013. The release of $1.5 million of reserves was due to the quarter-over-quarter net decline of $177.2 million in unimpaired portfolio loan balances, as the Company transferred $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this quarter, and sold $56.1 million of these loans before quarter-end. Net charge-offs were $272 thousand in the first quarter of 2014 compared to $1.2 million in the first quarter of 2013. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.31% of loans held for investment at March 31, 2014 compared to 2.05% at March 31, 2013,which primarily reflected the improved credit quality of the Company's loan portfolio. Nonperforming assets of $34.9 million, or 1.12% of total assets at March 31, 2014 were down significantly from March 31, 2013 when nonperforming assets were $53.8 million, or 2.14% of total assets.

Commercial and Consumer Banking segment noninterest expense of $18.7 million increased $3.0 million, or 19.0%, from $15.7 million in the first quarter of 2013, primarily related to increased costs related to continued growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. Included in noninterest expense in the first quarter of 2014 was $823 thousand of acquisition-related costs.

Mortgage Banking Segment Results

Net loss for the Mortgage Banking segment was $1.0 million in the first quarter of 2014, compared to net income of $13.8 million in the first quarter of 2013. The decrease in net income was primarily the result of substantially lower mortgage interest rate lock commitment volumes and lower gain on sale margins.

Mortgage Banking noninterest income of $33.5 million decreased $23.1 million, or 41%, from $56.6 million in the first quarter of 2013, primarily due to decreased mortgage interest rate lock commitment volumes and gain on sale margins. Commitment volumes declined mainly due to the rise in mortgage interest rates beginning in the second quarter of 2013, causing a significant decrease in refinancing activity. At the same time, the mortgage market became substantially more competitive as lenders tried to secure a reliable flow of production through competitive pricing.

Mortgage Banking noninterest expense of $37.4 million decreased $2.7 million, or 6.7%, from $40.1 million in the first quarter of 2013, primarily due to lower commission and incentive expense as closed loan volumes declined. This decrease was partially offset by higher expenses related to increased salary and related costs and general and administrative expenses resulting from overall growth in personnel and our expansion into new markets, primarily in California.

Regulatory Matters

The Bank remains well-capitalized, with Tier 1 leverage and total risk-based capital ratios at March 31, 2014 of 9.94% and 15.04%, respectively, compared with 11.97% and 20.47% at March 31, 2013. The decline in the Bank's capital ratios from March 31, 2013 was primarily attributable to the fourth quarter 2013 cash acquisitions of Fortune Bank, Yakima National Bank and two branches from AmericanWest Bank, which created $13.7 million of net intangible assets at March 31, 2014 which are not included as capital for regulatory purposes and resulted in an increase in average and risk-weighted assets, as well as overall growth in total risk-weighted assets.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Fair Value of Financial Instruments, Single Family mortgage servicing rights ("MSRs") and other real estate owned ("OREO")

•	Income Taxes

These policies and estimates are described in further detail in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies within our 2013 Annual Report on Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest		Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$33,264	$17	0.21%	$22,700	$16		0.29%
Investment securities	477,384	3,600	3.02%	422,761	3,161		2.99%
Loans held for sale	313,100	2,821	3.60%	453,002	3,745		3.31%
Loans held for investment	1,830,330	19,895	4.37%	1,346,100	14,337		4.28%
Total interest-earning assets	2,654,078	26,333	3.99%	2,244,563	21,259		3.80%
Noninterest-earning assets (2)	368,388			250,695
Total assets	$3,022,466			$2,495,258
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$245,743	165	0.27%	$181,421	158		0.35%
Savings accounts	159,544	201	0.51%	105,490	104		0.40%
Money market accounts	925,631	1,020	0.45%	695,688	857		0.50%
Certificate accounts	549,440	974	0.72%	561,046	2,370		1.71%
Total interest-bearing deposits	1,880,358	2,360	0.51%	1,543,645	3,489		0.92%
Federal Home Loan Bank advances	323,832	423	0.51%	147,097	292		0.80%
Securities sold under agreements to repurchase	—	—	—%	—	—		—%
Long-term debt	63,714	315	1.98%	61,857	1,717	(3)	11.10%	(3)
Other borrowings	—	—	—%	—	4		—%
Total interest-bearing liabilities	2,267,904	3,098	0.55%	1,752,599	5,502		1.27%
Noninterest-bearing liabilities	481,966			468,304
Total liabilities	2,749,870			2,220,903
Shareholders’ equity	272,596			274,355
Total liabilities and shareholders’ equity	$3,022,466			$2,495,258
Net interest income (4)		$23,235			$15,757
Net interest spread			3.44%				2.53%
Impact of noninterest-bearing sources			0.07%				0.28%
Net interest margin			3.51%				2.81%	(3)

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Interest expense for the first quarter of 2013 included $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06%.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $523 thousand and $522 thousand for the quarters ended March 31, 2014 and March 31, 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $100 thousand and $151 thousand for the three months ended March 31, 2014 and 2013, respectively.

Net Income

Net income was $2.3 million for the three months ended March 31, 2014, a decrease of $8.6 million, or 79.0%, compared to net income of $10.9 million for the three months ended March 31, 2013. The decline in net income mainly resulted from a $24.2 million, or 41.1%, decrease in noninterest income compared to the same period in 2013, primarily due to a significantly lower gain on mortgage loan origination and sale activities resulting from a decline in single family mortgage loan production compared to the record production that the Company experienced in 2012 and continuing into the first quarter of 2013. This decrease was partially offset by a $7.5 million, or 49%, increase in net interest income in the three months ended March 31, 2014 mainly due to higher yields on higher average balances of interest-earning assets.

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

Net interest income on a tax equivalent basis was $23.2 million for the first quarter of 2014, an increase of $7.5 million, or 47.5%, from $15.8 million for the first quarter of 2013. During the first quarter of 2014, total interest income increased $5.1 million from the first quarter of 2013, while total interest expense decreased $2.4 million from the first quarter of 2013. The net interest margin for the first quarter of 2014 improved to 3.51% from 2.81% in the first quarter of 2013. Included in interest income for the first quarter of 2014 is $483 thousand in interest collected on two nonaccrual loans that were paid off during the quarter. Included in interest expense for the first quarter of 2013 was $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.06%. The net interest margin increase from the first quarter of 2013 was primarily impacted by a substantial decline in the cost of interest-bearing deposits as certificates of deposit matured and re-priced, and also benefited from a 19 basis point increase in yields on average interest-earning assets.

Total average interest-earning assets of $2.65 billion for the three months ended March 31, 2014 increased $409.5 million, or 18.2%, from $2.24 billion for the three months ended March 31, 2013, primarily as a result of growth in portfolio loans, both from originations and from fourth quarter 2013 acquisitions, and in the investment securities portfolio, partially offset by a decrease in loans held for sale. Total average interest-bearing deposit balances increased from the prior periods primarily due to acquisition-related growth in transaction and savings deposits, partially offset by a decline in higher-cost retail certificates of deposit which reflected the execution of our deposit product and pricing strategies. Additionally, we increased our net interest income through increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment.
Total interest income on a tax equivalent basis of $26.3 million in the first quarter of 2014 increased $5.1 million, or 23.9%, from $21.3 million in the first quarter of 2013, primarily driven by higher average balances of portfolio loans and investment securities. Average balance of loans held for investment increased by $484.2 million, or 36.0%, and the average balance of investment securities increased by $54.6 million, or 12.9%, from the first quarter of 2013. These increases were partially offset by a decrease in the average balance of loans held for sale, which decreased $139.9 million, or 30.9%, compared to the first quarter of 2013.

Total interest expense of $3.1 million in the first quarter of 2014 decreased $2.4 million, or 43.7%, from $5.5 million in the first quarter of 2013. The higher interest expense in he first quarter of 2013 was primarily due to interest expense of $1.4 million recorded in the first quarter of 2013 related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest.

Additionally, interest expense decreased in the first quarter of 2014 due to a $11.6 million, or 2.1%, reduction in the average balance of higher-yielding certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits as we expand our deposit branch network.

Provision for Credit Losses

We released $1.5 million of reserves in the first quarter of 2014 compared to a provision of $2.0 million in the first quarter of 2013. The release of $1.5 million of reserves was due to the quarter-over-quarter net decline of $177.2 million in unimpaired portfolio loan balances, as the Company transferred $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this quarter and sold $56 million of these loans before quarter-end. Nonaccrual loans declined to $22.8 million at March 31, 2014, a decrease of $2.9 million, or 11.2%, from $25.7 million at December 31, 2013. Nonaccrual loans as a percentage of total loans was 1.35% at March 31, 2014 compared to 1.36% at December 31, 2013.

Net charge-offs of $272 thousand in the first quarter of 2014 were down $885 thousand from net charge-offs of $1.2 million in the first quarter of 2013. The decrease in net charge-offs in the first quarter of 2014 compared to the same period of 2013 was primarily due to lower charge-offs on single family and home equity loans during the first quarter of 2014. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis in this Form 10-Q.

Noninterest Income

Noninterest income was $34.7 million in the first quarter of 2014, a decrease of $24.2 million, or 41%, from $58.9 million in the first quarter of 2013. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The decrease in noninterest income in the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of lower net gain on mortgage loan origination and sale activities, mostly related to substantially lower refinancing activities that resulted mainly from increased mortgage interest rates, partially offset by new lending volume from the expansion of our mortgage lending operations. Our single family mortgage interest rate lock commitments of $803.3 million in the first quarter of 2014 decreased 22.4% compared to $1.04 billion in the first quarter of 2013.

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$25,510	$53,955	$(28,445)	(53)%
Mortgage servicing income	7,945	3,072	4,873	159
Income from WMS Series LLC	(193)	620	(813)	NM
Gain on debt extinguishment	(586)	—	(586)	NM
Depositor and other retail banking fees	815	721	94	13
Insurance agency commissions	404	180	224	124
Gain (loss) on securities available for sale	713	(48)	761	NM
Other	99	443	(344)	(78)
Total noninterest income	$34,707	$58,943	$(24,236)	(41)%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Single family:
Servicing value and secondary market gains(1)	$19,559	$44,235	$(24,676)	(56)%
Loan origination and funding fees	4,761	7,795	(3,034)	(39)
Total single family	24,320	52,030	(27,710)	(53)
Multifamily	396	1,925	(1,529)	(79)
Other	794	—	794	NM
Net gain on mortgage loan origination and sale activities	$25,510	$53,955	$(28,445)	(53)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Single family mortgage closed loan volume (1) (2)	$675,754	$1,192,156	$(516,402)	(43)%
Single family mortgage interest rate lock commitments (2)	803,308	1,035,822	(232,514)	(22)

(1)	Represents single family mortgage originations designated for sale during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

During the first quarter of 2014, single family closed loan production decreased 43.3% and single family interest rate lock commitments decreased 22.4% compared to the first quarter of 2013 mainly as a result of higher mortgage interest rates beginning in the second quarter of 2013.

Net gain on mortgage loan origination and sale activities was $25.5 million for the first quarter of 2014, a decrease of $28.4 million, or 52.7%, from $54.0 million for the first quarter of 2013. This decrease predominantly reflected substantially lower mortgage interest rate lock commitment volumes and lower secondary market margins. Commitment volumes declined mainly due to the rise in mortgage interest rates beginning in the second quarter of 2013, causing a significant decrease in refinancing activity that was only partially offset by a slightly stronger purchase mortgage market. This impact was partially mitigated by the expansion of our mortgage lending operations as the number of loan officers grew by approximately 25% over the past twelve months.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line items of net gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 7, Commitments, Guarantees and Contingencies in this Form 10-Q.

	Three Months Ended March 31,
(in thousands)	2014	2013

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(239)	$(536)
	$(239)	$(536)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

Mortgage servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Servicing income, net:
Servicing fees and other	$9,849	$7,607	$2,242	29%
Changes in fair value of MSRs due to modeled amortization (1)	(5,968)	(5,675)	(293)	5
Amortization	(424)	(490)	66	(13)
	3,457	1,442	2,015	140
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(5,409)	4,148	(9,557)	(230)
Net gain (loss) from derivatives economically hedging MSRs	9,897	(2,518)	12,415	(493)
	4,488	1,630	2,858	175
Mortgage servicing income	$7,945	$3,072	$4,873	159%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the first quarter of 2014, mortgage servicing income was $7.9 million, an increase of $4.9 million, or 159% from $3.1 million in the first quarter of 2013, primarily due to growth in the Company's mortgage servicing portfolio and improved risk management results. MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of our MSR risk management activities for the first quarter of 2014 was a gain of $4.5 million compared to a gain of $1.6 million in the first quarter of 2013. The higher gain in 2014 largely reflected higher sensitivity to interest rates for the Company's MSRs, which led the Company to increase the notional amount of derivative instruments used to economically hedge MSRs. The higher notional amount of derivative instruments, along with a steeper yield curve, resulted in higher net gains from MSR risk management, which positively impacted mortgage servicing income. In addition, MSR risk management results for 2014 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to historically low prepayment speeds experienced during the first quarter of 2014 resulting in lower projected prepayment speeds.

Mortgage servicing fees collected in the first quarter of 2014 were $9.8 million, an increase of $2.2 million, or 29.5%, from $7.6 million in the first quarter of 2013, primarily as a result of the increase in the loans serviced for others portfolio. Our loans serviced for others portfolio increased to $13.02 billion at March 31, 2014 from $12.61 billion at December 31, 2013 and $10.49 billion at March 31, 2013, mostly as a result of the sale of portfolio loans on a servicing retained basis.

(Loss) income from WMS Series LLC in the first quarter of 2014 was a loss of $193 thousand compared to income of $620 thousand in the first quarter of 2013. The decrease in 2014 was primarily due to a 37% decrease in interest rate lock commitments and a 52% decrease in closed loan volume, which were $97.0 million and $85.8 million, respectively, for the three months ended March 31, 2014 compared to $154.5 million and $180.4 million, respectively, for the same period in 2013.

Depositor and other retail banking fees for the three months ended March 31, 2014 increased $94 thousand from the three months ended March 31, 2013, primarily driven by an increase in the number of transaction accounts as we grow our retail deposit branch network. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Fees:
Monthly maintenance and deposit-related fees	$390	$353	$37	10%
Debit Card/ATM fees	415	350	65	19
Other fees	10	18	(8)	(44)
Total depositor and other retail banking fees	$815	$721	$94	13%

Noninterest Expense

Noninterest expense was $56.1 million in the first quarter of 2014, an increase of $292 thousand, or 0.5%, from $55.8 million in the first quarter of 2013. The increase in noninterest expense was primarily the result of a $1.6 million increase in occupancy, a $1.5 million increase in information services, a $409 thousand increase in salaries and related costs, and $823 thousand of acquisition-related costs, all primarily a result of the integration of our acquisitions and a 22.4% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. These additions to personnel were partially offset by attrition and position eliminations in mortgage production, mortgage operations, and in commercial lending and administration. Position eliminations beginning in the fourth quarter of 2013 were in response to a slowdown in mortgage activity and the integration of our acquisitions and were intended to improve efficiency and performance. The increases in noninterest expense were partially offset by a decrease in mortgage origination commissions and sales management incentives and significantly lower other real estate owned ("OREO") expenses, which was a gain of $419 thousand in the first quarter of 2014, a decrease of $2.6 million from OREO expense of $2.1 million in the first quarter of 2013.

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Noninterest expense
Salaries and related costs	$35,471	$35,062	$409	1%
General and administrative	10,122	10,930	(808)	(7)
Legal	399	611	(212)	(35)
Consulting	951	696	255	37
Federal Deposit Insurance Corporation assessments	620	567	53	9
Occupancy	4,432	2,802	1,630	58
Information services	4,515	2,996	1,519	51
Net cost of operation and sale of other real estate owned	(419)	2,135	(2,554)	(120)
Total noninterest expense	$56,091	$55,799	$292	1%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $35.5 million in the first quarter of 2014, an increase of $409 thousand, or 1.2%, from $35.1 million in the first quarter of 2013. The increase primarily resulted from a 22.4% increase in full-time equivalent employees at March 31, 2014 compared to March 31, 2013, largely offset by reduced mortgage origination commissions and incentives resulting from an overall slowdown in mortgage volumes.

General and administrative expense was $10.1 million in the first quarter of 2014, a decrease of $808 thousand, or 7.4%, from $10.9 million in the first quarter of 2013. These expenses include general office and equipment expense, marketing, taxes and insurance.

Income Tax Expense

The Company's income tax expense was $527 thousand in the first quarter of 2014 compared to $5.4 million in the first quarter of 2013. Our effective income tax rate was 18.6% as compared to an annual effective tax rate of 31.6% for 2013. Our effective income tax rate in the first quarter of 2014 differed from the Federal statutory tax rate of 35% due to state income taxes on income in Oregon, Hawaii, California and Idaho, tax-exempt interest income and $406 thousand of discrete tax items related to prior periods. The estimated annual effective tax rate for the three months ended March 31, 2014, excluding the effect of these discrete items, is approximately 33.0%. For a detailed discussion of the discrete tax items related to prior periods, see Note 1, Summary of Significant Accounting Policies - Recent Accounting Developments, in this Form 10-Q.

Review of Financial Condition – Comparison of March 31, 2014 to December 31, 2013

Total assets were $3.12 billion at March 31, 2014 and $3.07 billion at December 31, 2013. The increase in total assets was primarily due to a $308.5 million increase in loans held for sale, partially offset by a $209.2 million decrease in portfolio loans and a $52.2 million decrease in investment securities. The change in loan balances was the result of the Company's decision to transfer $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this quarter.

Cash and cash equivalents was $47.7 million at March 31, 2014 compared to $33.9 million at December 31, 2013, an increase of $13.8 million, or 40.7%.

Investment securities were $446.6 million at March 31, 2014 compared to $498.8 million at December 31, 2013, a decrease of $52.2 million, or 10.5%, primarily due to sales of securities during the quarter.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $18.1 million at March 31, 2014, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total securities portfolio.

	At March 31, 2014		At December 31, 2013
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$120,103	28.0%	$133,910	27.8%
Commercial	13,596	3.2	13,433	2.8
Municipal bonds	124,861	29.1	130,850	27.2
Collateralized mortgage obligations:
Residential	60,537	14.1	90,327	18.8
Commercial	11,639	2.7	16,845	3.5
Corporate debt securities	70,804	16.5	68,866	14.3
U.S. Treasury securities	26,996	6.3	27,452	5.7
Total investment securities available for sale	$428,536	100.0%	$481,683	100.0%

Loans held for sale were $588.5 million at March 31, 2014 compared to $279.9 million at December 31, 2013, an increase of $308.5 million, or 110.2%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance is primarily due to the transfer of $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this quarter. The Company sold $56.1 million of these loans before quarter-end.

Loans held for investment, net were $1.66 billion at March 31, 2014 compared to $1.87 billion at December 31, 2013, a decrease of $209.2 million, or 11.2%. Our single family loan portfolio decreased $236.6 million from December 31, 2013, as the Company transferred $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this quarter. The Company sold $56.1 million of the $310.5 million in loans in March. Our commercial construction loans, including residential construction, increased $32.3 million from December 31, 2013, primarily from new originations in our commercial real estate and residential construction lending business.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2014		At December 31, 2013
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$668,277	39.6%	$904,913	47.7%
Home equity	134,882	8.0	135,650	7.1
	803,159	47.6	1,040,563	54.8
Commercial loans
Commercial real estate (1)	480,200	28.4	477,642	25.1
Multifamily	71,278	4.2	79,216	4.2
Construction/land development	162,717	9.6	130,465	6.9
Commercial business	171,080	10.2	171,054	9.0
	885,275	52.4	858,377	45.2
	1,688,434	100.0%	1,898,940	100.0%
Net deferred loan fees and costs	(3,684)		(3,219)
	1,684,750		1,895,721
Allowance for loan losses	(22,127)		(23,908)
	$1,662,623		$1,871,813

(1)
March 31, 2014 and December 31, 2013 balances comprised of $144.7 million and $156.7 million of owner occupied loans, respectively, and $335.5 million and $320.9 million of non-owner occupied loans, respectively.

Deposits were $2.37 billion at March 31, 2014 compared to $2.21 billion at December 31, 2013, an increase of $160.5 million or 7.3%. This increase was due to higher balances of transaction and savings deposits, which were $1.62 billion at March 31, 2014, an increase of $87.2 million, or 5.7%, from $1.54 billion at December 31, 2013, reflecting the organic growth and expansion of our branch banking network. Certificates of deposit balances were $534.7 million at March 31, 2014, an increase of $20.3 million, or 3.9%, from $514.4 million at December 31, 2013.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At March 31, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$219,677	9.3%	$199,943	9.0%
Interest-bearing transaction and savings deposits:
NOW accounts	285,104	12.0	262,138	11.9
Statement savings accounts due on demand	163,819	6.9	156,181	7.1
Money market accounts due on demand	956,189	40.3	919,322	41.6
Total interest-bearing transaction and savings deposits	1,405,112	59.2	1,337,641	60.6
Total transaction and savings deposits	1,624,789	68.5	1,537,584	69.6
Certificates of deposit	534,708	22.5	514,400	23.3
Noninterest-bearing accounts - other	211,861	9.0	158,837	7.1
Total deposits	$2,371,358	100.0%	$2,210,821	100.0%

Federal Home Loan Bank advances were $346.6 million at March 31, 2014 compared to $446.6 million at December 31, 2013, a decrease of $100.0 million, or 22.4%. The Company uses these borrowings to primarily fund our mortgage banking and securities investment activities.

Accounts payable and other liabilities were $71.5 million at March 31, 2014 compared to $77.9 million at December 31, 2013, a decrease of $6.4 million, or 8.2%. This decrease was primarily due to the change in the fair value of derivatives used for MSR risk management.

Long-term debt was $61.9 million at March 31, 2014 compared to $64.8 million at December 31, 2013, a decrease of $3.0 million, or 4.6%. During the quarter, we redeemed $3.0 million of TruPS that were acquired as part of the acquisition of YNB in 2013.

Shareholders’ Equity

Shareholders' equity was $273.5 million at March 31, 2014 compared to $265.9 million at December 31, 2013. This increase included net income of $2.3 million and other comprehensive income of $6.1 million recognized during the three months ended March 31, 2014, partially offset by and dividends declared of $1.6 million during the three months ended March 31, 2014. Other comprehensive income represents unrealized gains in the valuation of our investment securities portfolio at March 31, 2014.

Shareholders’ equity, on a per share basis, was $18.42 per share at March 31, 2014, compared to $17.97 per share at December 31, 2013.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or for the Three Months Ended March 31,
	2014	2013

Return on assets (1)	0.30%	1.75%
Return on equity (2)	3.38%	15.95%
Equity to assets ratio (3)	9.02%	11.00%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings (loss) available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and commercial lending centers, and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; investment products; insurance products and cash management services. We originate residential and commercial construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate commercial real estate loans including multifamily lending through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. As of March 31, 2014, our bank branch network consists of 30 branches in the Pacific Northwest and Hawaii. At March 31, 2014 and December 31, 2013, our transaction and savings deposits totaled $1.62 billion and $1.54 billion, respectively, and our loan portfolio totaled $1.66 billion and $1.87 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2014	2013

Net interest income	$20,233	$11,127	$9,106	82%
Provision for credit losses	(1,500)	2,000	(3,500)	NM
Noninterest income	1,253	2,390	(1,137)	(48)
Noninterest expense	18,663	15,686	2,977	19
Income (loss) before income tax expense (benefit)	4,323	(4,169)	8,492	NM
Income tax expense (benefit)	990	(1,355)	2,345	NM
Net income (loss)	$3,333	$(2,814)	$6,147	NM

Average assets	$2,564,868	$1,874,253	$690,615	37%
Efficiency ratio (1)	86.86%	116.05%
Full-time equivalent employees (ending)	588	439	149	34
Multifamily net gain on mortgage loan origination and sale activity	$396	$1,925	(1,529)	(79)

Production volumes:
Multifamily mortgage originations	11,343	49,119	(37,776)	(77)
Multifamily mortgage loans sold	6,263	50,587	(44,324)	(88)
NM = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

Commercial and Consumer Banking net income was $3.3 million for the first quarter of 2014, improved by $6.1 million from a net loss of $2.8 million for the first quarter of 2013. The increase in net income in the first quarter of 2014 was primarily the result of a $9.1 million increase in net interest income, resulting from higher average balances of interest-earning assets related to our fourth quarter 2013 acquisitions, as well as higher yields on portfolio loans and improvements in our deposit product and pricing strategy. That strategy included reducing our higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits. The Company released $1.5 million of reserves in the first quarter of 2014 compared to a provision of $2.0 million in the first quarter of 2013. The release of $1.5 million of reserves was due to a quarter-over-quarter net decline of $177.2 million in unimpaired portfolio loan balances, which was the result of management's decision to sell $310.5 million of single family mortgage portfolio loans. The Company sold $56.1 million of the $310.5 million in loans in March.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Servicing income, net:
Servicing fees and other	$890	$812	$78	10%
Amortization of multifamily MSRs	(424)	(490)	66	(13)
Commercial mortgage servicing income	$466	$322	$144	45%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At March 31, 2014	At December 31, 2013

Commercial
Multifamily	$721,464	$737,007
Other	99,340	52,825
Total commercial loans serviced for others	$820,804	$789,832

Commercial and Consumer Banking segment noninterest expense of $18.7 million increased $3.0 million, or 19.0%, from $15.7 million in the first quarter of 2013, primarily due to increased salaries and related costs, reflecting the growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network, including growth through acquisitions. Included in noninterest expense in the first quarter of 2014 was $823 thousand of acquisition-related costs.

Mortgage Banking Segment

Mortgage Banking originates and purchases single family residential mortgage loans for sale to investors in the secondary market. We also purchase loans from WMS Series LLC through a correspondent arrangement between HomeStreet Bank and that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. A small percentage of our loans are brokered or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2014	2013

Net interest income	$2,479	$4,108	$(1,629)	(40)%
Noninterest income	33,454	56,553	(23,099)	(41)
Noninterest expense	37,428	40,113	(2,685)	(7)
Income before income tax expense(benefit)	(1,495)	20,548	(22,043)	NM
Income tax (benefit) expense	(463)	6,794	(7,257)	NM
Net (loss) income	$(1,032)	$13,754	$(14,786)	NM

Average assets	$457,598	$621,005	$(163,407)	(26)%
Efficiency ratio (1)	104.16%	66.13%
Full-time equivalent employees (ending)	903	779	124	16
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$675,754	$1,192,156	$(516,402)	(43)
Single family mortgage interest rate lock commitments(2)	803,308	1,035,822	(232,514)	(22)
Single family mortgage loans sold(2)	619,913	1,360,344	(740,431)	(54)

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net loss was $1.0 million for the first quarter of 2014, a decrease of $14.8 million from net income of $13.8 million for the first quarter of 2013. The decrease in Mortgage Banking net income for the first quarter of 2014 was driven primarily by higher mortgage interest rates that led to a sharp decrease in interest rate lock commitment volume primarily due to higher mortgage interest rates which began in the latter part of the second quarter of 2013.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended March 31,
(in thousands)	2014	2013

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$19,559	$44,235
Loan origination and funding fees	4,761	7,795
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$24,320	$52,030

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Net gain on mortgage loan origination and sale activities was $24.3 million for the first quarter of 2014, a decrease of $27.7 million, or 53.3%, from $52.0 million in the first quarter of 2013. This decrease is primarily the result of a 22.4% decrease in interest rate lock commitments, which was mainly driven by an increase in mortgage interest rates which began in the latter part of the second quarter of 2013, which led to a decrease in refinance mortgage volume, and a shift to a purchase mortgage-dominated market.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Servicing income, net:
Servicing fees and other	$8,959	$6,795	$2,164	32%
Changes in fair value of MSRs due to modeled amortization (1)	(5,968)	(5,675)	(293)	5
	2,991	1,120	1,871	167
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(5,409)	4,148	$(9,557)	NM
Net gain from derivatives economically hedging MSRs	9,897	(2,518)	12,415	NM
	4,488	1,630	2,858	175
Mortgage Banking servicing income	$7,479	$2,750	$4,729	172%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
Single family mortgage servicing income of $7.5 million in the first quarter of 2014 increased $4.7 million from $2.8 million in the first quarter of 2013. This increase was primarily due to increased servicing fees collected on the Company's single family mortgages and improved MSR risk management results. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.
Single family mortgage servicing fees collected in the first quarter of 2014 increased $2.2 million, or 31.8%, from the first quarter of 2013 primarily as a result of growth in the portfolio of single family loans serviced for others, which increased to $12.20 billion at March 31, 2014 compared to $11.80 billion at December 31, 2013 and $9.70 billion at March 31, 2013. The growth in the servicing portfolio is the result of the sale of portfolio loans on a servicing retained basis.

Single family loans serviced for others consisted of the following.

(in thousands)	At March 31, 2014	At December 31, 2013

Single family
U.S. government and agency	$11,817,857	$11,467,853
Other	380,622	327,768
Total single family loans serviced for others	$12,198,479	$11,795,621

Mortgage Banking noninterest expense of $37.4 million in the first quarter of 2014 decreased $2.7 million, or 6.7%, from $40.1 million in the first quarter of 2013, primarily due to lower commission and incentive expense as closed loan volumes declined 43.3% from the first quarter of 2013. This decrease was partially offset by higher expenses related to increased salary and related costs and general and administrative expenses resulting from our expansion into new markets, primarily in California.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K, as well as Note 14, Commitments, Guarantees and Contingencies in our 2013 Annual Report on Form 10-K and Note 7, Commitments, Guarantees and Contingencies in this Form 10-Q.

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
For more information on how we manage these business, financial and other risks, see the Enterprise Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2013 and should be read in conjunction with the Credit Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $34.9 million, or 1.12% of total assets at March 31, 2014, compared to $38.6 million, or 1.26% of total assets at December 31, 2013, respectively. Nonaccrual loans of $22.8 million, or 1.35% of total loans at March 31, 2014, declined $2.9 million, or 11.2% from $25.7 million, or 1.36% of total loans at December 31, 2013. OREO balances of $12.1 million at March 31, 2014 declined $822 thousand, or 6.4%, from $12.9 million at December 31, 2013. Net charge-offs during the first quarter of 2014 were $272 thousand compared to $1.2 million during the first quarter of 2013.

At March 31, 2014, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.68 billion, a decrease of $211.0 million from December 31, 2013. The allowance for loan losses decreased to $22.1 million, or 1.31% of loans held for investment, compared to $23.9 million, or 1.26% of loans held for investment at December 31, 2013.
The Company released $1.5 million of reserves in the first quarter of 2014 compared to a provision of $2.0 million in the first quarter of 2013. The release of $1.5 million of reserves was due to the quarter-over-quarter net decline of $177.2 million in unimpaired portfolio loan balances, which was the result of the decision to sell $310.5 million of single family mortgage portfolio loans. The Company sold $56.1 million of the $310.5 million in loans in March.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$73,931		$89,441	$—
Loans with an allowance recorded	43,905		44,654	1,910
Total	$117,836	(1)	$134,095	$1,910

	At December 31, 2013
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,301		$112,795	$—
Loans with an allowance recorded	38,568		38,959	2,571
Total	$119,869	(1)	$151,754	$2,571

(1)	Includes $70.6 million and $70.3 million in single family performing TDRs at March 31, 2014 and December 31, 2013, respectively.

The Company had 215 impaired loans totaling $117.8 million at March 31, 2014 and 216 impaired loans totaling $119.9 million at December 31, 2013. The average recorded investment in these loans for the first quarter of 2014 was $118.9 million compared to $124.9 million for the first quarter of 2013. Impaired loans of $43.9 million and $38.6 million had a valuation allowance of $1.9 million and $2.6 million at March 31, 2014 and December 31, 2013, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2014			At December 31, 2013
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$9,406	42.1%	39.6%	$11,990	49.8%	47.7%
Home equity	3,882	17.4	8.0	3,987	16.6	7.1
	13,288	59.5	47.6	15,977	66.4	54.8
Commercial loans
Commercial real estate	4,309	19.3	28.4	4,012	16.7	25.2
Multifamily	965	4.3	4.2	942	3.9	4.2
Construction/land development	2,003	9.0	9.6	1,414	5.9	6.9
Commercial business	1,752	7.9	10.2	1,744	7.1	8.9
	9,029	40.5	52.4	8,112	33.6	45.2
Total allowance for credit losses	$22,317	100.0%	100.0%	$24,089	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended March 31,
(in thousands)	2014	2013

Allowance at the beginning of period	$24,089	$27,751
Provision for loan losses	(1,500)	2,000
Recoveries:
Consumer
Single family	16	75
Home equity	90	97
	106	172
Commercial
Commercial real estate	56	—
Construction/land development	16	70
Commercial business	84	112
	156	182
Total recoveries	262	354
Charge-offs:
Consumer
Single family	(111)	(721)
Home equity	(423)	(839)
	(534)	(1,560)
Commercial
Commercial real estate	—	197
Construction/land development	—	(148)
	—	49
Total charge-offs	(534)	(1,511)
(Charge-offs), net of recoveries	(272)	(1,157)
Balance at end of period	$22,317	$28,594

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$70,958	$2,569	$73,527
Home equity	2,538	—	2,538
	73,496	2,569	76,065
Commercial
Commercial real estate	19,451	2,784	22,235
Multifamily	3,145	—	3,145
Construction/land development	5,907	—	5,907
Commercial business	104	117	221
	28,607	2,901	31,508
	$102,103	$5,470	$107,573

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$70,304	$4,017	$74,321
Home equity	2,558	86	2,644
	72,862	4,103	76,965
Commercial
Commercial real estate	19,620	628	20,248
Multifamily	3,163	—	3,163
Construction/land development	6,148	—	6,148
Commercial business	112	—	112
	29,043	628	29,671
	$101,905	$4,731	$106,636

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $19.1 million and $17.8 million, at March 31, 2014 and December 31, 2013, respectively.

The Company had 203 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $107.6 million at March 31, 2014 with related unfunded commitments of $51 thousand. The Company had 204 loan relationships classified as TDRs totaling $106.6 million at December 31, 2013 with related unfunded commitments of $47 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,547	$4,117	$6,942	$37,852	(1)	$56,458	$4,211
Home equity	117	314	1,078	—		1,509	—
	7,664	4,431	8,020	37,852		57,967	4,211
Commercial loans
Commercial real estate	208	—	12,192	—		12,400	2,040
Construction/land development	—	—	—	—		—	5,838
Commercial business	—	—	2,621	10		2,631	—
	208	—	14,813	10		15,031	7,878
Total	$7,872	$4,431	$22,833	$37,862		$72,998	$12,089

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,466	$4,901	$8,861	$46,811	(1)	$67,039	$5,246
Home equity	375	75	1,846	—		2,296	—
	6,841	4,976	10,707	46,811		69,335	5,246
Commercial loans
Commercial real estate	—	—	12,257	—		12,257	1,688
Construction/land development	—	—	—	—		—	5,977
Commercial business	—	—	2,743	—		2,743	—
	—	—	15,000	—		15,000	7,665
Total	$6,841	$4,976	$25,707	$46,811		$84,335	$12,911

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

Liquidity and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain cash flows adequate to fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis, in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc., HomeStreet Capital ("HSC") and the Bank
have established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2014, our primary liquidity ratio was 36.3% compared to 26.9% at December 31, 2013.

At March 31, 2014 and December 31, 2013, the Bank had available borrowing capacity of $400.9 million and $228.5 million from the FHLB, and $357.9 million and $332.7 million from the Federal Reserve Bank of San Francisco, respectively.

Cash Flows

For the three months ended March 31, 2014, cash and cash equivalents increased $13.8 million, compared to a decrease of $6.6 million for the three months ended March 31, 2013. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2014, net cash of $54.0 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2013, net cash of $167.8 million was provided by operating activities, as proceeds from the sale of loans held for sale were largely offset by cash used to fund the production of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the three months ended March 31, 2014, net cash of $11.8 million was provided by investing activities, resulting from the sale of loans originated as held for investment and the sale of investment securities, primarily offset by the funding of portfolio loans. The company elected to sell single-family mortgage loans to provide additional liquidity to support the commercial loan portfolio growth and to reduce the concentration of single-family mortgage loans in the portfolio. For the three months ended March 31, 2013, net cash of $57.2 million was used in investing activities, as we used cash to fund higher balances of loans held for investment.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the three months ended March 31, 2014, net cash of $56.0 million was provided by financing activities, primarily driven by a $160.5 million growth in deposits, partially offset by repayments of FHLB advances of $100.0 million. For the three months ended March 31, 2013, net cash of $117.1 million was used in financing activities. During the three months ended March 31, 2013, the decline of customer deposits due to the maturity of certificates of deposit was partially offset by increased transaction and savings deposits. We had net repayments of $75.5 million of FHLB advances resulting from lower average balances of loans held for sale, as we use FHLB advances to fund these loans.

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

At March 31, 2014, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present the Bank’s capital amounts and ratios.

	At March 31, 2014
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$296,076	9.94%	$119,152	4.0%	$148,940	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	296,076	13.99%	84,665	4.0%	126,998	6.0%
Total risk-based capital (to risk-weighted assets)	318,393	15.04%	169,330	8.0%	211,663	10.0%

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.12%	81,708	4.0%	122,562	6.0%
Total risk-based capital (to risk-weighted assets)	315,762	15.28%	163,415	8.0%	204,269	10.0%

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
Under the Rules, both the Company and the Bank will be required to meet certain minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of at least 6.0% and a total risk-based ratio of at least 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital,which is at least 2.5% above each of the preceding common equity Tier 1 capital ratios, the Tier 1 risk-based ratio and the total risk based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The prompt corrective action rules, which apply to the Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the Rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively.
The Rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital. As a result, the Company will not be required to exclude our outstanding trust preferred securities from our Tier 1 capital calculations.
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
The Company and the Bank are generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer as of the effective date.
Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

For a discussion of the quantitative and qualitative disclosures about market risk, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk, Market Risk Management in our 2013 Annual Report on Form 10-K.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Recent increases in interest rates has reduced our mortgage revenues in large part by drastically reducing the market for refinancings, which has negatively impacted our noninterest income and, to a lesser extent, our net interest income, as well as demand for our residential loan products and the revenue realized on the sale of loans. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

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

A significant portion of our noninterest income is derived from originating residential mortgage loans and selling them into the secondary market. That business has benefited from a long period of historically low interest rates. To the extent interest rates continue to rise, particularly if they rise substantially, we may experience a further reduction in mortgage financing of new home purchases and refinancing. These factors have and may in the future further negatively affect our mortgage loan origination volume and adversely affect our noninterest income.

Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

Despite recent improvements in the economy and increases in interest rates, we are continuing to operate in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Recent improvements in the housing market may not continue, and a return to a recessionary economy could result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations.

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

The proposed restructuring or replacement of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could negatively affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac, single family purchase programs and the Fannie Mae multifamily DUS program. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. The Obama administration has called for scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers with the ultimate goal of winding down Fannie Mae and Freddie Mac.

One of the leading proposals being debated in Congress would eliminate Fannie Mae and Freddie Mac and replace them with a government-regulated cooperative authorized to issue mortgage-backed securities with a governmental guarantee. Other proposals have suggested privatizing Fannie Mae and Freddie Mac. We cannot predict how or when Congress will act in response to these or other proposals. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $158.7 million at March 31, 2014. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

We are subject to extensive regulation that has in the past restricted our activities and could further restrict our activities in the future, including capital distributions, and imposes financial requirements or limitations on the conduct of our business.

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

Some of these changes were effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions, not all of which have been completed or are in effect, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the Dodd-Frank Act imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities. See “Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

We will be subject to more stringent capital requirements.

In July 2013, the U.S. federal banking regulators (including the Federal Reserve and FDIC) jointly announced the adoption of new rules relating to capital standards requirements, including requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. A substantial portion of these rules will apply to both the Company and the Bank beginning in January 2015. As part of these new rules, both the Company and the Bank will be required to have a common equity Tier 1 capital ratio of 4.5%, have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, both the Company and the Bank will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%, which means in effect that in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based ratio requirement will be 10.5%. In this regard, any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The requirement for a conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Additional prompt corrective action rules will apply to the Bank, including higher ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations that are not required to use advanced approaches, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the new common equity Tier 1 capital to the extent that any one such category exceeds 10% of new common equity Tier 1 capital, or all such categories in the aggregate exceed 15% of  new common equity Tier 1 capital. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

These or other judicial decisions or legislative actions, if upheld or implemented, may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

In addition, while these legislative and regulatory proposals and courts decisions generally have focused primarily, if not exclusively, on residential mortgage origination, other laws and regulations may be enacted that affect the manner in which we do business and the products and services that we provide, restrict our ability to grow through acquisition, restrict our ability to compete in our current business or expand into any new business, and impose additional fees, assessments or taxes on us or increase our regulatory oversight. For example, our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which has broad rulemaking authority over consumer financial products and services. While the full impact of CFPB's activities on our business is still unknown, we anticipate that CFPB actions may increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision - Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay dividends to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules will impose more stringent capital requirements to maintain “well capitalized” status which may impact the Bank’s ability to pay dividends to the Company. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in recent quarters, the Company has not adopted a dividend policy and the board of directors has determined that it is in the best interests of the shareholders not to declare a dividend to be paid in the second quarter of 2014. As such, our dividends are not regular and may be subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

We cannot assure you that we will remain profitable.

We have sustained significant losses in the past and our profitability has declined in recent quarters. We cannot guarantee that we will remain profitable or be able to maintain the level of profit we are currently experiencing. Many factors determine whether or not we will be profitable, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Increased costs from growth through acquisition could exceed the income growth anticipated from these opportunities, especially in the short term as these acquisitions are integrated into our business;

•
Further increases in interest rates may continue to limit our ability to make loans, decrease our net interest income and noninterest income, reduce demand for loans, increase the cost of deposits and otherwise negatively impact our financial situation;

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

•	Competition in the mortgage market industry may drive down the interest rates we are able to offer on our mortgages, which will negatively impact our net interest income;

•	Changes in the cost structures and fees of government-sponsored enterprises to whom we sell many of these loans may compress our margins and reduce our net income and profitability; and

•	Our hedging strategies to offset risks related to interest rate changes may not prove to be successful and may result in unanticipated losses for the Company.

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

Beginning in February of 2012, we have hired a substantial number of loan and support personnel in both our traditional markets and in additional Western states and we expect to continue to grow our business through opportunistic hiring of additional loan origination and servicing personnel. In addition to increasing our exposure to a more volatile single family mortgage banking segment of our business by increasing the number of originators of such loans, the aggressive growth strategy for both the single family Mortgage Banking segment and the Commercial and Consumer Banking segment of our business exposes us to potential additional risks, including:

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
In addition, as a result of our acquisitions of Fortune Bank, Yakima National Bank and two branches of AmericanWest Bank in the second half of 2013, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. Any future acquisitions we may make will have a similar result. Although we review loan quality as part of our due diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we are heavily reliant on our third party vendors, and our vendors’ or our own our technologies, systems, networks and our customers' devices may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Company or our customers' confidential, proprietary and other information, or otherwise disrupt the Company's or its customers' or other third parties' business operations.

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

To date we are not aware of any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, to continue to modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities, however, our measures may be insufficient to prevent physical .and electronic break-ins, denial of service and other cyber-attacks or security breaches.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, additional regulatory scrutiny, reputational damage, litigation, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially and adversely affect our results of operations or financial condition.

The network and computer systems on which we depend could fail or experience security breaches.

Our computer systems could be vulnerable to unforeseen problems. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner and could have a material adverse effect on our business, financial condition and results of operations as well as our reputation and customer or vendor relationships.

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

The failure to protect our customers’ confidential information and privacy could adversely affect our business.
We are subject to state and federal privacy regulations and confidentiality obligations that, among other things restrict the use and dissemination of, and access to, the information that we produce, store or maintain in the course of our business. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

The actions we may take in order to promote compliance with these obligations vary by business segment and may change over time, but may include, among other things:

•	training and educating our employees and independent contractors regarding our obligations relating to confidential information;

•	monitoring changes in state or federal privacy and compliance requirements;

•	drafting and enforcing appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities and protocols for tangible records;

•	physically and technologically securing access to electronic information; and

•	in the event of a security breach, providing credit monitoring or other services to affected customers.
If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increase compliance costs, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.
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

As a result of the Federal Reserve Board's concerns regarding continued slow economic growth, the Federal Reserve Board, in 2008 implemented its standing monetary policy known as “quantitative easing,” a program involving the purchase of mortgage backed securities and United States Treasury securities, the volume of which has been aligned with specific economic targets or measures intended to bolster the U.S. economy. As the Federal Reserve Board, through the Federal Open Market Committee (the “Committee”), monitors economic performance, the volume of the quantitative easing program continues to be incrementally reduced. The Committee has stated that if incoming information broadly supports the Committee's expectation of ongoing improvement in labor market conditions and inflation moving back toward its longer-run objective, the Committee will likely reduce the pace of asset purchases in further measured steps at future meetings. However, asset purchases are not on a preset course, and the Committee's decisions about their pace will remain contingent on the Committee's outlook for the labor market and inflation as well as its assessment of the likely efficacy and costs of such purchases.

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

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase in interest rates in the second quarter of 2013 resulted in a significant adverse impact on our business and financial results due primarily to a related decrease in volume of loan originations, especially refinancings. Any future additional increase in interest rates may further materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business. Additionally, in recent periods we have experienced very low levels of homes available for sale in many of the markets in which we operate. The lack of housing inventory has had a downward impact on the volume of mortgage loans that we originate.  Further, it has resulted in elevated costs, as a significant amount of loan processing and underwriting that we perform are to qualifying borrowers for mortgage loan transactions that never materialize. The lack of inventory of homes for sale may continue to have an adverse impact on mortgage loan volumes into the foreseeable future.

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

We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breach such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so. Currently, we only purchase loans from WMS Series LLC, an affiliated business arrangement with certain Windermere real estate brokerage franchise owners.

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

In the fourth quarter of 2013 we completed our acquisitions of Fortune Bank, Yakima National Bank and the two retail branches of AmericanWest Bank. While we consider those acquisitions to be substantially integrated, we may seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. Any future acquisition we may undertake may involve numerous risks related to the integration of the acquired assets or entity into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Financial Condition as of March 31, 2014, and December 31, 2013, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 8, 2014.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer