Form 10-Q
period 2014-06-30
HomeStreet, Inc.
filed 2014-08-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of July 31, 2014 was 14,852,971.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents (including interest-bearing instruments of $57,392 and $9,436)	$74,991	$33,908
Investment securities (includes $436,971 and $481,683 carried at fair value)	454,966	498,816
Loans held for sale (includes $536,658 and $279,385 carried at fair value)	549,440	279,941
Loans held for investment (net of allowance for loan losses of $21,926 and $23,908)	1,812,895	1,871,813
Mortgage servicing rights (includes $108,869 and $153,128 carried at fair value)	117,991	162,463
Other real estate owned	11,083	12,911
Federal Home Loan Bank stock, at cost	34,618	35,288
Premises and equipment, net	43,896	36,612
Goodwill	11,945	12,063
Other assets	123,851	122,239
Total assets	$3,235,676	$3,066,054
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,417,712	$2,210,821
Federal Home Loan Bank advances	384,090	446,590
Securities sold under agreements to repurchase	14,681	—
Accounts payable and other liabilities	69,087	77,906
Long-term debt	61,857	64,811
Total liabilities	2,947,427	2,800,128
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,849,692 shares and 14,799,991 shares	511	511
Additional paid-in capital	95,923	94,474
Retained earnings	192,972	182,935
Accumulated other comprehensive income	(1,157)	(11,994)
Total shareholders' equity	288,249	265,926
Total liabilities and shareholders' equity	$3,235,676	$3,066,054

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2014	2013	2014	2013

Interest income:
Loans	$23,419	$17,446	$46,102	$35,495
Investment securities	2,664	2,998	5,634	5,657
Other	142	24	299	54
	26,225	20,468	52,035	41,206
Interest expense:
Deposits	2,356	2,367	4,716	5,856
Federal Home Loan Bank advances	444	387	857	680
Securities sold under agreements to repurchase	1	11	1	11
Long-term debt	265	283	580	1,999
Other	12	5	22	10
	3,078	3,053	6,176	8,556
Net interest income	23,147	17,415	45,859	32,650
Provision (reversal of provision) for credit losses	—	400	(1,500)	2,400
Net interest income after provision for credit losses	23,147	17,015	47,359	30,250
Noninterest income:
Net gain on mortgage loan origination and sale activities	41,794	52,424	67,304	106,379
Mortgage servicing income	10,184	2,183	18,129	5,255
Income from WMS Series LLC	246	993	53	1,613
Gain (loss) on debt extinguishment	11	—	(575)	—
Depositor and other retail banking fees	917	761	1,732	1,482
Insurance agency commissions	232	190	636	370
(Loss) gain on sale of investment securities available for sale (includes unrealized gain (loss) reclassified from accumulated other comprehensive income of $(20) and $238 for the three months ended June 30, 2014 and 2013, and $693 and $190 for the six months ended June 30, 2014 and 2013, respectively)	(20)	238	693	190
Other	286	767	385	1,210
	53,650	57,556	88,357	116,499
Noninterest expense:
Salaries and related costs	40,606	38,579	76,077	73,641
General and administrative	11,145	10,270	21,267	21,200
Legal	542	599	941	1,210
Consulting	603	763	1,554	1,459
Federal Deposit Insurance Corporation assessments	572	143	1,192	710
Occupancy	4,675	3,381	9,107	6,183
Information services	4,862	3,574	9,377	6,570
Net cost of operation and sale of other real estate owned	(34)	(597)	(453)	1,538
	62,971	56,712	119,062	112,511
Income before income taxes	13,826	17,859	16,654	34,238
Income tax expense (includes reclassification adjustments of $(7) and $83 for the three months ended June 30, 2014 and 2013, and $243 and $66 for the six months ended June 30, 2014 and 2013, respectively)	4,464	5,791	4,991	11,230
NET INCOME	$9,362	$12,068	$11,663	$23,008
Basic income per share	$0.63	$0.84	$0.79	$1.60
Diluted income per share	$0.63	$0.82	$0.78	$1.56
Basic weighted average number of shares outstanding	14,800,853	14,376,580	14,792,638	14,368,135
Diluted weighted average number of shares outstanding	14,954,998	14,785,481	14,956,079	14,794,805
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net income	$9,362	$12,068	$11,663	$23,008
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) of $2,537 and $(7,737) for the three months ended June 30, 2014 and 2013, and $6,078 and $(9,483) for the six months ended June 30, 2014 and 2013, respectively	4,713	(14,367)	11,288	(17,610)
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $(7) and $83 for the three months ended June 30, 2014 and 2013, and $243 and $66 for the six months ended June 30, 2014 and 2013, respectively	12	(155)	(451)	(124)
Other comprehensive income (loss)	4,725	(14,522)	10,837	(17,734)
Comprehensive income (loss)	$14,087	$(2,454)	$22,500	$5,274

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2013	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	23,008	—	23,008
Dividends declared ($0.11 per share)	—	—	—	(1,580)	—	(1,580)
Share-based compensation expense	—	—	783	—	—	783
Common stock issued	24,038	—	82	—	—	82
Other comprehensive loss	—	—	—	—	(17,734)	(17,734)
Balance, June 30, 2013	14,406,676	$511	$91,054	$185,300	$(8,544)	$268,321

Balance, January 1, 2014	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	11,663	—	11,663
Dividends declared ($0.11 per share)	—	—	—	(1,626)	—	(1,626)
Share-based compensation expense	—	—	1,199	—	—	1,199
Common stock issued	49,701	—	250	—	—	250
Other comprehensive income	—	—	—	—	10,837	10,837
Balance, June 30, 2014	14,849,692	$511	$95,923	$192,972	$(1,157)	$288,249

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,663	$23,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	7,152	6,645
(Reversal of) provision for credit losses	(1,500)	2,400
(Reversal of) provision for losses on other real estate owned	(19)	339
Fair value adjustment of loans held for sale	(12,660)	32,661
Origination of mortgage servicing rights	(20,365)	(36,168)
Change in fair value of mortgage servicing rights	20,736	(6,628)
Net gain on sale of investment securities	(693)	(190)
Net fair value adjustment and gain on sale of other real estate owned	(712)	(618)
Loss on early retirement of long-term debt	575	—
Net deferred income tax (benefit) expense	(15,623)	10,883
Share-based compensation expense	683	624
Origination of loans held for sale	(1,512,392)	(2,899,308)
Proceeds from sale of loans originated as held for sale	1,282,100	3,016,255
Cash used by changes in operating assets and liabilities:
Increase in other assets	3,267	(33,328)
Increase (decrease) in accounts payable and other liabilities	1,546	(1,457)
Net cash (used in) provided by operating activities	(236,242)	115,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(30,780)	(221,106)
Proceeds from sale of investment securities	65,846	50,594
Principal repayments and maturities of investment securities	24,455	18,079
Proceeds from sale of other real estate owned	4,832	14,697
Proceeds from sale of loans originated as held for investment	266,823	—
Proceeds from sale of mortgage servicing rights	39,004	—
Mortgage servicing rights purchased from others	(5)	(10)
Capital expenditures related to other real estate owned	—	(22)
Origination of loans held for investment and principal repayments, net	(236,854)	(113,428)
Purchase of property and equipment	(11,348)	(5,151)
Net cash provided by (used in) investing activities	121,973	(256,347)

	Six Months Ended June 30,
(in thousands)	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$206,891	$(13,711)
Proceeds from Federal Home Loan Bank advances	2,492,300	3,264,946
Repayment of Federal Home Loan Bank advances	(2,554,800)	(3,114,546)
Proceeds from securities sold under agreements to repurchase	14,681	159,790
Repayment of securities sold under agreements to repurchase	—	(159,790)
Proceeds from Federal Home Loan Bank stock repurchase	670	659
Repayment of long-term debt	(3,530)	—
Dividends paid	(1,626)	—
Proceeds from stock issuance, net	250	82
Excess tax benefits related to the exercise of stock options	516	159
Net cash provided by financing activities	155,352	137,589
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,083	(3,640)
CASH AND CASH EQUIVALENTS:
Beginning of year	33,908	25,285
End of period	$74,991	$21,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,159	$21,524
Federal and state income taxes (paid), net of refunds	7,610	6,714
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	2,922	6,225
Loans transferred from held for investment to held for sale	310,455	—
Loans transferred from held for sale to held for investment	17,095	—
Ginnie Mae loans recognized with the right to repurchase, net	$833	$2,127

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

Purchase Accounting Adjustments

On December 6, 2013, the Company acquired two retail deposit branches and some related assets from AmericanWest Bank, a Washington state-chartered bank. On November 1, 2013, the Company completed its acquisition of Fortune Bank and YNB Financial Services Corp. ("YNB"), the parent of Yakima National Bank. The assets acquired and liabilities assumed in the acquisitions were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. During the second quarter of 2014, the Company completed a more detailed fair value analysis of premises and equipment assumed in the acquisition of YNB and has determined that adjustments to the acquisition-date fair value are required. The Company also determined that adjustments were required to the provisional estimates for core deposit intangibles that were assumed in all three acquisitions. As a result of these adjustments, core deposit intangibles increased by $1.1 million, premises and equipment decreased by $740 thousand, and deferred tax liabilities increased by $280 thousand, resulting in a net decrease to goodwill of $118 thousand. These immaterial measurement period adjustments and corrections of accounting errors were made in the current period as they were not material to the current or prior periods.

Recent Accounting Developments

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, although early adoption is permitted. The Company elected to adopt this new accounting guidance as of January 1, 2014. It is being adopted prospectively, as the retrospective adjustments were not material. The Company's income tax expense for the six months ended June 30, 2014 includes discrete tax benefit items of $406 thousand related to the recognition of the cumulative effect for prior years of adoption of this new accounting guidance.

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2017. The Company does not expect the new guidance to have a material impact on its consolidated statements of financial condition or results of operation.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. The ASU applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted. The application of this guidance may require enhanced disclosures of the Company's repurchase agreements, but will have no impact on the Company's consolidated statements of financial condition or results of operations.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At June 30, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$111,460	$365	$(1,559)	$110,266
Commercial	13,209	465	—	13,674
Municipal bonds	124,772	2,085	(1,044)	125,813
Collateralized mortgage obligations:
Residential	57,614	210	(1,057)	56,767
Commercial	16,325	—	(304)	16,021
Corporate debt securities	74,987	55	(2,622)	72,420
U.S. Treasury securities	41,966	44	—	42,010
	$440,333	$3,224	$(6,586)	$436,971

	At December 31, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$137,602	$187	$(3,879)	$133,910
Commercial	13,391	45	(3)	13,433
Municipal bonds	136,937	185	(6,272)	130,850
Collateralized mortgage obligations:
Residential	93,112	85	(2,870)	90,327
Commercial	17,333	—	(488)	16,845
Corporate debt securities	75,542	—	(6,676)	68,866
U.S. Treasury securities	27,478	1	(27)	27,452
	$501,395	$503	$(20,215)	$481,683

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2014 and December 31, 2013, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of June 30, 2014 and December 31, 2013, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(19)	$3,679	$(1,540)	$79,229	$(1,559)	$82,908
Municipal bonds	(48)	14,541	(996)	44,986	(1,044)	59,527
Collateralized mortgage obligations:
Residential	(108)	9,354	(949)	32,299	(1,057)	41,653
Commercial	—	—	(304)	16,021	(304)	16,021
Corporate debt securities	(285)	4,770	(2,337)	59,547	(2,622)	64,317
	$(460)	$32,344	$(6,126)	$232,082	$(6,586)	$264,426

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(3,767)	$98,717	$(112)	$6,728	$(3,879)	$105,445
Commercial	(3)	7,661	—	—	(3)	7,661
Municipal bonds	(5,991)	106,985	(281)	3,490	(6,272)	110,475
Collateralized mortgage obligations:
Residential	(2,120)	63,738	(750)	15,081	(2,870)	78,819
Commercial	(488)	16,845	—	—	(488)	16,845
Corporate debt securities	(6,676)	68,844	—	—	(6,676)	68,844
U.S. Treasury securities	(27)	25,452	—	—	(27)	25,452
	$(19,072)	$388,242	$(1,143)	$25,299	$(20,215)	$413,541

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. As of June 30, 2014 and December 31, 2013, the Company does not expect any credit losses on its debt securities. In addition, as of June 30, 2014 and December 31, 2013, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company did not hold any marketable equity securities as of June 30, 2014 and December 31, 2013.

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

	At June 30, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$110,266	1.80%	$110,266	1.80%
Commercial	—	—	—	—	—	—	13,674	4.43	13,674	4.43
Municipal bonds	—	—	45	3.26	21,451	3.41	104,316	4.21	125,812	4.07
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	56,767	2.09	56,767	2.09
Commercial	—	—	—	—	9,823	1.98	6,198	1.41	16,021	1.76
Corporate debt securities	—	—	—	—	41,206	3.35	31,214	3.77	72,420	3.53
U.S. Treasury securities	1,001	0.18	41,009	0.35	—	—	—	—	42,010	0.34
Total available for sale	$1,001	0.18%	$41,054	0.35%	$72,480	3.18%	$322,435	2.92%	$436,970	2.72%

	At December 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Proceeds	$11,541	$34,840	$65,846	$50,594
Gross gains	118	318	895	322
Gross losses	(137)	(80)	(201)	(132)

There were $49.4 million and $47.3 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Seattle ("FHLB") at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, there were $33.8 million and $37.7 million, respectively, of securities pledged to secure derivatives in a liability position. At June 30, 2014, there were $15.0 million of securities pledged under repurchase agreements and none at December 31, 2013.

Tax-exempt interest income on securities available for sale totaling $863 thousand and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At June 30, 2014	At December 31, 2013

Consumer loans
Single family	$749,204	$904,913
Home equity	136,181	135,650
	885,385	1,040,563
Commercial loans
Commercial real estate	476,411	477,642
Multifamily	72,327	79,216
Construction/land development	219,282	130,465
Commercial business	185,177	171,054
	953,197	858,377
	1,838,582	1,898,940
Net deferred loan fees and discounts	(3,761)	(3,219)
	1,834,821	1,895,721
Allowance for loan losses	(21,926)	(23,908)
	$1,812,895	$1,871,813

Loans in the amount of $634.4 million and $800.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, California, Idaho and Hawaii. At June 30, 2014, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 27.5%, 21.8% and 10.1% of the total portfolio, respectively. At December 31, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 37.3% and 21.2% of the total portfolio, respectively. These loans were mostly located within the metropolitan area of Puget Sound, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2014. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within our 2013 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Allowance for credit losses (roll-forward):
Beginning balance	$22,317	$28,594	$24,089	$27,751
Provision (reversal of provision) for credit losses	—	400	(1,500)	2,400
(Charge-offs), net of recoveries	(149)	(1,136)	(421)	(2,293)
Ending balance	$22,168	$27,858	$22,168	$27,858
Components:
Allowance for loan losses	$21,926	$27,655	$21,926	$27,655
Allowance for unfunded commitments	242	203	242	203
Allowance for credit losses	$22,168	$27,858	$22,168	$27,858

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,406	$(172)	$25	$(148)	$9,111
Home equity	3,882	(136)	236	(465)	3,517
	13,288	(308)	261	(613)	12,628
Commercial loans
Commercial real estate	4,309	(23)	100	(323)	4,063
Multifamily	965	—	—	(78)	887
Construction/land development	2,003	—	46	369	2,418
Commercial business	1,752	(288)	63	645	2,172
	9,029	(311)	209	613	9,540
Total allowance for credit losses	$22,317	$(619)	$470	$—	$22,168

	Three Months Ended June 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$14,478	$(1,141)	$171	$302	$13,810
Home equity	4,708	(299)	156	314	4,879
	19,186	(1,440)	327	616	18,689
Commercial loans
Commercial real estate	5,958	(340)	—	105	5,723
Multifamily	635	—	—	55	690
Construction/land development	894	—	281	10	1,185
Commercial business	1,921	—	36	(386)	1,571
	9,408	(340)	317	(216)	9,169
Total allowance for credit losses	$28,594	$(1,780)	$644	$400	$27,858

	Six Months Ended June 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(283)	$41	$(2,637)	$9,111
Home equity	3,987	(559)	326	(237)	3,517
	15,977	(842)	367	(2,874)	12,628
Commercial loans
Commercial real estate	4,012	(23)	156	(82)	4,063
Multifamily	942	—	—	(55)	887
Construction/land development	1,414	—	62	942	2,418
Commercial business	1,744	(288)	147	569	2,172
	8,112	(311)	365	1,374	9,540
Total allowance for credit losses	$24,089	$(1,153)	$732	$(1,500)	$22,168

	Six Months Ended June 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$13,388	$(1,862)	$246	$2,038	$13,810
Home equity	4,648	(1,138)	253	1,116	4,879
	18,036	(3,000)	499	3,154	18,689
Commercial loans
Commercial real estate	5,312	(143)	—	554	5,723
Multifamily	622	—	—	68	690
Construction/land development	1,580	(148)	351	(598)	1,185
Commercial business	2,201	—	148	(778)	1,571
	9,715	(291)	499	(754)	9,169
Total allowance for credit losses	$27,751	$(3,291)	$998	$2,400	$27,858

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,235	$876	$9,111	$678,418	$70,786	$749,204
Home equity	3,439	78	3,517	133,787	2,394	136,181
	11,674	954	12,628	812,205	73,180	885,385
Commercial loans
Commercial real estate	3,851	212	4,063	445,130	31,281	476,411
Multifamily	485	402	887	69,202	3,125	72,327
Construction/land development	2,418	—	2,418	213,439	5,843	219,282
Commercial business	1,212	960	2,172	181,594	3,583	185,177
	7,966	1,574	9,540	909,365	43,832	953,197
Total	$19,640	$2,528	$22,168	$1,721,570	$117,012	$1,838,582

	At December 31, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$10,632	$1,358	$11,990	$831,730	$73,183	$904,913
Home equity	3,903	84	3,987	133,006	2,644	135,650
	14,535	1,442	15,977	964,736	75,827	1,040,563
Commercial loans
Commercial real estate	4,012	—	4,012	445,766	31,876	477,642
Multifamily	515	427	942	76,053	3,163	79,216
Construction/land development	1,414	—	1,414	124,317	6,148	130,465
Commercial business	1,042	702	1,744	168,199	2,855	171,054
	6,983	1,129	8,112	814,335	44,042	858,377
Total	$21,518	$2,571	$24,089	$1,779,071	$119,869	$1,898,940

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$38,056	$40,366	$—
Home equity	1,991	2,068	—
	40,047	42,434	—
Commercial loans
Commercial real estate	26,185	29,383	—
Multifamily	508	508	—
Construction/land development	5,843	14,974	—
Commercial business	1,033	1,911	—
	33,569	46,776	—
	$73,616	$89,210	$—
With an allowance recorded:
Consumer loans
Single family	$32,730	$32,826	$876
Home equity	403	402	78
	33,133	33,228	954
Commercial loans
Commercial real estate	5,096	5,325	212
Multifamily	2,617	2,795	402
Construction/land development	—	—	—
Commercial business	2,550	2,824	960
	10,263	10,944	1,574
	$43,396	$44,172	$2,528
Total:
Consumer loans
Single family(3)	$70,786	$73,192	$876
Home equity	2,394	2,470	78
	73,180	75,662	954
Commercial loans
Commercial real estate	31,281	34,708	212
Multifamily	3,125	3,303	402
Construction/land development	5,843	14,974	—
Commercial business	3,583	4,735	960
	43,832	57,720	1,574
Total impaired loans	$117,012	$133,382	$2,528

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $67.8 million in performing troubled debt restructurings ("TDRs").

	At December 31, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$39,341	$41,935	$—
Home equity	1,895	1,968	—
	41,236	43,903	—
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	508	508	—
Construction/land development	6,148	15,299	—
Commercial business	1,533	7,164	—
	40,065	68,892	—
	$81,301	$112,795	$—
With an allowance recorded:
Consumer loans
Single family	$33,842	$33,900	$1,358
Home equity	749	749	84
	34,591	34,649	1,442
Commercial loans
Multifamily	2,655	2,832	427
Commercial business	1,322	1,478	702
	3,977	4,310	1,129
	$38,568	$38,959	$2,571
Total:
Consumer loans
Single family(3)	$73,183	$75,835	$1,358
Home equity	2,644	2,717	84
	75,827	78,552	1,442
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	3,163	3,340	427
Construction/land development	6,148	15,299	—
Commercial business	2,855	8,642	702
	44,042	73,202	1,129
Total impaired loans	$119,869	$151,754	$2,571

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.3 million in performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Consumer loans
Single family	$70,977	$81,628	$71,713	$79,194
Home equity	2,466	3,550	2,525	3,607
	73,443	85,178	74,238	82,801
Commercial loans
Commercial real estate	31,771	28,191	31,806	27,952
Multifamily	3,135	3,204	3,144	3,210
Construction/land development	5,875	9,115	5,966	10,378
Commercial business	3,200	1,921	3,085	2,054
	43,981	42,431	44,001	43,594
	$117,424	$127,609	$118,239	$126,395

Credit Quality Indicators
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The following tables present designated loan grades by loan portfolio segment and loan class.

	At June 30, 2014
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$719,493	$230	$15,346	$14,135	$749,204
Home equity	134,225	368	422	1,166	136,181
	853,718	598	15,768	15,301	885,385
Commercial loans
Commercial real estate	380,101	71,009	18,403	6,898	476,411
Multifamily	67,671	1,531	3,125	—	72,327
Construction/land development	209,293	6,923	92	2,974	219,282
Commercial business	161,215	19,482	558	3,922	185,177
	818,280	98,945	22,178	13,794	953,197
	$1,671,998	$99,543	$37,946	$29,095	$1,838,582

	At December 31, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$817,877	$53,711	$12,746	$20,579	$904,913
Home equity	132,086	1,442	276	1,846	135,650
	949,963	55,153	13,022	22,425	1,040,563
Commercial loans
Commercial real estate	368,817	63,579	37,758	7,488	477,642
Multifamily	74,509	1,544	3,163	—	79,216
Construction/land development	121,026	3,414	2,895	3,130	130,465
Commercial business	145,760	20,062	586	4,646	171,054
	710,112	88,599	44,402	15,264	858,377
	$1,660,075	$143,752	$57,424	$37,689	$1,898,940

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned ("OREO"). As of June 30, 2014 and December 31, 2013, none of the Company's loans were rated Doubtful or Loss. The total amount of adversely classified assets was $40.2 million and $50.6 million as of June 30, 2014 and December 31, 2013, respectively. For a detailed discussion on credit quality indicators used by management, see Note 6, Loans and Credit Quality within our 2013 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At June 30, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$10,967	$3,943	$39,020	$53,930	$695,274	$749,204	$32,032
Home equity	209	368	1,166	1,743	134,438	136,181	—
	11,176	4,311	40,186	55,673	829,712	885,385	32,032
Commercial loans
Commercial real estate	—	—	9,871	9,871	466,540	476,411	—
Multifamily	—	—	—	—	72,327	72,327	—
Construction/land development	—	72	—	72	219,210	219,282	—
Commercial business	759	837	3,172	4,768	180,409	185,177	—
	759	909	13,043	14,711	938,486	953,197	—
	$11,935	$5,220	$53,229	$70,384	$1,768,198	$1,838,582	$32,032

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$6,466	$4,901	$55,672	$67,039	$837,874	$904,913	$46,811
Home equity	375	75	1,846	2,296	133,354	135,650	—
	6,841	4,976	57,518	69,335	971,228	1,040,563	46,811
Commercial loans
Commercial real estate	—	—	12,257	12,257	465,385	477,642	—
Multifamily	—	—	—	—	79,216	79,216	—
Construction/land development	—	—	—	—	130,465	130,465	—
Commercial business	—	—	2,743	2,743	168,311	171,054	—
	—	—	15,000	15,000	843,377	858,377	—
	$6,841	$4,976	$72,518	$84,335	$1,814,605	$1,898,940	$46,811

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At June 30, 2014
(in thousands)	Accrual	Nonaccrual		Total

Consumer loans
Single family	$742,216	$6,988		$749,204
Home equity	135,015	1,166		136,181
	877,231	8,154		885,385
Commercial loans
Commercial real estate	466,540	9,871		476,411
Multifamily	72,327	—		72,327
Construction/land development	219,282	—		219,282
Commercial business	182,005	3,172		185,177
	940,154	13,043	(1)	953,197
	$1,817,385	$21,197		$1,838,582

(1)	Includes $6.5 million of nonperforming loans at June 30, 2014 that are guaranteed by the Small Business Association ("SBA").

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual		Total

Consumer loans
Single family	$896,052	$8,861		$904,913
Home equity	133,804	1,846		135,650
	1,029,856	10,707		1,040,563
Commercial loans
Commercial real estate	465,385	12,257		477,642
Multifamily	79,216	—		79,216
Construction/land development	130,465	—		130,465
Commercial business	168,311	2,743		171,054
	843,377	15,000	(1)	858,377
	$1,873,233	$25,707		$1,898,940

(1)	Includes $6.5 million of nonperforming loans at December 31, 2013 that are guaranteed by the SBA.

The following tables present information about troubled debt restructurings ("TDRs") activity during the periods presented.

	Three Months Ended June 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	15	$2,430	$—
	Payment restructure	—	—	—
Home equity
	Interest rate reduction	—	—	—
Total consumer
	Interest rate reduction	15	2,430	—
	Payment restructure	—	—	—
		15	2,430	—

Commercial loans
Commercial real estate
	Payment restructure	2	2,092	—
Commercial business
	Forgiveness of principal	1	208	288
Total commercial
	Payment restructure	2	2,092	—
	Forgiveness of principal	1	208	288
		3	2,300	288
Total loans
	Interest rate reduction	15	2,430	—
	Payment restructure	2	2,092	—
	Forgiveness of principal	1	$208	$288
		18	$4,730	$288

	Three Months Ended June 30, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	36	$8,007	$—
Home equity
	Interest rate reduction	3	77	—
Total consumer
	Interest rate reduction	39	8,084	—
Total loans
	Interest rate reduction	39	$8,084	$—

	Six Months Ended June 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	24	$4,187	$—
	Payment restructure	2	365	—
Total consumer
	Interest rate reduction	24	4,187	—
	Payment restructure	2	365	—
		26	4,552	—

Commercial loans
Commercial real estate
	Payment restructure	3	4,248	—
Commercial business
	Interest rate reduction	2	117	—
	Forgiveness of principal	1	208	288
Total commercial
	Interest rate reduction	2	117	—
	Payment restructure	3	4,248	—
	Forgiveness of principal	1	208	288
		6	4,573	288
Total loans
	Interest rate reduction	26	4,304	—
	Payment restructure	5	4,613	—
	Forgiveness of principal	1	$208	$288
		32	$9,125	$288

	Six Months Ended June 30, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	63	$13,848	$—
Home equity
	Interest rate reduction	6	248	—
Total consumer
	Interest rate reduction	69	14,096	—
		69	14,096	—
Total loans
	Interest rate reduction	69	$14,096	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2014 and 2013, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2014		2013
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	2	$425	1	$133
Home equity	—	—	—	—
	2	425	1	133
	2	$425	1	$133

	Six Months Ended June 30,
	2014		2013
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	4	$728	7	$1,556
Home equity	1	190	1	22
	5	918	8	1,578
Commercial loans
Commercial real estate	—	—	1	770
	—	—	1	770
	5	$918	9	$2,348

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2014	At December 31, 2013

Noninterest-bearing accounts	$472,255	$322,952
NOW accounts, 0.00% to 1.00% at June 30, 2014 and 0.00% to 0.75% at December 31, 2013	324,604	297,966
Statement savings accounts, due on demand, 0.10% to 2.00% at June 30, 2014 and 0.20% to 2.00% at December 31, 2013	166,851	156,181
Money market accounts, due on demand, 0.00% to 1.45% at June 30, 2014 and 0.00% to 1.50% at December 31, 2013	996,473	919,322
Certificates of deposit, 0.10% to 3.80% at June 30, 2014 and 0.10% to 3.80% at December 31, 2013	457,529	514,400
	$2,417,712	$2,210,821

There were $1.9 million in public funds included in deposits as of June 30, 2014 and none at December 31, 2013.

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

NOW accounts	$286	$233	$546	$391
Statement savings accounts	211	114	411	218
Money market accounts	1,080	973	2,101	1,830
Certificates of deposit	779	1,047	1,658	3,417
	$2,356	$2,367	$4,716	$5,856

The weighted-average interest rates on certificates of deposit June 30, 2014 and December 31, 2013 were 0.67% and 0.71%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2014

Within one year	$321,986
One to two years	78,911
Two to three years	43,864
Three to four years	9,948
Four to five years	2,820
$457,529

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2014 and December 31, 2013 was $208.0 million and $216.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2014 and December 31, 2013 was $20.9 million and $26.3 million, respectively. There were $119.9 million and $144.3 million of brokered deposits at June 30, 2014 and December 31, 2013, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as cash flow or foreign currency hedge instruments at June 30, 2014 or December 31, 2013. Derivatives are reported at their respective fair values in the other assets or the accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 2, Investment Securities of this Form 10-Q for further information on securities collateral pledged. At June 30, 2014 and December 31, 2013, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 12, Derivatives and Hedging Activities within our 2013 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,122,581	$1,473	$(8,210)
Interest rate swaptions	25,000	29	—
Interest rate lock commitments	594,953	17,441	(35)
Interest rate swaps	479,111	5,908	(5,137)
Total derivatives before netting	$2,221,645	24,851	(13,382)
Netting adjustments		(737)	737
Carrying value on consolidated statements of financial condition		$24,114	$(12,645)

	At December 31, 2013
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$526,382	$3,630	$(578)
Interest rate swaptions	110,000	858	(199)
Interest rate lock commitments	261,070	6,012	(40)
Interest rate swaps	508,004	1,088	(9,548)
Total derivatives before netting	$1,405,456	11,588	(10,365)
Netting adjustments		(1,363)	1,363
Carrying value on consolidated statements of financial condition		$10,225	$(9,002)

The following tables present gross and net information about derivative instruments.

	At June 30, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$1,473	$(799)	$674	$—	$—	$674
Interest rate swaps / swaptions	5,937	62	5,999	—	—	5,999
Total derivatives subject to legally enforceable master netting agreements	7,410	(737)	6,673	—	—	6,673
Interest rate lock commitments	17,441	—	17,441	—	—	17,441
Total derivative assets	$24,851	$(737)	$24,114	$—	$—	$24,114

Derivative liabilities:
Forward sale commitments	$(8,210)	$799	$(7,411)	$6,433	$820	$(158)
Interest rate swaps	(5,137)	(62)	(5,199)	5,063	135	(1)
Total derivatives subject to legally enforceable master netting agreements	(13,347)	737	(12,610)	11,496	955	(159)
Interest rate lock commitments	(35)	—	(35)	—	—	(35)
Total derivative liabilities	$(13,382)	$737	$(12,645)	$11,496	$955	$(194)

	At December 31, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets:
Forward sale commitments	$3,630	$(33)	$3,597	$—	$—	$3,597
Interest rate swaps	1,946	(1,330)	616	—	—	616
Total derivatives subject to legally enforceable master netting agreements	5,576	(1,363)	4,213	—	—	4,213
Interest rate lock commitments	6,012	—	6,012	—	—	6,012
Total derivative assets	$11,588	$(1,363)	$10,225	$—	$—	$10,225

Derivative liabilities:
Forward sale commitments	$(578)	$33	$(545)	$115	$410	$(20)
Interest rate swaps	(9,747)	1,330	(8,417)	8,376	41	—
Total derivatives subject to legally enforceable master netting agreements	(10,325)	1,363	(8,962)	8,491	451	(20)
Interest rate lock commitments	(40)	—	(40)	—	—	(40)
Total derivative liabilities	$(10,365)	$1,363	$(9,002)	$8,491	$451	$(60)

(1)
Excludes cash collateral of $20.6 million and $18.5 million at June 30, 2014 and December 31, 2013, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both June 30, 2014 and December 31, 2013.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $(19) thousand and $75 thousand for the three months ended June 30, 2014 and 2013, respectively, and $12 thousand and $106 thousand for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$(4,580)	$21,014	$(6,014)	$19,649
Mortgage servicing income (loss) (2)	10,941	(13,505)	20,838	(16,023)
	$6,361	$7,509	$14,824	$3,626

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 6–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2014		At December 31, 2013

Single family	$536,657	(1)	$279,385
Multifamily	12,783		556
	$549,440		$279,941

(1)
The Company transferred $310.5 million of loans from the held for investment portfolio into loans held for sale in March of this year and subsequently sold $266.8 million of these loans. At June 30, 2014, the Company had transferred $17.1 million of these loans back to the held for investment portfolio.

Loans sold consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Single family	$906,342	$1,229,686	$1,526,255	$2,590,030
Multifamily	15,902	15,386	22,165	65,973
	$922,244	$1,245,072	$1,548,420	$2,656,003

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Single family:
Servicing value and secondary market gains(1)	$30,233	$43,448	$49,792	$87,683
Loan origination and funding fees	6,781	8,267	11,542	16,062
Total single family	37,014	51,715	61,334	103,745
Multifamily	693	709	1,089	2,634
Other	4,087	—	4,881	—
Total net gain on mortgage loan origination and sale activities	$41,794	$52,424	$67,304	$106,379

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

(in thousands)	At June 30, 2014	At December 31, 2013

Single family
U.S. government and agency	$9,308,096	$11,467,853
Other	586,978	327,768
	9,895,074	11,795,621
Commercial
Multifamily	704,997	720,429
Other	97,996	95,673
	802,993	816,102
Total loans serviced for others	$10,698,067	$12,611,723

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 7, Commitments, Guarantees and Contingencies of this Form 10-Q. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$1,142	$1,975	$1,260	$1,955
Additions (1)	313	472	552	1,008
Realized losses (2)	(220)	(637)	(577)	(1,153)
Balance, end of period	$1,235	$1,810	$1,235	$1,810

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $8.7 million and $7.1 million were recorded in other assets as of June 30, 2014 and December 31, 2013, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At June 30, 2014 and December 31, 2013, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $13.5 million and $14.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2014		2013	2014		2013

Servicing income, net:
Servicing fees and other	$10,112		$7,955	$19,961		$15,562
Changes in fair value of single family MSRs due to modeled amortization (1)	(7,109)		(6,964)	(13,077)		(12,639)
Amortization of multifamily MSRs	(434)		(423)	(858)		(913)
	2,569		568	6,026		2,010
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(3,326)	(3)	15,120	(8,735)	(3)	19,268
Net gain (loss) from derivatives economically hedging MSR	10,941		(13,505)	20,838		(16,023)
	7,615		1,615	12,103		3,245
Mortgage servicing income	$10,184		$2,183	$18,129		$5,255

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2014	2013	2014	2013

Constant prepayment rate ("CPR") (2)	13.71%	8.77%	12.79%	9.12%
Discount rate	11.06%	10.28%	10.80%	10.27%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2014

Fair value of single family MSR	$108,869
Expected weighted-average life (in years)	5.42
Constant prepayment rate (1)	14.97%
Impact on 25 basis points adverse change	$(5,798)
Impact on 50 basis points adverse change	$(12,097)
Discount rate	10.70%
Impact on fair value of 100 basis points increase	$(3,488)
Impact on fair value of 200 basis points increase	$(6,761)

(1)	Represents the expected lifetime average.

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

On June 30, 2014, the Company successfully closed the sale of the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, representing 24.3% of HomeStreet’s total single family mortgage loans serviced for others portfolio as of March 31, 2014. The sale resulted in a $4.7 million pre-tax increase in mortgage servicing income during the quarter. The Company expects to finalize the servicing transfer for these loans by October 1, 2014, and is subservicing these loans until the transfer date. These loans are excluded from the Company's MSR portfolio at June 30, 2014.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Beginning balance	$149,646	$102,678	$153,128	$87,396
Originations	11,827	17,306	19,720	34,112
Purchases	3	6	5	9
Sale of single family MSRs	(43,248)	—	(43,248)	—
Changes due to modeled amortization(1)	(7,109)	(6,964)	(13,077)	(12,639)
Net additions and amortization	(38,527)	10,348	(36,600)	21,482
Changes in fair value due to changes in model inputs and/or assumptions (2)	(2,250)	15,120	(7,659)	19,268
Ending balance	$108,869	$128,146	$108,869	$128,146

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)
Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates. Includes pre-tax income of $5.7 million, excluding transaction costs, resulting from the sale of single family MSRs during the three months ended June 30, 2014.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Beginning balance	$9,095	$9,150	$9,335	$8,097
Origination	461	512	644	2,055
Amortization	(434)	(423)	(857)	(913)
Ending balance	$9,122	$9,239	$9,122	$9,239

At June 30, 2014, the expected weighted-average life of the Company’s multifamily MSRs was 9.21 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2014

Remainder of 2014	$802
2015	1,510
2016	1,400
2017	1,278
2018	1,120
2019 and thereafter	3,012
Carrying value of multifamily MSR	$9,122

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2014 and December 31, 2013 was $38.0 million and $18.4 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. These commitments, which primarily related to unused home equity and business banking funding lines totaled $146.7 million and $154.0 million at June 30, 2014 and December 31, 2013, respectively. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $292.8 million and $168.5 million at June 30, 2014 and December 31, 2013, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $242 thousand and $181 thousand at June 30, 2014 and December 31, 2013, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2014 and December 31, 2013, the total unpaid principal balance of loans sold under this program was $705.0 million and $720.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.0 million at both June 30, 2014 and December 31, 2013. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2014 and 2013.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $9.99 billion and $11.89 billion as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.2 million and $1.3 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2014, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of June 30, 2014.

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

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Level 2 recurring fair value measurement
Investment securities held to maturity
Observable market prices of identical or similar securities are used where available.

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Carried at amortized cost. Estimated fair value classified as Level 2.
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

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of this Form 10-Q. Estimated fair value classified as Level 3.
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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 6, Mortgage Banking Operations of this Form 10-Q.
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Interest rate lock commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated using discounted cash flows based on market rates and expected life.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at June 30, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$110,266	$—	$110,266	$—
Commercial	13,674	—	13,674	—
Municipal bonds	125,813	—	125,813	—
Collateralized mortgage obligations:
Residential	56,767	—	56,767	—
Commercial	16,021	—	16,021	—
Corporate debt securities	72,420	—	72,420	—
U.S. Treasury securities	42,010	—	42,010	—
Single family mortgage servicing rights	108,869	—	—	108,869
Single family loans held for sale	536,658	—	536,658	—
Derivatives
Forward sale commitments	1,473	—	1,473	—
Interest rate swaptions	29	—	29	—
Interest rate lock commitments	17,441	—	—	17,441
Interest rate swaps	5,908	—	5,908	—
Total assets	$1,107,349	$—	$981,039	$126,310
Liabilities:
Derivatives
Forward sale commitments	$8,210	$—	$8,210	$—
Interest rate lock commitments	35	—	—	35
Interest rate swaps	5,137	—	5,137	—
Total liabilities	$13,382	$—	$13,347	$35

(in thousands)	Fair Value at December 31, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$133,910	$—	$133,910	$—
Commercial	13,433	—	13,433	—
Municipal bonds	130,850	—	130,850	—
Collateralized mortgage obligations:
Residential	90,327	—	90,327	—
Commercial	16,845	—	16,845	—
Corporate debt securities	68,866	—	68,866	—
U.S. Treasury securities	27,452	—	27,452	—
Single family mortgage servicing rights	153,128	—	—	153,128
Single family loans held for sale	279,385	—	279,385	—
Derivatives
Forward sale commitments	3,630	—	3,630	—
Interest rate swaptions	858	—	858	—
Interest rate lock commitments	6,012	—	—	6,012
Interest rate swaps	1,088	—	1,088	—
Total assets	$925,784	$—	$766,644	$159,140
Liabilities:
Derivatives
Forward sale commitments	$578	$—	$578	$—
Interest rate swaptions	199	—	199	—
Interest rate lock commitments	40	—	—	40
Interest rate swaps	9,548	—	9,548	—
Total liabilities	$10,365	$—	$10,325	$40
There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2014 and 2013.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2014 and 2013, see Note 6, Mortgage Banking Operations of this Form 10-Q.

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Beginning balance, net	$10,094	$20,842	$5,972	$22,528
Total realized/unrealized gains(1)	34,495	28,151	54,662	73,693
Settlements	(27,183)	(48,587)	(43,228)	(95,815)
Ending balance, net	$17,406	$406	$17,406	$406

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized (losses) gains of $17.1 million and $(550) thousand for the three months ended June 30, 2014 and 2013, respectively, and $26.9 million and $325 thousand of net unrealized gains (losses) for the six months ended June 30, 2014 and 2013, respectively, recognized on interest rate lock commitments outstanding at the beginning of the period and still outstanding at June 30, 2014 and 2013, respectively.

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

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At June 30, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$17,406	Income approach	Fall out factor	0.7%	82.8%	18.2%
			Value of servicing	0.59%	2.59%	1.39%

(dollars in thousands)	At December 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$5,972	Income approach	Fall out factor	0.5%	97.0%	17.8%
			Value of servicing	0.62%	2.65%	1.22%

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a nonrecurring basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The estimated fair values of real estate collateral are generally based on internal evaluations and appraisals of such collateral, which use the market approach and income approach methodologies. All impaired loans are subject to an internal evaluation completed quarterly by management as part of the allowance process.

Commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property and the Company's experience with actual liquidation values. During the three months ended June 30, 2014, the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain commercial loans held for investment using a range of discount rates of 6.3% to 68.1%, with a weighted average rate of 35.2%. During the six months ended June 30, 2014, the

Company used a range of discounts of 6.3% to 68.1%, with a weighted average rate of 24.4%. During the three and six months ended June 30, 2013, the Company did not apply any adjustments to the appraisal value of loans held for investment or OREO.

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

The following tables present assets that were recorded at fair value during the three and six months ended June 30, 2014 and 2013 and still held at the end of the respective reporting period.

	Three Months Ended June 30, 2014
(in thousands)	Fair Value of Assets Held at June 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$21,890	$—	$—	$21,890	$(899)
Other real estate owned(2)	6,772	—	—	6,772	24
Total	$28,662	$—	$—	$28,662	$(875)

	Three Months Ended June 30, 2013
(in thousands)	Fair Value of Assets Held at June 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$50,362	$—	$—	$50,362	$422
Other real estate owned(2)	7,600	—	—	7,600	(339)
Total	$57,962	$—	$—	$57,962	$83

	Six Months Ended June 30, 2014
(in thousands)	Fair Value of Assets Held at June 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$21,890	$—	$—	$21,890	$(410)
Other real estate owned(2)	6,772	—	—	6,772	24
Total	$28,662	$—	$—	$28,662	$(386)

	Six Months Ended June 30, 2013
(in thousands)	Fair Value of Assets Held at June 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$50,362	$—	$—	$50,362	$592
Other real estate owned(2)	7,600	—	—	7,600	(739)
Total	$57,962	$—	$—	$57,962	$(147)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$74,991	$74,991	$74,991	$—	$—
Investment securities held to maturity	17,995	18,277	—	18,277	—
Loans held for investment	1,812,895	1,878,817	—	—	1,878,817
Loans held for sale - transferred from held for investment	27,500	28,443	—	28,443	—
Loans held for sale – multifamily	12,783	12,783	—	12,783	—
Mortgage servicing rights – multifamily	9,122	10,799	—	—	10,799
Federal Home Loan Bank stock	34,618	34,618	—	34,618	—
Liabilities:
Deposits	$2,417,712	$2,300,855	$—	$2,300,855	$—
Federal Home Loan Bank advances	384,090	386,995	—	386,995	—
Securities sold under agreements to repurchase	14,681	14,681	—	14,681	—
Long-term debt	61,857	60,242	—	60,242	—

	At December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$33,908	$33,908	$33,908	$—	$—
Investment securities held to maturity	17,133	16,887	—	16,887	—
Loans held for investment	1,871,813	1,900,349	—	—	1,900,349
Loans held for sale – multifamily	556	556	—	556	—
Mortgage servicing rights – multifamily	9,335	10,839	—	—	10,839
Federal Home Loan Bank stock	35,288	35,288	—	35,288	—
Liabilities:
Deposits	$2,210,821	$2,058,533	$—	$2,058,533	$—
Federal Home Loan Bank advances	446,590	449,109	—	449,109	—
Long-term debt	64,811	63,849	—	63,849	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $2.3 million and $977 thousand at June 30, 2014 and December 31, 2013, respectively.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2014	2013	2014	2013

Net income	$9,362	$12,068	$11,663	$23,008
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,800,853	14,376,580	14,792,638	14,368,135
Dilutive effect of outstanding common stock equivalents (1)	154,145	408,901	163,441	426,670
Diluted weighted-average number of common stock outstanding	14,954,998	14,785,481	14,956,079	14,794,805
Earnings per share:
Basic earnings per share	$0.63	$0.84	$0.79	$1.60
Diluted earnings per share	$0.63	$0.82	$0.78	$1.56

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2014 and 2013 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 106,266 and 109,336 at June 30, 2014 and 2013, respectively.

NOTE 10–SHARE-BASED COMPENSATION PLANS:

For the three months ended June 30, 2014 and 2013, $337 thousand and $255 thousand of compensation costs, respectively, were recognized for share-based compensation awards. For the six months ended June 30, 2014 and 2013, $683 thousand and $535 thousand of compensation costs, respectively, was recognized for share-based compensation awards.

2014 Equity Incentive Plan

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the “2014 EIP”). Under the 2014 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2014 EIP include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock, performance share awards and performance compensation awards. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2014 EIP is 900,000, which includes shares of common stock that were still available for issuance under the 2010 Plan and the 2011 Plan.

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the six months ended June 30, 2014, is as follows.

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2013	654,216	$11.54	8.1	$5,559
Cancelled or forfeited	(9,688)	11.00	7.6	71
Exercised	(43,504)	2.98	6.6	734
Options outstanding at June 30, 2014	601,024	12.16	7.7	3,837
Options that are exercisable and expected to be exercisable (1)	597,647	12.17	7.7	3,813
Options exercisable	365,171	11.34	7.6	2,599

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 43,504 options have been exercised during the six months ended June 30, 2014, resulting in cash received and related income tax benefits totaling $130 thousand. At June 30, 2014, there was $700 thousand of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of 0.8 years.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2013	53,951	$18.18
Granted	74,645	17.99
Vested	(5,394)	11.00
Restricted shares outstanding at June 30, 2014	123,202	18.38
Nonvested at June 30, 2014	123,202	18.38

At June 30, 2014, there was $1.9 million of total unrecognized compensation costs related to nonvested restricted shares. Unrecognized compensation costs are generally expected to be recognized over a weighted average period of 2.5 years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date.

Certain restricted stock awards granted to senior management during the second quarter of 2014 contain both service conditions and performance conditions. Performance share units ("PSUs") are stock awards where the number of shares ultimately received by the employee depends on the company’s performance against specified targets and vest over a three-year period. The fair value of each PSU is determined on the grant date, based on the company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. Compensation cost will be recognized over the requisite three-year service period on a straight-line basis and adjusted for changes in the probability that the performance targets will be achieved.

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

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment is also responsible for the management of the Company's portfolio of investment securities.

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets. We have become a rated originator and servicer of non-conforming jumbo loans, allowing us to sell these loans to other securitizers. We also purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. On occasion, we may sell a portion of our MSR portfolio. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Financial highlights by operating segment were as follows.

	Three Months Ended June 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,744	$19,403	$23,147
Provision for credit losses	—	—	—
Noninterest income	47,036	6,614	53,650
Noninterest expense	42,537	20,434	62,971
Income before income taxes	8,243	5,583	13,826
Income tax expense	2,634	1,830	4,464
Net income	$5,609	$3,753	$9,362
Average assets	$584,256	$2,478,073	$3,062,329

	Three Months Ended June 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,625	$13,790	$17,415
Provision for credit losses	—	400	400
Noninterest income	54,780	2,776	57,556
Noninterest expense	42,807	13,905	56,712
Income before income taxes	15,598	2,261	17,859
Income tax expense	5,510	281	5,791
Net income	$10,088	$1,980	$12,068
Average assets	$581,361	$2,018,573	$2,599,934

	Six Months Ended June 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$6,223	$39,636	$45,859
(Reversal of) provision for credit losses	—	(1,500)	(1,500)
Noninterest income	78,785	9,572	88,357
Noninterest expense	79,335	39,727	119,062
Income before income taxes	5,673	10,981	16,654
Income tax expense	1,879	3,112	4,991
Net income	$3,794	$7,869	$11,663
Average assets	$508,109	$2,534,399	$3,042,508

	Six Months Ended June 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$7,733	$24,917	$32,650
Provision for credit losses	—	2,400	2,400
Noninterest income	110,387	6,112	116,499
Noninterest expense	82,747	29,764	112,511
Income (loss) before income taxes	35,373	(1,135)	34,238
Income tax expense (benefit)	12,046	(816)	11,230
Net income (loss)	$23,327	$(319)	$23,008
Average assets	$593,817	$1,954,068	$2,547,885

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

NOTE 12–SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

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

•	implementation of new capital requirements under the Basel III rules and related regulations;

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

•
costs associated with the integration of new personnel from growth through acquisitions and hiring initiatives, including increased salary costs, as well as time and attention from our management team that is needed to identify, investigate and successfully complete such acquisitions;

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

Summary Financial Data

	At or for the Quarter Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013

Income statement data (for the period ended):
Net interest income	$23,147	$22,712	$21,382	$20,412	$17,415	$45,859	$32,650
Provision (reversal of provision) for credit losses	—	(1,500)	—	(1,500)	400	(1,500)	2,400
Noninterest income	53,650	34,707	36,072	38,174	57,556	88,357	116,499
Noninterest expense	62,971	56,091	58,868	58,116	56,712	119,062	112,511
Net income before tax expense (benefit)	13,826	2,828	(1,414)	1,970	17,859	16,654	34,238
Income tax expense (benefit)	4,464	527	(553)	308	5,791	4,991	11,230
Net income (loss)	$9,362	$2,301	$(861)	$1,662	$12,068	$11,663	$23,008
Basic earnings (loss) per common share	$0.63	$0.16	$(0.06)	$0.12	$0.84	$0.79	$1.60
Diluted earnings (loss) per common share	$0.63	$0.15	$(0.06)	$0.11	$0.82	$0.78	$1.56
Common shares outstanding	14,849,692	14,846,519	14,799,991	14,422,354	14,406,676	14,849,692	14,406,676
Weighted average common shares:
Basic	14,800,853	14,784,424	14,523,405	14,388,559	14,376,580	14,792,638	14,368,135
Diluted	14,954,998	14,947,864	14,523,405	14,790,671	14,785,481	14,956,079	14,794,805
Shareholders’ equity per share	$19.41	$18.42	$17.97	$18.60	$18.62	$19.41	18.62
Financial position (at period end):
Cash and cash equivalents	$74,991	$47,714	$33,908	$37,906	$21,645	$74,991	$21,645
Investment securities	454,966	446,639	498,816	574,894	539,480	454,966	539,480
Loans held for sale	549,440	588,465	279,941	385,110	471,191	549,440	471,191
Loans held for investment, net	1,812,895	1,662,623	1,871,813	1,510,169	1,416,439	1,812,895	1,416,439
Mortgage servicing rights	117,991	158,741	162,463	146,300	137,385	117,991	137,385
Other real estate owned	11,083	12,089	12,911	12,266	11,949	11,083	11,949
Total assets	3,235,676	3,124,812	3,066,054	2,854,323	2,776,124	3,235,676	2,776,124
Deposits	2,417,712	2,371,358	2,210,821	2,098,076	1,963,123	2,417,712	1,963,123
Federal Home Loan Bank advances	384,090	346,590	446,590	338,690	409,490	384,090	409,490
Repurchase agreements	14,681	—	—	—	—	14,681	—
Shareholders’ equity	288,249	273,510	265,926	268,208	268,321	288,249	268,321
Financial position (averages):
Investment securities	$447,458	$477,384	$565,869	$556,862	$512,475	$462,338	$467,865
Loans held for investment	1,766,788	1,830,330	1,732,955	1,475,011	1,397,219	1,798,384	1,371,801
Total interest-earning assets	2,723,687	2,654,078	2,624,287	2,474,397	2,321,195	2,689,075	2,283,090
Total interest-bearing deposits	1,900,681	1,880,358	1,662,180	1,488,076	1,527,732	1,890,576	1,535,644
Federal Home Loan Bank advances	350,271	323,832	343,366	374,682	307,296	337,125	227,639
Repurchase agreements	1,129	—	—	—	10,913	568	5,487
Total interest-bearing liabilities	2,313,937	2,267,904	2,232,456	2,045,155	1,917,098	2,291,049	1,835,302
Shareholders’ equity	284,365	272,596	268,328	271,286	280,783	278,513	277,588

Summary Financial Data (continued)

	At or for the Quarter Ended								At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2014		Mar. 31, 2014		Dec. 31, 2013		Sept. 30, 2013	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013

Financial performance:
Return on average shareholders’ equity (1)	13.17%		3.38%		(1.28)%		2.45%	17.19%	8.38%	16.58%
Return on average total assets	1.22%		0.30%		(0.12)%		0.24%	1.86%	0.77%	1.81%
Net interest margin (2)	3.48%		3.51%		3.34%		3.41%	3.10%	3.49%	2.96%	(3)
Efficiency ratio (4)	82.00%		97.69%		102.46%		99.20%	75.65%	88.71%	75.44%
Asset quality:
Allowance for credit losses	$22,168		$22,317		$24,089		$24,894	$27,858	$22,168	$27,858
Allowance for loan losses/total loans	1.19%	(5)	1.31%	(5)	1.26%	(5)	1.61%	1.92%	1.19%	1.92%
Allowance for loan losses/nonaccrual loans	103.44%		96.95%		93.00%		92.30%	93.11%	103.44%	93.11%
Total nonaccrual loans (6)	$21,197	(7)	$22,823	(7)	$25,707	(7)	$26,753	$29,701	$21,197	$29,701
Nonaccrual loans/total loans	1.16%		1.35%		1.36%		1.74%	2.06%	1.16%	2.06%
Other real estate owned	$11,083		$12,089		$12,911		$12,266	$11,949	$11,083	$11,949
Total nonperforming assets	$32,280	(7)	$34,912	(7)	$38,618	(7)	$39,019	$41,650	$32,280	$41,650
Nonperforming assets/total assets	1.00%		1.12%		1.26%		1.37%	1.50%	1.00%	1.50%
Net charge-offs	$149		$272		$805		$1,464	$1,136	$421	$2,293
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.17%		9.94%		9.96%		10.85%	11.89%	10.17%	11.89%
Tier 1 risk-based capital (to risk-weighted assets)	13.84%		13.99%		14.12%		17.19%	17.89%	13.84%	17.89%
Total risk-based capital (to risk-weighted assets)	14.84%		15.04%		15.28%		18.44%	19.15%	14.84%	19.15%
Other data:
Full-time equivalent employees (ending)	1,546		1,491		1,502		1,426	1,309	1,546	1,309

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the Trust Preferred Securities ("TruPS") for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.08% for the six months ended June 30, 2013.

(4)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(5)	Includes acquired loans. Excluding acquired loans, allowance for loan losses/total loans is 1.31%, 1.46% and 1.40% at June 30, 2014, March 31, 2014 and December 31, 2013, respectively.

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

(7)
Includes $6.5 million, $6.6 million and $6.5 million of nonperforming loans at June 30, 2014, March 31, 2014 and December 31, 2013, respectively, that are guaranteed by the Small Business Administration ("SBA").

	At or for the Quarter Ended					At or for the Six Months Ended
(in thousands)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$9,895,074	$12,198,479	$11,795,621	$11,286,244	$10,404,613	$9,895,074	$10,404,613
Multifamily	704,997	721,464	720,429	722,767	720,368	704,997	720,368
Other	97,996	99,340	95,673	50,629	51,058	97,996	51,058
Total loans serviced for others	$10,698,067	$13,019,283	$12,611,723	$12,059,640	$11,176,039	$10,698,067	$11,176,039

Loan production volumes:
Single family mortgage closed loans (1) (2)	$1,100,704	$674,283	$773,146	$1,187,061	$1,307,286	$1,774,987	$2,499,442
Single family mortgage interest rate lock commitments(2)	1,201,665	803,308	662,015	786,147	1,423,290	2,004,973	2,459,112
Single family mortgage loans sold(2)	906,342	619,913	816,555	1,326,888	1,229,686	1,526,255	2,590,030
Multifamily mortgage originations	23,105	11,343	16,325	10,734	14,790	34,448	63,909
Multifamily mortgage loans sold	15,902	6,263	15,775	21,998	15,386	22,165	65,973

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

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

Management’s Overview of Second Quarter 2014 Financial Performance

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

At June 30, 2014, we had total assets of $3.24 billion, net loans held for investment of $1.81 billion, deposits of $2.42 billion and shareholders’ equity of $288.2 million.

Results for the second quarter of 2014 reflect the continued growth of our mortgage banking business and investments to expand our commercial and consumer business. Since June 2013, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 21 home loan centers, one commercial lending center, one residential construction center and eight retail deposit branches, two de novo and six from acquisitions, to bring our total home loan centers to 50, our total commercial centers to five and our total retail deposit branches to 31.

On January 1, 2015, the Company and the Bank will become subject to new capital standards commonly referred to as “Basel III” which raise our minimum capital requirements. For more on the Basel III requirements as they apply to us, please see “Capital Management – New Capital Regulations" within the Liquidity and Capital Resources section of this Form 10-Q. In preparation for the higher capital targets under these new regulatory requirements and to better diversify our balance sheet and improve our risk profile, we sold single family mortgage loans that previously were held for investment and sold single family mortgage servicing rights during the first half of the year.

During the quarter, we sold $210.7 million of loans that had been transferred in March from the held for investment portfolio into loans held for sale and recognized $3.9 million in pre-tax gain on single family mortgage origination and sale activities from the sales.

On June 30, 2014, the Company sold the rights to service $2.96 billion of single family mortgage loans serviced for Fannie Mae, representing 24.3% of HomeStreet’s total single family mortgage loans serviced for others portfolio as of March 31, 2014. The sale resulted in an increase of $4.7 million in pre-tax mortgage servicing income during the quarter, net of transaction costs. The Company expects to transfer the servicing of these loans to the purchaser by October 1, 2014, and is subservicing these loans on behalf of the purchaser until the transfer date; however, these loans are excluded from the Company's MSR portfolio at June 30, 2014.

In addition, in order to provide flexibility in the event that we decide to issue securities in support of an acquisition or to provide capital for growth in the future, on April 29, 2014, the Company filed a shelf registration statement on Form S-3 providing for the potential issuance of up to $125 million of equity or debt securities. We have no current plan to issue securities under this shelf registration statement.

1 DUS® is a registered trademark of Fannie Mae	56

We continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in existing and new markets; growing and improving the quality of our deposits; and bolstering our processing, compliance and risk management capabilities. Despite substantial growth in home loan centers and mortgage production personnel, our production volume has been less than expected due in part to macroeconomic forces and sluggishness in our markets. In recent periods we have experienced very low levels of homes available for sale in many of the markets in which we operate. The lack of housing inventory has had a downward impact on the volume of mortgage loans that we originate.  Further, it has resulted in elevated costs, as a significant amount of loan processing and underwriting that we perform are to qualifying borrowers for mortgage loan transactions that never materialize. The lack of inventory of homes for sale may continue to have an adverse impact on mortgage loan volumes into the foreseeable future.

Consolidated Financial Performance

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,			Percent Change
(in thousands, except per share data and ratios)	2014	2013	2014 vs. 2013	2014	2013		2014 vs. 2013

Selected statement of operations data
Total net revenue	$76,797	$74,971	2%	$134,216	$149,149		(10)%
Total noninterest expense	62,971	56,712	11	119,062	112,511		6
Provision for credit losses	—	400	(100)	(1,500)	2,400		(163)
Income tax expense	4,464	5,791	(23)	4,991	11,230		(56)
Net income	$9,362	$12,068	(22)%	$11,663	$23,008		(49)%

Financial performance
Diluted earnings per common share	$0.63	$0.82		$0.78	$1.56
Return on average common shareholders’ equity	13.17%	17.19%		8.38%	16.58%
Return on average assets	1.22%	1.86%		0.77%	1.81%
Net interest margin	3.48%	3.10%		3.49%	2.96%	(1)

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	10.17%	11.89%		10.17%	11.89%
Tier 1 risk-based capital (to risk-weighted assets)	13.84%	17.89%		13.84%	17.89%
Total risk-based capital (to risk-weighted assets)	14.84%	19.15%		14.84%	19.15%

(1)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.08% for the six months ended June 30, 2013.

For the second quarter of 2014, net income was $9.4 million, or $0.63 per diluted share, compared to $12.1 million, or $0.82 per diluted share for the second quarter of 2013. Return on equity was 13.17% for the second quarter of 2014 (on an annualized basis), compared to 17.19% for the same period last year, while return on average assets was 1.22% for the second quarter of 2014 (on an annualized basis), compared to 1.86% for the same period last year.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income was $3.8 million in the second quarter of 2014, compared to $2.0 million in the second quarter of 2013. Results for the second quarter of 2014 included a $3.9 million pre-tax net gain on mortgage loan origination and sale activities related to the sale of mortgage loans previously transferred out of the held for investment portfolio.

Commercial and Consumer Banking segment net interest income was $19.4 million for the second quarter of 2014, an increase of $5.6 million, or 40.7%, from $13.8 million for the second quarter of 2013, primarily due to higher average balances and yields on loans held for investment, primarily resulting from our acquisitions in the fourth quarter of 2013.

Due to a significant decrease in classified loan balances and lower charge-offs, the Company recorded no provision in the second quarter of 2014 compared to a provision of $400 thousand in the second quarter of 2013. Net charge-offs were $149 thousand in the second quarter of 2014, a decrease of $987 thousand, or 86.9%, from $1.1 million in the second quarter of 2013. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.19% of loans held for investment at June 30, 2014 compared to 1.92% at June 30, 2013, which primarily reflected the improved credit quality of the Company's loan portfolio. Nonperforming assets of $32.3 million, or 1.00% of total assets at June 30, 2014, were down significantly from June 30, 2013 when nonperforming assets were $41.7 million, or 1.50% of total assets.

Commercial and Consumer Banking segment noninterest expense of $20.4 million increased $6.5 million, or 47.0%, from $13.9 million in the second quarter of 2013, primarily related to increased costs from fourth quarter 2013 acquisitions and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. We added eight retail deposit branches, two de novo and six from acquisitions, and increased the segment's headcount by 25.8% during the twelve-month period.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $5.6 million in the second quarter of 2014, compared to $10.1 million in the second quarter of 2013. The decrease in net income was primarily the result of lower mortgage interest rate lock commitment volumes and lower gain on sale margins.

Mortgage Banking noninterest income of $47.0 million decreased $7.7 million, or 14%, from $54.8 million in the second quarter of 2013, primarily due to a 15.6% decrease in mortgage interest rate lock commitment volumes and lower secondary market margins. Commitment volumes declined mainly due to the rise in mortgage interest rates beginning in the second quarter of 2013, causing a significant decrease in refinancing activity. At the same time, the mortgage market became substantially more competitive as lenders tried to secure a reliable flow of production through competitive pricing. Included in noninterest income for the second quarter of 2014 is $4.7 million of pre-tax mortgage servicing income resulting from the sale of single family MSRs.

Mortgage Banking noninterest expense of $42.5 million decreased $270 thousand, or 0.6%, from $42.8 million in the second quarter of 2013, primarily due to lower commission and incentive expense as closed loan volumes declined by 15.8%. The decrease in commission and incentive expense was mostly offset by higher expenses related to increased salary and related costs and general and administrative expenses resulting from overall growth in personnel and our expansion into new markets. We added 21 home loan centers and increased the segment's headcount by 13.7% during the twelve-month period.

Regulatory Matters

The Bank remains well-capitalized, with Tier 1 leverage and total risk-based capital ratios at June 30, 2014 of 10.17% and 14.84%, respectively, compared with 11.89% and 19.15% at June 30, 2013. The decline in the Bank's capital ratios from June 30, 2013 was primarily attributable to the fourth quarter 2013 cash acquisitions of Fortune Bank, Yakima National Bank and two branches from AmericanWest Bank, which resulted in $14.7 million of net intangible assets at June 30, 2014 which are not included as capital for regulatory purposes and resulted in an increase in average and risk-weighted assets, as well as overall growth in total risk-weighted assets.

On January 1, 2015, the Company and the Bank will become subject to new capital standards commonly referred to as “Basel III” which raise our minimum capital requirements. For more on the Basel III requirements as they apply to us, please see “Capital Management – New Capital Regulations" within the Liquidity and Capital Resources section of this Form 10-Q. In preparation for the higher capital targets under these new regulatory requirements and to better diversify our balance sheet and improve our risk profile, we sold single family mortgage loans that previously were held for investment and sold single family mortgage servicing rights during the first half of the year.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

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

	Three Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$31,545	$14	0.18%	$21,929	$13	0.24%
Investment securities	447,458	3,264	2.93%	512,475	3,561	2.78%
Loans held for sale	477,896	4,649	3.90%	389,572	3,469	3.56%
Loans held for investment	1,766,788	18,792	4.27%	1,397,219	14,005	4.01%
Total interest-earning assets	2,723,687	26,719	3.93%	2,321,195	21,048	3.63%
Noninterest-earning assets (2)	338,642			278,739
Total assets	$3,062,329			$2,599,934
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$276,887	191	0.28%	$238,328	233	0.39%
Savings accounts	166,127	218	0.53%	112,937	114	0.40%
Money market accounts	979,610	1,081	0.44%	783,135	973	0.50%
Certificate accounts	478,057	868	0.73%	393,332	1,047	1.07%
Total interest-bearing deposits	1,900,681	2,358	0.50%	1,527,732	2,367	0.62%
Federal Home Loan Bank advances	350,271	444	0.36%	307,296	387	0.50%
Securities sold under agreements to repurchase	1,129	1	0.36%	10,913	11	0.40%
Long-term debt	61,856	266	1.72%	61,857	283	1.81%
Other borrowings	—	—	—%	9,300	5	0.22%
Total interest-bearing liabilities	2,313,937	3,069	0.53%	1,917,098	3,053	0.64%
Noninterest-bearing liabilities	464,027			402,053
Total liabilities	2,777,964			2,319,151
Shareholders’ equity	284,365			280,783
Total liabilities and shareholders’ equity	$3,062,329			$2,599,934
Net interest income (3)		$23,650			$17,995
Net interest spread			3.40%			2.99%
Impact of noninterest-bearing sources			0.08%			0.11%
Net interest margin			3.48%			3.10%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $503 thousand and $580 thousand for the three months ended June 30, 2014 and June 30, 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Six Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$32,400	$32	0.20%	$22,312	$30	0.26%
Investment securities	462,338	6,864	2.99%	467,865	6,723	2.87%
Loans held for sale	395,953	7,470	3.77%	421,112	7,214	3.43%
Loans held for investment	1,798,384	38,687	4.30%	1,371,801	28,341	4.14%
Total interest-earning assets	2,689,075	53,053	3.98%	2,283,090	42,308	3.71%
Noninterest-earning assets (2)	353,433			264,795
Total assets	$3,042,508			$2,547,885
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$261,401	356	0.27%	$210,032	391	0.38%
Savings accounts	162,854	419	0.52%	109,234	218	0.40%
Money market accounts	952,770	2,101	0.44%	739,652	1,830	0.50%
Certificate accounts	513,551	1,842	0.72%	476,726	3,417	1.45%
Total interest-bearing deposits	1,890,576	4,718	0.50%	1,535,644	5,856	0.77%
Federal Home Loan Bank advances	337,125	867	0.52%	227,639	680	0.60%
Securities sold under agreements to repurchase	568	1	0.36%	5,487	11	0.40%
Long-term debt	62,780	581	1.87%	61,857	1,999	6.43%	(3)
Other borrowings	—	—	—%	4,675	10	0.42%
Total interest-bearing liabilities	2,291,049	6,167	0.54%	1,835,302	8,556	0.94%
Noninterest-bearing liabilities	472,946			434,995
Total liabilities	2,763,995			2,270,297
Shareholders’ equity	278,513			277,588
Total liabilities and shareholders’ equity	$3,042,508			$2,547,885
Net interest income (4)		$46,886			$33,752
Net interest spread			3.44%			2.77%
Impact of noninterest-bearing sources			0.05%			0.19%
Net interest margin			3.49%			2.96%	(3)

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Interest expense for the first quarter of 2013 included $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.08% for the six months ended June 30, 2013.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.0 million and $1.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $157 thousand and $174 thousand for the three months ended June 30, 2014 and 2013, respectively, and $257 thousand and $325 thousand for the six months ended June 30, 2014 and 2013, respectively.

Net Income

Net income was $9.4 million for the three months ended June 30, 2014, a decrease of $2.7 million, or 22.4%, from net income of $12.1 million for the three months ended June 30, 2013. For the first six months of 2014, net income was $11.7 million, a decrease of $11.3 million, or 49.3%, from $23.0 million for the first six months of 2013. The decline in net income mainly resulted from a decrease in noninterest income compared to the same periods in 2013, primarily due to a significantly lower gain on mortgage loan origination and sale activities driven by lower single family interest rate lock commitments.

For the three months ended June 30, 2014, noninterest income decreased $3.9 million, or 6.8%, compared to the same period in 2013. Noninterest expense increased $6.3 million, or 11.0%, compared to the same period last year due to increased salary, occupancy, information technology and similar costs we incurred as we continue to expand our mortgage banking and commercial and consumer businesses. The decreases to net income was partially offset by a $5.7 million, or 32.9%, increase in net interest income in the three months ended June 30, 2014 mainly due to higher yields on higher average balances of loans held for investment. Included in net income for the second quarter of 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $3.9 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

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

Net interest income on a tax equivalent basis was $23.7 million for the second quarter of 2014, an increase of $5.7 million, or 31.4%, from $18.0 million for the second quarter of 2013. For the first six months of 2014, net interest income was $46.9 million, an increase of $13.1 million, or 38.9%, from $33.8 million for the first six months of 2013. During the second quarter of 2014, total interest income increased $5.7 million from the second quarter of 2013, while total interest expense was relatively unchanged from the second quarter of 2013. The net interest margin for the second quarter of 2014 improved to 3.48% from 3.10% in the second quarter of 2013, and improved to 3.49% for the six months ended June 30, 2014 from 2.96% for the same period last year. Included in interest income for the six months ended June 30, 2014 is $618 thousand in interest collected on three nonaccrual loans that were paid off during the period. Included in interest expense for the six months ended June 30, 2013 was $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.08%. The net interest margin increase from the second quarter of 2013 resulted from a 30 basis point increase in yields on average interest-earning assets, mostly due to higher yields on higher average balances of portfolio loans, as well as an 11 basis point decline in the cost of funds.

Total average interest-earning assets increased from the three and six months ended June 30, 2013, primarily as a result of growth in average loans held for investment, both from originations and from fourth quarter 2013 acquisitions. Total average interest-bearing deposit balances increased from the prior periods primarily due to acquisition-related and organic growth in transaction and savings deposits.
Total interest income on a tax equivalent basis of $26.7 million in the second quarter of 2014 increased $5.7 million, or 26.9%, from $21.0 million in the second quarter of 2013, primarily driven by higher average balances of loans. Average balances of total loans increased $457.9 million, or 25.6%, from the second quarter of 2013. For the first six months of 2014, interest income was $53.1 million, an increase of $10.7 million, or 25.4%, from $42.3 million in the same period last year resulting from higher average balances of loans held for investment.

Total interest expense of $3.1 million was relatively unchanged compared to interest expense in the second quarter of 2013. Higher average balances of interest-bearing deposits in the second quarter of 2014 were primarily offset by a 12 basis point reduction in cost of interest-bearing deposits. For the first six months of 2014, interest expense was $6.2 million, a decrease of $2.4 million, or 27.9%, from $8.6 million in the six months ended June 30, 2013, reflecting a lower cost of funds on interest-bearing deposits. Included in interest expense for the six months ended June 30, 2013 was expense of $1.4 million recorded in the first quarter of 2013 related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest.

Provision for Credit Losses

Due to a significant decrease in classified loan balances and lower charge-offs, we recorded no provision in the second quarter of 2014, which followed a release of $1.5 million of reserves in the first quarter of 2014, compared to a provision of $400 thousand in the second quarter of 2013 and $2.4 million during the six months ended June 30, 2013. Nonaccrual loans declined to $21.2 million at June 30, 2014, a decrease of $4.5 million, or 17.5%, from $25.7 million at December 31, 2013. Nonaccrual loans as a percentage of total loans was 1.16% at June 30, 2014 compared to 1.36% at December 31, 2013.

Net charge-offs of $149 thousand in the second quarter of 2014 were down $987 thousand from net charge-offs of $1.1 million in the second quarter of 2013. For the first six months of 2014, net charge-offs were $421 thousand compared to $2.3 million in the same period last year. The decrease in net charge-offs in the three and six months ended June 30, 2014 compared to the same periods of 2013 was primarily due to lower charge-offs on single family and home equity loans. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income was $53.7 million in the second quarter of 2014, a decrease of $3.9 million, or 6.8%, from $57.6 million in the second quarter of 2013. For the first six months of 2014, noninterest income was $88.4 million, a decrease of $28.1 million, or 24.2%, from $116.5 million in the same period last year. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The decrease in noninterest income in the second quarter of 2014 compared to the second quarter of 2013 was primarily the result of lower net gain on mortgage loan origination and sale activities. This was due mostly to the significant reduction in mortgage refinance volumes driven by higher mortgage interest rates, partially offset by higher purchase mortgage volume from the expansion of our mortgage lending operations and an $8.0 million increase in mortgage servicing income. Our single family mortgage interest rate lock commitments of $1.20 billion in the second quarter of 2014 decreased 15.6% compared to $1.42 billion in the second quarter of 2013. Included in noninterest income for the second quarter of 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $3.9 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

Noninterest income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$41,794	$52,424	$(10,630)	(20)%	$67,304	$106,379	$(39,075)	(37)%
Mortgage servicing income	10,184	2,183	8,001	367	18,129	5,255	12,874	245
Income from WMS Series LLC	246	993	(747)	(75)	53	1,613	(1,560)	(97)
Loss on debt extinguishment	11	—	11	NM	(575)	—	(575)	NM
Depositor and other retail banking fees	917	761	156	20	1,732	1,482	250	17
Insurance agency commissions	232	190	42	22	636	370	266	72
Gain (loss) on securities available for sale	(20)	238	NM	NM	693	190	503	265
Other	286	767	(481)	(63)	385	1,210	(825)	NM
Total noninterest income	$53,650	$57,556	$(3,648)	(6)%	$88,357	$116,499	$(28,142)	(24)%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Single family:
Servicing value and secondary market gains(1)	$30,233	$43,448	$(13,215)	(30)%	$49,792	$87,683	$(37,891)	(43)%
Loan origination and funding fees	6,781	8,267	(1,486)	(18)	11,542	16,062	(4,520)	(28)
Total single family	37,014	51,715	(14,701)	(28)	61,334	103,745	(42,411)	(41)
Multifamily	693	709	(16)	(2)	1,089	2,634	(1,545)	(59)
Other	4,087	—	4,087	NM	4,881	—	4,881	NM
Net gain on mortgage loan origination and sale activities	$41,794	$52,424	$(10,630)	(20)%	$67,304	$106,379	$(39,075)	(37)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Single family mortgage closed loan volume (1) (2)	$1,100,704	$1,307,286	$(206,582)	(16)%	$1,774,987	$2,499,442	$(724,455)	(29)%
Single family mortgage interest rate lock commitments (2)	1,201,665	1,423,290	(221,625)	(16)	2,004,973	2,459,112	(454,139)	(18)

(1)	Represents single family mortgage originations designated for sale during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

During the second quarter of 2014, single family closed loan production decreased 15.8% and single family interest rate lock commitments decreased 15.6% compared to the second quarter of 2013. For the first six months of 2014, single family closed loan production decreased 29.0% and single family interest rate lock commitments decreased 18.5% compared to the same period last year. These decreases were mainly the result of higher mortgage interest rates beginning in the second quarter of 2013 that led to a reduction in refinance mortgage activity since then.

Net gain on mortgage loan origination and sale activities was $41.8 million for the second quarter of 2014, a decrease of $10.6 million, or 20.3%, from $52.4 million for the second quarter of 2013. This decrease predominantly reflected substantially lower mortgage interest rate lock commitment volumes and lower secondary market margins. Commitment volumes declined mainly due to the rise in mortgage interest rates beginning in the second quarter of 2013, causing a significant decrease in refinancing activity that was only partially offset by a slightly stronger purchase mortgage market. This impact was partially mitigated by the expansion of our mortgage lending operations as the number of loan officers grew by approximately 31.5% over the past twelve months. Included in net gain on mortgage loan origination and sale activities for the second quarter of 2014 was a $3.9 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

For the first six months of 2014, net gain on mortgage loan origination and sale activities was $67.3 million, a decrease of $39.1 million, or 36.7%, from $106.4 million in the same period last year. Significant decreases in mortgage refinance activities were partially offset by a slow growing purchase market and the expansion of our mortgage lending operations.

Included in net gain on mortgage loan origination and sale activities for the first six months of 2014 was a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(313)	$(472)	$(552)	$(1,008)
	$(313)	$(472)	$(552)	$(1,008)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

Mortgage servicing income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2014		2013			2014		2013

Servicing income, net:
Servicing fees and other	$10,112		$7,955	$2,157	27%	$19,961		$15,562	$4,399	28%
Changes in fair value of MSRs due to modeled amortization (1)	(7,109)		(6,964)	(145)	2	(13,077)		(12,639)	(438)	3
Amortization	(434)		(423)	(11)	3	(858)		(913)	55	(6)
	2,569		568	2,001	352	6,026		2,010	4,016	200
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(3,326)	(3)	15,120	(18,446)	NM	(8,735)	(3)	19,268	(28,003)	NM
Net gain (loss) from derivatives economically hedging MSRs	10,941		(13,505)	24,446	NM	20,838		(16,023)	36,861	NM
	7,615		1,615	6,000	372	12,103		3,245	8,858	273
Mortgage servicing income	$10,184		$2,183	$8,001	367%	$18,129		$5,255	$12,874	245%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended June 30, 2014.

For the second quarter of 2014, mortgage servicing income was $10.2 million, an increase of $8.0 million, or 367%, from $2.2 million in the second quarter of 2013, primarily due to the June 30, 2014 sale of the rights to service $2.96 billion of single family mortgage loans serviced for Fannie Mae. The sale resulted in a $4.7 million, net of transaction costs, pre-tax increase in mortgage servicing income during the quarter.

Also contributing to the increase in mortgage servicing income is improved risk management results. MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

The net performance of our MSR risk management activities for the second quarter of 2014 was a gain of $7.6 million compared to a gain of $1.6 million in the second quarter of 2013. The higher hedging gain in 2014 largely reflected higher sensitivity to interest rates for the Company's MSRs, which led the Company to increase the notional amount of derivative instruments used to economically hedge MSRs. The higher notional amount of derivative instruments, along with a steeper yield curve, resulted in higher net gains from MSR risk management, which positively impacted mortgage servicing income. In addition, MSR risk management results for 2014 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to historically low prepayment speeds experienced during the second quarter of 2014 resulting in lower projected prepayment speeds. Included in the gain for the second quarter of 2014 was a net $4.7 million in pre-tax income resulting from the sale of MSRs.

Mortgage servicing fees collected in the second quarter of 2014 were $10.1 million, an increase of $2.2 million, or 27.1%, from $8.0 million in the second quarter of 2013. Our loans serviced for others portfolio was $10.70 billion at June 30, 2014 compared to $12.61 billion at December 31, 2013 and $11.18 billion at June 30, 2013. The lower balance at quarter end was the result of the June 30, 2014 sale of the rights to service $2.96 billion of single family mortgage loans. Mortgage servicing fees collected in future periods will be negatively impacted in the short term because the balance of the loans serviced for others portfolio was reduced as a consequence of this sale.

Income from WMS Series LLC in the second quarter of 2014 was $246 thousand compared to $993 thousand in the second quarter of 2013. The decrease in 2014 was primarily due to a 35.2% decrease in interest rate lock commitments and a 40.1% decrease in closed loan volume, which were $134.4 million and $130.7 million, respectively, for the three months ended June 30, 2014 compared to $207.4 million and $218.2 million, respectively, for the same period in 2013.

Depositor and other retail banking fees for the three and six months ended June 30, 2014 increased from the three and six months ended June 30, 2013, primarily driven by an increase in the number of transaction accounts as we grow our retail deposit branch network. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Fees:
Monthly maintenance and deposit-related fees	$428	$366	$62	17%	$818	$719	$99	14%
Debit Card/ATM fees	471	373	98	26	886	723	163	23
Other fees	18	22	(4)	(18)	28	40	(12)	(30)
Total depositor and other retail banking fees	$917	$761	$156	20%	$1,732	$1,482	$250	17%

Noninterest Expense

Noninterest expense was $63.0 million in the second quarter of 2014, an increase of $6.3 million, or 11.0%, from $56.7 million in the second quarter of 2013. For the first six months of 2014, noninterest expense was $119.1 million, an increase of $6.6 million, or 5.8%, from $112.5 million for the same period last year. The increase in noninterest expense in the second quarter of 2014 was primarily the result of a $2.0 million increase in salaries and related cost, a $1.3 million increase in occupancy, and a $1.3 million increase in information services. The increase in noninterest expense for the three and six months of 2014 compared to prior year was primarily a result of the integration of our acquisitions and an 18.1% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. These additions to personnel were partially offset by attrition and position eliminations in mortgage production, mortgage operations, and in commercial lending and administration. Position eliminations beginning in the fourth quarter of 2013 were in response to a slowdown in mortgage activity as well as the integration of our acquisitions and were intended to improve efficiency and performance. The increases in noninterest expense were partially offset by a decrease in mortgage origination commissions and sales management incentives.

Noninterest expense consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Noninterest expense
Salaries and related costs	$40,606	$38,579	$2,027	5%	$76,077	$73,641	$2,436	3%
General and administrative	11,145	10,270	875	9	21,267	21,200	67	—
Legal	542	599	(57)	(10)	941	1,210	(269)	(22)
Consulting	603	763	(160)	(21)	1,554	1,459	95	7
Federal Deposit Insurance Corporation assessments	572	143	429	300	1,192	710	482	68
Occupancy	4,675	3,381	1,294	38	9,107	6,183	2,924	47
Information services	4,862	3,574	1,288	36	9,377	6,570	2,807	43
Net cost of operation and sale of other real estate owned	(34)	(597)	563	(94)	(453)	1,538	(1,991)	(129)
Total noninterest expense	$62,971	$56,712	$6,259	11%	$119,062	$112,511	$6,551	6%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $40.6 million in the second quarter of 2014, an increase of $2.0 million, or 5.3%, from $38.6 million in the second quarter of 2013. For the first six months of 2014, salaries and related costs were $76.1 million, an increase of $2.4 million, or 3.3%, from $73.6 million for the same period last year. These increases primarily resulted from an 18.1% increase in full-time equivalent employees at June 30, 2014 compared to June 30, 2013, largely offset by reduced mortgage origination commissions and incentives resulting from lower mortgage closed loan volume.

General and administrative expense was $11.1 million in the second quarter of 2014, an increase of $875 thousand, or 8.5%, from $10.3 million in the second quarter of 2013. For the first six months of 2014, general and administrative expenses were $21.3 million, an increase of $67 thousand, or 0.3%, from $21.2 million for the same period last year. These expenses include general office and equipment expense, marketing, taxes and insurance.

Income Tax Expense

The Company's income tax expense was $4.5 million in the second quarter of 2014 compared to $5.8 million in the second quarter of 2013. For the first six months of 2014, income tax expense was $5.0 million compared to $11.2 million for the same period last year. Our effective income tax rate was 32.3% and 30.0% for the three and six months ended June 30, 2014, respectively, as compared to an annual effective tax rate of 31.6% for 2013. Our effective income tax rate in the three and six months ended June 30, 2014 differed from the Federal statutory tax rate of 35% due to state income taxes on income in Oregon, Hawaii, California and Idaho and tax-exempt interest income. Included in income tax expense for the first six months of 2014 is $406 thousand of discrete tax items related to prior periods that were recorded in the first quarter of 2014.

Review of Financial Condition – Comparison of June 30, 2014 to December 31, 2013

Total assets were $3.24 billion at June 30, 2014 and $3.07 billion at December 31, 2013. The increase in total assets was primarily due to a $269.5 million increase in loans held for sale, partially offset by a $58.9 million decrease in loans held for investment and a $43.9 million decrease in investment securities. The change in loan balances was the result of the transfer of $310.5 million of single family mortgage loans out of the held for investment portfolio and into loans held for sale in March of this year and the subsequent sale of $266.8 million of these loans. The Company transferred $17.1 million of single family loans out of loans held for sale and into the portfolio at June 30, 2014.

Cash and cash equivalents was $75.0 million at June 30, 2014 compared to $33.9 million at December 31, 2013, an increase of $41.1 million, or 121.2%.

Investment securities were $455.0 million at June 30, 2014 compared to $498.8 million at December 31, 2013, a decrease of $43.9 million, or 8.8%, primarily due to sales of securities.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $18.0 million at June 30, 2014, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At June 30, 2014		At December 31, 2013
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$110,266	25.2%	$133,910	27.8%
Commercial	13,674	3.1	13,433	2.8
Municipal bonds	125,813	28.8	130,850	27.2
Collateralized mortgage obligations:
Residential	56,767	13.0	90,327	18.8
Commercial	16,021	3.7	16,845	3.5
Corporate debt securities	72,420	16.6	68,866	14.3
U.S. Treasury securities	42,010	9.6	27,452	5.7
Total investment securities available for sale	$436,971	100.0%	$481,683	100.0%

Loans held for sale were $549.4 million at June 30, 2014 compared to $279.9 million at December 31, 2013, an increase of $269.5 million, or 96.3%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance is primarily due to increased single family mortgage closed loan volume as well as the transfer of $310.5 million of single family mortgage loans out of the loans held for investment portfolio and into loans held for sale in March of this year. During the first six months of 2014, the Company sold $266.8 million of these loans. The Company transferred $17.1 million of single family loans out of loans held for sale and into the loans held for investment portfolio at June 30, 2014.

Loans held for investment, net were $1.81 billion at June 30, 2014 compared to $1.87 billion at December 31, 2013, a decrease of $58.9 million, or 3.1%. Our single family loan portfolio decreased $155.7 million from December 31, 2013, as the Company transferred $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this year. Our construction loans, including commercial construction and residential construction, increased $88.8 million from December 31, 2013, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $118.0 million at June 30, 2014 compared to $162.5 million at December 31, 2013, a decrease of $44.5 million, or 27%. The decline in the size of our servicing portfolio was the result of a strategic decision to sell a portion of our single family MSRs to increase capital in preparation for compliance with the new Basel III regulatory capital standards. During the quarter, the Company sold the rights to service $2.96 billion of single family mortgage loans serviced for Fannie Mae, representing 24.3% of HomeStreet’s total single family mortgage loans serviced for others portfolio as of June 30, 2014. The Company anticipates transferring the servicing of these loans to the purchaser by October 1, 2014, and will continue to service these mortgages as a subservicer for the purchaser until such time. These loans are excluded from the Company's MSR portfolio at June 30, 2014.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2014		At December 31, 2013
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$749,204	40.7%	$904,913	47.7%
Home equity	136,181	7.4	135,650	7.1
	885,385	48.1	1,040,563	54.8
Commercial loans
Commercial real estate (1)	476,411	25.9	477,642	25.1
Multifamily	72,327	3.9	79,216	4.2
Construction/land development	219,282	11.9	130,465	6.9
Commercial business	185,177	10.2	171,054	9.0
	953,197	51.9	858,377	45.2
	1,838,582	100.0%	1,898,940	100.0%
Net deferred loan fees and costs	(3,761)		(3,219)
	1,834,821		1,895,721
Allowance for loan losses	(21,926)		(23,908)
	$1,812,895		$1,871,813

(1)
June 30, 2014 and December 31, 2013 balances comprised of $143.8 million and $156.7 million of owner occupied loans, respectively, and $332.6 million and $320.9 million of non-owner occupied loans, respectively.

Deposits were $2.42 billion at June 30, 2014 compared to $2.21 billion at December 31, 2013, an increase of $206.9 million, or 9.4%. This increase was due to higher balances of transaction and savings deposits, which were $1.72 billion at June 30, 2014, an increase of $186.2 million, or 12.1%, from $1.54 billion at December 31, 2013, reflecting the organic growth and expansion of our branch banking network. Certificates of deposit balances were $457.5 million at June 30, 2014, a decrease of $56.9 million, or 11.1%, from $514.4 million at December 31, 2013.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At June 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$235,844	9.8%	$199,943	9.0%
Interest-bearing transaction and savings deposits:
NOW accounts	324,604	13.4	262,138	11.9
Statement savings accounts due on demand	166,851	6.9	156,181	7.1
Money market accounts due on demand	996,473	41.2	919,322	41.6
Total interest-bearing transaction and savings deposits	1,487,928	61.5	1,337,641	60.6
Total transaction and savings deposits	1,723,772	71.3	1,537,584	69.6
Certificates of deposit	457,529	18.9	514,400	23.3
Noninterest-bearing accounts - other	236,411	9.8	158,837	7.1
Total deposits	$2,417,712	100.0%	$2,210,821	100.0%

Federal Home Loan Bank advances were $384.1 million at June 30, 2014 compared to $446.6 million at December 31, 2013, a decrease of $62.5 million, or 14.0%. The Company uses these borrowings to primarily fund our mortgage banking and securities investment activities.

Long-term debt was $61.9 million at June 30, 2014 compared to $64.8 million at December 31, 2013, a decrease of $3.0 million, or 4.6%. During the first quarter of 2014, we redeemed $3.0 million of TruPS that were acquired as part of the acquisition of YNB in 2013.

Shareholders’ Equity

Shareholders' equity was $288.2 million at June 30, 2014 compared to $265.9 million at December 31, 2013. This increase included net income of $11.7 million and other comprehensive income of $10.8 million recognized during the six months ended June 30, 2014, partially offset by dividend payments of $1.6 million during the first quarter of 2014. Other comprehensive income represents unrealized gains in the valuation of our investment securities portfolio at June 30, 2014.

Shareholders’ equity, on a per share basis, was $19.41 per share at June 30, 2014, compared to $17.97 per share at December 31, 2013.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2014	2013	2014	2013

Return on assets (1)	1.22%	1.86%	0.77%	1.81%
Return on equity (2)	13.17%	17.19%	8.38%	16.58%
Equity to assets ratio (3)	9.29%	10.80%	9.15%	10.89%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings (loss) available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

Business Segments

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management.

This process is dynamic and is based on management's current view of the Company's operations and is not necessarily comparable with similar information for other financial institutions. We define our business segments by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change. The information that follows has been revised to reflect the manner in which financial information is currently evaluated by management.

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer and business portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. As of June 30, 2014, our bank branch network consists of 31 branches in the Pacific Northwest and Hawaii. At June 30, 2014 and December 31, 2013, our transaction and savings deposits totaled $1.72 billion and $1.54 billion, respectively, and our loan portfolio totaled $1.81 billion and $1.87 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended June 30,		Change	Percent Change	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2014	2013			2014	2013

Net interest income	$19,403	$13,790	$5,613	41%	$39,636	$24,917	$14,719	59%
Provision for credit losses	—	400	(400)	(100)	(1,500)	2,400	(3,900)	NM
Noninterest income	6,614	2,776	3,838	138	9,572	6,112	3,460	57
Noninterest expense	20,434	13,905	6,529	47	39,727	29,764	9,963	33
Income (loss) before income tax expense (benefit)	5,583	2,261	3,322	147	10,981	(1,135)	12,116	NM
Income tax expense (benefit)	1,830	281	1,549	551	3,112	(816)	3,928	NM
Net income (loss)	$3,753	$1,980	$1,773	90%	$7,869	$(319)	$8,188	NM

Average assets	$2,478,073	$2,018,573	$459,500	23%	$2,534,399	$1,954,068	$580,331	30%
Efficiency ratio (1)	78.54%	83.94%			80.73%	95.92%
Full-time equivalent employees (ending)	599	476	123	26	599	476	123	26
Multifamily net gain on mortgage loan origination and sale activity	$693	$709	$(16)	(2)	$1,089	$2,634	$(1,545)	(59)

Production volumes:
Multifamily mortgage originations	23,105	14,790	8,315	56	34,448	63,909	(29,461)	(46)
Multifamily mortgage loans sold	$15,902	$15,386	$516	3%	$22,165	$65,973	$(43,808)	(66)%
NM = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

Commercial and Consumer Banking net income was $3.8 million for the second quarter of 2014, improved by $1.8 million from net income of $2.0 million for the second quarter of 2013. For the first six months of 2014, Commercial and Consumer Banking net income was $7.9 million, improved by $8.2 million, from a net loss of $319 thousand for the first six months of 2013. The increase in net income in the second quarter of 2014 was primarily the result of a $5.6 million increase in net interest income, resulting from higher average balances of interest-earning assets related to our fourth quarter 2013 acquisitions, as well as higher yields on loans held for investment. Included in net income for the second quarter of 2014 was a $3.9 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.
Due to a significant decrease in classified loan balances and lower charge-offs, we recorded no provision for credit losses in the second quarter of 2014, which followed a release of $1.5 million of reserves in the first quarter of 2014, compared to a provision of $400 thousand in the second quarter of 2013 and $2.4 million during the six months ended June 30, 2013.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Servicing income, net:
Servicing fees and other	$1,017	$739	$278	38%	$1,907	$1,551	$356	23%
Amortization of multifamily MSRs	(434)	(423)	(11)	3	(858)	(913)	55	(6)
Commercial mortgage servicing income	$583	$316	$267	84%	$1,049	$638	$411	64%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At June 30, 2014	At December 31, 2013

Commercial
Multifamily	$704,997	$720,429
Other	97,996	95,673
Total commercial loans serviced for others	$802,993	$816,102

Commercial and Consumer Banking segment noninterest expense of $20.4 million increased $6.5 million, or 47.0%, from $13.9 million in the second quarter of 2013, primarily due to increased salaries and related costs, reflecting the growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network, including growth through acquisitions.

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets. We have become a rated originator and servicer of non-conforming jumbo loans, allowing us to sell these loans to other securitizers. We also purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. On occasion, we may sell a portion of our MSR portfolio. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended June 30,		Change	Percent Change	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2014	2013			2014	2013

Net interest income	$3,744	$3,625	$119	3%	$6,223	$7,733	$(1,510)	(20)%
Noninterest income	47,036	54,780	(7,744)	(14)	78,785	110,387	(31,602)	(29)
Noninterest expense	42,537	42,807	(270)	(1)	79,335	82,747	(3,412)	(4)
Income before income tax expense	8,243	15,598	(7,355)	(47)	5,673	35,373	(29,700)	(84)
Income tax expense	2,634	5,510	(2,876)	(52)	1,879	12,046	(10,167)	(84)
Net income	$5,609	$10,088	$(4,479)	(44)%	$3,794	$23,327	$(19,533)	(84)%

Average assets	$584,256	$581,361	$2,895	—%	$508,109	$593,817	$(85,708)	(14)%
Efficiency ratio (1)	83.77%	73.29%			93.33%	70.05%
Full-time equivalent employees (ending)	947	833	114	14	947	833	114	14
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$1,100,704	$1,307,286	$(206,582)	(16)	$1,774,987	$2,499,442	$(724,455)	(29)
Single family mortgage interest rate lock commitments(2)	1,201,665	1,423,290	(221,625)	(16)	2,004,973	2,459,112	(454,139)	(18)
Single family mortgage loans sold(2)	$906,342	$1,229,686	$(323,344)	(26)%	$1,526,255	$2,590,030	$(1,063,775)	(41)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $5.6 million for the second quarter of 2014, a decrease of $4.5 million or 44.4% from net income of $10.1 million for the second quarter of 2013. For the first six months of 2014, Mortgage Banking net income was $3.8 million, a decrease of $19.5 million, or 83.7%, from net income of $23.3 million for the first six months of 2013. The decrease in Mortgage Banking net income for the second quarter of 2014 was driven primarily by higher mortgage interest rates that led to a sharp decrease in interest rate lock commitment volume primarily due to higher mortgage interest rates which began in the latter part of the second quarter of 2013.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$30,233	$43,448	$49,792	$87,683
Loan origination and funding fees	6,781	8,267	11,542	16,062
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$37,014	$51,715	$61,334	$103,745

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Net gain on mortgage loan origination and sale activities was $37.0 million for the second quarter of 2014, a decrease of $14.7 million, or 28.4%, from $51.7 million in the second quarter of 2013. This decrease is primarily the result of a 15.6% decrease in interest rate lock commitments, which was mainly driven by an increase in mortgage interest rates which began in the latter part of the second quarter of 2013, which led to a decrease in refinance mortgage volume, and a shift to a purchase mortgage-dominated market.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2014		2013			2014		2013

Servicing income, net:
Servicing fees and other	$9,095		$7,216	$1,879	26%	$18,054		$14,011	$4,043	29%
Changes in fair value of MSRs due to modeled amortization (1)	(7,109)		(6,964)	(145)	2	(13,077)		(12,639)	(438)	3
	1,986		252	1,734	688	4,977		1,372	3,605	263
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(3,326)	(3)	15,120	$(18,446)	(122)	(8,735)	(3)	19,268	$(28,003)	(145)
Net gain from derivatives economically hedging MSRs	10,941		(13,505)	24,446	(181)	20,838		(16,023)	36,861	(230)
	7,615		1,615	6,000	372	12,103		3,245	8,858	273
Mortgage Banking servicing income	$9,601		$1,867	$7,734	414%	$17,080		$4,617	$12,463	270%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended June 30, 2014.
Single family mortgage servicing income of $9.6 million in the second quarter of 2014 increased $7.7 million, or 414%, from $1.9 million in the second quarter of 2013. Included in servicing income for the second quarter of 2014 is $4.7 million of pre-tax income recognized from the sale of single family MSRs. The increase compared to the second quarter of 2013 was also due to improved risk management results and increased servicing fees collected. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.

For the first six months of 2014, single family mortgage servicing income of $17.1 million increased $12.5 million, or 269.9%, from $4.6 million for the first six months of 2013, primarily as a result of improved risk management results.
Single family mortgage servicing fees collected in the second quarter of 2014 increased $1.9 million, or 26.0%, from the second quarter of 2013 resulting primarily from growth in the portfolio of single family loans serviced for others. As a result of the June 30, 2014 sale of single family MSRs, the portfolio of single family loans serviced for others decreased to $9.9 billion at June 30, 2014 compared to $10.4 billion at June 30, 2013. Mortgage servicing fees collected in future periods will be negatively impacted in the short term because the balance of the loans serviced for others portfolio was reduced as a consequence of this sale.

Single family loans serviced for others consisted of the following.

(in thousands)	At June 30, 2014	At December 31, 2013

Single family
U.S. government and agency	$9,308,096	$11,467,853
Other	586,978	327,768
Total single family loans serviced for others	$9,895,074	$11,795,621

Mortgage Banking noninterest expense of $42.5 million in the second quarter of 2014 decreased $270 thousand, or 0.6%, from $42.8 million in the second quarter of 2013, primarily due to lower commission and incentive expense as closed loan volumes declined 15.8% from the second quarter of 2013. This decrease was partially offset by higher expenses related to increased salary and related costs and general and administrative expenses resulting from our expansion into new markets.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $32.3 million, or 1.00% of total assets at June 30, 2014, compared to $38.6 million, or 1.26% of total assets at December 31, 2013. Nonaccrual loans of $21.2 million, or 1.16% of total loans at June 30, 2014, decreased $4.5 million, or 17.5%, from $25.7 million, or 1.36% of total loans at December 31, 2013. OREO balances of $11.1 million at June 30, 2014 decreased $1.8 million, or 14.2%, from $12.9 million at December 31, 2013. Net charge-offs during the three and six months ended June 30, 2014 were $149 thousand and $421 thousand, respectively, compared with $1.1 million and $2.3 million during the three and six months ended June 30, 2013, respectively.

At June 30, 2014, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.83 billion, a decrease of $60.9 million from December 31, 2013. The allowance for loan losses decreased to $21.9 million, or 1.19% of loans held for investment, compared to $23.9 million, or 1.26% of loans held for investment at December 31, 2013.
Due to a significant decrease in classified loan balances and lower charge-offs, the Company recorded no provision for credit losses in the second quarter of 2014 compared to a provision of $400 thousand in the second quarter of 2013. For the six months ended June 30, 2014, we had a release of reserves of $1.5 million, compared to a provision for credit losses of $2.4 million for the six months ended June 30, 2013.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At June 30, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$73,616		$89,210	$—
Loans with an allowance recorded	43,396		44,172	2,528
Total	$117,012	(1)	$133,382	$2,528

	At December 31, 2013
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,301		$112,795	$—
Loans with an allowance recorded	38,568		38,959	2,571
Total	$119,869	(1)	$151,754	$2,571

(1)	Includes $67.8 million and $70.3 million in single family performing troubled debt restructurings ("TDRs") at June 30, 2014 and December 31, 2013, respectively.

The Company had 227 impaired loans totaling $117.0 million at June 30, 2014 and 216 impaired loans totaling $119.9 million at December 31, 2013. The average recorded investment in these loans for the three and six months ended June 30, 2014 was $117.4 million and $118.2 million, respectively, compared with $127.6 million and $126.4 million for the three and six months ended June 30, 2013, respectively. Impaired loans of $43.4 million and $38.6 million had a valuation allowance of $2.5 million and $2.6 million at June 30, 2014 and December 31, 2013, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —

Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2014			At December 31, 2013
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$9,111	41.1%	40.7%	$11,990	49.8%	47.7%
Home equity	3,517	15.9	7.4	3,987	16.6	7.1
	12,628	57.0	48.1	15,977	66.4	54.8
Commercial loans
Commercial real estate	4,063	18.3	25.9	4,012	16.7	25.2
Multifamily	887	4.0	3.9	942	3.9	4.2
Construction/land development	2,418	10.9	11.9	1,414	5.9	6.9
Commercial business	2,172	9.8	10.2	1,744	7.1	8.9
	9,540	43.0	51.9	8,112	33.6	45.2
Total allowance for credit losses	$22,168	100.0%	100.0%	$24,089	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Allowance at the beginning of period	$22,317	$28,594	$24,089	$27,751
Provision for loan losses	—	400	(1,500)	2,400
Recoveries:
Consumer
Single family	25	171	41	246
Home equity	236	156	326	253
	261	327	367	499
Commercial
Commercial real estate	100	—	156	—
Construction/land development	46	281	62	351
Commercial business	63	36	147	148
	209	317	365	499
Total recoveries	470	644	732	998
Charge-offs:
Consumer
Single family	(172)	(1,141)	(283)	(1,862)
Home equity	(136)	(299)	(559)	(1,138)
	(308)	(1,440)	(842)	(3,000)
Commercial
Commercial real estate	(23)	(340)	(23)	(143)
Construction/land development	—	—	—	(148)
Commercial business	(288)	—	(288)	—
	(311)	(340)	(311)	(291)
Total charge-offs	(619)	(1,780)	(1,153)	(3,291)
(Charge-offs), net of recoveries	(149)	(1,136)	(421)	(2,293)
Balance at end of period	$22,168	$27,858	$22,168	$27,858

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$69,779	$1,461	$71,240
Home equity	2,394	—	2,394
	72,173	1,461	73,634
Commercial
Commercial real estate	21,401	2,735	24,136
Multifamily	3,125	—	3,125
Construction/land development	5,843	—	5,843
Commercial business	302	9	311
	30,671	2,744	33,415
	$102,844	$4,205	$107,049

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$70,304	$4,017	$74,321
Home equity	2,558	86	2,644
	72,862	4,103	76,965
Commercial
Commercial real estate	19,620	628	20,248
Multifamily	3,163	—	3,163
Construction/land development	6,148	—	6,148
Commercial business	112	—	112
	29,043	628	29,671
	$101,905	$4,731	$106,636

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $19.0 million and $17.8 million, at June 30, 2014 and December 31, 2013, respectively.

The Company had 210 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $107.0 million at June 30, 2014 with related unfunded commitments of $52 thousand. The Company had 204 loan relationships classified as TDRs totaling $106.6 million at December 31, 2013 with related unfunded commitments of $47 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$10,967	$3,943	$6,988	$32,032	(1)	$53,930	$3,205
Home equity	209	368	1,166	—		1,743	—
	11,176	4,311	8,154	32,032		55,673	3,205
Commercial loans
Commercial real estate	—	—	9,871	—		9,871	2,040
Construction/land development	—	72	—	—		72	5,838
Commercial business	759	837	3,172	—		4,768	—
	759	909	13,043	—		14,711	7,878
Total	$11,935	$5,220	$21,197	$32,032		$70,384	$11,083

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,466	$4,901	$8,861	$46,811	(1)	$67,039	$5,246
Home equity	375	75	1,846	—		2,296	—
	6,841	4,976	10,707	46,811		69,335	5,246
Commercial loans
Commercial real estate	—	—	12,257	—		12,257	1,688
Construction/land development	—	—	—	—		—	5,977
Commercial business	—	—	2,743	—		2,743	—
	—	—	15,000	—		15,000	7,665
Total	$6,841	$4,976	$25,707	$46,811		$84,335	$12,911

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2014, our primary liquidity ratio was 35.2% compared to 26.9% at December 31, 2013.

At June 30, 2014 and December 31, 2013, the Bank had available borrowing capacity of $166.4 million and $228.5 million from the FHLB, and $393.5 million and $332.7 million from the Federal Reserve Bank of San Francisco, respectively.

Cash Flows

For the six months ended June 30, 2014, cash and cash equivalents increased $41.1 million, compared to a decrease of $3.6 million for the six months ended June 30, 2013. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2014, net cash of $236.2 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2013, net cash of $115.1 million was provided by operating activities, as proceeds from the sale of loans held for sale were largely offset by cash used to fund the production of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2014, net cash of $122.0 million was provided by investing activities, resulting from the sale of loans originated as held for investment and the sale of investment securities, primarily offset by the funding of portfolio loans. The Company elected to sell single-family mortgage loans to provide additional liquidity to support the commercial loan portfolio growth and to reduce the concentration of single-family mortgage loans in the portfolio. For the six months ended June 30, 2013, net cash of $256.3 million was used in investing activities, as the Company increased the balances of its investment securities portfolio and its loans held for investment portfolio.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the six months ended June 30, 2014, net cash of $155.4 million was provided by financing activities, primarily driven by a $206.9 million growth in deposits, partially offset by net repayments of FHLB advances of $62.5 million. For the six months ended June 30, 2013, net cash of $137.6 million was provided by financing activities. We had net proceeds of $150.4 million of FHLB advances as the Company grew its investment securities portfolio by $121.8 million and its loans held for investment portfolio by $107.5 million, both of which require additional wholesale funding.

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

At June 30, 2014, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present the Bank’s capital amounts and ratios.

	At June 30, 2014
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$307,110	10.17%	$120,739	4.0%	$150,924	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	307,110	13.84%	88,760	4.0%	133,140	6.0%
Total risk-based capital (to risk-weighted assets)	$329,277	14.84%	$177,520	8.0%	$221,900	10.0%

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.12%	81,708	4.0%	122,562	6.0%
Total risk-based capital (to risk-weighted assets)	$315,762	15.28%	$163,415	8.0%	$204,269	10.0%

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
Under the Rules, both the Company and the Bank will be required to meet certain minimum capital requirements. The Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of at least 6.0% and a total risk-based ratio of at least 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratios, the Tier 1 risk-based ratio and the total risk based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The prompt corrective action rules, which apply to the Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the Rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively.
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
The Company and the Bank are generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer as of the effective date, and we have taken additional steps, including the sale of MSRs in the quarter ended June 30, 2014, to increase our capital to prepare for compliance with these new standards.
Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2013 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K. Since December 31, 2013, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

During the six months ending June 30, 2014, the Company undertook certain actions in order to adjust the interest rate risk sensitivity of its balance sheet. Specifically, the Company reduced the interest rate sensitivity of its available-for-sale investment securities and held-for-investment loan portfolios and extended the maturity of a portion of its FHLB borrowings. As a result of these combined actions, the estimated sensitivity of net interest income is positively correlated with changes in interest rates, meaning an increase (decrease) in interest rates would result in an increase (decrease) in net interest income.

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

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets and, in particular, the regional economy of the Pacific Northwest and, to a growing extent, California.

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

The Finance Committee of the Bank's Board provides oversight of the asset/liability management process, reviews the results of interest rate risk analysis and approves relevant policies.

The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income. Changes in net interest spread (interest rate risk) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), customer options (option risk) and changes in the shape of the yield curve (time-sensitive risk). We manage the available-for-sale investment securities portfolio while maintaining a balance between risk and return. The Company's funding strategy is to grow core deposits while we efficiently supplement using wholesale borrowings.

We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. Effective interest rate risk management seeks to ensure both assets and liabilities respond to changes in interest rates within an acceptable timeframe, minimizing the impact of interest rate changes on net interest income and capital. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities, at a point in time, that are subject to repricing at various time horizons, known as interest rate sensitivity gaps.

The following table presents sensitivity gaps for these different intervals.

	June 30, 2014
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$74,991	$—	$—	$—	$—	$—	$—	$74,991
FHLB Stock	—	—	—	—	—	34,618	—	34,618
Investment securities(1)	10,835	6,828	11,253	85,071	40,094	300,885	—	454,966
Mortgage loans held for sale	549,440	—	—	—	—	—	—	549,440
Loans held for investment(1)	542,832	116,243	206,364	414,976	299,567	254,839	—	1,834,821
Total interest-earning assets	1,178,098	123,071	217,617	500,047	339,661	590,342	—	2,948,836
Non-interest-earning assets	—	—	—	—	—	—	286,840	286,840
Total assets	$1,178,098	$123,071	$217,617	$500,047	$339,661	$590,342	$286,840	$3,235,676
Interest-bearing liabilities:
NOW accounts (2)	$324,604	$—	$—	$—	$—	$—	$—	$324,604
Statement savings accounts(2)	166,851	—	—	—	—	—	—	166,851
Money market accounts(2)	996,473	—	—	—	—	—	—	996,473
Certificates of deposit	183,434	80,799	55,190	124,439	13,667	—	—	457,529
FHLB advances	288,500	30,000	—	50,000	—	15,590	—	384,090
Securities sold under agreements to repurchase	14,681	—	—	—	—	—	—	14,681
Long-term debt (3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	2,036,400	110,799	55,190	174,439	13,667	15,590	—	2,406,085
Non-interest bearing liabilities	—	—	—	—	—	—	541,342	541,342
Equity	—	—	—	—	—	—	288,249	288,249
Total liabilities and shareholders’ equity	$2,036,400	$110,799	$55,190	$174,439	$13,667	$15,590	$829,591	$3,235,676
Interest sensitivity gap	$(858,302)	$12,272	$162,427	$325,608	$325,994	$574,752
Cumulative interest sensitivity gap	$(858,302)	$(846,030)	$(683,603)	$(357,995)	$(32,001)	$542,751
Cumulative interest sensitivity gap as a percentage of total assets	(26.5)%	(26.1)%	(21.1)%	(11.1)%	(1.0)%	16.8%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	57.9%	60.6%	69.0%	84.9%	98.7%	122.6%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of June 30, 2014, the Bank was asset sensitive overall, but liability sensitive in the "three months or less" period. The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise in the long term if market interest rates increase and generally fall in the long term if market interest rates decline.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2014 and December 31, 2013 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2014		December 31, 2013
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)

+200	1.0%	(11.6)%	(4.4)%	(21.2)%
+100	0.5	(4.0)	(1.6)	(10.9)
-100	(3.3)	(3.9)	(1.9)	7.8
-200	(7.1)%	(6.1)%	(3.0)%	6.7%

(1)	This percentage change represents the impact to net interest income and servicing income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At June 30, 2014, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. During the six months ended June 30, 2014, the Company has reduced the interest rate sensitivity of its assets and increased the interest rate sensitivity of its liabilities. It is expected that, as interest rates change, net interest income will be positively correlated with rate movements, i.e. an increase (decrease) in interest rates would result in an increase (decrease) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Increases in interest rates in early 2014 reduced our mortgage revenues in large part by drastically reducing the market for refinancings, which has negatively impacted our noninterest income and, to a lesser extent, our net interest income, as well as demand for our residential loan products and the revenue realized on the sale of loans. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

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

A significant portion of our noninterest income is derived from originating residential mortgage loans and selling them into the secondary market. That business has benefited from a long period of historically low interest rates. To the extent interest rates continue to rise, particularly if they rise substantially, we may experience a further reduction in mortgage financing of new home purchases and refinancing. These factors have negatively affected our mortgage loan origination volume and our noninterest income in the past and may do so again in the future.

Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

Despite recent improvements in the economy and increases in interest rates, we are continuing to operate in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous and changing regulatory climate. Recent improvements in the housing market may not continue, and a return to a recessionary economy could result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations.

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

•	If our forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans;

•	Further erosion in the fiscal condition of the U.S. Treasury may lead to new taxes limiting the ability of the Company to pursue growth and return profits to shareholders; and

•	Future political developments and fiscal policy decisions may create uncertainty in the marketplace.

If recovery from the economic recession slows or if we experience another recessionary dip, our ability to access capital and our business, financial condition and results of operations may be adversely impacted.

The proposed restructuring or replacement of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could adversely affect our business.

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

One of the leading proposals being debated in Congress would eliminate Fannie Mae and Freddie Mac and replace them with a government-regulated cooperative authorized to issue mortgage-backed securities with a governmental guarantee. Other proposals have suggested privatizing Fannie Mae and Freddie Mac. We cannot predict how or when Congress will act in response to these or other proposals. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $118.0 million at June 30, 2014. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

We may need to increase our capital to be prepared to comply with more stringent capital requirements under Basel III beginning on January 1, 2015.

In July 2013, the U.S. federal banking regulators (including the Federal Reserve and FDIC) jointly announced the adoption of new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. A substantial portion of these rules will apply to both the Company and the Bank beginning in January 2015. As part of these new rules, both the Company and the Bank will be required to have a common equity Tier 1 capital ratio of 4.5%, have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, both the Company and the Bank will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%, which means in effect that in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based ratio requirement will be 10.5%. In this regard, any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The requirement for a conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019.

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

In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the new common equity Tier 1 capital to the extent that any one such category exceeds 10% of new common equity Tier 1 capital, or all such categories in the aggregate exceed 15% of  new common equity Tier 1 capital. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels. See “Regulation and Supervision of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Regulations” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

The sale of approximately 24% of our MSR portfolio in the second quarter of 2014 was consummated in part to facilitate balance sheet and capital management in preparation for Basel III. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements.

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions, and imposes financial requirements or limitations on the conduct of our business.

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

Some of these changes were effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions. While some provisions are now being implemented, such as the Basel III capital standards which take effect beginning on January 1, 2015, not all of the regulations called for by
Dodd-Frank have been completed or are in effect, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the Dodd-Frank Act imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities. See “Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

•
Recent court cases in Oregon and Washington have challenged whether Mortgage Electronic Registration Systems, Inc. (“MERS”) meets the statutory definition of deed of trust beneficiary under applicable state laws. .  While the Oregon Supreme Court has ruled on the appeal of several lower-court MERS cases, enough ambiguity exists in the ruling that we and other servicers of MERS-related loans have elected to foreclose primarily through judicial procedures in Oregon, resulting in increased foreclosure costs, longer foreclosure timelines and additional delays.   If state courts in  Washington or other states where we do significant business issue similar decisions in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies, servicing costs, and adversely affect our cost of doing business and results of operations.

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

In addition, while these legislative and regulatory proposals and courts decisions generally have focused primarily, if not exclusively, on residential mortgage origination and servicing, other laws and regulations may be enacted that affect the manner in which we do business and the products and services that we provide, restrict our ability to grow through acquisition, restrict our ability to compete in our current business or expand into any new business, and impose additional fees, assessments or taxes on us or increase our regulatory oversight.

New CFPB regulations which took effect in January 2014 may negatively impact our residential mortgage loan business and compliance risk.

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which has broad rulemaking authority over consumer financial products and services. In January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. The new regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan. The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain.

The new regulations also require changes to certain loan servicing procedures and practices. The new servicing rules will, among other things, result in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

The CFPB recently proposed additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. As drafted, the proposed updates to the HMDA increase the types of dwelling-secured loans that would be subject to the disclosure requirements of the rule and expands the categories of information that financial institutions such as the Bank would be required to report with respect to such loans and such borrowers, including potentially sensitive customer information. If implemented, these changes would increase our compliance costs due to the need for additional resources to meet the enhanced disclosure requirements, including additional personnel and training costs as well as informational systems to allow the Bank to properly capture and report the additional mandated information. In addition, because of the anticipated volume of new data that would be required to be reported under the updated rules, the Bank would face an increased risk of errors in the information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank would face a higher potential for a security breach resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party.

While the full impact of CFPB's activities on our business is still unknown, we anticipate that the proposed rule change under the HMDA and other CFPB actions that may follow may increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability. See “Regulation and Supervision - Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we do receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay dividends to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules will also impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in recent quarters, the Company has not adopted a dividend policy and the board of directors determined that it is in the best interests of the shareholders not to declare a dividend to be paid in the second and third quarters of 2014. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

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

•	Changes in regulations that impact the Company or the Bank and may limit our ability to offer certain products or services or may increase our costs of compliance;

•
Increased costs from growth through acquisition could exceed the income growth anticipated from these opportunities, especially in the short term as these acquisitions are integrated into our business;

•
Changes in government-sponsored enterprises and their ability to insure or to buy our loans in the secondary market may result in significant changes in our ability to recognize income on sale of our loans to third parties;

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

Beginning in February of 2012, we have hired a substantial number of loan and support personnel in both our traditional markets and in additional Western states and we expect to continue to grow our business through opportunistic hiring of additional loan origination and servicing personnel. In addition to increasing our exposure to a more volatile single family mortgage banking segment of our business by increasing the number of originators of such loans, the aggressive growth strategy for both the single family Mortgage Banking segment and the Commercial and Consumer Banking segment of our business exposes us to potential additional risks, including:

•	Expenses related to hiring and training a large number of new employees;

•	Higher compensation costs relative to production in the initial months of new employment;

•	Increased compliance costs;

•	Costs associated with opening new offices that may be needed to provide for the new employees;

•	New state laws and regulations to which we have not been previously subject;

•	Diversion of management’s attention from the daily operations of other aspects of the business;

•	The potential of litigation related from prior employers related to the portability of their employees;

•	The potential loss of our investment in new employees who are terminated or seek to leave the Company prior to being profitable to us;

•	The potential loss of other key employees.

We cannot give assurance that these costs and other risks will be fully offset or mitigated by potentially increased revenue generated by the expansion in this business line in the near future, or at all.

Future acquisitions could consume significant resources, present significant challenges in integration and may not be successful.

In the fourth quarter of 2013 we completed our acquisitions of Fortune Bank, Yakima National Bank and the two retail branches of AmericanWest Bank. While we consider those acquisitions to be substantially integrated, we may seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition, the costs of undertaking such a transaction and, if we are successful in closing such transaction, the risks inherent in the integration of the acquired assets or entity into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

•	Diversion of management's attention from normal daily operations of the business;

•	Costs incurred in the process of vetting potential acquisition candidates which may not be recouped by the Company;

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing internal controls over financial reporting;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Inability to maintain our internal standards, controls, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

Difficulties in pursuing or integrating any new acquisitions may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing the transaction and integrating the systems together, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend.

Federal, state and local consumer protection laws may restrict our ability to offer and/ or increase our risk of liability with respect to certain products and services and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”.” These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment and deposit taking activities. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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
Our operations could be interrupted if our third-party service and technology providers experience difficulty, terminate their services or fail to comply with banking regulations

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service and technology providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers, or if any parties to whom our third party service providers have subcontracted services, experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted and our operating expenses may be materially increased. If an interruption were to continue for a significant period of time, our business financial condition and results of operations could be materially adversely affected.

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

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

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

If we breach any of the representations or warranties we make to a purchaser or securitizer of our mortgage loans or MSRs, we may be liable to the purchaser or securitizer for certain costs and damages.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our agreements require us to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may be required to repurchase such loan and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against a third party for such losses, or the remedies available to us may not be as broad as the remedies available to the purchaser of the mortgage loan against us. In addition, if there are remedies against a third party available to us, we face further risk that such third party may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces remedies against us, we may not be able to recover our losses from a third party and may be required to bear the full amount of the related loss.

In addition, in connection with the sale of a significant amount of our MSRs to SunTrust Mortgage, Inc., we agreed to indemnify SunTrust Mortgage, Inc. for prepayment of a certain amount of those loans. In the event the holders of such loans prepay the loans, we may be required to reimburse SunTrust Mortgage, Inc. for a certain portion of the anticipated MSR value of that loan.

If repurchase and indemnity demands increase on loans or MSRs that we sell from our portfolios, our liquidity, results of operations and financial condition will be adversely affected.

If we breach any representations or warranties or fail to follow guidelines when originating a FHA/HUD-insured loan or a VA-guaranteed loan, we may lose the insurance or guarantee on the loan and suffer losses, pay penalties, and/or be subjected to litigation from the federal government.

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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statements of Financial Condition as of June 30, 2014, and December 31, 2013, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 7, 2014.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer