Form 10-Q
period 2014-09-30
HomeStreet, Inc.
filed 2014-11-13
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of October 31, 2014 was 14,856,611.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents (including interest-bearing instruments of $16,044 and $9,436)	$34,687	$33,908
Investment securities (includes $432,096 and $481,683 carried at fair value)	449,948	498,816
Loans held for sale (includes $614,876 and $279,385 carried at fair value)	698,111	279,941
Loans held for investment (net of allowance for loan losses of $21,847 and $23,908)	1,964,762	1,871,813
Mortgage servicing rights (includes $115,477 and $153,128 carried at fair value)	124,593	162,463
Other real estate owned	10,478	12,911
Federal Home Loan Bank stock, at cost	34,271	35,288
Premises and equipment, net	44,476	36,612
Goodwill	11,945	12,063
Other assets	101,385	122,239
Total assets	$3,474,656	$3,066,054
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,425,458	$2,210,821
Federal Home Loan Bank advances	598,590	446,590
Securities sold under agreements to repurchase	14,225	—
Accounts payable and other liabilities	79,958	77,906
Long-term debt	61,857	64,811
Total liabilities	3,180,088	2,800,128
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,852,971 shares and 14,799,991 shares	511	511
Additional paid-in capital	96,650	94,474
Retained earnings	197,945	182,935
Accumulated other comprehensive income	(538)	(11,994)
Total shareholders' equity	294,568	265,926
Total liabilities and shareholders' equity	$3,474,656	$3,066,054

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2014	2013	2014	2013

Interest income:
Loans	$25,763	$19,425	$71,865	$54,920
Investment securities	2,565	3,895	8,199	9,552
Other	150	28	449	82
	28,478	23,348	80,513	64,554
Interest expense:
Deposits	2,364	2,222	7,080	8,078
Federal Home Loan Bank advances	509	434	1,366	1,113
Securities sold under agreements to repurchase	6	—	7	11
Long-term debt	271	274	851	2,274
Other	20	6	42	16
	3,170	2,936	9,346	11,492
Net interest income	25,308	20,412	71,167	53,062
Provision (reversal of provision) for credit losses	—	(1,500)	(1,500)	900
Net interest income after provision for credit losses	25,308	21,912	72,667	52,162
Noninterest income:
Net gain on mortgage loan origination and sale activities	37,642	33,491	104,946	139,870
Mortgage servicing income	6,155	4,011	24,284	9,265
(Loss) income from WMS Series LLC	(122)	(550)	(69)	1,063
Gain (loss) on debt extinguishment	2	—	(573)	—
Depositor and other retail banking fees	944	791	2,676	2,273
Insurance agency commissions	256	242	892	612
Gain (loss) on sale of investment securities available for sale (includes unrealized gain (loss) reclassified from accumulated other comprehensive income of $480 and $(184) for the three months ended September 30, 2014 and 2013, and $1,173 and $6 for the nine months ended September 30, 2014 and 2013, respectively)	480	(184)	1,173	6
Other	456	373	841	1,584
	45,813	38,174	134,170	154,673
Noninterest expense:
Salaries and related costs	42,604	39,689	118,681	113,330
General and administrative	10,326	9,234	31,593	30,434
Legal	630	844	1,571	2,054
Consulting	628	884	2,182	2,343
Federal Deposit Insurance Corporation assessments	682	227	1,874	937
Occupancy	4,935	3,484	14,042	9,667
Information services	4,220	3,552	13,597	10,122
Net cost of operation and sale of other real estate owned	133	202	(320)	1,740
	64,158	58,116	183,220	170,627
Income before income taxes	6,963	1,970	23,617	36,208
Income tax expense (includes reclassification adjustments of $168 and $(64) for the three months ended September 30, 2014 and 2013, and $411 and $2 for the nine months ended September 30, 2014 and 2013, respectively)	1,988	308	6,979	11,538
NET INCOME	$4,975	$1,662	$16,638	$24,670
Basic income per share	$0.34	$0.12	$1.12	$1.72
Diluted income per share	$0.33	$0.11	$1.11	$1.67
Basic weighted average number of shares outstanding	14,805,780	14,388,559	14,797,019	14,374,943
Diluted weighted average number of shares outstanding	14,968,238	14,790,671	14,957,034	14,793,427
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Net income	$4,975	$1,662	$16,638	$24,670
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) of $501 and $(362) for the three months ended September 30, 2014 and 2013, and $6,579 and $(9,845) for the nine months ended September 30, 2014 and 2013, respectively	930	(673)	12,218	(18,283)
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $168 and $(64) for the three months ended September 30, 2014 and 2013, and $411 and $2 for the nine months ended September 30, 2014 and 2013, respectively	(312)	120	(762)	(4)
Other comprehensive income (loss)	618	(553)	11,456	(18,287)
Comprehensive income (loss)	$5,593	$1,109	$28,094	$6,383

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2013	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	24,670	—	24,670
Dividends ($0.11 per share)	—	—	—	(3,163)	—	(3,163)
Share-based compensation expense	—	—	1,098	—	—	1,098
Common stock issued	39,716	—	128	—	—	128
Other comprehensive loss	—	—	—	—	(18,287)	(18,287)
Balance, September 30, 2013	14,422,354	$511	$91,415	$185,379	$(9,097)	$268,208

Balance, January 1, 2014	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	16,638	—	16,638
Dividends ($0.11 per share)	—	—	—	(1,628)	—	(1,628)
Share-based compensation expense	—	—	1,867	—	—	1,867
Common stock issued	52,980	—	309	—	—	309
Other comprehensive income	—	—	—	—	11,456	11,456
Balance, September 30, 2014	14,852,971	$511	$96,650	$197,945	$(538)	$294,568

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,638	$24,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	13,293	10,285
(Reversal of) provision for credit losses	(1,500)	900
Provision for losses on other real estate owned	73	547
Fair value adjustment of loans held for sale	(11,320)	15,602
Origination of mortgage servicing rights	(32,726)	(53,627)
Change in fair value of mortgage servicing rights	26,075	1,493
Net gain on sale of investment securities	(1,173)	(6)
Net gain on sale of loans originated as held for investment	(4,586)	—
Net fair value adjustment and gain on sale of other real estate owned	(714)	(744)
Loss on early retirement of long-term debt	573	—
Net deferred income tax (benefit) expense	(13,502)	18,650
Share-based compensation expense	1,100	932
Origination of loans held for sale	(2,840,050)	(4,151,302)
Proceeds from sale of loans originated as held for sale	2,459,748	4,425,792
Cash used by changes in operating assets and liabilities:
Decrease (increase) in other assets	25,486	(36,680)
Increase (decrease) in accounts payable and other liabilities	9,959	4,867
Net cash (used in) provided by operating activities	(352,626)	261,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(45,179)	(286,741)
Proceeds from sale of investment securities	75,599	54,166
Principal repayments and maturities of investment securities	32,040	41,556
Proceeds from sale of other real estate owned	6,019	17,396
Proceeds from sale of loans originated as held for investment	271,409	—
Proceeds from sale of mortgage servicing rights	39,004	—
Mortgage servicing rights purchased from others	(8)	(20)
Capital expenditures related to other real estate owned	—	(22)
Origination of loans held for investment and principal repayments, net	(389,196)	(261,379)
Purchase of property and equipment	(13,904)	(12,683)
Net cash used in investing activities	(24,216)	(447,727)

	Nine Months Ended September 30,
(in thousands)	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$214,637	$121,241
Proceeds from Federal Home Loan Bank advances	4,619,927	4,477,102
Repayment of Federal Home Loan Bank advances	(4,467,927)	(4,397,502)
Proceeds from securities sold under agreements to repurchase	58,308	159,790
Repayment of securities sold under agreements to repurchase	(44,083)	(159,790)
Proceeds from Federal Home Loan Bank stock repurchase	1,017	997
Repayment of long-term debt	(3,527)	—
Dividends paid	(1,628)	(3,163)
Proceeds from stock issuance, net	130	128
Excess tax benefits related to the exercise of stock options	767	166
Net cash provided by financing activities	377,621	198,969
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	779	12,621
CASH AND CASH EQUIVALENTS:
Beginning of year	33,908	25,285
End of period	$34,687	$37,906
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,785	$24,969
Federal and state income taxes (paid), net of refunds	10,642	6,796
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	3,647	10,831
Loans transferred from held for investment to held for sale	310,455	54,403
Loans transferred from held for sale to held for investment	17,095	—
Ginnie Mae loans recognized with the right to repurchase, net	$649	$3,775

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the Pacific Northwest, California and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, Union Street Holdings LLC, YNB Real Estate LLC, BSBC Properties LLC, HS Cascadia Holdings LLC and Lacey Gateway LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“2013 Annual Report on Form 10-K”).

Purchase Accounting Adjustments

On November 1, 2013, the Company completed its acquisition of Fortune Bank and YNB Financial Services Corp. ("YNB"), the parent of Yakima National Bank. The assets acquired and liabilities assumed in the acquisitions were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. On December 6, 2013, the Company acquired two retail deposit branches and some related assets from AmericanWest Bank, a Washington state-chartered bank. During the second quarter of 2014, the Company completed a more detailed fair value analysis of premises and equipment assumed in the acquisition of YNB and determined that adjustments to the acquisition-date fair value were required. The Company also determined that adjustments were required to the provisional estimates for core deposit intangibles that were assumed in all three acquisitions. As a result of these adjustments, core deposit intangibles increased by $1.1 million, premises and equipment decreased by $740 thousand, and deferred tax liabilities increased by $280 thousand, resulting in a net decrease to goodwill of $118 thousand. These immaterial measurement period adjustments and corrections of accounting errors were made in the second quarter of 2014 as they were not material to the prior periods.

Recent Accounting Developments

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, although early adoption is permitted. The Company elected to adopt this new accounting guidance as of January 1, 2014. It is being adopted prospectively, as the retrospective adjustments were not material. The Company's income tax expense for the nine months ended September 30, 2014 includes discrete tax benefit items of $406 thousand related to the recognition of the cumulative effect for prior years of adoption of this new accounting guidance.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2017. The adoption of ASU 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. The ASU applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted. The application of this guidance may require enhanced disclosures of the Company's repurchase agreements, but will have no impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU clarifies the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At September 30, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$112,131	$374	$(1,668)	$110,837
Commercial	13,119	452	—	13,571
Municipal bonds	120,799	2,713	(470)	123,042
Collateralized mortgage obligations:
Residential	56,359	130	(1,601)	54,888
Commercial	16,047	—	(415)	15,632
Corporate debt securities	74,166	50	(2,104)	72,112
U.S. Treasury securities	41,971	43	—	42,014
	$434,592	$3,762	$(6,258)	$432,096

	At December 31, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$137,602	$187	$(3,879)	$133,910
Commercial	13,391	45	(3)	13,433
Municipal bonds	136,937	185	(6,272)	130,850
Collateralized mortgage obligations:
Residential	93,112	85	(2,870)	90,327
Commercial	17,333	—	(488)	16,845
Corporate debt securities	75,542	—	(6,676)	68,866
U.S. Treasury securities	27,478	1	(27)	27,452
	$501,395	$503	$(20,215)	$481,683

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2014 and December 31, 2013, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of September 30, 2014 and December 31, 2013, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(40)	$11,758	$(1,628)	$69,570	$(1,668)	$81,328
Municipal bonds	(13)	3,612	(457)	29,295	(470)	32,907
Collateralized mortgage obligations:
Residential	(249)	8,802	(1,352)	31,346	(1,601)	40,148
Commercial	—	—	(415)	15,633	(415)	15,633
Corporate debt securities	(281)	17,145	(1,823)	45,573	(2,104)	62,718
	$(583)	$41,317	$(5,675)	$191,417	$(6,258)	$232,734

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(3,767)	$98,717	$(112)	$6,728	$(3,879)	$105,445
Commercial	(3)	7,661	—	—	(3)	7,661
Municipal bonds	(5,991)	106,985	(281)	3,490	(6,272)	110,475
Collateralized mortgage obligations:
Residential	(2,120)	63,738	(750)	15,081	(2,870)	78,819
Commercial	(488)	16,845	—	—	(488)	16,845
Corporate debt securities	(6,676)	68,844	—	—	(6,676)	68,844
U.S. Treasury securities	(27)	25,452	—	—	(27)	25,452
	$(19,072)	$388,242	$(1,143)	$25,299	$(20,215)	$413,541

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. As of September 30, 2014 and December 31, 2013, the Company does not expect any credit losses on its debt securities. In addition, as of September 30, 2014 and December 31, 2013, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company did not hold any marketable equity securities as of September 30, 2014 and December 31, 2013.

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

	At September 30, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,466	1.73%	$103,371	1.81%	$110,837	1.80%
Commercial	—	—	—	—	—	—	13,571	4.63	13,571	4.63
Municipal bonds	—	—	45	3.43	22,642	3.54	100,355	4.25	123,042	4.12
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	54,887	2.07	54,887	2.07
Commercial	—	—	—	—	9,692	1.93	5,940	1.37	15,632	1.72
Corporate debt securities	—	—	—	—	40,854	3.25	31,259	3.64	72,113	3.42
U.S. Treasury securities	2,002	0.25	40,012	0.35	—	—	—	—	42,014	0.34
Total available for sale	$2,002	0.25%	$40,057	0.35%	$80,654	3.03%	$309,383	2.93%	$432,096	2.70%

	At December 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Proceeds	$9,753	$1,972	$75,599	$52,566
Gross gains	480	—	1,375	322
Gross losses	—	(184)	(201)	(316)

There were $39.9 million and $47.3 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Seattle ("FHLB") at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, there were $49.7 million and $37.7 million, respectively, of securities pledged to secure derivatives in a liability position. At September 30, 2014, there were $15.0 million of securities pledged under repurchase agreements and none at December 31, 2013.

Tax-exempt interest income on securities available for sale totaling $856 thousand and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $2.6 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At September 30, 2014	At December 31, 2013

Consumer loans
Single family	$788,232	$904,913
Home equity	138,276	135,650
	926,508	1,040,563
Commercial loans
Commercial real estate	530,335	477,642
Multifamily	62,498	79,216
Construction/land development	297,790	130,465
Commercial business	173,226	171,054
	1,063,849	858,377
	1,990,357	1,898,940
Net deferred loan fees and discounts	(3,748)	(3,219)
	1,986,609	1,895,721
Allowance for loan losses	(21,847)	(23,908)
	$1,964,762	$1,871,813

Loans in the amount of $850.2 million and $800.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the states of Washington, Oregon, California, Idaho and Hawaii. At September 30, 2014, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 26.2%, 22.2% and 11.8% of the total portfolio, respectively. At December 31, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 37.3% and 21.2% of the total portfolio, respectively. These loans were mostly located within the metropolitan area of Puget Sound, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2014. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within our 2013 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Allowance for credit losses (roll-forward):
Beginning balance	$22,168	$27,858	$24,089	$27,751
Provision (reversal of provision) for credit losses	—	(1,500)	(1,500)	900
(Charge-offs), net of recoveries	(57)	(1,464)	(478)	(3,757)
Ending balance	$22,111	$24,894	$22,111	$24,894
Components:
Allowance for loan losses	$21,847	$24,694	$21,847	$24,694
Allowance for unfunded commitments	264	200	264	200
Allowance for credit losses	$22,111	$24,894	$22,111	$24,894

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,111	$(226)	$65	$(72)	$8,878
Home equity	3,517	(135)	94	87	3,563
	12,628	(361)	159	15	12,441
Commercial loans
Commercial real estate	4,063	—	275	(357)	3,981
Multifamily	887	—	—	(174)	713
Construction/land development	2,418	—	123	146	2,687
Commercial business	2,172	(304)	51	370	2,289
	9,540	(304)	449	(15)	9,670
Total allowance for credit losses	$22,168	$(665)	$608	$—	$22,111

	Three Months Ended September 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$13,810	$(606)	$179	$(1,251)	$12,132
Home equity	4,879	(377)	273	(139)	4,636
	18,689	(983)	452	(1,390)	16,768
Commercial loans
Commercial real estate	5,723	(1,306)	—	51	4,468
Multifamily	690	—	—	80	770
Construction/land development	1,185	—	348	(141)	1,392
Commercial business	1,571	—	25	(100)	1,496
	9,169	(1,306)	373	(110)	8,126
Total allowance for credit losses	$27,858	$(2,289)	$825	$(1,500)	$24,894

	Nine Months Ended September 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(509)	$106	$(2,709)	$8,878
Home equity	3,987	(694)	420	(150)	3,563
	15,977	(1,203)	526	(2,859)	12,441
Commercial loans
Commercial real estate	4,012	(23)	431	(439)	3,981
Multifamily	942	—	—	(229)	713
Construction/land development	1,414	—	185	1,088	2,687
Commercial business	1,744	(592)	198	939	2,289
	8,112	(615)	814	1,359	9,670
Total allowance for credit losses	$24,089	$(1,818)	$1,340	$(1,500)	$22,111

	Nine Months Ended September 30, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$13,388	$(2,468)	$425	$787	$12,132
Home equity	4,648	(1,515)	526	977	4,636
	18,036	(3,983)	951	1,764	16,768
Commercial loans
Commercial real estate	5,312	(1,449)	—	605	4,468
Multifamily	622	—	—	148	770
Construction/land development	1,580	(148)	699	(739)	1,392
Commercial business	2,201	—	173	(878)	1,496
	9,715	(1,597)	872	(864)	8,126
Total allowance for credit losses	$27,751	$(5,580)	$1,823	$900	$24,894

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,042	$836	$8,878	$713,339	$74,893	$788,232
Home equity	3,448	115	3,563	135,755	2,521	138,276
	11,490	951	12,441	849,094	77,414	926,508
Commercial loans
Commercial real estate	3,859	122	3,981	499,198	31,137	530,335
Multifamily	347	366	713	59,396	3,102	62,498
Construction/land development	2,687	—	2,687	292,097	5,693	297,790
Commercial business	1,092	1,197	2,289	169,481	3,745	173,226
	7,985	1,685	9,670	1,020,172	43,677	1,063,849
Total	$19,475	$2,636	$22,111	$1,869,266	$121,091	$1,990,357

	At December 31, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$10,632	$1,358	$11,990	$831,730	$73,183	$904,913
Home equity	3,903	84	3,987	133,006	2,644	135,650
	14,535	1,442	15,977	964,736	75,827	1,040,563
Commercial loans
Commercial real estate	4,012	—	4,012	445,766	31,876	477,642
Multifamily	515	427	942	76,053	3,163	79,216
Construction/land development	1,414	—	1,414	124,317	6,148	130,465
Commercial business	1,042	702	1,744	168,199	2,855	171,054
	6,983	1,129	8,112	814,335	44,042	858,377
Total	$21,518	$2,571	$24,089	$1,779,071	$119,869	$1,898,940

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$41,422	$43,600	$—
Home equity	1,949	1,974	—
	43,371	45,574	—
Commercial loans
Commercial real estate	30,344	33,367	—
Multifamily	508	508	—
Construction/land development	5,693	14,824	—
Commercial business	1,854	3,294	—
	38,399	51,993	—
	$81,770	$97,567	$—
With an allowance recorded:
Consumer loans
Single family	$33,471	$33,530	$836
Home equity	572	572	115
	34,043	34,102	951
Commercial loans
Commercial real estate	793	797	122
Multifamily	2,594	2,771	366
Construction/land development	—	—	—
Commercial business	1,891	1,911	1,197
	5,278	5,479	1,685
	$39,321	$39,581	$2,636
Total:
Consumer loans
Single family(3)	$74,893	$77,130	$836
Home equity	2,521	2,546	115
	77,414	79,676	951
Commercial loans
Commercial real estate	31,137	34,164	122
Multifamily	3,102	3,279	366
Construction/land development	5,693	14,824	—
Commercial business	3,745	5,205	1,197
	43,677	57,472	1,685
Total impaired loans	$121,091	$137,148	$2,636

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.0 million in performing troubled debt restructurings ("TDRs").

	At December 31, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$39,341	$41,935	$—
Home equity	1,895	1,968	—
	41,236	43,903	—
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	508	508	—
Construction/land development	6,148	15,299	—
Commercial business	1,533	7,164	—
	40,065	68,892	—
	$81,301	$112,795	$—
With an allowance recorded:
Consumer loans
Single family	$33,842	$33,900	$1,358
Home equity	749	749	84
	34,591	34,649	1,442
Commercial loans
Multifamily	2,655	2,832	427
Commercial business	1,322	1,478	702
	3,977	4,310	1,129
	$38,568	$38,959	$2,571
Total:
Consumer loans
Single family(3)	$73,183	$75,835	$1,358
Home equity	2,644	2,717	84
	75,827	78,552	1,442
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	3,163	3,340	427
Construction/land development	6,148	15,299	—
Commercial business	2,855	8,642	702
	44,042	73,202	1,129
Total impaired loans	$119,869	$151,754	$2,571

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not include partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.3 million in performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Consumer loans
Single family	$72,840	$79,527	$72,508	$77,841
Home equity	2,457	3,095	2,524	3,345
	75,297	82,622	75,032	81,186
Commercial loans
Commercial real estate	31,209	27,456	31,638	27,775
Multifamily	3,114	3,194	3,134	3,205
Construction/land development	5,768	7,218	5,898	9,450
Commercial business	3,664	1,696	3,250	1,922
	43,755	39,564	43,920	42,352
	$119,052	$122,186	$118,952	$123,538

Credit Quality Indicators

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The Company's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The Company differentiates its lending portfolios into homogeneous loans and non-homogeneous loans.

The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans:

Pass. We have five pass risk ratings which represent a level of credit quality that ranges from no well-defined deficiency or weakness to some noted weakness, however the risk of default on any loan classified as pass is expected to be remote. The five pass risk ratings are described below:

Minimal Risk. A minimal risk loan, risk rated 1-Exceptional, is to a borrower of the highest quality. The borrower has an unquestioned ability to produce consistent profits and service all obligations and can absorb severe market disturbances with little or no difficulty.

Low Risk. A low risk loan, risk rated 2-Superior, is similar in characteristics to a minimal risk loan. Balance sheet and operations are slightly more prone to fluctuations within the business cycle; however, debt capacity and debt service coverage remains strong. The borrower will have a strong demonstrated ability to produce profits and absorb market disturbances.

Modest Risk. A modest risk loan, risk rated 3-Excellent, is a desirable loan with excellent sources of repayment and no currently identifiable risk associated with collection. The borrower exhibits a very strong capacity to repay the loan in accordance with the repayment agreement. The borrower may be susceptible to economic cycles, but will have cash reserves to weather these cycles.

Average Risk. An average risk loan, risk rated 4-Good, is an attractive loan with sound sources of repayment and no material collection or repayment weakness evident. The borrower has an acceptable capacity to pay in accordance with the agreement. The borrower is susceptible to economic cycles and more efficient competition, but should have modest reserves sufficient to survive all but the most severe downturns or major setbacks.

Acceptable Risk. An acceptable risk loan, risk rated 5-Acceptable, is a loan with lower than average, but still acceptable credit risk. These borrowers may have higher leverage, less certain but viable repayment sources, have limited financial reserves and may possess weaknesses that can be adequately mitigated through collateral, structural or credit enhancement. The borrower is susceptible to economic cycles and is less resilient to negative market forces or financial events. Reserves may be insufficient to survive a modest downturn.

Watch. A watch loan, risk rated 6-Watch, is still pass-rated, but represents the lowest level of acceptable risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower rating would be appropriate. The borrower should have a plausible plan, with reasonable certainty of success, to correct the problems in a short period of time. Borrowers rated watch are characterized by elements of uncertainty, such as:

•
Borrower may be experiencing declining operating trends, strained cash flows or less-than anticipated performance. Cash flow should still be adequate to cover debt service, and the negative trends should be identified as being of a short-term or temporary nature.

•	The borrower may have experienced a minor, unexpected covenant violation.

•	Companies who may be experiencing tight working capital or have a cash cushion deficiency.

•
A loan may also be a watch if financial information is late, there is a documentation deficiency, the borrower has experienced unexpected management turnover, or if they face industry issues that, when combined with performance factors create uncertainty in their future ability to perform.

•	Delinquent payments, increasing and material overdraft activity, request for bulge and/or out- of-formula advances may be an indicator of inadequate working capital and may suggest a lower rating.

•
Failure of the intended repayment source to materialize as expected, or renewal of a loan (other than cash/marketable security secured or lines of credit) without reduction are possible indicators of a watch or worse risk rating.

Special Mention. A special mention loan, risk rated 7-Special Mention, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a substandard classification. A special mention loan has potential weaknesses, which if not checked or corrected, weaken the loan or inadequately protect the Company’s position at some future date. Such weaknesses include:

•
Performance is poor or significantly less than expected. There may be a temporary debt-servicing deficiency or inadequate working capital as evidenced by a cash cushion deficiency, but not to the extent that repayment is compromised. Material violation of financial covenants is common.

•	Loans with unresolved material issues that significantly cloud the debt service outlook, even though a debt servicing deficiency does not currently exist.

•
Modest underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt as structured. Depth of support for interest carry provided by owner/guarantors may mitigate and provide for improved rating

•
This rating may be assigned when a loan officer is unable to supervise the credit properly, an inadequate loan agreement, an inability to control collateral, failure to obtain proper documentation, or any other deviation from prudent lending practices.

•
Unlike a substandard credit, there should be a reasonable expectation that these temporary issues will be corrected within the normal course of business, rather than liquidation of assets, and in a reasonable period of time.

Substandard. A substandard loan, risk rated 8-Substandard, is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard. Loans are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan normally has one or more well-defined weaknesses that could jeopardize repayment of the loan. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between special mention and substandard. The following are examples of well-defined weaknesses:

•
Cash flow deficiencies or trends are of a magnitude to jeopardize current and future payments with no immediate relief. A loss is not presently expected, however the outlook is sufficiently uncertain to preclude ruling out the possibility.

•	The borrower has been unable to adjust to prolonged and unfavorable industry or economic trends.

•
Material underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt and risk is not mitigated by willingness and capacity of owner/guarantor to support interest payments.

•	Management character or honesty has become suspect. This includes instances where the borrower has become uncooperative.

•
Due to unprofitable or unsuccessful business operations, some form of restructuring of the business, including liquidation of assets, has become the primary source of loan repayment. Cash flow has deteriorated, or been diverted, to the point that sale of collateral is now the Company’s primary source of repayment (unless this was the original source of repayment). If the collateral is under the Company’s control and is cash or other liquid, highly marketable securities and properly margined, then a more appropriate rating might be special mention or watch.

•	The borrower is involved in bankruptcy proceedings where collateral liquidation values are expected to fully protect the Company against loss.

•	There is material, uncorrectable faulty documentation or materially suspect financial information.

Doubtful. Loans classified as doubtful, risk rated 9-Doubtful, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the loan, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a doubtful rating will be temporary, while the Company is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged-off. The remaining balance, properly margined, may then be upgraded to substandard, however must remain on non-accrual.

Loss. Loans classified as loss, risk rated 10-Loss, are considered un-collectible and of such little value that the continuance as an active Company asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged-off now, even though partial or full recovery may be possible in the future.

Impaired. Loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This generally includes all loans classified as non-accrual and troubled debt restructurings. Impaired loans are risk rated for internal and regulatory rating purposes, but presented separately for clarification.

Homogeneous loans maintain their original risk rating until they are greater than 30 days past due, and risk rating reclassification is based primarily on the past due status of the loan. The risk rating categories can be generally described by the following groupings for commercial and commercial real estate homogeneous loans:

Watch. A homogeneous watch loan, risk rated 6, is 30-59 days past due from the required payment date at month-end.

Special Mention. A homogeneous special mention loan, risk rated 7, is 60-89 days past due from the required payment date at month-end.

Substandard. A homogeneous substandard loan, risk rated 8, is 90-179 days past due from the required payment date at month-end.

Loss. A homogeneous loss loan, risk rated 10, is 180 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 180 day time period elapses.

The risk rating categories can be generally described by the following groupings for residential and home equity and other homogeneous loans:

Watch. A homogeneous retail watch loan, risk rated 6, is 60-89 days past due from the required payment date at month-end.

Substandard. A homogeneous retail substandard loan, risk rated 8, is 90-180 days past due from the required payment date at month-end.

Loss. A homogeneous retail loss loan, risk rated 10, becomes past due 180 cumulative days from the contractual due date. These loans are generally charged-off in the month in which the 180 day period elapses.

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At September 30, 2014
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$756,182	$1,347	$15,489	$15,214	$788,232
Home equity	136,029	109	438	1,700	138,276
	892,211	1,456	15,927	16,914	926,508
Commercial loans
Commercial real estate	439,969	65,048	20,391	4,927	530,335
Multifamily	57,874	1,523	3,101	—	62,498
Construction/land development	291,545	3,065	350	2,830	297,790
Commercial business	144,645	23,604	2,112	2,865	173,226
	934,033	93,240	25,954	10,622	1,063,849
	$1,826,244	$94,696	$41,881	$27,536	$1,990,357

	At December 31, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$817,877	$53,711	$12,746	$20,579	$904,913
Home equity	132,086	1,442	276	1,846	135,650
	949,963	55,153	13,022	22,425	1,040,563
Commercial loans
Commercial real estate	368,817	63,579	37,758	7,488	477,642
Multifamily	74,509	1,544	3,163	—	79,216
Construction/land development	121,026	3,414	2,895	3,130	130,465
Commercial business	145,760	20,062	586	4,646	171,054
	710,112	88,599	44,402	15,264	858,377
	$1,660,075	$143,752	$57,424	$37,689	$1,898,940

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned ("OREO"). As of September 30, 2014 and December 31, 2013, none of the Company's loans were rated Doubtful or Loss. The total amount of adversely classified assets was $38.0 million and $50.6 million as of September 30, 2014 and December 31, 2013, respectively. For a detailed discussion on credit quality, see Note 6, Loans and Credit Quality within our 2013 Annual Report on Form 10-K.

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

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At September 30, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$9,208	$4,140	$39,830	$53,178	$735,054	$788,232	$31,480
Home equity	461	109	1,700	2,270	136,006	138,276	—
	9,669	4,249	41,530	55,448	871,060	926,508	31,480
Commercial loans
Commercial real estate	—	—	7,058	7,058	523,277	530,335	—
Multifamily	—	—	—	—	62,498	62,498	—
Construction/land development	—	—	—	—	297,790	297,790	—
Commercial business	44	—	2,798	2,842	170,384	173,226	—
	44	—	9,856	9,900	1,053,949	1,063,849	—
	$9,713	$4,249	$51,386	$65,348	$1,925,009	$1,990,357	$31,480

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$6,466	$4,901	$55,672	$67,039	$837,874	$904,913	$46,811
Home equity	375	75	1,846	2,296	133,354	135,650	—
	6,841	4,976	57,518	69,335	971,228	1,040,563	46,811
Commercial loans
Commercial real estate	—	—	12,257	12,257	465,385	477,642	—
Multifamily	—	—	—	—	79,216	79,216	—
Construction/land development	—	—	—	—	130,465	130,465	—
Commercial business	—	—	2,743	2,743	168,311	171,054	—
	—	—	15,000	15,000	843,377	858,377	—
	$6,841	$4,976	$72,518	$84,335	$1,814,605	$1,898,940	$46,811

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At September 30, 2014
(in thousands)	Accrual	Nonaccrual		Total

Consumer loans
Single family	$779,882	$8,350		$788,232
Home equity	136,576	1,700		138,276
	916,458	10,050		926,508
Commercial loans
Commercial real estate	523,277	7,058		530,335
Multifamily	62,498	—		62,498
Construction/land development	297,790	—		297,790
Commercial business	170,428	2,798		173,226
	1,053,993	9,856	(1)	1,063,849
	$1,970,451	$19,906		$1,990,357

(1)	Includes $6.3 million of nonperforming loans at September 30, 2014 that are guaranteed by the Small Business Administration ("SBA").

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual		Total

Consumer loans
Single family	$896,052	$8,861		$904,913
Home equity	133,804	1,846		135,650
	1,029,856	10,707		1,040,563
Commercial loans
Commercial real estate	465,385	12,257		477,642
Multifamily	79,216	—		79,216
Construction/land development	130,465	—		130,465
Commercial business	168,311	2,743		171,054
	843,377	15,000	(1)	858,377
	$1,873,233	$25,707		$1,898,940

(1)	Includes $6.5 million of nonperforming loans at December 31, 2013 that are guaranteed by the SBA.

The following tables present information about troubled debt restructurings ("TDRs") activity during the periods presented.

	Three Months Ended September 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	18	$3,268	$—
	Payment restructure	8	1,626	—
Home equity
	Interest rate reduction	1	220	—
Total consumer
	Interest rate reduction	19	3,488	—
	Payment restructure	8	1,626	—
		27	5,114	—

Commercial loans
Commercial real estate
	Interest rate reduction	1	1,181	—
	Payment restructure	—	—	—
Commercial business
	Forgiveness of principal	1	391	266
Total commercial
	Interest rate reduction	1	1,181	—
	Payment restructure	—	—	—
	Forgiveness of principal	1	391	266
		2	1,572	266
Total loans
	Interest rate reduction	20	4,669	—
	Payment restructure	8	1,626	—
	Forgiveness of principal	1	391	266
		29	$6,686	$266

	Three Months Ended September 30, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	27	$5,538	$—
Home equity
	Interest rate reduction	2	132	—
Total consumer
	Interest rate reduction	29	5,670	—
Total loans
	Interest rate reduction	29	$5,670	$—

	Nine Months Ended September 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	42	$7,455	$—
	Payment restructure	10	1,991	—
Home equity
	Interest rate reduction	1	220	—
Total consumer
	Interest rate reduction	43	7,675	—
	Payment restructure	10	1,991	—
		53	9,666	—

Commercial loans
Commercial real estate
	Interest rate reduction	1	1,181	—
	Payment restructure	3	4,248	—
Commercial business
	Interest rate reduction	2	117	—
	Forgiveness of principal	2	599	554
Total commercial
	Interest rate reduction	3	1,298	—
	Payment restructure	3	4,248	—
	Forgiveness of principal	2	599	554
		8	6,145	554
Total loans
	Interest rate reduction	46	8,973	—
	Payment restructure	13	6,239	—
	Forgiveness of principal	2	599	554
		61	$15,811	$554

	Nine Months Ended September 30, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	51	$11,300	$—
Home equity
	Interest rate reduction	5	301	—
Total consumer
	Interest rate reduction	56	11,601	—
		56	11,601	—
Total loans
	Interest rate reduction	56	$11,601	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2014 and 2013, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes

60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2014		2013
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	3	$282	7	$1,017
Home equity	—	—	—	—
	3	282	7	1,017
	3	$282	7	$1,017

	Nine Months Ended September 30,
	2014		2013
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,010	14	$2,573
Home equity	1	190	1	22
	8	1,200	15	2,595
Commercial loans
Commercial real estate	—	—	1	770
	—	—	1	770
	8	$1,200	16	$3,365

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2014	At December 31, 2013

Noninterest-bearing accounts	$557,580	$322,952
NOW accounts, 0.00% to 1.00% at September 30, 2014 and 0.00% to 0.75% at December 31, 2013	300,832	297,966
Statement savings accounts, due on demand, 0.00% to 1.99% at September 30, 2014 and 0.20% to 2.00% at December 31, 2013	184,656	156,181
Money market accounts, due on demand, 0.00% to 1.45% at September 30, 2014 and 0.00% to 1.50% at December 31, 2013	1,015,266	919,322
Certificates of deposit, 0.05% to 3.80% at September 30, 2014 and December 31, 2013	367,124	514,400
	$2,425,458	$2,210,821

There were $1.9 million in public funds included in deposits as of September 30, 2014 and none at December 31, 2013.

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

NOW accounts	$289	$265	$835	$656
Statement savings accounts	238	140	649	358
Money market accounts	1,125	1,060	3,226	2,890
Certificates of deposit	712	757	2,370	4,174
	$2,364	$2,222	$7,080	$8,078

The weighted-average interest rates on certificates of deposit September 30, 2014 and December 31, 2013 were 0.65% and 0.71%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At September 30, 2014

Within one year	$235,568
One to two years	82,026
Two to three years	40,207
Three to four years	6,044
Four to five years	3,279
$367,124

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2014 and December 31, 2013 was $167.5 million and $216.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2014 and December 31, 2013 was $19.7 million and $26.3 million, respectively. There were $83.2 million and $144.3 million of brokered deposits at September 30, 2014 and December 31, 2013, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as cash flow or foreign currency hedge instruments at September 30, 2014 or December 31, 2013. Derivatives are reported at their respective fair values in the other assets or the accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 2, Investment Securities of this Form 10-Q for further information on securities collateral pledged. At September 30, 2014 and December 31, 2013, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 12, Derivatives and Hedging Activities within our 2013 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,140,752	$1,309	$(3,950)
Interest rate swaptions	40,000	23	—
Interest rate lock commitments	457,381	14,074	(7)
Interest rate swaps	514,604	3,499	(4,166)
Total derivatives before netting	$2,152,737	18,905	(8,123)
Netting adjustments		(3,745)	3,745
Carrying value on consolidated statements of financial condition		$15,160	$(4,378)

	At December 31, 2013
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$526,382	$3,630	$(578)
Interest rate swaptions	110,000	858	(199)
Interest rate lock commitments	261,070	6,012	(40)
Interest rate swaps	508,004	1,088	(9,548)
Total derivatives before netting	$1,405,456	11,588	(10,365)
Netting adjustments		(1,363)	1,363
Carrying value on consolidated statements of financial condition		$10,225	$(9,002)

The following tables present gross and net information about derivative instruments.

	At September 30, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$18,905	$(3,745)	$15,160	$—	$—	$15,160

Derivative liabilities	$(8,123)	$3,745	$(4,378)	$3,557	$721	$(100)

	At December 31, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$11,588	$(1,363)	$10,225	$—	$—	$10,225

Derivative liabilities	$(10,365)	$1,363	$(9,002)	$8,491	$451	$(60)

(1)
Excludes cash collateral of $21.5 million and $18.5 million at September 30, 2014 and December 31, 2013, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both September 30, 2014 and December 31, 2013.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $74 thousand and $10 thousand for the three months ended September 30, 2014 and 2013, respectively, and $86 thousand and $116 thousand for the nine months ended September 30, 2014 and 2013, respectively.

The Company's fair value hedge accounting relationships had loan valuation asset adjustments of $3.5 million and $4.4 million and swap valuation liabilities of $3.5 million and $4.4 million at September 30, 2014 and December 31, 2013, respectively.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$(2,868)	$(37,017)	$(8,882)	$(17,368)
Mortgage servicing income (loss) (2)	2,543	3,631	23,381	(12,392)
	$(325)	$(33,386)	$14,499	$(29,760)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 6–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2014		At December 31, 2013

Single family	$644,965	(1)	$279,385
Multifamily	53,146		556
	$698,111		$279,941

(1)
The Company transferred $310.5 million of loans from the held for investment portfolio into loans held for sale in March of this year and subsequently sold $266.8 million of these loans. At June 30, 2014, the Company had transferred $17.1 million of these loans back to the held for investment portfolio.

Loans sold consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Single family	$1,179,464	$1,326,888	$2,705,719	$3,916,918
Multifamily	20,409	21,998	42,574	87,971
	$1,199,873	$1,348,886	$2,748,293	$4,004,889

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Single family:
Servicing value and secondary market gains(1)	$29,866	$23,076	$79,658	$110,760
Loan origination and funding fees	6,947	8,302	18,489	24,363
Total single family	36,813	31,378	98,147	135,123
Multifamily	930	2,113	2,019	4,747
Other	(101)	—	4,780	—
Total net gain on mortgage loan origination and sale activities	$37,642	$33,491	$104,946	$139,870

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

(in thousands)	September 30, 2014(1)	At December 31, 2013

Single family
U.S. government and agency	$10,007,872	$11,467,853
Other	585,393	327,768
	10,593,265	11,795,621
Commercial
Multifamily	703,197	720,429
Other	86,589	95,673
	789,786	816,102
Total loans serviced for others	$11,383,051	$12,611,723

(1)	On June 30, 2014, the Company sold the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$1,235	$1,810	$1,260	$1,955
Additions (1)	518	505	1,070	1,513
Realized losses (2)	(86)	(717)	(663)	(1,870)
Balance, end of period	$1,667	$1,598	$1,667	$1,598

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $9.6 million and $7.1 million were recorded in other assets as of September 30, 2014 and December 31, 2013, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At September 30, 2014 and December 31, 2013, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $13.7 million and $14.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014		2013

Servicing income, net:
Servicing fees and other	$9,350	$8,934	$29,311		$24,497
Changes in fair value of single family MSRs due to modeled amortization (1)	(6,212)	(5,665)	(19,289)		(18,305)
Amortization of multifamily MSRs	(425)	(433)	(1,283)		(1,347)
	2,713	2,836	8,739		4,845
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	899	(2,456)	(7,836)	(3)	16,812
Net gain (loss) from derivatives economically hedging MSR	2,543	3,631	23,381		(12,392)
	3,442	1,175	15,545		4,420
Mortgage servicing income	$6,155	$4,011	$24,284		$9,265

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the second quarter ended June 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2014	2013	2014	2013

Constant prepayment rate ("CPR") (2)	12.60%	8.39%	12.72%	8.87%
Discount rate	10.27%	10.21%	10.60%	10.25%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2014

Fair value of single family MSR	$115,477
Expected weighted-average life (in years)	5.20
Constant prepayment rate (1)	15.46%
Impact on 25 basis points adverse change	$(8,343)
Impact on 50 basis points adverse change	$(17,045)
Discount rate	10.60%
Impact on fair value of 100 basis points increase	$(3,568)
Impact on fair value of 200 basis points increase	$(6,927)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014		2013

Beginning balance	$108,869	$128,146	$153,128		$87,396
Originations	11,944	16,862	31,664		50,975
Purchases	3	10	8		19
Sale of single family MSRs	—	—	(43,248)	(3)	—
Changes due to modeled amortization(1)	(6,212)	(5,665)	(19,289)		(18,305)
Net additions and amortization	5,735	11,207	(30,865)		32,689
Changes in fair value due to changes in model inputs and/or assumptions (2)	873	(2,456)	(6,786)	(4)	16,812
Ending balance	$115,477	$136,897	$115,477		$136,897

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	On June 30, 2014, the Company sold the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae.

(4)	Includes pre-tax income of $5.7 million, excluding transaction costs, resulting from the sale of single family MSRs on June 30, 2014.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Beginning balance	$9,122	$9,239	$9,335	$8,097
Origination	418	597	1,062	2,652
Amortization	(424)	(433)	(1,281)	(1,346)
Ending balance	$9,116	$9,403	$9,116	$9,403

At September 30, 2014, the expected weighted-average life of the Company’s multifamily MSRs was 9.30 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2014

Remainder of 2014	$399
2015	1,551
2016	1,441
2017	1,319
2018	1,161
2019 and thereafter	3,245
Carrying value of multifamily MSR	$9,116

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at September 30, 2014 and December 31, 2013 was $61.6 million and $18.4 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $327.5 million and $168.5 million at September 30, 2014 and December 31, 2013, respectively. Unused home equity and commercial banking funding lines totaled $151.9 million and $154.0 million at September 30, 2014 and December 31, 2013, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $264 thousand and $181 thousand at September 30, 2014 and December 31, 2013, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2014 and December 31, 2013, the total unpaid principal balance of loans sold under this program was $703.2 million and $720.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $1.8 million and $2.0 million at September 30, 2014 and December 31, 2013. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2014 and 2013.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $10.68 billion and $11.89 billion as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.7 million and $1.3 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2014, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of September 30, 2014.

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

(in thousands)	Fair Value at September 30, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$110,837	$—	$110,837	$—
Commercial	13,571	—	13,571	—
Municipal bonds	123,042	—	123,042	—
Collateralized mortgage obligations:
Residential	54,888	—	54,888	—
Commercial	15,632	—	15,632	—
Corporate debt securities	72,112	—	72,112	—
U.S. Treasury securities	42,014	—	42,014	—
Single family mortgage servicing rights	115,477	—	—	115,477
Single family loans held for sale	614,876	—	614,876	—
Derivatives
Forward sale commitments	1,309	—	1,309	—
Interest rate swaptions	23	—	23	—
Interest rate lock commitments	14,074	—	—	14,074
Interest rate swaps	3,499	—	3,499	—
Total assets	$1,181,354	$—	$1,051,803	$129,551
Liabilities:
Derivatives
Forward sale commitments	$3,950	$—	$3,950	$—
Interest rate lock commitments	7	—	—	7
Interest rate swaps	4,166	—	4,166	—
Total liabilities	$8,123	$—	$8,116	$7

(in thousands)	Fair Value at December 31, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$133,910	$—	$133,910	$—
Commercial	13,433	—	13,433	—
Municipal bonds	130,850	—	130,850	—
Collateralized mortgage obligations:
Residential	90,327	—	90,327	—
Commercial	16,845	—	16,845	—
Corporate debt securities	68,866	—	68,866	—
U.S. Treasury securities	27,452	—	27,452	—
Single family mortgage servicing rights	153,128	—	—	153,128
Single family loans held for sale	279,385	—	279,385	—
Derivatives
Forward sale commitments	3,630	—	3,630	—
Interest rate swaptions	858	—	858	—
Interest rate lock commitments	6,012	—	—	6,012
Interest rate swaps	1,088	—	1,088	—
Total assets	$925,784	$—	$766,644	$159,140
Liabilities:
Derivatives
Forward sale commitments	$578	$—	$578	$—
Interest rate swaptions	199	—	199	—
Interest rate lock commitments	40	—	—	40
Interest rate swaps	9,548	—	9,548	—
Total liabilities	$10,365	$—	$10,325	$40

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2014 and 2013.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2014 and 2013, see Note 6, Mortgage Banking Operations of this Form 10-Q.

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Beginning balance, net	$17,406	$406	$5,972	$22,528
Total realized/unrealized gains(1)	23,844	28,538	78,506	102,231
Settlements	(27,183)	(15,267)	(70,411)	(111,082)
Ending balance, net	$14,067	$13,677	$14,067	$13,677

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized (losses) gains of $405 thousand and $13.3 million for the three months ended September 30, 2014 and 2013, respectively, and $27.3 million and $13.7 million of net unrealized gains (losses) for the nine months ended September 30, 2014 and 2013, respectively, recognized on interest rate lock commitments outstanding at the beginning of the period and still outstanding at September 30, 2014 and 2013, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At September 30, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$14,067	Income approach	Fall out factor	0.63%	79.56%	16.14%
			Value of servicing	0.51%	2.14%	1.03%

(dollars in thousands)	At December 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$5,972	Income approach	Fall out factor	0.5%	97.0%	17.8%
			Value of servicing	0.62%	2.65%	1.22%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and nine months ended September 30, 2014, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended September 30, 2014, the Company applied a range of stated value adjustments of 0.0% to 98.0%, with a weighted average rate of 18.6%. During the nine months ended September 30, 2014, the Company applied a range of stated value adjustments of 0.0% to 98.0%, with a weighted average rate of 22.5%. During the three months ended September 30, 2014, the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain OREO using a range of discount adjustments of 0.0% to 18.0%, with a weighted average rate of 2.5%. During the nine months ended September 30, 2014, the Company applied a range of discount adjustments of 0.0% to 18.0%, with a weighted average rate of 0.4%. During the three and nine months ended September 30, 2013, the Company did not apply any discount adjustments to the appraisal value of loans held for investment or OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2014 and 2013 and still held at the end of the respective reporting period.

	Three Months Ended September 30, 2014
(in thousands)	Fair Value of Assets Held at September 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$22,379	$—	$—	$22,379	$(82)
Other real estate owned(2)	1,017	—	—	1,017	(93)
Total	$23,396	$—	$—	$23,396	$(175)

	Three Months Ended September 30, 2013
(in thousands)	Fair Value of Assets Held at September 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$37,853	$—	$—	$37,853	$(760)
Other real estate owned(2)	1,847	—	—	1,847	(174)
Total	$39,700	$—	$—	$39,700	$(934)

	Nine Months Ended September 30, 2014
(in thousands)	Fair Value of Assets Held at September 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$25,786	$—	$—	$25,786	$(495)
Other real estate owned(2)	6,831	—	—	6,831	(69)
Total	$32,617	$—	$—	$32,617	$(564)

	Nine Months Ended September 30, 2013
(in thousands)	Fair Value of Assets Held at September 30, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$37,853	$—	$—	$37,853	$(1,510)
Other real estate owned(2)	10,398	—	—	10,398	(2,589)
Total	$48,251	$—	$—	$48,251	$(4,099)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$34,687	$34,687	$34,687	$—	$—
Investment securities held to maturity	17,852	18,116	—	18,116	—
Loans held for investment	1,964,762	2,006,926	—	—	2,006,926
Loans held for sale - transferred from held for investment	30,089	30,089	—	30,089	—
Loans held for sale – multifamily	53,146	53,147	—	53,147	—
Mortgage servicing rights – multifamily	9,116	10,790	—	—	10,790
Federal Home Loan Bank stock	34,271	34,271	—	34,271	—
Liabilities:
Deposits	$2,425,458	$2,426,678	$—	$2,426,678	$—
Federal Home Loan Bank advances	598,590	601,306	—	601,306	—
Securities sold under agreements to repurchase	14,225	14,225	—	14,225	—
Long-term debt	61,857	60,239	—	60,239	—

	At December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$33,908	$33,908	$33,908	$—	$—
Investment securities held to maturity	17,133	16,887	—	16,887	—
Loans held for investment	1,871,813	1,900,349	—	—	1,900,349
Loans held for sale – multifamily	556	556	—	556	—
Mortgage servicing rights – multifamily	9,335	10,839	—	—	10,839
Federal Home Loan Bank stock	35,288	35,288	—	35,288	—
Liabilities:
Deposits	$2,210,821	$2,058,533	$—	$2,058,533	$—
Federal Home Loan Bank advances	446,590	449,109	—	449,109	—
Long-term debt	64,811	63,849	—	63,849	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $2.5 million and $977 thousand at September 30, 2014 and December 31, 2013, respectively.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013

Net income	$4,975	$1,662	$16,638	$24,670
Weighted average shares:
Basic weighted-average number of common shares outstanding	14,805,780	14,388,559	14,797,019	14,374,943
Dilutive effect of outstanding common stock equivalents (1)	162,458	402,112	160,015	418,484
Diluted weighted-average number of common stock outstanding	14,968,238	14,790,671	14,957,034	14,793,427
Earnings per share:
Basic earnings per share	$0.34	$0.12	$1.12	$1.72
Diluted earnings per share	$0.33	$0.11	$1.11	$1.67

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2014 and 2013 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 104,514 and 112,765 at September 30, 2014 and 2013, respectively.

NOTE 10–SHARE-BASED COMPENSATION PLANS:

For the three months ended September 30, 2014 and 2013, $416 thousand and $273 thousand of compensation costs, respectively, were recognized for share-based compensation awards. For the nine months ended September 30, 2014 and 2013, $1.1 million and $808 thousand of compensation costs, respectively, was recognized for share-based compensation awards.

2014 Equity Incentive Plan

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the “2014 EIP”). Under the 2014 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2014 EIP include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock, performance share awards and performance compensation awards. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2014 EIP is 900,000 shares, which includes shares of common stock that were still available for issuance under the 2010 Plan and the 2011 Plan.

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the nine months ended September 30, 2014, is as follows.

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2013	654,216	$11.54	8.1	$5,559
Cancelled or forfeited	(9,688)	11.00	7.4	59
Exercised	(43,504)	2.98	6.4	734
Options outstanding at September 30, 2014	601,024	12.16	7.5	3,170
Options that are exercisable and expected to be exercisable (1)	597,664	12.17	7.5	3,150
Options exercisable	382,539	$11.64	7.4	$2,164

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 43,504 options have been exercised during the nine months ended September 30, 2014, resulting in cash received and related income tax benefits totaling $897 thousand. At September 30, 2014, there was $500 thousand of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of six months.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2013	53,951	$18.18
Granted	74,645	17.99
Vested	(8,559)	15.39
Restricted shares outstanding at September 30, 2014	120,037	18.26
Nonvested at September 30, 2014	120,037	$18.26

At September 30, 2014, there was $1.7 million of total unrecognized compensation costs related to nonvested restricted shares. Unrecognized compensation costs are generally expected to be recognized over a weighted average period of 2.3 years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date.

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

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment is also responsible for the management of the Company's portfolio of investment securities.

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

Financial highlights by operating segment were as follows.

	Three Months Ended September 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,145	$20,163	$25,308
Provision for credit losses	—	—	—
Noninterest income	42,153	3,660	45,813
Noninterest expense	45,228	18,930	64,158
Income before income taxes	2,070	4,893	6,963
Income tax expense	629	1,359	1,988
Net income	$1,441	$3,534	$4,975
Average assets	$697,601	$2,584,404	$3,282,005

	Three Months Ended September 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,317	$16,095	$20,412
Provision (reversal of provision) for credit losses	—	(1,500)	(1,500)
Noninterest income	34,696	3,478	38,174
Noninterest expense	43,468	14,648	58,116
(Loss) income before income taxes	(4,455)	6,425	1,970
Income tax (benefit) expense	(1,260)	1,568	308
Net (loss) income	$(3,195)	$4,857	$1,662
Average assets	$619,962	$2,166,332	$2,786,294

	Nine Months Ended September 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$11,368	$59,799	$71,167
Provision (reversal of provision) for credit losses	—	(1,500)	(1,500)
Noninterest income	120,938	13,232	134,170
Noninterest expense	124,563	58,657	183,220
Income before income taxes	7,743	15,874	23,617
Income tax expense	2,508	4,471	6,979
Net income	$5,235	$11,403	$16,638
Average assets	$571,063	$2,552,154	$3,123,217

	Nine Months Ended September 30, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$12,050	$41,012	$53,062
Provision for credit losses	—	900	900
Noninterest income	145,083	9,590	154,673
Noninterest expense	126,215	44,412	170,627
Income before income taxes	30,918	5,290	36,208
Income tax expense	10,786	752	11,538
Net income	$20,132	$4,538	$24,670
Average assets	$602,443	$2,025,785	$2,628,228

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

•	our ability to complete our pending acquisition, including resolution of any related litigation, and effectively integrate
Simplicity with our operations;

•	our ability to maintain our data security, including unauthorized electronic access, physical custody and inadvertent disclosure, and including potential reputational harm and litigation risks;

•	our ability to implement and maintain appropriate disclosure controls and procedures and internal controls over financial reporting;

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

Summary Financial Data

	At or for the Quarter Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

Income statement data (for the period ended):
Net interest income	$25,308	$23,147	$22,712	$21,382	$20,412	$71,167	$53,062
Provision (reversal of provision) for credit losses	—	—	(1,500)	—	(1,500)	(1,500)	900
Noninterest income	45,813	53,650	34,707	36,072	38,174	134,170	154,673
Noninterest expense	64,158	62,971	56,091	58,868	58,116	183,220	170,627
Net income (loss) before tax expense (benefit)	6,963	13,826	2,828	(1,414)	1,970	23,617	36,208
Income tax expense (benefit)	1,988	4,464	527	(553)	308	6,979	11,538
Net income (loss)	$4,975	$9,362	$2,301	$(861)	$1,662	$16,638	$24,670
Basic earnings (loss) per common share	$0.34	$0.63	$0.16	$(0.06)	$0.12	$1.12	$1.72
Diluted earnings (loss) per common share	$0.33	$0.63	$0.15	$(0.06)	$0.11	$1.11	$1.67
Common shares outstanding	14,852,971	14,849,692	14,846,519	14,799,991	14,422,354	14,852,971	14,422,354
Weighted average common shares:
Basic	14,805,780	14,800,853	14,784,424	14,523,405	14,388,559	14,797,019	14,374,943
Diluted	14,968,238	14,954,998	14,947,864	14,523,405	14,790,671	14,957,034	14,793,427
Shareholders’ equity per share	$19.83	$19.41	$18.42	$17.97	$18.60	$19.83	18.60
Financial position (at period end):
Cash and cash equivalents	$34,687	$74,991	$47,714	$33,908	$37,906	$34,687	$37,906
Investment securities	449,948	454,966	446,639	498,816	574,894	449,948	574,894
Loans held for sale	698,111	549,440	588,465	279,941	385,110	698,111	385,110
Loans held for investment, net	1,964,762	1,812,895	1,662,623	1,871,813	1,510,169	1,964,762	1,510,169
Mortgage servicing rights	124,593	117,991	158,741	162,463	146,300	124,593	146,300
Other real estate owned	10,478	11,083	12,089	12,911	12,266	10,478	12,266
Total assets	3,474,656	3,235,676	3,124,812	3,066,054	2,854,323	3,474,656	2,854,323
Deposits	2,425,458	2,417,712	2,371,358	2,210,821	2,098,076	2,425,458	2,098,076
Federal Home Loan Bank advances	598,590	384,090	346,590	446,590	338,690	598,590	338,690
Repurchase agreements	14,225	14,681	—	—	—	14,225	—
Shareholders’ equity	294,568	288,249	273,510	265,926	268,208	294,568	268,208
Financial position (averages):
Investment securities	$457,545	$447,458	$477,384	$565,869	$556,862	$460,723	$497,857
Loans held for investment	1,917,503	1,766,788	1,830,330	1,732,955	1,475,011	1,838,526	1,406,582
Total interest-earning assets	2,952,916	2,723,687	2,654,078	2,624,287	2,474,397	2,777,988	2,347,560
Total interest-bearing deposits	1,861,164	1,900,681	1,880,358	1,662,180	1,488,076	1,880,664	1,519,615
Federal Home Loan Bank advances	442,409	350,271	323,832	343,366	374,682	372,605	277,192
Repurchase agreements	11,149	1,129	—	—	—	4,134	3,638
Total interest-bearing liabilities	2,376,579	2,313,937	2,267,904	2,232,456	2,045,155	2,319,872	1,906,023
Shareholders’ equity	295,229	284,365	272,596	268,328	271,286	284,146	275,463

Summary Financial Data (continued)

	At or for the Quarter Ended									At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2014		Jun. 30, 2014		Mar. 31, 2014		Dec. 31, 2013		Sept. 30, 2013	Sept. 30, 2014		Sept. 30, 2013

Financial performance:
Return on average shareholders’ equity (1)	6.74%		13.17%		3.38%		(1.28)%		2.45%	7.81%		11.94%
Return on average total assets	0.61%		1.22%		0.30%		(0.12)%		0.24%	0.71%		1.25%
Net interest margin (2)	3.50%		3.48%		3.51%		3.34%		3.41%	3.50%		3.12%	(3)
Efficiency ratio (4)	90.21%		82.00%		97.69%		102.46%		99.20%	89.23%		82.14%
Asset quality:
Allowance for credit losses	$22,111		$22,168		$22,317		$24,089		$24,894	$22,111		$24,894
Allowance for loan losses/total loans	1.10%	(5)	1.19%	(5)	1.31%	(5)	1.26%	(5)	1.61%	1.10%	(5)	1.61%
Allowance for loan losses/nonaccrual loans	109.75%		103.44%		96.95%		93.00%		92.30%	109.75%		92.30%
Total nonaccrual loans (6)	$19,906	(7)	$21,197	(7)	$22,823	(7)	$25,707	(7)	$26,753	$19,906	(7)	$26,753
Nonaccrual loans/total loans	1.00%		1.16%		1.35%		1.36%		1.74%	1.00%		1.74%
Other real estate owned	$10,478		$11,083		$12,089		$12,911		$12,266	$10,478		$12,266
Total nonperforming assets	$30,384	(7)	$32,280	(7)	$34,912	(7)	$38,618	(7)	$39,019	$30,384		$39,019
Nonperforming assets/total assets	0.87%		1.00%		1.12%		1.26%		1.37%	0.87%		1.37%
Net charge-offs	$57		$149		$272		$805		$1,464	$478		$3,757
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.63%		10.17%		9.94%		9.96%		10.85%	9.63%		10.85%
Tier 1 risk-based capital (to risk-weighted assets)	13.03%		13.84%		13.99%		14.12%		17.19%	13.03%		17.19%
Total risk-based capital (to risk-weighted assets)	13.96%		14.84%		15.04%		15.28%		18.44%	13.96%		18.44%
Other data:
Full-time equivalent employees (ending)	1,598		1,546		1,491		1,502		1,426	1,598		1,426

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the Trust Preferred Securities ("TruPS") for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.21% for the nine months ended September 30, 2013.

(4)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(5)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses/total loans was 1.18%, 1.31%, 1.46% and 1.40% at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively.

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

(7)
Includes $6.3 million, $6.5 million, $6.6 million and $6.5 million of nonperforming loans at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively, that are guaranteed by the Small Business Administration ("SBA").

	At or for the Quarter Ended					At or for the Nine Months Ended
(in thousands)	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$10,593,265	$9,895,074	$12,198,479	$11,795,621	$11,286,244	$10,593,265	$11,286,244
Multifamily	703,197	704,997	721,464	720,429	722,767	703,197	722,767
Other	86,589	97,996	99,340	95,673	50,629	86,589	50,629
Total loans serviced for others	$11,383,051	$10,698,067	$13,019,283	$12,611,723	$12,059,640	$11,383,051	$12,059,640

Loan production volumes:
Single family mortgage closed loans (1) (2)	$1,294,895	$1,100,704	$674,283	$773,146	$1,187,061	$3,069,882	$3,686,503
Single family mortgage interest rate lock commitments(2)	1,167,677	1,201,665	803,308	662,015	786,147	3,172,650	3,245,259
Single family mortgage loans sold(2)	1,179,464	906,342	619,913	816,555	1,326,888	2,705,719	3,916,918
Multifamily mortgage originations	60,699	23,105	11,343	16,325	10,734	95,147	74,643
Multifamily mortgage loans sold	20,409	15,902	6,263	15,775	21,998	42,574	87,971

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

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

Management’s Overview of Third Quarter 2014 Financial Performance

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement with WMS Series LLC, whose businesses are known as Windermere Mortgage Services and Penrith Home Loans.

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

At September 30, 2014, we had total assets of $3.47 billion, net loans held for investment of $1.96 billion, deposits of $2.43 billion and shareholders’ equity of $294.6 million.

Results for the third quarter of 2014 reflect the continued growth of our mortgage banking business and investments to expand our commercial and consumer business. Since September 2013, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 19 home loan centers, one commercial lending center, one residential construction center and 10 retail deposit branches, four de novo and six from acquisitions, to bring our total home loan centers to 55, our total commercial centers to five and our total retail deposit branches to 33.
On September 29, 2014, HomeStreet announced plans to merge with Simplicity Bancorp, Inc., a Maryland corporation and savings and loan holding company headquartered in Covina, California. HomeStreet will be the surviving company in the merger. Immediately following the merger, Simplicity Bank, a federally chartered savings bank institution, will merge with HomeStreet Bank with HomeStreet Bank continuing as the resulting bank’s name and brand. The transaction, structured as a stock-for-stock merger, is expected to have a total value of approximately $128.0 million as of the announcement date. On a pro forma basis, the combined company will have approximately $4.32 billion in assets, total deposits of approximately $3.09 billion and loans held for investment of approximately $2.69 billion as of September 30, 2014. At the time of the anticipated closing, the combined company is expected to have a network of more than 100 retail deposit branches and stand-alone lending centers in six states. Upon completion of the merger, the resulting bank will operate under the HomeStreet Bank name and brand. The transaction is expected to be completed in the first quarter of 2015, after obtaining certain approvals of the shareholders of each company and the necessary regulatory approvals.

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

1 DUS® is a registered trademark of Fannie Mae	58

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

Consolidated Financial Performance

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,			Percent Change
(in thousands, except per share data and ratios)	2014	2013	2014 vs. 2013	2014	2013		2014 vs. 2013

Selected statement of operations data
Total net revenue	$71,121	$58,586	21%	$205,337	$207,735		(1)%
Total noninterest expense	64,158	58,116	10	183,220	170,627		7
Provision (reversal of provision) for credit losses	—	(1,500)	(100)	(1,500)	900		NM
Income tax expense	1,988	308	545	6,979	11,538		(40)
Net income	$4,975	$1,662	199%	$16,638	$24,670		(33)%

Financial performance
Diluted earnings per common share	$0.33	$0.11		$1.11	$1.67
Return on average common shareholders’ equity	6.74%	2.45%		7.81%	11.94%
Return on average assets	0.61%	0.24%		0.71%	1.25%
Net interest margin	3.50%	3.41%		3.50%	3.12%	(1)

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	9.63%	10.85%		9.63%	10.85%
Tier 1 risk-based capital (to risk-weighted assets)	13.03%	17.19%		13.03%	17.19%
Total risk-based capital (to risk-weighted assets)	13.95%	18.44%		13.95%	18.44%

(1)
Net interest margin for the first quarter of 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.21% for the nine months ended September 30, 2013.

For the third quarter of 2014, net income was $5.0 million, or $0.33 per diluted share, compared to $1.7 million, or $0.11 per diluted share for the third quarter of 2013. Return on equity was 6.74% for the third quarter of 2014 (on an annualized basis), compared to 2.45% for the same period last year, while return on average assets was 0.61% for the third quarter of 2014 (on an annualized basis), compared to 0.24% for the same period last year.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income was $3.5 million in the third quarter of 2014, compared to $4.9 million in the third quarter of 2013.

Commercial and Consumer Banking segment net interest income was $20.2 million for the third quarter of 2014, an increase of $4.1 million, or 25.3%, from $16.1 million for the third quarter of 2013, primarily due to growth in average balances of loans held for investment, both from originations and from our acquisitions in the fourth quarter of 2013.

In recognition of the Company's improving credit trends and lower charge-offs, the Company recorded no provision in the third quarter of 2014 compared to a release of $1.5 million of reserves in the third quarter of 2013. Net charge-offs were $57 thousand in the third quarter of 2014, a decrease of $1.4 million, or 96.1%, from $1.5 million in the third quarter of 2013. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.10% of loans held for investment at September 30, 2014 compared to 1.61% at September 30, 2013, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 1.18% of loans held for investment at September 30, 2014. Nonperforming assets of $30.4 million, or 0.87% of total assets at September 30, 2014, were down significantly from September 30, 2013 when nonperforming assets were $39.0 million, or 1.37% of total assets.

Commercial and Consumer Banking segment noninterest expense of $18.9 million increased $4.3 million, or 29.2%, from $14.6 million in the third quarter of 2013, primarily due to increased costs from fourth quarter 2013 acquisitions and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. We added 10 retail deposit branches, four de novo and six from acquisitions, and increased the segment's headcount by 20% during the twelve-month period.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $1.4 million in the third quarter of 2014, compared to a net loss of $3.2 million in the third quarter of 2013. The increase in net income is primarily due to higher noninterest income resulting from higher interest rate lock commitment volumes.

Mortgage Banking noninterest income of $42.2 million increased $7.5 million, or 21.5%, from $34.7 million in the third quarter of 2013, primarily due to a 48.5% increase in mortgage interest rate lock commitment volumes, partially offset by lower secondary market margins. Increased commitment volumes reflect, in part, sharp increases in market interest rates late in the second quarter of 2013 which negatively impacted third quarter 2013 origination activity. Additionally, we have expanded our mortgage production offices and increased our mortgage production personnel by 26.8% at September 30, 2014 compared to September 30, 2013. At the same time, secondary market profit margins have declined, as the mortgage market became substantially more competitive as lenders tried to secure a reliable flow of production through competitive pricing.

Mortgage Banking noninterest expense of $45.2 million increased $1.8 million, or 4.0%, from $43.5 million in the third quarter of 2013, primarily due to higher commission and incentive expense and general and administrative expenses resulting from a 9.1% increase in closed loan volumes and overall growth in personnel and expansion into new markets. We added 19 home loan centers and increased the segment's headcount by 7.7% during the twelve-month period.

Regulatory Matters

The Bank remains well-capitalized, with Tier 1 leverage and total risk-based capital ratios at September 30, 2014 of 9.63% and 13.96%, respectively, compared with 10.85% and 18.44% at September 30, 2013. The decline in the Bank's capital ratios from September 30, 2013 was primarily attributable to the fourth quarter 2013 cash acquisitions of Fortune Bank, Yakima National Bank and two branches from AmericanWest Bank, which resulted in $14.4 million of net intangible assets at September 30, 2014 which are not included as capital for regulatory purposes and resulted in an increase in average and risk-weighted assets, as well as overall growth in total risk-weighted assets.

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

	Three Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$27,631	$13	0.19%	$37,671	$17	0.24%
Investment securities	457,545	3,141	2.72%	556,862	4,452	3.20%
Loans held for sale	550,237	5,393	3.89%	404,853	4,004	3.96%
Loans held for investment	1,917,503	20,402	4.22%	1,475,011	15,453	4.18%
Total interest-earning assets	2,952,916	28,949	3.89%	2,474,397	23,926	3.88%
Noninterest-earning assets (2)	329,089			311,897
Total assets	$3,282,005			$2,786,294
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$281,820	301	0.42%	$254,277	265	0.41%
Savings accounts	174,849	238	0.54%	123,444	140	0.45%
Money market accounts	1,001,709	1,125	0.45%	848,300	1,060	0.50%
Certificate accounts	402,786	700	0.69%	383,221	762	0.79%
Total interest-bearing deposits	1,861,164	2,364	0.50%	1,609,242	2,227	0.57%
Federal Home Loan Bank advances	442,409	509	0.46%	374,682	434	0.46%
Securities sold under agreements to repurchase	11,149	6	0.21%	—	—	—%
Long-term debt	61,857	271	1.74%	61,231	274	1.75%
Other borrowings	—	20	—%	—	—	—%
Total interest-bearing liabilities	2,376,579	3,170	0.53%	2,045,155	2,935	0.57%
Noninterest-bearing liabilities	610,197			469,853
Total liabilities	2,986,776			2,515,008
Shareholders’ equity	295,229			271,286
Total liabilities and shareholders’ equity	$3,282,005			$2,786,294
Net interest income (3)		$25,779			$20,991
Net interest spread			3.36%			3.31%
Impact of noninterest-bearing sources			0.14%			0.10%
Net interest margin			3.50%			3.41%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $471 thousand and $579 thousand for the three months ended September 30, 2014 and September 30, 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest		Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$30,793	$45	0.19%	$27,488	$46		0.26%
Investment securities	460,723	10,005	2.90%	497,857	11,175		2.99%
Loans held for sale	447,946	12,863	3.84%	415,633	11,218		3.60%
Loans held for investment	1,838,526	59,089	4.30%	1,406,582	43,795		4.13%
Total interest-earning assets	2,777,988	82,002	3.95%	2,347,560	66,234		3.75%
Noninterest-earning assets (2)	345,229			280,668
Total assets	$3,123,217			$2,628,228
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$268,282	657	0.33%	$224,942	656		0.39%
Savings accounts	166,896	657	0.53%	114,023	358		0.42%
Money market accounts	969,262	3,224	0.44%	776,267	2,890		0.50%
Certificate accounts	476,224	2,542	0.71%	448,315	4,189		1.25%
Total interest-bearing deposits	1,880,664	7,080	0.50%	1,563,547	8,093		0.69%
Federal Home Loan Bank advances	372,605	1,366	0.49%	277,192	1,113		0.53%
Securities sold under agreements to repurchase	4,134	7	0.23%	3,638	11		0.40%
Long-term debt	62,469	851	1.82%	61,646	2,274	(3)	4.86%	(3)
Other borrowings	—	32	—%	—	—		—%
Total interest-bearing liabilities	2,319,872	9,336	0.54%	1,906,023	11,491		0.79%
Noninterest-bearing liabilities	519,199			446,742
Total liabilities	2,839,071			2,352,765
Shareholders’ equity	284,146			275,463
Total liabilities and shareholders’ equity	$3,123,217			$2,628,228
Net interest income (4)		$72,666			$54,743
Net interest spread			3.41%				2.96%
Impact of noninterest-bearing sources			0.09%				0.16%
Net interest margin			3.50%				3.12%	(3)

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Interest expense for the first quarter of 2013 included $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.21% for the nine months ended September 30, 2013.

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.5 million and $1.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $713 thousand and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $2.2 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Net Income

Net income was $5.0 million for the three months ended September 30, 2014, an increase of $3.3 million from net income of $1.7 million for the three months ended September 30, 2013, primarily due to higher average balances of interest-earning assets and higher net gain on mortgage loan origination and sale activities. For the first nine months of 2014, net income was $16.6 million, a decrease of $8.0 million, or 32.6%, from $24.7 million for the first nine months of 2013. The decline in net income from the first nine months of 2013 mainly resulted from a decrease in noninterest income, primarily due to a significantly lower gain on mortgage loan origination and sale activities driven by lower single family interest rate lock commitments. Included in noninterest income for the first nine months of 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment. No similar transactions occurred in the first nine months of 2013.

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

Net interest income on a tax equivalent basis was $25.8 million for the third quarter of 2014, an increase of $4.8 million, or 22.8%, from $21.0 million for the third quarter of 2013. For the first nine months of 2014, net interest income was $72.7 million, an increase of $17.9 million, or 32.7%, from $54.7 million for the first nine months of 2013. The net interest margin for the third quarter of 2014 improved to 3.50% from 3.41% in the third quarter of 2013, and improved to 3.50% for the nine months ended September 30, 2014 from 3.12% for the same period last year. The net interest margin increase from the third quarter of 2013 resulted from higher yields on higher average balances of loans held for investment. Included in interest expense for the nine months ended September 30, 2013 was expense of $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin for the nine months ended September 30, 2013 was 3.21%.
Total average interest-earning assets increased from the three and nine months ended September 30, 2013, primarily as a result of growth in average loans held for investment, both from originations and from fourth quarter 2013 acquisitions. Total average interest-bearing deposit balances increased from the prior periods primarily due to acquisition-related and organic growth in transaction and savings deposits.

Total interest income on a tax equivalent basis of $28.9 million in the third quarter of 2014 increased $5.0 million, or 21.0%, from $23.9 million in the third quarter of 2013, primarily driven by higher yields on higher average balances of loans held for investment. Average balances of loans held for investment increased $442.5 million, or 30.0%, from the third quarter of 2013. For the first nine months of 2014, interest income was $82.0 million, an increase of $15.8 million, or 23.8%, from $66.2 million in the same period last year resulting from higher yields on higher average balances of loans held for investment.

Total interest expense of $3.2 million in the third quarter of 2014 increased $235 thousand, or 8.0%, from $2.9 million in the third quarter of 2013. Higher average balances of interest-bearing deposits in the third quarter of 2014 were primarily offset by a 7 basis point reduction in the cost of interest-bearing deposits. For the first nine months of 2014, interest expense was $9.3 million, a decrease of $2.2 million, or 18.8%, from $11.5 million in the nine months ended September 30, 2013, reflecting a 19 basis point decrease in the cost of interest-bearing deposits. Included in interest expense for the nine months ended September 30, 2013 was expense of $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest.

Provision for Credit Losses

In recognition of our improving credit trends and lower charge-offs, we recorded no provision in the third quarter of 2014, compared to a reversal of provision of $1.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, we recorded a reversal of provision of $1.5 million, compared to a provision of $900 thousand during the same period in the prior year. Nonaccrual loans declined to $19.9 million at September 30, 2014, a decrease of $5.8 million, or 22.6%, from $25.7 million at December 31, 2013. Nonaccrual loans as a percentage of total loans was 1.00% at September 30, 2014 compared to 1.36% at December 31, 2013.

Net charge-offs of $57 thousand in the third quarter of 2014 were down $1.4 million from net charge-offs of $1.5 million in the third quarter of 2013. For the first nine months of 2014, net charge-offs were $478 thousand compared to $3.8 million in the same period last year. The decrease in net charge-offs in the three and nine months ended September 30, 2014 compared to the same periods of 2013 was primarily due to lower charge-offs on single family and commercial real estate loans. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income was $45.8 million in the third quarter of 2014, an increase of $7.6 million, or 20.0%, from $38.2 million in the third quarter of 2013. For the first nine months of 2014, noninterest income was $134.2 million, a decrease of $20.5 million, or 13.3%, from $154.7 million in the same period last year. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The increase in noninterest income in the third quarter of 2014 compared to the third quarter of 2013 was primarily the result of higher net gain on mortgage loan origination and sale activities due mostly to increased interest rate lock commitment volumes and a $2.1 million increase in mortgage servicing income. Our single family mortgage interest rate lock commitments of $1.17 billion in the third quarter of 2014 increased 48.5% compared to $786.1 million in the third quarter of 2013. Included in noninterest income for the first nine months of 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment. No similar transactions occurred in the first nine months of 2013.

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2014	2013			2014		2013

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$37,642	$33,491	$4,151	12%	$104,946	(2)	$139,870	$(34,924)	(25)%
Mortgage servicing income	6,155	4,011	2,144	53	24,284	(3)	9,265	15,019	162
Income (loss) from WMS Series LLC	(122)	(550)	428	(78)	(69)		1,063	(1,132)	(106)
Loss on debt extinguishment	2	—	2	NM	(573)		—	(573)	NM
Depositor and other retail banking fees	944	791	153	19	2,676		2,273	403	18
Insurance agency commissions	256	242	14	6	892		612	280	46
Gain (loss) on securities available for sale	480	(184)	664	(361)	1,173		6	1,167	19,450
Other	456	373	83	22	841		1,584	(743)	(47)
Total noninterest income	$45,813	$38,174	$7,639	20%	$134,170		$154,673	$(20,503)	(13)%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

(2)	Includes $4.6 million in pre-tax gain during the first six months of 2014 from the sale of loans that were originally held for investment.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during the quarter ended June 30, 2014.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2014	2013			2014		2013

Single family held for sale:
Servicing value and secondary market gains(1)	$29,866	$23,076	$6,790	29%	$79,658		$110,760	$(31,102)	(28)%
Loan origination and funding fees	6,947	8,302	(1,355)	(16)	18,489		24,363	(5,874)	(24)
Total single family held for sale	36,813	31,378	5,435	17	98,147		135,123	(36,976)	(27)
Multifamily	930	2,113	(1,183)	(56)	2,019		4,747	(2,728)	(57)
Other	(101)	—	(101)	NM	4,780	(2)	—	4,780	NM
Net gain on mortgage loan origination and sale activities	$37,642	$33,491	$4,151	12%	$104,946		$139,870	$(34,924)	(25)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $4.6 million in pre-tax gain during the first six months of 2014 from the sale of loans that were originally held for investment.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Single family mortgage closed loan volume (1)	$1,294,895	$1,187,061	$107,834	9%	$3,069,882	$3,686,503	$(616,621)	(17)%
Single family mortgage interest rate lock commitments (1)	1,167,677	786,147	381,530	49	3,172,650	3,245,259	(72,609)	(2)

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

During the third quarter of 2014, single family closed loan production increased 9.1% and single family interest rate lock commitments increased 48.5% compared to the third quarter of 2013. For the first nine months of 2014, single family closed loan production decreased 16.7% and single family interest rate lock commitments decreased 2.2% compared to the same period last year. These decreases were mainly the result of higher mortgage interest rates beginning in the second quarter of 2013 that led to a reduction in refinance mortgage activity since then.

Net gain on mortgage loan origination and sale activities was $37.6 million for the third quarter of 2014, an increase of $4.2 million, or 12.4%, from $33.5 million for the third quarter of 2013. This increase predominantly reflected higher mortgage interest rate lock commitment volumes as a result of the expansion of our mortgage lending operations. Mortgage production personnel grew by approximately 26.8% at September 30, 2014 compared to September 30, 2013.

For the first nine months of 2014, net gain on mortgage loan origination and sale activities was $104.9 million, a decrease of $34.9 million, or 25.0%, from $139.9 million in the same period last year. Significant decreases in mortgage refinance activities were partially offset by a slow growing purchase market and the expansion of our mortgage lending operations. Included in net gain on mortgage loan origination and sale activities for the first nine months of 2014 was a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(518)	$(505)	$(1,070)	$(1,513)
	$(518)	$(505)	$(1,070)	$(1,513)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

Mortgage servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2014	2013			2014		2013

Servicing income, net:
Servicing fees and other	$9,350	$8,934	$416	5%	$29,311		$24,497	$4,814	20%
Changes in fair value of MSRs due to modeled amortization (1)	(6,212)	(5,665)	(547)	10	(19,289)		(18,305)	(984)	5
Amortization of multifamily MSRs	(425)	(433)	8	(2)	(1,283)		(1,347)	64	(5)
	2,713	2,836	(123)	(4)	8,739		4,845	3,894	80
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	899	(2,456)	3,355	(137)	(7,836)	(3)	16,812	(24,648)	(147)
Net gain (loss) from derivatives economically hedging MSRs	2,543	3,631	(1,088)	(30)	23,381		(12,392)	35,773	(289)
	3,442	1,175	2,267	193	15,545		4,420	11,125	252
Mortgage servicing income	$6,155	$4,011	$2,144	53%	$24,284		$9,265	$15,019	162%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the during the quarter ended June 30, 2014.

For the third quarter of 2014, mortgage servicing income was $6.2 million, an increase of $2.1 million, or 53.5%, from $4.0 million in the third quarter of 2013, primarily due to improved risk management results.

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

The net performance of our MSR risk management activities for the third quarter of 2014 was a gain of $3.4 million compared to a gain of $1.2 million in the third quarter of 2013. The higher hedging gain in 2014 largely reflected higher sensitivity to interest rates for the Company's MSRs, which led the Company to increase the notional amount of derivative instruments used to economically hedge MSRs. The higher notional amount of derivative instruments, along with a steeper yield curve, resulted in higher net gains from MSR risk management, which positively impacted mortgage servicing income. In addition, MSR risk management results for 2014 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to historically low prepayment speeds experienced during 2014 resulting in lower projected prepayment speeds.

Mortgage servicing fees collected in the third quarter of 2014 were $9.4 million, an increase of $416 thousand, or 4.7%, from $8.9 million in the third quarter of 2013. Our loans serviced for others portfolio was $11.38 billion at September 30, 2014 compared to $12.61 billion at December 31, 2013 and $12.06 billion at September 30, 2013. The lower balance at quarter end was the result of the June 30, 2014 sale of the rights to service $2.96 billion of single family mortgage loans. Mortgage servicing fees collected in future periods will be negatively impacted in the short term because the balance of the loans serviced for others portfolio was reduced as a consequence of this sale.

Income (loss) from WMS Series LLC in the third quarter of 2014 was a loss of $122 thousand compared to a loss of $550 thousand in the third quarter of 2013. The improvement in 2014 was primarily due to a 3.6% increase in interest rate lock commitments and a 24.4% decrease in closed loan volume, which were $114.7 million and $145.8 million, respectively, for the three months ended September 30, 2014 compared to $110.7 million and $192.9 million, respectively, for the same period in 2013.

Depositor and other retail banking fees for the three and nine months ended September 30, 2014 increased from the three and nine months ended September 30, 2013, primarily driven by an increase in the number of transaction accounts as we grow our retail deposit branch network. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Fees:
Monthly maintenance and deposit-related fees	$423	$387	$36	9%	$1,241	$1,106	$135	12%
Debit Card/ATM fees	511	381	130	34	1,397	1,104	293	27
Other fees	10	23	(13)	(57)	38	63	(25)	(40)
Total depositor and other retail banking fees	$944	$791	$153	19%	$2,676	$2,273	$403	18%

Noninterest Expense

Noninterest expense was $64.2 million in the third quarter of 2014, an increase of $6.0 million, or 10.4%, from $58.1 million in the third quarter of 2013. For the first nine months of 2014, noninterest expense was $183.2 million, an increase of $12.6 million, or 7.4%, from $170.6 million for the same period last year. The increase in noninterest expense in the third quarter of 2014 was primarily the result of a $2.9 million increase in salaries and related costs, a $1.5 million increase in occupancy, and a $1.1 million increase in general and administrative costs. The increase in noninterest expense for the three and nine months of 2014 compared to prior year was primarily a result of the integration of our acquisitions and a 12.1% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. These additions to personnel were partially offset by attrition and position eliminations in mortgage production, mortgage operations, and in commercial lending and administration. We have been eliminating positions since the fourth quarter of 2013 in response to a slowdown in mortgage activity as well as the integration of our acquisitions and we expect such eliminations to improve efficiency and performance.

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Noninterest expense
Salaries and related costs	$42,604	$39,689	$2,915	7%	$118,681	$113,330	$5,351	5%
General and administrative	10,326	9,234	1,092	12	31,593	30,434	1,159	4
Legal	630	844	(214)	(25)	1,571	2,054	(483)	(24)
Consulting	628	884	(256)	(29)	2,182	2,343	(161)	(7)
Federal Deposit Insurance Corporation assessments	682	227	455	200	1,874	937	937	100
Occupancy	4,935	3,484	1,451	42	14,042	9,667	4,375	45
Information services	4,220	3,552	668	19	13,597	10,122	3,475	34
Net cost of operation and sale of other real estate owned	133	202	(69)	(34)	(320)	1,740	(2,060)	(118)
Total noninterest expense	$64,158	$58,116	$6,042	10%	$183,220	$170,627	$12,593	7%

The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $42.6 million in the third quarter of 2014, an increase of $2.9 million, or 7.3%, from $39.7 million in the third quarter of 2013. For the first nine months of 2014, salaries and related costs were $118.7 million, an increase of $5.4 million, or 4.7%, from $113.3 million for the same period last year. These increases primarily resulted from a 12.1% increase in full-time equivalent employees at September 30, 2014 compared to September 30, 2013.

General and administrative expense was $10.3 million in the third quarter of 2014, an increase of $1.1 million, or 11.8%, from $9.2 million in the third quarter of 2013. For the first nine months of 2014, general and administrative expenses were $31.6 million, an increase of $1.2 million, or 3.8%, from $30.4 million for the same period last year. These expenses include general office and equipment expense, marketing, taxes and insurance.

Income Tax Expense

The Company's income tax expense was $2.0 million inclusive of discrete items, representing an income tax rate of 28.6% for the third quarter of 2014. In the third quarter of 2013, the Company’s tax expense was $308 thousand, inclusive of discrete items, representing an effective rate of 15.6%. For the first nine months of 2014, income tax expense was $7.0 million, inclusive of discrete items, compared to $11.5 million, inclusive of discrete items, for the same period last year. Our effective income tax rate was 29.6%, inclusive of discrete items, for the nine months ended September 30, 2014, compared to an effective tax rate of 31.6% for the year end 2013. Our effective income tax rate in the three and nine months ended September 30, 2014 differed from the Federal statutory tax rate of 35% due to the benefit of tax-exempt interest income, the benefit of low income housing tax credit investments, and the impact of updated state income tax for Oregon, Hawaii, California, and Idaho.  Included in income tax expense for the first nine months of 2014 are $613 thousand of discrete tax items related to the adoption of ASU 2014-01, recorded in the first quarter, and federal return to provision true ups and updates to the effective state tax rate.

Review of Financial Condition – Comparison of September 30, 2014 to December 31, 2013

Total assets were $3.47 billion at September 30, 2014 and $3.07 billion at December 31, 2013. The increase in total assets was primarily due to a $418.2 million increase in loans held for sale and a $92.9 million increase in loans held for investment, partially offset by a $48.9 million decrease in investment securities. The increase in loan balances was the result of the organic growth of the Company, partially offset by the transfer of $310.5 million of single family mortgage loans out of the held for investment portfolio and into loans held for sale in March of this year and the subsequent sale of $266.8 million of these loans.

Cash and cash equivalents was $34.7 million at September 30, 2014 compared to $33.9 million at December 31, 2013, an increase of $779 thousand, or 2.3%.

Investment securities were $449.9 million at September 30, 2014 compared to $498.8 million at December 31, 2013, a decrease of $48.9 million, or 9.8%, primarily due to sales of securities.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $17.9 million at September 30, 2014, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At September 30, 2014		At December 31, 2013
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$110,837	25.7%	$133,910	27.8%
Commercial	13,571	3.1	13,433	2.8
Municipal bonds	123,042	28.5	130,850	27.2
Collateralized mortgage obligations:
Residential	54,888	12.7	90,327	18.8
Commercial	15,632	3.6	16,845	3.5
Corporate debt securities	72,112	16.7	68,866	14.3
U.S. Treasury securities	42,014	9.7	27,452	5.7
Total investment securities available for sale	$432,096	100.0%	$481,683	100.0%

Loans held for sale were $698.1 million at September 30, 2014 compared to $279.9 million at December 31, 2013, an increase of $418.2 million, or 149.4%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance is primarily due to increased single family mortgage closed loan volume during the quarter.

Loans held for investment, net were $1.96 billion at September 30, 2014 compared to $1.87 billion at December 31, 2013, a increase of $92.9 million, or 5.0%. Our single family loan portfolio decreased $116.7 million from December 31, 2013, as the Company transferred $310.5 million of single family mortgage loans out of the portfolio and into loans held for sale in March of this year. Our construction loans, including commercial construction and residential construction, increased $167.3 million from December 31, 2013, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $124.6 million at September 30, 2014 compared to $162.5 million at December 31, 2013, a decrease of $37.9 million, or 23.3%. The decline in the size of our servicing portfolio was the result of a strategic decision to sell a portion of our single family MSRs to increase capital in preparation for compliance with the new Basel III regulatory capital standards. During the second quarter of 2014, the Company sold the rights to service $2.96 billion of single family mortgage loans serviced for Fannie Mae.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2014		At December 31, 2013
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$788,232	39.6%	$904,913	47.7%
Home equity	138,276	6.9	135,650	7.1
	926,508	46.5	1,040,563	54.8
Commercial loans
Commercial real estate (1)	530,335	26.6	477,642	25.1
Multifamily	62,498	3.1	79,216	4.2
Construction/land development	297,790	15.0	130,465	6.9
Commercial business	173,226	8.8	171,054	9.0
	1,063,849	53.5	858,377	45.2
	1,990,357	100.0%	1,898,940	100.0%
Net deferred loan fees and costs	(3,748)		(3,219)
	1,986,609		1,895,721
Allowance for loan losses	(21,847)		(23,908)
	$1,964,762		$1,871,813

(1)
September 30, 2014 and December 31, 2013 balances comprised of $137.5 million and $156.7 million of owner occupied loans, respectively, and $392.8 million and $320.9 million of non-owner occupied loans, respectively.

Deposits were $2.43 billion at September 30, 2014 compared to $2.21 billion at December 31, 2013, an increase of $214.6 million, or 9.7%. This increase was due to higher balances of transaction and savings deposits, which were $1.77 billion at September 30, 2014, an increase of $234.8 million, or 15.3%, from $1.54 billion at December 31, 2013, reflecting the organic growth and expansion of our branch banking network. Certificates of deposit balances were $367.1 million at September 30, 2014, a decrease of $147.3 million, or 28.6%, from $514.4 million at December 31, 2013.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At September 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$271,669	11.2%	$199,943	9.0%
Interest-bearing transaction and savings deposits:
NOW accounts	300,832	12.4	262,138	11.9
Statement savings accounts due on demand	184,656	7.6	156,181	7.1
Money market accounts due on demand	1,015,266	41.9	919,322	41.6
Total interest-bearing transaction and savings deposits	1,500,754	61.9	1,337,641	60.6
Total transaction and savings deposits	1,772,423	73.1	1,537,584	69.6
Certificates of deposit	367,124	15.1	514,400	23.3
Noninterest-bearing accounts - other	285,911	11.8	158,837	7.1
Total deposits	$2,425,458	100.0%	$2,210,821	100.0%

Federal Home Loan Bank advances were $598.6 million at September 30, 2014 compared to $446.6 million at December 31, 2013, an increase of $152.0 million, or 34.0%. The Company uses these borrowings to primarily fund our mortgage banking and securities investment activities.

Long-term debt was $61.9 million at September 30, 2014 compared to $64.8 million at December 31, 2013, a decrease of $3.0 million, or 4.6%. During the first quarter of 2014, we redeemed $3.0 million of TruPS that were acquired as part of the acquisition of YNB in 2013.

Shareholders’ Equity

Shareholders' equity was $294.6 million at September 30, 2014 compared to $265.9 million at December 31, 2013. This increase included net income of $16.6 million and other comprehensive income of $11.5 million recognized during the nine months ended September 30, 2014, partially offset by dividend payments of $1.6 million during the first quarter of 2014. Other comprehensive income represents unrealized gains in the valuation of our investment securities portfolio at September 30, 2014.

Shareholders’ equity, on a per share basis, was $19.83 per share at September 30, 2014, compared to $17.97 per share at December 31, 2013.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2014	2013	2014	2013

Return on assets (1)	0.61%	0.24%	0.71%	1.25%
Return on equity (2)	6.74%	2.45%	7.81%	11.94%
Equity to assets ratio (3)	9.00%	9.74%	9.10%	10.48%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings (loss) available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. As of September 30, 2014, our bank branch network consists of 33 branches in the Pacific Northwest and Hawaii. At September 30, 2014 and December 31, 2013, our transaction and savings deposits totaled $1.77 billion and $1.54 billion, respectively, and our loan portfolio totaled $1.96 billion and $1.87 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended September 30,		Change	Percent Change	Nine Months Ended September 30,			Change	Percent Change
(in thousands)	2014	2013			2014		2013

Net interest income	$20,163	$16,095	$4,068	25%	$59,799		$41,012	$18,787	46%
Provision for credit losses	—	(1,500)	1,500	(100)	(1,500)		900	(2,400)	NM
Noninterest income	3,660	3,478	182	5	13,232	(1)	9,590	3,642	38
Noninterest expense	18,930	14,648	4,282	29	58,657		44,412	14,245	32
Income (loss) before income tax expense (benefit)	4,893	6,425	(1,532)	(24)	15,874		5,290	10,584	200
Income tax expense (benefit)	1,359	1,568	(209)	(13)	4,471		752	3,719	495
Net income (loss)	$3,534	$4,857	$(1,323)	(27)%	$11,403		$4,538	$6,865	151

Average assets	$2,584,404	$2,166,332	$418,072	19%	$2,552,154		$2,025,785	$526,369	26%
Efficiency ratio (2)	79.46%	74.84%			80.32%		87.77%
Full-time equivalent employees (ending)	605	504	101	20	605		504	101	20
Net gain on mortgage loan origination and sale activities:
Multifamily	930	2,113	(1,183)	—	2,019		4,747	(2,728)	—
Other	(101)	—	(101)	NM	4,780	(1)	—	4,780	NM
	$829	$2,113	$(1,284)	$—	$6,799		$4,747	$2,052	$—

Production volumes:
Multifamily mortgage originations	60,699	10,734	49,965	465	95,147		74,643	20,504	27
Multifamily mortgage loans sold	$20,409	$21,998	$(1,589)	(7)%	$42,574		$87,971	$(45,397)	(52)%
NM = not meaningful

(1)	Includes $4.6 million in pre-tax gain during the first six months of 2014 from the sale of loans that were originally held for investment.

(2)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

Commercial and Consumer Banking net income was $3.5 million for the third quarter of 2014, a decrease of $1.3 million from net income of $4.9 million for the third quarter of 2013. The decrease in net income in the third quarter of 2014 was primarily the result of a $1.5 million reversal of provision in the third quarter of 2013 compared to no provision recorded in the third quarter of 2014 as well as higher salaries and related costs and other expenses in the third quarter of 2014 related to fourth quarter 2013 acquisitions and organic growth. These were partially offset by a $4.1 million increase in net interest income, resulting from higher average balances of interest-earning assets related to our fourth quarter 2013 acquisitions. For the first nine months of 2014, Commercial and Consumer Banking net income was $11.4 million, improved by $6.9 million, from $4.5 million for the first nine months of 2013. Included in net income for the first nine months of 2014 was a $4.6 million pre-tax gain on single family mortgage origination and sale activities resulting from the sales of loans in the first half of 2014 that were originally designated as held for investment.

In recognition of our improving credit trends and lower charge-offs, we recorded no provision for credit losses in the third quarter of 2014, compared to a reversal of provision of $1.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, we recorded a reversal of provision of $1.5 million, compared to a provision of $900 thousand during the same period in the prior year.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2014	2013			2014	2013

Servicing income, net:
Servicing fees and other	$1,289	$789	$500	63%	$3,196	$2,341	$855	37%
Amortization of multifamily MSRs	(425)	(433)	8	(2)	(1,283)	(1,347)	64	(5)
Commercial mortgage servicing income	$864	$356	$508	143%	$1,913	$994	$919	92%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At September 30, 2014	At December 31, 2013

Multifamily	$703,197	$720,429
Other	86,589	95,673
Total commercial loans serviced for others	$789,786	$816,102

Commercial and Consumer Banking segment noninterest expense of $18.9 million increased $4.3 million, or 29.2%, from $14.6 million in the third quarter of 2013, primarily due to increased salaries and related costs, reflecting the growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network, including growth through acquisitions.

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

Mortgage Banking segment results are detailed below.

	Three Months Ended September 30,		Change	Percent Change	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2014	2013			2014	2013

Net interest income	$5,145	$4,317	$828	19%	$11,368	$12,050	$(682)	(6)%
Noninterest income	42,153	34,696	7,457	21	120,938	145,083	(24,145)	(17)
Noninterest expense	45,228	43,468	1,760	4	124,563	126,215	(1,652)	(1)
Income before income tax expense	2,070	(4,455)	6,525	NM	7,743	30,918	(23,175)	(75)
Income tax expense	629	(1,260)	1,889	NM	2,508	10,786	(8,278)	(77)
Net income	$1,441	$(3,195)	$4,636	NM	$5,235	$20,132	$(14,897)	(74)%

Average assets	$697,601	$619,962	$77,639	13%	$571,063	$602,443	$(31,380)	(5)%
Efficiency ratio (1)	95.62%	111.42%			94.15%	80.32%
Full-time equivalent employees (ending)	993	922	71	8	993	922	71	8
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$1,294,895	$1,187,061	$107,834	9	$3,069,882	$3,686,503	$(616,621)	(17)
Single family mortgage interest rate lock commitments(2)	1,167,677	786,147	381,530	49	3,172,650	3,245,259	(72,609)	(2)
Single family mortgage loans sold(2)	$1,179,464	$1,326,888	$(147,424)	(11)%	$2,705,719	$3,916,918	$(1,211,199)	(31)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $1.4 million for the third quarter of 2014, compared to a net loss of $3.2 million for the third quarter of 2013. For the first nine months of 2014, Mortgage Banking net income was $5.2 million, a decrease of $14.9 million, or 74.0%, from net income of $20.1 million for the first nine months of 2013. The increase in Mortgage Banking net income for the third quarter of 2014 primarily reflected increased interest rate lock commitment volume from the expansion of our mortgage production offices and a 26.8% increase in mortgage production personnel year over year.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$29,866	$23,076	$79,658	$110,760
Loan origination and funding fees	6,947	8,302	18,489	24,363
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$36,813	$31,378	$98,147	$135,123

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Net gain on mortgage loan origination and sale activities was $36.8 million for the third quarter of 2014, an increase of $5.4 million, or 17.3%, from $31.4 million in the third quarter of 2013. This increase is primarily the result of a 48.5% increase in interest rate lock commitments, which was mainly driven by the expansion of our mortgage production offices. Since September 2013, we have increased our home lending capacity and expanded our lending footprint by adding 19 home loan centers, including 12 in California, to bring our total home loan centers to 55.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2014	2013			2014		2013

Servicing income, net:
Servicing fees and other	$8,061	$8,145	$(84)	(1)%	$26,115		$22,156	$3,959	18%
Changes in fair value of MSRs due to modeled amortization (1)	(6,212)	(5,665)	(547)	10	(19,289)		(18,305)	(984)	5
	1,849	2,480	(631)	(25)	6,826		3,851	2,975	77
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	899	(2,456)	$3,355	(137)	(7,836)	(3)	16,812	$(24,648)	(147)
Net gain from derivatives economically hedging MSRs	2,543	3,631	(1,088)	(30)	23,381		(12,392)	35,773	(289)
	3,442	1,175	2,267	193	15,545		4,420	11,125	252
Mortgage Banking servicing income	$5,291	$3,655	$1,636	45%	$22,371		$8,271	$14,100	170%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the second quarter 2014 sale of single family MSRs.
Single family mortgage servicing income of $5.3 million in the third quarter of 2014 increased $1.6 million, or 45%, from $3.7 million in the third quarter of 2013, primarily due to improved risk management results. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.
For the first nine months of 2014, single family mortgage servicing income of $22.4 million increased $14.1 million, or 170.5%, from $8.3 million for the first nine months of 2013, primarily as a result of improved risk management results and servicing fees collected. Included in risk management results for the first nine months of 2014 is $4.7 million of pre-tax income recognized from the second quarter 2014 sale of single family MSRs.
Single family mortgage servicing fees collected in the third quarter of 2014 decreased $84 thousand, or 1.0%, from the third quarter of 2013. As a result of the June 30, 2014 sale of single family MSRs, the portfolio of single family loans serviced for others decreased to $10.59 billion at September 30, 2014 compared to $11.29 billion at September 30, 2013. Mortgage servicing fees collected in future periods will be negatively impacted in the short term because the balance of the loans serviced for others portfolio was reduced as a consequence of this sale.

Single family loans serviced for others consisted of the following.

(in thousands)	At September 30, 2014	At December 31, 2013

U.S. government and agency	$10,007,872	$11,467,853
Other	585,393	327,768
Total single family loans serviced for others	$10,593,265	$11,795,621

Mortgage Banking noninterest expense of $45.2 million in the third quarter of 2014 increased $1.8 million, or 4.0%, from $43.5 million in the third quarter of 2013, primarily due to higher commission and incentive expense, as closed loan volumes increased 9.1% from the third quarter of 2013, and higher general and administrative expenses resulting from our expansion into new markets.

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

Loan Underwriting Standards

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

For commercial, multifamily and construction loans, we consider the same factors with regard to the borrower and the guarantors. In addition, we evaluate liquidity, net worth, leverage, other outstanding indebtedness of the borrower, an analysis of cash expected to flow through the borrower (including the outflow to other lenders) and prior experience with the borrower. We use this information to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

Additional considerations for commercial permanent loans secured by real estate:

Our underwriting standards for commercial permanent loans generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value or discounted cash flow value, as appropriate, and that commercial properties attain debt coverage ratios (net operating income divided by annual debt servicing) of 1.25 or better.

Our underwriting standards for multifamily residential permanent loans generally require that the loan-to-value ratio for these loans not exceed 80% of appraised value, cost, or discounted cash flow value, as appropriate, and that multifamily residential properties attain debt coverage ratios of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

Additional considerations for commercial construction loans secured by real estate:

We originate a variety of real estate construction loans. Underwriting guidelines for these loans vary by loan type but include loan-to-value limits, term limits, loan advance limits and pre-leasing requirements, as applicable.

Our underwriting guidelines for commercial real estate construction loans generally require that the loan-to-value ratio not exceed 75% and stabilized debt coverage ratios of 1.25 or better.

Our underwriting guidelines for multifamily residential construction loans generally require that the loan-to-value ratio not exceed 80% and stabilized debt coverage ratios of 1.2 or better.

Our underwriting guidelines for single family residential construction loans to builders generally require that the loan-to-value ratio not exceed 85%.

As noted above, underwriting standards can be influenced by competition and other factors. However, we endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $30.4 million, or 0.87% of total assets at September 30, 2014, compared to $38.6 million, or 1.26% of total assets at December 31, 2013. Nonaccrual loans of $19.9 million, or 1.00% of total loans at September 30, 2014, decreased $5.8 million, or 22.6%, from $25.7 million, or 1.36% of total loans at December 31, 2013. OREO balances of $10.5 million at September 30, 2014 decreased $2.4 million, or 18.8%, from $12.9 million at December 31, 2013. Net charge-

offs during the three and nine months ended September 30, 2014 were $57 thousand and $478 thousand, respectively, compared with $1.5 million and $3.8 million during the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, our loans held for investment portfolio, excluding the allowance for loan losses, was $1.99 billion, an increase of $90.9 million from December 31, 2013. The allowance for loan losses decreased to $21.8 million, or 1.10% of loans held for investment, compared to $23.9 million, or 1.26% of loans held for investment at December 31, 2013.

In recognition of our improving credit trends and lower charge-offs, we recorded no provision for credit losses in the third quarter of 2014, compared to a reversal of provision of $1.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, we recorded a reversal of provision of $1.5 million, compared to a provision of $900 thousand during the nine months ended September 30, 2013.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At September 30, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,770		$97,567	$—
Loans with an allowance recorded	39,321		39,581	2,636
Total	$121,091	(1)	$137,148	$2,636

	At December 31, 2013
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,301		$112,795	$—
Loans with an allowance recorded	38,568		38,959	2,571
Total	$119,869	(1)	$151,754	$2,571

(1)	Includes $70.0 million and $70.3 million in single family performing troubled debt restructurings ("TDRs") at September 30, 2014 and December 31, 2013, respectively.

The Company had 247 impaired loans totaling $121.1 million at September 30, 2014 and 216 impaired loans totaling $119.9 million at December 31, 2013. The average recorded investment in these loans for the three and nine months ended September 30, 2014 was $119.1 million and $119.0 million, respectively, compared with $122.2 million and $123.5 million for the three and nine months ended September 30, 2013, respectively. Impaired loans of $39.3 million and $38.6 million had a valuation allowance of $2.6 million and $2.6 million at September 30, 2014 and December 31, 2013, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2013 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2014			At December 31, 2013
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$8,878	40.2%	39.6%	$11,990	49.8%	47.7%
Home equity	3,563	16.1	6.9	3,987	16.6	7.1
	12,441	56.3	46.5	15,977	66.4	54.8
Commercial loans
Commercial real estate	3,981	18.0	26.6	4,012	16.7	25.2
Multifamily	713	3.2	3.1	942	3.9	4.2
Construction/land development	2,687	12.2	15.0	1,414	5.9	6.9
Commercial business	2,289	10.3	8.8	1,744	7.1	8.9
	9,670	43.7	53.5	8,112	33.6	45.2
Total allowance for credit losses	$22,111	100.0%	100.0%	$24,089	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Allowance at the beginning of period	$22,168	$27,858	$24,089	$27,751
Provision for loan losses	—	(1,500)	(1,500)	900
Recoveries:
Consumer
Single family	65	179	106	425
Home equity	94	273	420	526
	159	452	526	951
Commercial
Commercial real estate	275	—	431	—
Construction/land development	123	348	185	699
Commercial business	51	25	198	173
	449	373	814	872
Total recoveries	608	825	1,340	1,823
Charge-offs:
Consumer
Single family	(226)	(606)	(509)	(2,468)
Home equity	(135)	(377)	(694)	(1,515)
	(361)	(983)	(1,203)	(3,983)
Commercial
Commercial real estate	—	(1,306)	(23)	(1,449)
Construction/land development	—	—	—	(148)
Commercial business	(304)	—	(592)	—
	(304)	(1,306)	(615)	(1,597)
Total charge-offs	(665)	(2,289)	(1,818)	(5,580)
(Charge-offs), net of recoveries	(57)	(1,464)	(478)	(3,757)
Balance at end of period	$22,111	$24,894	$22,111	$24,894

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$72,663	$1,379	$74,042
Home equity	2,501	20	2,521
	75,164	1,399	76,563
Commercial
Commercial real estate	23,964	1,182	25,146
Multifamily	3,101	—	3,101
Construction/land development	5,693	—	5,693
Commercial business	658	9	667
	33,416	1,191	34,607
	$108,580	$2,590	$111,170

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$70,304	$4,017	$74,321
Home equity	2,558	86	2,644
	72,862	4,103	76,965
Commercial
Commercial real estate	19,620	628	20,248
Multifamily	3,163	—	3,163
Construction/land development	6,148	—	6,148
Commercial business	112	—	112
	29,043	628	29,671
	$101,905	$4,731	$106,636

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $24.6 million and $17.8 million, at September 30, 2014 and December 31, 2013, respectively.

The Company had 231 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $111.2 million at September 30, 2014 with related unfunded commitments of $55 thousand. The Company had 204 loan relationships classified as TDRs totaling $106.6 million at December 31, 2013 with related unfunded commitments of $47 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$2,406	$1,535	$8,350	$31,480	(1)	$43,771	$2,818
Home equity	461	109	1,700	—		2,270	—
	2,867	1,644	10,050	31,480		46,041	2,818
Commercial loans
Commercial real estate	—	—	7,058	—		7,058	1,822
Multifamily	—	—	—	—		—	—
Construction/land development	—	—	—	—		—	5,838
Commercial business	44	—	2,798	—		2,842	—
	44	—	9,856	—		9,900	7,660
Total	$2,911	$1,644	$19,906	$31,480		$55,941	$10,478

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,466	$4,901	$8,861	$46,811	(1)	$67,039	$5,246
Home equity	375	75	1,846	—		2,296	—
	6,841	4,976	10,707	46,811		69,335	5,246
Commercial loans
Commercial real estate	—	—	12,257	—		12,257	1,688
Construction/land development	—	—	—	—		—	5,977
Commercial business	—	—	2,743	—		2,743	—
	—	—	15,000	—		15,000	7,665
Total	$6,841	$4,976	$25,707	$46,811		$84,335	$12,911

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2014, our primary liquidity ratio was 36.1% compared to 26.9% at December 31, 2013.

At September 30, 2014 and December 31, 2013, the Bank had available borrowing capacity of $113.8 million and $228.5 million, respectively, from the FHLB, and $390.6 million and $332.7 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2014, cash and cash equivalents increased $779 thousand, compared to an increase of $12.6 million for the nine months ended September 30, 2013. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2014, net cash of $352.6 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2013, net cash of $261.4 million was provided by operating activities, as proceeds from the sale of loans held for sale were largely offset by cash used to fund the production of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2014, net cash of $24.2 million was used in investing activities, as the Company increased the balances of its loans held for investment portfolio, primarily offset by the sale of loans originated as held for investment and the sale of investment securities. The Company elected to sell single family mortgage loans during the second quarter of 2014 to provide additional liquidity to support the commercial loan portfolio growth and to reduce the concentration of single family mortgage loans in the portfolio. For the nine months ended September 30, 2013, net cash of $447.7 million was used in investing activities, as the Company increased the balances of its investment securities portfolio and its loans held for investment portfolio.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the nine months ended September 30, 2014, net cash of $377.6 million was provided by financing activities, primarily resulting from a $214.6 million growth in deposits and net proceeds of $152.0 million of FHLB advances. For the nine months ended September 30, 2013, net cash of $199.0 million was provided by financing activities. We had net proceeds of $79.6 million of FHLB advances as the Company grew its investment securities portfolio by $157.3 million and its loans held for investment portfolio by $201.2 million, both of which required additional wholesale funding.

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

At September 30, 2014, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present the Bank’s capital amounts and ratios.

	At September 30, 2014
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$312,141	9.63%	$129,613	4.0%	$162,016	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	312,141	13.03%	95,808	4.0%	143,713	6.0%
Total risk-based capital (to risk-weighted assets)	$334,251	13.96%	$191,617	8.0%	$239,521	10.0%

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.12%	81,708	4.0%	122,562	6.0%
Total risk-based capital (to risk-weighted assets)	$315,762	15.28%	$163,415	8.0%	$204,269	10.0%

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

Market Risk Management

For a discussion of the quantitative and qualitative disclosures about market risk, see Part I, Item 3 Quantitative and Qualitative Disclosures About Market Risk, Market Risk Management in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, which discussion highlights developments since December 31, 2013 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K.

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

There have been no material changes in the Company’s market risk management since June 30, 2014. Since December 31, 2013, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Registrant carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.
After the closing of the Registrant’s books for the quarter ended September 30, 2014 and during the preparation of the Registrant’s financial statements as of and for the three and nine month periods then ended, management discovered errors in the Registrant’s analysis of hedge effectiveness related to fair value hedge accounting for fourteen commercial loans and related swap or derivative instruments designed to hedge against benchmark interest rate risk (“Hedge Effectiveness Errors”). The loans and related swaps had been originated between 2006 and 2008. Management determined that the loans and related swaps had not been evaluated in accordance with the appropriate fair value hedging methodology. The Hedge Effectiveness Errors resulted in inaccurate calculations of changes in the loan fair values related to changes in the benchmark interest rate. Management further determined that management of the hedging effectiveness analysis and loan valuation by the Treasury Department had been ineffective and that there was insufficient oversight provided by the Accounting Department to ensure adherence to the relevant accounting principles and to provide for an effective system of internal controls relating to these assets and liabilities.
Following the discovery of the Hedge Effectiveness Errors, management determined that the circumstances reflected a deficiency in the Registrant’s internal accounting controls. Management then evaluated the materiality of the Hedge Effectiveness Errors to the current and prior accounting periods and determined the Hedge Effectiveness Errors were immaterial to all relevant periods. Management also evaluated the deficiency in its accounting controls based upon the potential maximum errors that could have resulted from the deficiency. Based upon that evaluation, management determined that the Registrant had experienced a material weakness in its internal accounting controls as of September 30, 2014.
Based on Management’s assessment of the Hedge Effectiveness Errors and related internal accounting control weakness, management determined that certain changes in the Registrant’s internal accounting controls and other actions will be implemented during the fourth quarter of 2014, including:

•	enhanced oversight by the Accounting Department of complex accounting for financial instruments within the Registrant’s Treasury Department;

•
termination of the swaps related to affected loans during the fourth quarter of 2014, an action that is expected to have no material impact upon the Registrant’s results of operations or financial condition;

•	terminating any remaining fair value hedge accounting relationships; and

•
amortizing the previously recorded changes in value of the affected loans over the remaining life of those loans, an amount that in the aggregate is immaterial to the Registrant’s results of operations and financial condition.

In addition, the Registrant had ceased the lending and hedging practices from 2008 that gave rise to these errors and management has no plans to reestablish any similar practices or products.
Management has concluded that, as of September 30, 2014, the Registrant’s internal controls over financial reporting were not effective for the reasons set forth above.
Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On or about October 10, 2014, a putative class action lawsuit related to the merger of Simplicity Bancorp with and into HomeStreet, captioned Bushansky vs. Simplicity Bancorp, Inc., et al. (Cause No. BC560508), was filed in the Superior Court of California, Los Angeles County, against Simplicity, each of Simplicity’s directors and HomeStreet, Inc. The action, brought by a purported shareholder of Simplicity, seeks certification of a class of all holders of Simplicity common stock (except the defendants and their affiliates) and alleges, among other things, that Simplicity’s directors breached their fiduciary duties by putting their personal interests ahead of those of Simplicity’s shareholders and failing to take adequate measures to protect the interests of Simplicity’s shareholders, and further alleges that HomeStreet aided and abetted such alleged breaches. The action seeks, among other things, an injunction against the merger and damages, as well as recovery of the costs of the action, including attorneys’ and experts’ fees. HomeStreet believes the claims alleged against it in the actions to be without merit and intends to defend against them vigorously. In addition, Simplicity has informed the Company that it also believes the allegations against it in the actions to be without merit, and that it intends to defend against the claims vigorously.

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

We are growing rapidly, and we may be unable to manage our growth properly.

In 2012, HomeStreet completed its initial public offering of common stock. At that time HomeStreet had been operating under regulatory orders that had been imposed during the financial crisis of 2007 through 2010 as a result of HomeStreet Bank having experienced operating losses, capital impairment, asset quality deterioration and a number of related operational and management issues. In early 2010 we began recruiting a new management team, and the recapitalization brought about by our initial public offering, together with aggressive management strategies, helped us substantially improve all aspects of our operations and financial condition. As a result of a combination of these factors, our regulators removed all extraordinary restrictions on our operations by early 2013. In November 2013 we completed the simultaneous acquisitions by merger of Fortune Bank, headquartered in Seattle, and Yakima National Bank, headquartered in Yakima, Washington. In December 2013 we completed the acquisition of two Seattle branches from AmericanWest Bank. In September 2014, we announced the pending acquisition by merger of Simplicity Bancorp and the merger of Simplicity Bank with HomeStreet Bank ("Simplicity Merger"). That pending merger represents our third whole-bank acquisition in less than two years. Simultaneously, we have grown our mortgage origination operations opportunistically but quickly, opening new offices in the San Francisco Bay and Los Angeles areas of California in 2013 and 2014 while also continuing to grow those operations in our Pacific Northwest offices, and in October 2014 we announced plans to further expand our mortgage origination operations into Arizona beginning in the fourth quarter of 2014.

At the time we completed our IPO, and after giving effect to the $77.6 million in net proceeds from that offering, based on December 31, 2011 balances, we had total assets of approximately $2.4 billion, total deposits of approximately $2.0 billion, and total loans of approximately $1.5 billion, and we had approximately 600 employees. At September 30, 2014, we had total assets of approximately $3.5 billion, total deposits of $2.4 billion, total loans of approximately $2.7 billion, and approximately 1,600 employees. On a proforma basis giving effect to the Simplicity Merger, as of September 30, 2014, the combined company would have had total assets of approximately $4.1 billion, total deposits of $3.07 billion, and total loans of approximately $3.07 billion. Further, unlike the Fortune Bank and Yakima National Bank acquisitions, which together resulted in only modest geographic expansion, the Simplicity Merger represents a substantial geographic expansion of our commercial and consumer banking operations. We have plans to continue growing strategically, and we may also grow opportunistically from time to time. Growth can present substantial demands on management personnel, line employees, and other aspects of a bank’s operations, and those challenges are particularly pronounced when growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

•	loss of or damage to key customer relationships;

•	distraction of management from ordinary course operations;

•	loss of key employees or significant numbers of employees;

•	the potential of litigation from prior employers relating to the portability of their employees;

•	costs associated with opening new offices to accommodate our growth in employees;

•	increased costs related to hiring, training and providing initial compensation to new employees, which may not be recouped if those employees do not remain with us long enough to be profitable;

•	challenges in complying with legal and regulatory requirements in new jurisdictions;

•	inadequacies in our computer systems, accounting policies and procedures, and management personnel (some of which may be difficult to detect until other problems become manifest);

•	challenges integrating different systems, practices, and customer relationships;

•	an inability to attract and retain personnel whose experience and (in certain circumstances) business relationships promote the achievement of our strategic goals; and

•	increasing volatility in our operating results as we progress through these initiatives.

The pending acquisition of Simplicity and any future acquisitions could consume significant resources, present significant challenges in integration and may not be successful.

In the fourth quarter of 2013 we completed our acquisitions of Fortune Bank, Yakima National Bank and the two retail branches of AmericanWest Bank and in September 2014 we announced the Simplicity Merger. While we consider our 2013 acquisitions to be substantially integrated, we expect to close the Simplicity acquisition in the first half of 2015 and we may seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. The Simplicity acquisition and any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition, the costs of undertaking such a transaction and, if we are successful in closing such transaction, the risks inherent in the integration of the acquired assets or entity into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

•	Diversion of management's attention from normal daily operations of the business;

•	Costs incurred in the process of vetting potential acquisition candidates which may not be recouped by the Company;

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing, upgrading and maintaining our internal controls over financial reporting and our disclosure controls and procedures;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Inability to maintain our internal standards, controls, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

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

Despite recent improvements in the economy and increases in interest rates, we are continuing to operate in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous and changing regulatory climate in which regulations passed in response to conditions and events during the economic downturn continue to be implemented. Recent improvements in the housing market may not continue, and a return to a recessionary economy could result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations.

In particular, we may face risks related to market conditions that may negatively impact our business opportunities and plans, such as:

•
Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;

•
Regulatory scrutiny of the industry could further increase, leading to harsh regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar;

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

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac single family purchase programs and the Fannie Mae multifamily DUS program. Since the nationwide downturn in residential mortgage lending that began in 2007 and the placement of Fannie Mae and Freddie Mac into conservatorship, Congress and various executive branch agencies have offered a wide range of proposals aimed at restructuring these agencies. The Obama administration has called for scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers with the ultimate goal of winding down Fannie Mae and Freddie Mac. As recently as January

2014, the White House reaffirmed the view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.

Notwithstanding the White House’s reaffirmed position, in May 2014 FHFA released a strategic plan relating to the conservatorships of Fannie Mae and Freddie Mac which no longer involves specific steps to contract Fannie Mae’s and Freddie Mac’s market presence, but retains a goal focused on ways to bring additional private capital into the system in order to reduce taxpayer risk. However, Congress has recently considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution.

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $124.6 million at September 30, 2014. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

Some of these changes were effective immediately, though many are being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions. While some provisions are now being implemented, such as the Basel III capital standards which take effect beginning on January 1, 2015, not all of the regulations called for by
Dodd-Frank have been completed or are in effect, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the Dodd-Frank Act imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities. The regulatory agencies released the final Risk Retention rules on October 22, 2014 to be effective in one year for residential mortgage-backed securitizations and in two years for all other securitization types. See “Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC.

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

•
The Washington state supreme court has ruled that Mortgage Electronic Registration System, Inc. (“MERS”) does not meet the definition of “beneficiary” under Washington’s deed of trust act, requiring additional steps to be taken to appoint a successor trustee prior to initiating a non-judicial foreclosure in that state or necessitating a judicial foreclosure process for MERS-related mortgages. Court cases in Oregon have brought similar challenges regarding MERS under Oregon state law.  While the Oregon Supreme Court has ruled on the appeal of several lower-court MERS cases, enough ambiguity exists in the ruling that we and other servicers of MERS-related loans have elected to foreclose primarily through judicial procedures in Oregon, resulting in increased foreclosure costs, longer foreclosure timelines and additional delays.   If state courts in  Washington or other states where we do significant business issue similar decisions in the cases pending before them, our foreclosure costs and foreclosure timelines may continue to increase, which in turn, could increase our single family loan delinquencies, servicing costs, and adversely affect our cost of doing business and results of operations.

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

Termination of the merger agreement could adversely impact our financial results and stock price.

On September 27, 2014, we entered into a merger agreement pursuant to which we have agreed to acquire Simplicity Bancorp. We expect to close that transaction in the first half of 2015, but it remains subject to certain closing conditions, including regulatory approvals and certain shareholder approvals. In addition, Simplicity has the ability to terminate the merger agreement in certain circumstances, including in order to pursue a superior offer. If the merger agreement is terminated, there may be various consequences. For example, HomeStreet’s businesses may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. HomeStreet has incurred substantial costs in connection with the merger agreement, including legal and accounting fees, investment banking fees, printing charges and filing fees. If the merger agreement is terminated, HomeStreet will be required to recognize an operating expense in the amount of such costs in the period in which the merger agreement is terminated, and unless a termination fee is due from Simplicity in connection with the closing, HomeStreet will not receive any reimbursement for those expenses. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.

Pending litigation against Simplicity and HomeStreet could result in an injunction preventing the effective time or a judgment resulting in the payment of damages.

In connection with the merger, purported Simplicity stockholders have filed at least one putative shareholder class action lawsuit against Simplicity, the members of the Simplicity board of directors and HomeStreet. Among other remedies, the plaintiffs seek to enjoin the merger. If the pending case and any similar cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to HomeStreet and Simplicity, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against HomeStreet, Simplicity and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect HomeStreet’s business, financial condition, results of operations and cash flows.

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

The CFPB recently proposed additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. As drafted, the proposed updates to the HMDA increase the types of dwelling-secured loans that would be subject to the disclosure requirements of the rule and expands the categories of information that financial institutions such as the Bank would be required to report with respect to such loans and such borrowers, including potentially sensitive customer information. If implemented, these changes would increase our compliance costs due to the need for additional resources to meet the enhanced disclosure requirements, including additional personnel and training costs as well as informational systems to allow the Bank to properly capture and report the additional mandated information. In addition, because of the anticipated volume of new data that would be required to be reported under the updated rules, the Bank would face an increased risk of errors in the information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank would face a higher potential for a security breach resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party. The comment period for these proposed rules closed on October 29, 2014 and the final rules have not yet been released.

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

If we fail to maintain effective systems of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may from time to time discover deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Following the closing of our books for the third quarter of 2014, management discovered a deficiency in our internal control over financial reporting relating to the evaluation of certain hedging instruments. Management investigated this deficiency in light of the extent to which misstatements had resulted in our prior period reports, and determined that the amount of actual misstatements was immaterial for each of the prior periods and in the aggregate. However, we also examined the deficiencies in light of the maximum possible error that could have resulted from the deficiencies, and determined that such an amount could have been material. As a result, this Quarterly Report on Form 10-Q identifies and discusses a deficiency in our disclosure controls and procedures, and notes that we intend to take certain remedial measures to improve our internal control over financial reporting. However, we cannot offer assurances that these remedial measures will completely resolve the deficiencies that we have identified, or that we do not have other undiscovered deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

If we discover additional deficiencies in our internal controls, we may also identify defects in our disclosure controls and procedures that require remediation. If we discover additional deficiencies, we will take affirmative steps to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls, including the deficiencies identified in this report, could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

HomeStreet, Inc. primarily relies on dividends from the Bank and payment of dividends by the Bank may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay dividends to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules will also impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management – New Capital Regulations” as well as “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of our Form 10-K for the year ended December 31, 2013 previously filed with the SEC. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in prior quarters, the Company has not adopted a dividend policy and the board of directors determined that it is in the best interests of the shareholders not to declare a dividend to be paid in the third quarter of 2014. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment and deposit taking activities. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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
In addition, as a result of our acquisitions of Fortune Bank, Yakima National Bank and two branches of AmericanWest Bank in the second half of 2013, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. The pending acquisition of Simplicity and any future acquisitions we may make will have a similar result. Although we review loan quality as part of our due diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we are heavily reliant on our third party vendors, and our vendors’ or our own technologies, systems, networks and our customers' devices may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Company or our customers' confidential, proprietary and other information, or otherwise disrupt the Company's or its customers' or other third parties' business operations.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5	OTHER INFORMATION
Not applicable.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between HomeStreet, Inc. and Simplicity Bancorp, Inc. dated as of September 27, 2014. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32	Certification of Periodic Financial Report by Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.(3)

101.INS	XBRL Instance Document(4)(5)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document(4)

(1)	Previously filed as an exhibit to the registrant's Current Report on Form 8-K dated September 29, 2014.

(2)	Filed herewith.

(3)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(4)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(5)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statements of Financial Condition as of September 30, 2014, and December 31, 2013, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 12, 2014.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer