Form 10-K
period 2014-12-31
HomeStreet, Inc.
filed 2015-03-25
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $173.8 million, based on a closing price of $18.37 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of March 10, 2015 was 22,038,748.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information that will be contained in the definitive proxy statement for the registrant's annual meeting to be held in 2015 is incorporated by reference into Part III of this Form 10-K.

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

General

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. (the "Company") is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank (the "Bank") and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®(1)) in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement with WMS Series LLC, whose businesses are known as Windermere Mortgage Services and Penrith Home Loans. At December 31, 2014, we had total assets of $3.54 billion.

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

At December 31, 2014, we had a network of 33 bank branches in the Puget Sound, Eastern and Southwest regions of Washington state, Portland, Oregon and Hawaii, as well as 55 stand-alone lending centers located in these same areas and additionally in California; Phoenix, Arizona; the Eugene and Salem regions of Oregon; and in the Boise and northern regions of Idaho. WMS Series LLC provides point-of-sale loan origination services at 42 Windermere Real Estate offices in Washington and Oregon. On March 1, 2015 we added seven bank branches in Southern California with the acquisition of Simplicity Bancorp, Inc. ("Simplicity") and its wholly owned subsidiary, Simplicity Bank.

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

Mortgage Banking. We originate single family residential mortgage loans for sale in the secondary markets. We have become a rated originator and servicer of non-conforming jumbo loans, allowing us to sell these loans to other securitizers. We also purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. On occasion, we may sell a portion of our MSR portfolio. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “HMST.”

Acquisitions

On March 1, 2015, we completed our acquisition of Simplicity and its wholly owned subsidiary, Simplicity Bank.

On November 1, 2013, the Company completed its acquisitions of Fortune Bank (“Fortune”) and YNB Financial Services Corp. (“YNB”), the parent company of Yakima National Bank.

(1) DUS® is a registered trademark of Fannie Mae.	4

On December 6, 2013, the Company acquired two retail deposit branches and certain related assets from AmericanWest Bank, a Washington state-chartered bank. The branches are located on Bainbridge Island and in West Seattle.

Recent Developments

On March 1, 2015, we completed our acquisition of Simplicity and its wholly owned subsidiary, Simplicity Bank, and issued 7,180,005 shares of our common stock as merger consideration to the former stockholders of Simplicity. The shares were issued pursuant to a permit to register shares granted by the California Department of Business Oversight following a fairness hearing by that office that determined that the merger was fair, just and equitable to Simplicity stockholders. Through the merger, HomeStreet acquired seven bank branches in Southern California. At December 31, 2014, Simplicity had assets of approximately $863 million and deposits of approximately $656 million. Simplicity’s principal business activities prior to the merger were attracting retail deposits from the general public, originating or purchasing loans, primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in Southern California and, to a lesser extent, commercial real estate, automobile and other consumer loans; and mortgage banking consisting mostly of the origination and sale of fixed-rate, conforming, one-to-four family residential real estate loans in the secondary market, usually with servicing retained. We believe that we will be able to grow the business of the former Simplicity branches by offering additional banking and lending products to former Simplicity customers as well as new customers.

Business Strategy

During 2014, we made significant progress in building a strong foundation for growth and diversification. We grew our Commercial and Consumer Banking segment by expanding our business development capacity and geographic footprint through hiring additional loan officers, by opening three de novo bank branches and through the acquisition of Simplicity in California, which was completed in March 2015. In our Mortgage Banking segment, we continued to build on our heritage as a single family mortgage lender by increasing the number of mortgage lending offices within our current footprint, including significant growth in California, as well as expanding into Arizona, and by targeted hiring throughout our network of mortgage lending offices. We believe the mortgage industry is moving toward a higher ratio of purchase mortgage loans and away from the refinance mortgage loan trend that has dominated residential lending in recent years. Therefore, we have hired additional purchase-oriented lending officers in order to help mitigate the impact of the transition to a purchase mortgage market and reduction in refinancing activity.

We are pursuing the following strategies in our business segments:

Commercial and Consumer Banking. Our Commercial and Consumer Banking strategy involves growth through expansion while improving operations and productivity to drive cost efficiencies. Through our acquisitions of Fortune and YNB in November 2013, we increased our portfolio of commercial business loans and added experienced commercial lending officers and managers. We increased our presence in the Puget Sound area through the Fortune acquisition and expanded into central and eastern Washington through our acquisition of YNB. In March 2015, we gained a foothold in retail banking in Southern California with our acquisition of Simplicity, acquiring 7 retail deposit branches in the Los Angeles area with a significant retail deposit customer base and increasing our portfolio of single family mortgage loans.

In the commercial real estate arena, we plan to expand our business, with a focus on multifamily mortgage origination, including through our Fannie Mae DUS origination and servicing relationships. We also plan to expand beyond our current markets by forming strategic alliances with multifamily property service providers inside and outside our existing lending areas. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS seller and servicer. In addition, we have historically supported our DUS program by providing new construction and short-term bridge loans to experienced borrowers who intend to build or purchase apartment buildings for renovation, which we then seek to replace with permanent financing upon completion of the projects. Through our recent acquisition of Simplicity, we also expect to grow our commercial real estate and residential construction lending in Southern California.

We also originate commercial construction real estate loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within the Company's geographic footprint. We also may place loans with capital market sources, such as life insurance companies.

Our Commercial and Consumer Banking strategy also involves the expansion of our retail deposit branch network, primarily focusing on high-growth areas of Puget Sound and by gaining a foothold in teh California market, in order to build convenience and market share. In connection with this strategy, we opened three de novo retail deposit branches during 2014 and acquired seven bank branches in Southern California with the acquisition of Simplicity in 2015. We are also in the process of growing our consumer banking business in central and eastern Washington through our 2013 acquisition of YNB, which allowed us to add four retail deposit branches in those regions. We intend to continue to add de novo retail deposit branches in new and existing markets. We seek to meet the financial needs of our consumer and business customers by providing targeted banking products and services, investment services and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. We intend to grow our network of retail deposit branches and in turn grow our core deposits and increase business deposits from new cash management and business lending customers.

Mortgage Banking. We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last four years. With the 2015 Simplicity acquisition, we expect to expand our existing Southern California single family mortgage origination footprint to attractive new sub-markets. We plan to continue to grow our business in the western U.S. through targeted hiring of loan originators with successful track records and an emphasis on purchase mortgage transactions. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We also expect to use portfolio lending to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits.

Market and Competition

The financial services industry is highly competitive. We compete with banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with several financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising and offer a broader array of products and services. The number of competitors for middle-market business customers has, however, decreased in recent years due to bank failures and consolidations. At the same time, national banks have been focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in the Pacific Northwest. We have taken advantage of the failures and takeovers of certain of our competitors by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality services, products and expertise. We believe there is a significant opportunity for a well-capitalized, community-focused bank that emphasizes responsive and personalized service to provide a full range of financial services to small- and middle-market commercial and consumer customers in those markets where we do business. During 2014, we expanded our home loan production into Arizona and opened additional home lending centers in Southern California. Through the 2015 acquisition of Simplicity, we continued to increase our presence in Southern California by adding consumer retail deposit branches and single family mortgage loan production personnel.

In addition, we believe we are well positioned to take advantage of changes in the single family mortgage origination and servicing industry that have helped to reduce the number of competitors. The mortgage industry is compliance-intensive and requires significant expertise and internal control systems to ensure mortgage loan origination and servicing providers meet all origination, processing, underwriting, servicing and disclosure requirements. These requirements are causing some competitors to exit the industry. New entrants must make significant investments in experienced personnel and specialized systems to manage the compliance process. These investments represent a significant barrier to entry. In addition, lending in conventional and government guaranteed or insured mortgage products, including Federal Housing Administration ("FHA") and Department of Veterans' Affairs ("VA") loans, requires significantly higher capitalization than had previously been required for mortgage brokers and non-bank mortgage companies.

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

Employees

As of December 31, 2014 the Company employed 1,611 full-time equivalent employees, compared to 1,502 full-time equivalent employees at December 31, 2013.

Where You Can Obtain Additional Information

We file annual, quarterly, current and other reports with the Securities and Exchange Commission (the "SEC"). We make available free of charge on or through our website http://www.homestreet.com all of these reports (and all amendments thereto), as soon as reasonably practicable after we file these materials with the SEC. Please note that the contents of our website do not constitute a part of our reports, and those contents are not incorporated by reference into this report or any of our other securities filings. You may review a copy of our reports, including exhibits and schedules filed therewith, and obtain copies of such materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, that file electronically with the SEC.

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
General

The Company is a savings and loan holding company and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and the Washington State Department of Financial Institutions, Division of Banks (the "WDFI"). The Company is required to register and file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and the WDFI.
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
As a result of the recent financial crisis, regulation of the financial services industry has been undergoing major changes. Among these is the Dodd-Frank Act, which makes significant modifications to and expansions of the rulemaking, supervisory and enforcement authority of the federal banking regulators. Some of the changes were effective immediately, but others are being phased in over time. The Dodd-Frank Act requires various regulators, including the banking regulators, to adopt numerous regulations, not all of which have been finalized. Accordingly, in certain instances, the precise requirements of the Dodd-Frank Act are not yet known.
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
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of savings and loan holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits in various ways, including through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. In recent years, in response to the financial crisis, the Federal Reserve has created several innovative programs to stabilize certain financial institutions, to help ensure the availability of credit and to purchase financial assets through programs such as quantitative easing. Quantitative easing has had a significant impact on the market for mortgage-backed securities ("MBS") and by some accounts has stimulated the national economy. We believe these policies have had a beneficial effect on the Company and the mortgage banking industry as a whole. In late 2014, the Federal Reserve discontinued its quantitative easing program of purchasing financial assets. We cannot predict the effects of this discontinuance. In addition, we cannot predict the nature or impact of future changes in monetary and fiscal policies of the Federal Reserve.

Regulation of the Company
General
Because we have made an election under Section 10(1) of the Home Owners' Loan Act (“HOLA”) for the Bank to be treated as a “savings association” for purposes of Section 10 of HOLA, the Company is registered as a savings and loan holding company with the Federal Reserve and is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Among other things, the Federal Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, savings and loan holding companies have not in the past been subject to any specific regulatory capital ratios, although they have been subject to review by the Federal Reserve and approval of capital levels as part of its examination process. However, as a result of the Dodd-Frank Act, beginning in 2015, the Company has become subject to capital requirements. Our continued ability to use the provisions of Section 10(1) of HOLA - which allow the Company to be registered as a savings and loan holding company rather than as a bank holding company - is conditioned upon the Bank's continued qualification as a lender under the Qualified Thrift Lender test set forth in HOLA. See “- Regulation and Supervision of HomeStreet Bank - Qualified Thrift Lender Test.” Since the Bank is chartered under Washington law, the WDFI has authority to regulate the Company generally relating to its conduct affecting the Bank. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.
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
Capital / Source of Strength
Under the Dodd-Frank Act, capital requirements are now imposed on savings and loan holding companies such as the Company. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Proposed Capital Regulations.”
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

The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company. New capital rules impose additional requirements on the ability of the Company and the Bank to pay dividends. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules.”
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
Emerging Growth Company
We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from certain requirements under the Dodd-Frank Act, including the requirement to hold a non-binding advisory vote on executive compensation and the requirement to obtain stockholder approval of any golden parachute payments not previously approved. We currently intend to take advantage of some or all of these reporting exemptions until we no longer qualify as an Emerging Growth Company.

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

•	Restrictions on affiliate and insider transactions are expanded.

•	Restrictions on management compensation and related governance have been enhanced.

•	A federal Consumer Financial Protection Bureau ("CFPB") is created with a broad authority to regulate consumer financial products and services.

•	Restrictions are imposed on the amount of interchange fees that certain debit card issuers may charge.

•	Restrictions on banking entities from engaging in proprietary trading or owning interests in or sponsoring hedge funds or private equity funds (the Volcker Rule).
In part because not all of the regulations implementing the Dodd-Frank Act have yet been finalized, it is difficult to completely predict at this time what specific impact the Dodd-Frank Act and the final rules and regulations will have on community banks.

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
In order to maintain the DIF, member institutions, such as the Bank, are assessed insurance premiums. The Dodd-Frank Act required the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. The minimum ratio of assets in the DIF to the total of estimated insured deposits was increased from 1.15% to 1.35%, and the FDIC is given until September 30, 2020 to meet the reserve ratio. In December 2010, the FDIC adopted a final rule setting the reserve ratio of the DIF at 2.0%. As required by the Dodd-Frank Act, assessments are now based on an insured institution's average consolidated assets less tangible equity capital.
For the purpose of determining an institution's assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution's capital levels and its supervisory evaluation. These institutions generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2014, the Bank's assessment rate was 7 basis points on average assets less average tangible equity capital.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2015 is 0.60 basis points.
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
As of December 31, 2014, the Bank held approximately 99.7% of its portfolio assets in qualified thrift investments and had $2.88 billion of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2014. Therefore, the Bank qualified under the HOLA test. A savings association subsidiary of a savings and loan holding company that does not meet the Qualified Thrift Lender test must comply with the following restrictions on its operations:

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
Capital and Prompt Corrective Action Requirements
Capital Requirements
Federally insured depository institutions, such as the Bank, are required to maintain minimum levels of regulatory capital. Prior to 2015, the FDIC regulations have recognized two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. “Total capital” generally means the sum of Tier 1 capital and Tier 2 capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years) and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

Prior to 2015, the FDIC had measured a bank's capital using the (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 capital leverage ratio. The risk-based measures are based on ratios of qualifying capital to risk-weighted assets. To determine risk-weighted assets, assets are placed in one of five categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the five categories. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. Under these capital rules, banks are required to have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and Tier 1 capital leverage ratio generally of at least 4.00%.
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

The Rules apply to both the Company and the Bank beginning in 2015. In addition to the existing capital ratios, the Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option in 2015 to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
Both the Company and the Bank are generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
Prompt Corrective Action Regulations
Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as “prompt corrective action” regulations. All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. These regulations apply to the Bank but not the Company. The framework establishes five capital categories; prior to 2015, a bank was:

•
“well capitalized” if it had a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, and a leverage capital ratio of 5.0% or more, and was not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it had a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more;

•	“undercapitalized” if it had a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 4.0%, or a leverage capital ratio less than 4.0%;

•	“significantly undercapitalized” if it had a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 3.0%, or a leverage capital ratio less than 3.0%; and

•	“critically undercapitalized” if it had a ratio of tangible equity to total assets equal to or less than 2.0%.
The Rules adopted by the banking regulators in July 2013 modified the prompt corrective action regulations by increasing some of the requirements for the capital categories and by adding a requirement for the common equity Tier 1 risk-based capital ratio. Accordingly, beginning in 2015, a bank is:

•
“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a common equity Tier 1 risk-based ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a common equity Tier 1 risk-based ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more;

•
“undercapitalized” if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a common equity risk-based ratio less than 4.5% or a leverage capital ratio less than 4.0%;

•
“significantly undercapitalized” if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 4.0%, a common equity risk-based ratio less than 3.0% or a leverage capital ratio less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
A bank that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
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
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than five percent of the credit risk of the mortgages or other assets and that the securitizer not hedge or otherwise transfer the risk it is required to retain. In December 2014, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, published a final rule implementing this requirement. Generally, the final rule provides various ways in which the retention of risk requirement can be satisfied and also describes exemptions from the retention requirements for various types of assets, including mortgages. Compliance with the final rule with respect to residential mortgage securitizations is required beginning in December 2015 and in December 2016 for all other securitizations.
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
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally required that in 2014 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $13.3 million up to $89.0 million and 10% of the accounts over $89.0 million. Net transaction accounts up to $13.3 million were exempt from reserve requirements. The regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $14.5 million up to $103.6 million in 2015 and 10% of the accounts over $103.6 million. Net transaction accounts up to $14.5 million are exempt from reserve requirements.
Federal Home Loan Bank System
The Federal Home Loan Bank system consists of twelve regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Seattle ("FHLB"). As a member, the Bank is required to own stock in the FHLB and currently owns $33.9 million of stock in the FHLB. The Federal Housing Finance Agency (the “Finance Agency”) is the primary regulator of the FHLB, and in August 2009 the Finance Agency classified the FHLB as undercapitalized. In October 2010, the FHLB entered into a Stipulation and Consent to The Issuance of a Consent Order with the Finance Agency, which sets forth requirements for capital management, asset composition and other operating and risk management improvements. In September 2012, the Finance Agency reclassified the FHLB as adequately capitalized but the FHLB remained subject to the Consent Order. On November 22, 2013, the Finance Agency issued an amended Consent Order, which modifies and supersedes the October 2010 Consent Order. The amended Consent Order acknowledges the FHLB’s fulfillment of many of the requirements set forth in the 2010 Consent Order and improvements in the FHLB’s financial performance, while continuing to impose certain restrictions on its ability to repurchase, redeem, and pay dividends on its capital stock. As such, Finance Agency approval or non-objection will continue to be required for all repurchases, redemptions, and dividend payments on FHLB capital stock.
In September 2014, the FHLB entered into a merger agreement with the Federal Home Loan Bank of Des Moines (the “Des Moines Bank”). If the merger agreement is consummated, the FHLB will merge with and into the Des Moines Bank, with the Des Moines Bank being the surviving entity. As a result, the Bank will become a member of the Des Moines Bank and its shares of FHLB stock will be converted into shares of stock of the Des Moines Bank.
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
The amount of dividends actually paid during any one period will be strongly affected by the Bank's policy of maintaining a strong capital position. Because the Bank is treated as a savings association subsidiary of a savings and loan holding company, it must give the Federal Reserve at least 30 days' advance notice of the proposed declaration of a dividend on its guaranty, permanent or other non-withdrawable stock. Federal law prohibits an insured depository institution from paying a cash dividend if this would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. New capital rules going into effect in 2015 will impose additional requirements on the Bank’s ability to pay dividends. See “- Capital and Prompt Corrective Action Requirements - New Capital Rules.”
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
The Dodd-Frank Act established the CFPB as a new independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of more than $10 billion.
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

In 2012, HomeStreet completed its initial public offering of common stock. At that time HomeStreet had been operating under regulatory orders that had been imposed during the financial crisis of 2007 through 2010 as a result of HomeStreet Bank having experienced operating losses, capital impairment, asset quality deterioration and a number of related operational and management issues. In early 2010 we began recruiting a new management team, and the recapitalization brought about by our initial public offering, together with aggressive management strategies, helped us substantially improve all aspects of our operations and financial condition. As a result of a combination of these factors, our regulators removed all extraordinary restrictions on our operations by early 2013. In November 2013 we completed the simultaneous acquisitions by merger of Fortune Bank, headquartered in Seattle, and Yakima National Bank, headquartered in Yakima, Washington. In December 2013 we completed the acquisition of two Seattle branches from AmericanWest Bank. In March 2015, we completed the acquisition by merger of Simplicity Bancorp and the merger of Simplicity Bank with and into HomeStreet Bank ("Simplicity Merger"). That merger represents our third whole-bank acquisition in less than two years. Simultaneously, we have grown our mortgage origination operations opportunistically but quickly, opening new offices in the San Francisco Bay and Los Angeles areas of California in 2013 and 2014, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 while also continuing to grow those operations in the Pacific Northwest. We also expanded our residential construction lending activities, opening a new office in Salt Lake City, Utah and adding production personnel in Southern California during 2014.

At the time we completed our IPO, and after giving effect to the $77.6 million in net proceeds from that offering, based on December 31, 2011 balances, we had total assets of approximately $2.4 billion, total deposits of approximately $2.0 billion, and total loans of approximately $1.5 billion, and we had approximately 600 employees. At December 31, 2014, we had total assets of approximately $3.5 billion, total deposits of $2.4 billion, total loans of approximately $2.7 billion, and approximately 1,600 employees. As of December 31, 2014, Simplicity had total assets of approximately $863 million, total deposits of $656 million, and total loans of approximately $683 million. Further, unlike the Fortune Bank and Yakima National Bank acquisitions, which together resulted in only modest geographic expansion, the Simplicity Merger represents a substantial geographic expansion of our commercial and consumer banking operations. We have plans to continue growing strategically, and we may also grow opportunistically from time to time. Growth can present substantial demands on management personnel, line employees, and other aspects of a bank’s operations, and those challenges are particularly pronounced when growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

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

The integration of Simplicity into HomeStreet following the Simplicity Merger, as well as any future acquisitions, could consume significant resources, present significant challenges in integration and may not be successful.

In March 2015, we completed the Simplicity Merger and are working to integrate the Simplicity operations into HomeStreet’s operations. There are certain risks related to that integration, and similar risks may arise if we seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, and both the Simplicity integration and integration into HomeStreet or HomeStreet Bank of any other assets or entities we may acquire in the future involve inherent risks, including risks that arise after the transaction is completed. These risks include:

•	Diversion of management's attention from normal daily operations of the business;

•	Costs incurred in the process of vetting potential acquisition candidates which we may not recoup;

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing, upgrading and maintaining our internal controls over financial reporting and our disclosure controls and procedures;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Inability to maintain our internal standards, controls, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, increases in interest rates in early 2014 reduced our mortgage revenues in large part by drastically reducing the market for refinancings, which negatively impacted our noninterest income and, to a lesser extent, our net interest income, as well as demand for our residential loan products and the revenue realized on the sale of loans in the first half of 2014. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

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

A significant portion of our noninterest income is derived from originating residential mortgage loans and selling them into the secondary market. That business has benefited from a long period of historically low interest rates. To the extent interest rates rise again, particularly if they rise substantially, we may experience another reduction in mortgage financing of new home purchases and refinancing. These factors have negatively affected our mortgage loan origination volume and our noninterest income in the past and may do so again in the future.

We have recently identified certain deficiencies in our internal controls over financial reporting, and those deficiencies or others that we have not discovered may result in our inability to maintain control over our assets or to identify and accurately report our financial condition, results of operations, or cash flows.

Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Each year, our management, under the supervision of the Chief Executive Officer and the Chief Accounting Officer, conducts an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal controls over financial reporting was not effective as of December 31, 2014, because of a material weakness in our internal controls related to certain new back office systems, primarily relating to accounts payable processing and payroll processing. Implementation of key systems requires that management perform a thorough risk assessment to adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iii) effective monitoring of the controls. Management concluded that its risk assessment related to these changes was not comprehensive enough and that sufficient documentation was not maintained. In each of these cases, management determined that no material loss occurred, and that we did not have an actual misstatement of our financial statements. However, management also noted that in the absence of specific management attention, we could have experienced a material loss or could have made a material error in the reporting of our results of operations for the fourth quarter of 2014. Management thus determined that these potential outcomes reflect a material weakness in our internal controls over financial reporting, and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014.

These deficiencies are discussed in greater detail under Item 9A, “Internal Control over Financial Reporting,” and led management to conclude that as of December 31, 2014, our internal controls over financial reporting were not effective. Management has identified certain remedial measures that we believe will resolve these deficiencies. However, if these measures are not effective, or if our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Further, we reported an unrelated material weakness in our internal controls over financial reporting following the end of our third fiscal quarter of 2014. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management.

Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest and noninterest income that we earn from our mortgage banking and commercial lending businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to gradually improve from the recessionary levels of 2008 and early 2009, economic growth has been slow and uneven.

A prolonged period of slow growth in the U.S. economy, or any deterioration in general economic conditions and/or the financial markets resulting from these factors, or any other events or factors that may disrupt or dampen the economic recovery, could materially adversely affect our financial results and condition. If economic conditions do not continue to improve or if the economy worsens and unemployment rises, which also would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, reducing our net interest and noninterest income and our earnings.

In addition, financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous and changing regulatory climate in which regulations passed in response to conditions and events during the economic downturn continue to be implemented. Recent improvements in the housing market may not continue, and a return to a recessionary economy could result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations.

In particular, we may face risks related to market conditions that may negatively impact our business opportunities and plans, such as:

•
Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;

•
Regulatory scrutiny of the industry could further increase, leading to stricter regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar;

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

Any restructuring or replacement of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could adversely affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent the Freddie Mac single family purchase programs and the Fannie Mae multifamily DUS program. In 2008, Fannie Mae and Freddie Mac were placed into conservatorship, and since then Congress, various executive branch agencies and certain large private investors in Fannie Mae and Freddie Mac have offered a wide range of proposals aimed at restructuring these agencies. While the Obama administration and certain members of Congress have called for scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers with the ultimate goal of winding down Fannie Mae and Freddie Mac, others have focused on ways to bring additional private capital into the system in order to reduce taxpayer risk. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution.

However, we cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $123.3 million at December 31, 2014. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

We are subject to more stringent capital requirements under Basel III.

As of January 1, 2015, we are subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. A substantial portion of these rules applies to both the Company and the Bank, including a requirement that both the Company and the Bank have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, beginning in 2016, both the Company and the Bank will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%, which means in effect that, once the conservation buffer is fully phased in, in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based ratio requirement will be 10.5%. Any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The requirement for a conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019.

Beginning in 2015, additional prompt corrective action rules will apply to the Bank, including higher and new ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations that are not required to use advanced approaches, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the new common equity Tier 1 capital to the extent that any one such category exceeds 10% of new common equity Tier 1 capital, or all such categories in the aggregate exceed 15% of new common equity Tier 1 capital. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels. See “Regulation and Supervision of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Regulations” in Item 1 of this Form 10-K for the year ended December 31, 2014.

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

The Dodd-Frank Act has increased our costs of operations and may have a material negative effect on us.

The Dodd-Frank Act significantly changed the laws as they apply to financial institutions and revised and expanded the rulemaking, supervisory and enforcement authority of federal banking regulators. It is also having a material impact on our relationships with current and future customers.

Some of these changes were effective immediately, although others are still being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions. While many of the provisions are now being implemented, such as the Basel III capital standards, not all of the regulations called for by Dodd-Frank have been completed or are in effect, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the Dodd-Frank Act imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities. The regulatory agencies published the final Risk Retention rules in December 2014; compliance is required beginning in December 2015 for residential mortgage-backed securitizations and December 2016 for all other securitization types. See “Regulation and Supervision” in Item 1 of this Form 10-K for the year ended December 31, 2014.

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

Policies and regulations enacted by CFPB may negatively impact our residential mortgage loan business and compliance risk.

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan. The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which result in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk. On November 20, 2014, the CFPB released its Final Integrated Disclosure Rule (“Rule”) that will become effective on August 1, 2015. Among other things, the new rule requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements will also change, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by the Rule, will require significant systems modifications, process and procedures changes and training. Failure to comply with these new requirements may result in penalties for disclosure violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”).

In addition, the CFPB recently proposed additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. As drafted, the proposed updates to the HMDA increase the types of dwelling-secured loans that would be subject to the disclosure requirements of the rule and expand the categories of information that financial institutions such as the Bank would be required to report with respect to such loans and such borrowers, including potentially sensitive customer information. If implemented, these changes would increase our compliance costs due to the need for additional resources to meet the enhanced disclosure requirements, including additional personnel and training costs as well as informational systems to allow the Bank to properly capture and report the additional mandated information. The anticipated volume of new data that would be required to be reported under the updated rules would also cause the Bank to face an increased risk of errors in the information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank would face a higher potential for a security breach resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party. The comment period for these proposed rules closed on October 29, 2014 and the final rules have not yet been released.

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

If we fail to maintain effective systems of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that have required remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

To support our growth initiatives and to create operating efficiencies the company has implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations we may experience internal control lapses that could expose the company to operating losses.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management - New Capital Regulations” as well as “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of this Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in prior quarters, the Company has not adopted a dividend policy and the board of directors determined that it is in the best interests of the shareholders not to declare a dividend to be paid in the fourth quarter of 2014. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

We cannot assure you that we will remain profitable.

We have sustained significant losses in the past and our profitability has declined in recent quarters. We cannot guarantee that we will remain profitable or be able to maintain the level of profit we are currently experiencing. Many factors determine whether or not we will be profitable, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Increases in interest rates may limit our ability to make loans, decrease our net interest income and noninterest income, reduce demand for loans, increase the cost of deposits and otherwise negatively impact our financial situation;

•
Volatility in mortgage markets, which is driven by factors outside of our control such as interest rate changes, housing inventory and general economic conditions, may negatively impact our ability to originate loans and change the fair value of our existing loans and servicing rights;

•	Changes in regulations may negatively impact the Company or the Bank and may limit our ability to offer certain products or services or may increase our costs of compliance;

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
In addition, as a result of our acquisitions of Simplicity Bank on March 1, 2015 and Fortune Bank, Yakima National Bank and two branches of AmericanWest Bank in the second half of 2013, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. Any future acquisitions we may make will have a similar result. Although we review loan quality as part of our due diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, some of our primary third party service providers may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service provider(s) conducted by federal regulators. While we have and will subject such vendor(s) to higher scrutiny and monitor any corrective measures that the vendor(s) are taking or would undertake, we are not able to fully mitigate any risk which could result from a breach or other operational failure caused by this, or any other vendor’s breach.

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
If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service and technology providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service and technology providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers, or if any parties to whom our third party service providers have subcontracted services, experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted and our operating expenses may be materially increased. If an interruption were to continue for a significant period of time, our business financial condition and results of operations could be materially adversely affected. Additionally, if our third-party service and technology providers, including our mortgage loan origination technology provider, fail to update their systems or services in a timely manner to reflect new or changing regulation, our ability to meet regulatory requirements may be impacted and may expose us to heightened regulatory scrutiny and the potential for payment of monetary penalties.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period. In addition, as a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. Our FHLB stock is carried at cost and is subject to recoverability testing under applicable accounting standards. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings. The FHLB is currently subject to a Consent Order issued by its primary regulator, the Federal Housing Finance Agency. See “Regulation and Supervision” in Item 1 of this Form 10-K for the year ended December 31, 2014.

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

For example, as a result of the Federal Reserve Board's concerns regarding continued slow economic growth, the Federal Reserve Board, in 2008 implemented its standing monetary policy known as “quantitative easing,” a program involving the purchase of mortgage backed securities and United States Treasury securities, the volume of which was aligned with specific economic targets or measures intended to bolster the U.S. economy. Although the Federal Reserve Board has ended quantitative easing, it still holds the securities purchased during the program and, if economic conditions worsened, could revive that program.

Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans and on the continuing servicing of those loans, the Federal Reserve Board's monetary policies may have had the effect of supporting higher revenues than might otherwise be available. If the rebound in employment and real wages is not adequate to offset the termination of the program, or if the

Federal Reserve begins selling off the securities it has accumulated, we may see a reduction in mortgage originations throughout the United States, and may see a corresponding rise in interest rates, which could reduce our mortgage origination revenues and in turn have a material adverse impact upon our business.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase in interest rates in the second quarter of 2013 resulted in a significant adverse impact on our business and financial results due primarily to a related decrease in volume of loan originations, especially refinancings. The Federal Reserve has indicated that interest rates may rise again as early as June 2015. Any such increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business. Additionally, in recent periods we have experienced very low levels of homes available for sale in many of the markets in which we operate. The lack of housing inventory has had a downward impact on the volume of mortgage loans that we originate.  Further, it has resulted in elevated costs, as a significant amount of loan processing and underwriting that we perform are to qualifying borrowers for mortgage loan transactions that never materialize. The lack of inventory of homes for sale may continue to have an adverse impact on mortgage loan volumes into the foreseeable future.

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

We lease principal offices, which are located in office space in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This office lease provides sufficient space to conduct the management of our business. In addition, we currently lease space for all 94 of our office locations. We own several properties where our retail branches are or will be located including properties in Selah, Washington; Yakima, Washington; Riverside, California; an owned building on ground lease in Issaquah, Washington; as well as two other properties under contract to purchase in Kennewick, Washington and Tacoma, Washington. Our branches include separate lending and retail banking facilities, as well as combined facilities, primarily located in the Pacific Northwest, California and Hawaii.

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

Our common stock began trading on the Nasdaq stock market on February 10, 2012 under the symbol “HMST.” Prior to that date, our common stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the Nasdaq Global Select Market, our principal trading market.

	High	Low	Special Cash Dividends Declared
For the year ended December 31, 2014
First quarter ended March 31	$20.91	$17.02	$0.11
Second quarter ended June 30	19.74	16.51	—
Third quarter ended September 30	19.21	16.90	—
Fourth quarter ended December 31	17.60	15.95	—

For the year ended December 31, 2013
First quarter ended March 31	$28.73	$21.80	$—
Second quarter ended June 30	24.69	19.66	0.11
Third quarter ended September 30	23.17	18.97	0.11
Fourth quarter ended December 31	21.25	18.48	0.11

As of March 10, 2015, there were 2,692 shareholders of record of our common stock.

Dividend Policy

The Company declared a special cash dividend of $0.11 per share in each of the quarters ended June 30, 2013, September 30, 2013, December 31, 2013 and March 31, 2014.

The amount and timing of future dividends have not been determined. The payment of dividends will depend upon a number of factors, including regulatory capital requirements, the Company’s and the Bank’s liquidity, financial condition and results of operations, strategic growth plans, tax considerations, statutory and regulatory limitations and general economic conditions. The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company, which is limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank or other formal or informal guidance communicated by our principal regulators. New capital rules implemented on January 1, 2015 have imposed more stringent requirements on the ability of the Bank to maintain “well-capitalized” status and to pay dividends to the Company. See “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules.”

For the foregoing reasons, there can be no assurance that we will pay any further special dividends in any future period.

Sales of Unregistered Securities

Not applicable.

Stock Repurchases in the Fourth Quarter

Not applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014, including the HomeStreet, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), HomeStreet, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) and the retention grants made in 2010 outside of the 2010 Plan but subject to the terms and conditions of that plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	685,790	(1)	$12.45	(2)	798,990	(3)(4)
Plans not approved by shareholders (5)	15,600	(5)	$0.97		N/A
Total	701,390		$12.15		798,990

(1)
Consists of 591,699 shares subject to option grants awarded pursuant to the 2010 Plan, 35,766 shares subject to Restricted Stock Units awarded under the 2014 Plan and 58,325 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.

(2)
Shares issued on vesting of Restricted Stock Units and Performance Stock Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation. The weighted average exercise price reflects only the exercise price of the options issued under the 2010 Plan that are still outstanding as of the date of his table.

(3)	Consists of shares remaining available for issuance under the 2014 Plan.

(4)
The 2014 Plan was approved by our shareholders at our last annual meeting and became effective immediately following that meeting on May 29, 2014. The 2014 Plan replaced both the 2010 Plan and the 2011 Plan, which were terminated at that time. While the terms of the 2010 Plan remains in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan and the 100,752 shares remaining available for issuance at the time of its termination were added to the pool of shares available for issuance under the 2014 Plan. No awards remain outstanding under the 2011 Plan, and the 148,905 shares remaining available for issuance at the time of termination of that plan were also added to the shares available for issuance under the 2014 Plan.

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
The following graph shows a comparison from February 10, 2012 (the date our common stock commenced trading on the Nasdaq Stock Market) through December 31, 2014 of the cumulative total return for our common stock, the KBW Bank Index (BKX) and the Russell 2000 (RUT) Index. The graph assumes that $100 was invested at the market close on February 10, 2012 in the common stock of HomeStreet, Inc., the KBW Bank Index and the Russell 2000 Index and data for the KBW Bank Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2012, 2011 and 2010 and for each of the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2014	2013	2012	2011	2010

Income statement data (for the period ended):
Net interest income	$98,669	$74,444	$60,743	$48,494	$39,276
Provision for credit losses	(1,000)	900	11,500	3,300	37,300
Noninterest income	185,657	190,745	238,020	97,205	90,474
Noninterest expense	252,011	229,495	183,591	126,494	126,000
Income (loss) before income taxes	33,315	34,794	103,672	15,905	(33,550)
Income tax expense (benefit)	11,056	10,985	21,546	(214)	697
Net income (loss)	$22,259	$23,809	$82,126	$16,119	$(34,247)
Basic income (loss) per share(1)	$1.50	$1.65	$6.17	$2.98	$(6.34)
Diluted income (loss) per share (1)	$1.49	$1.61	$5.98	$2.80	$(6.34)
Common shares outstanding (1)	14,856,611	14,799,991	14,382,638	5,403,498	5,403,498
Weighted average number of shares outstanding:
Basic	14,800,689	14,412,059	13,312,939	5,403,498	5,403,498
Diluted	14,961,081	14,798,168	13,739,398	5,748,342	5,403,498
Book value per share	$20.34	$17.97	$18.34	$15.99	$10.88
Dividends per share	$0.11	$0.33	$—	$—	$—
Financial position (at year end):
Cash and cash equivalents	$30,502	$33,908	$25,285	$263,302	$72,639
Investment securities	455,332	498,816	416,517	329,242	313,715
Loans held for sale	621,235	279,941	620,799	150,409	212,602
Loans held for investment, net	2,099,129	1,871,813	1,308,974	1,300,873	1,538,521
Mortgage servicing rights	123,324	162,463	95,493	77,281	87,232
Other real estate owned	9,448	12,911	23,941	38,572	170,455
Total assets	3,535,090	3,066,054	2,631,230	2,264,957	2,485,697
Deposits	2,445,430	2,210,821	1,976,835	2,009,755	2,129,742
Federal Home Loan Bank advances	597,590	446,590	259,090	57,919	165,869
Federal funds purchased and securities sold under agreements to repurchase	50,000	—	—	—	—
Total shareholders' equity	$302,238	$265,926	$263,762	$86,407	$58,789

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2014	2013		2012	2011	2010

Financial position (averages):
Investment securities	$459,060	$515,000		$410,819	$306,813	$457,930
Loans held for investment	1,890,537	1,496,146		1,303,010	1,477,976	1,868,035
Total interest earning assets	2,869,414	2,422,136		2,167,363	2,069,858	2,642,693
Total interest-bearing deposits	1,883,622	1,661,568		1,644,859	1,814,464	2,071,237
Federal Home Loan Bank advances	431,623	293,871		93,325	93,755	382,083
Total interest-bearing liabilities	2,386,537	2,020,613		1,817,847	1,970,725	2,522,767
Shareholders’ equity	$289,420	$249,081		$211,329	$68,537	$89,267
Financial performance:
Return on average shareholders' equity (2)	7.69%	9.56%		38.86%	23.52%	(38.00)%
Return on average total assets	0.69%	0.88%		3.42%	0.70%	(1.19)%
Net interest margin (3)	3.51%	3.17%	(4)	2.89%	2.36%	1.50%
Efficiency ratio (5)	88.63%	86.54%		61.45%	86.82%	97.24%
Credit quality:
Allowance for credit losses	$22,524	$24,089		$27,751	$42,800	$64,566
Allowance for loan losses/total loans	1.04%	1.26%		2.06%	3.18%	4.00%
Allowance for loan losses/nonaccrual loans	137.51%	93.00%		92.20%	55.81%	56.69%
Total nonaccrual loans (6)	$16,014	$25,707		$29,892	$76,484	$113,210
Nonaccrual loans/total loans	0.75%	1.36%		2.24%	5.69%	7.06%
Other real estate owned	$9,448	$12,911		$23,941	$38,572	$170,455
Total nonperforming assets	$25,462	$38,618		$53,833	$115,056	$283,665
Nonperforming assets/total assets	0.72%	1.26%		2.05%	5.08%	11.41%
Net charge-offs	$565	$4,562		$26,549	$25,066	$83,156
Regulatory capital ratios for the bank:
Tier 1 leverage capital (to average assets)	9.38%	9.96%		11.78%	6.04%	4.52%
Tier 1 risk-based capital (to risk-weighted assets)	13.10%	14.12%		18.05%	9.88%	6.88%
Total risk-based capital (to risk-weighted assets)	14.03%	15.28%		19.31%	11.15%	8.16%
SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$11,216,208	$11,795,621		$8,870,688	$6,885,285	$6,343,158
Multifamily	752,640	720,429		727,118	758,535	776,671
Other	82,354	95,673		53,235	56,785	58,765
Total loans serviced for others	$12,051,202	$12,611,723		$9,651,041	$7,700,605	$7,178,594
Loan origination activity:
Single family	$4,697,767	$4,852,879		$4,901,073	$1,721,264	$2,069,144
Other	967,500	603,271		255,435	150,401	120,058
Total loan origination activity	$5,665,267	$5,456,150		$5,156,508	$1,871,665	$2,189,202

(1)
Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012 , as well as the 1-for-2.5 reverse stock split effective July 19, 2011.

(2)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.

(3)	Net interest income divided by total average earning assets on a tax equivalent basis.

(4)
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

Management’s Overview of 2014 Financial Performance

HomeStreet is a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement with WMS Series LLC, whose businesses are known as Windermere Mortgage Services and Penrith Home Loans.

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

At December 31, 2014, we had total assets of $3.54 billion, net loans held for investment of $2.10 billion, deposits of $2.45 billion and shareholders’ equity of $302.2 million. At December 31, 2013, we had total assets of $3.07 billion, net loans held for investment of $1.87 billion, deposits of $2.21 billion and shareholders' equity of $265.9 million.

In 2014, we continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in existing and new markets; growing and improving the quality of our deposits; and bolstering our processing, compliance and risk management capabilities. Despite substantial growth in home loan centers and mortgage production personnel, our production volume was less than expected due in part to macroeconomic forces and substantial volatility in our single family residential mortgage lending markets caused by a sharp drop in refinance activity since mid-2013 and by very low inventory of homes for sale in most of our lending markets. With the decrease in interest rates in recent months, we have experienced a stronger refinance and purchase mortgage market. However, the lack of housing inventory had the effect of dramatically reducing mortgage loan production compared to what it otherwise may have been through the end of 2014. Further, it resulted in elevated costs, as a significant amount of loan processing and underwriting resources were devoted to qualifying borrowers for mortgage loan transactions that were never consummated. However, we do not anticipate the lack of inventory of homes for sale will continue to have a significant impact on our mortgage loan origination volume in the first quarter of 2015.

Results for 2014 reflect the growth of our mortgage banking business and investments made to expand our commercial and consumer banking business. During 2014, we increased our lending capacity by adding loan origination and operations

(1) DUS® is a registered trademark of Fannie Mae.	42

personnel in single family lending, commercial real estate lending, and commercial business lending, and opened 11 mortgage loan origination offices and three de novo retail deposit branches.

Consolidated Financial Performance

	Year Ended December 31,
(in thousands, except per share data and ratios)	2014	2013		2012

Selected statement of operations data
Total net revenue(1)	$284,326	$265,189		$298,763
Total noninterest expense	252,011	229,495		183,591
Provision (reversal of reserve) for credit losses	(1,000)	900		11,500
Income tax expense	11,056	10,985		21,546
Net income	22,259	23,809		82,126

Financial performance
Diluted income per share	$1.49	$1.61		$5.98
Return on average shareholders’ equity	7.69%	9.56%		38.86%
Return on average total assets	0.69%	0.88%		3.42%
Net interest margin	3.51%	3.17%	(2)	2.89%

Capital ratios (Bank only)
Tier 1 leverage capital (to average assets)	9.38%	9.96%		11.78%
Tier 1 risk-based capital (to risk-weighted assets)	13.10%	14.12%		18.05%
Total risk-based capital (to risk-weighted assets)	14.03%	15.28%		19.31%

(1)	Total net revenue is net interest income and noninterest income.

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

For 2014, we reported net income of $22.3 million, or $1.49 per diluted share, compared to $23.8 million, or $1.61 per diluted share, for 2013. Net interest margin was 3.51% for 2014, compared to 3.17% for 2013. Return on average equity was 7.69% for 2014, compared to 9.56% for 2013, while the return on average assets was 0.69% for 2014, compared to 0.88% for 2013.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income increased to $14.7 million for the year ended December 31, 2014 from $6.0 million for the year ended December 31, 2013, primarily due to increased net interest income, reflecting higher average balances of portfolio loans and lower provision for credit losses due to improvement in our loan credit quality.

Commercial and Consumer Banking segment net interest income was $82.0 million for the year ended December 31, 2014, an increase of $22.8 million, or 38.6%, from $59.2 million for the year ended December 31, 2013, primarily due to higher average balances of and higher yields on portfolio loans, as well as improved composition of deposit balances. The continued improvement in the composition of deposits was primarily the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing.

In recognition of our improving credit trends and lower charge-offs, we recorded a $1.0 million reversal to the provision for loan losses for the year ended December 31, 2014, compared to a provision for loan losses of $900 thousand for the year ended December 31, 2013. Net charge-offs were $565 thousand in 2014, compared to $4.6 million in 2013. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 1.04% of loans held for investment at December 31, 2014, compared to 1.26% at December 31, 2013, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2014, compared to 1.40% of total loans at December 31, 2013. Nonperforming assets of $25.5 million, or 0.72%

of total assets at December 31, 2014, were down significantly from December 31, 2013 when nonperforming assets were $38.6 million, or 1.26% of total assets.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $7.5 million for the year ended December 31, 2014, compared to net income of $17.8 million for the year ended December 31, 2013. The decrease in net income was primarily the result of lower gain on sale margins.

Mortgage Banking noninterest income of $167.0 million for the year ended December 31, 2014 decreased $8.7 million, or 4.9%, from $175.7 million for the year ended December 31, 2013, primarily due to lower gain on sale margins on our mortgage loan production. Our single family mortgage interest rate lock commitments of $4.34 billion in 2014 increased 11.2%, compared to $3.91 billion in the 2013. However, we experienced lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013. Rising mortgage interest rates beginning in the second quarter of 2013 caused a significant decrease in refinancing activity that was only partially offset by a slightly stronger purchase mortgage market. At the same time, the mortgage market became substantially more competitive as lenders tried to secure a reliable flow of production through competitive pricing. Partially offsetting these decreases was increases to noninterest income due to increases in the fair value of MSRs resulting from slower than expected long-term prepayment speeds.

Mortgage Banking noninterest expense of $172.2 million for the year ended December 31, 2014 increased $8.8 million, or 5.4%, from $163.4 million for the year ended December 31, 2013, primarily due to increased salaries and related costs, as well as occupancy and information services expenses related to the addition of approximately 84 mortgage originators and mortgage fulfillment personnel as we grew our single family mortgage lending network.

Regulatory Matters

The Bank remains well-capitalized, with Tier 1 leverage and total risk-based capital ratios at December 31, 2014 of 9.38% and 14.03%, respectively, compared with 9.96% and 15.28% at December 31, 2013.

On January 1, 2015, the Company and the Bank became subject to new capital standards commonly referred to as “Basel III” which raised our minimum capital requirements. For more on the Basel III requirements as they apply to us, please see “Capital Management – New Capital Regulations" within the Liquidity and Capital Resources section of this Form 10-K. In preparation for the higher capital targets under these new regulatory requirements and to better diversify our balance sheet and improve our risk profile, we sold single family mortgage loans that previously were held for investment and sold single family mortgage servicing rights during the first half of 2014.

Recent Developments

On March 1, 2015, the Company completed its acquisition of Simplicity Bancorp, Inc., a Maryland corporation (“Simplicity”) and Simplicity’s wholly owned subsidiary, Simplicity Bank. The acquisition was accomplished by the merger of Simplicity with and into HomeStreet, Inc. with HomeStreet, Inc. as the surviving corporation, followed by the merger of Simplicity Bank with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The results of operations of Simplicity will be included in the consolidated results of operations from the date of acquisition. The merger represents a significant expansion of HomeStreet’s commercial and consumer banking activities in Southern California.

Under the terms of the 100% stock agreement, Simplicity stockholders received one share of HomeStreet common stock for each share owned of Simplicity common stock.

As a result of the March 1, 2015 merger with Simplicity Bank, we expect an improvement in the capital ratios of the Company and the Bank under the new Basel III capital rules compared to what they otherwise may have been.

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

The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for loan losses, see Note 5–Loans and Credit Quality in the notes to the financial statements of this Form 10-K.

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

As of December 31, 2014, our Level 3 recurring fair value measurements consisted of single family MSRs and interest rate lock commitments.

On a quarterly basis, our Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, at least annually ALCO obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. We obtain an MSR valuation from an independent valuation firm monthly to assist with the validation of our fair value estimate and the reasonableness of the assumptions used in measuring fair value.

In addition to the recurring fair value measurements, from time to time the Company may have certain nonrecurring fair value measurements. These fair value measurements usually result from the application of lower of cost or fair value accounting or impairment of individual assets. As of December 31, 2014 and 2013, the Company's Level 3 nonrecurring fair value measurements were based on the appraised value of collateral used as the basis for the valuation of collateral dependent loans held for investment and OREO.

Real estate valuations are overseen by our appraisal department, which is independent of our lending and credit administration functions. The appraisal department maintains the appraisal policy and recommends changes to the policy subject to approval by the Credit Committee of the Company's Board of Directors and Company's Loan Committee (the "Loan Committee"), established by the Credit Committee of the Company's Board of Directors and comprised of certain of the Company's management. Appraisals are prepared by independent third-party appraisers and our internal appraisers. Appraisals are reviewed either by our in-house appraisal staff or by independent and qualified third-party appraisers.

For further information on the fair value of financial instruments, single family MSRs and OREO, see Note 1–Summary of Significant Accounting Policies, Note 12–Mortgage Banking Operations and Note 17–Fair Value Measurements in the notes to the financial statements of this Form 10-K.

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

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates were as follows:

	Year Ended December 31,
	2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest		Average Yield/Cost

Assets
Interest-earning assets (1)
Cash and cash equivalents	$31,137	$58	0.18%	$29,861	$73		0.24%
Investment securities	459,060	12,945	2.82	515,000	14,608		2.84
Loans held for sale	488,680	18,569	3.80	381,129	14,180		3.72
Loans held for investment	1,890,537	81,659	4.32	1,496,146	62,384		4.17
Total interest-earning assets	2,869,414	113,231	3.95	2,422,136	91,245		3.77
Noninterest-earning assets (2)	335,037			296,078
Total assets	$3,204,451			$2,718,214
Liabilities and shareholders’ equity
Deposits
Interest-bearing demand accounts	$270,634	$939	0.35%	$238,552	$925		0.38%
Savings accounts	173,678	937	0.54	122,602	545		0.44
Money market accounts	980,045	4,361	0.45	810,666	3,899		0.48
Certificate accounts	459,265	3,195	0.70	489,748	5,053		1.03
Total interest-bearing deposits	1,883,622	9,432	0.50	1,661,568	10,422		0.64
Federal Home Loan Bank advances	431,623	1,990	0.46	293,871	1,532		0.52
Securities sold under agreements to repurchase	8,977	22	0.25	2,721	11		0.40
Long-term debt	62,315	1,121	1.80	62,349	2,546	(3)	4.03
Other borrowings	—	49	—	104	20		19.23
Total interest-bearing liabilities	2,386,537	12,614	0.53	2,020,613	14,531		0.72
Noninterest-bearing liabilities	528,494			448,520
Total liabilities	2,915,031			2,469,133
Shareholders' equity	289,420			249,081
Total liabilities and shareholders’ equity	$3,204,451			$2,718,214
Net interest income (4)		$100,617			$76,714
Net interest spread			3.42%				3.05%
Impact of noninterest-bearing sources			0.09%				0.12%
Net interest margin			3.51%				3.17%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

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

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.9 million and $2.3 million for the years ended 2014 and 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $2.8 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2014 vs. 2013
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets
Interest-earning assets
Cash and cash equivalents	$(19)	$3	$(16)
Investment securities	(75)	(1,588)	(1,663)
Loans held for sale	388	4,002	4,390
Loans held for investment	2,829	16,446	19,275
Total interest-earning assets	3,123	18,863	21,986
Liabilities
Deposits
Interest-bearing demand accounts	(112)	125	13
Savings accounts	165	227	392
Money market accounts	(352)	815	463
Certificate accounts	(1,544)	(314)	(1,858)
Total interest-bearing deposits	(1,843)	853	(990)
Federal Home Loan Bank advances	(260)	718	458
Securities sold under agreements to repurchase	(14)	25	11
Long-term debt	(1,424)	(1)	(1,425)
Other borrowings	29	—	29
Total interest-bearing liabilities	(3,512)	1,595	(1,917)
Total changes in net interest income	$6,635	$17,268	$23,903

Net Income

For the year ended 2014, we reported net income of $22.3 million, a decrease of $1.6 million, or 6.5%, compared to net income of $23.8 million in 2013. The decrease to net income in 2014 mainly resulted from a $22.5 million, or 9.8%, increase in noninterest expense compared to 2013, primarily due to increased salaries and related costs and increased information services costs as we continued to grow our business and market share in 2014. This decrease to net income was largely offset by a $24.2 million, or 32.5%, increase in net interest income in 2014 as a result of higher average balances of loans held for investment.

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

Net interest income on a tax equivalent basis was $100.6 million for the year ended December 31, 2014, an increase of $23.9 million, or 31.2%, from $76.7 million for the year ended December 31, 2013. During 2014, total interest income increased $22.0 million from 2013, while total interest expense decreased $1.9 million from 2013. The net interest margin for the year ended December 31, 2014 improved to 3.51% from 3.17% in 2013. Total average interest-earning assets increased in 2014 primarily as a result of growth in new portfolio loan originations, partially offset by a decrease in investment securities. Total average interest-bearing deposit balances increased from 2013 mostly as a result of an increase in transaction and savings deposits. The improvement in our net interest income and net interest margin in large part reflected the execution of our deposit product and pricing strategies, as growth in transaction and savings account balances partially offset maturities of higher yielding certificates of deposit. Additionally, we increased our net interest income through increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment.

Total average interest-earning assets increased in 2014, primarily as a result of growth in average loans held for investment, both from originations and from the fourth quarter 2013 acquisitions. Total average interest-bearing deposit balances increased from the prior periods primarily due to acquisition-related and organic growth in transaction and savings deposits.

Total interest income on a tax equivalent basis of $113.2 million in 2014 increased $22.0 million, or 24.1%, from $91.2 million in 2013, primarily resulting from higher average balances of loans held for investment, which increased $394.4 million, or 26.4%, from 2013. These increases were partially offset by a decrease in the average balance of investment securities, which decreased $55.9 million, or 10.9%, from 2013.

Total interest expense of $12.6 million in 2014 decreased $1.9 million, or 13.2%, from $14.5 million in 2013. This decrease was primarily due to a 33 basis point decline in the average interest rates paid on the average balances of certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits as we expand our deposit branch network. Included in interest expense for 2013 was expense of $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the TruPS for which the Company had deferred the payment of interest.

Provision for Loan Losses

Management believes that the Company’s allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2013 as illustrated by the credit trends below.

In recognition of our improving credit trends and lower charge-offs, we recorded a reversal of provision for credit losses of $1.0 million in 2014, compared to a provision for credit losses of $900 thousand in 2013. Nonaccrual loans declined to $16.0 million at December 31, 2014, a decrease of $9.7 million, or 37.7%, from $25.7 million at December 31, 2013. Nonaccrual loans as a percentage of total loans was 0.75% at December 31, 2014, compared to 1.36% at December 31, 2013. Loan delinquencies also decreased, with total loans past due decreasing to 2.99% of loans held for investment at December 31, 2014, compared to 4.44% at December 31, 2013. Overall, the allowance for credit losses decreased to $22.5 million, or 1.06% of loans held for investment at December 31, 2014, down from $24.1 million, or 1.27% of total loans held for investment at December 31, 2013.

Net charge-offs of $565 thousand for 2014 were down $4.0 million, or 87.6%, from net charge-offs of $4.6 million for 2013. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see "-Credit Risk Management" in this Form 10-K.

Noninterest Income

Noninterest income was $185.7 million for the year ended December 31, 2014, a decrease of $5.1 million, or 2.7%, from noninterest income of $190.7 million for 2013. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale and mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment, and housing supply and affordability, among other factors. The decrease in noninterest income in 2014 compared to 2013 was primarily the result of a $20.6 million decrease in net gain on mortgage loan origination and sale activities, partially offset by a $17.0 million increase in mortgage servicing income. Our single family mortgage interest rate lock commitments of $4.34 billion in 2014 increased 11.2%, compared to $3.91 billion in the 2013. However, we experienced lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013. Included in noninterest income for the year ended 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment. No similar transactions occurred in the year ended 2013.

Noninterest income consisted of the following:

	Year Ended December 31,			Dollar Change	Percentage Change
(in thousands)	2014		2013

Net gain on mortgage loan origination and sale activities (1)	$144,122	(2)	$164,712	$(20,590)	(13)%
Mortgage servicing income	34,092	(3)	17,073	17,019	100
Income from WMS Series LLC	101		704	(603)	(86)
Loss on debt extinguishment	(573)		—	(573)	NM
Depositor and other retail banking fees	3,572		3,172	400	13
Insurance agency commissions	1,153		864	289	33
Gain on sale of investment securities available for sale	2,358		1,772	586	33
Other	832		2,448	(1,616)	(66)
Total noninterest income	$185,657		$190,745	$(5,088)	(3)%
NM=Not meaningful

(1)	Single family and multifamily mortgage banking activities.

(2)	Includes $4.6 million in pre-tax gain during 2014 from the sale of loans that were originally held for investment.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during 2014.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following:

	Year Ended December 31,			Dollar Change	Percentage Change
(in thousands)	2014		2013

Single family:
Servicing value and secondary market gains (1)	$109,063		$128,391	$(19,328)	(15)%
Loan origination and funding fees	25,572		30,051	(4,479)	(15)
Total single family	134,635		158,442	(23,807)	(15)
Multifamily	4,723		5,306	(583)	(11)
Other	4,764	(2)	964	3,800	NM
Net gain on mortgage loan origination and sale activities	$144,122		$164,712	$(20,590)	(13)%
NM=Not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $4.6 million in pre-tax gain during 2014 from the sale of loans that were originally held for investment.

Net gain on mortgage loan origination and sale activities was $144.1 million in 2014, a decrease of $20.6 million, or 12.5%, from $164.7 million in 2013. This decrease predominantly reflected substantially lower gain margins on interest rate lock commitments. Single family mortgage interest rate lock commitments increased 11.2% mainly due to the expansion of our mortgage lending operations, as we added approximately 84 mortgage origination and support personnel during 2014. Included in net gain on mortgage loan origination and sale activities for 2014 was a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment. No similar transactions occurred in 2013.

Single family production volumes related to loans designated for sale consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2014	2013

Single family mortgage closed loan volume (1)	$4,400,617	$4,459,649	$(59,032)	(1)%
Single family mortgage interest rate lock commitments (1)	$4,344,248	$3,907,274	$436,974	11%

(1)	Includes loans originated by WMS Series LLC ("WMS") and purchased by HomeStreet.

During 2014, single family closed loan production decreased 1.3%, and single family interest rate lock commitments increased 11.2% from 2013. The increase in interest rate lock commitments was mainly a result of the expansion of our mortgage lending operations.

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

	Year Ended December 31,
(in thousands)	2014	2013

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(1,570)	$(1,828)
Other changes in estimated repurchase losses (2)	140	—
	$(1,430)	$(1,828)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following:

	Year Ended December 31,			Dollar Change	Percent Change
(in thousands)	2014		2013

Servicing income, net:
Servicing fees and other	$37,818		$34,173	$3,645	11%
Changes in fair value of MSRs due to modeled amortization (1)	(26,112)		(24,321)	(1,791)	7
Amortization	(1,712)		(1,803)	91	(5)
	9,994		8,049	1,945	24%
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(15,629)	(3)	29,456	(45,085)	(153)%
Net (loss) gain from derivatives economically hedging MSRs	39,727		(20,432)	60,159	(294)
	24,098		9,024	15,074	167
Mortgage servicing income	$34,092		$17,073	$17,019	100%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during 2014.

For the year ended December 31, 2014, mortgage servicing income of $34.1 million increased $17.0 million from $17.1 million in 2013, primarily due to MSR sales, a lower housing turnover rate and improved MSR risk management results.

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

The net performance of our MSR risk management activities for 2014 was a gain of $24.1 million, compared to a gain of $9.0 million in 2013. The higher hedging gain in 2014 largely reflected higher sensitivity to interest rates for the Company's MSRs, which led the Company to increase the notional amount of derivative instruments used to economically hedge MSRs. The higher notional amount of derivative instruments, along with a steeper yield curve, resulted in higher net gains from MSR risk management, which positively impacted mortgage servicing income. In addition, MSR risk management results for 2014 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to historically low long-term prepayment speeds (lower housing turnover rate) experienced throughout 2014.

Mortgage servicing fees collected in 2014 were $37.8 million, an increase of $3.6 million, or 10.7%, from $34.2 million in 2013 primarily as a result of the higher average balances of the loans serviced for others portfolio during 2014. On June 30, 2014, we sold the rights to service $2.96 billion of single family mortgage loans, resulting in a loans serviced for others portfolio of $11.22 billion at December 31, 2014, compared to $11.80 billion at December 31, 2013. Mortgage servicing fees collected were negatively impacted in the short term because the balance of the loans serviced for others portfolio was reduced as a consequence of this sale.

Income from WMS Series LLC in 2014 was $101 thousand, compared to $704 thousand in 2013. The decrease in 2014 was primarily due to a 17.0% decrease in interest rate lock commitments and a 29.3% decrease in closed loan volume, which were $455.2 million and $491.3 million in 2014, respectively, compared to $548.7 million and $694.4 million in 2013.

Loss on debt extinguishment. We recorded a loss on debt extinguishment of $573 thousand in 2014 resulting from the retirement of certain TruPS that we acquired from our 2013 acquisition of Yakima National Bank compared to no loss in 2013.

Depositor and other retail banking fees for 2014 were relatively consistent with 2013 results. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Year Ended December 31,		Dollar Change	Percent Change
(in thousands)	2014	2013

Monthly maintenance and deposit-related fees	$1,632	$1,568	$64	4%
Debit Card/ATM fees	1,898	1,523	375	25
Other fees	42	81	(39)	(48)
Total depositor and other retail banking fees	$3,572	$3,172	$400	13%

Noninterest Expense

Noninterest expense was $252.0 million in 2014, an increase of $22.5 million, or 9.8%, from $229.5 million in 2013. Included in noninterest expense were acquisition-related expenses of $3.1 million and $4.5 million in 2014 and 2013, respectively. The increase in noninterest expense was primarily the result of a $13.9 million increase in salaries and related costs and a $4.8 million increase in occupancy costs, primarily a result of the integration of our acquisitions, and a 7.3% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer banking businesses. These additions to personnel were partially offset by attrition and position eliminations in mortgage production, mortgage operations, and in commercial lending and administration. We eliminated some positions between the fourth quarter of 2013 and through most of 2014 in response to a slowdown in mortgage activity as well as the integration of our acquisitions and we expect such eliminations to improve efficiency and performance. Also contributing to increased noninterest expense was a $5.6 million increase in information services costs resulting from system upgrades and implementation. These increases in noninterest expense were partially offset by significantly lower net cost of operation and sale of other real estate owned ("OREO"), which was a gain of $470 thousand in 2014, a decrease of $2.3 million from OREO expense of $1.8 million in 2013.

Noninterest expense consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2014	2013
Noninterest expense
Salaries and related costs	$163,387	$149,440	$13,947	9%
General and administrative	42,833	40,366	2,467	6
Legal	2,071	2,552	(481)	(19)
Consulting	3,224	5,637	(2,413)	(43)
Federal Deposit Insurance Corporation assessments	2,316	1,433	883	62
Occupancy	18,598	13,765	4,833	35
Information services	20,052	14,491	5,561	38
Net cost of operation and sale of other real estate owned	(470)	1,811	(2,281)	(126)
Total noninterest expense	$252,011	$229,495	$22,516	10%
The significant components of our noninterest expense are described in greater detail, as follows.

Salaries and related costs were $163.4 million in 2014, an increase of $13.9 million, or 9.3%, from $149.4 million in 2013. The increase primarily resulted from a 7.3% net increase in full-time equivalent employees at December 31, 2014 compared to December 31, 2013, as well as a 1.7% increase in commissions and incentives paid to employees for 2014 due to the overall growth in our mortgage lending and commercial and consumer business lines.

General and administrative expense was $42.8 million in 2014, an increase of $2.5 million, or 6.1%, from $40.4 million in 2013. These expenses include general office and equipment expense, marketing, taxes and insurance. The increase in general and administrative expense in 2014 was primarily due to Company growth and increased marketing expenses.

Consulting expense was $3.2 million in 2014, a decrease of $2.4 million, or 42.8%, from $5.6 million in 2013, primarily due to less acquisition-related activities in 2014 compared to 2013.

Occupancy expense was $18.6 million in 2014, an increase of $4.8 million, or 35.1%, from $13.8 million in 2013 as we grew our mortgage banking business and consumer and commercial customer base with the opening of 11 new mortgage loan origination offices and three de novo retail deposit branches in 2014. Additionally, we added six retail deposit branches through acquisitions during the fourth quarter of 2013.

Information services expense was $20.1 million in 2014, an increase of $5.6 million, or 38.4%, from $14.5 million in 2013. This increase was primarily due to company-wide systems and tools upgrades and a 7.3% increase in headcount.

Net cost of operation and sale of other real estate owned was a gain of $470 thousand in 2014, improved by $2.3 million from expense of $1.8 million in 2013. OREO valuation adjustments were $69 thousand for 2014, compared to valuation adjustments of $603 thousand in 2013. Valuation adjustments to OREO balances declined with the reduction in the net balance of OREO properties in 2014. Lower balances of OREO properties also resulted in decreased maintenance expenses.

Income Tax Expense

The Company’s income tax expense for 2014 was $11.1 million, representing an effective tax rate of 33.2%. In 2013, the Company’s tax expense was $11.0 million, representing an effective tax rate of 31.6%. The effective rate rose from 2013 to 2014 due to tax exempt interest income constituting a smaller portion of total income, the adoption of new accounting standards for investments in low income housing partnerships, higher levels of permanently capitalized transaction costs related to mergers and acquisitions, and increases to taxable income in higher state tax jurisdictions. The 2014 effective tax rate of 33.2% differed from the federal statutory rate of 35.0% due to the impact of tax exempt interest income, the impact of investments in low income housing tax credit partnerships, permanently capitalized transaction costs related to the acquisition of Simplicity, and the impact of state taxes.

Capital Expenditures

During 2014, our net expenditures for property and equipment were $19.9 million, compared to net expenditures of $22.8 million during 2013, as we continued to implement our strategic initiatives regarding the expansion of our mortgage banking and commercial and consumer businesses.

Comparison of the year ended 2013 to the year ended 2012

Average Balances and Rates
Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, for years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013				2012
(in thousands)	Average Balance	Interest		Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets
Interest-earning assets (1)
Cash and cash equivalents	$29,861	$73		0.24%	$94,478	$231	0.24%
Investment securities	515,000	14,608		2.84	410,819	11,040	2.69
Loans held for sale	381,129	14,180		3.72	359,056	12,719	3.56
Loans held for investment	1,496,146	62,384		4.17	1,303,010	58,490	4.49
Total interest-earning assets	2,422,136	91,245		3.77	2,167,363	82,480	3.81
Noninterest-earning assets (2)	296,078				236,497
Total assets	$2,718,214				$2,403,860
Liabilities and shareholders’ equity
Deposits
Interest-bearing demand accounts	$238,552	$925		0.38%	$151,029	$498	0.33%
Savings accounts	122,602	545		0.44	90,246	395	0.44
Money market accounts	810,666	3,899		0.48	613,546	3,243	0.53
Certificate accounts	489,748	5,053		1.03	790,038	12,605	1.60
Deposits	1,661,568	10,422		0.64	1,644,859	16,741	1.02
Federal Home Loan Bank advances	293,871	1,532		0.52	93,325	1,788	1.91
Securities sold under agreements to repurchase	2,721	11		0.40	17,806	70	0.39
Long-term debt	62,349	2,546	(3)	4.03	61,857	1,333	2.16
Other borrowings	104	20		19.23	—	16	—
Total interest-bearing liabilities	2,020,613	14,531		0.72	1,817,847	19,948	1.10
Other noninterest-bearing liabilities	448,520				374,684
Total liabilities	2,469,133				2,192,531
Shareholders' equity	249,081				211,329
Total liabilities and shareholders’ equity	$2,718,214				$2,403,860
Net interest income (4)		$76,714				$62,532
Net interest spread				3.05%			2.71%
Impact of noninterest-bearing sources				0.12%			0.18%
Net interest margin				3.17%			2.89%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

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

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $4.6 million and $6.2 million for the years ended December 31, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2013 vs. 2012
	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume

Assets
Interest-earning assets
Cash & cash equivalents	$—	$(158)	$(158)
Investment securities	762	2,806	3,568
Loans held for sale	675	786	1,461
Loans held for investment	(4,775)	8,669	3,894
Total interest-earning assets	(3,338)	12,103	8,765
Liabilities
Deposits
Interest-bearing demand accounts	129	298	427
Savings accounts	8	142	150
Money market accounts	(386)	1,042	656
Certificate accounts	(1,819)	(5,970)	(7,789)
Total interest-bearing deposits	(2,068)	(4,488)	(6,556)
Federal Home Loan Bank advances	(4,079)	3,823	(256)
Securities sold under agreements to repurchase	(1)	(58)	(59)
Long-term debt	1,203	10	1,213
Other borrowings	—	241	241
Total interest-bearing liabilities	(4,945)	(472)	(5,417)
Total changes in net interest income	$1,607	$12,575	$14,182

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

Net Interest Income

Net interest income on a tax equivalent basis was $76.7 million for the year ended December 31, 2013, an increase of $14.2 million, or 23%, from $62.5 million for the year ended December 31, 2012. During 2013, total interest income increased $8.8 million from 2012, while total interest expense decreased $5.4 million from 2012. The net interest margin for the year ended December 31, 2013 improved to 3.17% from 2.89% in 2012. Total average interest-earning assets increased in 2013 primarily as a result of growth in the investment securities portfolio and new portfolio loan originations, partially offset by a decrease in cash and cash equivalents mainly used to fund these investments. Total average interest-bearing deposit balances decreased from 2012 mostly as a result of a reduction in higher-cost retail certificates of deposits, partially offset by an increase in transaction and savings deposits. The improvement in our net interest income and net interest margin from 2012 to 2013 in large part reflected the execution of our deposit product and pricing strategies, as growth in transaction and savings account balances partially offset maturities of higher yielding certificates of deposit. Additionally, we increased our net interest income through increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment.

Total interest income on a tax equivalent basis of $91.2 million in 2013 increased $8.8 million, or 10.6%, from $82.5 million in 2012, primarily driven by higher average balances of portfolio loans and investment securities. Average balance of loans held for investment increased by $193.1 million, or 14.8%, and the average balance of investment securities increased $104.2 million, or 25.4%, from 2012 to 2013. We re-balanced our investment securities in 2013 with a shift toward higher-yielding municipal securities, which resulted in an increase in yield on investment securities of 15 basis points. These increases were partially offset by a decrease in the average balance of cash and cash equivalents, which decreased $64.6 million, or 68.4%, compared to 2012 and a lower yield on average loans held for investment, which decreased 32 basis points during 2013.

Total interest expense of $14.5 million in 2013 decreased $5.4 million, or 27%, from $19.9 million in 2012. This decrease was primarily due to a $300.3 million, or 38.0%, reduction in the average balance of higher-yielding certificates of deposit, partially offset by an increase in lower cost transaction and savings deposits as we expand our deposit branch network. Also contributing to the decrease in interest expense was the restructuring of FHLB advances. We prepaid certain long-term FHLB advances and used short-term FHLB advances in 2013 to meet short-term mortgage origination and sales funding needs, which contributed to a 139 basis point decline in interest cost on FHLB advances.

Provision for Loan Losses

Provision for credit losses was $900 thousand in 2013, compared to $11.5 million in 2012, reflecting the improved credit quality of the Company's loan portfolio from 2012. Nonaccrual loans declined to $25.7 million at December 31, 2013, a decrease of $4.2 million, or 14.0%, from $29.9 million at December 31, 2012. Nonaccrual loans as a percentage of total loans was 1.36% at December 31, 2013, compared to 2.24% at December 31, 2012. Criticized/classified loans declined to 5.01% of total loans at December 31, 2013 from 11.08% of total loans at December 31, 2012. Loan delinquencies also decreased, with total loans past due decreasing to 4.44% of loans held for investment at December 31, 2013, compared to 6.58% at December 31, 2012. Overall, the allowance for credit losses decreased to $24.1 million, or 1.27% of loans held for investment at December 31, 2013, down from $27.8 million, or 2.07% of total loans held for investment at December 31, 2012.

Net charge-offs of $4.6 million for 2013 were down $22.0 million, or 82.8%, from net charge-offs of $26.5 million for 2012. Net charge-offs during 2012 included an $11.8 million charge-off related to the settlement of collection litigation and resolution of certain related nonperforming construction/land development loans with aggregate carrying values of $26.6 million.

Noninterest Income

Noninterest income was $190.7 million for the year ended December 31, 2013, a decrease of $47.3 million, or 19.9%, from noninterest income of $238.0 million for 2012. The decrease in noninterest income in 2013 compared to 2012 was primarily the result of lower net gain on mortgage loan origination and sale activities, mostly related to substantially lower refinancing activities that resulted mainly from increased mortgage interest rates, partially offset by growth in 2013 in our purchase mortgage transactions and the expansion of our mortgage lending operations.

Noninterest income consisted of the following:

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Net gain on mortgage loan origination and sale activities (1)	$164,712	$210,564	$(45,852)	(22)%
Mortgage servicing income	17,073	16,121	952	6
Income from WMS Series LLC	704	4,264	(3,560)	(83)
Gain (loss) on debt extinguishment	—	(939)	939	(100)
Depositor and other retail banking fees	3,172	3,062	110	4
Insurance agency commissions	864	743	121	16
Gain on investment securities available for sale	1,772	1,490	282	19
Other	2,448	2,715	(267)	(10)
Total noninterest income	$190,745	$238,020	$(47,275)	(20)%

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Single family
Servicing value and secondary market gains (1)	$128,391	175,655	$(47,264)	(27)%
Loan origination and funding fees	30,051	30,037	14	—
Total single family	158,442	205,692	(47,250)	(23)
Multifamily	5,306	4,872	434	9
Other	964	—	964	NM
Net gain on mortgage loan origination and sale activities	$164,712	$210,564	$(45,852)	(22)%
NM=Not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Net gain on mortgage loan origination and sale activities was $164.7 million in 2013, a decrease of $45.9 million, or 21.8%, from $210.6 million in 2012. This decrease predominantly reflected lower secondary market gains on our interest rate lock commitments. Interest rate lock commitments declined in 2013 mainly due to the rise in mortgage interest rates beginning in the second quarter of that year, causing a significant decrease in refinancing activity that was only partially offset by a slightly stronger purchase mortgage market. This impact was partially mitigated by the expansion of our mortgage lending operations as we added approximately 120 mortgage origination and support personnel during 2013.

Single family production volumes of loans designated for sale consisted of the following.

	Year Ended December 31,		Dollar Change	Percentage Change
(in thousands)	2013	2012

Single family mortgage closed loan volume (1)	$4,459,649	$4,668,167	$(208,518)	(4)%
Single family mortgage interest rate lock commitments (1)	$3,907,274	$4,786,667	$(879,393)	(18)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet.

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

	Year Ended December 31,
(in thousands)	2013	2012

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(1,828)	$(1,348)
Other changes in estimated repurchase losses (2)	—	(2,969)
	$(1,828)	$(4,317)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Year Ended December 31,		Dollar Change	Percent Change
(in thousands)	2013	2012

Servicing income, net:
Servicing fees and other	$34,173	$27,833	$6,340	23%
Changes in fair value of MSRs due to modeled amortization (1)	(24,321)	(26,706)	2,385	(9)
Amortization	(1,803)	(2,014)	211	(10)
	8,049	(887)	8,936	(1,007)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	29,456	(4,974)	34,430	(692)
Net gain from derivatives economically hedging MSRs	(20,432)	21,982	(42,414)	(193)
	9,024	17,008	(7,984)	(47)
Mortgage servicing income	$17,073	$16,121	$952	6%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the year ended December 31, 2013, mortgage servicing income of $17.1 million decreased $1.0 million from $16.1 million in 2012, primarily due to increased servicing fees collected during 2013 on the Company's single family mortgage servicing. This increase was partially offset by lower MSR risk management results, which represents changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.

The net performance of our MSR risk management activities for 2013 was a gain of $9.0 million, compared to a gain of $17.0 million in 2012. The lower gain in 2013 largely reflected lower sensitivity to interest rates for the Company's MSRs, which led the Company to reduce the notional amount of derivative instruments used to economically hedge MSRs. The lower notional amount of derivative instruments, along with a flatter yield curve, resulted in lower net gains from MSR risk management, which negatively impacted mortgage servicing income. In addition, MSR risk management results for 2013 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to factors other than interest rate changes, such as higher expected home values which generally lead to higher projected prepayment speeds, and a decline in income from MSR risk management activities in 2013.

Mortgage servicing fees collected in 2013 were $34.2 million, an increase of $6.3 million, or 22.8%, from $27.8 million in 2012 primarily as a result of the increase in the loans serviced for others portfolio. Our loans serviced for others portfolio increased to $12.61 billion at December 31, 2013 from $9.65 billion at December 31, 2012.

Income from WMS Series LLC in 2013 was $704 thousand, compared to $4.3 million in 2012. The decrease in 2013 was primarily due to a 33.6% decrease in interest rate lock commitments and a 25.5% decrease in closed loan volume, which were
$548.7 million and $694.4 million in 2013, respectively, compared to $825.8 million and $932.4 million in 2012.

Loss on debt extinguishment. We recorded no loss on debt extinguishment in 2013, compared to a loss of $939 thousand in 2012, primarily as a result of a prepayment fee for the early retirement of $25.5 million of long-term FHLB advances. This prepayment resulted in reduced interest expense in 2013 as we replaced high-cost, long-term FHLB advances with other lower-cost, short-term borrowings.

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

Gain on investment securities available for sale was $1.8 million in 2013, compared to $1.5 million in 2012, as the Company re-balanced its portfolio and provided liquidity for the growth in lending volumes.

Other income was $2.4 million in 2013, relatively consistent with $2.7 million in 2012.

Noninterest Expense

Noninterest expense was $229.5 million in 2013, an increase of $45.9 million, or 25.0%, from $183.6 million in 2012. Included in noninterest expense in 2013 were acquisition-related expenses of $4.5 million. The increase in noninterest expense was primarily the result of a $29.6 million increase in salaries and related costs and a $12.5 million increase in general and administrative expenses resulting from a 37% growth in personnel in 2013 in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. These additions to personnel were partially offset by attrition and position eliminations in the same year in mortgage production, mortgage operations, and in commercial lending and administration. Position eliminations in 2013 were in response to a slowdown in mortgage activity and the integration of our acquisitions and were intended to improve efficiency and performance. These increases in noninterest expense were partially offset by significantly lower other real estate owned ("OREO") expenses, which were $1.8 million in 2013, a decrease of $8.3 million from OREO expense of $10.1 million in 2012.

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

Net cost of operation and sale of other real estate owned was $1.8 million in 2013, a decrease of $8.3 million from $10.1 million in 2012. OREO valuation adjustments were $603 thousand for 2013, compared to valuation adjustments of $12.2 million in 2012. Valuation adjustments to OREO balances declined with the reduction in the net balance of OREO properties in 2013. Lower balances of OREO properties also resulted in decreased maintenance expenses.

Income Tax Expense

The Company's income tax expense was $11.0 million for the year ended December 31, 2013, compared to $21.5 million for the year ended December 31, 2012. The Company's 2013 tax expense is based on the annual effective income tax rate plus discrete benefits recognized during the year. The Company's annual effective income tax rate for the year was 31.6%, compared to an annual effective income tax rate of 20.8% for 2012. The lower effective income tax rate in 2012 primarily reflected the benefit of a full reversal of deferred tax asset valuation allowances during 2012.

Capital Expenditures

During 2013, our net expenditures for property and equipment were $22.8 million, compared to net expenditures of $11.4 million during 2012, as we continued to implement our strategic initiatives regarding the expansion of our mortgage banking and commercial and consumer businesses.

Review of Financial Condition – Comparison of December 31, 2014 to December 31, 2013

Total assets were $3.54 billion at December 31, 2014 and $3.07 billion at December 31, 2013. The increase in total assets was primarily due to a $341.3 million increase in loans held for sale and a $227.3 million increase in portfolio loans, partially offset by a $43.5 million decrease in investment securities.

Cash and cash equivalents was $30.5 million at December 31, 2014, compared to $33.9 million at December 31, 2013, a decrease of $3.4 million, or 10.0%.

Investment securities was $455.3 million at December 31, 2014, compared to $498.8 million at December 31, 2013, a decrease of $43.5 million, or 8.7%. The lower balance of our investment securities portfolio reflected management's decision to change the composition of the overall asset mix by selling certain residential mortgage-backed securities and adding corporate debt securities to the Company's portfolio. With the Company's improved credit position and excess capital, the investment in corporate debt securities provided diversification in the Company's investment securities portfolio with minimal additional credit risk.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $28.0 million, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2014		2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Mortgage-backed securities:
Residential	$107,624	$107,280	$137,602	$133,910
Commercial	13,030	13,671	13,391	13,433
Municipal bonds	119,744	122,334	136,937	130,850
Collateralized mortgage obligations:
Residential	44,254	43,166	93,112	90,327
Commercial	20,775	20,486	17,333	16,845
Corporate debt securities	80,214	79,400	75,542	68,866
U.S. Treasury securities	40,976	40,989	27,478	27,452
Total available for sale	$426,617	$427,326	$501,395	$481,683

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipalities. As of December 31, 2014 and 2013, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2014 and 2013, substantially all securities held by the Company had ratings available by external ratings agencies.

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

	At December 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,949	1.72%	$100,331	1.75%	$107,280	1.75%
Commercial	—	—	—	—	—	—	13,671	4.75	13,671	4.75
Municipal bonds	—	—	604	4.10	23,465	3.55	98,265	4.21	122,334	4.09
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	43,166	1.84	43,166	1.84
Commercial	—	—	—	—	9,776	1.96	10,710	1.99	20,486	1.97
Corporate debt securities	—	—	9,000	2.21	38,487	3.35	31,913	3.73	79,400	3.37
U.S. Treasury securities	25,998	0.28	14,991	0.46	—	—	—	—	40,989	0.35
Total available for sale	$25,998	0.28%	$24,595	1.19%	$78,677	3.09%	$298,056	2.92%	$427,326	2.69%

	At December 31, 2013
	Within one year		After one year Through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield	Fair value	Weighted average yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2014, the aggregate net premium associated with our MBS portfolio was $10.5 million, or 7.7%, of the aggregate unpaid principal balance, compared with $10.5 million or 8.7% at December 31, 2013. The aggregate net premium associated with our CMO portfolio as of December 31, 2014 was $3.1 million, or 5.0%, of the aggregate unpaid principal balance, compared with $6.4 million or 6.1% at December 31, 2013. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

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

Based on this evaluation, management concluded that unrealized losses as of December 31, 2014 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2014 were considered other than temporary.

Loans held for sale were $621.2 million at December 31, 2014, compared to $279.9 million as of December 31, 2013, a increase of $341.3 million, or 121.9%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance is primarily due to increased single family mortgage closed loan volume during December 2014.

Loans held for investment, net were $2.10 billion at December 31, 2014, compared to $1.87 billion as of December 31, 2013, an increase of $227.3 million, or 12.1%. Our single family loan portfolio decreased by $8.2 million from December 31, 2013, primarily due to the net transfer of $217.8 million of single family mortgage loans out of the portfolio and into loans held for sale during 2014, largely offset by increased originations of mortgages that exceed conventional conforming loan limits. Our commercial construction loan balances increased $237.5 million from December 31, 2013 primarily as a result of the organic growth of our commercial lending business. At December 31, 2014, commercial construction loan balances were comprised of $143.2 million of multifamily construction, $104.7 million of residential construction, $60.8 million of commercial real estate construction and $59.3 million of single family/one-step construction. At December 31, 2013, we had balances comprised of $23.6 million of multifamily construction, $49.6 million of residential construction, $23.1 million of commercial real estate construction and $34.2 million of single family/one-step construction.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2014		2013		2012		2011		2010
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Consumer loans:
Single family	$896,665	42.2%	$904,913	47.7%	$673,865	50.3%	$496,934	36.9%	$526,462	32.7%
Home equity	135,598	6.4	135,650	7.1	136,746	10.2	158,936	11.8	181,537	11.3
	1,032,263	48.6	1,040,563	54.8	810,611	60.5	655,870	48.7	707,999	44.0
Commercial loans:
Commercial real estate (1)	523,464	24.6	477,642	25.1	361,879	27.0	402,139	29.8	426,879	26.6
Multifamily	55,088	2.6	79,216	4.2	17,012	1.3	56,379	4.2	104,497	6.5
Construction/ land development	367,934	17.3	130,465	6.9	71,033	5.3	173,405	12.9	285,131	17.7
Commercial business	147,449	6.9	171,054	9.0	79,576	5.9	59,831	4.4	82,959	5.2
	1,093,935	51.4	858,377	45.2	529,500	39.5	691,754	51.3	899,466	56.0
	2,126,198	100.0%	1,898,940	100.0%	1,340,111	100.0%	1,347,624	100.0%	1,607,465	100.0%
Net deferred loan fees, costs and discounts	(5,048)		(3,219)		(3,576)		(4,062)		(4,767)
	2,121,150		1,895,721		1,336,535		1,343,562		1,602,698
Allowance for loan losses	(22,021)		(23,908)		(27,561)		(42,689)		(64,177)
	$2,099,129		$1,871,813		$1,308,974		$1,300,873		$1,538,521

(1)
December 31, 2014, 2013 and 2012 balances comprised of $143.8 million, $156.7 million and $94.9 million of owner-occupied loans, respectively, and $379.6 million, $320.9 million and $267.0 million of non-owner-occupied loans, respectively.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans.

	At December 31,
	2014		2013
(in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans
Single family	$576,295	27.1%	$508,232	26.8%
Commercial	345,307	16.2	293,548	15.5
Multifamily	45,957	2.2	69,439	3.7
Construction/land development, net (1)	226,635	10.7	70,028	3.7
Commercial business	95,484	4.5	117,718	6.2
Home equity	69,500	3.3	79,447	4.2
Total adjustable-rate loans	1,359,178	63.9	1,138,412	59.9
Fixed-rate loans
Single family	320,370	15.1	396,681	20.9
Commercial	178,157	8.4	184,094	9.7
Multifamily	9,131	0.4	9,777	0.5
Construction/land development, net (1)	141,299	6.6	60,437	3.2
Commercial business	51,965	2.4	53,336	2.8
Home equity	66,098	3.1	56,203	3.0
Total fixed-rate loans	767,020	36.1	760,528	40.1
Total loans held for investment	2,126,198	100.0%	1,898,940	100.0%
Less:
Net deferred loan fees, costs and discounts	(5,048)		(3,219)
Allowance for loan losses	(22,021)		(23,908)
Loans held for investment, net	$2,099,129		$1,871,813

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2014				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$1,335	$12,401	$882,929	$896,665	$319,055	$576,275
Home equity	344	3,371	131,883	135,598	65,921	69,333
Total consumer	1,679	15,772	1,014,812	1,032,263	384,976	645,608
Commercial:
Commercial real estate	40,482	150,001	332,981	523,464	154,001	328,981
Multifamily	6,008	4,051	45,029	55,088	5,692	43,388
Construction/land development	181,327	156,605	30,002	367,934	62,176	124,431
Commercial business	80,406	43,061	23,982	147,449	44,709	22,334
Total commercial	308,223	353,718	431,994	1,093,935	266,578	519,134
Total loans held for investment	$309,902	$369,490	$1,446,806	$2,126,198	$651,554	$1,164,742

	December 31, 2013				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$2,117	$11,889	$890,907	$904,913	$396,580	$506,215
Home equity	1,001	3,231	131,418	135,650	56,107	78,542
Total consumer	3,118	15,120	1,022,325	1,040,563	452,687	584,757
Commercial:
Commercial real estate	21,265	107,259	349,118	477,642	177,567	278,810
Multifamily	—	4,255	74,961	79,216	9,777	69,439
Construction/land development	75,019	45,404	10,042	130,465	24,259	31,187
Commercial business	99,374	46,030	25,650	171,054	43,016	28,661
Total commercial	195,658	202,948	459,771	858,377	254,619	408,097
Total loans held for investment	$198,776	$218,068	$1,482,096	$1,898,940	$707,306	$992,854

The following table presents the loan portfolio by loan type and region as of December 31, 2014.

	Washington							Idaho
	Puget Sound				Vancouver & Other (2)(3)	Central & Eastern WA(2)(3)	Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)				Boise (2)

Consumer:
Single family	$348,256	$84,611	$44,517	$16,407	$53,970	$35,990	$11,426	$15,816
Home equity	55,404	14,859	9,242	4,168	8,899	3,326	5,289	149
	403,660	99,470	53,759	20,575	62,869	39,316	16,715	15,965
Commercial:
Commercial real estate	231,981	57,506	27,130	49,479	2,754	58,065	14,002	657
Multifamily	21,371	1,217	16,893	520	—	5,766	—	—
Construction/land development	153,496	34,932	43,864	9,590	22,106	25,955	873	9,546
Commercial business	94,081	7,605	5,328	12	93	31,751	1,354	—
	500,929	101,260	93,215	59,601	24,953	121,537	16,229	10,203
Total loans	$904,589	$200,730	$146,974	$80,176	$87,822	$160,853	$32,944	$26,168

	Oregon
(in thousands)	Portland (2)(3)	Eugene/Bend (2)(3)	Salem (2)	Hawaii	Utah	California	Other (4)	Total

Consumer:
Single family	$69,162	$20,029	$11,128	$39,582	$933	$140,539	$4,299	$896,665
Home equity	12,723	2,938	3,428	8,228	—	6,445	500	135,598
	81,885	22,967	14,556	47,810	933	146,984	4,799	1,032,263
Commercial:
Commercial real estate	46,010	19,342	6,585	—	—	—	9,953	523,464
Multifamily	1,758	7,563	—	—	—	—	—	55,088
Construction/land development	22,320	5,356	2,345	5,308	11,812	20,431	—	367,934
Commercial business	4,468	97	—	—	—	—	2,660	147,449
	74,556	32,358	8,930	5,308	11,812	20,431	12,613	1,093,935
Total loans	$156,441	$55,325	$23,486	$53,118	$12,745	$167,415	$17,412	$2,126,198

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes Alaska, Florida, Arizona and Colorado.

The following table presents the loan portfolio by loan type and region as of December 31, 2013.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)		Spokane (2)(3)

Consumer:
Single family	$464,120	$89,921	$51,267	$17,703	$41,348	$30,883	$14,192
Home equity	56,491	15,722	10,406	4,557	8,706	3,957	5,211
	520,611	105,643	61,673	22,260	50,054	34,840	19,403
Commercial:
Commercial real estate	238,663	54,068	22,007	23,987	624	56,673	6,942
Multifamily	25,342	3,183	16,729	515	—	12,497	—
Construction/land development	60,547	11,825	11,532	5,449	13,185	16,729	269
Commercial business	122,396	1,248	7,702	—	149	31,973	1,293
	446,948	70,324	57,970	29,951	13,958	117,872	8,504
Total loans	$967,559	$175,967	$119,643	$52,211	$64,012	$152,712	$27,907

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Other (4)	Total

Consumer:
Single family	$12,001	$67,387	$19,246	$12,656	$38,832	$45,357	$904,913
Home equity	91	13,348	3,257	4,218	8,678	1,008	135,650
	12,092	80,735	22,503	16,874	47,510	46,365	1,040,563
Commercial:
Commercial real estate	589	50,261	8,009	6,725	—	9,094	477,642
Multifamily	—	13,282	7,668	—	—	—	79,216
Construction/land development	2,331	3,813	3,272	—	1,513	—	130,465
Commercial business	—	2,318	47	—	3	3,925	171,054
	2,920	69,674	18,996	6,725	1,516	13,019	858,377
Total loans	$15,012	$150,409	$41,499	$23,599	$49,026	$59,384	$1,898,940

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

(4)	Includes California, Alaska and Florida.

The following table presents the loan portfolio by loan type and year of origination.

	December 31, 2014
	Prior to 2006	2006- 2008	2009- 2011	2012	2013	2014	Total
(in thousands)

Consumer
Single family	$36,109	$174,541	$128,376	$88,167	$151,352	$318,120	$896,665
Home equity	26,632	70,654	3,351	1,846	14,934	18,181	135,598
	62,741	245,195	131,727	90,013	166,286	336,301	1,032,263
Commercial
Commercial real estate	25,583	182,498	30,479	60,050	122,347	102,507	523,464
Multifamily	5,572	6,515	1,730	—	35,959	5,312	55,088
Construction/land development	—	7,834	157	17,396	94,075	248,472	367,934
Commercial business	15,232	15,360	27,284	18,703	31,145	39,725	147,449
	46,387	212,207	59,650	96,149	283,526	396,016	1,093,935
Total loans	$109,128	$457,402	$191,377	$186,162	$449,812	$732,317	$2,126,198
The following table presents the loan portfolio by loan type and year of origination.

	December 31, 2013
	Prior to 2000	2000- 2004	2005- 2008	2009- 2010	2011- 2012	2013	Total
(in thousands)

Consumer
Single family	$7,236	$25,471	$195,559	$136,240	$168,885	$371,522	$904,913
Home equity	3	17,919	93,304	4,819	2,704	16,901	135,650
	7,239	43,390	288,863	141,059	171,589	388,423	1,040,563
Commercial
Commercial real estate	361	10,041	205,754	20,263	109,308	131,915	477,642
Multifamily	—	63	12,199	1,115	5,416	60,423	79,216
Construction/land development	—	—	14,155	411	19,789	96,110	130,465
Commercial business	52	892	29,980	14,493	43,110	82,527	171,054
	413	10,996	262,088	36,282	177,623	370,975	858,377
Total loans	$7,652	$54,386	$550,951	$177,341	$349,212	$759,398	$1,898,940

The following table presents loan origination and loan sale volumes.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Loans originated
Real estate
Single family
Originated by HomeStreet	$4,208,736	$4,160,435	$3,968,696
Originated by WMS Series LLC	489,031	692,444	932,377
Single family	4,697,767	4,852,879	4,901,073
Multifamily	152,280	90,967	115,274
Commercial real estate	57,025	129,531	49,982
Construction/land development	595,034	255,314	54,187
Total real estate	5,502,106	5,328,691	5,120,516
Commercial business	142,602	109,735	35,606
Home equity	20,559	17,724	386
Total loans originated	$5,665,267	$5,456,150	$5,156,508
Loans sold
Single family	$3,979,398	$4,733,473	$4,170,840
Multifamily	141,859	104,016	118,805
Total loans sold	$4,121,257	$4,837,489	$4,289,645

Other real estate owned was $9.4 million at December 31, 2014, compared to $12.9 million at December 31, 2013, a decrease of $3.5 million, or 26.8%. This decrease was predominantly due to sales of OREO properties, which totaled $7.5 million and loss provision of $69 thousand for 2014, partially offset by additions to the OREO assets of $4.1 million.

FHLB Stock was $33.9 million at December 31, 2014, compared to $35.3 million at December 31, 2013. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

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

In September 2014, the FHLB entered into a merger agreement with the Federal Home Loan Bank of Des Moines (the “Des Moines Bank”). If the merger agreement is consummated, the FHLB will merge with and into the Des Moines Bank, with the Des Moines Bank being the surviving entity. As a result, the Bank will become a member of the Des Moines Bank and its shares of FHLB stock will be converted into shares of stock of the Des Moines Bank.

Management periodically evaluates FHLB stock for other-than-temporary impairment based on its assessment of ultimate recoverability of par value, rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB and (4) the liquidity position of the FHLB. The FHLB continues to benefit from a superior credit rating from Standard & Poor’s, which allows the FHLB to secure funding for its activities at attractive rates and terms, further supporting continued access to liquidity. Based on its evaluation, management determined there is no other-than-temporary impairment on the FHLB stock investment as of December 31, 2014 or December 31, 2013.

Accounts receivable and other assets was $105.0 million at December 31, 2014, compared to $122.2 million at December 31, 2013, a decrease of $17.2 million, or 14.1%, primarily attributable to the collection of federal income tax receivable during 2014. The income tax receivable balance was $29.6 million at December 31, 2013.

Deposits

Deposits were $2.45 billion at December 31, 2014, compared to $2.21 billion at December 31, 2013, an increase of $234.6 million, or 10.6%. This increase was primarily attributable to the organic growth of our deposit branch network. During 2014, the Company increased the balances of transaction and savings deposits by $183.0 million, or 11.9%, to $1.72 billion at December 31, 2014 from $1.54 billion at December 31, 2013. Partially offsetting the increased transaction and savings deposits was the managed reduction of certificates of deposit balances, which decreased $19.9 million, or 3.9%, to $494.5 million at December 31, 2014 from $514.4 million at December 31, 2013. This improvement in the composition of deposits was partially the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing.

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2014	2013	2012

Noninterest-bearing accounts - checking and savings	$240,679	$164,437	$83,563
Interest-bearing transaction and savings deposits:
NOW accounts	272,390	297,966	174,699
Statement savings accounts due on demand	200,638	156,181	103,932
Money market accounts due on demand	1,007,213	919,322	683,906
Total interest-bearing transaction and savings deposits	1,480,241	1,373,469	962,537
Total transaction and savings deposits	1,720,920	1,537,906	1,046,100
Certificates of deposit	494,526	514,400	655,467
Noninterest-bearing accounts - other	229,984	158,515	275,268
Total deposits	$2,445,430	$2,210,821	$1,976,835

Borrowings

FHLB advances were $597.6 million at December 31, 2014, compared to $446.6 million as of December 31, 2013. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. As of December 31, 2014, 2013 and 2012, FHLB borrowings had weighted average interest rates of 0.41%, 0.43% and 0.60%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2014, $532.0 million mature prior to December 31, 2015. We had $317.9 million and $228.5 million of additional borrowing capacity with the FHLB as of December 31, 2014 and December 31, 2013, respectively. Our lending agreement permits the FHLB to refuse to make advances under that agreement during periods in which an “event of default” (as defined in that agreement) exists. An “event of default” occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. Among those events is the issuance or entry of “any supervisory or consent order pertaining to” the Bank. No such condition existed at December 31, 2014.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2014 and December 31, 2013, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $316.1 million and $332.7 million at December 31, 2014 and December 31, 2013, respectively. The FRBSF is also not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $61.9 million at December 31, 2014 and $64.8 million at December 31, 2013. This balance represents junior subordinated debentures issued in connection with the sale of TruPS by HomeStreet Statutory Trusts, subsidiaries of

HomeStreet, Inc. During 2013, as a result of the acquisition of YNB, the Company acquired $3.1 million of additional TruPS, which was redeemed during 2014. TruPS allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders' Equity

Shareholders’ equity was $302.2 million at December 31, 2014, compared to $265.9 million at December 31, 2013. This increase included net income of $22.3 million and other comprehensive income of $13.5 million recognized during 2014, partially offset by $1.6 million of dividends paid during 2014. The comprehensive income in 2014 represented unrealized gains in the valuation of our investment securities available for sale portfolio at December 31, 2014.

The Company paid cash dividends to shareholders of $0.11 per share on February 24, 2014.

Shareholders' equity, on a per share basis, was $20.34 per share at December 31, 2014, compared to $17.97 per share at December 31, 2013.

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

	Year Ended December 31,
(in thousands)	2014	2013	2012

Return on assets (1)	0.69%	0.88%	3.42%
Return on equity (2)	7.69%	9.56%	38.86%
Equity to assets ratio (3)	9.03%	9.16%	8.79%

(1)	Net income divided by average total assets.

(2)	Net earnings (loss) available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	an allocation of the Company's consolidated income taxes which are based on the effective tax rate applied to the segment's pretax income or loss.

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. As of December 31, 2014, our bank branch network consisted of 33 branches in the Pacific Northwest and Hawaii. At December 31, 2014 and 2013, our transaction and savings deposits totaled $1.72 billion and $1.54 billion, respectively, and our loan portfolio totaled $2.10 billion and $1.87 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Year Ended December 31,
(in thousands)	2014		2013	2012

Net interest income	$81,986		$59,172	$46,625
Provision (reversal of provision) for loan losses	(1,000)		900	11,500
Noninterest income	18,666	(3)	15,091	12,465
Noninterest expense	79,812		66,141	63,609
Income (loss) before income taxes	21,840		7,222	(16,019)
Income tax (benefit) expense	7,092		1,249	(3,316)
Net income (loss)	$14,748		$5,973	$(12,703)

Total assets	$2,746,409		$2,576,762	$1,862,315
Pre-tax pre-provision profit (loss) (1)	20,840		8,122	(4,519)
Efficiency ratio (2)	79.29%		89.06%	107.65%
Full-time equivalent employees (ending)	608		577	413
Net gain on mortgage loan origination and sale activity:
Multifamily	$4,723		$5,306	$4,872
Other	4,764	(3)	964	—
	$9,487		$6,270	$4,872

Commercial and Consumer Banking production volumes:
Multifamily mortgage originations	$152,282		$90,968	$112,074
Multifamily mortgage loans sold	$141,859		$104,016	$118,805

(1)
Pre-tax pre-provision profit is total net revenue (net interest income and noninterest income) less noninterest expense. The Company believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(2)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(3)	Includes $4.6 million in pre-tax gain during 2014 from the sale of loans that were originally held for investment.

Commercial and Consumer Banking net income was $14.7 million for the year ended December 31, 2014, an increase of $8.8 million from $6.0 million for the year ended December 31, 2013. The increase in net income in 2014 was primarily the result of a $22.8 million increase in net interest income, which reflected improvements in our deposit product and pricing strategy. That strategy included reducing our higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits. Additionally, improved credit quality of the Company's loan portfolio resulted in a $1.0 million reversal of provision for loan losses in 2014, compared to provision of $900 thousand in 2013. Partially offsetting these improvements to net income was increased noninterest expense as we continue to grow this segment.

Commercial and Consumer Banking noninterest expense of $79.8 million increased $13.7 million, or 20.7%, from $66.1 million in 2013, primarily due to increased salaries and related costs, reflecting the growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network, including growth through acquisitions which closed in the fourth quarter of 2013.

Commercial and Consumer Banking had net income of $6.0 million for the year ended December 31, 2013, compared to a net loss of $12.7 million for the year ended December 31, 2012. The improvement in 2013 was primarily due to an increase in net interest income, which in large part reflected improvements in our deposit product and pricing strategy.

Commercial and Consumer Banking servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Servicing income, net:
Servicing fees and other	$4,166	$3,174	$3,396
Amortization of multifamily MSRs	(1,712)	(1,803)	(2,014)
Commercial mortgage servicing income	$2,454	$1,371	$1,382

Commercial and Consumer Banking loans serviced for others consisted of the following.

	Year Ended December 31,
(in thousands)	2014	2013

Commercial
Multifamily	$752,640	$720,429
Other	82,354	95,673
Total commercial loans serviced for others	$834,994	$816,102

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

	Year Ended December 31,
(in thousands)	2014	2013	2012

Net interest income	$16,683	$15,272	$14,117
Noninterest income	166,991	175,654	225,555
Noninterest expense	172,199	163,354	119,981
Income before income taxes	11,475	27,572	119,691
Income tax expense	3,964	9,736	24,862
Net income	$7,511	$17,836	$94,829

Total assets	$788,681	$489,292	$768,915
Efficiency ratio (1)	93.75%	85.56%	50.06%
Full-time equivalent employees (ending)	1,003	925	686
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$4,400,617	$4,459,649	$4,668,167
Single family mortgage interest rate lock commitments(2)	4,344,248	3,907,274	4,786,667
Single family mortgage loans sold(2)	3,979,398	4,733,473	4,170,840

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC ("WMS") and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $7.5 million for the year ended December 31, 2014, a decrease of $10.3 million, or 57.9%, from net income of $17.8 million for the year ended December 31, 2013. The decrease in Mortgage Banking net income for 2014 was driven primarily by lower gain on sale income. Our single family mortgage interest rate lock commitments of $4.34 billion in 2014 increased 11.2%, compared to $3.91 billion in the 2013. However, we experienced lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013. In periods where we experience lower gain on sale margins, noninterest expense will be higher relative to noninterest income, as we do not see a commensurate decrease in commissions expense at the time of closing the loan.

Mortgage Banking net income of $17.8 million for the year ended December 31, 2013 decreased $77.0 million, or 81.2%, from $94.8 million for the year ended December 31, 2012. The decrease in Mortgage Banking net income for 2013 was driven primarily by higher mortgage interest rates that led to a sharp decrease in interest rate lock commitments.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$109,063	$128,391	$178,624
Provision for repurchase losses(3)	—	—	(2,969)
Net gain from secondary market activities	109,063	128,391	175,655
Loan origination and funding fees	25,572	30,051	30,037
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$134,635	$158,442	$205,692

(1)	Excludes inter-segment activities.

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

Net gain on mortgage loan origination and sale activities was $134.6 million for the year ended December 31, 2014, a decrease of $23.8 million, or 15.0%, from $158.4 million for the year ended December 31, 2013. This decrease is primarily the result of lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013. Partially offsetting this effect on net gain on mortgage loan origination and sale activities was an 11.2% increase in interest rate lock commitments resulting from the expansion of our mortgage lending operations, as we entered new markets by adding 11 mortgage loan origination offices during 2014.

Mortgage Banking servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2014		2013	2012

Servicing income, net:
Servicing fees and other	$33,652		$30,999	$24,437
Changes in fair value of MSRs due to modeled amortization (1)	(26,112)		(24,321)	(26,706)
	7,540		6,678	(2,269)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(15,629)	(3)	29,456	$(4,974)
Net gain from derivatives economically hedging MSRs	39,727		(20,432)	21,982
	24,098		9,024	17,008
Mortgage Banking servicing income	$31,638		$15,702	$14,739

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the second quarter 2014 sale of single family MSRs.

Single family mortgage servicing income of $31.6 million in the year ended December 31, 2014 increased by $15.9 million from $15.7 million in the year ended December 31, 2013. This increase was primarily due to MSR risk management results and increased servicing fees collected on the Company's single family mortgages. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. Included in risk management results for the year ended December 31, 2014 is $4.7 million of pre-tax income recognized from the second quarter 2014 sale of single family MSRs. No similar transactions occurred in 2013.
Single family mortgage servicing fees collected in the year ended December 31, 2014 increased $2.7 million, or 8.6%, from the year ended December 31, 2013. As a result of the June 30, 2014 sale of $2.96 billion of single family MSRs, the portfolio of single family loans serviced for others decreased to $11.22 billion at December 31, 2014, compared to $11.80 billion at December 31, 2013. Mortgage servicing fees collected in future periods will be negatively impacted in the short term because the balance of the loans serviced for others portfolio was reduced as a consequence of this sale.
Single family mortgage servicing income of $15.7 million for the year ended December 31, 2013 increased from servicing income of $14.7 million for the year ended December 31, 2012, primarily as a result of growth in the portfolio of single family loans serviced for others, which increased to $11.80 billion at December 31, 2013 from $8.87 billion at December 31, 2012.

Single family loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2014	2013

Single family
U.S. government and agency	$10,630,864	$11,467,853
Other	585,344	327,768
Total single family loans serviced for others	$11,216,208	$11,795,621

Mortgage Banking noninterest expense of $172.2 million for the year ended December 31, 2014 increased $8.8 million, or 5.4%, from $163.4 million in 2013. This increase was primarily attributable to increased salaries and related costs, as well as occupancy and information services expenses related to the addition of approximately 84 mortgage originators and mortgage fulfillment personnel as we grew our single family mortgage lending network.

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

For more information on off-balance sheet arrangements, see Note 13, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our mortgage lending activities and interest rate lock commitments on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2014 and December 31, 2013 was $72.0 million and $18.4 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments, which primarily related to unused home equity and commercial real estate lines of credit and business banking funding lines, totaled $149.4 million and $154.0 million at December 31, 2014 and December 31, 2013. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $379.4 million and $168.5 million at December 31, 2014 and December 31, 2013, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2014 and December 31, 2013, was $11.9 million and $6.0 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. The total principal balance of loans outstanding under the DUS program as of December 31, 2014 and December 31, 2013 was $752.6 million and $720.4 million, respectively, and our loss reserve was $2.3 million and $2.0 million as of December 31, 2014 and December 31, 2013, respectively.

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

We do not typically receive repurchase requests from Ginnie Mae, FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, we may be required to indemnify FHA or VA against loss.  The loans remain in Ginnie Mae pools unless and until they qualify for voluntary repurchase by the Company.  In general, once a FHA or VA loan becomes 90 days past due, we repurchase the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.
As of December 31, 2014 and December 31, 2013, the total principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $11.30 billion and $11.89 billion, respectively. The recorded mortgage repurchase liability for loans sold on a servicing-retained and a servicing-released basis was $2.0 million and $1.3 million at December 31, 2014 and 2013, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $734 thousand, $2.5 million and $2.8 million were incurred for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Leases. The Company is obligated under non-cancelable leases for office space. The office leases also contain renewal and space options. Rental expense under non-cancelable operating leases totaled $15.3 million, $11.4 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide or obtain collateral from certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle their positions on a net basis. At December 31, 2014 and 2013, our net exposure to the credit risk of derivative counterparties was $18.8 million and $10.2 million.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2014. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total

Deposits (1)	$2,270,483	$165,529	$9,418	$—	$2,445,430
FHLB advances	532,000	50,000	—	15,590	597,590
Federal funds purchased	50,000	—	—	—	50,000
Trust preferred securities(2)	—	—	—	61,857	61,857
Interest(3)	4,677	6,564	3,899	20,062	35,202
Operating leases	14,555	29,128	22,070	54,047	119,800
Purchase obligations (4)	8,458	9,698	5,834	170	24,160
Total	$2,880,173	$260,919	$41,221	$151,726	$3,334,039

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities is included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2014 rates, which we held constant until maturity.

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

Appraisal Policy

An integral part of our credit risk management process is the valuation of the collateral supporting the loan portfolio, which is primarily comprised of loans secured by real estate. We maintain a Board-approved appraisal policy for real estate appraisals that conforms to the Uniform Standards of Professional Appraisal Practice and FDIC regulatory requirements. Our Chief Appraiser, who is independent of the business unit and credit administration departments, is responsible for maintaining the appraisal policy and recommending changes to the policy subject to Loan Committee and Credit Committee approval.

Real Estate

Our appraisal policy requires that market value appraisals or evaluations be prepared prior to new loan origination, subsequent loan transactions and for loan monitoring purposes. Our appraisals are prepared by independent third-party appraisers and our staff appraisers. Evaluations are prepared by independent and qualified third-party providers. We use state certified and licensed appraisers with appropriate expertise as it relates to the subject property type and location. All appraisals contain an “as is” market value estimate based upon the definition of market value as set forth in the FDIC appraisal regulations. For applicable property types, we may also obtain “upon completion” and “upon stabilization” values. The appraisal standard for non-tract development properties (four units or less) is the retail market value of individual units. For tract development properties with five or more units, the appraisal standard is the bulk market value of the tract as a whole.

We review all appraisals and evaluations prior to the closing of a loan transaction. Commercial and single family real estate appraisals and evaluations are reviewed by either our in-house appraisal staff or by independent and qualified third-party appraisers.

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

Asset Quality and Nonperforming Assets

Nonperforming assets were $25.5 million, or 0.72% of total assets at December 31, 2014, compared to $38.6 million, or 1.26% of total assets at December 31, 2013. Nonaccrual loans of $16.0 million, or 0.75% of total loans at December 31, 2014, decreased $9.7 million, or 37.7%, from $25.7 million, or 1.36% of total loans at December 31, 2013. OREO balances of $9.4 million at December 31, 2014 decreased $3.5 million, or 26.8%, from $12.9 million at December 31, 2013. Net charge-offs in 2014 were $565 thousand, compared to $4.6 million in 2013 and $26.5 million in 2012.

At December 31, 2014, our loans held for investment portfolio, excluding the allowance for loan losses, was $2.12 billion, an increase of $225.4 million from December 31, 2013, while the allowance for loan losses decreased to $22.0 million, or 1.04% of loans held for investment, compared to $23.9 million, or 1.26% of loans held for investment at December 31, 2013. The decrease in the allowance for loan losses as a percentage of loans held for investment primarily reflected the improved credit quality of our loan portfolio.

We recorded a reversal of provision for loan losses of $1.0 million during 2014, compared to a provision for loan losses of $900 thousand for 2013 and a provision for loan losses of $11.5 million for 2012. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

The following table presents the activity in our allowance for credit losses and those amounts that were collectively and individually evaluated for impairment at December 31, 2014, 2013 and 2012.

	December 31,
(in thousands)	2014	2013	2012

Allowance for credit losses:
Beginning balance	$24,089	$27,751	$42,800
Charge-offs	(2,508)	(6,854)	(29,875)
Recoveries	1,943	2,292	3,326
Provision	(1,000)	900	11,500
Ending balance	$22,524	$24,089	$27,751

Collectively evaluated for impairment	$20,818	$21,518	$21,383
Individually evaluated for impairment	1,706	2,571	6,368
Total	$22,524	$24,089	$27,751
Loans held for investment:
Collectively evaluated for impairment	$2,006,974	$1,779,071	$1,216,146
Individually evaluated for impairment	119,224	119,869	123,965
Total	$2,126,198	$1,898,940	$1,340,111

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

	At December 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,725		$98,664	$—
Loans with an allowance recorded	36,499		37,078	1,706
Total	$119,224	(1)	$135,742	$1,706

	At December 31, 2013
	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,301		$112,795	$—
Loans with an allowance recorded	38,568		38,959	2,571
Total	$119,869	(1)	$151,754	$2,571

	At December 31, 2012
	Recorded Investment		Unpaid Principal Balance	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$53,615		$67,262	$—
Loans with an allowance recorded	70,350		72,220	6,368
Total	$123,965		$139,482	$6,368

(1) Includes $72.3 million and $70.3 million in single family performing troubled debt restructurings ("TDRs") at December 31, 2014 and December 31, 2013, respectively.

The Company had 258 impaired loans totaling $119.2 million at December 31, 2014, and 216 impaired loans totaling $119.9 million at December 31, 2013. Included in the total impaired loan amounts were 199 single family troubled debt restructuring ("TDR") loan relationships totaling $74.8 million at December 31, 2014 and 169 single family TDR relationships totaling $74.3 million at December 31, 2013. The increase in the number of impaired loan relationships at December 31, 2014 from 2013 was primarily due to an increase in the number of single family impaired loans. At December 31, 2014, there were 189 single family impaired relationships totaling $72.3 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $26.8 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2014 was $118.8 million, compared to $122.8 million for the year ended December 31, 2013. Impaired loans of $36.5 million and $38.6 million had a valuation allowance of $1.7 million and $2.6 million at December 31, 2014 and 2013, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2014			2013			2012
(in thousands)	Amount	Percent of allowance to total allowance	Loan category as a % of total loans	Amount	Percent of allowance to total allowance	Loan category as a % of total loans	Amount	Percent of allowance to total allowance	Loan category as a % of total loans
Consumer loans
Single family	$9,447	41.9%	42.2%	$11,990	49.8%	47.7%	$13,388	48.2%	50.3%
Home equity	3,322	14.8	6.4	3,987	16.6	7.1	4,648	16.8	10.2
	12,769	56.7	48.6	15,977	66.4	54.8	18,036	65.0	60.5
Commercial loans
Commercial real estate	3,846	17.0	24.6	4,012	16.6	25.2	5,312	19.2	27.0
Multifamily	673	3.0	2.6	942	3.9	4.2	622	2.2	1.3
Construction/land development	3,818	17.0	17.3	1,414	5.9	6.9	1,580	5.7	5.3
Commercial business	1,418	6.3	6.9	1,744	7.2	8.9	2,201	7.9	5.9
	9,755	43.3	51.4	8,112	33.6	45.2	9,715	35.0	39.5
Total allowance for credit losses	$22,524	100.0%	100.0%	$24,089	100.0%	100.0%	$27,751	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Allowance at the beginning of period	$24,089	$27,751	$42,800
Provision (reversal of provision) for loan losses	(1,000)	900	11,500
Recoveries:
Consumer
Single family	139	536	657
Home equity	566	583	631
	705	1,119	1,288
Commercial
Commercial real estate	493	134	259
Multifamily residential	—	—	10
Construction/land development	516	767	1,042
Commercial business	229	272	727
	1,238	1,173	2,038
Total recoveries	1,943	2,292	3,326
Charge-offs:
Consumer
Single family	907	2,967	5,939
Home equity	953	1,960	4,264
	1,860	4,927	10,203
Commercial
Commercial real estate	52	1,448	4,253
Construction/land development	—	458	14,861
Commercial business	596	21	558
	648	1,927	19,672
Total charge-offs	2,508	6,854	29,875
(Charge-offs), net of recoveries	(565)	(4,562)	(26,549)
Balance at end of period	$22,524	$24,089	$27,751
Net charge-offs to average loans receivable, net	0.03%	0.30%	2.04%

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

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At December 31, 2014
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer:
Single family(1)	$73,585	193	$2,482	10	$76,067	203
Home equity	2,430	23	231	3	2,661	26
	76,015	216	2,713	13	78,728	229
Commercial:
Commercial real estate	21,703	4	1,148	1	22,851	5
Multifamily residential	3,077	2	—	—	3,077	2
Construction/land development	5,447	3	—	—	5,447	3
Commercial business	1,573	3	249	2	1,822	5
	31,800	12	1,397	3	33,197	15
	$107,815	228	$4,110	16	$111,925	244

(1) Includes loan balances insured by the FHA or guaranteed by the VA of $26.8 million.

	At December 31, 2013
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer:
Single family	$70,304	159	$4,017	10	$74,321	169
Home equity	2,558	23	86	2	2,644	25
	72,862	182	4,103	12	76,965	194
Commercial:
Commercial real estate	19,620	2	628	1	20,248	3
Multifamily residential	3,163	2	—	—	3,163	2
Construction/land development	6,148	4	—	—	6,148	4
Commercial business	112	1	—	—	112	1
	29,043	9	628	1	29,671	10
	$101,905	191	$4,731	13	$106,636	204

(1) Includes loan balances insured by the FHA or guaranteed by the VA of $17.8 million.

The Company had 244 loan relationships classified as TDRs totaling $111.9 million at December 31, 2014 with related unfunded commitments of $151 thousand. The Company had 204 loan relationships classified as TDRs totaling $106.6 million at December 31, 2013 with related unfunded commitments of $47 thousand. The increase in the number of TDR loan relationships at December 31, 2014 from 2013 was primarily due to an increase in the number of single family loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. TDR loans held for sale totaled $1.3 million comprised of seven relationships, and $1.9 million comprised of five relationships, as of December 31, 2014 and 2013, respectively, and were predominantly comprised of loans repurchased from Ginnie Mae and cured by modifying interest rate terms.

The following table presents nonperforming assets, contractually past due assets, and accruing and nonaccrual restructured loans.

	At December 31,
(in thousands)	2014	2013	2012	2011	2010

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$8,368	$8,861	$13,304	$12,104	$13,938
Home equity	1,526	1,846	2,970	2,464	2,535
	9,894	10,707	16,274	14,568	16,473
Commercial
Commercial real estate	4,843	12,257	6,403	10,184	20,259
Multifamily residential	—	—	—	2,394	8,167
Construction/land development	—	—	5,042	48,387	65,952
Commercial business	1,277	2,743	2,173	951	2,359
	6,120	15,000	13,618	61,916	96,737
Total loans on nonaccrual	16,014	25,707	29,892	76,484	113,210
Other real estate owned	9,448	12,911	23,941	38,572	170,455
Total nonperforming assets	$25,462	$38,618	$53,833	$115,056	$283,665
Loans 90 days or more past due and accruing (2)	$34,987	$46,811	$40,658	$35,757	$43,503
Accruing TDR loans (3)	107,815	101,905	$100,575	104,931	31,806
Nonaccrual TDR loans (3)	4,110	4,731	10,208	23,540	25,063
Total TDR loans	$111,925	$106,636	$110,783	$128,471	$56,869
Allowance for loan losses as a percent of nonaccrual loans	137.51%	93.00%	92.20%	55.81%	56.69%
Nonaccrual loans as a percentage of total loans	0.75%	1.36%	2.24%	5.69%	7.06%
Nonperforming assets as a percentage of total assets	0.72%	1.26%	2.05%	5.08%	11.41%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $2.8 million, $4.6 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

(3)	At December 31, 2014, TDRs (performing and nonperforming) were comprised of 244 loan relationships totaling $111.9 million.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,832	$2,452	$8,368	$34,737	$53,389	$1,613
Home equity	371	81	1,526	—	1,978	—
	8,203	2,533	9,894	34,737	55,367	1,613
Commercial loans
Commercial real estate	—	—	4,843	—	4,843	1,996
Multifamily	—	—	—	—	—	—
Construction/land development	—	1,261	—	—	1,261	5,839
Commercial business	611	3	1,277	250	2,141	—
	611	1,264	6,120	250	8,245	7,835
Total	$8,814	$3,797	$16,014	$34,987	$63,612	$9,448

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,466	$4,901	$8,861	$46,811	$67,039	$5,246
Home equity	375	75	1,846	—	2,296	—
	6,841	4,976	10,707	46,811	69,335	5,246
Commercial loans
Commercial real estate	—	—	12,257	—	12,257	1,688
Construction/land development	—	—	—	—	—	5,977
Commercial business	—	—	2,743	—	2,743	—
	—	—	15,000	—	15,000	7,665
Total	$6,841	$4,976	$25,707	$46,811	$84,335	$12,911

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing (1)	Total Past Due Loans	Other Real Estate Owned
Consumer loans
Single family	$11,916	$4,732	$13,304	$40,658	$70,610	$4,071
Home equity	787	242	2,970	—	3,999	—
	12,703	4,974	16,274	40,658	74,609	4,071
Commercial loans
Commercial real estate	—	—	6,403	—	6,403	10,283
Construction/land development	—	—	5,042	—	5,042	9,587
Commercial business	—	—	2,173	—	2,173	—
	—	—	13,618	—	13,618	19,870
Total	$12,703	$4,974	$29,892	$40,658	$88,227	$23,941

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following table presents nonperforming assets by loan type by region at December 31, 2014.

	Washington
	Puget Sound				Vancouver & Other (2)(3)	Central & Eastern WA (2) (3)	Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)

Loans on nonaccrual status:
Consumer
Single family	$2,033	$1,175	$1,480	$167	$252	$361	$—
Home equity	274	63	323	119	132	12	172
	2,307	1,238	1,803	286	384	373	172
Commercial
Commercial real estate	172	—	3,212	1,148	—	311	—
Commercial business	1,098	—	—	5	—	174	—
	1,270	—	3,212	1,153	—	485	—
Total loans on nonaccrual status	$3,577	$1,238	$5,015	$1,439	$384	$858	$172
Other real estate owned:
Consumer
Single family	$144	$—	$—	$211	$—	$167	$—
	144	—	—	211	—	167	—
Commercial
Commercial real estate	—	—	—	280	—	824	892
Construction/land development	—	—	—	5,839	—	—	—
	—	—	—	6,119	—	824	892
Total other real estate owned	$144	$—	$—	$6,330	$—	$991	$892
Total nonperforming assets	$3,721	$1,238	$5,015	$7,769	$384	$1,849	$1,064

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Total

Loans on nonaccrual status:
Consumer
Single family	$—	$1,440	$112	$568	$780	$8,368
Home equity	—	231	—	11	189	1,526
	—	1,671	112	579	969	9,894
Commercial
Commercial real estate	—	—	—	—	—	4,843
Commercial business	—	—	—	—	—	1,277
	—	—	—	—	—	6,120
Total loans on nonaccrual status	$—	$1,671	$112	$579	$969	$16,014
Other real estate owned:
Consumer
Single family	$—	$—	$—	$834	$257	$1,613
	—	—	—	834	257	1,613
Commercial
Commercial real estate	—	—	—	—	—	1,996
Construction/land development	—	—	—	—	—	5,839
	—	—	—	—	—	7,835
Total other real estate owned	$—	$—	$—	$834	$257	$9,448
Total nonperforming assets	$—	$1,671	$112	$1,413	$1,226	$25,462

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

The following table presents nonperforming assets by loan type by region at December 31, 2013.

	Washington
	Puget Sound				Vancouver & Other (2)(3)		Kitsap/Jefferson/Clallam (1)
(in thousands)	King (1)	Snohomish(3)	Pierce (1)	Thurston(3)		Spokane (2)(3)

Loans on nonaccrual status:
Consumer
Single family	$3,032	$1,469	$1,821	$213	$292	$802	$—
Home equity	596	117	386	22	49	77	—
	3,628	1,586	2,207	235	341	879	—
Commercial
Commercial real estate	7,076	2,274	—	—	—	208	—
Commercial business	2,520	—	—	—	—	223	—
	9,596	2,274	—	—	—	431	—
Total loans on nonaccrual status	$13,224	$3,860	$2,207	$235	$341	$1,310	$—
Other real estate owned:
Consumer
Single family	$923	$105	$577	$—	$—	$—	$—
	923	105	577	—	—	—	—
Commercial
Commercial real estate	—	—	—	—	—	—	958
Construction/land development	—	—	325	6,219	—	—	—
	—	—	325	6,219	—	—	958
Total other real estate owned	$923	$105	$902	$6,219	$—	$—	$958
Total nonperforming assets	$14,147	$3,965	$3,109	$6,454	$341	$1,310	$958

	Idaho	Oregon
(in thousands)	Boise (2)	Portland (2)(3)	Bend (2)(3)	Salem (2)	Hawaii	Total
Loans on nonaccrual status:
Single family	$—	$271	$301	$—	$660	$8,861
Home equity	—	251	—	85	263	1,846
	—	522	301	85	923	10,707
Commercial real estate	—	2,699	—	—	—	12,257
Commercial business	—	—	—	—	—	2,743
	—	2,699	—	—	—	15,000
Total loans on nonaccrual status	$—	$3,221	$301	$85	$923	$25,707
Other real estate owned:
Consumer
Single family	$—	$1,334	$—	$1,410	$897	$5,246
	—	1,334	—	1,410	897	5,246
Commercial
Commercial real estate	—	—	—	—	—	958
Construction/land development	—	163	—	—	—	6,707
	—	163	—	—	—	7,665
Total other real estate owned	$—	$1,497	$—	$1,410	$897	$12,911
Total nonperforming assets	$—	$4,718	$301	$1,495	$1,820	$38,618

(1)	Refers to a specific county.

(2)	Refers to a specific city.

(3)	Also includes surrounding counties.

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2014
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	4.0%
<		500		0.1%
500		549		0.2%
550		599		0.9%
600		649		3.5%
650		699		16.9%
700		749		27.0%
750		>		47.3%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2013
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	3.9%
<		500		0.1%
500		549		0.1%
550		599		0.9%
600		649		3.3%
650		699		13.8%
700		749		25.2%
750		>		52.7%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. In the past, we raised longer-term funds through the issuance of TruPS. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2014 our primary liquidity ratio was 30.0%, compared with 26.9% at December 31, 2013.

At December 31, 2014 and 2013, the Bank had available borrowing capacity of $317.9 million and $228.5 million, respectively, from the FHLB, and $316.1 million and $332.7 million, respectively, from the Federal Reserve Bank of San Francisco.

Our lending agreement with the FHLB permits it to refuse to make advances during periods in which an “event of default” (as defined in that agreement) exists. An event of default occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. The FHLB has not declared a default under this agreement, and has not notified the Bank that future advances would not be made available.

Cash Flows

For the years ended December 31, 2014, 2013 and 2012, cash and cash equivalents decreased $3.4 million, increased $8.6 million, and decreased $238.0 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2014, net cash of $348.6 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans held for sale. During 2014, the Company transferred a net $217.8 million of loans from loans held for investment to loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2013, net cash of $304.0 million was provided by operating activities, as proceeds from the sale of loans held for sale exceeded cash used to fund loans held for sale production. During 2013, the Company transferred $93.6 million of loans from loans held for investment to loans held for sale. For the year ended December 31, 2012, net cash of $391.9 million was used by operating activities, as higher mortgage production volumes during 2012 resulted in higher average balances of loans held for sale. Cash used to fund loans held for sale production was largely offset by proceeds from the sale of such loans.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated and held for investment. For the year ended December 31, 2014, net cash of $84.2 million was used in investing activities. We used cash of $443.5 million in net originations and principal repayments of loans held for investment during 2014, as a result of increased originations of mortgages that exceed conventional conforming loan limits. Offsetting this decrease to cash was net proceeds of $271.4 million from the sale of loans originated as held for investment and $39.0 million of proceeds form the sale of single family mortgage servicing rights. Net proceeds from our investment securities portfolio were $35.6 million during 2014. For the year ended December 31, 2013, net cash of $459.9 million was used in investing activities. We used cash of $447.9 million in net originations and principal repayments of loans held for investment during 2013, as a result of increased originations of mortgages that exceed conventional conforming loan limits. Net purchases in our investment securities portfolio were $190.0 million during 2013. Additionally, cash of $24.0 million was provided in connection with the purchases of YNB, Fortune Bank and two AmericanWest Bank branches. For the year ended December 31, 2012, net cash of $102.9 million was used by investing activities, as we used the proceeds from our stock issuance to purchase available-for-sale securities. Net purchases in our investment securities portfolio were $119.0 million during 2012. Additionally, we realized net proceeds of $49.6 million from the sale of OREO properties during 2012.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2014, net cash of $429.5 million was provided by financing activities, as we increased our lower cost short-term advances from the FHLB. For additional liquidity, the Company added $50 million in federal funds purchased during the fourth quarter of 2014. For the year ended December 31, 2013, net cash of $164.5 million was provided by financing activities, as we increased our lower cost short-term advances from the FHLB. For the year ended December 31, 2012, net cash of $256.7 million was provided by financing activities. We had net proceeds of $200.2 million from FHLB advances as the Company prepaid higher cost long-term FHLB advances, replacing these borrowings with lower cost short-term advances from the FHLB. Additionally, the Company had net proceeds of $88.2 million from the issuance of common stock through our initial public offering and option exercises, which we used to invest in investment securities.

Capital Management

Federally insured depository institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. As of December 31, 2014, the FDIC measured a bank’s capital using (1) total risk-based capital ratio, (2) Tier 1 risk-based capital ratio and (3) Tier 1 leverage ratio. Under the standards in place on December 31, 2014, in order to qualify as “well capitalized,” a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Tier 1 leverage ratio of at least 5.0%. In order to be deemed “adequately capitalized” under such standards, a bank generally must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a Tier 1 leverage ratio of at least 4.0%. Beginning January 1, 2015, new rules under Dodd-Frank adopting the Basel III requirements began to go into effect, increasing the threshold requirements. See "–New Capital Regulations" below. The FDIC retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile.

As of December 31, 2014, the Bank had a total risk-based capital ratio, Tier 1 risk-based capital ratio and Tier 1 leverage capital ratio of 14.03%, 13.10% and 9.38%, respectively, compared with 15.28%, 14.12% and 9.96%, as of December 31,

2013. At December 31, 2014 the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following table presents the Bank’s capital amounts and ratios.

	At December 31, 2014
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10%	97,404	4.0%	146,106	6.0%
Total risk-based capital (to risk-weighted assets)	341,534	14.03%	194,808	8.0%	243,511	10.0%

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.12%	81,708	4.0%	122,562	6.0%
Total risk-based capital (to risk-weighted assets)	315,762	15.28%	163,415	8.0%	204,269	10.0%

	At December 31, 2012
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$286,963	11.78%	$97,466	4.0%	$121,833	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	286,963	18.05%	63,596	4.0%	95,394	6.0%
Total risk-based capital (to risk-weighted assets)	306,934	19.31%	127,192	8.0%	158,991	10.0%

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
The Rules apply both to the Company and the Bank as of January 1, 2015. In addition to the existing capital ratios, the Rules implement a new capital ratio of common equity Tier 1 capital to risk-based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank expect to elect this one-time option in 2015 to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
Both the Company and the Bank were generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer. Additionally, as a result of the March 1, 2015 merger with Simplicity Bank, we expect an improvement in the capital ratios of the Company and the Bank under the Rules compared to what they otherwise may have been.

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

Each line of business has primary responsibility for identifying, monitoring and controlling its operational risks. In addition, centralized departments such as our credit administration, enterprise risk management, compliance and regulatory affairs, quality control, legal, corporate security, finance and human resources provide support to the business lines as they develop and implement risk management practices specific to their needs. Our internal audit department provides independent feedback on the strength of operational risk controls and compliance with Company policies and procedures. Additionally, we maintain mature change management, business resumption and data and customer information security processes. We also maintain a code of conduct with periodic training, setting a “tone from the top” that articulates a strong focus on compliance and ethical standards and a zero tolerance approach to unethical or fraudulent behavior.

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2014
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$30,502	$—	$—	$—	$—	$—	$—	$30,502
FHLB Stock	—	—	—	—	—	33,915	—	33,915
Investment securities(1)	17,331	20,232	45,499	89,687	58,524	224,059	—	455,332
Mortgage loans held for sale	621,235	—	—	—	—	—	—	621,235
Loans held for investment(1)	550,684	154,866	258,178	541,847	320,351	295,224	—	2,121,150
Total interest-earning assets	1,219,752	175,098	303,677	631,534	378,875	553,198	—	3,262,134
Non-interest-earning assets	—	—	—	—	—	—	272,956	272,956
Total assets	$1,219,752	$175,098	$303,677	$631,534	$378,875	$553,198	$272,956	$3,535,090
Interest-bearing liabilities:
NOW accounts(2)	$272,390	$—	$—	$—	$—	$—	$—	$272,390
Statement savings accounts(2)	200,638	—	—	—	—	—	—	200,638
Money market accounts(2)	1,007,213	—	—	—	—	—	—	1,007,213
Certificates of deposit	122,377	97,863	94,724	169,841	9,721	—	—	494,526
FHLB advances	50,000	—	—	—	—	—	—	50,000
Federal funds purchased and securities sold under agreements to repurchase	532,000	—	—	50,000	10,000	5,590	—	597,590
Long-term debt(3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	2,246,475	97,863	94,724	219,841	19,721	5,590	—	2,684,214
Non-interest bearing liabilities	—	—	—	—	—	—	548,638	548,638
Equity	—	—	—	—	—	—	302,238	302,238
Total liabilities and shareholders’ equity	$2,246,475	$97,863	$94,724	$219,841	$19,721	$5,590	$850,876	$3,535,090
Interest sensitivity gap	$(1,026,723)	$77,235	$208,953	$411,693	$359,154	$547,608
Cumulative interest sensitivity gap	$(1,026,723)	$(949,488)	$(740,535)	$(328,842)	$30,312	$577,920
Cumulative interest sensitivity gap as a percentage of total assets	(29)%	(27)%	(21)%	(9)%	1%	16%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	54%	60%	70%	88%	101%	122%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2014, the Bank’s total interest-earning assets were greater than total interest-bearing liabilities, resulting in a cumulative asset-sensitive position. Therefore, net interest income would be expected to rise in the long term if interest rates were to rise. Given that the Bank is liability-sensitive in the “three months or less” period generally indicates that net interest income would generally fall in the short term if interest rates were to rise.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2014 and December 31, 2013 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2014		December 31, 2013
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(1.5)%	(12.0)%	(4.4)%	(21.2)%
+100	(0.1)	(3.5)	(1.6)	(10.9)
-100	(3.4)	(4.6)	(1.9)	7.8
-200	(7.2)%	(18.0)%	(3.0)%	6.7%

(1)	This percentage change represents the impact to net interest income and servicing income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At December 31, 2014, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. During 2014, the Company has reduced the interest rate sensitivity of its assets and increased the interest rate sensitivity of its liabilities. It is expected that, as interest rates change, net interest income will be positively correlated with rate movements, i.e. an increase (decrease) in interest rates would result in an increase (decrease) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

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

The following table presents the financial instruments classified as derivatives.

	At December 31, 2014
	Notional amount	Fair value		Hedged risk
(in thousands)		Asset derivatives	Liability derivatives	Asset (1) interest rate locks	Asset (1) loans held for sale	Asset (1) MSR
Forward sale commitments	$934,986	$1,071	$(5,658)	$—	$(5,505)	$918
Interest rate swaptions	15,000	—	—	—	—	—
Interest rate lock commitments	392,687	11,939	(6)	11,933	—	—
Interest rate swaps	610,150	11,689	(972)	—	—	10,718
	$1,952,823	$24,699	$(6,636)	$11,933	$(5,505)	$11,636

(1)	Economic fair value hedge.

(2)	Fair value hedge in accordance with hedge accounting standards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2012, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments, were audited by other auditors whose report, dated March 15, 2013, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the 2014 and 2013 consolidated financial statements present fairly, in all material respects, the financial position of HomeStreet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2012 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments during the year ended December 31, 2013. Our procedures included (1) comparing the adjustment amounts of segment net income and average assets to the Company's underlying analysis and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2015, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
HomeStreet, Inc.:
We have audited, before the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 19, the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of HomeStreet, Inc. and subsidiaries (the Company) for the year ended December 31, 2012. The 2012 consolidated financial statements before the effects of the adjustments discussed in Note 19 are not presented herein. The 2012 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the 2012 consolidated financial statements, before the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 19, referred to above, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to segment disclosures described in Note 19, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.
(signed) KPMG LLP
Seattle, Washington
March 15, 2013

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2014	2013

ASSETS
Cash and cash equivalents (including interest-earning instruments of $10,271 and $9,436)	$30,502	$33,908
Investment securities (includes $427,326 and $481,683 carried at fair value)	455,332	498,816
Loans held for sale (includes $610,350 and $279,385 carried at fair value)	621,235	279,941
Loans held for investment (net of allowance for loan losses of $22,021 and $23,908)	2,099,129	1,871,813
Mortgage servicing rights (includes $112,439 and $153,128 carried at fair value)	123,324	162,463
Other real estate owned	9,448	12,911
Federal Home Loan Bank stock, at cost	33,915	35,288
Premises and equipment, net	45,251	36,612
Goodwill	11,945	12,063
Accounts receivable and other assets	105,009	122,239
Total assets	$3,535,090	$3,066,054
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,445,430	$2,210,821
Federal Home Loan Bank advances	597,590	446,590
Federal funds purchased and securities sold under agreements to repurchase	50,000	—
Accounts payable and other liabilities	77,975	77,906
Long-term debt	61,857	64,811
Total liabilities	3,232,852	2,800,128
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 14,856,611 shares and 14,799,991 shares	511	511
Additional paid-in capital	96,615	94,474
Retained earnings	203,566	182,935
Accumulated other comprehensive income	1,546	(11,994)
Total shareholders' equity	302,238	265,926
Total liabilities and shareholders' equity	$3,535,090	$3,066,054

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2014	2013	2012

Interest income:
Loans	$100,107	$76,442	$71,057
Investment securities available for sale	10,565	12,391	9,391
Other	621	143	243
	111,293	88,976	80,691
Interest expense:
Deposits	9,431	10,416	16,741
Federal Home Loan Bank advances	1,980	1,532	1,788
Federal funds purchased and securities sold under agreements to repurchase	22	11	70
Long-term debt	1,120	2,546	1,333
Other	71	27	16
	12,624	14,532	19,948
Net interest income	98,669	74,444	60,743
Provision (reversal of provision) for credit losses	(1,000)	900	11,500
Net interest income after provision for credit losses	99,669	73,544	49,243
Noninterest income:
Net gain on mortgage loan origination and sale activities	144,122	164,712	210,564
Mortgage servicing income	34,092	17,073	16,121
Income from WMS Series LLC	101	704	4,264
Loss on debt extinguishment	(573)	—	(939)
Depositor and other retail banking fees	3,572	3,172	3,062
Insurance agency commissions	1,153	864	743
Gain on sale of investment securities available for sale (includes unrealized gains reclassified from accumulated other comprehensive income of $2,358, $1,772 and $1,490)	2,358	1,772	1,490
Other	832	2,448	2,715
	185,657	190,745	238,020
Noninterest expense:
Salaries and related costs	163,387	149,440	119,829
General and administrative	42,833	40,366	27,838
Legal	2,071	2,552	1,796
Consulting	3,224	5,637	3,037
Federal Deposit Insurance Corporation assessments	2,316	1,433	3,554
Occupancy	18,598	13,765	8,585
Information services	20,052	14,491	8,867
Net cost (income) from operation and sale of other real estate owned	(470)	1,811	10,085
	252,011	229,495	183,591
Income before income taxes	33,315	34,794	103,672
Income tax expense (includes reclassification adjustments of $825, $620 and $522)	11,056	10,985	21,546
NET INCOME	$22,259	$23,809	$82,126
Basic income per share	$1.50	$1.65	$6.17
Diluted income per share	$1.49	$1.61	$5.98
Basic weighted average number of shares outstanding	14,800,689	14,412,059	13,312,939
Diluted weighted average number of shares outstanding	14,961,081	14,798,168	13,739,398

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2014	2013	2012

Net income	$22,259	$23,809	$82,126
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the year, net of tax expense (benefit) of $8,116, $(10,786) and $3,098	15,072	(20,032)	6,039
Reclassification adjustment for net gains included in net income, net of tax expense of $825, $620 and $522	(1,532)	(1,152)	(968)
Other comprehensive income (loss)	13,540	(21,184)	5,071
Comprehensive income	$35,799	$2,625	$87,197

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2012	5,403,498	$511	$31	$81,746	$4,119	$86,407
Net income	—	—	—	82,126	—	82,126
Share-based compensation expense	—	—	3,308	—	—	3,308
Common stock issued	8,979,140	—	86,850	—	—	86,850
Other comprehensive income	—	—	—	—	5,071	5,071
Balance, December 31, 2012	14,382,638	511	90,189	163,872	9,190	263,762
Net income	—	—	—	23,809	—	23,809
Dividends declared ($0.33 per share)	—	—	—	(4,746)	—	(4,746)
Share-based compensation expense	—	—	4,097	—	—	4,097
Common stock issued	417,353	—	188	—	—	188
Other comprehensive income	—	—	—	—	(21,184)	(21,184)
Balance, December 31, 2013	14,799,991	511	94,474	182,935	(11,994)	265,926
Net income	—	—	—	22,259	—	22,259
Dividends declared ($0.11 per share)	—	—	—	(1,628)	—	(1,628)
Share-based compensation expense	—	—	1,767	—	—	1,767
Common stock issued	56,620	—	374	—	—	374
Other comprehensive income	—	—	—	—	13,540	13,540
Balance, December 31, 2014	14,856,611	$511	$96,615	$203,566	$1,546	$302,238

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,259	$23,809	$82,126
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	17,503	14,947	9,953
(Reversal of) provision for credit losses	(1,000)	900	11,500
Provision for losses on other real estate owned	69	603	12,171
Fair value adjustment of loans held for sale	(15,350)	23,776	(24,665)
Origination of mortgage servicing rights	(46,492)	(63,604)	(51,838)
Change in fair value of mortgage servicing rights	40,691	(5,134)	31,680
Net gain on sale of investment securities	(2,358)	(1,772)	(1,490)
Net gain on sale of loans originated as held for investment	(4,586)	—	—
Net fair value adjustment and gain on sale of other real estate owned	(941)	(940)	(3,400)
Loss on early retirement of long-term debt	573	—	939
Net deferred income tax (benefit) expense	(13,664)	21,076	(5,110)
Share-based compensation expense	1,516	1,498	2,773
Origination of loans held for sale	(3,795,111)	(4,428,569)	(5,173,725)
Proceeds from sale of loans originated as held for sale	3,420,142	4,745,651	4,728,000
Cash used by changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other assets	25,420	(11,212)	(28,181)
Increase (decrease) in accounts payable and other liabilities	2,693	(16,999)	17,397
Net cash (used in) provided by operating activities	(348,636)	304,030	(391,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(60,548)	(317,695)	(285,165)
Proceeds from sale of investment securities	96,154	127,648	166,187
Principal repayments and maturities of investment securities	24,013	70,962	35,813
Proceeds from sale of other real estate owned	9,138	19,656	49,566
Proceeds from sale of loans originated as held for investment	271,409	86,327	9,966
Proceeds from sale of mortgage servicing rights	39,004	—	—
Purchase of Yakima National and Fortune Banks and AmericanWest branches, net of cash acquired	—	23,971	—
Mortgage servicing rights purchased from others	(19)	(22)	(68)
Capital expenditures related to other real estate owned	—	(22)	(4,676)
Origination of loans held for investment and principal repayments, net	(443,492)	(447,873)	(63,079)
Purchase of property and equipment	(19,898)	(22,836)	(11,402)
Net cash (used in) provided by investing activities	(84,239)	(459,884)	(102,858)

(continued from prior page)

	Year Ended December 31,
	2014	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$231,871	$(27,129)	$(32,920)
Proceeds from Federal Home Loan Bank advances	6,704,054	5,847,392	9,924,854
Repayment of Federal Home Loan Bank advances	(6,553,054)	(5,659,892)	(9,724,622)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	108,308	159,790	424,672
Repayment of securities sold under agreements to repurchase	(58,308)	(159,790)	(424,672)
Proceeds from Federal Home Loan Bank stock repurchase	1,373	1,319	660
Repayment of long-term debt	(3,527)	—	—
Dividends paid	(1,628)	—	—
Proceeds from stock issuance, net	130	188	88,204
Excess tax benefits related to exercise of stock options	250	2,599	535
Net cash provided by financing activities	429,469	164,477	256,711
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,406)	8,623	(238,017)
CASH AND CASH EQUIVALENTS:
Beginning of year	33,908	25,285	263,302
End of period	$30,502	$33,908	$25,285
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,271	$28,373	$21,304
Federal and state income tax refunded, net of taxes	6,626	6,799	26,376
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	5,556	12,807	51,128
Loans transferred from held for investment to held for sale	310,455	93,567	9,966
Loans transferred from held for sale to held for investment	92,668	—	—
Ginnie Mae loans recognized with the right to repurchase, net	6,840	6,360	5,674
Receivable from sale of mortgage servicing rights	$4,244	$—	$—

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

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 5, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 12, Mortgage Banking Operations), loans held for investment (Note 5, Loans and Credit Quality), investment securities (Note 4, Investment Securities), derivatives (Note 11, Derivatives and Hedging Activities), other real estate owned (Note 6, Other Real Estate Owned), and taxes (Note 14, Income Taxes). Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

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

The Company's loans held for sale are sold predominantly to government-sponsored enterprises ("GSEs") Fannie Mae, Freddie Mac and Ginnie Mae for the purpose of securitization by the GSEs, who also provide credit enhancement of the loans through certain guarantee provisions. The Company typically retains the right to service the loans. Because of the power of the GSEs over the VIEs that hold the assets from these residential mortgage loan securitizations, the Company is not the primary beneficiary of the VIEs and therefore the VIEs are not consolidated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of a change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $2.4 million and $2.4 million as of December 31, 2014 and 2013, respectively, is included in accounts receivable and other assets for reinsurance-related reserves.

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

AFS investment securities in unrealized loss positions are evaluated for other-than-temporary impairment (“OTTI”) at least quarterly. For AFS debt securities, a decline in fair value is considered to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security. For AFS equity securities, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its amortized cost basis.

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

Federal Home Loan Bank Stock

As a borrower from the Federal Home Loan Bank of Seattle ("FHLB"), the Company is required to purchase an amount of FHLB stock based on our outstanding borrowings with the FHLB. This stock is used as collateral to secure the borrowings from the FHLB and is accounted for as a cost-method investment. FHLB stock is reviewed at least quarterly for possible OTTI, which includes an analysis of the FHLB's cash flows, capital needs and long-term viability.

Loans Held for Sale

Loans originated for sale in the secondary market, which is our principal market, or as whole loan sales are classified as loans held for sale. Management has elected the fair value option for all single family loans held for sale and records these loans at fair value. The fair value of loans held for sale is generally based on observable market prices from other loans in the secondary market that have similar collateral, credit, and interest rate characteristics. If quoted market prices are not readily available, the Company may consider other observable market data such as dealer quotes for similar loans or forward sale commitments. In certain cases, the fair value may be based on a discounted cash flow model. Gains and losses from changes in fair value on loans held for sale are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans classified as held for sale are recognized in earnings. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of related servicing asset, resulting in revaluation adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale.

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
All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that are well-secured and in the collection process are maintained on accrual status, even if they are 90 days or more past due. Loans whose repayments are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA") are maintained on accrual status even if 90 days or more past due.
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

Unfunded Loan Commitments

The Company maintains a separate allowance for losses on unfunded loan commitments, which is included in accounts payable and other liabilities on the consolidated statements of financial condition. Management estimates the amount of probable losses by calculating a one-year commitment usage factor and applying the loss factors used in the allowance for loan loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type.

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

Investment in WMS Series LLC

HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), a wholly owned and consolidated subsidiary of the Bank, has an affiliated business arrangement with Windermere Real Estate, WMS Series Limited Liability Company ("WMS LLC"). The Company and Windermere Real Estate each have 50% joint control over the governance of WMS LLC. The operations of WMS LLC, which is subdivided into 29 individual operating series, are recorded using the equity method of accounting. The Company recognizes its proportionate share of the results of operations of WMS LLC as income from WMS Series LLC in noninterest income within the Company's consolidated statements of operations.

The Company has determined that WMS LLC is not a VIE and further does not consolidate WMS LLC under the voting interest model. The 29 individual operating series, which are divisions of WMS LLC that are allocated assets and liabilities and allow certain forms of legal isolation, are not considered to be stand-alone subsidiary legal entities for purposes of applying the consolidation guidance under U.S. GAAP. As a result, the 29 individual operating series are not considered to be VIEs based on the determination that WMS LLC is not a VIE. The investment is reviewed for possible other-than-temporary impairment annually, or more frequently if warranted. The review typically includes an analysis of facts and circumstances of the investment and expectations regarding the investment’s future cash flows. The Company has not recorded other-than-temporary impairment on this investment.

Equity method investment income from WMS LLC was $1.3 million, $1.7 million, and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s investment in WMS LLC was $3.1 million and $2.7 million, which is included in accounts receivable and other assets at December 31, 2014 and 2013, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income/(loss) of $(1.2) million, $(951) thousand, and $279 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Income related to WMS LLC, including equity method investment income and contracted services, is classified as income from WMS Series LLC in noninterest income within the consolidated statements of operations.

The Company provides a $25.0 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $7.1 million and $5.7 million at December 31, 2014, and 2013, respectively. The highest outstanding balance of the secured line of credit was $12.4 million and $21.4 million during 2014 and 2013, respectively. The line of credit matures July 1, 2015.

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

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2014 or 2013, nor was any goodwill written off due to impairment during 2014, 2013 or 2012.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

From time to time, the Company may enter into federal funds transactions involving purchasing reserve balances on a short-term basis, or sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are accounted for as secured financing arrangements with the obligation to repurchase securities sold reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the repurchase agreements remains in investment securities available for sale. For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of the fair value.

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

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings. For fair value hedges that are de-designated, the net gain or loss on the underlying transactions being hedged is amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the consolidated statements of operations.

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

Correction of Parent Company Condensed Statements of Cash Flows

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013, the Company determined that the $19.6 million Dividend from banking subsidiary classified within cash flows from financing activities in Note 20 - Parent Company Financial Statements - Condensed Statements of Cash Flows for the year ended December 31, 2013 should have been classified as net cash (used in) provided by operating activities for the year ended December 31, 2013.  Accordingly, the Company corrected the error within the Parent Company Condensed Statements of Cash Flows for the year ended December 31, 2013. Parent Company Net cash used in operating activities for the year ended December 31, 2013 originally reported of $20,083 thousand was corrected to $483 thousand. Net cash provided by financing activities for the year ended December 31, 2013 originally reported of $19,818 thousand was corrected to $218 thousand.  The corrections did not affect net cash used in investing activities nor the (decrease) increase in cash and cash equivalents.  The foregoing corrections are not considered material by the Company.

Recent Accounting Developments

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, although early adoption is permitted. The Company elected to adopt this new accounting guidance as of January 1, 2014. It is being adopted prospectively, as the retrospective adjustments were not material. The Company's income tax expense for 2014 includes discrete tax benefit items of $406 thousand related to the recognition of the cumulative effect for prior years of adoption of this new accounting guidance.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. The ASU applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted. The application of this guidance may require enhanced disclosures of the Company's repurchase agreements, but is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 2–BUSINESS COMBINATIONS:

2014 Acquisition Activity

On March 1, 2015, the Company completed its acquisition of Simplicity Bancorp, Inc., a Maryland corporation (“Simplicity”) and Simplicity’s wholly owned subsidiary, Simplicity Bank. Simplicity’s principal business activities prior to the merger were attracting retail deposits from the general public, originating or purchasing loans, primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in Southern California and, to a lesser extent, commercial real estate, automobile and other consumer loans; and mortgage banking consisting mostly of the origination and sale of fixed-rate, conforming, one-to-four family residential real estate loans in the secondary market, usually with servicing retained. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment by expanding the business of the former Simplicity branches by offering additional banking and lending products to former Simplicity customers as well as new customers. The acquisition was accomplished by the merger of Simplicity with and into HomeStreet, Inc. with HomeStreet, Inc. as the surviving corporation, followed by the merger of Simplicity Bank with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The results of operations of Simplicity will be included in the consolidated results of operations from the date of acquisition.

At the closing, there were 7,180,005 shares of Simplicity common stock, par value $0.01, outstanding, all of which were cancelled and exchanged for an equal number of shares of HomeStreet common stock, no par value, issued to Simplicity’s stockholders. In connection with the merger, all outstanding options to purchase Simplicity common stock were cancelled in exchange for a cash payment equal to the difference between a calculated price of HomeStreet common stock and the exercise price of the option, provided, however, that any options that were out-of-the-money at the time of closing were cancelled for no consideration. The calculated price of $17.53 was determined by averaging the closing price of HomeStreet common stock for the 10 trading days prior to but not including the 5th business day before the closing date. Simplicity paid cash to holders of Simplicity common stock and restricted stock in lieu of fractional shares of HomeStreet common stock. The cash was funded by cash on hand.

At December 31, 2014, Simplicity had assets of approximately $863 million, loans of $683 million and deposits of $656 million. The transaction will be accounted for under the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair value on the acquisition date.

Because the merger occurred on March 1, 2015, the initial accounting for the business combination is incomplete as of the filing date of this Form 10-K. HomeStreet is in the process of determining the fair values which are subject to refinement for up to one year after the closing date of the acquisition.

2013 Acquisitions

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

The primary objective for the acquisitions was to grow the Company’s Commercial and Consumer Banking business. Additionally, the acquisition of Yakima National Bank expanded the Company's geographic footprint, consistent with the Company's ongoing growth strategy.

The assets acquired and liabilities assumed in the acquisitions described above have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.

The application of the acquisition method of accounting resulted, in the aggregate, in the recognition of goodwill of $11.5 million and core deposit intangible assets of $3.5 million. The goodwill represented the excess purchase price over the estimated fair value of the net assets acquired. The goodwill is not deductible for income tax purposes. All of the goodwill was assigned to the Commercial and Consumer Banking business segment. The acquired core deposit intangibles in the aggregate were determined to have a weighted-average useful life of approximately 6.4 years and are amortized on an accelerated basis.

The table below summarizes the aggregate amount recognized for each major class of assets acquired and liabilities assumed in the acquisitions of Fortune and YNB on November 1, 2013 and in the acquisition of two retail deposit branches from AmericanWest Bank on December 6, 2013:

(in thousands)	November 1, 2013 and December 6, 2013

Purchase price (1)	$36,890
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents	60,861
Investment securities	1,241
Acquired loans	206,737
Other real estate owned	740
Federal Home Loan Bank stock, at cost	240
Premises and equipment, net	2,416
Core deposit intangibles	3,455
Accounts receivable and other assets	15,006
Deposits	(261,116)
Accounts payable and accrued expenses	(1,257)
Long-term debt	(2,954)
Total fair value of identifiable net assets	25,369
Goodwill	$11,521

(1)	The purchase price represents the total amount of cash consideration transferred.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2013 to December 31, 2013 for the acquired banks and for the period December 6, 2013 to December 31, 2013 for the two retail deposit branches acquired from AmericanWest Bank.

In connection with the aforementioned 2013 acquisitions, HomeStreet recognized acquisition-related expenses of $2.2 million and $4.5 million for the years ended December 31, 2014 and 2013, respectively, as follows:

	Year Ended December 31,
(in thousands)	2014	2013

Acquisition-related costs recognized in noninterest expense:
Salaries and related costs	$459	$864
General and administrative	427	206
Legal	248	407
Consulting	791	3,007
Federal Deposit Insurance Corporation assessments	—	15
Occupancy	11	2
Information services	230	48
	$2,166	$4,549

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2014 the Bank's capital ratios meet the regulatory capital category of “well capitalized” as defined by the FDIC's prompt corrective action rules.

The Bank’s actual capital amounts and ratios are included in the following table:

	At December 31, 2014
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10	97,404	4.0	146,106	6.0
Total risk-based capital (to risk-weighted assets)	341,534	14.03	194,808	8.0	243,511	10.0

	At December 31, 2013
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.12	81,708	4.0	122,562	6.0
Total risk-based capital (to risk-weighted assets)	315,762	15.28	163,415	8.0	204,269	10.0

At periodic intervals, the FDIC and the WDFI routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$107,624	$509	$(853)	$107,280
Commercial	13,030	641	—	13,671
Municipal bonds	119,744	2,847	(257)	122,334
Collateralized mortgage obligations:
Residential	44,254	161	(1,249)	43,166
Commercial	20,775	—	(289)	20,486
Corporate debt securities	80,214	296	(1,110)	79,400
U.S. Treasury securities	40,976	13	—	40,989
	$426,617	$4,467	$(3,758)	$427,326

	At December 31, 2013
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$137,602	$187	$(3,879)	$133,910
Commercial	13,391	45	(3)	13,433
Municipal bonds	136,937	185	(6,272)	130,850
Collateralized mortgage obligations:
Residential	93,112	85	(2,870)	90,327
Commercial	17,333	—	(488)	16,845
Corporate debt securities	75,542	—	(6,676)	68,866
U.S. Treasury securities	27,478	1	(27)	27,452
	$501,395	$503	$(20,215)	$481,683

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2014 and 2013, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2014 and 2013, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$—	$—	$(853)	$57,242	$(853)	$57,242
Commercial	—	—	—	—	—	—
Municipal bonds	(11)	2,339	(246)	17,155	(257)	19,494
Collateralized mortgage obligations:
Residential	—	—	(1,249)	31,021	(1,249)	31,021
Commercial	(29)	5,037	(260)	15,449	(289)	20,486
Corporate debt securities	(56)	13,140	(1,054)	40,997	(1,110)	54,137
U.S. Treasury securities	—	—	—	—	—	—
	$(96)	$20,516	$(3,662)	$161,864	$(3,758)	$182,380

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(3,767)	$98,717	$(112)	$6,728	$(3,879)	$105,445
Commercial	(3)	7,661	—	—	(3)	7,661
Municipal bonds	(5,991)	106,985	(281)	3,490	(6,272)	110,475
Collateralized mortgage obligations:
Residential	(2,120)	63,738	(750)	15,081	(2,870)	78,819
Commercial	(488)	16,845	—	—	(488)	16,845
Corporate debt securities	(6,676)	68,844	—	—	(6,676)	68,844
U.S. Treasury securities	(27)	25,452	—	—	(27)	25,452
	$(19,072)	$388,242	$(1,143)	$25,299	$(20,215)	$413,541

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. As of December 31, 2014 and 2013, the Company does not expect any credit losses in its debt securities. In addition, as of December 31, 2014 and 2013, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company did not hold any marketable equity securities as of December 31, 2014 and 2013.

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

	At December 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,949	1.72%	$100,331	1.75%	$107,280	1.75%
Commercial	—	—	—	—	—	—	13,671	4.75	13,671	4.75
Municipal bonds	—	—	604	4.10	23,465	3.55	98,265	4.21	122,334	4.09
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	43,166	1.84	43,166	1.84
Commercial	—	—	—	—	9,776	1.96	10,710	1.99	20,486	1.97
Corporate debt securities	—	—	9,000	2.21	38,487	3.35	31,913	3.73	79,400	3.37
U.S. Treasury securities	25,998	0.28	14,991	0.46	—	—	—	—	40,989	0.35
Total available for sale	$25,998	0.28%	$24,595	1.19%	$78,677	3.09%	$298,056	2.92%	$427,326	2.69%

	At December 31, 2013
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,581	1.63%	$123,329	1.82%	$133,910	1.81%
Commercial	—	—	$—	—	—	—	13,433	4.51	13,433	4.51
Municipal bonds	—	—	—	—	19,598	3.51	111,252	4.29	130,850	4.17
Collateralized mortgage obligations:
Residential	—	—	—	—	19,987	2.31	70,340	2.17	90,327	2.20
Commercial	—	—	—	—	5,270	1.90	11,575	1.42	16,845	1.57
Corporate debt securities	—	—	—	—	32,848	3.31	36,018	3.75	68,866	3.54
U.S. Treasury securities	1,001	0.18	26,451	0.30	—	—	—	—	27,452	0.29
Total available for sale	$1,001	0.18%	$26,451	0.30%	$88,284	2.84%	$365,947	2.92%	$481,683	2.75%

Sales of investment securities available for sale were as follows.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Proceeds	$96,154	$127,648	$166,187
Gross gains	2,560	2,089	1,921
Gross losses	(201)	(315)	(431)

There were $44.3 million and $47.3 million in investment securities pledged to secure advances from the FHLB at December 31, 2014 and December 31, 2013. At December 31, 2014 and 2013, there were $33.4 million and $37.7 million, respectively, of securities pledged to secure derivatives in a liability position.

Tax-exempt interest income on securities available for sale totaling $3.4 million, $4.0 million, and $4.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, were recorded in the Company’s consolidated statements of operations.

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

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2014	2013

Consumer loans
Single family	$896,665	$904,913
Home equity	135,598	135,650
	1,032,263	1,040,563
Commercial loans
Commercial real estate	523,464	477,642
Multifamily	55,088	79,216
Construction/land development	367,934	130,465
Commercial business	147,449	171,054
	1,093,935	858,377
	2,126,198	1,898,940
Net deferred loan fees, costs and discounts	(5,048)	(3,219)
	2,121,150	1,895,721
Allowance for loan losses	(22,021)	(23,908)
	$2,099,129	$1,871,813

Loans in the amount of $1.06 billion and $800.5 million at December 31, 2014 and 2013, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

It is the Company’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2014 and 2013 with respect to such aggregate loans to these related parties and their associates:

	Year Ended December 31,
(in thousands)	2014	2013

Beginning balance, January 1	$9,738	$11,763
New loans	—	2,178
Principal repayments and advances, net	(4,238)	(4,203)
Ending balance, December 31	$5,500	$9,738

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2014 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.0%, 20.7% and 13.7% of the total portfolio, respectively. At December 31, 2013 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 37.3% and 21.2% of the total portfolio, respectively. These loans were mostly located within the metropolitan area of Puget Sound, particularly within King County.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2014. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Allowance for credit losses (roll-forward):
Beginning balance	$24,089	$27,751	$42,800
Provision for credit losses	(1,000)	900	11,500
(Charge-offs), net of recoveries	(565)	(4,562)	(26,549)
Ending balance	$22,524	$24,089	$27,751
Components:
Allowance for loan losses	$22,021	$23,908	$27,561
Allowance for unfunded commitments	503	181	190
Allowance for credit losses	$22,524	$24,089	$27,751

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$11,990	$(907)	$139	$(1,775)	$9,447
Home equity	3,987	(953)	566	(278)	3,322
	15,977	(1,860)	705	(2,053)	12,769
Commercial loans
Commercial real estate	4,012	(52)	493	(607)	3,846
Multifamily	942	—	—	(269)	673
Construction/land development	1,414	—	516	1,888	3,818
Commercial business	1,744	(596)	229	41	1,418
	8,112	(648)	1,238	1,053	9,755
Total allowance for credit losses	$24,089	$(2,508)	$1,943	$(1,000)	$22,524

	Year Ended December 31, 2013
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$13,388	$(2,967)	$536	$1,033	$11,990
Home equity	4,648	(1,960)	583	716	3,987
	18,036	(4,927)	1,119	1,749	15,977
Commercial loans
Commercial real estate	5,312	(1,448)	134	14	4,012
Multifamily	622	—	—	320	942
Construction/land development	1,580	(458)	767	(475)	1,414
Commercial business	2,201	(21)	272	(708)	1,744
	9,715	(1,927)	1,173	(849)	8,112
Total allowance for credit losses	$27,751	$(6,854)	$2,292	$900	$24,089

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,743	$704	$9,447	$818,783	$77,882	$896,665
Home equity	3,165	157	3,322	132,937	2,661	135,598
	11,908	861	12,769	951,720	80,543	1,032,263
Commercial loans
Commercial real estate	3,806	40	3,846	496,685	26,779	523,464
Multifamily	312	361	673	52,011	3,077	55,088
Construction/land development	3,818	—	3,818	362,487	5,447	367,934
Commercial business	974	444	1,418	144,071	3,378	147,449
	8,910	845	9,755	1,055,254	38,681	1,093,935
Total	$20,818	$1,706	$22,524	$2,006,974	$119,224	$2,126,198

	At December 31, 2013
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$10,632	$1,358	$11,990	$831,730	$73,183	$904,913
Home equity	3,903	84	3,987	133,006	2,644	135,650
	14,535	1,442	15,977	964,736	75,827	1,040,563
Commercial loans
Commercial real estate	4,012	—	4,012	445,766	31,876	477,642
Multifamily	515	427	942	76,053	3,163	79,216
Construction/land development	1,414	—	1,414	124,317	6,148	130,465
Commercial business	1,042	702	1,744	168,199	2,855	171,054
	6,983	1,129	8,112	814,335	44,042	858,377
Total	$21,518	$2,571	$24,089	$1,779,071	$119,869	$1,898,940

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$48,104	$50,787	$—
Home equity	1,824	1,850	—
	49,928	52,637	—
Commercial loans
Commercial real estate	25,540	27,205	—
Multifamily	508	508	—
Construction/land development	5,447	14,532	—
Commercial business	1,302	3,782	—
	32,797	46,027	—
	$82,725	$98,664	$—
With an allowance recorded:
Consumer loans
Single family	$29,778	$29,891	$704
Home equity	837	837	157
	30,615	30,728	861
Commercial loans
Commercial real estate	1,239	1,399	40
Multifamily	2,569	2,747	361
Construction/land development	—	—	—
Commercial business	2,076	2,204	444
	5,884	6,350	845
	$36,499	$37,078	$1,706
Total:
Consumer loans
Single family(3)	$77,882	$80,678	$704
Home equity	2,661	2,687	157
	80,543	83,365	861
Commercial loans
Commercial real estate	26,779	28,604	40
Multifamily	3,077	3,255	361
Construction/land development	5,447	14,532	—
Commercial business	3,378	5,986	444
	38,681	52,377	845
Total impaired loans	$119,224	$135,742	$1,706

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not includes partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.6 million in performing TDRs.

	At December 31, 2013
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$39,341	$41,935	$—
Home equity	1,895	1,968	—
	41,236	43,903	—
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	508	508	—
Construction/land development	6,148	15,299	—
Commercial business	1,533	7,164	—
	40,065	68,892	—
	$81,301	$112,795	$—
With an allowance recorded:
Consumer loans
Single family	$33,842	$33,900	$1,358
Home equity	749	749	84
	34,591	34,649	1,442
Commercial loans
Commercial real estate	—	—	—
Multifamily	2,655	2,832	427
Construction/land development	—	—	—
Commercial business	1,322	1,478	702
	3,977	4,310	1,129
	$38,568	$38,959	$2,571
Total:
Consumer loans
Single family(3)	$73,183	$75,835	$1,358
Home equity	2,644	2,717	84
	75,827	78,552	1,442
Commercial loans
Commercial real estate	31,876	45,921	—
Multifamily	3,163	3,340	427
Construction/land development	6,148	15,299	—
Commercial business	2,855	8,642	702
	44,042	73,202	1,129
Total impaired loans	$119,869	$151,754	$2,571

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)	Unpaid principal balance does not includes partial charge-offs or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $70.3 million in performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Year Ended December 31,
(in thousands)	2014	2013

Consumer loans
Single family	$73,683	$76,910
Home equity	2,528	3,204
	76,211	80,114
Commercial loans
Commercial real estate	30,364	28,595
Multifamily	3,112	3,197
Construction/land development	5,723	8,790
Commercial business	3,381	2,108
	42,580	42,690
	$118,791	$122,804

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

Watch. A watch loan, risk rated 6-Watch, is still pass-rated, but represents the lowest level of acceptable risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower rating would be appropriate. The borrower should have a plausible plan, with reasonable certainty of success, to correct the problems in a short period of time. Borrowers rated watch are characterized by elements of uncertainty, such as:

•
The borrower may be experiencing declining operating trends, strained cash flows or less-than anticipated performance. Cash flow should still be adequate to cover debt service, and the negative trends should be identified as being of a short-term or temporary nature.

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

Residential and home equity loans modified in a troubled debt restructure are not considered homogeneous. The risk rating classification for such loans are based on the non-homogeneous definitions noted above.

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At December 31, 2014
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$865,641	$361	$21,714	$8,949	$896,665
Home equity	133,338	82	652	1,526	135,598
	998,979	443	22,366	10,475	1,032,263
Commercial loans
Commercial real estate	441,509	67,434	13,066	1,455	523,464
Multifamily	50,495	1,516	3,077	—	55,088
Construction/land development	361,167	2,830	1,261	2,676	367,934
Commercial business	115,665	25,724	3,690	2,370	147,449
	968,836	97,504	21,094	6,501	1,093,935
	$1,967,815	$97,947	$43,460	$16,976	$2,126,198

	At December 31, 2013
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$817,877	$53,711	$12,746	$20,579	$904,913
Home equity	132,086	1,442	276	1,846	135,650
	949,963	55,153	13,022	22,425	1,040,563
Commercial loans
Commercial real estate	368,817	63,579	37,758	7,488	477,642
Multifamily	74,509	1,544	3,163	—	79,216
Construction/land development	121,026	3,414	2,895	3,130	130,465
Commercial business	145,760	20,062	586	4,646	171,054
	710,112	88,599	44,402	15,264	858,377
	$1,660,075	$143,752	$57,424	$37,689	$1,898,940

The Company considers ‘adversely classified assets’ to include loans graded as Substandard, Doubtful, and Loss as well as other real estate owned ("OREO"). As of December 31, 2014 and 2013, none of the Company's loans were rated Doubtful or Loss. The total amount of adversely classified assets was $26.4 million and $50.6 million as of December 31, 2014 and 2013, respectively.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At December 31, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$7,832	$2,452	$43,105	$53,389	$843,276	$896,665	$34,737
Home equity	371	81	1,526	1,978	133,620	135,598	—
	8,203	2,533	44,631	55,367	976,896	1,032,263	34,737
Commercial loans
Commercial real estate	—	—	4,843	4,843	518,621	523,464	—
Multifamily	—	—	—	—	55,088	55,088	—
Construction/land development	—	1,261	—	1,261	366,673	367,934	—
Commercial business	611	3	1,527	2,141	145,308	147,449	250
	611	1,264	6,370	8,245	1,085,690	1,093,935	250
	$8,814	$3,797	$51,001	$63,612	$2,062,586	$2,126,198	$34,987

	At December 31, 2013
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$6,466	$4,901	$55,672	$67,039	$837,874	$904,913	$46,811
Home equity	375	75	1,846	2,296	133,354	135,650	—
	6,841	4,976	57,518	69,335	971,228	1,040,563	46,811
Commercial loans
Commercial real estate	—	—	12,257	12,257	465,385	477,642	—
Multifamily	—	—	—	—	79,216	79,216	—
Construction/land development	—	—	—	—	130,465	130,465	—
Commercial business	—	—	2,743	2,743	168,311	171,054	—
	—	—	15,000	15,000	843,377	858,377	—
	$6,841	$4,976	$72,518	$84,335	$1,814,605	$1,898,940	$46,811

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$888,297	$8,368	$896,665
Home equity	134,072	1,526	135,598
	1,022,369	9,894	1,032,263
Commercial loans
Commercial real estate	518,621	4,843	523,464
Multifamily	55,088	—	55,088
Construction/land development	367,934	—	367,934
Commercial business	146,172	1,277	147,449
	1,087,815	6,120	1,093,935
	$2,110,184	$16,014	$2,126,198

	At December 31, 2013
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$896,052	$8,861	$904,913
Home equity	133,804	1,846	135,650
	1,029,856	10,707	1,040,563
Commercial loans
Commercial real estate	465,385	12,257	477,642
Multifamily	79,216	—	79,216
Construction/land development	130,465	—	130,465
Commercial business	168,311	2,743	171,054
	843,377	15,000	858,377
	$1,873,233	$25,707	$1,898,940

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	62	$12,012	$—
	Payment restructure	10	1,991	—
		72	14,003	—
Home equity
	Interest rate reduction	3	430	—
	Payment restructure	1	58	—
		4	$488	—
Total consumer
	Interest rate reduction	65	12,442	—
	Payment restructure	11	2,049	—
		76	14,491	—
Commercial loans
Commercial real estate
	Interest rate reduction	1	$1,181	$—
	Payment restructure	3	4,248	—
		4	$5,429	$—
Commercial business
	Interest rate reduction	2	$117	$—
	Payment restructure	3	1,270	—
	Forgiveness of principal	2	599	554
		7	$1,986	$554
Total commercial
	Interest rate reduction	3	$1,298	$—
	Payment restructure	6	5,518	—
	Forgiveness of principal	2	599	554
		11	$7,415	$554
Total loans
	Interest rate reduction	68	13,740	—
	Payment restructure	17	7,567	—
	Forgiveness of principal	2	599	554
		87	$21,906	$554

	Year Ended December 31, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	104	$22,605	$—
		104	$22,605	$—
Home equity
	Interest rate reduction	9	$571	$—
		9	$571	$—
Total consumer
	Interest rate reduction	113	$23,176	$—
		113	$23,176	$—
Total loans
	Interest rate reduction	113	$23,176	$—
		113	$23,176	$—

	Year Ended December 31, 2012
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	84	$15,487	$—
	Payment restructure	1	280	—
		85	$15,767	$—
Home equity
	Interest rate reduction	7	$527	$—
		7	$527	$—
Total consumer
	Interest rate reduction	91	$16,014	$—
	Payment restructure	1	280	—
		92	$16,294	$—
Commercial loans
Commercial real estate
	Interest rate reduction	2	$6,070	$1,000
		2	$6,070	$1,000
Construction/land development
	Forgiveness of principal	2	$304	$—
		2	$304	$—
Total commercial
	Interest rate reduction	2	$6,070	$1,000
	Forgiveness of principal	2	304	—
		4	$6,374	$1,000
Total loans
	Interest rate reduction	93	$22,084	$1,000
	Payment restructure	1	280	—
	Forgiveness of principal	2	304	—
		96	$22,668	$1,000

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2014 and 2013, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Year Ended December 31,
	2014		2013
(dollars in thousands)	Number of loan relationships that subsequently re-defaulted	Recorded investment	Number of loan relationships that subsequently re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,010	17	$2,840
Home equity	1	190	1	22
	8	1,200	18	2,862
Commercial loans
Commercial real estate	—	—	1	770
	—	—	1	770
	8	$1,200	19	$3,632

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2014	2013

Single family	$1,613	$5,522
Commercial real estate	2,062	958
Construction/land development	7,076	8,128
	10,751	14,608
Valuation allowance	(1,303)	(1,697)
	$9,448	$12,911

Activity in other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2014	2013

Beginning balance	$12,911	$23,941
Additions	4,130	8,199
Loss provisions	(69)	(603)
Reductions related to sales	(7,524)	(18,626)
Ending balance	$9,448	$12,911

Activity in the valuation allowance for other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Beginning balance	$1,697	$14,965	$21,502
Loss provisions	69	603	12,171
(Charge-offs), net of recoveries	(463)	(13,871)	(18,708)
Ending balance	$1,303	$1,697	$14,965

The components of the net cost of operation and sale of other real estate owned are as follows.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Maintenance costs	$436	$840	$1,289
Loss provisions	69	603	12,171
Net gain on sales	(890)	(722)	(2,508)
Gain on transfer	—	(119)	(489)
Net operating income (loss)	(85)	1,209	(378)
Net cost of operation and sale of other real estate owned	$(470)	$1,811	$10,085

At December 31, 2014, we had concentrations within the state of Washington, primarily in Thurston County, representing 88.5% of the total balance of other real estate owned. At December 31, 2013, we had concentrations within the state of Washington representing 70.5% of the total balance of other real estate owned.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	December 31,
(in thousands)	2014	2013

Furniture and equipment	$59,425	$47,247
Leasehold improvements	22,516	17,525
Land and buildings	985	2,095
	82,926	66,867
Less: accumulated depreciation	(37,675)	(30,255)
	$45,251	$36,612

Depreciation expense for the years ending December 31, 2014, 2013, and 2012, was $7.4 million, $4.6 million, and $2.7 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2014	2013

Noninterest-bearing accounts	$470,663	$322,952
NOW accounts, 0.00% to 1.00% at December 31, 2014 and 0.00% to 0.75% at December 31, 2013	272,390	297,966
Statement savings accounts, due on demand, 0.00% to 1.99% at December 31, 2014 and 0.20% to 2.00% at December 31, 2013	200,638	156,181
Money market accounts, due on demand, 0.00% to 1.45% at December 31, 2014 and 0.00% to 1.50% at December 31, 2013	1,007,214	919,322
Certificates of deposit, 0.05% to 3.80% at December 31, 2014 and December 31, 2013	494,525	514,400
	$2,445,430	$2,210,821

There were $2.2 million of public funds included in deposits as of December 31, 2014 and $4.4 million at December 31, 2013.

Interest expense on deposits was as follows.

	Year Ended December 31,
(in thousands)	2014	2013	2012

NOW accounts	$1,122	$924	$498
Statement savings accounts	929	546	395
Money market accounts	4,362	3,899	3,248
Certificates of deposit	3,018	5,047	12,600
	$9,431	$10,416	$16,741

The weighted-average interest rates on certificates of deposit at December 31, 2014, 2013, and 2012 were 0.60%, 0.71%, and 1.59%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At December 31, 2014

Within one year	$319,578
One to two years	137,736
Two to three years	27,793
Three to four years	5,476
Four to five years	3,942
$494,525

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2014 and 2013, was $188.7 million and $216.5 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2014 and 2013 was $30.2 million and $26.3 million, respectively. There were $176.1 million and $144.3 million of brokered deposits as of December 31, 2014 and December 31, 2013.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER BORROWINGS:

Federal Home Loan Bank

The Company borrows through advances from the FHLB. FHLB advances totaled $597.6 million and $446.6 million as of December 31, 2014, and December 31, 2013, respectively.

Weighted-average interest rates on the advances were 0.41%, 0.43%, and 0.60% at December 31, 2014, 2013 and 2012, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 30 percent of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $317.9 million as of December 31, 2014. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2014
(in thousands)	Advances outstanding	Weighted-average interest rate

2015	$532,000	0.28%
2016	50,000	0.52
2017	—	—
2018	—	—
2019 and thereafter	15,590	4.64
	$597,590	0.41%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2014 and 2013, the Company held $33.9 million and $35.3 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

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

In September 2014, the FHLB entered into a merger agreement with the Federal Home Loan Bank of Des Moines (the “Des Moines Bank”). If the merger agreement is consummated, the FHLB will merge with and into the Des Moines Bank, with the Des Moines Bank being the surviving entity. As a result, the Bank will become a member of the Des Moines Bank and its shares of FHLB stock will be converted into shares of stock of the Des Moines Bank.

At December 31, 2014, there has been no change in the restrictions regarding the FHLB's ability to redeem, repurchase or declare dividends on stock outstanding.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the

FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is not an other-than-temporary impairment of the FHLB stock investment as of December 31, 2014, or 2013.

Federal Reserve Bank of San Francisco

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco (“FRBSF”). At December 31, 2014 and 2013, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $316.1 million at December 31, 2014. The FRB of San Francisco is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. At December 31, 2014, we had $50.0 million in federal funds purchased and no balance of securities sold under agreements to repurchase. At December 31, 2013, we had no outstanding balances of these short-term borrowings.

NOTE 10–LONG-TERM DEBT:

The Company raised capital by issuing trust preferred securities ("TruPS") during the period from 2005 through 2007, resulting in a debt balance of $61.9 million at December 31, 2012. We acquired $3.1 million of TruPS debt through the acquisition of YNB in 2013, bringing our total TruPS long-term debt to $64.8 million at December 31, 2013. During the first quarter of 2014, we redeemed the TruPS that were acquired as part of the acquisition of YNB, bringing our TruPS balance to $61.9 million at December 31, 2014. In connection with the issuance of TruPS, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures.

The Subordinated Debt Securities are as follows:

HomeStreet Statutory
(in thousands)	I	II	III	IV

Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate	3 MO LIBOR + 1.70%	3 MO LIBOR + 1.50%	3 MO LIBOR + 1.37%	3 MO LIBOR + 1.68%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option(1)	5 years	5 years	5 years	5 years
(1) Call options are exercisable at par.

Following the first call date, the HomeStreet Statutory TruPS debt adjusts quarterly with the change in the three-month LIBOR rate. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

During 2014, we recorded a loss on debt extinguishment of $573 thousand upon the early retirement of senior debt, which the remaining net acquired amount totaled $2.9 million and was settled for $3.5 million.

NOTE 11–DERIVATIVES AND HEDGING ACTIVITIES:

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

The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at December 31, 2014. We held no derivatives designated as a cash flow or foreign currency hedge instrument at 2013. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 4, Investment Securities of this Form 10-K for further information on securities collateral pledged. At December 31, 2014 and 2013, the Company did not hold any collateral received from counterparties under derivative transactions.

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

The notional amounts and fair values for derivatives consist of the following:

	At December 31, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$934,986	$1,071	$(5,658)
Interest rate swaptions	15,000	—	—
Interest rate lock commitments	392,687	11,939	(6)
Interest rate swaps	610,150	11,689	(972)
Total derivatives before netting	$1,952,823	$24,699	$(6,636)
Netting adjustments(1)		(5,858)	5,858
Carrying value on consolidated statements of financial position		$18,841	$(778)

	At December 31, 2013
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$526,382	$3,630	$(578)
Interest rate swaptions	110,000	858	(199)
Interest rate lock commitments	261,070	6,012	(40)
Interest rate swaps	508,004	1,088	(9,548)
Total derivatives before netting	$1,405,456	$11,588	$(10,365)
Netting adjustments		(1,363)	1,363
Carrying value on consolidated statements of financial position		$10,225	$(9,002)

The following tables present gross and net information about derivative instruments.

	At December 31, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid(1)	Securities pledged	Net amount

Derivative assets	$24,699	$(5,858)	$18,841	$—	$—	$18,841

Derivative liabilities	$(6,636)	$5,858	$(778)	$—	$762	$(16)

	At December 31, 2013
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$11,588	$(1,363)	$10,225	$—	$—	$10,225

Derivative liabilities	$(10,365)	$1,363	$(9,002)	$8,491	$451	$(60)

(1)
Excludes cash collateral of $20.4 million and $18.5 million at December 31, 2014 and 2013, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both December 31, 2014 and 2013.

Management uses derivatives that are designated as qualifying hedge contracts as defined by Accounting Standards Codification (ASC) 815, Derivatives and Hedging, as fair value hedges, which are comprised of interest rate swap contracts. Interest rate swap contracts are used to convert commercial business loans held for investment from fixed to floating rates to hedge against exposure to changes in benchmark interest rates. All parts of the gain or loss due to the hedged risk (e.g., fair value changes due to changes in benchmark interest rates) are included in the assessment of hedge effectiveness. These swap contracts are carried at fair value, with the net settlement of the derivatives reported in noninterest income and ineffectiveness for these swap contracts reported in other noninterest income.

For fair value hedging relationships, the dollar-offset method is used to assess hedge effectiveness, both at the inception of the hedging relationship and on an ongoing basis. Hedge effectiveness is evaluated prospectively as well as through retrospective evaluations. For prospective considerations, we develop an expectation that the relationship will be highly effective over future periods. For retrospective evaluations management determines whether the hedging relationship has been highly effective. The dollar-offset method compares the change in the fair value of the hedging instrument with the changes in the fair value of the hedged item attributable to the hedged risk. The results of the dollar-offset method along with other relevant information are the basis for evaluating hedge effectiveness prospectively and retrospectively.

The ineffective portion of net gain (loss) on derivatives in fair value hedging relationships, recognized in other noninterest income on the consolidated statements of operations, for loans held for investment were $86 thousand and $151 thousand for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, certain fair value hedges were de-designated; therefore, fair value hedge accounting treatment was discontinued. The net gain or loss on the underlying hedged loans is being amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the consolidated statements of operations.

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

	Year Ended December 31,
(in thousands)	2014	2013	2012

Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$(17,258)	$12,904	$(14,382)
Mortgage servicing income (2)	39,727	(20,432)	21,982
	$22,469	$(7,528)	$7,600

(1)	Comprised of IRLCs and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family mortgage servicing rights MSRs.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2014		2013

Single family	$610,350	(1)	$279,385
Multifamily	10,885		556
	$621,235		$279,941

(1)
The Company transferred $310.5 million of loans from the held for investment portfolio into loans held for sale in March of 2014 and subsequently sold $266.8 million of these loans. At December 31, 2014, the Company had transferred $92.7 million of these loans back to the held for investment portfolio.

Loans sold consisted of the following.

	Year Ended December 31,
(in thousands)	2014	2013	2012

Single family	$3,979,398	$4,733,473	$4,170,840
Multifamily	141,859	104,016	118,805
	$4,121,257	$4,837,489	$4,289,645

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2014		2013	2012

Single family:
Servicing value and secondary market gains(1)	$109,063		$128,391	$175,655
Loan origination and funding fees	25,572		30,051	30,037
Total single family	134,635		158,442	205,692
Multifamily	4,723		5,306	4,872
Other	4,764	(2)	964	—
Total net gain on mortgage loan origination and sale activities	$144,122		$164,712	$210,564

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $4.6 million in pre-tax gain during 2014 from the sale of loans that were originally held for investment.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others is presented below at the unpaid principal balance.

	At December 31,
(in thousands)	2014		2013

Single family
U.S. government and agency	$10,630,864	(1)	$11,467,853
Other	585,344		327,768
	11,216,208		11,795,621
Commercial
Multifamily	752,640		720,429
Other	82,354		95,673
	834,994		816,102
Total loans serviced for others	$12,051,202		$12,611,723

(1)	On June 30, 2014, the Company sold the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae.

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

	Year Ended December 31,
(in thousands)	2014	2013

Balance, beginning of year	$1,260	$1,955
Additions (1)	1,430	1,828
Realized losses (2)	(734)	(2,523)
Balance, end of year	$1,956	$1,260

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $7.8 million and $7.1 million were recorded in other assets as of December 31, 2014, and December 31, 2013, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2014 and 2013, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statement of financial condition totaled $21.2 million and $14.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2014		2013	2012

Servicing income, net:
Servicing fees and other	$37,818		$34,173	$27,833
Changes in fair value of single family MSRs due to modeled amortization (1)	(26,112)		(24,321)	(26,706)
Amortization of multifamily MSRs	(1,712)		(1,803)	(2,014)
	9,994		8,049	(887)
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(15,629)	(3)	29,456	(4,974)
Net gain from derivatives economically hedging MSR	39,727		(20,432)	21,982
	24,098		9,024	17,008
Mortgage servicing income	$34,092		$17,073	$16,121

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the second quarter ended June 30, 2014.

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

	Year Ended December 31,
(rates per annum) (1)	2014	2013	2012

Constant prepayment rate (2)	13.30%	9.28%	11.64%
Discount rate	10.50%	10.25%	10.28%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(in thousands)	At December 31, 2014

Fair value of single family MSR	$112,439
Expected weighted-average life (in years)	4.56
Constant prepayment rate (1)	18.07%
Impact on 25 basis points adverse change	$(8,674)
Impact on 50 basis points adverse change	$(17,115)
Discount rate	10.60%
Impact on fair value of 100 basis points increase	$(3,124)
Impact on fair value of 200 basis points increase	$(6,084)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	At December 31,
(in thousands)	2014		2013	2012

Beginning balance	$153,128		$87,396	$70,169
Originations	43,231		60,576	48,839
Purchases	19		21	68
Sale of single family MSRs	(43,248)	(3)	—	—
Changes due to modeled amortization (1)	(26,112)		(24,321)	(26,706)
Net additions and amortization	(26,110)		36,276	22,201
Changes in fair value due to changes in model inputs and/or assumptions (2)	(14,579)	(4)	29,456	(4,974)
Ending balance	$112,439		$153,128	$87,396

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	On June 30, 2014, the Company sold the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae.

(4)	Includes pre-tax income of $5.7 million, excluding transaction costs, resulting from the sale of single family MSRs on June 30, 2014.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	December 31,
(in thousands)	2014	2013	2012

Beginning balance	$9,335	$8,097	$7,112
Origination	3,260	3,027	2,999
Amortization	(1,710)	(1,789)	(2,014)
Ending balance	$10,885	$9,335	$8,097

At December 31, 2014, the expected weighted-average life of the Company’s multifamily MSRs was 9.62 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2014

2015	$1,756
2016	1,650
2017	1,527
2018	1,370
2019	1,260
2020 and thereafter	3,322
Carrying value of multifamily MSR	$10,885

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments was $72.0 million and $18.4 million at December 31, 2014 and December 31, 2013, respectively.
In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $379.4 million and $168.5 million at December 31, 2014 and December 31, 2013, respectively. Unused home equity and commercial banking funding lines, totaled $149.4 million and $154.0 million at December 31, 2014 and December 31, 2013, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $503 thousand and $181 thousand at December 31, 2014 and December 31, 2013, respectively.

The Company is obligated under non-cancelable leases for office space. Generally, the office leases also contain five-year renewal and space options. Rental expense under non-cancelable operating leases totaled $15.3 million, $11.4 million, and $7.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2014

2015	$14,555
2016	15,047
2017	14,081
2018	12,406
2019	9,664
2020 and thereafter	54,047
$119,800

Guarantees

In the ordinary course of business, the Company sells multifamily loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS®”) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2014 and December 31, 2013, the total unpaid principal balance of loans sold under this program was $752.6 million and $720.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.3 million and $2.0 million at December 31, 2014 and 2013, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2014, 2013, and 2012.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $11.30 billion and $11.89 billion as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-

retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.0 million and $1.3 million, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $734 thousand, $2.5 million and $2.8 million were incurred for the years ended December 31, 2014, 2013, and 2012, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2014, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of December 31, 2014.

NOTE 14–INCOME TAXES:

Income tax expense (benefit) consisted of following:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Current (benefit) expense	$25,303	$(21,166)	$26,656
Deferred expense (benefit)	(14,247)	32,151	(5,110)
Total income tax expense	$11,056	$10,985	$21,546

Income tax expense differed from amounts computed at the federal income tax statutory rate as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Income taxes at statutory rate	$11,660	$12,178	$36,285
Tax-exempt interest	(1,265)	(1,452)	(1,162)
State income tax expense net of federal tax benefit	221	148	333
Valuation allowance	—	—	(14,423)
Tax credits	(717)	(293)	—
Low Income Housing Tax Credit Partnerships	617	—	—
Change in state rate	248	—	—
Other, net	292	404	513
Total income tax expense	$11,056	$10,985	$21,546

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following:

	At December 31,
(in thousands)	2014	2013

Deferred tax assets:
Provision for loan losses	$11,890	$11,165
Federal and state net operating loss carryforwards	10,044	7,056
Section 382 built-in loss limitation	5,291	10,145
Other real estate owned	468	977
Accrued liabilities	2,199	1,975
Other investments	330	326
Leases	1,153	1,018
Unrealized loss on investment securities available for sale	—	7,051
Tax credits	3,358	2,443
Stock options	902	489
Loan valuation	497	—
Other, net	236	176
	36,368	42,821
Deferred tax liabilities:
Mortgage servicing rights	(34,030)	(48,402)
Unrealized gain on investment securities available for sale	(252)	—
FHLB dividends	(4,348)	(4,310)
Deferred loan fees and costs	(1,943)	(2,290)
Premises and equipment	(1,865)	(859)
Other intangibles - core deposit intangible	(700)	(737)
Other, net	(242)	(23)
	(43,380)	(56,621)
Net deferred tax (liability) asset	$(7,012)	$(13,800)

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. During the second quarter of 2012, management analyzed the positive and negative evidence which included the Company reporting its fifth consecutive quarter of profitability, the future reversals of deferred tax assets and deferred tax liabilities over a similar period of time, future expectations of profitability, significant improvement in overall asset quality and related credit/risk metrics and the expectation that we will be able to exit a three-year cumulative pre-tax loss position in 2012. Management continues to assess the positive and negative evidence of the need for a valuation allowance. As of December 31, 2014 management determined that sufficient evidence exists to support the future utilization of the Company’s deferred tax assets.

At December 31, 2014, the Company has federal net operating loss carryforwards totaling $27.9 million, which expire between 2024 and 2031. The Company has a Section 382 recognized built-in loss carryforwards of $14.9 million as of December 31, 2014 which expires in 2032. In addition, as of December 31, 2014, the Company has an alternative minimum tax credit of $3.3 million that may be carried forward indefinitely. The Company also has state net operating loss carryforwards of $6.6 million that expire between 2015 and 2030.

Retained earnings at December 31, 2014 and 2013 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax basis bad debt reserve is used for purposes other than to absorb bad debts or the Company no longer qualifies as a bank, the Company will incur a federal tax liability at the then prevailing corporate tax rate estimated at $4.4 million as of December 31, 2014.

There were no unrecognized tax benefits at December 31, 2014 and 2013. The Company does not anticipate a significant increase with respect to its unrecognized tax benefits within the next twelve months.

The Company’s income tax returns are open for examination for the tax years 2012 through 2014.

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

Salaries and related costs for the years ended December 31, 2014, 2013, and 2012, included employer contributions of $4.5 million, $3.7 million and $1.4 million, respectively.

NOTE 16–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2014, 2013, and 2012, the Company recognized $1.5 million, $1.1 million, and $2.8 million of compensation cost, respectively, for share-based compensation awards.

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

2010 Equity Incentive Plan

In January 2010, the shareholders approved the Company's 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, all of the Company’s officers, employees, directors and/or consultants are eligible to receive awards. Awards that may be granted under the 2010 EIP include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards and incentive bonus awards, or a combination of the foregoing. The 2010 EIP became effective during February 2012, upon the completion of the Company’s initial public offering.

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

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the year ended December 31, 2014 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2013	654,216	$11.54	8.1 years	$5,559
Granted	—	—	0.0 years	—
Cancelled or forfeited	(9,688)	11.00	7.1 years	62
Exercised	(43,504)	2.98	6.1 years	734
Options outstanding at December 31, 2014	601,024	12.16	7.2 years	3,329
Options that are exercisable and expected to be exercisable (1)	597,666	12.17	7.2 years	3,308
Options exercisable	397,981	$11.97	7.2 years	$2,271

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 43,504 options have been exercised during the year ended December 31, 2014, resulting in cash received and related income tax benefits totaling $130 thousand. As of December 31, 2014, there was $301 thousand of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of three months.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted during 2013 and 2012 was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table. There were no options granted during the year ended December 31, 2014.

	Year Ended December 31,
	2013	2012

Weighted-average fair value per share	$8.78	$4.00
Expected term of the option	6 years	6 years
Expected stock price volatility	50.04%	33.13%
Annual risk-free interest rate	1.18%	1.23%
Expected annual dividend yield	2.03%	2.26%

The weighted-average expected term of 6 years used to value option awards issued in 2013 and 2012 was an estimate based on an expectation that the holders of the stock options, once vested, will exercise them – ultimately reflecting the settlement of all vested options. As the Company did not have historical exercise behavior to reference for these types of options, the Company leveraged the “simplified” method for estimating the expected term of these “plain vanilla” stock options.

When estimating expected volatility and the dividend yield, the Company considered historical data of other similar entities that were publicly traded over a period commensurate with the life of the options. A single median was derived for each input from this population.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2013	53,951	$18.18
Granted	74,645	17.99
Cancelled or forfeited	—	—
Vested	(10,079)	15.88
Restricted shares outstanding at December 31, 2014	118,517	18.26
Nonvested at December 31, 2014	118,517	$18.26

The Company recognized $644 thousand in compensation expense for restricted shares during the year ended December 31, 2014. At December 31, 2014, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 2.0 years. Restricted shares granted to non-employee directors vest one-third at each one year anniversary from the grant date. Restricted shares granted to senior management vest based upon the achievement of certain market conditions. One-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

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

(in thousands)	Fair Value at December 31, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,280	$—	$107,280	$—
Commercial	13,671	—	13,671	—
Municipal bonds	122,334	—	122,334	—
Collateralized mortgage obligations:
Residential	43,166	—	43,166	—
Commercial	20,486	—	20,486	—
Corporate debt securities	79,400	—	79,400	—
U.S. Treasury securities	40,989	—	40,989	—
Single family mortgage servicing rights	112,439	—	—	112,439
Single family loans held for sale	610,350	—	610,350	—
Derivatives
Forward sale commitments	1,071	—	1,071	—
Interest rate lock commitments	11,939	—	—	11,939
Interest rate swaps	11,689	—	11,689	—
Total assets	$1,174,814	$—	$1,050,436	$124,378
Liabilities:
Derivatives
Forward sale commitments	5,658	$—	$5,658	$—
Interest rate lock commitments	6	—	—	6
Interest rate swaps	972	—	972	—
Total liabilities	$6,636	$—	$6,630	$6

(in thousands)	Fair Value at December 31, 2013	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$133,910	$—	$133,910	$—
Commercial	13,433	—	13,433	—
Municipal bonds	130,850	—	130,850	—
Collateralized mortgage obligations:
Residential	90,327	—	90,327	—
Commercial	16,845	—	16,845	—
Corporate debt securities	68,866	—	68,866	—
U.S. Treasury securities	27,452	—	27,452	—
Single family mortgage servicing rights	153,128	—	—	153,128
Single family loans held for sale	279,385	—	279,385	—
Derivatives
Forward sale commitments	3,630	—	3,630	—
Swaptions	858	—	858	—
Interest rate lock commitments	6,012	—	—	6,012
Interest rate swaps	1,088	—	1,088	—
Total assets	$925,784	$—	$766,644	$159,140
Liabilities:
Derivatives
Forward sale commitments	$578	$—	$578	$—
Interest rate swaptions	199	—	199	—
Interest rate lock commitments	40	—	—	40
Interest rate swaps	9,548	—	9,548	—
Total liabilities	$10,365	$—	$10,325	$40

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the years ended December 31, 2014 and 2013, see Note 12, Mortgage Banking Operations.

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

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Year Ended December 31,
(in thousands)	2014	2013

Beginning balance, net	$5,972	$22,528
Total realized/unrealized gains (1)	118,708	123,068
Settlements	(112,747)	(139,624)
Ending balance, net	$11,933	$5,972

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statement of operations. There were net unrealized gains (losses) of $11.9 million and $6.0 million for the years ended December 31, 2014 and 2013, respectively, recognized on interest rate lock commitments outstanding at December 31, 2014 and 2013, respectively.

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

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At December 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$11,933	Income approach	Fall out factor	0.6%	77.9%	21.4%
			Value of servicing	0.56%	1.94%	0.93%

(dollars in thousands)	At December 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$5,972	Income approach	Fall out factor	0.5%	97.0%	17.8%
			Value of servicing	0.62%	2.65%	1.22%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the year ended December 31, 2014, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the year ended December 31, 2014, the Company applied a range of stated value adjustments of 10.0% to 100.0%, with a weighted average rate of 41.8%. During the year ended December 31, 2014, the Company did not apply any adjustment to the appraisal value of OREO. During the year ended December 31, 2013, the Company did not apply any adjustments to the appraisal value of loans held for investment or OREO.

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

The following table presents assets that had changes in their recorded at fair value during the years ended December 31, 2014 and 2013 and still held at the end of the respective reporting period.

	Twelve Months Ended December 31, 2014
(in thousands)	Fair Value of Assets Held at December 31, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$19,021	—	—	$19,021	$(207)
Other real estate owned(2)	6,706	—	—	6,706	(41)
Total	$25,727	$—	$—	$25,727	$(248)

	Twelve Months Ended December 31, 2013
(in thousands)	Fair Value of Assets Held at December 31, 2013	Level 1	Level 2	Level 3	Total Losses

Loans held for investment(1)	$44,422	—	—	$44,422	$(1,629)
Other real estate owned(2)	12,959	—	—	12,959	574
Total	$57,381	$—	$—	$57,381	$(1,055)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,502	$30,502	$30,502	$—	$—
Investment securities held to maturity	28,006	28,537	—	28,537	—
Loans held for investment	2,099,129	2,150,672	—	—	2,150,672
Loans held for sale – multifamily	10,885	10,855	—	10,855	—
Mortgage servicing rights – multifamily	10,885	12,540	—	—	12,540
Federal Home Loan Bank stock	33,915	33,915	—	33,915	—
Liabilities:
Deposits	$2,445,430	$2,445,635	$—	$2,445,635	$—
Federal Home Loan Bank advances	597,590	600,599	—	600,599	—
Federal funds purchased and securities sold under agreements to repurchase	50,000	50,000	—	50,000	—
Long-term debt	61,857	60,235	—	60,235	—

	At December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$33,908	$33,908	$33,908	$—	$—
Investment securities held to maturity	17,133	16,887	—	16,887	—
Loans held for investment	1,871,813	1,900,349	—	—	1,900,349
Loans held for sale – multifamily	556	556	—	556	—
Mortgage servicing rights – multifamily	9,335	10,839	—	—	10,839
Federal Home Loan Bank stock	35,288	35,288	—	35,288	—
Liabilities:
Deposits	$2,210,821	$2,058,533	$—	$2,058,533	$—
Federal Home Loan Bank advances	446,590	449,109	—	449,109	—
Long-term debt	64,811	63,849	—	63,849	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $3.4 million and $977 thousand at December 31, 2014 and 2013, respectively.

NOTE 18–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Year Ended December 31,
(in thousands, except share data)	2014	2013	2012

Net income	$22,259	$23,809	$82,126
Weighted-average shares:
Basic weighted-average number of common shares outstanding	14,800,689	14,412,059	13,312,939
Dilutive effect of outstanding common stock equivalents (1)	160,392	386,109	426,459
Diluted weighted-average number of common stock outstanding	14,961,081	14,798,168	13,739,398
Earnings per share:
Basic earnings per share	$1.50	$1.65	$6.17
Diluted earnings per share	$1.49	$1.61	$5.98

Dividends per share	$0.11	$0.33	$—

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the twelve months ended December 31, 2014, 2013 and 2012 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 143,400, 103,674 and 121,283 at December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

NOTE 19–BUSINESS SEGMENTS:

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

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

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

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$16,683	$81,986	$98,669
Provision (reversal of provision) for loan losses	—	(1,000)	(1,000)
Noninterest income	166,991	18,666	185,657
Noninterest expense	172,199	79,812	252,011
Income before income taxes	11,475	21,840	33,315
Income tax expense	3,964	7,092	11,056
Net income	$7,511	$14,748	$22,259
Total assets	$788,681	$2,746,409	$3,535,090

	Year Ended December 31, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$15,272	$59,172	$74,444
Provision for loan losses	—	900	900
Noninterest income	175,654	15,091	190,745
Noninterest expense	163,354	66,141	229,495
Income before income taxes	27,572	7,222	34,794
Income tax expense	9,736	1,249	10,985
Net income	$17,836	$5,973	$23,809
Total assets	$489,292	$2,576,762	$3,066,054

	Year Ended December 31, 2012
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$14,117	$46,626	$60,743
Provision for loan losses	—	11,500	11,500
Noninterest income	225,555	12,465	238,020
Noninterest expense	119,981	63,610	183,591
Income (loss) before income taxes	119,691	(16,019)	103,672
Income tax expense (benefit)	24,862	(3,316)	21,546
Net income (loss)	$94,829	$(12,703)	$82,126
Total assets	$768,915	$1,862,315	$2,631,230

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

NOTE 20–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2014	2013

Assets:
Cash and cash equivalents	$5,270	$4,334
Other assets	7,137	10,340
Investment in stock of subsidiaries	353,992	316,384
	$366,399	$331,058
Liabilities:
Other liabilities	2,304	321
Long-term debt	61,857	64,811
	64,161	65,132
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	96,615	94,474
Retained earnings	203,567	182,935
Accumulated other comprehensive (loss) income	1,545	(11,994)
	302,238	265,926
	$366,399	$331,058

Condensed Statements of Operations	Year Ended December 31,
(in thousands)	2014	2013	2012

Net interest expense	$(1,059)	$(2,545)	$(1,324)
Noninterest income	561	970	800
Income (loss) before income tax benefit and equity in income of subsidiaries	(498)	(1,575)	(524)
Dividend from HomeStreet Capital to parent	4,200	19,600	—
Income from subsidiaries	21,394	6,591	84,504
	25,096	24,616	83,980
Noninterest expense	4,664	2,281	3,152
Income before income tax benefit	20,432	22,335	80,828
Income tax benefit	(1,827)	(1,474)	(1,298)
Net income	$22,259	$23,809	$82,126

Other comprehensive income	13,540	(21,184)	5,071
Comprehensive income	$35,799	$2,625	$87,197

Condensed Statements of Cash Flows	Year Ended December 31,
(in thousands)	2014	2013	2012

Net cash (used in) provided by operating activities	$5,693	$(483)	$(2,023)
Cash flows from investing activities
Purchases of and proceeds from investment securities	1,000	(5,797)	1,058
Net payments for investments in and advances to subsidiaries	(732)	(12,172)	(65,000)
Net cash (used in) provided by investing activities	268	(17,969)	(63,942)
Cash flows from financing activities
Proceeds from issuance of common stock	130	188	88,178
Dividends paid	(1,628)	—	—
Proceeds from and repayment of advances from subsidiaries	(3,527)	30	34
Net cash provided by financing activities	(5,025)	218	88,212
(Decrease) increase in cash and cash equivalents	936	(18,234)	22,247
Cash and cash equivalents at beginning of year	4,334	22,568	321
Cash and cash equivalents at end of year	$5,270	$4,334	$22,568

NOTE 21–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter ended				Quarter ended
(in thousands, except share data)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013

Interest income	$30,780	$28,478	$26,225	$25,810	$24,422	$23,348	$20,468	$20,738
Interest expense	3,278	3,170	3,078	3,098	3,040	2,936	3,053	5,503
Net interest income	27,502	25,308	23,147	22,712	21,382	20,412	17,415	15,235
Provision (reversal of provision) for credit losses	500	—	—	(1,500)	—	(1,500)	400	2,000
Net interest income after provision for credit losses	27,002	25,308	23,147	24,212	21,382	21,912	17,015	13,235
Noninterest income	51,487	45,813	53,650	34,707	36,072	38,174	57,556	58,943
Noninterest expense	68,791	64,158	62,971	56,091	58,868	58,116	56,712	55,799
(Loss) income before income tax expense	9,698	6,963	13,826	2,828	(1,414)	1,970	17,859	16,379
Income tax (benefit) expense	4,077	1,988	4,464	527	(553)	308	5,791	5,439
Net (loss) income	$5,621	$4,975	$9,362	$2,301	$(861)	$1,662	$12,068	$10,940
Basic (loss) earnings per share	$0.38	$0.34	$0.63	$0.16	$(0.06)	$0.12	$0.84	$0.76
Diluted (loss) earnings per share	$0.38	$0.33	$0.63	$0.15	$(0.06)	$0.11	$0.82	$0.74

NOTE 22–SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2014, and has included all material events that would require recognition in the 2014 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On March 1, 2015, the Company completed its acquisition of Simplicity Bancorp, Inc., a Maryland corporation and Simplicity’s wholly owned subsidiary, Simplicity Bank. The acquisition was accomplished by the merger of Simplicity Bancorp, Inc. with and into HomeStreet, Inc. with HomeStreet, Inc. as the surviving corporation, followed by the merger of Simplicity Bank with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The results of operations of Simplicity will be included in the consolidated results of operations from the date of acquisition.

Because the merger occurred on March 1, 2015, the initial accounting for the business combination is incomplete as of the filing date of this Form 10-K. HomeStreet is in the process of determining the fair values which are subject to refinement for up to one year after the closing date of the acquisition.

For a detailed discussion of the terms of the Simplicity acquisition, see Note 2, Business Combinations of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, due to a material weakness in our internal control over financial reporting as of December 31, 2014, our disclosure controls and procedures were not effective as of such date to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding such material weakness, which is described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management's Report on Internal Controls Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, changing conditions may affect our projections of any evaluation of effectiveness to future periods, and our compliance with policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and the Chief Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, because of a material weakness in our internal control over financial reporting described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weakness in our internal control over financial reporting as of December 31, 2014:
Inadequate Controls Over New Software and Systems - During 2014, management implemented certain new software systems and related processes, primarily related to accounts payable processing and payroll processing. However, the Company’s risk assessment process failed to identify that the design and operating effectiveness of controls were insufficient in certain areas, and as a consequence, management has determined that our controls over these activities were not fully effective. This determination stemmed, in part, from a lack of verifiable evidence that we maintained effective monitoring activities as of December 31, 2014. As a result, management has concluded that its risk assessment process did not adequately evaluate risk associated with these changes at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iii) effective monitoring of the controls. Accordingly, management determined that as of December 31, 2014, in the aggregate, a reasonable possibility existed that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis. In each of the instances in which deficiencies gave rise to a risk of loss or misstatement, management determined that no material loss occurred, and that we did not have a material misstatement of our financial statements.

Management thus determined that these outcomes in the aggregate reflect a material weakness in our internal controls over financial reporting relating to our implementation and oversight of key systems and processes, and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d), our management including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented a change in internal control over financial reporting during the quarter ended December 31, 2014 related to fair value hedge accounting. Management implemented certain changes in the Registrant’s internal accounting controls and other actions during the fourth quarter of 2014, including:

•	enhanced oversight by the Accounting Department of complex accounting for financial instruments within the Registrant’s Treasury Department;

•	termination of the swaps related to affected loans during the fourth quarter of 2014, an action which had no material impact upon the Registrant’s results of operations or financial condition;

•	terminated all fair value hedge accounting relationships as a result of the termination of the hedging instruments; and

•
began amortizing the previously recorded changes in value of the affected loans over the remaining life of those loans, an amount that in the aggregate is immaterial to the Registrant’s results of operations and financial condition.

In addition, the Registrant had ceased the lending and hedging practices from 2008 that gave rise to these errors and management has no plans to reestablish any similar practices or products.
There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Newly Identified Material Weakness in Internal Controls Over Financial Reporting

As part of our remediation of the material weakness, we have reviewed our system implementation process and internal controls associated with the accounts payable and payroll systems. As a result of this review, management has implemented an enhanced system interface, enhanced controls related to the segregation of duties and enhanced monitoring controls related to new software systems. We are in the process of testing these control enhancements that have been implemented to evaluate their operating effectiveness.

Additionally, we are currently reviewing our risk assessment process to identify needed improvements in controls related to new systems planning, implementation and post-implementation monitoring. We anticipate completing this review and implementing any associated changes in controls prior to the implementation of any future significant new systems.

We believe these corrective measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the implementation and operation of our financial and transaction processing systems and procedures. Management will consider the material weakness remediated after the applicable remedial controls are deemed to be operating effectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
Inadequate Controls Over New Software and Systems - During 2014, management implemented certain new software systems and related processes, primarily related to accounts payable processing and payroll processing. However, the Company’s risk assessment process failed to identify that the design and operating effectiveness of controls were insufficient in certain areas, and as a consequence, management has determined that the Company’s controls over these activities were not fully effective. This determination stemmed, in part, from a lack of verifiable evidence that the Company maintained effective monitoring activities as of December 31, 2014. As a result, management has concluded that its risk assessment process did not adequately evaluate risk associated with these changes at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iii) effective monitoring of the controls. Accordingly, management determined that as of December 31, 2014, in the aggregate, a reasonable possibility existed that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis. Management thus determined that these outcomes in the aggregate reflect a material weakness in the Company’s internal controls over financial reporting relating to the Company’s implementation and oversight of key systems and processes, and that, as a result, the Company’s internal controls over financial reporting were not effective as of December 31, 2014.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated March 24, 2015, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 24, 2015

ITEM 9B    OTHER INFORMATION

None.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders (the “2015 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
Consolidated Statements of Operations for the three years ended December 31, 2014
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2014
Consolidated Statements of Cash Flows for the three years ended December 31, 2014
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

10.1 (1)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2	HomeStreet, Inc. 2014 Equity Incentive Plan

10.3	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4	Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.5 (8)
HomeStreet, Inc. 401(k) Savings Plan, restated as of January 1, 2011, and amendments to the HomeStreet, Inc. 401(k) Savings Plan adopted as of February 24, 2011, November 1, 2011, January 1, 2012, July 26, 2012, September 1, 2012 and January 1, 2014

10.6	Amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of January 1, 2015

10.7 (1)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.8 (1)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 (2)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 (2)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated May 26, 2011

10.11	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated March 11, 2015

10.12 (1)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.13 (1)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.14 (1)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.15 (8)†
Office Lease, dated March 5, 1992, between Continental, Inc. and One Union Square Venture ("Office Lease"), as amended by Supplemental Lease Agreement dated August 25, 1992, Second Amendment to Lease dated May 6, 1998, Third Amendment to Lease dated June 17, 1998, Fourth Amendment to Lease dated February 15, 2000, Fifth Amendment to Lease dated July 30, 2001, Sixth Amendment to Lease dated March 5, 2002, Seventh Amendment to Lease dated May 19, 2004, Eighth Amendment to Lease dated August 31, 2004, Ninth Amendment to Lease dated April 19, 2006, Tenth Amendment to Lease dated July 20, 2006, Eleventh Amendment to Lease dated December 27, 2006, Twelfth Amendment to Lease dated October 1, 2007, Thirteenth Amendment to Lease dated January 26, 2010, Fourteenth Amendment to Lease dated January 19, 2012, Fifteenth Amendment to Lease dated May 24, 2012, Sixteenth Amendment to Lease dated September 12, 2012, Seventeenth Amendment to Lease dated November 8, 2012, Eighteenth Amendment to Lease dated May 3, 2013, Nineteenth Amendment to Lease dated May 28, 2013 and Twentieth Amendment to Lease dated June 19, 2013.

10.16	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.17 (8)	Advances, Security and Deposit Agreement, dated as of February 1, 2013, between HomeStreet Bank and the Federal Home Loan Bank of Seattle

10.18 (8)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.19 (1)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.20 (2) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.21 (1)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.22 (2) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.23 (3)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.24 (1)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.25	HomeStreet, Inc. 2014 Management/Support Performance-Based Annual Incentive Compensation Plan

10.26 (2)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.27 (9) †	Servicing Rights Purchase and Sale Agreement between HomeStreet Bank and SunTrust Mortgage, Inc. dated June 30, 2014.

10.28 (10)	Agreement and Plan of Merger dated as of September 27, 2014 between HomeStreet, Inc. and Simplicity Bancorp, Inc.

16.1(11)	Letter from KPMG LLP regarding change in certifying accountant

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(12)(13)	XBRL Instance Document

101.SCH (12)	XBRL Taxonomy Extension Schema Document

101.CAL (12)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (12)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (12)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (12)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.

(8)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.

(9)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 7, 2014, and incorporated herein by reference.

(10)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on September 29, 2014, and incorporated herein by reference.

(11)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on March 21, 2013, and incorporated herein by reference.

(12)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(13)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 24, 2015.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and Cory D. Stewart, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Ederer	Chairman of the Board and Director	March 24, 2015
David A. Ederer, Chairman

/s/ Mark K. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2015
Mark K. Mason

/s/ Cory D. Stewart	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)	March 24, 2015
Cory D. Stewart

/s/ Scott M. Boggs	Director	March 24, 2015
Scott M. Boggs

/s/ Timothy R. Chrisman	Director	March 24, 2015
Timothy R. Chrisman

/s/ Victor H. Indiek	Director	March 24, 2015
Victor H. Indiek

/s/ Thomas E. King	Director	March 24, 2015
Thomas E. King

/s/ George Kirk	Director	March 24, 2015
George Kirk

/s/ Douglas I. Smith	Director	March 24, 2015
Douglas I. Smith

/s/ Donald R. Voss	Director	March 24, 2015
Donald R. Voss

/s/ Bruce W. Williams	Director	March 24, 2015
Bruce W. Williams