Form 10-Q
period 2015-03-31
HomeStreet, Inc.
filed 2015-05-11
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of May 1, 2015 was 22,057,794.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents (including interest-earning instruments of $28,597 and $10,271)	$56,864	$30,502
Investment securities (includes $449,330 and $427,326 carried at fair value)	476,102	455,332
Loans held for sale (includes $856,124 and $610,350 carried at fair value)	865,322	621,235
Loans held for investment (net of allowance for loan losses of $24,916 and $22,021; includes $52,580 and $0 carried at fair value)	2,828,177	2,099,129
Mortgage servicing rights (includes $110,709 and $112,439 carried at fair value)	121,722	123,324
Other real estate owned	11,589	9,448
Federal Home Loan Bank stock, at cost	34,996	33,915
Premises and equipment, net	49,808	45,251
Goodwill	11,945	11,945
Other assets	147,878	105,009
Total assets	$4,604,403	$3,535,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,344,223	$2,445,430
Federal Home Loan Bank advances	669,419	597,590
Federal funds purchased and securities sold under agreements to repurchase	9,450	50,000
Accounts payable and other liabilities	80,059	77,975
Long-term debt	61,857	61,857
Total liabilities	4,165,008	3,232,852
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 22,038,748 shares and 14,856,611 shares	511	511
Additional paid-in capital	221,301	96,615
Retained earnings	213,870	203,566
Accumulated other comprehensive income	3,713	1,546
Total shareholders' equity	439,395	302,238
Total liabilities and shareholders' equity	$4,604,403	$3,535,090

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2015	2014

Interest income:
Loans	$31,647	$22,683
Investment securities	2,394	2,970
Other	205	157
	34,246	25,810
Interest expense:
Deposits	2,582	2,360
Federal Home Loan Bank advances	612	413
Federal funds purchased and securities sold under agreements to repurchase	5	—
Long-term debt	265	315
Other	48	10
	3,512	3,098
Net interest income	30,734	22,712
Provision (reversal of provision) for credit losses	3,000	(1,500)
Net interest income after provision for credit losses	27,734	24,212
Noninterest income:
Net gain on mortgage loan origination and sale activities	61,887	25,510
Mortgage servicing income	4,297	7,945
Income (loss) from WMS Series LLC	564	(193)
Gain (loss) on debt extinguishment	—	(586)
Depositor and other retail banking fees	1,139	815
Insurance agency commissions	415	404
Gain on sale of investment securities available for sale (includes unrealized gain reclassified from accumulated other comprehensive income of $0 and $713)	—	713
Bargain purchase gain	6,628	—
Other	443	99
	75,373	34,707
Noninterest expense:
Salaries and related costs	57,593	35,471
General and administrative	13,161	10,122
Legal	467	399
Consulting	5,565	951
Federal Deposit Insurance Corporation assessments	525	620
Occupancy	5,840	4,432
Information services	6,120	4,515
Net cost (income) from operation and sale of other real estate owned	211	(419)
	89,482	56,091
Income before income taxes	13,625	2,828
Income tax expense (includes reclassification adjustments of $0 and $250)	3,321	527
NET INCOME	$10,304	$2,301
Basic income per share	$0.60	$0.16
Diluted income per share	0.59	0.15
Dividends paid on common stock per share	$—	$0.11
Basic weighted average number of shares outstanding	17,158,303	14,784,424
Diluted weighted average number of shares outstanding	17,355,076	14,947,864
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014

Net income	$10,304	$2,301
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain arising during the period, net of tax expense of $1,167 and $3,541	2,167	6,575
Reclassification adjustment for net gains included in net income, net of tax expense of $0 and $250	—	(463)
Other comprehensive income	2,167	6,112
Comprehensive income	$12,471	$8,413

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2014	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	2,301	—	2,301
Dividends ($0.11 per share)	—	—	—	(1,626)	—	(1,626)
Share-based compensation expense	—	—	736	—	—	736
Common stock issued	46,528	—	61	—	—	61
Other comprehensive income	—	—	—	—	6,112	6,112
Balance, March 31, 2014	14,846,519	$511	$95,271	$183,610	$(5,882)	$273,510

Balance, January 1, 2015	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	10,304	—	10,304
Share-based compensation expense	—	—	407	—	—	407
Common stock issued	7,182,137	—	124,279	—	—	124,279
Other comprehensive income	—	—	—	—	2,167	2,167
Balance, March 31, 2015	22,038,748	$511	$221,301	$213,870	$3,713	$439,395

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,304	$2,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,631	4,418
Provision (reversal of provision) for credit losses	3,000	(1,500)
Fair value adjustment of loans held for sale	(7,948)	(3,254)
Origination of mortgage servicing rights	(14,415)	(8,076)
Change in fair value of mortgage servicing rights	16,546	11,377
Net gain on sale of investment securities	—	(713)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	91	(487)
Loss on early retirement of long-term debt	—	586
Net deferred income tax (benefit) expense	(4,563)	(1,008)
Share-based compensation expense	393	476
Bargain purchase gain	(6,628)	—
Origination of loans held for sale	(1,575,683)	(676,630)
Proceeds from sale of loans originated as held for sale	1,359,798	625,747
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(6,208)	1,869
Increase (decrease) in accounts payable and other liabilities	4,655	(9,140)
Net cash (used in) operating activities	(216,027)	(54,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities	—	54,305
Principal repayments and maturities of investment securities	7,561	6,200
Proceeds from sale of other real estate owned	1,375	2,949
Proceeds from sale of loans originated as held for investment	—	56,079
Mortgage servicing rights purchased from others	(3)	(2)
Origination of loans held for investment and principal repayments, net	(92,162)	(101,841)
Purchase of property and equipment	(4,136)	(5,871)
Net cash acquired from Simplicity acquisition	112,196	—
Net cash provided by investing activities	24,831	11,819

	Three Months Ended March 31,
(in thousands)	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$247,591	$160,537
Proceeds from Federal Home Loan Bank advances	1,440,000	966,300
Repayment of Federal Home Loan Bank advances	(1,434,000)	(1,066,300)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	58,180	—
Repayment of securities sold under agreements to repurchase	(98,730)	—
Proceeds from Federal Home Loan Bank stock repurchase	4,438	330
Repayment of long-term debt	—	(3,541)
Dividends paid	—	(1,626)
Proceeds from stock issuance, net	65	61
Excess tax benefits related to the exercise of stock options	14	260
Net cash provided by financing activities	217,558	56,021
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,362	13,806
CASH AND CASH EQUIVALENTS:
Beginning of year	30,502	33,908
End of period	$56,864	$47,714
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$3,473	$3,572
Federal and state income taxes paid, net of refunds	7,819	—
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	3,562	2,007
Loans transferred from held for investment to held for sale	4,295	310,455
Loans transferred from held for sale to held for investment	24,549	—
Ginnie Mae loans recognized with the right to repurchase, net	603	473
Simplicity acquisition:
Assets acquired, excluding cash acquired	737,570	—
Liabilities assumed	718,924	—
Bargain purchase gain	6,628	—
Common stock issued	$124,214	$—

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

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), loans held for investment (Note 4, Loans and Credit Quality), investment securities (Note 3, Investment Securities) and derivatives (Note 6, Derivatives and Hedging Activities). Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“2014 Annual Report on Form 10-K”).

Recent Accounting Developments

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The prospective adoption of ASU 2014-04 did not have a material impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. The ASU applies to all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The application of this guidance required enhanced disclosures of the Company's repurchase agreements, but had no impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU clarifies the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The prospective adoption of ASU 2014-14 did not have a material impact on the Company's consolidated financial statements.

NOTE 2–BUSINESS COMBINATIONS:

On March 1, 2015, the Company completed its acquisition of Simplicity Bancorp, Inc., a Maryland corporation (“Simplicity”) and Simplicity’s wholly owned subsidiary, Simplicity Bank. Simplicity’s principal business activities prior to the merger were attracting retail deposits from the general public, originating or purchasing loans, primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in Southern California and, to a lesser extent, commercial real estate, automobile and other consumer loans; and the origination and sale of fixed-rate, conforming, one-to-four family residential real estate loans in the secondary market, usually with servicing retained. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment by expanding the business of the former Simplicity branches by offering additional banking and lending products to former Simplicity customers as well as new customers. The acquisition was accomplished by the merger of Simplicity with and into HomeStreet, Inc. with HomeStreet, Inc. as the surviving corporation, followed by the merger of Simplicity Bank with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The results of operations of Simplicity will be included in the consolidated results of operations from the date of acquisition.

At the closing, there were 7,180,005 shares of Simplicity common stock, par value $0.01, outstanding, all of which were cancelled and exchanged for an equal number of shares of HomeStreet common stock, no par value, issued to Simplicity’s stockholders. In connection with the merger, all outstanding options to purchase Simplicity common stock were cancelled in exchange for a cash payment equal to the difference between a calculated price of HomeStreet common stock and the exercise price of the option, provided, however, that any options that were out-of-the-money at the time of closing were cancelled for no consideration. The calculated price of $17.53 was determined by averaging the closing price of HomeStreet common stock for the 10 trading days prior to but not including the 5th business day before the closing date. The aggregate consideration paid by us in the Simplicity acquisition was approximately $471 thousand in cash and 7,180,005 of HomeStreet common stock with a fair value of approximately $124.2 million as of the acquisition date. We used current liquidity sources to fund the cash consideration.

The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of acquisition date. The Company made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities. The valuation of acquired loans, mortgage servicing rights, premises and equipment, core deposit intangibles, deferred taxes, deposits, Federal Home Loan Bank advances and any contingent liabilities that arise as a result of the transaction are considered preliminary and such fair value estimates are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Any changes to the preliminary estimates during the measurement period are recorded as retrospective adjustments to the consolidated financial statements.

The following table presents the purchase price allocation reported as of the acquisition date:

(in thousands)	March 1, 2015

Fair value consideration paid to Simplicity shareholders:
Cash paid (79,399 stock options, consideration based on intrinsic value at a calculated price of $17.53)		$471
Fair value of common shares issued (7,180,005 shares at $17.30 per share)		124,214
Total purchase price		$124,685
Fair value of assets acquired:
Cash and cash equivalents	112,667
Investment securities	26,845
Acquired loans	664,148
Mortgage servicing rights	980
Federal Home Loan Bank stock	5,519
Premises and equipment	3,038
Bank-owned life insurance	14,501
Core deposit intangibles	7,450
Accounts receivable and other assets	15,089
Total assets acquired	850,237

Fair value of liabilities assumed:
Deposits	651,202
Federal Home Loan Bank advances	65,855
Accounts payable and accrued expenses	1,867
Total liabilities assumed	718,924
Net assets acquired		$131,313
Preliminary bargain purchase (gain)		$(6,628)

The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $6.6 million which was reported as a component of noninterest income on our consolidated statement of operations for the first quarter of 2015. A substantial portion of the assets acquired from Simplicity were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the Simplicity acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired. In addition, the Company believes it was able to acquire Simplicity for less than the fair value of its net assets due to Simplicity’s stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The Company negotiated a purchase price per share for Simplicity that was above the prevailing stock price thereby representing a premium to the shareholders. The stock consideration transferred was based on a 1:1 stock conversion ratio. The price of the Company’s shares declined between the time the deal was announced and when it closed which also attributed to the bargain purchase gain. The acquisition of Simplicity by the Company was approved by Simplicity’s shareholders. For tax purposes, the bargain purchase gain is a non-taxable event.

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015 through the period ended March 31, 2015. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.

The following table provides a breakout of merger-related expense for the period ended March 31, 2015 and for the year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
(in thousands)

Noninterest expense
Salaries and related costs	$5,931	$23
General and administrative	749	179
Legal	284	245
Consulting	4,988	388
Occupancy	163	4
Information services	50	50
Total noninterest expense	$12,165	$889

The $664.1 million estimated fair value of loans acquired from Simplicity was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on the Company’s weighted average cost of capital. The discount for acquired loans from Simplicity was $16.6 million as of the acquisition date.

A core deposit intangible (“CDI”) of $7.5 million was recognized related to the core deposits acquired from Simplicity. A discounted cash flow method was used to estimate the fair value of the certificates of deposit. The CDI is amortized over its estimated useful life of approximately ten years using an accelerated method and will be reviewed for impairment quarterly. The amortization expense for the period ended March 31, 2015 was $114 thousand.

The fair value of savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. A discounted cash flow method was used to estimate the fair value of the certificates of deposit. A premium, which will be amortized over the contractual life of the deposits, of $3.96 million was recorded for certificates of deposit and $242 thousand was amortized during the period ended March 31, 2015.

The fair value of Federal Home Loan Bank advances was estimated using a discounted cash flow method. A premium, which will be amortized over the contractual life of the advances, of $855 thousand was recorded for the Federal Home Loan Bank advances and $26 thousand was amortized during the period ended March 31, 2015.

The Company determined that the disclosure requirements related to the amounts of revenues and earnings of the acquiree included in the consolidated statement of operations since the acquisition date is impracticable. The financial activity and operating results of the acquiree were commingled with the Company’s financial activity and operating results as of the acquisition date.

Unaudited Pro Forma Results of Operations

The following table presents our unaudited pro forma results of operations for the periods presented as if the Simplicity acquisition had been completed on January 1, 2014. The unaudited pro forma results of operations include the historical accounts of Simplicity and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the Simplicity acquisition been completed at the beginning of 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended March 31,
(in thousands, except share data)	2015	2014

Net interest income	$35,217	$30,442
Total noninterest income	69,494	42,706
Total noninterest expense	85,591	74,540

Net income	$11,215	$3,538

Basic income per share	$0.51	$0.16
Diluted income per share	$0.51	$0.16
Basic weighted average number of shares outstanding	22,038,748	21,818,707
Diluted weighted average number of shares outstanding	22,038,748	22,007,592

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At March 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$113,549	$1,007	$(381)	$114,175
Commercial	12,941	726	—	13,667
Municipal bonds	119,315	3,324	(205)	122,434
Collateralized mortgage obligations:
Residential	59,050	293	(867)	58,476
Commercial	19,818	61	(85)	19,794
Corporate debt securities	79,634	903	(768)	79,769
U.S. Treasury securities	40,981	34	—	41,015
	$445,288	$6,348	$(2,306)	$449,330

	At December 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$107,624	$509	$(853)	$107,280
Commercial	13,030	641	—	13,671
Municipal bonds	119,744	2,847	(257)	122,334
Collateralized mortgage obligations:
Residential	44,254	161	(1,249)	43,166
Commercial	20,775	—	(289)	20,486
Corporate debt securities	80,214	296	(1,110)	79,400
U.S. Treasury securities	40,976	13	—	40,989
	$426,617	$4,467	$(3,758)	$427,326

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2015 and December 31, 2014, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of March 31, 2015 and December 31, 2014, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(90)	$10,607	$(291)	$23,483	$(381)	$34,090
Municipal bonds	(60)	10,815	(145)	5,858	(205)	16,673
Collateralized mortgage obligations:
Residential	(13)	8,711	(854)	29,855	(867)	38,566
Commercial	(5)	5,468	(80)	5,068	(85)	10,536
Corporate debt securities	(90)	9,238	(678)	28,049	(768)	37,287
	$(258)	$44,839	$(2,048)	$92,313	$(2,306)	$137,152

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$—	$—	$(853)	$57,242	$(853)	$57,242
Municipal bonds	(11)	2,339	(246)	17,155	(257)	19,494
Collateralized mortgage obligations:
Residential	—	—	(1,249)	31,021	(1,249)	31,021
Commercial	(29)	5,037	(260)	15,449	(289)	20,486
Corporate debt securities	(56)	13,140	(1,054)	40,997	(1,110)	54,137
	$(96)	$20,516	$(3,662)	$161,864	$(3,758)	$182,380

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. As of March 31, 2015 and December 31, 2014, the Company does not expect any credit losses on its debt securities. In addition, as of March 31, 2015 and December 31, 2014, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At March 31, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$6	0.46%	$6,535	1.76%	$107,634	1.77%	$114,175	1.77%
Commercial	—	—	—	—	—	—	13,667	4.82	13,667	4.82
Municipal bonds	—	—	2,506	3.89	22,337	3.52	97,591	4.24	122,434	4.10
Collateralized mortgage obligations:
Residential	—	—	—	—	181	0.83	58,295	1.43	58,476	1.43
Commercial	—	—	—	—	9,892	1.97	9,902	1.68	19,794	1.83
Corporate debt securities	—	—	10,129	2.37	37,551	3.39	32,089	3.84	79,769	3.44
U.S. Treasury securities	26,010	0.28	15,005	0.46	—	—	—	—	41,015	0.35
Total available for sale	$26,010	0.28%	$27,646	1.46%	$76,496	3.10%	$319,178	2.78%	$449,330	2.61%

	At December 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,949	1.72%	$100,331	1.75%	$107,280	1.75%
Commercial	—	—	—	—	—	—	13,671	4.75	13,671	4.75
Municipal bonds	—	—	604	4.10	23,465	3.55	98,265	4.21	122,334	4.09
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	43,166	1.84	43,166	1.84
Commercial	—	—	—	—	9,776	1.96	10,710	1.99	20,486	1.97
Corporate debt securities	—	—	9,000	2.21	38,487	3.35	31,913	3.73	79,400	3.37
U.S. Treasury securities	25,998	0.28	14,991	0.46	—	—	—	—	40,989	0.35
Total available for sale	$25,998	0.28%	$24,595	1.19%	$78,677	3.09%	$298,056	2.92%	$427,326	2.69%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2015	2014

Proceeds	$—	$54,305
Gross gains	—	777
Gross losses	—	(64)

There were $119.5 million and $44.3 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Seattle ("FHLB") at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, there were $44.4 million and $33.4 million, respectively, of securities pledged to secure derivatives in a liability position.

At March 31, 2015, there were $10.0 million of two-year U.S. Treasury securities pledged under repurchase agreements with a contractual maturity of 14 days. The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged at December 31, 2014.

Tax-exempt interest income on securities available for sale totaling $784 thousand and $921 thousand for the three months ended March 31, 2015 and 2014, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies and Note 5, Loans and Credit Quality within our 2014 Annual Report on Form 10-K.

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

Loans held for investment consist of the following:

(in thousands)	At March 31, 2015		At December 31, 2014

Consumer loans
Single family	$1,198,605	(1)	$896,665
Home equity	205,200		135,598
	1,403,805		1,032,263
Commercial loans
Commercial real estate	535,546		523,464
Multifamily	352,193		55,088
Construction/land development	402,393		367,934
Commercial business	164,259		147,449
	1,454,391		1,093,935
	2,858,196		2,126,198
Net deferred loan fees and discounts	(5,103)		(5,048)
	2,853,093		2,121,150
Allowance for loan losses	(24,916)		(22,021)
	$2,828,177		$2,099,129

(1)	Includes $52.6 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the income statement.

Loans in the amount of $1.18 billion and $1.06 billion at March 31, 2015 and December 31, 2014, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

Credit Risk Concentration
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, Oregon, California and Hawaii. At March 31, 2015, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 21.8%, 14.9% and 10.9% of the total portfolio, respectively. Additionally, we had concentrations representing 10% or more by state and property type for the loan classes of single family and commercial real estate within the state of California, which represented 14.3% and 10.4% of the total portfolio, respectively. At December 31, 2014 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.0% and 20.7% and 13.7% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2015. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within our 2014 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2015	2014

Allowance for credit losses (roll-forward):
Beginning balance	$22,524	$24,089
Provision (reversal of provision) for credit losses	3,000	(1,500)
(Charge-offs), net of recoveries	104	(272)
Ending balance	$25,628	$22,317
Components:
Allowance for loan losses	$24,916	$22,127
Allowance for unfunded commitments	712	190
Allowance for credit losses	$25,628	$22,317

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$—	$65	$447	$9,959
Home equity	3,322	(82)	84	7	3,331
	12,769	(82)	149	454	13,290
Commercial loans
Commercial real estate	3,846	(16)	—	721	4,551
Multifamily	673	—	—	(12)	661
Construction/land development	3,818	—	14	1,171	5,003
Commercial business	1,418	—	39	666	2,123
	9,755	(16)	53	2,546	12,338
Total allowance for credit losses	$22,524	$(98)	$202	$3,000	$25,628

	Three Months Ended March 31, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(111)	$16	$(2,489)	$9,406
Home equity	3,987	(423)	90	228	3,882
	15,977	(534)	106	(2,261)	13,288
Commercial loans
Commercial real estate	4,012	—	56	241	4,309
Multifamily	942	—	—	23	965
Construction/land development	1,414	—	16	573	2,003
Commercial business	1,744	—	84	(76)	1,752
	8,112	—	156	761	9,029
Total allowance for credit losses	$24,089	$(534)	$262	$(1,500)	$22,317

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2015
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment		Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,664	$295	$9,959	$1,119,918	(1)	$78,687	$1,198,605
Home equity	3,240	91	3,331	202,868		2,332	205,200
	12,904	386	13,290	1,322,786		81,019	1,403,805
Commercial loans
Commercial real estate	4,521	30	4,551	512,609		22,937	535,546
Multifamily	340	321	661	348,364		3,829	352,193
Construction/land development	5,003	—	5,003	396,899		5,494	402,393
Commercial business	1,645	478	2,123	160,639		3,620	164,259
	11,509	829	12,338	1,418,511		35,880	1,454,391
Total	$24,413	$1,215	$25,628	$2,741,297		$116,899	$2,858,196

(1)	Includes $52.6 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the income statement.

	At December 31, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,743	$704	$9,447	$818,783	$77,882	$896,665
Home equity	3,165	157	3,322	132,937	2,661	135,598
	11,908	861	12,769	951,720	80,543	1,032,263
Commercial loans
Commercial real estate	3,806	40	3,846	496,685	26,779	523,464
Multifamily	312	361	673	52,011	3,077	55,088
Construction/land development	3,818	—	3,818	362,487	5,447	367,934
Commercial business	974	444	1,418	144,071	3,378	147,449
	8,910	845	9,755	1,055,254	38,681	1,093,935
Total	$20,818	$1,706	$22,524	$2,006,974	$119,224	$2,126,198

The Company recorded $3.0 million of provision for credit losses in the first quarter of 2015. The credit loss provision recorded in the quarter was due to an extension in the modeled loan loss emergence period from 12 months to 24 months for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$73,646	$76,077	$—
Home equity	1,547	1,573	—
	75,193	77,650	—
Commercial loans
Commercial real estate	22,626	24,382	—
Multifamily	1,278	1,518	—
Construction/land development	5,494	6,073	—
Commercial business	2,152	3,669	—
	31,550	35,642	—
	$106,743	$113,292	$—
With an allowance recorded:
Consumer loans
Single family	$5,041	$5,154	$295
Home equity	785	785	91
	5,826	5,939	386
Commercial loans
Commercial real estate	311	312	30
Multifamily	2,551	2,729	321
Construction/land development	—	—	—
Commercial business	1,468	1,567	478
	4,330	4,608	829
	$10,156	$10,547	$1,215
Total:
Consumer loans
Single family(3)	$78,687	$81,231	$295
Home equity	2,332	2,358	91
	81,019	83,589	386
Commercial loans
Commercial real estate	22,937	24,694	30
Multifamily	3,829	4,247	321
Construction/land development	5,494	6,073	—
Commercial business	3,620	5,236	478
	35,880	40,250	829
Total impaired loans	$116,899	$123,839	$1,215

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.1 million in performing troubled debt restructurings ("TDRs").

	At December 31, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$48,104	$50,787	$—
Home equity	1,824	1,850	—
	49,928	52,637	—
Commercial loans
Commercial real estate	25,540	27,205	—
Multifamily	508	508	—
Construction/land development	5,447	14,532	—
Commercial business	1,302	3,782	—
	32,797	46,027	—
	$82,725	$98,664	$—
With an allowance recorded:
Consumer loans
Single family	$29,778	$29,891	$704
Home equity	837	837	157
	30,615	30,728	861
Commercial loans
Commercial real estate	1,239	1,399	40
Multifamily	2,569	2,747	361
Construction/land development	—	—	—
Commercial business	2,076	2,204	444
	5,884	6,350	845
	$36,499	$37,078	$1,706
Total:
Consumer loans
Single family(3)	$77,882	$80,678	$704
Home equity	2,661	2,687	157
	80,543	83,365	861
Commercial loans
Commercial real estate	26,779	28,604	40
Multifamily	3,077	3,255	361
Construction/land development	5,447	14,532	—
Commercial business	3,378	5,986	444
	38,681	52,377	845
Total impaired loans	$119,224	$135,742	$1,706

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.6 million in performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended March 31,
(in thousands)	2015	2014

Consumer loans
Single family	$78,285	$72,176
Home equity	2,497	2,591
	80,782	74,767
Commercial loans
Commercial real estate	24,858	32,068
Multifamily	3,453	3,154
Construction/land development	5,470	6,027
Commercial business	3,499	2,836
	37,280	44,085
	$118,062	$118,852

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

Impaired. Loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This generally includes all loans classified as nonaccrual and troubled debt restructurings. Impaired loans are risk rated for internal and regulatory rating purposes, but presented separately for clarification.

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At March 31, 2015
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,160,427	$1,000	$22,551	$14,627	$1,198,605
Home equity	202,818	31	818	1,533	205,200
	1,363,245	1,031	23,369	16,160	1,403,805
Commercial loans
Commercial real estate	432,249	77,858	15,122	10,317	535,546
Multifamily	320,803	20,955	5,857	4,578	352,193
Construction/land development	395,651	2,323	1,616	2,803	402,393
Commercial business	130,840	24,922	2,644	5,853	164,259
	1,279,543	126,058	25,239	23,551	1,454,391
	$2,642,788	$127,089	$48,608	$39,711	$2,858,196

	At December 31, 2014
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$865,641	$361	$21,714	$8,949	$896,665
Home equity	133,338	82	652	1,526	135,598
	998,979	443	22,366	10,475	1,032,263
Commercial loans
Commercial real estate	441,509	67,434	13,066	1,455	523,464
Multifamily	50,495	1,516	3,077	—	55,088
Construction/land development	361,167	2,830	1,261	2,676	367,934
Commercial business	115,665	25,724	3,690	2,370	147,449
	968,836	97,504	21,094	6,501	1,093,935
	$1,967,815	$97,947	$43,460	$16,976	$2,126,198

As of March 31, 2015 and December 31, 2014, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 6, Loans and Credit Quality within our 2014 Annual Report on Form 10-K.

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

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At March 31, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$9,150	$3,842	$44,772	$57,764	$1,140,841	$1,198,605	$30,725	(1)
Home equity	363	72	1,309	1,744	203,456	205,200	3
	9,513	3,914	46,081	59,508	1,344,297	1,403,805	30,728
Commercial loans
Commercial real estate	109	—	3,070	3,179	532,367	535,546	—
Multifamily	—	—	1,005	1,005	351,188	352,193	—
Construction/land development	758	—	767	1,525	400,868	402,393	595
Commercial business	744	81	1,671	2,496	161,763	164,259	63
	1,611	81	6,513	8,205	1,446,186	1,454,391	658
	$11,124	$3,995	$52,594	$67,713	$2,790,483	$2,858,196	$31,386

	At December 31, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(1)

Consumer loans
Single family	$7,832	$2,452	$43,105	$53,389	$843,276	$896,665	$34,737	(1)
Home equity	371	81	1,526	1,978	133,620	135,598	—
	8,203	2,533	44,631	55,367	976,896	1,032,263	34,737
Commercial loans
Commercial real estate	—	—	4,843	4,843	518,621	523,464	—
Multifamily	—	—	—	—	55,088	55,088	—
Construction/land development	—	1,261	—	1,261	366,673	367,934	—
Commercial business	611	3	1,527	2,141	145,308	147,449	250
	611	1,264	6,370	8,245	1,085,690	1,093,935	250
	$8,814	$3,797	$51,001	$63,612	$2,062,586	$2,126,198	$34,987

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2015
(in thousands)	Accrual	Nonaccrual (1)	Total

Consumer loans
Single family	$1,184,558	$14,047	$1,198,605
Home equity	203,894	1,306	205,200
	1,388,452	15,353	1,403,805
Commercial loans
Commercial real estate	532,476	3,070	535,546
Multifamily	351,188	1,005	352,193
Construction/land development	402,221	172	402,393
Commercial business	162,650	1,609	164,259
	1,448,535	5,856	1,454,391
	$2,836,987	$21,209	$2,858,196
 (1) Included in this balance are $7.4 million of acquired nonperforming loans from the Simplicity acquisition at March 31, 2015.

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$888,297	$8,368	$896,665
Home equity	134,072	1,526	135,598
	1,022,369	9,894	1,032,263
Commercial loans
Commercial real estate	518,621	4,843	523,464
Multifamily	55,088	—	55,088
Construction/land development	367,934	—	367,934
Commercial business	146,172	1,277	147,449
	1,087,815	6,120	1,093,935
	$2,110,184	$16,014	$2,126,198

The following tables present information about troubled debt restructurings ("TDRs") activity during the periods presented.

	Three Months Ended March 31, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$2,390	$—
Home equity
	Interest rate reduction	1	37	—
Total consumer
	Interest rate reduction	12	2,427	—
		12	2,427	—

Total loans
	Interest rate reduction	12	2,427	—
		12	$2,427	$—

	Three Months Ended March 31, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	9	$1,757	$—
	Payment restructure	2	365	—
Total consumer
	Interest rate reduction	9	1,757	—
	Payment restructure	2	365	—
		11	2,122	—
Commercial loans
Commercial real estate
	Payment restructure	1	2,156	—
Commercial business
	Interest rate reduction	2	117	—
Total commercial
	Interest rate reduction	2	117	—
	Payment restructure	1	2,156	—
		3	2,273	—
Total loans
	Interest rate reduction	11	1,874	—
	Payment restructure	3	2,521	—
		14	$4,395	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2015 and 2014, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$1,498	2	$303
Home equity	—	—	1	190
	6	1,498	3	493
	6	$1,498	3	$493

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2015	At December 31, 2014

Noninterest-bearing accounts	$686,325	$470,663
NOW accounts, 0.00% to 1.00% at March 31, 2015 and 0.00% to 1.00% at December 31, 2014	435,178	272,390
Statement savings accounts, due on demand, 0.00% to 1.99% at March 31, 2015 and 0.00% to 1.99% at December 31, 2014	307,731	200,638
Money market accounts, due on demand, 0.00% to 1.45% at March 31, 2015 and 0.00% to 1.45% at December 31, 2014	1,163,657	1,007,214
Certificates of deposit, 0.05% to 4.54% at March 31, 2015 and December 31, 2014	751,332	494,525
	$3,344,223	$2,445,430

There were $1.6 million in public funds included in deposits as of March 31, 2015 and $2.2 million at December 31, 2014.

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2015	2014

NOW accounts	$322	$260
Statement savings accounts	255	200
Money market accounts	1,139	1,021
Certificates of deposit	866	879
	$2,582	$2,360

The weighted-average interest rates on certificates of deposit March 31, 2015 and December 31, 2014 were 0.92% and 0.60%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2015

Within one year	$446,819
One to two years	106,925
Two to three years	45,858
Three to four years	3,209
Four to five years	148,521
$751,332

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2015 and December 31, 2014 was $335.7 million and $188.7 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2015 and December 31, 2014 was $67.6 million and $30.2 million, respectively. There were $173.0 million and $176.1 million of brokered deposits at March 31, 2015 and December 31, 2014, respectively.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at March 31, 2015 or December 31, 2014. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities of this Form 10-Q for further information on securities collateral pledged. At March 31, 2015 and December 31, 2014, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 11, Derivatives and Hedging Activities within our 2014 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,828,964	$2,878	$(9,065)
Interest rate swaptions	—	—	—
Interest rate lock commitments	806,064	26,023	(4)
Interest rate swaps	677,800	12,162	(3,373)
Total derivatives before netting	$3,312,828	41,063	(12,442)
Netting adjustments		(10,043)	10,043
Carrying value on consolidated statements of financial condition		$31,020	$(2,399)

	At December 31, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$934,986	$1,071	$(5,658)
Interest rate swaptions	15,000	—	—
Interest rate lock commitments	392,687	11,939	(6)
Interest rate swaps	610,150	11,689	(972)
Total derivatives before netting	$1,952,823	24,699	(6,636)
Netting adjustments		(5,858)	5,858
Carrying value on consolidated statements of financial condition		$18,841	$(778)

The following tables present gross and net information about derivative instruments.

	At March 31, 2015
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$41,063	$(10,043)	$31,020	$—	$—	$31,020

Derivative liabilities	$(12,442)	$10,043	$(2,399)	$2,340	$—	$(59)

	At December 31, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$24,699	$(5,858)	$18,841	$—	$—	$18,841

Derivative liabilities	$(6,636)	$5,858	$(778)	$—	$762	$(16)

(1)
Excludes cash collateral of $25.2 million and $20.4 million at March 31, 2015 and December 31, 2014, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both March 31, 2015 and December 31, 2014.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$8,003	$(1,434)
Mortgage servicing income (2)	12,234	9,897
	$20,237	$8,463

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2015	At December 31, 2014

Single family	$856,123	$610,350
Multifamily	9,199	10,885
	$865,322	$621,235

Loans sold consisted of the following.

	Three Months Ended March 31,
(in thousands)	2015	2014

Single family	$1,316,959	$619,913
Multifamily	26,173	6,263
	$1,343,132	$626,176

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2015	2014

Single family:
Servicing value and secondary market gains(1)	$56,289	$19,559
Loan origination and funding fees	4,455	4,761
Total single family	60,744	24,320
Multifamily	939	396
Other	204	794
Total net gain on mortgage loan origination and sale activities	$61,887	$25,510

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

(in thousands)	At March 31, 2015	At December 31, 2014

Single family
U.S. government and agency	$11,275,491	$10,630,864
Other	634,763	585,344
	11,910,254	11,216,208
Commercial
Multifamily	773,092	752,640
Other	83,574	82,354
	856,666	834,994
Total loans serviced for others	$12,766,920	$12,051,202

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies of this Form 10-Q. The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2015	2014

Balance, beginning of period	$1,956	$1,260
Additions (1)	487	239
Realized losses (2)	(332)	(357)
Balance, end of period	$2,111	$1,142

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $9.4 million and $7.8 million were recorded in other assets as of March 31, 2015 and December 31, 2014, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At March 31, 2015 and December 31, 2014, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $20.6 million and $21.2 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2015	2014

Servicing income, net:
Servicing fees and other	$9,063	$9,849
Changes in fair value of single family MSRs due to modeled amortization (1)	(9,235)	(5,968)
Amortization of multifamily MSRs	(454)	(424)
	(626)	3,457
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(7,311)	(5,409)
Net gain (loss) from derivatives economically hedging MSR	12,234	9,897
	4,923	4,488
Mortgage servicing income	$4,297	$7,945

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Three Months Ended March 31,
(rates per annum) (1)	2015	2014

Constant prepayment rate ("CPR") (2)	16.13%	11.39%
Discount rate	10.32%	10.42%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2015

Fair value of single family MSR	$110,709
Expected weighted-average life (in years)	4.15
Constant prepayment rate (1)	20.23%
Impact on 25 basis points adverse change	$(8,686)
Impact on 50 basis points adverse change	$(17,112)
Discount rate	10.60%
Impact on fair value of 100 basis points increase	$(2,885)
Impact on fair value of 200 basis points increase	$(5,628)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2015	2014

Beginning balance	$112,439	$153,128
Originations	14,813	7,893
Purchases	3	2
Changes due to modeled amortization(1)	(9,235)	(5,968)
Net additions and amortization	5,581	1,927
Changes in fair value due to changes in model inputs and/or assumptions (2)	(7,311)	(5,409)
Ending balance	$110,709	$149,646

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2015	2014

Beginning balance	$10,885	$9,335
Origination	582	183
Amortization	(454)	(423)
Ending balance	$11,013	$9,095

At March 31, 2015, the expected weighted-average life of the Company’s multifamily MSRs was 9.63 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2015

Remainder of 2015	$1,354
2016	1,709
2017	1,586
2018	1,429
2019	1,319
2020 and thereafter	3,616
Carrying value of multifamily MSR	$11,013

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2015 and December 31, 2014 was $64.5 million and $72.0 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $392.9 million and $379.4 million at March 31, 2015 and December 31, 2014, respectively. Unused home equity and commercial banking funding lines totaled $141.7 million and $149.4 million at March 31, 2015 and December 31, 2014, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $712 thousand and $503 thousand at March 31, 2015 and December 31, 2014, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2015 and December 31, 2014, the total unpaid principal balance of loans sold under this program was $773.1 million and $752.6 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.3 million at each of March 31, 2015 and December 31, 2014. There were no actual losses incurred under this arrangement during the three months ended March 31, 2015 and 2014.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $11.99 billion and $11.30 billion as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.1 million and $2.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2015, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of March 31, 2015.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 18, Fair Value Measurement within our 2014 Annual Report on Form 10-K.

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

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Carried at amortized cost. Estimated fair value classified as Level 2.
Loans held for sale
Single-family loans, excluding loans transferred from held for investment	Fair value is based on observable market data, including: • Quoted market prices, where available • Dealer quotes for similar loans • Forward sale commitments	Level 2 recurring fair value measurement
Single-family loans transferred from held for investment	Fair value is based on observable market data, including: • Quoted market prices, where available • Dealer quotes for similar loans • Forward sale commitments	Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 2.
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
Loans held for investment
Loans held for investment, excluding collateral dependent loans and loans transferred from held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of the 2014 Annual Report on Form 10-K. Estimated fair value classified as Level 3.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
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

Loans held for investment transferred from loans held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
Level 3 recurring fair value measurement
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 7, Mortgage Banking Operations of this Form 10-Q.
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Interest rate lock commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at March 31, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$114,175	$—	$114,175	$—
Commercial	13,667	—	13,667	—
Municipal bonds	122,434	—	122,434	—
Collateralized mortgage obligations:
Residential	58,476	—	58,476	—
Commercial	19,794	—	19,794	—
Corporate debt securities	79,769	—	79,769	—
U.S. Treasury securities	41,015	—	41,015	—
Single family mortgage servicing rights	110,709	—	—	110,709
Single family loans held for sale	856,124	—	856,124	—
Single family loans held for investment	52,580	—	—	52,580
Derivatives
Forward sale commitments	2,878	—	2,878	—
Interest rate swaptions	—	—	—	—
Interest rate lock commitments	26,023	—	—	26,023
Interest rate swaps	12,162	—	12,162	—
Total assets	$1,509,806	$—	$1,320,494	$189,312
Liabilities:
Derivatives
Forward sale commitments	$9,065	$—	$9,065	$—
Interest rate swaptions	—	—	—	—
Interest rate lock commitments	4	—	—	4
Interest rate swaps	3,373	—	3,373	—
Total liabilities	$12,442	$—	$12,438	$4

(in thousands)	Fair Value at December 31, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,280	$—	$107,280	$—
Commercial	13,671	—	13,671	—
Municipal bonds	122,334	—	122,334	—
Collateralized mortgage obligations:
Residential	43,166	—	43,166	—
Commercial	20,486	—	20,486	—
Corporate debt securities	79,400	—	79,400	—
U.S. Treasury securities	40,989	—	40,989	—
Single family mortgage servicing rights	112,439	—	—	112,439
Single family loans held for sale	610,350	—	610,350	—
Derivatives
Forward sale commitments	1,071	—	1,071	—
Interest rate swaptions	—	—	—	—
Interest rate lock commitments	11,939	—	—	11,939
Interest rate swaps	11,689	—	11,689	—
Total assets	$1,174,814	$—	$1,050,436	$124,378
Liabilities:
Derivatives
Forward sale commitments	$5,658	$—	$5,658	$—
Interest rate lock commitments	6	—	—	6
Interest rate swaps	972	—	972	—
Total liabilities	$6,636	$—	$6,630	$6

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2015 and 2014, see Note 7, Mortgage Banking Operations of this Form 10-Q.

During the first quarter of 2015, the Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company has elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $52.6 million at March 31, 2015.
The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At March 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$52,580	Income approach	Implied spread to benchmark interest rate curve	3.98%	4.98%	4.26%

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Three Months Ended March 31,
(in thousands)	2015	2014

Beginning balance, net	$11,933	$5,972
Total realized/unrealized gains(1)	55,986	20,167
Settlements	(41,900)	(16,045)
Ending balance, net	$26,019	$10,094

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized gains of $109 thousand and $9.8 million for the three months ended March 31, 2015 and 2014, respectively, recognized on interest rate lock commitments outstanding at the beginning of the period and still outstanding at March 31, 2015 and 2014, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At March 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$26,019	Income approach	Fall out factor	0.88%	80.16%	24.04%
			Value of servicing	0.54%	2.29%	0.92%

(dollars in thousands)	At December 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$11,933	Income approach	Fall out factor	0.6%	77.9%	21.4%
			Value of servicing	0.56%	1.94%	0.93%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three months ended March 31, 2015, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended March 31, 2015, the Company applied a range of stated value adjustments of 25.0% to 48.4%, with a weighted average rate of 33.0%. During the three months ended March 31, 2014, the Company applied a range of stated value adjustments of 17.2% to 32.5%, with a weighted average rate of 18.7%. During the three months ended March 31, 2015, the Company did not apply any adjustment to the appraisal value of OREO. During the three months ended March 31, 2014, the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain OREO using a discount adjustment of 17.5%.

Residential properties are generally based on unadjusted third-party appraisals. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

These adjustments include management assumptions that are based on the type of collateral dependent loan and may increase or decrease an appraised value. Management adjustments vary significantly depending on the location, physical characteristics and income producing potential of each individual property. The quality and volume of market information available at the time of the appraisal can vary from period-to-period and cause significant changes to the nature and magnitude of the unobservable inputs used. Given these variations, changes in these unobservable inputs are generally not a reliable indicator for how fair value will increase or decrease from period to period.

The following tables present assets that had changes in their recorded fair value during the three months ended March 31, 2015 and 2014 and still held at the end of the respective reporting period.

	Three Months Ended March 31, 2015
(in thousands)	Fair Value of Assets Held at March 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$8,347	$—	$—	$8,347	$13
Other real estate owned(2)	195	—	—	195	(168)
Total	$8,542	$—	$—	$8,542	$(155)

	Three Months Ended March 31, 2014
(in thousands)	Fair Value of Assets Held at March 31, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$23,036	$—	$—	$23,036	$629
Other real estate owned(2)	6,772	—	—	6,772	24
Total	$29,808	$—	$—	$29,808	$653

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$56,864	$56,864	$56,864	$—	$—
Investment securities held to maturity	26,772	27,450	—	27,450	—
Loans held for investment	2,775,597	2,860,476	—	—	2,860,476
Loans held for sale – multifamily	9,199	9,199	—	9,199	—
Mortgage servicing rights – multifamily	11,013	12,701	—	—	12,701
Federal Home Loan Bank stock	34,996	34,996	—	34,996	—
Liabilities:
Deposits	$3,344,223	$3,344,399	$—	$3,344,399	$—
Federal Home Loan Bank advances	669,419	673,261	—	673,261	—
Federal funds purchased and securities sold under agreements to repurchase	9,450	9,450	—	9,450	—
Long-term debt	61,857	60,244	—	60,244	—

	At December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,502	$30,502	$30,502	$—	$—
Investment securities held to maturity	28,006	28,537	—	28,537	—
Loans held for investment	2,099,129	2,150,672	—	—	2,150,672
Loans held for sale – multifamily	10,885	10,855	—	10,855	—
Mortgage servicing rights – multifamily	10,885	12,540	—	—	12,540
Federal Home Loan Bank stock	33,915	33,915	—	33,915	—
Liabilities:
Deposits	$2,445,430	$2,445,635	$—	$2,445,635	$—
Federal Home Loan Bank advances	597,590	600,599	—	600,599	—
Federal funds purchased and securities sold under agreements to repurchase	50,000	50,000	—	50,000	—
Long-term debt	61,857	60,235	—	60,235	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $3.7 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2015	2014

Net income	$10,304	$2,301
Weighted average shares:
Basic weighted-average number of common shares outstanding	17,158,303	14,784,424
Dilutive effect of outstanding common stock equivalents (1)	196,773	163,440
Diluted weighted-average number of common stock outstanding	17,355,076	14,947,864
Earnings per share:
Basic earnings per share	$0.60	$0.16
Diluted earnings per share	$0.59	$0.15

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2015 and 2014 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 102,382 and 106,266 at March 31, 2015 and 2014, respectively.

NOTE 11–BUSINESS SEGMENTS:

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. The Company organizes the segments into two lines of business: Commercial and Consumer Banking segment and Mortgage Banking segment.

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

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,627	$25,107	$30,734
Provision for credit losses	—	3,000	3,000
Noninterest income	65,292	10,081	75,373
Noninterest expense	53,816	35,666	89,482
Income before income taxes	17,103	(3,478)	13,625
Income tax expense	6,785	(3,464)	3,321
Net income	$10,318	$(14)	$10,304
Total assets	$1,050,614	$3,553,789	$4,604,403

	Three Months Ended March 31, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$2,479	$20,233	$22,712
Provision (reversal of provision) for credit losses	—	(1,500)	(1,500)
Noninterest income	31,749	2,958	34,707
Noninterest expense	36,798	19,293	56,091
(Loss) income before income taxes	(2,570)	5,398	2,828
Income tax (benefit) expense	(755)	1,282	527
Net (loss) income	$(1,815)	$4,116	$2,301
Total assets	$535,211	$2,589,601	$3,124,812

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

•	our ability to effectively integrate Simplicity with our operations;

•
our ability to maintain confidentiality, integrity, and availability of enterprise data, including unauthorized electronic access, physical security threats, and inadvertent disclosure, which could lead to reputational harm and litigation risks;

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

Summary Financial Data

	At or for the Quarter Ended
(dollars in thousands, except share data)	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

Income statement data (for the period ended):
Net interest income	$30,734	$27,502	$25,308	$23,147	$22,712
Provision (reversal of provision) for credit losses	3,000	500	—	—	(1,500)
Noninterest income	75,373	51,487	45,813	53,650	34,707
Noninterest expense	89,482	68,791	64,158	62,971	56,091
Net income before tax expense	13,625	9,698	6,963	13,826	2,828
Income tax expense	3,321	4,077	1,988	4,464	527
Net income	$10,304	$5,621	$4,975	$9,362	$2,301
Basic earnings per common share	$0.60	$0.38	$0.34	$0.63	$0.16
Diluted earnings per common share	$0.59	$0.38	$0.33	$0.63	$0.15
Common shares outstanding	22,038,748	14,856,611	14,852,971	14,849,692	14,846,519
Weighted average common shares:
Basic	17,158,303	14,811,699	14,805,780	14,800,853	14,784,424
Diluted	17,355,076	14,973,222	14,968,238	14,954,998	14,947,864
Shareholders’ equity per share	$19.94	$20.34	$19.83	$19.41	$18.42
Financial position (at period end):
Cash and cash equivalents	$56,864	$30,502	$34,687	$74,991	$47,714
Investment securities	476,102	455,332	449,948	454,966	446,639
Loans held for sale	865,322	621,235	698,111	549,440	588,465
Loans held for investment, net	2,828,177	2,099,129	1,964,762	1,812,895	1,662,623
Mortgage servicing rights	121,722	123,324	124,593	117,991	158,741
Other real estate owned	11,589	9,448	10,478	11,083	12,089
Total assets	4,604,403	3,535,090	3,474,656	3,235,676	3,124,812
Deposits	3,344,223	2,445,430	2,425,458	2,417,712	2,371,358
Federal Home Loan Bank advances	669,419	597,590	598,590	384,090	346,590
Federal funds purchased and securities sold under agreements to repurchase	9,450	50,000	14,225	14,681	—
Shareholders’ equity	439,395	302,238	294,568	288,249	273,510
Financial position (averages):
Investment securities	$462,762	$454,127	$457,545	$447,458	$477,384
Loans held for investment	2,370,763	2,044,873	1,917,503	1,766,788	1,830,330
Total interest-earning assets	3,473,652	3,140,708	2,952,916	2,723,687	2,654,078
Total interest-bearing deposits	2,205,585	1,892,399	1,861,164	1,900,681	1,880,358
Federal Home Loan Bank advances	515,958	606,753	442,409	350,271	323,832
Federal funds purchased and securities sold under agreements to repurchase	41,734	23,338	11,149	1,129	—
Total interest-bearing liabilities	2,825,134	2,584,347	2,376,579	2,313,937	2,267,904
Shareholders’ equity	370,008	305,068	295,229	284,365	272,596

Summary Financial Data (continued)

	At or for the Quarter Ended
(dollars in thousands, except share data)	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

Financial performance:
Return on average shareholders’ equity (1)	11.14%	7.37%	6.74%	13.17%	3.38%
Return on average assets	1.08%	0.65%	0.61%	1.22%	0.30%
Net interest margin (2)	3.60%	3.53%	3.50%	3.48%	3.51%
Efficiency ratio (3)	84.33%	87.09%	90.21%	82.00%	97.69%
Asset quality:
Allowance for credit losses	$25,628	$22,524	$22,111	$22,168	$22,317
Allowance for loan losses/total loans(4)	0.87%	1.04%	1.10%	1.19%	1.31%
Allowance for loan losses/nonaccrual loans	117.48%	137.51%	109.75%	103.44%	96.95%
Total nonaccrual loans (5)(6)	$21,209	$16,014	$19,906	$21,197	$22,823
Nonaccrual loans/total loans	0.74%	0.75%	1.00%	1.16%	1.35%
Other real estate owned	$11,589	$9,448	$10,478	$11,083	$12,089
Total nonperforming assets(6)	$32,798	$25,462	$30,384	$32,280	$34,912
Nonperforming assets/total assets	0.71%	0.72%	0.87%	1.00%	1.12%
Net (recoveries) charge-offs	$(104)	$87	$57	$149	$272
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)(7)	11.47%	NA	NA	NA	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.75%	NA	NA	NA	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.75%	NA	NA	NA	NA
Basel III - Total risk-based capital (to risk-weighted assets)	14.57%	NA	NA	NA	NA
Basel I - Tier 1 leverage capital (to average assets)	NA	9.38%	9.63%	10.17%	9.94%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	13.10%	13.03%	13.84%	13.99%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	14.03%	13.95%	14.84%	15.04%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)(7)	11.95%	NA	NA	NA	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	11.12%	NA	NA	NA	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	12.55%	NA	NA	NA	NA
Basel III - Total risk-based capital (to risk-weighted assets)	13.26%	NA	NA	NA	NA
Other data:
Full-time equivalent employees (ending)	1,829	1,611	1,598	1,546	1,491

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.19%, 1.10%, 1.18%, 1.31% and 1.46% at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

(6)
Includes $1.4 million, $4.4 million, $6.3 million, $6.5 million and $6.6 million of nonperforming loans at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively, which are guaranteed by the Small Business Administration ("SBA").

(7)
Tier 1 leverage capital (to average assets) included average assets from the Simplicity merger for one month. If the Simplicity merger had occurred on January 1, 2015, the Bank's Tier 1 leverage capital would have been 9.95% and the Company's Tier 1 leverage capital would have been 10.38%.

	At or for the Quarter Ended
(in thousands)	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$11,910,254	$11,216,208	$10,593,265	$9,895,074	$12,198,479
Multifamily	773,092	752,640	703,197	704,997	721,464
Other	83,574	82,354	86,589	97,996	99,340
Total loans serviced for others	$12,766,920	$12,051,202	$11,383,051	$10,698,067	$13,019,283

Loan production volumes:
Single family mortgage closed loans(1)(2)	$1,606,893	$1,330,735	$1,294,895	$1,100,704	$674,283
Single family mortgage interest rate lock commitments(2)	1,901,238	1,171,598	1,167,677	1,201,665	803,308
Single family mortgage loans sold(2)	1,316,959	1,273,679	1,179,464	906,342	619,913
Multifamily mortgage originations	24,428	57,135	60,699	23,105	11,343
Multifamily mortgage loans sold	26,173	99,285	20,409	15,902	6,263

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2014 Annual Report on Form 10-K.

Management’s Overview of First Quarter 2015 Financial Performance

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

On March 1, 2015, the Company completed its merger with Simplicity Bancorp, Inc., located in Southern California ("Simplicity"), immediately followed by the merger of its subsidiary Simplicity Bank with and into HomeStreet Bank (together, referred to as the “Simplicity merger”). At the closing, there were 7,180,005 shares of Simplicity common stock, par value $0.01, outstanding, all of which were cancelled in exchange for an equal number of shares of HomeStreet common stock, no par value, issued to Simplicity’s stockholders. The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $6.6 million which is reported as a component of noninterest income on our consolidated statement of operations for the first quarter of 2015. We also recorded merger-related expenses of $12.2 million during the quarter. The results of operations of Simplicity are included in the consolidated results of operations from the date of the merger. The merger represents a significant expansion of HomeStreet’s banking activities in California.

At March 31, 2015, we had total assets of $4.60 billion, net loans held for investment of $2.83 billion, deposits of $3.34 billion and shareholders’ equity of $439.4 million. Through the Simplicity merger, we added approximately $850 million of assets, $660 million of loans and $650 million of deposits.

Results for the first quarter of 2015 reflect the continued growth of our mortgage banking business and investments to expand our commercial and consumer business. Since March 2014, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 11 home loan centers and 10 retail deposit branches, three de novo and seven from the Simplicity merger, to bring our total home loan centers to 57, our total commercial lending centers to five and our total retail deposit branches to 40. During the quarter, we launched HomeStreet Commercial Capital, a commercial real estate lending group originating permanent loans up to $10 million in size. The group is based in Orange County, California and will provide permanent financing for a range of commercial real estate loans including multifamily, industrial, retail, office, mobile home parks and self-storage facilities. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California.

On January 1, 2015, the Company and the Bank became subject to new capital standards commonly referred to as “Basel III” which raised our minimum capital requirements. For more on the Basel III requirements as they apply to us, please see “Capital Management" within the Liquidity and Capital Resources section of this Form 10-Q.

We continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in existing and new markets; growing and improving the quality of our deposits; and bolstering our processing, compliance and risk management capabilities.

1 DUS® is a registered trademark of Fannie Mae	55

Consolidated Financial Performance

	At or for the Three Months Ended March 31,		Percent Change
(in thousands, except per share data and ratios)	2015	2014	2015 vs. 2014

Selected statement of operations data
Total net revenue	$106,107	$57,419	85%
Total noninterest expense	89,482	56,091	60
Provision (reversal of provision) for credit losses	3,000	(1,500)	(300)
Income tax expense	3,321	527	530
Net income	$10,304	$2,301	348%

Financial performance
Diluted earnings per common share	$0.59	$0.15
Return on average common shareholders’ equity	11.14%	3.38%
Return on average assets	1.08%	0.30%
Net interest margin	3.60%	3.51%

For the first quarter of 2015, net income was $10.3 million, or $0.59 per diluted share, compared to $2.3 million, or $0.15 per diluted share for the first quarter of 2014. Return on equity was 11.14% for the first quarter of 2015 (on an annualized basis), compared to 3.38% for the same period last year, while return on average assets was 1.08% for the first quarter of 2015 (on an annualized basis), compared to 0.30% for the same period last year.

Commercial and Consumer Banking Segment Results

Our Commercial and Consumer Banking segment recorded a net loss of $14 thousand in the first quarter of 2015, compared to net income of $4.1 million in the first quarter of 2014. Included in these results are merger-related expenses (net of tax) of $7.9 million and a bargain purchase gain of $6.6 million.

Commercial and Consumer Banking segment net interest income was $25.1 million for the first quarter of 2015, an increase of $4.9 million, or 24.1%, from $20.2 million for the first quarter of 2014, primarily due to higher average balances of portfolio loans, as well as improved composition of deposit balances. The continued improvement in the composition of deposits was primarily the result of our successful efforts to attract transaction and savings deposit balances through the expansion of our retail deposit branch network and effective brand marketing.

The Company recorded $3.0 million of provision for credit losses in the first quarter of 2015 compared to a release of $1.5 million of provision in the first quarter of 2014. The additional credit loss provision in the quarter was due in part to an extension in the modeled loan loss emergence period for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio. Net recoveries were $104 thousand in the first quarter of 2015 compared to net charge-offs of $272 thousand in the first quarter of 2014. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.87% of loans held for investment at March 31, 2015 compared to 1.31% at March 31, 2014, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 1.19% of loans held for investment at March 31, 2015 compared to 1.46% at March 31, 2014. Nonperforming assets of $32.8 million, or 0.71% of total assets at March 31, 2015, were down from March 31, 2014 when nonperforming assets were $34.9 million, or 1.12% of total assets.

Commercial and Consumer Banking segment noninterest expense of $35.7 million increased $16.4 million, or 84.9%, from $19.3 million in the first quarter of 2014, primarily due to merger-related costs from the Simplicity merger and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. We added 10 retail deposit branches, three de novo and seven from the Simplicity merger, and increased the segment's headcount by 31% during the twelve-month period. During the first quarter of 2015, the commercial and consumer banking segment further expanded its network in California through the launch of HomeStreet Commercial Capital and the addition of a team specializing in SBA lending.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $10.3 million in the first quarter of 2015, compared to a net loss of $1.8 million in the first quarter of 2014. The increase in net income is primarily due to higher net gain on mortgage loan origination and sale activities resulting from increased interest rate lock commitments in the quarter.

Mortgage Banking noninterest income of $65.3 million increased $33.5 million, or 105.7%, from $31.7 million in the first quarter of 2014, primarily due to a 136.7% increase in single family mortgage interest rate lock commitments. Increased interest rate lock commitments reflect sustained lower mortgage interest rates and growth in the overall segment loan origination capacity through the addition of mortgage production personnel and expansion of our network of mortgage loan centers. We have increased our mortgage production personnel by 11% at March 31, 2015 compared to March 31, 2014.

Mortgage Banking noninterest expense of $53.8 million increased $17.0 million, or 46.2%, from $36.8 million in the first quarter of 2014, primarily due to higher commission and incentive expense and general and administrative expenses resulting from a 138.3% increase in closed loan volumes and overall growth in personnel and expansion into new markets. We added 11 home loan centers and increased the segment's headcount by 17.5% during the twelve-month period.

Regulatory Matters

On January 1, 2015, the Bank and the Company became subject to Basel III capital standards. The Bank and the Company remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at March 31, 2015 were 11.47% and 14.57%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 11.95% and 13.26%, respectively. At March 31, 2014, under the Basel I standards, the Bank's Tier 1 leverage and total risk-based capital ratios were 9.94% and 15.04%.

At March 31, 2015, the Tier 1 leverage capital (to average assets) included average assets from the Simplicity merger for one month. If the Simplicity merger had occurred on January 1, 2015, the Bank's Tier 1 leverage capital would have been 9.95% and the Company's Tier 1 leverage capital would have been 10.38%.

For more on the Basel III requirements as they apply to us, please see “Capital Management" within the Liquidity and Capital Resources section of this Form 10-Q.

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

These policies and estimates are described in further detail in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies within our 2014 Annual Report on Form 10-K.

Business Combinations

The Simplicity acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of acquisition date. The Company made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities. The valuation of acquired loans, mortgage servicing rights, premises and equipment, core deposit intangibles, deferred taxes, deposits, Federal Home Loan Bank advances and any contingent liabilities that arise as a result of the transaction are considered preliminary and such fair value estimates are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Any changes to the preliminary estimates during the measurement period are recorded as retrospective adjustments to the consolidated financial statements.

The Company used valuation models to estimate the fair value for certain assets and liabilities. These models incorporate inputs such as forward yield curves, loan prepayment expectations, expected credit loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where available. We believe our valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount that could be realized in an actual sale or transfer of the asset or liability in a current market exchange.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2015			2014
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$49,376	$24	0.20%	$33,264	$17	0.21%
Investment securities	462,762	2,980	2.58%	477,384	3,600	3.02%
Loans held for sale	590,751	5,664	3.84%	313,100	2,821	3.60%
Loans held for investment	2,370,763	26,023	4.41%	1,830,330	19,895	4.37%
Total interest-earning assets	3,473,652	34,691	4.01%	2,654,078	26,333	3.99%
Noninterest-earning assets (2)	341,539			368,388
Total assets	$3,815,191			$3,022,466
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$176,247	180	0.41%	$245,743	165	0.27%
Savings accounts	232,582	265	0.46%	159,544	201	0.51%
Money market accounts	1,064,567	1,135	0.43%	925,631	1,020	0.45%
Certificate accounts	732,189	1,029	0.57%	549,440	974	0.72%
Total interest-bearing deposits	2,205,585	2,609	0.48%	1,880,358	2,360	0.51%
Federal Home Loan Bank advances	515,958	612	0.48%	323,832	423	0.51%
Federal funds purchased and securities sold under agreements to repurchase	41,734	26	0.25%	—	—	—%
Long-term debt	61,857	265	1.74%	63,714	315	1.98%
Total interest-bearing liabilities	2,825,134	3,512	0.50%	2,267,904	3,098	0.55%
Noninterest-bearing liabilities	620,049			481,966
Total liabilities	3,445,183			2,749,870
Shareholders’ equity	370,008			272,596
Total liabilities and shareholders’ equity	$3,815,191			$3,022,466
Net interest income (3)		$31,179			$23,235
Net interest spread			3.51%			3.44%
Impact of noninterest-bearing sources			0.09%			0.07%
Net interest margin			3.60%			3.51%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $445 thousand and $523 thousand for the quarters ended March 31, 2015 and March 31, 2014, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $328 thousand and $827 thousand for the three months ended March 31, 2015 and 2014, respectively.

Net Income

Net income was $10.3 million for the three months ended March 31, 2015, an increase of $8.0 million from net income of $2.3 million for the three months ended March 31, 2014, primarily due to an increase in noninterest income, which is largely due to a significantly higher gain on mortgage loan origination and sale activities driven by higher single family interest rate lock commitments. Included in net income for the three months ended March 31, 2015 were merger-related expenses (net of tax) of $7.9 million and a bargain purchase gain of $6.6 million. Such merger-related costs (net of tax) from prior acquisitions totaled $545 thousand in the three months ended March 31, 2014.

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

Net interest income on a tax equivalent basis was $31.2 million for the first quarter of 2015, an increase of $7.9 million, or 34.2%, from $23.2 million for the first quarter of 2014. The net interest margin for the first quarter of 2015 improved to 3.60% from 3.51% in the first quarter of 2014. The increase in the net interest margin from the first quarter of 2014 primarily resulted from nonaccrual interest collected in the first quarter of 2015 and the impact of accretion of loan valuation discounts and amortization of liability valuation premiums related to the Simplicity acquisition.

Total average interest-earning assets increased from the three months ended March 31, 2014, primarily as a result of growth in average loans held for investment, both from originations and from the March 2015 merger with Simplicity. Total average interest-bearing deposit balances increased from the prior periods primarily due to organic growth in transaction and savings deposits.

Total interest income on a tax equivalent basis of $34.7 million in the first quarter of 2015 increased $8.4 million, or 31.7%, from $26.3 million in the first quarter of 2014, primarily driven by higher average balances of loans held for investment. Average balances of loans held for investment increased $540.4 million, or 29.5%, from the first quarter of 2014.

Total interest expense of $3.5 million in the first quarter of 2015 increased $414 thousand, or 13.4%, from $3.1 million in the first quarter of 2014. Higher average balances of interest-bearing deposits in the first quarter of 2015 were partially offset by a 3 basis point reduction in the cost of interest-bearing deposits.

Provision for Credit Losses

We recorded a provision for credit losses of $3.0 million in the first quarter of 2015, compared to a reversal of provision of $1.5 million in the first quarter of 2014. The credit loss provision in the quarter was due in part to an extension in the modeled loan loss emergence period for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio. Nonaccrual loans were $21.2 million at March 31, 2015, an increase of $5.2 million, or 32.4%, from $16.0 million at December 31, 2014. Nonaccrual loans as a percentage of total loans was 0.74% at March 31, 2015 compared to 0.75% at December 31, 2014.

Net recoveries were $104 thousand in the first quarter of 2015 compared to net charge-offs of $272 thousand in the first quarter of 2014. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income was $75.4 million in the first quarter of 2015, an increase of $40.7 million, or 117.2%, from $34.7 million in the first quarter of 2014. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The increase in noninterest income in the first quarter of 2015 compared to the first quarter of 2014 was primarily the result of higher net gain on mortgage loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments and a bargain purchase gain of $6.6 million from the merger with Simplicity. Our single family mortgage interest rate lock commitments of $1.90 billion in the first quarter of 2015 increased 136.7% compared to $803.3 million in the first quarter of 2014.

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$61,887	$25,510	$36,377	143%
Mortgage servicing income	4,297	7,945	(3,648)	(46)
Income (loss) from WMS Series LLC	564	(193)	757	(392)
Loss on debt extinguishment	—	(586)	586	NM
Depositor and other retail banking fees	1,139	815	324	40
Insurance agency commissions	415	404	11	3
Gain on securities available for sale	—	713	(713)	(100)
Bargain purchase gain	6,628	—	6,628	NM
Other	443	99	344	347
Total noninterest income	$75,373	$34,707	$40,666	117%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Single family held for sale:
Servicing value and secondary market gains(1)	$56,289	$19,559	$36,730	188%
Loan origination and funding fees	4,455	4,761	(306)	(6)
Total single family held for sale	60,744	24,320	36,424	150
Multifamily	939	396	543	137
Other	204	794	(590)	(74)
Net gain on mortgage loan origination and sale activities	$61,887	$25,510	$36,377	143%

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Single family mortgage closed loan volume (1)	$1,606,893	$674,283	$932,610	138%
Single family mortgage interest rate lock commitments (1)	1,901,238	803,308	1,097,930	137

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

During the first quarter of 2015, single family closed loan production increased 138.3% and single family interest rate lock commitments increased 136.7% compared to the first quarter of 2014, mainly the result of lower mortgage interest rates and the expansion of our mortgage lending operations.

Net gain on mortgage loan origination and sale activities was $61.9 million for the first quarter of 2015, an increase of $36.4 million, or 142.6%, from $25.5 million for the first quarter of 2014. This increase predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network and higher loan production per loan producer as a result of lower market interest rates. Mortgage production personnel grew by approximately 11% at March 31, 2015 compared to March 31, 2014.

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

	Three Months Ended March 31,
(in thousands)	2015	2014

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(487)	$(239)
	$(487)	$(239)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

Mortgage servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Servicing income, net:
Servicing fees and other	$9,063	$9,849	$(786)	(8)%
Changes in fair value of MSRs due to modeled amortization (1)	(9,235)	(5,968)	(3,267)	55
Amortization of multifamily MSRs	(454)	(424)	(30)	7
	(626)	3,457	(4,083)	(118)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(7,311)	(5,409)	(1,902)	35
Net gain from derivatives economically hedging MSRs	12,234	9,897	2,337	24
	4,923	4,488	435	10
Mortgage servicing income	$4,297	$7,945	$(3,648)	(46)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

For the first quarter of 2015, mortgage servicing income was $4.3 million, a decrease of $3.6 million, or 45.9%, from $7.9 million in the first quarter of 2014, primarily due to increased decay, or amortization, as a result of higher current loan prepayments and increased long-term prepayment speed expectations.

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

The net performance of our MSR risk management activities for the first quarter of 2015 was a gain of $4.9 million compared to a gain of $4.5 million in the first quarter of 2014. The higher hedging gain in 2015 largely reflected higher sensitivity to interest rates for the Company's MSRs, which led the Company to increase the notional amount of derivative instruments used to economically hedge MSRs. The higher notional amount of derivative instruments, along with a steeper yield curve, resulted in higher net gains from MSR risk management, which positively impacted mortgage servicing income. In addition, MSR risk management results for first quarter of 2015 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to prepayment speeds experienced during first quarter of 2015 resulting in increases in long-term prepayment speed expectations.

Mortgage servicing fees collected in the first quarter of 2015 were $9.1 million, a decrease of $786 thousand, or 8.0%, from $9.8 million in the first quarter of 2014. Our loans serviced for others portfolio was $11.91 billion at March 31, 2015 compared to $12.2 billion at March 31, 2014. The lower balance at March 31, 2015 was the result of the June 2014 sale of the rights to service $2.96 billion of single family mortgage loans.

Income (loss) from WMS Series LLC in the first quarter of 2015 was $564 thousand compared to a loss of $193 thousand in the first quarter of 2014. The improvement in 2015 was primarily due to a 50.3% increase in interest rate lock commitments and a 51.0% increase in closed loan volume, which were $145.9 million and $129.6 million, respectively, for the three months ended March 31, 2015 compared to $97.0 million and $85.8 million, respectively, for the same period in 2014.

Depositor and other retail banking fees for the three months ended March 31, 2015 increased from the three months ended March 31, 2014, primarily driven by an increase in the number of transaction accounts as we grow our retail deposit branch network both organically and through the merger with Simplicity. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Fees:
Monthly maintenance and deposit-related fees	$515	$390	$125	32%
Debit Card/ATM fees	612	415	197	47
Other fees	12	10	2	20
Total depositor and other retail banking fees	$1,139	$815	$324	40%

Noninterest Expense

Noninterest expense was $89.5 million in the first quarter of 2015, an increase of $33.4 million, or 59.5%, from $56.1 million in the first quarter of 2014. The increase in noninterest expense in the first quarter of 2015 was due to a $22.1 million increase in salaries and related costs, a $4.6 million increase in consulting costs and a $3.0 million increase in general and administrative costs. These increased costs were primarily a result of the integration of Simplicity and a 22.7% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. Included in noninterest expense in the first quarter of 2015 was $12.2 million of merger costs related to Simplicity. Such merger-related costs from prior acquisitions totaled $838 thousand in the three months ended March 31, 2014.

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Noninterest expense
Salaries and related costs	$57,593	$35,471	$22,122	62%
General and administrative	13,161	10,122	3,039	30
Legal	467	399	68	17
Consulting	5,565	951	4,614	485
Federal Deposit Insurance Corporation assessments	525	620	(95)	(15)
Occupancy	5,840	4,432	1,408	32
Information services	6,120	4,515	1,605	36
Net cost of operation and sale of other real estate owned	211	(419)	630	(150)
Total noninterest expense	$89,482	$56,091	$33,391	60%

The following table provides a breakout of expenses related to the merger with Simplicity for the period ended March 31, 2015 and for the year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
(in thousands)

Noninterest expense
Salaries and related costs	$5,931	$23
General and administrative	749	179
Legal	284	245
Consulting	4,988	388
Occupancy	163	4
Information services	50	50
Total noninterest expense	$12,165	$889
Salaries and related costs were $57.6 million in the first quarter of 2015, an increase of $22.1 million, or 62.4%, from $35.5 million in the first quarter of 2014. This increase primarily resulted from a 22.7% increase in full-time equivalent employees at March 31, 2015 compared to March 31, 2014 and higher commission and incentive expense, as single family closed loan volumes increased 138.3% from the first quarter of 2014.

General and administrative expense was $13.2 million in the first quarter of 2015, an increase of $3.0 million, or 30.0%, from $10.1 million in the first quarter of 2014. These expenses include general office and equipment expense, marketing, taxes and insurance.

Consulting expense was $5.6 million in the first quarter of 2015, and increase of $4.6 million, or 485.2%, from $951 thousand in the first quarter of 2014. This increase was predominantly due to merger-related costs incurred in the first quarter of 2015.

Income Tax Expense

The Company's income tax expense was $3.3 million inclusive of discrete items, representing an income tax rate of 24.5% for the first quarter of 2015. In the first quarter of 2014, the Company’s tax expense was $527 thousand, inclusive of discrete items, representing an effective rate of 18.6%. Our effective income tax rate in the three months ended March 31, 2015 differed from the Federal statutory tax rate of 35% predominately due the impact of acquiring Simplicity, including the bargain purchase gain and changes in the state rate due to the acquisition. The first quarter of 2015 effective income tax rate was also impacted by $2.3 million discrete income tax benefit related to the merger with Simplicity and $1.1 million discrete income tax expense related to changes in the state tax rate, predominately due to changes in our state tax footprint resulting from the Simplicity merger. The estimated annual effective income tax rate for the three months ended March 31, 2015, excluding the effect of these discrete items, is approximately 35.8%.

Review of Financial Condition – Comparison of March 31, 2015 to December 31, 2014

Total assets were $4.60 billion at March 31, 2015 and $3.54 billion at December 31, 2014. Through the Simplicity merger, we added $850.2 million of total assets to the balance sheet.

Cash and cash equivalents was $56.9 million at March 31, 2015 compared to $30.5 million at December 31, 2014, an increase of $26.4 million, or 86.4%.

Investment securities were $476.1 million at March 31, 2015 compared to $455.3 million at December 31, 2014, an increase of $20.8 million, or 4.6%, as we added $26.8 million of investments from the Simplicity merger.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $26.8 million at March 31, 2015, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At March 31, 2015		At December 31, 2014
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$114,175	25.4%	$107,280	25.1%
Commercial	13,667	3.0	13,671	3.2
Municipal bonds	122,434	27.2	122,334	28.6
Collateralized mortgage obligations:
Residential	58,476	13.0	43,166	10.1
Commercial	19,794	4.4	20,486	4.8
Corporate debt securities	79,769	17.8	79,400	18.6
U.S. Treasury securities	41,015	9.1	40,989	9.6
Total investment securities available for sale	$449,330	100.0%	$427,326	100.0%

Loans held for sale were $865.3 million at March 31, 2015 compared to $621.2 million at December 31, 2014, an increase of $244.1 million, or 39.3%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to a 20.75% increase in single family mortgage closed loans during the quarter.

Loans held for investment, net were $2.83 billion at March 31, 2015 compared to $2.10 billion at December 31, 2014, an increase of $729.0 million, or 34.7%. Our single family loan portfolio increased $301.9 million from December 31, 2014. Our multifamily loan portfolio increased $297.1 million from December 31, 2014, primarily from the Simplicity merger. Our construction loans, including commercial construction and residential construction, increased $34.5 million from December 31, 2014, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $121.7 million at March 31, 2015 compared to $123.3 million at December 31, 2014, a decrease of $1.6 million, or 1.3%, as a result of lower risk management results and increases in long-term prepayment speed expectations.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2015		At December 31, 2014
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans
Single family	$1,198,605	41.9%	$896,665	42.2%
Home equity	205,200	7.2	135,598	6.4
	1,403,805	49.1	1,032,263	48.6
Commercial loans
Commercial real estate (1)	535,546	18.7	523,464	24.6
Multifamily	352,193	12.3	55,088	2.6
Construction/land development	402,393	14.1	367,934	17.3
Commercial business	164,259	5.8	147,449	6.9
	1,454,391	50.9	1,093,935	51.4
	2,858,196	100.0%	2,126,198	100.0%
Net deferred loan fees and costs	(5,103)		(5,048)
	2,853,093		2,121,150
Allowance for loan losses	(24,916)		(22,021)
	$2,828,177		$2,099,129

(1)
March 31, 2015 and December 31, 2014 balances comprised of $128.7 million and $143.8 million of owner occupied loans, respectively, and $406.8 million and $379.6 million of non-owner occupied loans, respectively.

Deposits were $3.34 billion at March 31, 2015 compared to $2.45 billion at December 31, 2014, an increase of $898.8 million, or 36.8%. During the quarter, we added approximately $650 million of deposits from the Simplicity merger. Transaction and savings deposits increased $76.3 million, or 4.4%, during the quarter, excluding those deposits added from the Simplicity merger, reflecting the organic growth and expansion of our branch banking network. Of the $256.8 million, or 51.9%, increase in certificates of deposit since December 31, 2014, $236.1 million were added from the Simplicity merger.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At March 31, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$305,738	9.1%	$240,679	9.8%
Interest-bearing transaction and savings deposits:
NOW accounts	435,178	13.0	272,390	11.1
Statement savings accounts due on demand	307,731	9.2	200,638	8.2
Money market accounts due on demand	1,163,656	34.8	1,007,213	41.2
Total interest-bearing transaction and savings deposits	1,906,565	57.0	1,480,241	60.5
Total transaction and savings deposits	2,212,303	66.1	1,720,920	70.3
Certificates of deposit	751,333	22.5	494,526	20.2
Noninterest-bearing accounts - other	380,587	11.4	229,984	9.5
Total deposits	$3,344,223	100.0%	$2,445,430	100.0%

Federal Home Loan Bank advances were $669.4 million at March 31, 2015 compared to $597.6 million at December 31, 2014, an increase of $71.8 million, or 12.0%. The Company uses these borrowings to primarily fund our mortgage banking and securities investment activities.

Shareholders’ Equity

Shareholders' equity was $439.4 million at March 31, 2015 compared to $302.2 million at December 31, 2014. This increase included additional paid in capital of $124.3 million mostly related to the issuance of HomeStreet common stock to Simplicity shareholders, net income of $10.3 million and other comprehensive income of $2.2 million recognized during the three months ended March 31, 2015. Other comprehensive income represents unrealized gains in the valuation of our investment securities portfolio at March 31, 2015.

Shareholders’ equity, on a per share basis, was $19.94 per share at March 31, 2015, compared to $20.34 per share at December 31, 2014.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or for the Three Months Ended March 31,
	2015	2014

Return on assets (1)	1.08%	0.30%
Return on equity (2)	11.14%	3.38%
Equity to assets ratio (3)	9.70%	9.02%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings (loss) available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the quarter, we launched HomeStreet Commercial Capital, a commercial real estate lending group originating permanent loans up to $10 million in size. The group is based in Orange County, California and will provide permanent financing for a range of commercial real estate loans including multifamily, industrial, retail, office, mobile home parks and self-storage facilities. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. As of March 31, 2015, our bank branch network consists of 40 branches in the Pacific Northwest, California and Hawaii. At March 31, 2015 and December 31, 2014, our transaction and savings deposits totaled $2.21 billion and $1.72 billion, respectively, and our loan portfolio totaled $2.83 billion and $2.10 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2015	2014

Net interest income	$25,107	$20,233	$4,874	24%
Provision for credit losses	3,000	(1,500)	4,500	(300)
Noninterest income	10,081	2,958	7,123	241
Noninterest expense	35,666	19,293	16,373	85
Income (loss) before income tax expense (benefit)	(3,478)	5,398	(8,876)	(164)
Income tax expense (benefit)	(3,464)	1,282	(4,746)	(370)
Net income (loss)	$(14)	$4,116	$(4,130)	(100)%

Total assets	$3,553,789	$2,589,601	$964,188	37%
Efficiency ratio (1)	101.36%	83.19%
Full-time equivalent employees (ending)	768	588	180	31
Net gain on mortgage loan origination and sale activities:
Multifamily	939	396	543	137%
Other	204	794	(590)	(74)%
	$1,143	$1,190	$(47)	(4)%

Production volumes:
Multifamily mortgage originations	24,428	11,343	13,085	115
Multifamily mortgage loans sold	$26,173	$6,263	$19,910	318%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

Commercial and Consumer Banking net loss was $14 thousand for the first quarter of 2015 compared to net income of $4.1 million for the first quarter of 2014. The decrease in net income in the first quarter of 2015 was primarily the result of a provision of $3.0 million recorded in the first quarter of 2015 compared to a $1.5 million reversal of provision in the first quarter of 2014. These were partially offset by a $4.9 million increase in net interest income, resulting from higher average balances of interest-earning assets. Included in net income for the first quarter of 2015 was merger-related costs of $12.2 million and a bargain purchase gain of $6.6 million.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Servicing income, net:
Servicing fees and other	$886	$890	$(4)	—%
Amortization of multifamily MSRs	(454)	(424)	(30)	7
Commercial mortgage servicing income	$432	$466	$(34)	(7)%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At March 31, 2015	At December 31, 2014

Multifamily	$773,092	$752,640
Other	83,574	82,354
Total commercial loans serviced for others	$856,666	$834,994

Commercial and Consumer Banking segment noninterest expense of $35.7 million increased $16.4 million, or 84.9%, from $19.3 million in the first quarter of 2014, primarily due to Simplicity merger-related expenses, which was $12.2 million in the first quarter of 2015. The additional increase in expense is due to the addition of Simplicity operating expenses for the month of March and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. During the quarter, we added commercial lending capabilities in California by launching HomeStreet Commercial Capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending.

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets. We have become a rated originator and servicer of non-conforming jumbo loans, allowing us to sell these loans to other securitizers. We also purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. On occasion, we may sell a portion of our MSR portfolio. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2015	2014

Net interest income	$5,627	$2,479	$3,148	127%
Noninterest income	65,292	31,749	33,543	106
Noninterest expense	53,816	36,798	17,018	46
Income before income tax expense	17,103	(2,570)	19,673	NM
Income tax expense	6,785	(755)	7,540	NM
Net income	$10,318	$(1,815)	$12,133	NM

Total assets	$1,050,614	$535,211	$515,403	96%
Efficiency ratio (1)	75.88%	107.51%
Full-time equivalent employees (ending)	1061	903	158	17
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$1,606,893	$674,283	$932,610	138
Single family mortgage interest rate lock commitments(2)	1,901,238	803,308	1,097,930	137
Single family mortgage loans sold(2)	$1,316,959	$619,913	$697,046	112%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $10.3 million for the first quarter of 2015, compared to a net loss of $1.8 million for the first quarter of 2014. The increase in Mortgage Banking net income for the first quarter of 2015 primarily reflected a 137% increase in interest rate lock commitments resulting from continued low mortgage interest rates and the expansion of our network of mortgage loan centers and an 11% increase in mortgage production personnel year over year.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended March 31,
(in thousands)	2015	2014

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$56,289	$19,559
Loan origination and funding fees	4,455	4,761
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$60,744	$24,320

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Net gain on mortgage loan origination and sale activities was $60.7 million for the first quarter of 2015, an increase of $36.4 million, or 149.8%, from $24.3 million in the first quarter of 2014. This increase is primarily the result of a 136.7% increase in interest rate lock commitments, which was mainly driven by low mortgage interest rates and the expansion of our mortgage production offices and personnel. Since March 2014, we have increased our lending footprint by adding 11 home loan centers to bring our total home loan centers to 57.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2015	2014

Servicing income, net:
Servicing fees and other	$8,177	$8,959	$(782)	(9)%
Changes in fair value of MSRs due to modeled amortization (1)	(9,235)	(5,968)	(3,267)	55
	(1,058)	2,991	(4,049)	(135)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(7,311)	(5,409)	$(1,902)	35
Net gain from derivatives economically hedging MSRs	12,234	9,897	2,337	24
	4,923	4,488	435	10
Mortgage Banking servicing income	$3,865	$7,479	$(3,614)	(48)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
Single family mortgage servicing income of $3.9 million in the first quarter of 2015 decreased $3.6 million, or 48.3%, from $7.5 million in the first quarter of 2014, primarily due to increases in current prepayments and long-term prepayment speed expectations. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.
Single family mortgage servicing fees collected in the first quarter of 2015 decreased $782 thousand, or 8.7%, from the first quarter of 2014 primarily due to lower balances in our loans serviced for others portfolio as a result of our June 30, 2014 sale of single family MSRs. The portfolio of single family loans serviced for others was $11.91 billion at March 31, 2015 compared to $12.20 billion at March 31, 2014.

Single family loans serviced for others consisted of the following.

(in thousands)	At March 31, 2015	At December 31, 2014

U.S. government and agency	$11,275,491	$11,817,857
Other	634,763	380,622
Total single family loans serviced for others	$11,910,254	$12,198,479

Mortgage Banking noninterest expense of $53.8 million in the first quarter of 2015 increased $17.0 million, or 46.2%, from $36.8 million in the first quarter of 2014, primarily due to higher commission and incentive expense, as closed loan volumes increased 138.3% from the first quarter of 2014 as well as increased salaries and related costs, occupancy expenses and information services expenses as we grew our single family mortgage lending network.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies in our 2014 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

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
For more information on how we manage these business, financial and other risks, see the Enterprise Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2014 and should be read in conjunction with the Credit Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $32.8 million, or 0.71% of total assets at March 31, 2015, compared to $25.5 million, or 0.72% of total assets at December 31, 2014. Included in the quarter-end balance is $7.4 million of nonaccrual loans added from the Simplicity merger.

Nonaccrual loans of $21.2 million, or 0.74% of total loans at March 31, 2015, increased $5.2 million, or 32.4%, from $16.0 million, or 0.75% of total loans at December 31, 2014. OREO balances of $11.6 million at March 31, 2015 increased $2.1 million, or 22.7%, from $9.4 million at December 31, 2014. Net recoveries during the three months ended March 31, 2015 were $104 thousand compared to net charge-offs of $272 thousand during the three months ended March 31, 2014.

At March 31, 2015, our loans held for investment portfolio, excluding the allowance for loan losses, was $2.83 billion, an increase of $729.0 million from December 31, 2014. During the quarter, we added $664.1 million of loans to the portfolio from the Simplicity merger. The allowance for loan losses increased to $24.9 million, or 0.87% of loans held for investment, compared to $22.0 million, or 1.04% of loans held for investment at December 31, 2014.

We recorded $3.0 million of provision for credit losses in the first quarter of 2015, compared to a reversal of provision of $1.5 million in the first quarter of 2014. The additional credit loss provision in the quarter was due in part to an extension in the modeled loan loss emergence period for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$106,743		$113,292	$—
Loans with an allowance recorded	10,156		10,547	1,215
Total	$116,899	(1)	$123,839	$1,215

	At December 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,725		$98,664	$—
Loans with an allowance recorded	36,499		37,078	1,706
Total	$119,224	(1)	$135,742	$1,706

(1)	Includes $74.1 million and $73.6 million in single family performing troubled debt restructurings ("TDRs") at March 31, 2015 and December 31, 2014, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 263 impaired loans totaling $116.9 million at March 31, 2015 and 258 impaired loans totaling $119.2 million at December 31, 2014. The average recorded investment in these loans for the three months ended March 31, 2015 was $118.1 million compared with $118.9 million for the three months ended March 31, 2014, respectively. Impaired loans of $10.2 million and $36.5 million had a valuation allowance of $1.2 million and $1.7 million at March 31, 2015 and December 31, 2014, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2015			At December 31, 2014
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$9,959	38.9%	41.9%	$9,447	41.9%	42.2%
Home equity	3,331	13.0	7.2	3,322	14.7	6.4
	13,290	51.9	49.1	12,769	56.6	48.6
Commercial loans
Commercial real estate	4,551	17.8	18.7	3,846	17.1	24.6
Multifamily	661	2.6	12.3	673	3.0	2.6
Construction/land development	5,003	19.5	14.1	3,818	17.0	17.3
Commercial business	2,123	8.2	5.8	1,418	6.3	6.9
	12,338	48.1	50.9	9,755	43.4	51.4
Total allowance for credit losses	$25,628	100.0%	100.0%	$22,524	100.0%	100.0%

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended March 31,
(in thousands)	2015	2014

Allowance at the beginning of period	$22,524	$24,089
Provision (reversal of provision) for loan losses	3,000	(1,500)
Recoveries:
Consumer
Single family	65	16
Home equity	84	90
	149	106
Commercial
Commercial real estate	—	56
Construction/land development	14	16
Commercial business	39	84
	53	156
Total recoveries	202	262
Charge-offs:
Consumer
Single family	—	(111)
Home equity	(82)	(423)
	(82)	(534)
Commercial
Commercial real estate	(16)	—
Construction/land development	—	—
Commercial business	—	—
	(16)	—
Total charge-offs	(98)	(534)
Recoveries, net of (charge-offs)	104	(272)
Balance at end of period	$25,628	$22,317

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2015
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$74,126	$1,443	$75,569
Home equity	2,102	230	2,332
	76,228	1,673	77,901
Commercial
Commercial real estate	19,516	1,121	20,637
Multifamily	3,059	—	3,059
Construction/land development	5,321	—	5,321
Commercial business	1,492	228	1,720
	29,388	1,349	30,737
	$105,616	$3,022	$108,638

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,585	$2,482	$76,067
Home equity	2,430	231	2,661
	76,015	2,713	78,728
Commercial
Commercial real estate	21,703	1,148	22,851
Multifamily	3,077	—	3,077
Construction/land development	5,447	—	5,447
Commercial business	1,573	249	1,822
	31,800	1,397	33,197
	$107,815	$4,110	$111,925

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $25.4 million and $26.8 million, at March 31, 2015 and December 31, 2014, respectively.

The Company had 237 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $108.6 million at March 31, 2015 with related unfunded commitments of $152 thousand. The Company had 244 loan relationships classified as TDRs totaling $111.9 million at December 31, 2014 with related unfunded commitments of $151 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$9,150	$3,842	$14,047	$30,725	(1)	$57,764	$1,223
Home equity	363	72	1,306	3		1,744	—
	9,513	3,914	15,353	30,728		59,508	1,223
Commercial loans
Commercial real estate	109	—	3,070	—		3,179	4,527
Multifamily	—	—	1,005	—		—	—
Construction/land development	758	—	172	595		1,525	5,839
Commercial business	744	81	1,608	63		2,496	—
	1,611	81	5,855	658		7,200	10,366
Total	$11,124	$3,995	$21,208	$31,386		$66,708	$11,589

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,832	$2,452	$8,368	$34,737	(1)	$53,389	$1,613
Home equity	371	81	1,526	—		1,978	—
	8,203	2,533	9,894	34,737		55,367	1,613
Commercial loans
Commercial real estate	—	—	4,843	—		4,843	1,996
Construction/land development	—	1,261	—	—		1,261	5,839
Commercial business	611	3	1,527	250		2,391	—
	611	1,264	6,370	250		8,495	7,835
Total	$8,814	$3,797	$16,264	$34,987		$63,862	$9,448

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2015, our primary liquidity ratio was 28.6% compared to 30.0% at December 31, 2014.

At March 31, 2015 and December 31, 2014, the Bank had available borrowing capacity of $411.9 million and $317.9 million, respectively, from the FHLB, and $316.0 million and $316.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the three months ended March 31, 2015, cash and cash equivalents increased $26.4 million, compared to an increase of $13.8 million for the three months ended March 31, 2014. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2015, net cash of $216.0 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2014, net cash of $54.0 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the three months ended March 31, 2015, net cash of $24.8 million was provided by investing activities, mostly due to $112.2 million of net cash acquired from the Simplicity merger, partially offset by cash used for origination of portfolio loans and principal repayments. For the three months ended March 31, 2014, net cash of $11.8 million was provided by investing activities, resulting from the sale of loans originated as held for investment and the sale of investment securities, primarily offset by the funding of portfolio loans. The Company sold single-family mortgage loans during the three months ended March 31, 2014 to provide additional liquidity to support the commercial loan portfolio growth and to reduce the concentration of single-family mortgage loans in the portfolio.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the three months ended March 31, 2015, net cash of $217.6 million was provided by financing activities, primarily resulting from a $247.6 million growth in deposits. For the three months ended March 31, 2014, net cash of $56.0 million was provided by financing activities, primarily driven by a $160.5 million growth in deposits, partially offset by net repayments of FHLB advances of $100.0 million.

Capital Management

HomeStreet, Inc. and HomeStreet Bank are required to maintain a minimum level of regulatory capital. On January 1, 2015, the Bank and the Company became subject to Basel III capital standards. The FDIC regulations recognize two types, or tiers, of capital: “core capital,” or Tier 1 capital, and “supplementary capital,” or Tier 2 capital. The FDIC measures a bank’s capital using (1) Tier 1 leverage ratio, (2) Common equity risk-based capital ratio, (3) Tier 1 risk-based capital ratio and (4) Total risk-based capital ratio. Key differences between the new capital requirements and the prior requirements under Basel I, include, but are not limited to, the following:

•
Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank elected this one-time option to exclude certain components of AOCI.

•
The Rules modified the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

•
The Rules made changes in the methods of calculating certain risk-based assets, which in turn affected the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

In order to qualify as “well capitalized,” a bank must have a Tier 1 leverage ratio of at least 5.0%, a Common equity risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%. In order to be deemed “adequately capitalized,” a bank generally must have a Tier 1 leverage ratio of at least 4.0%, a Common equity risk-based capital of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6.0% and a Total risk-based capital ratio of at least 8.0%. The FDIC retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile. In addition to the preceding requirements, both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019.

At March 31, 2015, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following table presents regulatory capital information for HomeStreet, Inc. and HomeStreet Bank. Information presented for March 31, 2015 reflects the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2014.

	At March 31, 2015
HomeStreet Bank	Actual			For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$429,943	11.47%	(1)	$149,948	4.0%	$187,435	5.0%
Common equity risk-based capital (to risk-weighted assets)	429,943	13.75%		140,734	4.5%	203,283	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	429,943	13.75%		187,646	6.0%	250,194	8.0%
Total risk-based capital (to risk-weighted assets)	$455,571	14.57%		$250,194	8.0%	$312,743	10.0%

	At March 31, 2015
HomeStreet, Inc.	Actual			For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$450,101	11.95%	(1)	$150,638	4.0%	$188,297	5.0%
Common equity risk-based capital (to risk-weighted assets)	398,989	11.12%		161,399	4.5%	233,131	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	450,101	12.55%		215,198	6.0%	286,931	8.0%
Total risk-based capital (to risk-weighted assets)	$475,730	13.26%		$286,931	8.0%	$358,664	10.0%

	At December 31, 2014
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10%	97,404	4.0%	146,106	6.0%
Total risk-based capital (to risk-weighted assets)	$341,534	14.03%	$194,808	8.0%	$243,511	10.0%

(1)
Tier 1 leverage capital (to average assets) included average assets from the Simplicity merger for one month. If the Simplicity merger had occurred on January 1, 2015, the Bank's Tier 1 leverage capital would have been 9.95% and the Company's Tier 1 leverage capital would have been 10.38%.

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2014 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2014 Annual Report on Form 10-K. Since December 31, 2014, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2015
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$56,864	$—	$—	$—	$—	$—	$—	$56,864
FHLB Stock	—	—	—	—	—	34,996	—	34,996
Investment securities(1)	33,514	15,704	43,709	86,296	56,973	239,906	—	476,102
Mortgage loans held for sale	865,322	—	—	—	—	—	—	865,322
Loans held for investment(1)	698,761	235,221	349,505	722,934	462,401	384,271	—	2,853,093
Total interest-earning assets	1,654,461	250,925	393,214	809,230	519,374	659,173	—	4,286,377
Non-interest-earning assets	—	—	—	—	—	—	318,026	318,026
Total assets	$1,654,461	$250,925	$393,214	$809,230	$519,374	$659,173	$318,026	$4,604,403
Interest-bearing liabilities:
NOW accounts(2)	$492,207	$—	$—	$—	$—	$—	$—	$492,207
Statement savings accounts(2)	307,731	—	—	—	—	—	—	307,731
Money market accounts(2)	1,163,656	—	—	—	—	—	—	1,163,656
Certificates of deposit	197,160	102,129	217,629	184,786	49,624	5	—	751,333
FHLB advances	538,000	—	50,000	35,235	40,594	5,590	—	669,419
Federal funds purchased and securities sold under agreements to repurchase	9,450	—	—	—	—	—	—	9,450
Long-term debt(3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	2,770,061	102,129	267,629	220,021	90,218	5,595	—	3,455,653
Non-interest bearing liabilities	—	—	—	—	—	—	709,355	709,355
Equity	—	—	—	—	—	—	439,395	439,395
Total liabilities and shareholders’ equity	$2,770,061	$102,129	$267,629	$220,021	$90,218	$5,595	$1,148,750	$4,604,403
Interest sensitivity gap	$(1,115,600)	$148,796	$125,585	$589,209	$429,156	$653,578
Cumulative interest sensitivity gap	$(1,115,600)	$(966,804)	$(841,219)	$(252,010)	$177,146	$830,724
Cumulative interest sensitivity gap as a percentage of total assets	(24)%	(21)%	(18)%	(5)%	4%	18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	60%	66%	73%	92%	105%	124%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2015 and December 31, 2014 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2015		December 31, 2014
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	2.0%	(4.1)%	(1.5)%	(12.0)%
+100	0.9	0.9	(0.1)	(3.5)
-100	(4.0)	(10.4)	(3.4)	(4.6)
-200	(7.9)%	(29.7)%	(7.2)%	(18.0)%

(1)	This percentage change represents the impact to net interest income and servicing income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At March 31, 2015, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2014, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both lower market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will be positively correlated with rate movements in the short-term, i.e. an increase (decrease) in interest rates would result in an increase (decrease) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management including our Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2015 management implemented an enhanced accounts payable system interface, improved information processing controls within the Registrant's accounts payable processing system, enhanced controls related to segregation of duties, and enhanced monitoring controls related to new and existing software systems.

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2012, HomeStreet completed its initial public offering of common stock. At that time HomeStreet had been operating under regulatory orders that had been imposed during the financial crisis of 2007 through 2010 as a result of HomeStreet Bank having experienced operating losses, capital impairment, asset quality deterioration and a number of related operational and management issues. In late 2009 we began recruiting a new management team, and the recapitalization brought about by our initial public offering (the "IPO"), together with aggressive management strategies, helped us substantially improve all of the major aspects of our operations and financial condition. As a result of a combination of these factors, our regulators removed all extraordinary restrictions on our operations by early 2013. In November 2013 we completed the simultaneous acquisitions by merger of Fortune Bank, headquartered in Seattle, and Yakima National Bank, headquartered in Yakima, Washington. In December 2013 we completed the acquisition of two Seattle branches from AmericanWest Bank. In March 2015, we completed the Simplicity merger, in which we acquired Simplicity Bancorp, Inc. and its wholly owned subsidiary Simplicity Bank.
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

At the time we completed our IPO, and after giving effect to the $77.6 million in net proceeds from that offering, based on December 31, 2011 balances, we had total assets of approximately $2.4 billion, total deposits of approximately $2.0 billion, and total loans of approximately $1.5 billion, and we had approximately 600 employees. At March 31, 2015, giving effect to the Simplicity merger, we had total assets of approximately $4.60 billion, total deposits of $3.34 billion, total loans of approximately $3.7 billion, and approximately 1,829 employees. Further, unlike the Fortune Bank and Yakima National Bank acquisitions, which together resulted in only modest geographic expansion, the Simplicity merger represents a substantial geographic expansion of our commercial and consumer banking operations. We have plans to continue growing strategically, and we may also grow opportunistically from time to time. Growth can present substantial demands on management personnel, line employees, and other aspects of a bank’s operations, and those challenges are particularly pronounced when growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

•	Loss of or damage to key customer relationships;

•	Distraction of management from ordinary course operations;

•	Loss of key employees or significant numbers of employees;

•	The potential of litigation from prior employers relating to the portability of their employees;

•	Costs associated with opening new offices and systems expansion to accommodate our growth in employees;

•	Increased costs related to hiring, training and providing initial compensation to new employees, which may not be recouped if those employees do not remain with us long enough to be profitable;

•	Challenges in complying with legal and regulatory requirements in new jurisdictions;

•	Inadequacies in our computer systems, accounting policies and procedures, and management personnel (some of which may be difficult to detect until other problems become manifest);

•	Challenges integrating different systems, practices, and customer relationships;

•	An inability to attract and retain personnel whose experience and (in certain circumstances) business relationships promote the achievement of our strategic goals; and

•	Increasing volatility in our operating results as we progress through these initiatives.

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

These deficiencies are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 9A, “Internal Control over Financial Reporting.” Management has identified and implemented certain remedial measures that we believe will resolve these deficiencies. However, if these measures are not effective, or if our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Further, we reported an unrelated material weakness in our internal controls over financial reporting following the end of our third fiscal quarter of 2014 which was remediated prior to December 31, 2014. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management.

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

Housing affordability is directly affected by the level of mortgage interest rates. The housing market recovery has been aided by a protracted period of historically low mortgage interest rates that has made it easier for consumers to qualify for a mortgage and purchase a home. Should mortgage rates substantially increase over current levels, mortgage credit would become more difficult for many consumers to qualify for. This could have a dampening effect on home sales and on home values.

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

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $121.7 million at March 31, 2015. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

Beginning in 2015, additional prompt corrective action rules apply to the Bank, including higher and new ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations. Under the prior capital standards (Basel I), the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations that are not required to use advanced approaches, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank made this election in 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the new common equity Tier 1 capital to the extent that any one such category exceeds 10% of new common equity Tier 1 capital, or all such categories in the aggregate exceed 15% of new common equity Tier 1 capital. Maintaining higher capital levels may result in lower profits for the Company as we will not be able to grow our lending as quickly as we might otherwise be able to do if we were to maintain lower capital levels. See “Regulation and Supervision of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Regulations” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015.

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

Some of these changes were effective immediately, although others are still being phased in gradually. In addition, the statute in many instances calls for regulatory rulemaking to implement its provisions. While many of the provisions are now being implemented, such as the Basel III capital standards, not all of the regulations called for by Dodd-Frank have been completed or are in effect, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the Dodd-Frank Act imposes a requirement that private securitizers of mortgage and other asset backed securities retain, subject to certain exemptions, not less than five percent of the credit risk of the mortgages or other assets backing the securities. The regulatory agencies published the final Risk Retention rules in December 2014; compliance is required beginning in December 2015 for residential mortgage-backed securitizations and December 2016 for all other securitization types. See “Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management - New Capital Regulations” as well as “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in prior quarters, the Company has not adopted a dividend policy and the board of directors has determined that it was in the best interests of the shareholders not to declare a dividend to be paid for such quarter. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

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

•	Increased costs for controls over data confidentiality, integrity, and availability due to growth or to strengthen the security profile of our computer systems and computer networks;

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment and deposit taking activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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
The actions we may take in order to promote compliance with these obligations vary by business segment and may change over time, but may include, among other things:

•	Training and educating our employees and independent contractors regarding our obligations relating to confidential information;

•	Monitoring changes in state or federal privacy and compliance requirements;

•	Drafting and enforcing appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	Maintaining secure storage facilities and protocols for tangible records;

•	Physically and technologically securing access to electronic information;

•	Performing vulnerability scanning and penetration testing of our computer systems and computer networks to identify potential weaknesses and to develop mitigating controls; and

•	In the event of a security breach, providing credit monitoring or other services to affected customers.
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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period. In addition, as a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. Our FHLB stock is carried at cost and is subject to recoverability testing under applicable accounting standards. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings. The FHLB is currently subject to a Consent Order issued by its primary regulator, the Federal Housing Finance Agency. See “Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015.

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

a) Sale of Unregistered Securities. On March 1, 2015, we issued 7,180,005 shares of our common stock to the shareholders of Simplicity Bancorp, Inc. (“Simplicity”) in connection with the merger of Simplicity with and into HomeStreet. The shares were issued on a 1-to-1 basis in exchange for Simplicity common stock, par value $0.01, outstanding as of the time of the Simplicity merger, all of which were cancelled in the merger. These shares were issued in reliance on an exemption under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), and therefore were not registered under the Securities Act. The deemed per share closing price of $17.53 was determined by averaging the closing price of HomeStreet common stock for the 10 trading days prior to but not including the 5th business day before the closing date.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5	OTHER INFORMATION
Not applicable.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Separation Agreement between HomeStreet Bank and Cory Stewart, dated March 16, 2015

10.2	Employment Agreement between HomeStreet, Inc., HomeStreet Bank and Godfrey Evans dated January 23, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.(1)

101.INS	XBRL Instance Document(2)(3)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document(2)

(1)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(2)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Financial Condition as of March 31, 2015, and December 31, 2014, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 11, 2015.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Cory D. Stewart
Cory D. Stewart
Executive Vice President and Chief Accounting Officer