Form 10-Q
period 2015-06-30
HomeStreet, Inc.
filed 2015-08-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of August 3, 2015 was 22,070,758.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents (including interest-earning instruments of $33,787 and $10,271)	$46,197	$30,502
Investment securities (includes $482,832 and $427,326 carried at fair value)	509,545	455,332
Loans held for sale (includes $955,726 and $610,350 carried at fair value)	972,183	621,235
Loans held for investment (net of allowance for loan losses of $25,777 and $22,021; includes $38,224 and $0 carried at fair value)	2,900,675	2,099,129
Mortgage servicing rights (includes $140,588 and $112,439 carried at fair value)	153,237	123,324
Other real estate owned	11,428	9,448
Federal Home Loan Bank stock, at cost	40,742	33,915
Premises and equipment, net	58,111	45,251
Goodwill	11,945	11,945
Other assets	162,185	105,009
Total assets	$4,866,248	$3,535,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,322,653	$2,445,430
Federal Home Loan Bank advances	922,832	597,590
Federal funds purchased and securities sold under agreements to repurchase	—	50,000
Accounts payable and other liabilities	111,180	77,975
Long-term debt	61,857	61,857
Total liabilities	4,418,522	3,232,852
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 22,065,249 shares and 14,856,611 shares	511	511
Additional paid-in capital	221,551	96,615
Retained earnings	226,246	203,566
Accumulated other comprehensive income	(582)	1,546
Total shareholders' equity	447,726	302,238
Total liabilities and shareholders' equity	$4,866,248	$3,535,090

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2015	2014	2015	2014

Interest income:
Loans	$38,944	$23,419	$70,591	$46,102
Investment securities	3,278	2,664	5,672	5,634
Other	218	142	423	299
	42,440	26,225	76,686	52,035
Interest expense:
Deposits	3,005	2,356	5,587	4,716
Federal Home Loan Bank advances	906	444	1,518	857
Federal funds purchased and securities sold under agreements to repurchase	3	1	8	1
Long-term debt	272	265	537	580
Other	24	12	72	22
	4,210	3,078	7,722	6,176
Net interest income	38,230	23,147	68,964	45,859
Provision (reversal of provision) for credit losses	500	—	3,500	(1,500)
Net interest income after provision for credit losses	37,730	23,147	65,464	47,359
Noninterest income:
Net gain on mortgage loan origination and sale activities	69,974	41,794	131,861	67,304
Mortgage servicing income	1,831	10,184	6,128	18,129
Income from WMS Series LLC	484	246	1,048	53
Gain (loss) on debt extinguishment	—	11	—	(575)
Depositor and other retail banking fees	1,399	917	2,538	1,732
Insurance agency commissions	291	232	706	636
Gain (loss) on sale of investment securities available for sale (includes unrealized gain (loss) reclassified from accumulated other comprehensive income of $0 and $(20) for the three months ended June 30, 2015 and 2014, and $0 and $693 for the six months ended June 30, 2015 and 2014, respectively)	—	(20)	—	693
Bargain purchase gain	(79)	—	6,549	—
Other	(913)	286	(470)	385
	72,987	53,650	148,360	88,357
Noninterest expense:
Salaries and related costs	61,654	40,606	119,247	76,077
General and administrative	14,502	11,145	27,663	21,267
Legal	577	542	1,044	941
Consulting	813	603	6,378	1,554
Federal Deposit Insurance Corporation assessments	861	572	1,386	1,192
Occupancy	6,107	4,675	11,947	9,107
Information services	7,714	4,862	13,834	9,377
Net cost (income) from operation and sale of other real estate owned	107	(34)	318	(453)
	92,335	62,971	181,817	119,062
Income before income taxes	18,382	13,826	32,007	16,654
Income tax expense (includes reclassification adjustments of $0 and $(7) for the three months ended June 30, 2015 and 2014, and $0 and $243 for the six months ended June 30, 2015 and 2014, respectively)	6,006	4,464	9,327	4,991
NET INCOME	$12,376	$9,362	$22,680	$11,663
Basic income per share	$0.56	$0.63	$1.16	$0.79
Diluted income per share	$0.56	$0.63	$1.14	$0.78
Dividends paid on common stock per share	$—	$—	$—	$0.11
Basic weighted average number of shares outstanding	22,028,539	14,800,853	19,593,421	14,792,638
Diluted weighted average number of shares outstanding	22,292,734	14,954,998	19,823,905	14,956,079
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net income	$12,376	$9,362	$22,680	$11,663
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the period, net of tax (benefit) expense of $(2,313) and $2,537 for the three months ended June 30, 2015 and 2014, and $(1,146) and $6,078 for the six months ended June 30, 2015 and 2014, respectively	(4,295)	4,713	(2,128)	11,288
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $0 and $(7) for the three months ended June 30, 2015 and 2014, and $0 and $243 for the six months ended June 30, 2015 and 2014, respectively	—	12	—	(451)
Other comprehensive income	(4,295)	4,725	(2,128)	10,837
Comprehensive income	$8,081	$14,087	$20,552	$22,500

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2014	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	11,663	—	11,663
Dividends ($0.11 per share)	—	—	—	(1,626)	—	(1,626)
Share-based compensation expense	—	—	1,199	—	—	1,199
Common stock issued	49,701	—	250	—	—	250
Other comprehensive income	—	—	—	—	10,837	10,837
Balance, June 30, 2014	14,849,692	$511	$95,923	$192,972	$(1,157)	$288,249

Balance, January 1, 2015	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	22,680	—	22,680
Share-based compensation expense	—	—	598	—	—	598
Common stock issued	7,208,638	—	124,338	—	—	124,338
Other comprehensive loss	—	—	—	—	(2,128)	(2,128)
Balance, June 30, 2015	22,065,249	$511	$221,551	$226,246	$(582)	$447,726

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,680	$11,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	7,156	7,152
Provision (reversal of provision) for credit losses	3,500	(1,500)
Fair value adjustment of loans held for sale	2,265	(12,660)
Fair value adjustment of loans held for investment	1,679	—
Origination of mortgage servicing rights	(36,932)	(20,365)
Change in fair value of mortgage servicing rights	7,075	20,736
Net gain on sale of investment securities	—	(693)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(54)	(731)
Loss on early retirement of long-term debt	—	575
Loss on disposal of fixed assets	28	—
Net deferred income tax expense (benefit)	4,292	(15,623)
Share-based compensation expense	630	683
Bargain purchase gain	(6,549)	—
Origination of loans held for sale	(3,628,598)	(1,512,392)
Proceeds from sale of loans originated as held for sale	3,265,616	1,282,100
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(24,903)	3,267
Increase in accounts payable and other liabilities	24,706	1,546
Net cash (used in) operating activities	(357,409)	(236,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(49,972)	(30,780)
Proceeds from sale of investment securities	—	65,846
Principal repayments and maturities of investment securities	16,290	24,455
Proceeds from sale of other real estate owned	2,142	4,832
Proceeds from sale of loans originated as held for investment	—	266,823
Proceeds from sale of mortgage servicing rights	3,825	39,004
Mortgage servicing rights purchased from others	(6)	(5)
Origination of loans held for investment and principal repayments, net	(134,003)	(236,854)
Purchase of property and equipment	(11,676)	(11,348)
Net cash acquired from Simplicity acquisition	112,196	—
Net cash provided by investing activities	(61,204)	121,973

	Six Months Ended June 30,
(in thousands)	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$226,021	$206,891
Proceeds from Federal Home Loan Bank advances	3,934,500	2,492,300
Repayment of Federal Home Loan Bank advances	(3,675,000)	(2,554,800)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	73,004	14,681
Repayment of securities sold under agreements to repurchase	(123,004)	—
Proceeds from Federal Home Loan Bank stock repurchase	27,685	670
Purchase of Federal Home Loan Bank stock	(28,993)	—
Repayment of long-term debt	—	(3,530)
Dividends paid	—	(1,626)
Proceeds from stock issuance, net	127	250
Excess tax benefit (expense) related to the exercise of stock options	(32)	516
Net cash provided by financing activities	434,308	155,352
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,695	41,083
CASH AND CASH EQUIVALENTS:
Beginning of year	30,502	33,908
End of period	$46,197	$74,991
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$7,677	$7,159
Federal and state income taxes paid, net of refunds	16,281	7,610
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	4,095	2,922
Loans transferred from held for investment to held for sale	15,899	310,455
Loans transferred from held for sale to held for investment	25,668	17,095
Ginnie Mae loans recognized with the right to repurchase, net	594	833
Simplicity acquisition:
Assets acquired, excluding cash acquired	737,483	—
Liabilities assumed	718,916	—
Bargain purchase gain	6,549	—
Common stock issued	$124,214	$—

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the Pacific Northwest, California and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered savings bank.

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

Recent Accounting Developments

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU was issued to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of financial condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance becomes effective for the Company for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of financial condition. The adoption of this guidance will result in a reclassification of debt issuance costs from other assets to consolidated obligations on the statement of financial condition. The Company is in the process of evaluating the effect of this guidance on the financial statements but the impact is not expected to be material.
On April 15, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the Company for the interim and annual periods beginning after December 15, 2015, early adoption is permitted. The Company can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is in the process of evaluating this guidance and its effect on the financial statements but the impact is not expected to be material.

In February 2015, the FASB issued ASU 2015-02, Consolidation. The ASU provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

A summary of the consideration paid, the assets acquired and liabilities assumed in the merger are presented below:

(in thousands)	March 1, 2015

Fair value consideration paid to Simplicity shareholders:
Cash paid (79,399 stock options, consideration based on intrinsic value at a calculated price of $17.53)		$471
Fair value of common shares issued (7,180,005 shares at $17.30 per share)		124,214
Total purchase price		$124,685
Fair value of assets acquired:
Cash and cash equivalents	112,667
Investment securities	26,845
Acquired loans	664,148
Mortgage servicing rights	980
Federal Home Loan Bank stock	5,520
Premises and equipment	2,966
Bank-owned life insurance	14,501
Core deposit intangibles	7,450
Accounts receivable and other assets	15,073
Total assets acquired	850,150

Fair value of liabilities assumed:
Deposits	651,202
Federal Home Loan Bank advances	65,855
Accounts payable and accrued expenses	1,859
Total liabilities assumed	718,916
Net assets acquired		$131,234
Preliminary bargain purchase (gain)		$(6,549)

The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $6.5 million which was reported as a component of noninterest income on our consolidated statements of operations. A substantial portion of the assets acquired from Simplicity were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the Simplicity acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired. In addition, the Company believes it was able to acquire Simplicity for less than the fair value of its net assets due to Simplicity’s stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The Company negotiated a purchase price per share for Simplicity that was above the prevailing stock price thereby representing a premium to the shareholders. The stock consideration transferred was based on a 1:1 stock conversion ratio. The price of the Company’s shares declined between the time the deal was announced and when it closed which also attributed to the bargain purchase gain. The acquisition of Simplicity by the Company was approved by Simplicity’s shareholders. For tax purposes, the bargain purchase gain is a non-taxable event.

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015 through the period ended June 30, 2015. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.
The following table provides a breakout of merger-related expense for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
(in thousands)

Noninterest expense
Salaries and related costs	$7,676	$23
General and administrative	1,249	179
Legal	351	245
Consulting	5,751	388
Occupancy	383	4
Information services	(37)	50
Total noninterest expense	$15,373	$889

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

The fair value of savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. A discounted cash flow method was used to estimate the fair value of the certificates of deposit. A premium, which will be amortized over the contractual life of the deposits, of $3.96 million was recorded for certificates of deposit.

The fair value of Federal Home Loan Bank advances was estimated using a discounted cash flow method. A premium, which will be amortized over the contractual life of the advances, of $855 thousand was recorded for the Federal Home Loan Bank advances.

The Company determined that the disclosure requirements related to the amounts of revenues and earnings of the acquiree included in the consolidated statements of operations since the acquisition date is impracticable. The financial activity and operating results of the acquiree were commingled with the Company’s financial activity and operating results as of the acquisition date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2015	2014	2015	2014

Net interest income	$38,370	$31,516	$73,587	$61,958
Total noninterest income	73,070	54,994	142,563	97,699
Total noninterest expense	89,095	72,883	174,686	147,423

Net income	$14,384	$9,625	$25,599	$13,163

Basic income per share	$0.65	$0.44	$1.16	$0.60
Diluted income per share	$0.65	$0.44	$1.15	$0.60
Basic weighted average number of shares outstanding	22,028,539	21,878,222	22,033,644	21,848,465
Diluted weighted average number of shares outstanding	22,292,734	22,058,842	22,165,741	22,033,217

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At June 30, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$109,169	$525	$(1,067)	$108,627
Commercial	12,857	495	—	13,352
Municipal bonds	136,182	2,241	(1,174)	137,249
Collateralized mortgage obligations:
Residential	81,857	115	(1,360)	80,612
Commercial	19,428	27	(184)	19,271
Corporate debt securities	84,920	130	(2,352)	82,698
U.S. Treasury securities	40,986	37	—	41,023
	$485,399	$3,570	$(6,137)	$482,832

	At December 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$107,624	$509	$(853)	$107,280
Commercial	13,030	641	—	13,671
Municipal bonds	119,744	2,847	(257)	122,334
Collateralized mortgage obligations:
Residential	44,254	161	(1,249)	43,166
Commercial	20,775	—	(289)	20,486
Corporate debt securities	80,214	296	(1,110)	79,400
U.S. Treasury securities	40,976	13	—	40,989
	$426,617	$4,467	$(3,758)	$427,326

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2015 and December 31, 2014, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of June 30, 2015 and December 31, 2014, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(332)	$41,498	$(735)	$22,440	$(1,067)	$63,938
Municipal bonds	(943)	53,882	(231)	5,752	(1,174)	59,634
Collateralized mortgage obligations:
Residential	(471)	33,973	(889)	28,540	(1,360)	62,513
Commercial	(89)	9,748	(95)	4,729	(184)	14,477
Corporate debt securities	(1,191)	40,833	(1,161)	28,261	(2,352)	69,094
	$(3,026)	$179,934	$(3,111)	$89,722	$(6,137)	$269,656

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$—	$—	$(853)	$57,242	$(853)	$57,242
Municipal bonds	(11)	2,339	(246)	17,155	(257)	19,494
Collateralized mortgage obligations:
Residential	—	—	(1,249)	31,021	(1,249)	31,021
Commercial	(29)	5,037	(260)	15,449	(289)	20,486
Corporate debt securities	(56)	13,140	(1,054)	40,997	(1,110)	54,137
	$(96)	$20,516	$(3,662)	$161,864	$(3,758)	$182,380

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. As of June 30, 2015 and December 31, 2014, the Company does not expect any credit losses on its debt securities. In addition, as of June 30, 2015 and December 31, 2014, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At June 30, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$5	0.42%	$7,171	1.96%	$101,450	1.93%	$108,626	1.93%
Commercial	—	—	—	—	—	—	13,353	4.86	13,353	4.86
Municipal bonds	—	—	4,199	3.65	22,075	3.50	110,975	4.20	137,249	4.07
Collateralized mortgage obligations:
Residential	—	—	—	—	173	0.90	80,439	1.70	80,612	1.70
Commercial	—	—	—	—	9,748	1.95	9,523	1.69	19,271	1.82
Corporate debt securities	—	—	11,050	2.45	41,325	3.22	30,323	3.64	82,698	3.28
U.S. Treasury securities	41,023	0.35	—	—	—	—	—	—	41,023	0.35
Total available for sale	$41,023	0.35%	$15,254	2.77%	$80,492	3.03%	$346,063	2.85%	$482,832	2.67%

	At December 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,949	1.72%	$100,331	1.75%	$107,280	1.75%
Commercial	—	—	—	—	—	—	13,671	4.75	13,671	4.75
Municipal bonds	—	—	604	4.10	23,465	3.55	98,265	4.21	122,334	4.09
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	43,166	1.84	43,166	1.84
Commercial	—	—	—	—	9,776	1.96	10,710	1.99	20,486	1.97
Corporate debt securities	—	—	9,000	2.21	38,487	3.35	31,913	3.73	79,400	3.37
U.S. Treasury securities	25,998	0.28	14,991	0.46	—	—	—	—	40,989	0.35
Total available for sale	$25,998	0.28%	$24,595	1.19%	$78,677	3.09%	$298,056	2.92%	$427,326	2.69%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Proceeds	$—	$11,541	$—	$65,846
Gross gains	—	118	—	895
Gross losses	—	(137)	—	(201)

There were $116.6 million and $44.3 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Des Moines ("FHLB") at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, there were $34.1 million and $33.4 million, respectively, of securities pledged to secure derivatives in a liability position.

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at June 30, 2015 and December 31, 2014.

Tax-exempt interest income on securities available for sale totaling $852 thousand and $863 thousand for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies and Note 5, Loans and Credit Quality within our 2014 Annual Report on Form 10-K.

The Company's portfolio of loans held for investment is divided into two portfolio segments, consumer loans and commercial loans, which are the same segments used to determine the allowance for loan losses.  Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and commercial real estate, multifamily, construction/land development and commercial business loans within the commercial loan portfolio segment.

Loans held for investment consist of the following:

(in thousands)	At June 30, 2015		At December 31, 2014

Consumer loans
Single family	$1,182,542	(1)	$896,665
Home equity and other	216,635		135,598
	1,399,177		1,032,263
Commercial loans
Commercial real estate	547,571		523,464
Multifamily	366,187		55,088
Construction/land development	454,817		367,934
Commercial business	166,216		147,449
	1,534,791		1,093,935
	2,933,968		2,126,198
Net deferred loan fees, costs and discounts	(7,516)		(5,048)
	2,926,452		2,121,150
Allowance for loan losses	(25,777)		(22,021)
	$2,900,675		$2,099,129

(1)
Includes $38.2 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.32 billion and $1.06 billion at June 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $516.2 million and $487.2 million were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentration
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, Oregon, California and Hawaii. At June 30, 2015, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 20.7%, 15.0% and 11.3% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.8% of the total portfolio. At December 31, 2014 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.0% and 20.7% and 13.7% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2015. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within our 2014 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Allowance for credit losses (roll-forward):
Beginning balance	$25,628	$22,317	$22,524	$24,089
Provision (reversal of provision) for credit losses	500	—	3,500	(1,500)
(Charge-offs), net of recoveries	320	(149)	424	(421)
Ending balance	$26,448	$22,168	$26,448	$22,168
Components:
Allowance for loan losses	$25,777	$21,926	$25,777	$21,926
Allowance for unfunded commitments	671	242	671	242
Allowance for credit losses	$26,448	$22,168	$26,448	$22,168

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,959	$—	$181	$(1,143)	$8,997
Home equity and other	3,331	(119)	57	613	3,882
	13,290	(119)	238	(530)	12,879
Commercial loans
Commercial real estate	4,551	—	37	458	5,046
Multifamily	661	—	—	119	780
Construction/land development	5,003	—	85	855	5,943
Commercial business	2,123	(9)	88	(402)	1,800
	12,338	(9)	210	1,030	13,569
Total allowance for credit losses	$25,628	$(128)	$448	$500	$26,448

	Three Months Ended June 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,406	$(172)	$25	$(148)	$9,111
Home equity and other	3,882	(136)	236	(465)	3,517
	13,288	(308)	261	(613)	12,628
Commercial loans
Commercial real estate	4,309	(23)	100	(323)	4,063
Multifamily	965	—	—	(78)	887
Construction/land development	2,003	—	46	369	2,418
Commercial business	1,752	(288)	63	645	2,172
	9,029	(311)	209	613	9,540
Total allowance for credit losses	$22,317	$(619)	$470	$—	$22,168

	Six Months Ended June 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$—	$246	$(696)	$8,997
Home equity and other	3,322	(201)	141	620	3,882
	12,769	(201)	387	(76)	12,879
Commercial loans
Commercial real estate	3,846	(16)	37	1,179	5,046
Multifamily	673	—	—	107	780
Construction/land development	3,818	—	99	2,026	5,943
Commercial business	1,418	(9)	127	264	1,800
	9,755	(25)	263	3,576	13,569
Total allowance for credit losses	$22,524	$(226)	$650	$3,500	$26,448

	Six Months Ended June 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(283)	$41	$(2,637)	$9,111
Home equity and other	3,987	(559)	326	(237)	3,517
	15,977	(842)	367	(2,874)	12,628
Commercial loans
Commercial real estate	4,012	(23)	156	(82)	4,063
Multifamily	942	—	—	(55)	887
Construction/land development	1,414	—	62	942	2,418
Commercial business	1,744	(288)	147	569	2,172
	8,112	(311)	365	1,374	9,540
Total allowance for credit losses	$24,089	$(1,153)	$732	$(1,500)	$22,168

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2015
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,738	$259	$8,997	$1,065,566	$78,752	$1,144,318
Home equity and other	3,719	163	3,882	214,468	2,167	216,635
	12,457	422	12,879	1,280,034	80,919	1,360,953
Commercial loans
Commercial real estate	4,672	374	5,046	523,570	24,001	547,571
Multifamily	581	199	780	361,475	4,712	366,187
Construction/land development	5,943	—	5,943	450,217	4,600	454,817
Commercial business	1,487	313	1,800	160,173	6,043	166,216
	12,683	886	13,569	1,495,435	39,356	1,534,791
Total loans evaluated for impairment	25,140	1,308	26,448	2,775,469	120,275	2,895,744
Loans held for investment carried at fair value						38,224	(1)
Total loans held for investment	$25,140	$1,308	$26,448	$2,775,469	$120,275	$2,933,968

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

	At December 31, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,743	$704	$9,447	$818,783	$77,882	$896,665
Home equity and other	3,165	157	3,322	132,937	2,661	135,598
	11,908	861	12,769	951,720	80,543	1,032,263
Commercial loans
Commercial real estate	3,806	40	3,846	496,685	26,779	523,464
Multifamily	312	361	673	52,011	3,077	55,088
Construction/land development	3,818	—	3,818	362,487	5,447	367,934
Commercial business	974	444	1,418	144,071	3,378	147,449
	8,910	845	9,755	1,055,254	38,681	1,093,935
Total	$20,818	$1,706	$22,524	$2,006,974	$119,224	$2,126,198

The Company recorded $500 thousand of provision for credit losses in the second quarter of 2015. The credit loss provision recorded in the quarter was the result of overall growth in the loans held for investment portfolio.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$76,135	$78,337	$—
Home equity and other	1,387	1,412	—
	77,522	79,749	—
Commercial loans
Commercial real estate	10,429	12,179	—
Multifamily	3,810	4,223	—
Construction/land development	4,600	5,101	—
Commercial business	5,015	5,516	—
	23,854	27,019	—
	$101,376	$106,768	$—
With an allowance recorded:
Consumer loans
Single family	$2,617	$2,730	$259
Home equity and other	780	780	163
	3,397	3,510	422
Commercial loans
Commercial real estate	13,572	13,585	374
Multifamily	902	850	199
Construction/land development	—	—	—
Commercial business	1,028	1,145	313
	15,502	15,580	886
	$18,899	$19,090	$1,308
Total:
Consumer loans
Single family(3)	$78,752	$81,067	$259
Home equity and other	2,167	2,192	163
	80,919	83,259	422
Commercial loans
Commercial real estate	24,001	25,764	374
Multifamily	4,712	5,073	199
Construction/land development	4,600	5,101	—
Commercial business	6,043	6,661	313
	39,356	42,599	886
Total impaired loans	$120,275	$125,858	$1,308

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $75.7 million in performing troubled debt restructurings ("TDRs").

	At December 31, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$48,104	$50,787	$—
Home equity and other	1,824	1,850	—
	49,928	52,637	—
Commercial loans
Commercial real estate	25,540	27,205	—
Multifamily	508	508	—
Construction/land development	5,447	14,532	—
Commercial business	1,302	3,782	—
	32,797	46,027	—
	$82,725	$98,664	$—
With an allowance recorded:
Consumer loans
Single family	$29,778	$29,891	$704
Home equity and other	837	837	157
	30,615	30,728	861
Commercial loans
Commercial real estate	1,239	1,399	40
Multifamily	2,569	2,747	361
Commercial business	2,076	2,204	444
	5,884	6,350	845
	$36,499	$37,078	$1,706
Total:
Consumer loans
Single family(3)	$77,882	$80,678	$704
Home equity and other	2,661	2,687	157
	80,543	83,365	861
Commercial loans
Commercial real estate	26,779	28,604	40
Multifamily	3,077	3,255	361
Construction/land development	5,447	14,532	—
Commercial business	3,378	5,986	444
	38,681	52,377	845
Total impaired loans	$119,224	$135,742	$1,706

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.6 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Consumer loans
Single family	$78,720	$70,977	$78,440	$71,713
Home equity and other	2,250	2,466	2,387	2,525
	80,970	73,443	80,827	74,238
Commercial loans
Commercial real estate	23,469	31,771	24,572	31,806
Multifamily	4,270	3,135	3,873	3,144
Construction/land development	5,047	5,875	5,180	5,966
Commercial business	4,832	3,200	4,347	3,085
	37,618	43,981	37,972	44,001
	$118,588	$117,424	$118,799	$118,239

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At June 30, 2015
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,149,603	(1)	$1,498	$20,604	$10,837	$1,182,542
Home equity and other	214,492		61	481	1,601	216,635
	1,364,095		1,559	21,085	12,438	1,399,177
Commercial loans
Commercial real estate	452,364		76,226	8,285	10,696	547,571
Multifamily	339,780		18,529	4,687	3,191	366,187
Construction/land development	448,247		3,240	1,314	2,016	454,817
Commercial business	131,601		27,647	2,354	4,614	166,216
	1,371,992		125,642	16,640	20,517	1,534,791
	$2,736,087		$127,201	$37,725	$32,955	$2,933,968

(1)
Includes $38.2 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

	At December 31, 2014
(in thousands)	Pass	Watch	Special mention	Substandard	Total

Consumer loans
Single family	$865,641	$361	$21,714	$8,949	$896,665
Home equity and other	133,338	82	652	1,526	135,598
	998,979	443	22,366	10,475	1,032,263
Commercial loans
Commercial real estate	441,509	67,434	13,066	1,455	523,464
Multifamily	50,495	1,516	3,077	—	55,088
Construction/land development	361,167	2,830	1,261	2,676	367,934
Commercial business	115,665	25,724	3,690	2,370	147,449
	968,836	97,504	21,094	6,501	1,093,935
	$1,967,815	$97,947	$43,460	$16,976	$2,126,198

As of June 30, 2015 and December 31, 2014, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 6, Loans and Credit Quality within our 2014 Annual Report on Form 10-K.

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

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At June 30, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$8,619	$3,400	$41,959	$53,978	$1,128,564	(1)	$1,182,542	$31,700	(2)
Home equity and other	658	80	1,533	2,271	214,364		216,635	—
	9,277	3,480	43,492	56,249	1,342,928		1,399,177	31,700
Commercial loans
Commercial real estate	—	—	3,850	3,850	543,721		547,571	—
Multifamily	—	—	1,671	1,671	364,516		366,187	—
Construction/land development	—	—	—	—	454,817		454,817	—
Commercial business	—	—	3,995	3,995	162,221		166,216	—
	—	—	9,516	9,516	1,525,275		1,534,791	—
	$9,277	$3,480	$53,008	$65,765	$2,868,203		$2,933,968	$31,700

	At December 31, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$7,832	$2,452	$43,105	$53,389	$843,276	$896,665	$34,737	(2)
Home equity and other	371	81	1,526	1,978	133,620	135,598	—
	8,203	2,533	44,631	55,367	976,896	1,032,263	34,737
Commercial loans
Commercial real estate	—	—	4,843	4,843	518,621	523,464	—
Multifamily	—	—	—	—	55,088	55,088	—
Construction/land development	—	1,261	—	1,261	366,673	367,934	—
Commercial business	611	3	1,527	2,141	145,308	147,449	250
	611	1,264	6,370	8,245	1,085,690	1,093,935	250
	$8,814	$3,797	$51,001	$63,612	$2,062,586	$2,126,198	$34,987

(1)
Includes $38.2 million of loans at June 30, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At June 30, 2015
(in thousands)	Accrual		Nonaccrual (2)	Total

Consumer loans
Single family	$1,172,283	(1)	$10,259	$1,182,542
Home equity and other	215,102		1,533	216,635
	1,387,385		11,792	1,399,177
Commercial loans
Commercial real estate	543,721		3,850	547,571
Multifamily	364,516		1,671	366,187
Construction/land development	454,817		—	454,817
Commercial business	162,221		3,995	166,216
	1,525,275		9,516	1,534,791
	$2,912,660		$21,308	$2,933,968

(1)
Includes $38.2 million of loans at June 30, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	Included in this balance are $8.5 million of acquired nonperforming loans.

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$888,297	$8,368	$896,665
Home equity and other	134,072	1,526	135,598
	1,022,369	9,894	1,032,263
Commercial loans
Commercial real estate	518,621	4,843	523,464
Multifamily	55,088	—	55,088
Construction/land development	367,934	—	367,934
Commercial business	146,172	1,277	147,449
	1,087,815	6,120	1,093,935
	$2,110,184	$16,014	$2,126,198

The following tables present information about troubled debt restructurings ("TDRs") activity during the periods presented.

	Three Months Ended June 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	17	$4,402	$—
	Payment restructure	—	—	—
Home equity and other
	Interest rate reduction	—	—	—
Total consumer
	Interest rate reduction	17	4,402	—
	Payment restructure	—	—	—
		17	4,402	—

Commercial loans
Commercial real estate
	Interest rate reduction	—	—	—
	Payment restructure	—	—	—
Commercial business
	Interest rate reduction	2	482	—
	Forgiveness of principal	—	—	—
Total commercial
	Interest rate reduction	2	482	—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—
		2	482	—
Total loans
	Interest rate reduction	19	4,884	—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—
		19	$4,884	$—

	Three Months Ended June 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	15	$2,430	$—
Total consumer
	Interest rate reduction	15	2,430	—
		15	2,430	—
Commercial loans
Commercial real estate
	Payment restructure	2	2,092	—
Commercial business
	Forgiveness of principal	1	208	288
Total commercial
	Payment restructure	2	2,092	—
	Forgiveness of principal	1	208	288
		3	2,300	288
Total loans
	Interest rate reduction	15	2,430	—
	Payment restructure	2	2,092	—
	Forgiveness of principal	1	208	288
		18	$4,730	$288

	Six Months Ended June 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	28	$6,792	$—
	Payment restructure	—	—	—
Home equity and other
	Interest rate reduction	1	37	—
Total consumer
	Interest rate reduction	29	6,829	—
	Payment restructure	—	—	—
		29	6,829	—

Commercial loans
Commercial real estate
	Interest rate reduction	—	—	—
	Payment restructure	—	—	—
Commercial business
	Interest rate reduction	2	482
	Forgiveness of principal	—	—	—
Total commercial
	Interest rate reduction	2	482	—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—
		2	482	—
Total loans
	Interest rate reduction	31	7,311	—
	Payment restructure	—	—	—
	Forgiveness of principal	—	—	—
		31	$7,311	$—

	Six Months Ended June 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	24	$4,187	$—
	Payment restructure	2	365	—
Total consumer
	Interest rate reduction	24	4,187	—
	Payment restructure	2	365	—
		26	4,552	—
Commercial loans
Commercial real estate
	Payment restructure	3	4,248	—
Commercial business
	Interest rate reduction	2	117	—
	Forgiveness of principal	1	208	288
Total commercial
	Interest rate reduction	2	117	—
	Payment restructure	3	4,248	—
	Forgiveness of principal	1	208	288
		6	4,573	288
Total loans
	Interest rate reduction	26	4,304	—
	Payment restructure	5	4,613	—
	Forgiveness of principal	1	208	288
		32	$9,125	$288

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2015 and 2014, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2015		2014
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	1	$220	2	$425
Home equity and other	—	—	—	—
	1	220	2	425
	1	$220	2	$425

	Six Months Ended June 30,
	2015		2014
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,718	4	$728
Home equity and other	—	—	1	190
	7	1,718	5	918
	7	$1,718	5	$918

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2015	At December 31, 2014

Noninterest-bearing accounts	$681,059	$470,663
NOW accounts, 0.00% to 1.00% at June 30, 2015 and 0.00% to 1.00% at December 31, 2014	453,366	272,390
Statement savings accounts, due on demand, 0.00% to 1.99% at June 30, 2015 and 0.00% to 1.99% at December 31, 2014	300,214	200,638
Money market accounts, due on demand, 0.00% to 1.45% at June 30, 2015 and 0.00% to 1.45% at December 31, 2014	1,134,687	1,007,214
Certificates of deposit, 0.05% to 4.54% at June 30, 2015 and 0.05% to 3.80% at December 31, 2014	753,327	494,525
	$3,322,653	$2,445,430

There were $1.6 million in public funds included in deposits as of June 30, 2015 and $2.2 million at December 31, 2014.

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

NOW accounts	$466	$286	$788	$546
Statement savings accounts	266	211	521	411
Money market accounts	1,244	1,080	2,383	2,101
Certificates of deposit	1,029	779	1,895	1,658
	$3,005	$2,356	$5,587	$4,716

The weighted-average interest rates on certificates of deposit June 30, 2015 and December 31, 2014 were 0.91% and 0.60%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2015

Within one year	$562,436
One to two years	114,920
Two to three years	27,761
Three to four years	26,034
Four to five years	22,176
$753,327

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2015 and December 31, 2014 was $336.7 million and $188.7 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2015 and December 31, 2014 was $69.2 million and $30.2 million, respectively. There were $176.1 million of brokered deposits at each of June 30, 2015 and December 31, 2014.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at June 30, 2015 or December 31, 2014. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities of this Form 10-Q for further information on securities collateral pledged. At June 30, 2015 and December 31, 2014, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 11, Derivatives and Hedging Activities within our 2014 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$2,110,586	$9,785	$(3,190)
Interest rate swaptions	20,000	31	—
Interest rate lock commitments	806,471	24,004	(517)
Interest rate swaps	717,200	1,504	(12,877)
Total derivatives before netting	$3,654,257	35,324	(16,584)
Netting adjustments		(8,019)	8,019
Carrying value on consolidated statements of financial condition		$27,305	$(8,565)

	At December 31, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$934,986	$1,071	$(5,658)
Interest rate swaptions	15,000	—	—
Interest rate lock commitments	392,687	11,939	(6)
Interest rate swaps	610,150	11,689	(972)
Total derivatives before netting	$1,952,823	24,699	(6,636)
Netting adjustments		(5,858)	5,858
Carrying value on consolidated statements of financial condition		$18,841	$(778)

The following tables present gross and net information about derivative instruments.

	At June 30, 2015
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$35,324	$(8,019)	$27,305	$—	$—	$27,305

Derivative liabilities	$(16,584)	$8,019	$(8,565)	$6,607	$1,335	$(623)

	At December 31, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$24,699	$(5,858)	$18,841	$—	$—	$18,841

Derivative liabilities	$(6,636)	$5,858	$(778)	$—	$762	$(16)

(1)
Excludes cash collateral of $26.2 million and $20.4 million at June 30, 2015 and December 31, 2014, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both June 30, 2015 and December 31, 2014.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$14,248	$(4,580)	$22,251	$(6,014)
Mortgage servicing income (2)	(17,221)	10,941	(4,987)	20,838
	$(2,973)	$6,361	$17,264	$14,824

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2015	At December 31, 2014

Single family	$955,726	$610,350
Multifamily	16,457	10,885
Total loans held for sale	$972,183	$621,235

Loans sold consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Single family	$1,894,387	$906,342	$3,211,346	$1,526,255
Multifamily	72,459	15,902	98,632	22,165
Total loans sold	$1,966,846	$922,244	$3,309,978	$1,548,420

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Single family:
Servicing value and secondary market gains(1)	$61,884	$30,233	$118,173	$49,792
Loan origination and funding fees	5,635	6,781	10,090	11,542
Total single family	67,519	37,014	128,263	61,334
Multifamily	2,314	693	3,253	1,089
Other	141	4,087	345	4,881
Total net gain on mortgage loan origination and sale activities	$69,974	$41,794	$131,861	$67,304

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

(in thousands)	At June 30, 2015	At December 31, 2014

Single family
U.S. government and agency	$12,361,841	$10,630,864
Other	618,204	585,344
	12,980,045	11,216,208
Commercial
Multifamily	840,051	752,640
Other	83,982	82,354
	924,033	834,994
Total loans serviced for others	$13,904,078	$12,051,202

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$2,111	$1,142	$1,956	$1,260
Additions (1)	682	313	1,169	552
Realized losses (2)	(313)	(220)	(645)	(577)
Balance, end of period	$2,480	$1,235	$2,480	$1,235

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $9.8 million and $7.8 million were recorded in other assets as of June 30, 2015 and December 31, 2014, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At June 30, 2015 and December 31, 2014, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $21.8 million and $21.2 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014		2015	2014

Servicing income, net:
Servicing fees and other	$10,057	$10,112		$19,120	$19,961
Changes in fair value of single family MSRs due to modeled amortization (1)	(9,012)	(7,109)		(18,247)	(13,077)
Amortization of multifamily MSRs	(476)	(434)		(930)	(858)
	569	2,569		(57)	6,026
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	18,483	(3,326)	(3)	11,172	(8,735)	(3)
Net gain (loss) from derivatives economically hedging MSR	(17,221)	10,941		(4,987)	20,838
	1,262	7,615		6,185	12,103
Mortgage servicing income	$1,831	$10,184		$6,128	$18,129

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2015	2014	2015	2014

Constant prepayment rate ("CPR") (2)	13.31%	13.71%	14.56%	12.79%
Discount rate	10.06%	11.06%	10.28%	10.80%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2015

Fair value of single family MSR	$140,588
Expected weighted-average life (in years)	5.20
Constant prepayment rate (1)	15.35%
Impact on 25 basis points adverse change	$(9,600)
Impact on 50 basis points adverse change	$(19,755)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(4,328)
Impact on fair value of 200 basis points increase	$(8,405)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014		2015	2014

Beginning balance	$110,709	$149,646		$112,439	$153,128
Additions and amortization:
Originations	20,405	11,827		35,218	19,720
Purchases	3	3		6	5
Sale of single family MSRs	—	(43,248)	(3)	—	(43,248)	(3)
Changes due to modeled amortization(1)	(9,012)	(7,109)		(18,247)	(13,077)
Net additions and amortization	11,396	(38,527)		16,977	(36,600)
Changes in fair value due to changes in model inputs and/or assumptions (2)	18,483	(2,250)	(4)	11,172	(7,659)	(4)
Ending balance	$140,588	$108,869		$140,588	$108,869

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	On June 30, 2014, the Company sold the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae.

(4)	Includes pre-tax income of $5.7 million, excluding transaction costs, resulting from the sale of single family MSRs on June 30, 2014.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Beginning balance	$11,013	$9,095	$10,885	$9,335
Origination	2,112	461	2,694	644
Amortization	(476)	(434)	(930)	(857)
Ending balance	$12,649	$9,122	$12,649	$9,122

At June 30, 2015, the expected weighted-average life of the Company’s multifamily MSRs was 9.71 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2015

Remainder of 2015	$996
2016	1,910
2017	1,788
2018	1,631
2019	1,521
2020 and thereafter	4,803
Carrying value of multifamily MSR	$12,649

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2015 and December 31, 2014 was $78.0 million and $72.0 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $401.0 million and $379.4 million at June 30, 2015 and December 31, 2014, respectively. Unused home equity and commercial banking funding lines totaled $139.9 million and $149.4 million at June 30, 2015 and December 31, 2014, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $671 thousand and $503 thousand at June 30, 2015 and December 31, 2014, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2015 and December 31, 2014, the total unpaid principal balance of loans sold under this program was $840.1 million and $752.6 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.7 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2015 and 2014.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $13.06 billion and $11.30 billion as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.5 million and $2.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2015, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of June 30, 2015.

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

(in thousands)	Fair Value at June 30, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$108,627	$—	$108,627	$—
Commercial	13,352	—	13,352	—
Municipal bonds	137,249	—	137,249	—
Collateralized mortgage obligations:
Residential	80,612	—	80,612	—
Commercial	19,271	—	19,271	—
Corporate debt securities	82,698	—	82,698	—
U.S. Treasury securities	41,023	—	41,023	—
Single family mortgage servicing rights	140,588	—	—	140,588
Single family loans held for sale	955,726	—	955,726	—
Single family loans held for investment	38,224	—	—	38,224
Derivatives
Forward sale commitments	9,785	—	9,785	—
Interest rate swaptions	31	—	31	—
Interest rate lock commitments	24,004	—	—	24,004
Interest rate swaps	1,504	—	1,504	—
Total assets	$1,652,694	$—	$1,449,878	$202,816
Liabilities:
Derivatives
Forward sale commitments	$3,190	$—	$3,190	$—
Interest rate lock commitments	517	—	—	517
Interest rate swaps	12,877	—	12,877	—
Total liabilities	$16,584	$—	$16,067	$517

(in thousands)	Fair Value at December 31, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,280	$—	$107,280	$—
Commercial	13,671	—	13,671	—
Municipal bonds	122,334	—	122,334	—
Collateralized mortgage obligations:
Residential	43,166	—	43,166	—
Commercial	20,486	—	20,486	—
Corporate debt securities	79,400	—	79,400	—
U.S. Treasury securities	40,989	—	40,989	—
Single family mortgage servicing rights	112,439	—	—	112,439
Single family loans held for sale	610,350	—	610,350	—
Derivatives
Forward sale commitments	1,071	—	1,071	—
Interest rate lock commitments	11,939	—	—	11,939
Interest rate swaps	11,689	—	11,689	—
Total assets	$1,174,814	$—	$1,050,436	$124,378
Liabilities:
Derivatives
Forward sale commitments	$5,658	$—	$5,658	$—
Interest rate lock commitments	6	—	—	6
Interest rate swaps	972	—	972	—
Total liabilities	$6,636	$—	$6,630	$6

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2015 and 2014.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2015 and 2014, see Note 7, Mortgage Banking Operations of this Form 10-Q.

During the first quarter of 2015, the Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company has elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $38.2 million at June 30, 2015.
The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At June 30, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$38,224	Income approach	Implied spread to benchmark interest rate curve	3.98%	4.98%	4.34%

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Beginning balance, net	$26,019	$10,094	$11,933	$5,972
Total realized/unrealized gains(1)	32,160	34,495	88,146	54,662
Settlements	(34,692)	(27,183)	(76,592)	(43,228)
Ending balance, net	$23,487	$17,406	$23,487	$17,406

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized gains of $399 thousand and $17.1 million for the three months ended June 30, 2015 and 2014, respectively, and $508 thousand and $26.9 million for the six months ended June 30, 2015 and 2014, respectively, recognized on interest rate lock commitments outstanding at the beginning of the period and still outstanding at June 30, 2015 and 2014, respectively.

During the second quarter of 2015, the Company recorded an out-of-period adjustment of $2.4 million, recorded as an increase to net gain on mortgage loan origination and sale activities, resulting in a $1.5 million increase to net income, or $0.07 per share, which represented a correction of an error.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At June 30, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$23,487	Income approach	Fall out factor	1.10%	57.41%	17.04%
			Value of servicing	0.62%	2.51%	0.99%

(dollars in thousands)	At December 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$11,933	Income approach	Fall out factor	0.6%	77.9%	21.4%
			Value of servicing	0.56%	1.94%	0.93%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and six months ended June 30, 2015 and June 30, 2014, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended June 30, 2015, the Company applied a range of stated value adjustments of 42.4% to 51.4%, with a weighted average rate of 48.2%. During the six months ended June 30, 2015, the Company applied a range of stated value adjustments of 25.0% to 51.4%, with a weighted average of 36.8%. During the three months ended June 30, 2014, the Company applied a range of stated value adjustments of 6.3% to 68.1%, with a weighted average of 35.2%. During the six months ended June 30, 2014, the Company applied a range of stated value adjustments of 6.3% to 68.1%, with a weighted average of 24.4%.

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

The following tables present assets that had changes in their recorded fair value during the three and six months ended June 30, 2015 and 2014 and still held at the end of the respective reporting period.

	Three Months Ended June 30, 2015
(in thousands)	Fair Value of Assets Held at June 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$8,955	$—	$—	$8,955	$170
Total	$8,955	$—	$—	$8,955	$170

	Three Months Ended June 30, 2014
(in thousands)	Fair Value of Assets Held at June 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$21,890	$—	$—	$21,890	$(899)
Other real estate owned(2)	6,772	—	—	6,772	24
Total	$28,662	$—	$—	$28,662	$(875)

	Six Months Ended June 30, 2015
(in thousands)	Fair Value of Assets Held at June 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$8,955	$—	$—	$8,955	$184
Total	$8,955	$—	$—	$8,955	$184

	Six Months Ended June 30, 2014
(in thousands)	Fair Value of Assets Held at June 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$21,890	$—	$—	$21,890	$(410)
Other real estate owned(2)	6,772	—	—	6,772	24
Total	$28,662	$—	$—	$28,662	$(386)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$46,197	$46,197	$46,197	$—	$—
Investment securities held to maturity	26,713	26,713	—	26,713	—
Loans held for investment	2,862,451	2,947,548	—	—	2,947,548
Loans held for sale – multifamily	16,457	16,457	—	16,457	—
Mortgage servicing rights – multifamily	12,649	14,311	—	—	14,311
Federal Home Loan Bank stock	40,742	40,742	—	40,742	—
Liabilities:
Deposits	$3,322,653	$3,322,316	$—	$3,322,316	$—
Federal Home Loan Bank advances	922,832	926,104	—	926,104	—
Long-term debt	61,857	60,244	—	60,244	—

	At December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,502	$30,502	$30,502	$—	$—
Investment securities held to maturity	28,006	28,537	—	28,537	—
Loans held for investment	2,099,129	2,150,672	—	—	2,150,672
Loans held for sale – multifamily	10,885	10,855	—	10,855	—
Mortgage servicing rights – multifamily	10,885	12,540	—	—	12,540
Federal Home Loan Bank stock	33,915	33,915	—	33,915	—
Liabilities:
Deposits	$2,445,430	$2,445,635	$—	$2,445,635	$—
Federal Home Loan Bank advances	597,590	600,599	—	600,599	—
Federal funds purchased and securities sold under agreements to repurchase	50,000	50,000	—	50,000	—
Long-term debt	61,857	60,235	—	60,235	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $3.6 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014

Net income	$12,376	$9,362	$22,680	$11,663
Weighted average shares:
Basic weighted-average number of common shares outstanding	22,028,539	14,800,853	19,593,421	14,792,638
Dilutive effect of outstanding common stock equivalents (1)	264,195	154,145	230,484	163,441
Diluted weighted-average number of common stock outstanding	22,292,734	14,954,998	19,823,905	14,956,079
Earnings per share:
Basic earnings per share	$0.56	$0.63	$1.16	$0.79
Diluted earnings per share	$0.56	$0.63	$1.14	$0.78

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2015 and 2014 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 927 and 106,266 at June 30, 2015 and 2014, respectively.

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

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. We also purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. On occasion, we may sell a portion of our MSR portfolio. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Financial highlights by operating segment were as follows.

	Three Months Ended June 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$7,585	$30,645	$38,230
Provision for credit losses	—	500	500
Noninterest income	69,363	3,624	72,987
Noninterest expense	63,055	29,280	92,335
Income before income taxes	13,893	4,489	18,382
Income tax expense	4,371	1,635	6,006
Net income	$9,522	$2,854	$12,376
Total assets	$1,175,075	$3,691,173	$4,866,248

	Three Months Ended June 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,744	$19,403	$23,147
Provision (reversal of provision) for credit losses	—	—	—
Noninterest income	47,036	6,614	53,650
Noninterest expense	42,537	20,434	62,971
(Loss) income before income taxes	8,243	5,583	13,826
Income tax (benefit) expense	2,634	1,830	4,464
Net (loss) income	$5,609	$3,753	$9,362
Total assets	$695,237	$2,540,439	$3,235,676

	Six Months Ended June 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$13,212	$55,752	$68,964
Provision for credit losses	—	3,500	3,500
Noninterest income	134,655	13,705	148,360
Noninterest expense	116,871	64,946	181,817
Income before income taxes	30,996	1,011	32,007
Income tax expense	11,156	(1,829)	9,327
Net income	$19,840	$2,840	$22,680
Total assets	$1,175,075	$3,691,173	$4,866,248

	Six Months Ended June 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$6,223	$39,636	$45,859
Provision for credit losses	—	(1,500)	(1,500)
Noninterest income	78,785	9,572	88,357
Noninterest expense	79,335	39,727	119,062
Income before income taxes	5,673	10,981	16,654
Income tax expense	1,879	3,112	4,991
Net income	$3,794	$7,869	$11,663
Total assets	$695,237	$2,540,439	$3,235,676

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

•	our ability to implement and maintain appropriate disclosure controls and procedures and internal controls over financial reporting;

•	our ability to implement new or expanded business products and business lines;

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

•	our ability to effectively integrate any recent or future acquisitions with our operations;

•
our ability to maintain confidentiality, integrity, and availability of enterprise data, including unauthorized electronic access, physical security threats, and inadvertent disclosure, which could lead to reputational harm and litigation risks;

•
general economic conditions, either nationally or in our market area, including increases in mortgage interest rates, declines in housing refinance activities, changes in the availability and affordability of single family housing, employment trends, business contraction, consumer confidence, real estate values and other recessionary pressures;

•	the impact of changes to local zoning and land use ordinances that may impact the availability of single family housing in our market areas;

•
the impact of and our ability to anticipate and respond effectively to changes in the levels of general interest rates, mortgage interest rates, deposit interest rates, our net interest margin and funding sources;

•
our ability to achieve compliance with complex new regulatory requirements, including laws and regulations such as those related to the Dodd-Frank Act and new rules being promulgated under that Act, including the Final Truth In

Lending Act ("TILA")/Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure Rule (“Rule”) that will now become effective on October 3, 2015, which comes with increased penalties and the right of private action under TILA;

•
compliance with Basel III capital requirements and related regulations, as well as restrictions that may be imposed by our federal and state regulatory authorities, including the extent to which regulatory initiatives may affect our capital, liquidity and earnings;

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

You may review a copy of this Form 10-Q quarterly report, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission's Public Reference Room at, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the Securities and Exchange Commission. Copies of our Securities Exchange Act reports also are available from our investor relations website, http://ir.homestreet.com. Except as otherwise expressly noted in that section of our investor relations website, information contained in or linked from our websites is not incorporated into and does not constitute a part of this report.

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014

Income statement data (for the period ended):
Net interest income	$38,230	$30,734	$27,502	$25,308	$23,147	$68,964	$45,859
Provision (reversal of provision) for credit losses	500	3,000	500	—	—	3,500	(1,500)
Noninterest income	72,987	75,373	51,487	45,813	53,650	148,360	88,357
Noninterest expense	92,335	89,482	68,791	64,158	62,971	181,817	119,062
Net income before tax expense	18,382	13,625	9,698	6,963	13,826	32,007	16,654
Income tax expense	6,006	3,321	4,077	1,988	4,464	9,327	4,991
Net income	$12,376	$10,304	$5,621	$4,975	$9,362	$22,680	$11,663
Basic earnings per common share	$0.56	$0.60	$0.38	$0.34	$0.63	$1.16	$0.79
Diluted earnings per common share	$0.56	$0.59	$0.38	$0.33	$0.63	$1.14	$0.78
Common shares outstanding	22,065,249	22,038,748	14,856,611	14,852,971	14,849,692	22,065,249	14,849,692
Weighted average common shares:
Basic	22,028,539	17,158,303	14,811,699	14,805,780	14,800,853	19,593,421	14,792,638
Diluted	22,292,734	17,355,076	14,973,222	14,968,238	14,954,998	19,823,905	14,956,079
Shareholders’ equity per share	$20.29	$19.94	$20.34	$19.83	$19.41	$20.29	19.41
Financial position (at period end):
Cash and cash equivalents	$46,197	$56,864	$30,502	$34,687	$74,991	$46,197	$74,991
Investment securities	509,545	476,102	455,332	449,948	454,966	509,545	454,966
Loans held for sale	972,183	865,322	621,235	698,111	549,440	972,183	549,440
Loans held for investment, net	2,900,675	2,828,177	2,099,129	1,964,762	1,812,895	2,900,675	1,812,895
Mortgage servicing rights	153,237	121,722	123,324	124,593	117,991	153,237	117,991
Other real estate owned	11,428	11,589	9,448	10,478	11,083	11,428	11,083
Total assets	4,866,248	4,604,403	3,535,090	3,474,656	3,235,676	4,866,248	3,235,676
Deposits	3,322,653	3,344,223	2,445,430	2,425,458	2,417,712	3,322,653	2,417,712
Federal Home Loan Bank advances	922,832	669,419	597,590	598,590	384,090	922,832	384,090
Federal funds purchased and securities sold under agreements to repurchase	—	9,450	50,000	14,225	14,681	—	14,681
Shareholders’ equity	447,726	439,395	302,238	294,568	288,249	447,726	288,249
Financial position (averages):
Investment securities	$506,904	$462,762	$454,127	$457,545	$447,458	$484,955	$462,338
Loans held for investment	2,861,223	2,370,763	2,044,873	1,917,503	1,766,788	2,617,347	1,798,384
Total interest-earning assets	4,266,382	3,473,652	3,140,708	2,952,916	2,723,687	3,872,206	2,689,075
Total interest-bearing deposits	2,626,925	2,205,585	1,892,399	1,861,164	1,900,681	2,417,420	1,890,576
Federal Home Loan Bank advances	783,801	515,958	606,753	442,409	350,271	650,620	337,125
Federal funds purchased and securities sold under agreements to repurchase	4,336	41,734	23,338	11,149	1,129	22,932	568
Total interest-bearing liabilities	3,476,919	2,825,134	2,584,347	2,376,579	2,313,937	3,152,829	2,291,049
Shareholders’ equity	455,721	370,008	305,068	295,229	284,365	413,102	278,513

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014

Financial performance:
Return on average shareholders’ equity (1)	10.86%	11.14%	7.37%	6.74%	13.17%	10.98%	8.38%
Return on average assets	1.06%	1.08%	0.65%	0.61%	1.22%	1.07%	0.77%
Net interest margin (2)	3.63%	3.60%	3.53%	3.50%	3.48%	3.62%	3.49%
Efficiency ratio (3)	83.02%	84.33%	87.09%	90.21%	82.00%	83.66%	88.71%
Asset quality:
Allowance for credit losses	$26,448	$25,628	$22,524	$22,111	$22,168	$26,448	$22,168
Allowance for loan losses/total loans(4)	0.88%	0.87%	1.04%	1.10%	1.19%	0.88%	1.19%
Allowance for loan losses/nonaccrual loans	120.97%	117.48%	137.51%	109.75%	103.44%	120.97%	103.44%
Total nonaccrual loans (5)(6)	$21,308	$21,209	$16,014	$19,906	$21,197	$21,308	$21,197
Nonaccrual loans/total loans	0.73%	0.74%	0.75%	1.00%	1.16%	0.73%	1.16%
Other real estate owned	$11,428	$11,589	$9,448	$10,478	$11,083	$11,428	$11,083
Total nonperforming assets(6)	$32,736	$32,798	$25,462	$30,384	$32,280	$32,736	$32,280
Nonperforming assets/total assets	0.67%	0.71%	0.72%	0.87%	1.00%	0.67%	1.00%
Net (recoveries) charge-offs	$(320)	$(104)	$87	$57	$149	$(424)	$421
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)(7)	9.46%	11.47%	NA	NA	NA	9.46%	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.17%	13.75%	NA	NA	NA	13.17%	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.17%	13.75%	NA	NA	NA	13.97%	NA
Basel III - Total risk-based capital (to risk-weighted assets)	13.97%	14.57%	NA	NA	NA	13.97%	NA
Basel I - Tier 1 leverage capital (to average assets)(7)	NA	NA	9.38%	9.63%	10.17%	NA	10.17%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	NA	13.10%	13.03%	13.84%	NA	13.84%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	NA	14.03%	13.95%	14.84%	NA	14.84%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)(7)	9.87%	11.95%	NA	NA	NA	9.87%	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	10.69%	11.12%	NA	NA	NA	10.69%	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	12.05%	12.55%	NA	NA	NA	12.05%	NA
Basel III - Total risk-based capital (to risk-weighted assets)	12.75%	13.26%	NA	NA	NA	12.75%	NA
Other data:
Full-time equivalent employees (ending)	1,964	1,829	1,611	1,598	1,546	1,964	1,546

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.16%, 1.19%, 1.10%, 1.18% and 1.31% at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

(6)
Includes $1.2 million, $1.4 million, $4.4 million, $6.3 million and $6.5 million of nonperforming loans at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively, which are guaranteed by the Small Business Administration ("SBA").

(7)
March 31, 2015 Tier 1 leverage capital (to average assets) includes average assets from the Simplicity merger for one month. If the Simplicity merger had occurred on January 1, 2015, the Bank's Tier 1 leverage capital would have been 9.95% and the Company's Tier 1 leverage capital would have been 10.38%.

	At or for the Three Months Ended					At or for the Six Months Ended
(in thousands)	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$12,980,045	$11,910,254	$11,216,208	$10,593,265	$9,895,074	$12,980,045	$9,895,074
Multifamily	840,051	773,092	752,640	703,197	704,997	840,051	704,997
Other	83,982	83,574	82,354	86,589	97,996	83,982	97,996
Total loans serviced for others	$13,904,078	$12,766,920	$12,051,202	$11,383,051	$10,698,067	$13,904,078	$10,698,067

Loan production volumes:
Single family mortgage closed loans(1)(2)	$2,022,656	$1,606,893	$1,330,735	$1,294,895	$1,100,704	$3,629,549	$1,774,987
Single family mortgage interest rate lock commitments(2)	1,882,955	1,901,238	1,171,598	1,167,677	1,201,665	3,784,193	2,004,973
Single family mortgage loans sold(2)	1,894,387	1,316,959	1,273,679	1,179,464	906,342	3,211,346	1,526,255
Multifamily mortgage originations	79,789	24,428	57,135	60,699	23,105	104,217	34,448
Multifamily mortgage loans sold	72,459	26,173	99,285	20,409	15,902	98,632	22,165

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Management’s Overview of Second Quarter 2015 Financial Performance

We are a diversified financial services company founded in 1921 and headquartered in Seattle, Washington, serving customers primarily in the Pacific Northwest, California and Hawaii. HomeStreet, Inc. is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. The Bank is a Washington state-chartered savings bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement with WMS Series LLC, whose businesses are known as Windermere Mortgage Services and Penrith Home Loans.

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

On March 1, 2015, the Company completed its merger with Simplicity Bancorp, Inc., located in Southern California ("Simplicity"), immediately followed by the merger of its subsidiary Simplicity Bank with and into HomeStreet Bank (together, referred to as the “Simplicity merger”). At the closing, there were 7,180,005 shares of Simplicity common stock, par value $0.01, outstanding, all of which were cancelled in exchange for an equal number of shares of HomeStreet common stock, no par value, issued to Simplicity’s stockholders. The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $6.5 million, as subsequently adjusted, which was reported as a component of noninterest income on our consolidated statements of operations. We also recorded merger-related expenses of $15.4 million during the six months ended June 30, 2015. The results of operations of Simplicity are included in the consolidated results of operations from the date of the merger. The merger represents a significant expansion of HomeStreet’s banking activities into California.

At June 30, 2015, we had total assets of $4.87 billion, net loans held for investment of $2.90 billion, deposits of $3.32 billion and shareholders’ equity of $447.7 million. Through the Simplicity merger, we added $850.2 million of assets, $664.1 million of loans and $651.2 million of deposits.

Results for the second quarter of 2015 reflect the continued growth of our mortgage banking business and investments to expand our commercial and consumer business. Since June 2014, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 9 home loan centers and 10 retail deposit branches, three de novo and seven from the Simplicity merger, to bring our total home loan centers to 59, our total commercial lending centers to four and our total retail deposit branches to 41. During the first quarter of 2015, we launched HomeStreet Commercial Capital, a commercial real estate lending group originating permanent loans up to $10 million in size. The group is based in Orange County, California and will provide permanent financing for a range of commercial real estate loans including multifamily, industrial, retail, office, mobile home parks and self-storage facilities. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California.

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

1 DUS® is a registered trademark of Fannie Mae	60

Consolidated Financial Performance

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,		Percent Change
(in thousands, except per share data and ratios)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014

Selected statement of operations data
Total net revenue	$111,217	$76,797	45%	$217,324	$134,216	62%
Total noninterest expense	92,335	62,971	47	181,817	119,062	53
Provision (reversal of provision) for credit losses	500	—	NM	3,500	(1,500)	NM
Income tax expense	6,006	4,464	35	9,327	4,991	87
Net income	$12,376	$9,362	32%	$22,680	$11,663	94%

Financial performance
Diluted income per share	$0.56	$0.63		$1.14	$0.78
Return on average common shareholders’ equity	10.86%	13.17%		10.98%	8.38%
Return on average assets	1.06%	1.22%		1.07%	0.77%
Net interest margin	3.63%	3.48%		3.62%	3.49%
NM = Not meaningful

For the second quarter of 2015, net income was $12.4 million, or $0.56 per diluted share, compared to $9.4 million, or $0.63 per diluted share for the second quarter of 2014. Return on equity was 10.86% for the second quarter of 2015 (on an annualized basis), compared to 13.17% for the same period last year, while return on average assets was 1.06% for the second quarter of 2015 (on an annualized basis), compared to 1.22% for the same period last year. The decrease in the return on average equity and return on average assets was the result of assets and equity added through the Simplicity merger on March 1, 2015.

Commercial and Consumer Banking Segment Results

Our Commercial and Consumer Banking segment net income was $2.9 million in the second quarter of 2015, compared to net income of $3.8 million in the second quarter of 2014. Included in the results for the second quarter of 2015 are net merger-related expenses (net of tax) of $2.2 million compared to merger-related expenses of $394 thousand during the same period last year.

Commercial and Consumer Banking segment net interest income was $30.6 million for the second quarter of 2015, an increase of $11.2 million, or 57.9%, from $19.4 million for the second quarter of 2014, primarily due to higher average balances of loans held for investment.

The Company recorded $500 thousand of provision for credit losses in the second quarter of 2015 compared to no provision recorded in the second quarter of 2014. The additional credit loss provision in the quarter was due in part to overall growth in the loans held for investment portfolio, partially offset by the favorable impact of net loan loss recoveries during the quarter. Net recoveries were $320 thousand in the second quarter of 2015 compared to net charge-offs of $149 thousand in the second quarter of 2014. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.88% of loans held for investment at June 30, 2015 compared to 1.19% at June 30, 2014, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 1.16% of loans held for investment at June 30, 2015 compared to 1.31% at June 30, 2014. Nonperforming assets were $32.7 million, or 0.67% of total assets at June 30, 2015, compared to $32.3 million, or 1.00% of total assets at June 30, 2014.

Commercial and Consumer Banking segment noninterest expense of $29.3 million increased $8.8 million, or 43.3%, from $20.4 million in the second quarter of 2014, primarily due to merger-related costs from the Simplicity merger and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. We added 10 retail deposit branches, three de novo and seven from the Simplicity merger, and increased the segment's headcount by 26.4% during the twelve-month period. During the first quarter of 2015, the commercial and consumer banking segment further expanded its network into California through the launch of HomeStreet Commercial Capital and the addition of a team specializing in SBA lending.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $9.5 million in the second quarter of 2015, compared to net income of $5.6 million in the second quarter of 2014. The increase in net income is primarily due to higher net gain on mortgage loan origination and sale activities resulting from increased interest rate lock commitments in the quarter. During the second quarter of 2015, the Company recognized an additional $2.4 million of gain on mortgage loan origination and sale revenue related to the correction of an error in the mortgage loan pipeline valuation.

Mortgage Banking noninterest income of $69.4 million increased $22.3 million, or 47.5%, from $47.0 million in the second quarter of 2014, primarily due to a 56.7% increase in single family mortgage interest rate lock commitments. Increased interest rate lock commitments reflect sustained lower mortgage interest rates and growth in the overall segment loan origination capacity through the addition of mortgage production personnel and expansion of our network of mortgage loan centers. We have increased our mortgage production personnel by 9.6% at June 30, 2015 compared to June 30, 2014.

Mortgage Banking noninterest expense of $63.1 million increased $20.5 million, or 48.2%, from $42.5 million in the second quarter of 2014, primarily due to higher commission and incentive expense and general and administrative expenses resulting from a 83.8% increase in closed loan volumes and overall growth in personnel and expansion into new markets. We added 9 home loan centers and increased the segment's headcount by 27.5% during the twelve-month period.

Regulatory Matters

On January 1, 2015, the Bank and the Company became subject to Basel III capital standards. The Bank and the Company remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at June 30, 2015 were 9.46% and 13.97%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 9.87% and 12.75%, respectively. At June 30, 2014, under the Basel I standards, the Bank's Tier 1 leverage and total risk-based capital ratios were 10.17% and 14.84%.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Fair Value of Financial Instruments

•	Single Family mortgage servicing rights ("MSRs")

•	Other real estate owned ("OREO")

•	Income Taxes

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

	Three Months Ended June 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$36,295	$17	0.19%	$31,545	$14	0.18%
Investment securities	506,904	3,922	3.10%	447,458	3,264	2.93%
Loans held for sale	861,960	7,952	3.69%	477,896	4,649	3.90%
Loans held for investment	2,861,223	31,036	4.34%	1,766,788	18,792	4.27%
Total interest-earning assets	4,266,382	42,927	4.03%	2,723,687	26,719	3.93%
Noninterest-earning assets (2)	403,591			338,642
Total assets	$4,669,973			$3,062,329
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$266,937	329	0.49%	$276,887	191	0.28%
Savings accounts	311,188	277	0.36%	166,127	218	0.53%
Money market accounts	1,147,641	1,240	0.43%	979,610	1,081	0.44%
Certificate accounts	901,159	1,184	0.53%	478,057	868	0.73%
Total interest-bearing deposits	2,626,925	3,030	0.46%	1,900,681	2,358	0.50%
Federal Home Loan Bank advances	783,801	906	0.46%	350,271	444	0.36%
Federal funds purchased and securities sold under agreements to repurchase	4,336	2	0.22%	1,129	1	0.36%
Long-term debt	61,857	272	1.76%	61,856	266	1.72%
Total interest-bearing liabilities	3,476,919	4,210	0.49%	2,313,937	3,069	0.53%
Noninterest-bearing liabilities	737,333			464,027
Total liabilities	4,214,252			2,777,964
Shareholders’ equity	455,721			284,365
Total liabilities and shareholders’ equity	$4,669,973			$3,062,329
Net interest income (3)		$38,717			$23,650
Net interest spread			3.54%			3.40%
Impact of noninterest-bearing sources			0.09%			0.08%
Net interest margin			3.63%			3.48%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $487 thousand and $503 thousand for the three months ended June 30, 2015 and June 30, 2014, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Six Months Ended June 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$42,799	$42	0.19%	$32,400	$32	0.20%
Investment securities	484,955	6,902	2.84%	462,338	6,864	2.99%
Loans held for sale	727,105	13,616	3.76%	395,953	7,470	3.77%
Loans held for investment	2,617,347	57,059	4.38%	1,798,384	38,687	4.30%
Total interest-earning assets	3,872,206	77,619	4.02%	2,689,075	53,053	3.98%
Noninterest-earning assets (2)	372,737			353,433
Total assets	$4,244,943			$3,042,508
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$221,843	509	0.45%	$261,401	356	0.27%
Savings accounts	272,102	542	0.41%	162,854	419	0.52%
Money market accounts	1,106,334	2,375	0.43%	952,770	2,101	0.44%
Certificate accounts	817,141	2,212	0.55%	513,551	1,842	0.72%
Total interest-bearing deposits	2,417,420	5,638	0.47%	1,890,576	4,718	0.50%
Federal Home Loan Bank advances	650,620	1,519	0.47%	337,125	867	0.52%
Federal funds purchased and securities sold under agreements to repurchase	22,932	28	0.24%	568	1	0.36%
Long-term debt	61,857	536	1.75%	62,780	581	1.87%
Total interest-bearing liabilities	3,152,829	7,721	0.49%	2,291,049	6,167	0.54%
Noninterest-bearing liabilities	679,012			472,946
Total liabilities	3,831,841			2,763,995
Shareholders’ equity	413,102			278,513
Total liabilities and shareholders’ equity	$4,244,943			$3,042,508
Net interest income (3)		$69,898			$46,886
Net interest spread			3.53%			3.44%
Impact of noninterest-bearing sources			0.09%			0.05%
Net interest margin			3.62%			3.49%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $934 thousand and $1.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $992 thousand and $708 thousand for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

Net Income

Net income was $12.4 million for the three months ended June 30, 2015, an increase of $3.0 million from net income of $9.4 million for the three months ended June 30, 2014, primarily due to an increase in noninterest income, which is largely due to a significantly higher gain on mortgage loan origination and sale activities driven by higher single family interest rate lock commitments. Interest rate lock commitments increased as a result of the expansion of our mortgage lending network and higher loan production per loan producer as a result of lower mortgage interest rates. For the six months ended June 30, 2015, net income was $22.7 million, an increase of $11.0 million, or 94.5%, from $11.7 million for the six months ended June 30, 2014. Included in net income for the three and six months ended June 30, 2015 were merger-related expenses (net of tax) of $2.2 million and $10.0 million, respectively. Additionally, during the six months ended June 30, 2015, we recorded a bargain purchase gain of $6.5 million. Such merger-related costs (net of tax) relating to prior acquisitions totaled $394 thousand and $939 thousand during the three and six months ended June 30, 2014, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities and advances from the Federal Home Loan Bank of Des Moines ("FHLB").

Net interest income on a tax equivalent basis was $38.7 million for the second quarter of 2015, an increase of $15.1 million, or 63.7%, from $23.7 million for the second quarter of 2014. For the six months ended June 30, 2015, net interest income was $69.9 million, an increase of $23.0 million, or 49.1%, from $46.9 million for the six months ended June 30, 2014. The net interest margin for the second quarter of 2015 improved to 3.63% from 3.48% in the second quarter of 2014, and improved to 3.62% for the six months ended June 30, 2015 from 3.49% for the six months ended June 30, 2014. The increase in the net interest margin from the three and six months ended June 30, 2014 primarily resulted from higher average balances of interest-earning assets.

Total average interest-earning assets increased from the three and six months ended June 30, 2014, primarily as a result of growth in average loans held for investment, both from originations and from the March 2015 merger with Simplicity. Total average interest-bearing deposit balances increased from the prior periods primarily due to growth in transaction and savings deposits.

Total interest income on a tax equivalent basis of $42.9 million in the second quarter of 2015 increased $16.2 million, or 60.7%, from $26.7 million in the second quarter of 2014, primarily driven by higher average balances of loans held for investment. Average balances of loans held for investment increased $1.09 billion, or 61.9%, from the second quarter of 2014. For the six months ended June 30, 2015, interest income was $77.6 million compared to $53.1 million for the six months ended June 30, 2014 primarily resulting from higher average balances of loans held for investment.

Total interest expense of $4.2 million in the second quarter of 2015 increased $1.1 million, or 37.2%, from $3.1 million in the second quarter of 2014. Higher average balances of interest-bearing deposits in the second quarter of 2015 were partially offset by a 3 basis point reduction in the cost of interest-bearing deposits. For the six months ended June 30, 2015, interest expense was $7.7 million compared to $6.2 million for the six months ended June 30, 2014, primarily resulting from higher average balances of interest-bearing deposits, partially offset by a 3 basis point reduction in the cost of interest-bearing deposits.

Provision for Credit Losses

We recorded a provision for credit losses of $500 thousand in the second quarter of 2015, compared to no provision recorded in the second quarter of 2014. Nonaccrual loans were $21.3 million at June 30, 2015, an increase of $5.3 million, or 33.1%, from $16.0 million at December 31, 2014. Nonaccrual loans as a percentage of total loans was 0.73% at June 30, 2015 compared to 0.75% at December 31, 2014.

Net recoveries were $320 thousand in the second quarter of 2015 compared to net recoveries of $149 thousand in the second quarter of 2014. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income was $73.0 million in the second quarter of 2015, an increase of $19.3 million, or 36.0%, from $53.7 million in the second quarter of 2014. For the six months ended June 30, 2015, noninterest income was $148.4 million, an increase of $60.0 million, or 67.9%, from $88.4 million for the six months ended June 30, 2014. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The increase in noninterest income in the second quarter of 2015 compared to the second quarter of 2014 was primarily the result of higher net gain on mortgage loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments. Also during the second quarter of 2015, the Company recognized an additional $2.4 million of gain on mortgage loan origination and sale revenue related to the correction of an error in the mortgage loan pipeline valuation. Our single family mortgage interest rate lock commitments of $1.88 billion in the second quarter of 2015 increased $681.3 million, or 56.7%, compared to $1.20 billion in the second quarter of 2014. Included in noninterest income for the second quarter of 2014 were a $4.7 million pre-tax increase in mortgage servicing income resulting from the sale of MSRs and a $3.9 million pre-tax gain on sale of single family mortgage origination and sale activities from the sale of loans that were originally held for investment. Included in noninterest income for the six months ended June 30, 2015 was a bargain purchase gain of $6.5 million from the merger with Simplicity.

Noninterest income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2015	2014				2015	2014

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$69,974	$41,794	(2)	$28,180	67%	$131,861	$67,304	(2)	$64,557	96%
Mortgage servicing income	1,831	10,184	(3)	(8,353)	(82)	6,128	18,129	(3)	(12,001)	(66)
Income from WMS Series LLC	484	246		238	97	1,048	53		995	1,877
Gain (loss) on debt extinguishment	—	11		(11)	(100)	—	(575)		575	(100)
Depositor and other retail banking fees	1,399	917		482	53	2,538	1,732		806	47
Insurance agency commissions	291	232		59	25	706	636		70	11
Gain (loss) on securities available for sale	—	(20)		20	(100)	—	693		(693)	(100)
Bargain purchase gain	(79)	—		(79)	NM	6,549	—		6,549	NM
Other	(913)	286		(1,199)	(419)	(470)	385		(855)	(222)
Total noninterest income	$72,987	$53,650		$19,337	36%	$148,360	$88,357		$60,003	68%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

(2)	Includes $3.9 million and $4.6 million in pre-tax gain during the three and six months ended June 30, 2014, respectively, resulting from the sale of loans that were originally held for investment.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during the three months ended June 30, 2014.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2015	2014				2015	2014

Single family held for sale:
Servicing value and secondary market gains(1)	$61,884	$30,233		$31,651	105%	$118,173	$49,792		$68,381	137%
Loan origination and funding fees	5,635	6,781		(1,146)	(17)	10,090	11,542		(1,452)	(13)
Total single family held for sale	67,519	37,014		30,505	82	128,263	61,334		66,929	109
Multifamily	2,314	693		1,621	234	3,253	1,089		2,164	199
Other	141	4,087	(2)	(3,946)	(97)	345	4,881	(2)	(4,536)	(93)
Net gain on mortgage loan origination and sale activities	$69,974	$41,794		$28,180	67%	$131,861	$67,304		$64,557	96%

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $3.9 million and $4.6 million in pre-tax gain during the three and six months ended June 30, 2014, respectively, resulting from the sale of loans that were originally held for investment.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Single family mortgage closed loan volume (1)	$2,022,656	$1,100,704	$921,952	84%	$3,629,549	$1,774,987	$1,854,562	104%
Single family mortgage interest rate lock commitments (1)	1,882,955	1,201,665	681,290	57	3,784,193	2,004,973	1,779,220	89

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

During the second quarter of 2015, single family closed loan production increased 83.8% and single family interest rate lock commitments increased 56.7% compared to the second quarter of 2014. For the six months ended June 30, 2015, single family closed loan production increased 104.5% and single family interest rate lock commitments increased 88.7% compared to the six months ended June 30, 2014. These increases were mainly the result of the expansion of our mortgage lending operations and continued low mortgage interest rates.

Net gain on mortgage loan origination and sale activities was $70.0 million for the second quarter of 2015, an increase of $28.2 million, or 67.4%, from $41.8 million for the second quarter of 2014. For the six months ended June 30, 2015, net gain on mortgage loan origination and sale activities was $131.9 million, an increase of $64.6 million, or 95.9%, from $67.3 million for the six months ended June 30, 2014. This increase predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network and higher loan production per loan producer as a result of continued low mortgage interest rates. Mortgage production personnel grew by 9.6% at June 30, 2015 compared to June 30, 2014. Included in net gain on mortgage loan origination and sale activities for the three and six months ended June 30, 2014 was a $3.9 million and $4.6 million, respectively, pre-tax gain on sale of single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line of net gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 7, Commitments, Guarantees and Contingencies in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(682)	$(313)	$(1,169)	$(552)
	$(682)	$(313)	$(1,169)	$(552)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

Mortgage servicing income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2015	2014				2015	2014

Servicing income, net:
Servicing fees and other	$10,057	$10,112		$(55)	(1)%	$19,120	$19,961		$(841)	(4)%
Changes in fair value of MSRs due to modeled amortization (1)	(9,012)	(7,109)		(1,903)	27	(18,247)	(13,077)		(5,170)	40
Amortization of multifamily MSRs	(476)	(434)		(42)	10	(930)	(858)		(72)	8
	569	2,569		(2,000)	(78)	(57)	6,026		(6,083)	(101)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	18,483	(3,326)	(3)	21,809	(656)	11,172	(8,735)	(3)	19,907	(228)
Net gain (loss) from derivatives economically hedging MSRs	(17,221)	10,941		(28,162)	(257)	(4,987)	20,838		(25,825)	(124)
	1,262	7,615		(6,353)	(83)	6,185	12,103		(5,918)	(49)
Mortgage servicing income	$1,831	$10,184		$(8,353)	(82)%	$6,128	$18,129		$(12,001)	(66)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended June 30, 2014.

For the second quarter of 2015, mortgage servicing income was $1.8 million, a decrease of $8.4 million, or 82.0%, from $10.2 million in the second quarter of 2014. The decrease was primarily attributable to a $1.9 million decrease in the changes in fair value of MSRs due to modeled amortization and a $6.4 million decrease in risk management results. The decrease in the changes in fair value of MSRs due to modeled amortization occurred as a result of higher current loan prepayments. The decrease in risk management results were primarily attributable to a pre-tax gain of $4.7 million included in the second quarter of 2014, resulting from the sale of single family MSRs during that quarter, as well as a reduction in the estimated yield from the hedge portfolio.

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

The net performance of our MSR risk management activities for the second quarter of 2015 was a gain of $1.3 million compared to a gain of $7.6 million in the second quarter of 2014. The lower hedging gain in 2015 largely reflected the one-time gain of $4.7 million in the second quarter of 2014 resulting from the sale of single family MSRs, as well as a reduction in the estimated yield from the hedge portfolio.

Mortgage servicing fees collected in the second quarter of 2015 of $10.1 million remained relatively flat compared to the second quarter of 2014. Our loans serviced for others portfolio was $13.90 billion at June 30, 2015 compared to $10.70 billion at June 30, 2014. The lower balance at June 30, 2014 was the result of the June 2014 sale of the rights to service $2.96 billion of single family mortgage loans.

Income from WMS Series LLC in the second quarter of 2015 was $484 thousand compared to $246 thousand in the second quarter of 2014. The improvement in 2015 was primarily due to continued low mortgage interest rates which led to a 24.5% increase in interest rate lock commitments and a 44.5% increase in closed loan volume, which were $167.3 million and $188.9 million, respectively, for the three months ended June 30, 2015 compared to $134.4 million and $130.7 million, respectively, for the same period in 2014.

Depositor and other retail banking fees for the three and six months ended June 30, 2015 increased from the three and six months ended June 30, 2014, primarily driven by an increase in the number of transaction accounts as we grow our retail deposit branch network both organically and through the merger with Simplicity. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Fees:
Monthly maintenance and deposit-related fees	$695	$428	$267	62%	$1,210	$818	$392	48%
Debit Card/ATM fees	676	471	205	44	1,288	886	402	45
Other fees	28	18	10	56	40	28	12	43
Total depositor and other retail banking fees	$1,399	$917	$482	53%	$2,538	$1,732	$806	47%

Noninterest Expense

Noninterest expense was $92.3 million in the second quarter of 2015, an increase of $29.4 million, or 46.6%, from $63.0 million in the second quarter of 2014. For the six months ended June 30, 2015, noninterest expense was $181.8 million, an increase of $62.8 million, or 52.7%, from $119.1 million for the six months ended June 30, 2014. The increase in noninterest expense in the second quarter of 2015 was due to a $21.0 million increase in salaries and related costs, a $3.4 million increase in general and administrative costs, and a $2.9 million increase in information services costs. These increased costs were primarily a result of the integration of Simplicity and a 27.0% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. The increase in noninterest expense in the six months ended June 30, 2015 was due to a $43.2 million increase in salaries and related costs, a $6.4 million increase in general and administrative costs and a $4.8 million increase in consulting costs. Included in noninterest expense in the six months ended June 30, 2015 was $15.4 million of merger costs related to Simplicity. Such merger-related costs from prior acquisitions totaled $1.4 million in the six months ended June 30, 2014.

Noninterest expense consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Noninterest expense
Salaries and related costs	$61,654	$40,606	$21,048	52%	$119,247	$76,077	$43,170	57%
General and administrative	14,502	11,145	3,357	30	27,663	21,267	6,396	30
Legal	577	542	35	6	1,044	941	103	11
Consulting	813	603	210	35	6,378	1,554	4,824	310
Federal Deposit Insurance Corporation assessments	861	572	289	51	1,386	1,192	194	16
Occupancy	6,107	4,675	1,432	31	11,947	9,107	2,840	31
Information services	7,714	4,862	2,852	59	13,834	9,377	4,457	48
Net cost of operation and sale of other real estate owned	107	(34)	141	(415)	318	(453)	771	(170)
Total noninterest expense	$92,335	$62,971	$29,364	47%	$181,817	$119,062	$62,755	53%

The following table provides a breakout of expenses related to the merger with Simplicity for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(in thousands)

Noninterest expense
Salaries and related costs	$1,745	$7,676
General and administrative	500	1,249
Legal	67	351
Consulting	763	5,751
Occupancy	220	383
Information services	(87)	(37)
Total noninterest expense	$3,208	$15,373

Salaries and related costs were $61.7 million in the second quarter of 2015, an increase of $21.0 million, or 51.8%, from $40.6 million in the second quarter of 2014. For the six months ended June 30, 2015, salaries and related costs were $119.2 million, an increase of $43.2 million, or 56.7%, from $76.1 million for the six months ended June 30, 2014. The increases primarily resulted from a 27.0% increase in full-time equivalent employees at June 30, 2015 compared to June 30, 2014 and higher commission and incentive expense, as single family closed loan volumes increased 83.8% and 104.5%, respectively, from the three and six months ended June 30, 2014.

General and administrative expenses was $14.5 million in the second quarter of 2015, an increase of $3.4 million, or 30.1%, from $11.1 million in the second quarter of 2014. For the six months ended June 30, 2015, general and administrative expenses were $27.7 million, an increase of $6.4 million, or 30.1%, from $21.3 million for the six months ended June 30, 2014. These expenses include general office and equipment expense, marketing, taxes and insurance.

Consulting expense was $813 thousand in the second quarter of 2015, and increase of $210 thousand, or 34.8%, from $603 thousand in the second quarter of 2014. For the six months ended June 30, 2015, consulting expenses were $6.4 million, an increase of $4.8 million, or 310%, from $1.6 million for the six months ended June 30, 2014. This increase was predominantly due to merger-related costs incurred in the six months ended June 30, 2015.

Income Tax Expense
For the second quarter of 2015 the Company’s income tax expense was $6.0 million, representing an effective tax rate of 32.7% (inclusive of discrete items). In the second quarter of 2014 the Company’s income tax expense was $4.5 million, representing an effective tax rate of 32.3% (inclusive of discrete items).

For the first six months of 2015, income tax expense was $9.3 million with an effective tax rate of 29.1% (inclusive of discrete items), compared to $5.0 million and a 30.0% effective tax rate (inclusive of discrete items) for the same period in 2014.
Our effective income tax rate for the six months ended June 30, 2015 differed from the Federal statutory tax rate of 35% due to the benefit of tax exempt interest income, the benefit of low income housing tax credit investments, the impact of state income taxes and the tax impact of a bargain purchase gain on the acquisition of Simplicity. Discrete amounts for the six months ended June 30, 2015 resulted in a net reduction of approximately 5.8% to the effective tax rate, largely due to the Simplicity acquisition. For tax purposes, the bargain purchase gain from the Simplicity acquisition is nontaxable and resulted in a discrete reduction of 7.3% to the effective tax rate. Additionally, re-evaluation of the estimated 2015 state effective tax rate as a result of the Simplicity acquisition and other expected changes in the Company’s business resulted in a discrete increase of 3.5% to the effective tax rate.

Review of Financial Condition – Comparison of June 30, 2015 to December 31, 2014

Total assets were $4.87 billion at June 30, 2015 and $3.54 billion at December 31, 2014. Through the Simplicity merger, we added $850.2 million of total assets to the balance sheet.

Cash and cash equivalents was $46.2 million at June 30, 2015 compared to $30.5 million at December 31, 2014, an increase of $15.7 million, or 51.5%.

Investment securities were $509.5 million at June 30, 2015 compared to $455.3 million at December 31, 2014, an increase of $54.2 million, or 11.9%, as we added $26.8 million of investments from the Simplicity merger.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $26.7 million at June 30, 2015, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At June 30, 2015		At December 31, 2014
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$108,627	22.5%	$107,280	25.1%
Commercial	13,352	2.8	13,671	3.2
Municipal bonds	137,249	28.4	122,334	28.6
Collateralized mortgage obligations:
Residential	80,612	16.7	43,166	10.1
Commercial	19,271	4.0	20,486	4.8
Corporate debt securities	82,698	17.1	79,400	18.6
U.S. Treasury securities	41,023	8.5	40,989	9.6
Total investment securities available for sale	$482,832	100.0%	$427,326	100.0%

Loans held for sale were $972.2 million at June 30, 2015 compared to $621.2 million at December 31, 2014, an increase of $350.9 million, or 56.5%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to a 25.9% increase in single family mortgage closed loans during the quarter.

Loans held for investment, net were $2.90 billion at June 30, 2015 compared to $2.10 billion at December 31, 2014, an increase of $801.5 million, or 38.2%. Our single family loan portfolio increased $285.9 million from December 31, 2014. Our multifamily loan portfolio increased $311.1 million from December 31, 2014, primarily from the Simplicity merger as well as organic growth of our commercial portfolio. Our construction loans, including commercial construction and residential construction, increased $86.9 million from December 31, 2014, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $153.2 million at June 30, 2015 compared to $123.3 million at December 31, 2014, an increase of $29.9 million, or 24.3%, as a result of growth in the loans serviced for others portfolio and changes in model assumptions, including prepayment speed assumptions.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2015			At December 31, 2014
(in thousands)	Amount		Percent	Amount	Percent

Consumer loans
Single family	$1,182,542	(1)	40.3%	$896,665	42.2%
Home equity and other	216,635		7.4	135,598	6.4
	1,399,177		47.7	1,032,263	48.6
Commercial loans
Commercial real estate (2)	547,571		18.7	523,464	24.6
Multifamily	366,187		12.5	55,088	2.6
Construction/land development	454,817		15.4	367,934	17.3
Commercial business	166,216		5.7	147,449	6.9
	1,534,791		52.3	1,093,935	51.4
	2,933,968		100.0%	2,126,198	100.0%
Net deferred loan fees, costs and discounts	(7,516)			(5,048)
	2,926,452			2,121,150
Allowance for loan losses	(25,777)			(22,021)
	$2,900,675			$2,099,129

(1)
Includes $38.2 million of loans at June 30, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
June 30, 2015 and December 31, 2014 balances comprised of $133.2 million and $143.8 million of owner occupied loans, respectively, and $414.3 million and $379.6 million of non-owner occupied loans, respectively.

Deposits were $3.32 billion at June 30, 2015 compared to $2.45 billion at December 31, 2014, an increase of $877.2 million, or 35.9%. During the first quarter of 2015, we added $651.2 million of deposits from the Simplicity merger. Transaction and savings deposits increased $555.2 million, or 32.3%, during the first half of 2015 reflecting the growth and expansion of our branch banking network. Of the $258.8 million, or 52.3%, increase in certificates of deposit since December 31, 2014, $236.1 million were added from the Simplicity merger.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At June 30, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$387,899	11.7%	$240,679	9.8%
Interest-bearing transaction and savings deposits:
NOW accounts	453,366	13.6	272,390	11.1
Statement savings accounts due on demand	300,214	9.0	200,638	8.2
Money market accounts due on demand	1,134,687	34.2	1,007,213	41.2
Total interest-bearing transaction and savings deposits	1,888,267	56.8	1,480,241	60.5
Total transaction and savings deposits	2,276,166	68.5	1,720,920	70.3
Certificates of deposit	753,327	22.7	494,526	20.2
Noninterest-bearing accounts - other	293,160	8.8	229,984	9.5
Total deposits	$3,322,653	100.0%	$2,445,430	100.0%

Federal Home Loan Bank advances were $922.8 million at June 30, 2015 compared to $597.6 million at December 31, 2014, an increase of $325.2 million, or 54.4%. The Company uses these borrowings to primarily fund our mortgage banking and securities investment activities.

Shareholders’ Equity

Shareholders' equity was $447.7 million at June 30, 2015 compared to $302.2 million at December 31, 2014. This increase included additional paid in capital of $124.3 million related to the issuance of HomeStreet common stock, mostly to Simplicity shareholders, net income of $12.4 million and other comprehensive loss of $2.1 million recognized during the six months ended June 30, 2015. Other comprehensive income represents unrealized gains in the valuation of our investment securities portfolio at June 30, 2015.

Shareholders’ equity, on a per share basis, was $20.29 per share at June 30, 2015, compared to $20.34 per share at December 31, 2014.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014

Return on assets (1)	1.06%	1.22%	1.07%	0.77%
Return on equity (2)	10.86%	13.17%	10.98%	8.38%
Equity to assets ratio (3)	9.76%	9.29%	9.73%	9.15%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings (loss) available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2015, we launched HomeStreet Commercial Capital, a commercial real estate lending group originating permanent loans up to $10 million in size. The group is based in Orange County, California and will provide permanent financing for a range of commercial real estate loans including multifamily, industrial, retail, office, mobile home parks and self-storage facilities. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. As of June 30, 2015, our bank branch network consists of 41 branches in the Pacific Northwest, California and Hawaii. At June 30, 2015 and December 31, 2014, our transaction and savings deposits totaled $2.28 billion and $1.72 billion, respectively, and our loan portfolio totaled

$2.90 billion and $2.10 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended June 30,			Change	Percent Change	Six Months Ended June 30,			Change	Percent Change
(in thousands)	2015	2014				2015	2014

Net interest income	$30,645	$19,403		$11,242	58%	$55,752	$39,636		$16,116	41%
Provision for credit losses	500	—		500	NM	3,500	(1,500)		5,000	NM
Noninterest income	3,624	6,614	(2)	(2,990)	(45)	13,705	9,572	(2)	4,133	43
Noninterest expense	29,280	20,434		8,846	43	64,946	39,727		25,219	63
Income (loss) before income tax expense (benefit)	4,489	5,583		(1,094)	(20)	1,011	10,981		(9,970)	(91)
Income tax expense (benefit)	1,635	1,830		(195)	(11)	(1,829)	3,112		(4,941)	(159)
Net income (loss)	$2,854	$3,753		$(899)	(24)%	$2,840	$7,869		$(5,029)	(64)%

Total assets	$3,691,173	$2,540,439		$1,150,734	45%	$3,691,173	$2,540,439		$1,150,734	45%
Efficiency ratio (1)	85.44%	78.54%				93.51%	80.73%
Full-time equivalent employees (ending)	757	599		158	26	757	599		158	26
Net gain on mortgage loan origination and sale activities:
Multifamily	2,314	693		1,621	234	3,253	1,089		2,164	199
Other	141	4,087	(2)	(3,946)	(97)	345	4,881	(2)	(4,536)	(93)
	$2,455	$4,780		$(2,325)	(49)%	$3,598	$5,970		$(2,372)	(40)%

Production volumes:
Multifamily mortgage originations	$79,789	$23,105		$56,684	245%	$104,217	$34,448		$69,769	203%
Multifamily mortgage loans sold	$72,459	$15,902		$56,557	356%	$98,632	$22,165		$76,467	345%
NM = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes $3.9 million and $4.6 million in pre-tax gain during the three and six months ended June 30, 2014, respectively, resulting from the sale of loans that were originally held for investment.

Commercial and Consumer Banking net income was $2.9 million for the second quarter of 2015 compared to $3.8 million for the second quarter of 2014. The decrease in net income in the second quarter of 2015 was primarily the result of a $8.8 million increase in noninterest expense resulting from the continued expansion of this segment. Full-time equivalent employees increased by 158, or 26.4% from the second quarter of 2014. Included in noninterest expense for the second quarter of 2015 was $3.2 million of merger-related costs. This decrease was partially offset by an $11.2 million increase in net interest income, resulting from higher average balances of interest-earning assets. Included in net income for the second quarter of 2014 was a $3.9 million pre-tax gain on sale of single family mortgage origination and sale activities from the sale of loans that were originally held for investment. For the six months ended June 30, 2015, Commercial and Consumer Banking net income was $2.8 million, compared to $7.9 million for the six months ended June 30, 2014. Included in pre-tax net income for the six months ended June 30, 2015 was $15.4 million of merger-related costs and a bargain purchase gain of $6.5 million from the merger with Simplicity.

We recorded $500 thousand of provision for credit losses in the second quarter of 2015, compared to no provision recorded in the second quarter of 2014. For the six months ended June 30, 2015, we recorded a provision of $3.5 million, compared to a reversal of provision of $1.5 million during the same period in the prior year.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Servicing income, net:
Servicing fees and other	$1,135	$1,017	$118	12%	$2,021	$1,907	$114	6%
Amortization of multifamily MSRs	(476)	(434)	(42)	10	(930)	(858)	(72)	8
Commercial mortgage servicing income	$659	$583	$76	13%	$1,091	$1,049	$42	4%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At June 30, 2015	At December 31, 2014

Multifamily	$840,051	$752,640
Other	83,982	82,354
Total commercial loans serviced for others	$924,033	$834,994

Commercial and Consumer Banking segment noninterest expense of $29.3 million increased $8.8 million, or 43.3%, from $20.4 million in the second quarter of 2014, primarily due to Simplicity merger-related expenses, which were $3.2 million in the second quarter of 2015. The additional increase in expense is due to the addition of Simplicity operating expenses for the quarter and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. During the first quarter of 2015, we added commercial lending capabilities in California by launching HomeStreet Commercial Capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. For the six months ended June 30, 2015, Commercial and Consumer Banking segment noninterest expense was $64.9 million, an increase of $25.2 million, or 63.5%, from $39.7 million for the six months ended June 30, 2014. Included in noninterest expense for the six months ended June 30, 2015 was $15.4 million of merger costs related to Simplicity. Such merger-related costs from prior acquisitions totaled $1.4 million in the six months ended June 30, 2014.

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. We also purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. On occasion, we may sell a portion of our MSR portfolio. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended June 30,		Change	Percent Change	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2015	2014			2015	2014

Net interest income	$7,585	$3,744	$3,841	103%	$13,212	$6,223	$6,989	112%
Noninterest income	69,363	47,036	22,327	47	134,655	78,785	55,870	71
Noninterest expense	63,055	42,537	20,518	48	116,871	79,335	37,536	47
Income before income tax expense	13,893	8,243	5,650	69	30,996	5,673	25,323	446
Income tax expense	4,371	2,634	1,737	66	11,156	1,879	9,277	494
Net income	$9,522	$5,609	$3,913	70%	$19,840	$3,794	$16,046	423%

Total assets	$1,175,075	$695,237	$479,838	69%	$1,175,075	$695,237	$479,838	69%
Efficiency ratio (1)	81.94%	83.77%			79.04%	93.33%
Full-time equivalent employees (ending)	1,207	947	260	27	1,207	947	260	27
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$2,022,656	$1,100,704	$921,952	84	$3,629,549	$1,774,987	$1,854,562	104
Single family mortgage interest rate lock commitments(2)	1,882,955	1,201,665	681,290	57	3,784,193	2,004,973	1,779,220	89
Single family mortgage loans sold(2)	$1,894,387	$906,342	$988,045	109%	$3,211,346	$1,526,255	$1,685,091	110%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $9.5 million for the second quarter of 2015, compared to $5.6 million for the second quarter of 2014. For the six months ended June 30, 2015, Mortgage Banking net income was $19.8 million, compared to $3.8 million for the six months ended June 30, 2014. The increase in Mortgage Banking net income for the second quarter of 2015 primarily reflected a 56.7% increase in interest rate lock commitments resulting from expansion of our network of mortgage loan centers and a 9.6% increase in mortgage production personnel coupled with continued low mortgage interest rates. Partially offsetting this increase was a $4.7 million pre-tax increase in mortgage servicing income in the second quarter of 2014 resulting from the sale of MSRs. The increase in Mortgage Banking net income for the six months ended June 30, 2015 resulted primarily from a 88.7% increase in interest rate lock commitments.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$61,884	$30,233	$118,173	$49,792
Loan origination and funding fees	5,635	6,781	10,090	11,542
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$67,519	$37,014	$128,263	$61,334

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Net gain on mortgage loan origination and sale activities was $67.5 million for the second quarter of 2015, an increase of $30.5 million, or 82.4%, from $37.0 million in the second quarter of 2014. This increase is primarily the result of a 56.7% increase in interest rate lock commitments, which was mainly driven by low mortgage interest rates and the expansion of our mortgage production offices and personnel. Since June 2014, we have increased our lending footprint by adding 9 home loan centers to bring our total home loan centers to 59.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2015	2014				2015	2014

Servicing income, net:
Servicing fees and other	$8,922	$9,095		$(173)	(2)%	$17,099	$18,054	$(955)	(5)%
Changes in fair value of MSRs due to modeled amortization (1)	(9,012)	(7,109)		(1,903)	27	(18,247)	(13,077)	(5,170)	40
	(90)	1,986		(2,076)	(105)	(1,148)	4,977	(6,125)	(123)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	18,483	(3,326)	(3)	$21,809	(656)	11,172	(8,735)	$19,907	(228)
Net gain from derivatives economically hedging MSRs	(17,221)	10,941		(28,162)	(257)	(4,987)	20,838	(25,825)	(124)
	1,262	7,615		(6,353)	(83)	6,185	12,103	(5,918)	(49)
Mortgage Banking servicing income	$1,172	$9,601		$(8,429)	(88)%	$5,037	$17,080	$(12,043)	(71)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during the three months ended June 30, 2014.
Single family mortgage servicing income of $1.2 million in the second quarter of 2015 decreased $8.4 million, or 87.8%, from $9.6 million in the second quarter of 2014. The decrease was primarily attributable to a $1.9 million decrease in the changes in fair value of MSRs due to modeled amortization and a $6.4 million decrease in risk management results. The decrease in the changes in fair value of MSRs due to modeled amortization occurred as a result of higher current loan prepayments. The decrease in risk management results were primarily attributable to a pre-tax gain of $4.7 million included in the second quarter of 2014, resulting from the sale of single family MSRs during that quarter, as well as a reduction in the estimated yield from the hedge portfolio. For the six months ended June 30, 2015, single family mortgage servicing income of $5.0 million decreased $12.0 million, or 71% from $17.1 million for the six months ended June 30, 2014, primarily as a result of lower risk management results. Included in risk management results for the three and six months ended June 30, 2014 is $4.7 million of pre-tax income recognized from the second quarter 2014 sale of single family MSRs.
Single family mortgage servicing fees collected in the second quarter of 2015 decreased $173 thousand, or 1.9%, from the second quarter of 2014 primarily due to lower average balances in our loans serviced for others portfolio as a result of our June 30, 2014 sale of $2.96 billion of single family MSRs. The portfolio of single family loans serviced for others was $12.98 billion at June 30, 2015 compared to $9.90 billion at June 30, 2014.

Single family loans serviced for others consisted of the following.

(in thousands)	At June 30, 2015	At December 31, 2014

U.S. government and agency	$12,361,841	$10,630,864
Other	618,204	585,344
Total single family loans serviced for others	$12,980,045	$11,216,208

Mortgage Banking noninterest expense of $63.1 million in the second quarter of 2015 increased $20.5 million, or 48.2%, from $42.5 million in the second quarter of 2014, primarily due to higher commission and incentive expense, as closed loan volumes increased 83.8% from the second quarter of 2014 as well as increased salaries and related costs, occupancy expenses and information services expenses as we grew our single family mortgage lending network.

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

Our underwriting standards for multifamily residential permanent loans generally require that the loan-to-value ratio for these loans not exceed 80% of appraised value, cost, or discounted cash flow value, as appropriate, and that multifamily residential properties attain debt coverage ratios of 1.20 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

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

Our underwriting guidelines for multifamily residential construction loans generally require that the loan-to-value ratio not exceed 80% and stabilized debt coverage ratios of 1.20 or better.

Our underwriting guidelines for single family residential construction loans to builders generally require that the loan-to-value ratio not exceed 85%.

As noted above, underwriting standards can be influenced by competition and other factors. However, we endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $32.7 million, or 0.67% of total assets at June 30, 2015, compared to $25.5 million, or 0.72% of total assets at December 31, 2014.
Nonaccrual loans of $21.3 million, or 0.73% of total loans at June 30, 2015, increased $5.3 million, or 33.1%, from $16.0 million, or 0.75% of total loans at December 31, 2014. OREO balances of $11.4 million at June 30, 2015 increased $2.0 million, or 21.0%, from $9.4 million at December 31, 2014. Net recoveries during the three and six months ended June 30, 2015 were $320 thousand and $424 thousand, respectively, compared with charge-offs of $149 thousand and $421 thousand during the three and six months ended June 30, 2014, respectively.

At June 30, 2015, our loans held for investment portfolio, excluding the allowance for loan losses, was $2.9 billion, an increase of $801.5 million from December 31, 2014. During the first quarter of 2015, we added $664.1 million of loans to the portfolio from the Simplicity merger. The allowance for loan losses increased to $25.8 million, or 0.88% of loans held for investment, compared to $22.0 million, or 1.04% of loans held for investment at December 31, 2014.

We recorded $500 thousand of provision for credit losses in the second quarter of 2015, compared to no provision recorded in the second quarter of 2014. For the six months ended June 30, 2015, we recorded a provision of $3.5 million, compared to a reversal of provision of $1.5 million for the six months ended June 30, 2014. The additional credit loss provision in the six months ended June 30, 2015 was due in part to an extension in the modeled loan loss emergence period for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At June 30, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$101,376		$106,768	$—
Loans with an allowance recorded	18,899		19,090	1,308
Total	$120,275	(1)	$125,858	$1,308

	At December 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,725		$98,664	$—
Loans with an allowance recorded	36,499		37,078	1,706
Total	$119,224	(1)	$135,742	$1,706

(1)	Includes $75.7 million and $73.6 million in single family performing troubled debt restructurings ("TDRs") at June 30, 2015 and December 31, 2014, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 274 impaired loans totaling $120.3 million at June 30, 2015 and 258 impaired loans totaling $119.2 million at December 31, 2014. The average recorded investment in these loans for the three and six months ended June 30, 2015 was $118.6 million and $118.8 million, respectively, compared with $117.4 million and $118.2 million for the three and six months ended June 30, 2014, respectively. Impaired loans of $18.9 million and $36.5 million had a valuation allowance of $1.3 million and $1.7 million at June 30, 2015 and December 31, 2014, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2015			At December 31, 2014
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$8,997	34.0%	39.5%	$9,447	41.9%	42.2%
Home equity and other	3,882	14.7	7.5	3,322	14.7	6.4
	12,879	48.7	47.0	12,769	56.6	48.6
Commercial loans
Commercial real estate	5,046	19.1	18.9	3,846	17.1	24.6
Multifamily	780	2.9	12.6	673	3.0	2.6
Construction/land development	5,943	22.5	15.7	3,818	17.0	17.3
Commercial business	1,800	6.8	5.8	1,418	6.3	6.9
	13,569	51.3	53.0	9,755	43.4	51.4
Total allowance for credit losses	$26,448	100.0%	100.0%	$22,524	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Allowance at the beginning of period	$25,628	$22,317	$22,524	$24,089
Provision (reversal of provision) for loan losses	500	—	3,500	(1,500)
Recoveries:
Consumer
Single family	181	25	246	41
Home equity and other	57	236	141	326
	238	261	387	367
Commercial
Commercial real estate	37	100	37	156
Construction/land development	85	46	99	62
Commercial business	88	63	127	147
	210	209	263	365
Total recoveries	448	470	650	732
Charge-offs:
Consumer
Single family	—	(172)	—	(283)
Home equity and other	(119)	(136)	(201)	(559)
	(119)	(308)	(201)	(842)
Commercial
Commercial real estate	—	(23)	(16)	(23)
Construction/land development	—	—	—	—
Commercial business	(9)	(288)	(9)	(288)
	(9)	(311)	(25)	(311)
Total charge-offs	(128)	(619)	(226)	(1,153)
Recoveries, net of (charge-offs)	320	(149)	424	(421)
Balance at end of period	$26,448	$22,168	$26,448	$22,168

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2015
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$75,655	$1,419	$77,074
Home equity and other	1,937	230	2,167
	77,592	1,649	79,241
Commercial
Commercial real estate	19,287	1,087	20,374
Multifamily	3,041	—	3,041
Construction/land development	4,601	—	4,601
Commercial business	1,869	205	2,074
	28,798	1,292	30,090
	$106,390	$2,941	$109,331

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,585	$2,482	$76,067
Home equity and other	2,430	231	2,661
	76,015	2,713	78,728
Commercial
Commercial real estate	21,703	1,148	22,851
Multifamily	3,077	—	3,077
Construction/land development	5,447	—	5,447
Commercial business	1,573	249	1,822
	31,800	1,397	33,197
	$107,815	$4,110	$111,925

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $28.4 million and $26.8 million, at June 30, 2015 and December 31, 2014, respectively.

The Company had 247 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $109.3 million at June 30, 2015 with no related unfunded commitments. The Company had 244 loan relationships classified as TDRs totaling $111.9 million at December 31, 2014 with related unfunded commitments of $151 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$8,619	$3,400	$10,259	$31,700	(1)	$53,978	$1,257
Home equity and other	658	80	1,533	—		2,271	—
	9,277	3,480	11,792	31,700		56,249	1,257
Commercial loans
Commercial real estate	—	—	3,850	—		3,850	4,332
Multifamily	—	—	1,671	—		1,671	—
Construction/land development	—	—	—	—		—	5,839
Commercial business	—	—	3,995	—		3,995	—
	—	—	9,516	—		9,516	10,171
Total	$9,277	$3,480	$21,308	$31,700		$65,765	$11,428

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,832	$2,452	$8,368	$34,737	(1)	$53,389	$1,613
Home equity and other	371	81	1,526	—		1,978	—
	8,203	2,533	9,894	34,737		55,367	1,613
Commercial loans
Commercial real estate	—	—	4,843	—		4,843	1,996
Construction/land development	—	1,261	—	—		1,261	5,839
Commercial business	611	3	1,277	250		2,141	—
	611	1,264	6,120	250		8,245	7,835
Total	$8,814	$3,797	$16,014	$34,987		$63,612	$9,448

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2015, our primary liquidity ratio was 30.4% compared to 30.0% at December 31, 2014.

At June 30, 2015 and December 31, 2014, the Bank had available borrowing capacity of $342.6 million and $317.9 million, respectively, from the FHLB, and $349.8 million and $316.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the six months ended June 30, 2015, cash and cash equivalents increased $15.7 million, compared to an increase of $41.1 million for the six months ended June 30, 2014. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2015, net cash of $357.4 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2014, net cash of $236.2 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2015, net cash of $61.2 million was used for investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $112.2 million of net cash acquired from the Simplicity merger. For the six months ended June 30, 2014, net cash of $122.0 million was provided by investing activities, resulting from the sale of loans originated as held for investment and the sale of investment securities, primarily offset by the funding of portfolio loans. The Company elected to sell single-family mortgage loans to provide additional liquidity to support the commercial loan portfolio growth and to reduce the concentration of single-family mortgage loans in the portfolio.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the six months ended June 30, 2015, net cash of $434.3 million was provided by financing activities, primarily resulting from a $226.0 million growth in deposits. For the six months ended June 30, 2014, net cash of $155.4 million was provided by financing activities, primarily driven by a $206.9 million growth in deposits, partially offset by net repayments of FHLB advances of $62.5 million.

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

At June 30, 2015, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following table presents regulatory capital information for HomeStreet, Inc. and HomeStreet Bank. Information presented for June 30, 2015 reflects the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2014.

	At June 30, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$435,388	9.46%	$184,045	4.0%	$230,056	5.0%
Common equity risk-based capital (to risk-weighted assets)	435,388	13.17%	148,785	4.5%	214,911	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	435,388	13.17%	198,380	6.0%	264,506	8.0%
Total risk-based capital (to risk-weighted assets)	$461,837	13.97%	$264,506	8.0%	$330,633	10.0%

	At June 30, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,927	9.87%	$184,727	4.0%	$230,909	5.0%
Common equity risk-based capital (to risk-weighted assets)	404,377	10.69%	170,239	4.5%	245,901	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	455,927	12.05%	226,985	6.0%	302,647	8.0%
Total risk-based capital (to risk-weighted assets)	$482,375	12.75%	$302,647	8.0%	$378,309	10.0%

	At December 31, 2014
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10%	97,404	4.0%	146,106	6.0%
Total risk-based capital (to risk-weighted assets)	$341,534	14.03%	$194,808	8.0%	$243,511	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	June 30, 2015
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$46,197	$—	$—	$—	$—	$—	$—	$46,197
FHLB Stock	—	—	—	—	—	40,742	—	40,742
Investment securities(1)	34,929	43,664	34,689	67,760	56,947	271,556	—	509,545
Mortgage loans held for sale	972,183	—	—	—	—	—	—	972,183
Loans held for investment(1)	742,364	212,098	364,867	739,035	381,407	460,904	—	2,900,675
Total interest-earning assets	1,795,673	255,762	399,556	806,795	438,354	773,202	—	4,469,342
Non-interest-earning assets	—	—	—	—	—	—	396,906	396,906
Total assets	$1,795,673	$255,762	$399,556	$806,795	$438,354	$773,202	$396,906	$4,866,248
Interest-bearing liabilities:
NOW accounts(2)	$453,258	$—	$—	$—	$—	$—	$—	$453,258
Statement savings accounts(2)	300,205	—	—	—	—	—	—	300,205
Money market accounts(2)	1,134,514	—	—	—	—	—	—	1,134,514
Certificates of deposit	750,335	115,850	251,884	151,009	48,516	117,082	—	1,434,676
FHLB advances	792,242	—	50,000	35,000	40,000	5,590	—	922,832
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
Long-term debt(3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	3,492,411	115,850	301,884	186,009	88,516	122,672	—	4,307,342
Non-interest bearing liabilities	—	—	—	—	—	—	111,180	111,180
Equity	—	—	—	—	—	—	447,726	447,726
Total liabilities and shareholders’ equity	$3,492,411	$115,850	$301,884	$186,009	$88,516	$122,672	$558,906	$4,866,248
Interest sensitivity gap	$(1,696,738)	$139,912	$97,672	$620,786	$349,838	$650,530
Cumulative interest sensitivity gap	$(1,696,738)	$(1,556,826)	$(1,459,154)	$(838,368)	$(488,530)	$162,000
Cumulative interest sensitivity gap as a percentage of total assets	(35)%	(32)%	(30)%	(17)%	(10)%	3%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	51%	57%	63%	80%	88%	104%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2015 and December 31, 2014 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2015		December 31, 2014
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	0.3%	(4.2)%	(1.5)%	(12.0)%
+100	0.1	(0.7)	(0.1)	(3.5)
-100	(4.1)	(5.9)	(3.4)	(4.6)
-200	(9.5)%	(18.1)%	(7.2)%	(18.0)%

(1)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At June 30, 2015, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2014, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will be positively correlated with rate movements in the short-term, i.e. an increase (decrease) in interest rates would result in an increase (decrease) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2012, HomeStreet completed its initial public offering of common stock (the “IPO”). At that time HomeStreet had been operating under regulatory orders that had been imposed during the financial crisis of 2007 through 2010 as a result of HomeStreet Bank having experienced operating losses, capital impairment, asset quality deterioration and a number of related operational and management issues. In late 2009 we began recruiting a new management team, and the recapitalization brought about by our IPO, together with aggressive management strategies, helped us substantially improve all of the major aspects of our operations and financial condition. As a result of a combination of these factors, our regulators removed all extraordinary restrictions on our operations by early 2013. In November 2013 we completed the simultaneous acquisitions by merger of Fortune Bank, headquartered in Seattle, and Yakima National Bank, headquartered in Yakima, Washington. In December 2013 we completed the acquisition of two Seattle branches from AmericanWest Bank. In March 2015, we completed the Simplicity merger, in which we acquired Simplicity Bancorp, Inc. and its wholly owned subsidiary Simplicity Bank. That merger represents our third whole-bank acquisition in less than two years. Simultaneously, we have grown our mortgage origination operations opportunistically but quickly, opening new offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operation into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. We also expanded our residential construction lending activities, opening a new office in Salt Lake City, Utah and adding production personnel in Southern California during 2014.

At the time we completed our IPO, and after giving effect to the $77.6 million in net proceeds from that offering, based on December 31, 2011 balances, we had total assets of approximately $2.4 billion, total deposits of approximately $2.0 billion, and total loans of approximately $1.5 billion, and we had approximately 600 employees. At June 30, 2015, giving effect to the Simplicity merger, we had total assets of approximately $4.87 billion, total deposits of $3.32 billion, total loans of approximately $3.87 billion, and approximately 1,964 full-time equivalent employees. Further, unlike the Fortune Bank and Yakima National Bank acquisitions, which together resulted in only modest geographic expansion, the Simplicity merger represents a substantial geographic expansion of our commercial and consumer banking operations. We have plans to continue growing strategically, and we may also grow opportunistically from time to time. Growth can present substantial demands on management personnel, line employees, and other aspects of a bank’s operations, and those challenges are particularly pronounced when growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

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

The integration of recent and future acquisitions into HomeStreet could consume significant resources, present significant challenges in integration and may not be successful.

In March 2015, we completed the Simplicity merger and are continuing to integrate the Simplicity operations into HomeStreet’s operations. There are certain risks related to that integration, and similar risks may arise if we seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, and both the Simplicity integration and integration into HomeStreet or HomeStreet Bank of any other assets or entities we may acquire in the future involve inherent risks, including risks that arise after the transaction is completed. These risks include:

•	Diversion of management's attention from normal daily operations of the business;

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing, upgrading and maintaining our internal controls over financial reporting and our disclosure controls and procedures;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Inability to maintain our internal standards, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

Difficulties in pursuing or integrating any new acquisitions may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend.

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

Each year, our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducts an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2014, because of a material weakness in our internal controls related to certain new back office systems, primarily relating to accounts payable processing and payroll processing. Implementation of key systems requires that management perform a thorough risk assessment to adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iii) effective monitoring of the controls. Management concluded that its risk assessment related to these changes was not comprehensive enough and that sufficient documentation was not maintained. In each of these cases, management determined that no material loss occurred, and that we did not have an actual misstatement of our financial statements. However, management also noted that in the absence of specific management attention, we could have experienced a material loss or could have made a material error in the reporting of our results of operations for the fourth quarter of 2014. Management thus determined that these potential outcomes reflect a material weakness in our internal controls over financial reporting, and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014.

These deficiencies are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 9A, “Internal Control over Financial Reporting.” Management has identified and implemented certain remedial measures that we believe will resolve these deficiencies. However, if these measures are not effective, or if our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Further, we reported an unrelated material weakness in our internal controls over financial reporting following the end of our third fiscal quarter of 2014 which was remediated prior to December 31, 2014. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management or result in penalties or investigative or other potential enforcement action by the Securities and Exchange Commission.

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

If we discover additional deficiencies in our internal controls, we may also identify defects in our disclosure controls and procedures that require remediation. If we discover additional deficiencies, we will take affirmative steps to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls, including the deficiencies identified in this report, could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or result in penalties or investigative or other potential enforcement action by the Securities and Exchange Commission.

Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest and noninterest income that we earn from our mortgage banking and commercial lending businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to improve from the recessionary levels of 2008 and early 2009, economic growth has at times been slow and uneven and there is no guarantee that it will continue at the current pace or at all.

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

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $153.2 million at June 30, 2015. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan. The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which result in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk. On November 20, 2013, the CFPB released its Final Integrated Disclosure Rule (“Rule”) that will now become effective on October 3, 2015 following a recent two month extension on effectiveness from the CFPB. Among other things, the new rule requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements will also change, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by the Rule, will require significant systems modifications, process and procedures changes and training. Failure to comply with these new requirements may result in penalties for disclosure violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”), and private right of action under TILA.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management - New Capital Regulations” as well as “Regulation of Home Street Bank - Capital and Prompt Corrective Action Requirements - New Capital Rules” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in prior quarters, the Company has not adopted a dividend policy and the board of directors has determined that it was in the best interests of the shareholders not to declare a dividend to be paid for each of the last six quarters. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period. In addition, as a condition of membership in the Federal Home Loan Bank of Des Moines (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. Our FHLB stock is carried at cost and is subject to recoverability testing under applicable accounting standards. Future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings. See “Regulation and Supervision” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 25, 2015.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5	OTHER INFORMATION
Not applicable.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement between HomeStreet, Inc., HomeStreet Bank and Melba Bartels dated August 3, 2015

31	Certification of Principal Executive and Acting Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by Chief Executive and Acting Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.(1)

101.INS	XBRL Instance Document(2)(3)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document(2)

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statements of Financial Condition as of June 30, 2015, and December 31, 2014, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 6, 2015.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President, Chief Executive Officer and Acting Chief Financial Officer