Form 10-Q
period 2015-09-30
HomeStreet, Inc.
filed 2015-11-05
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of November 2, 2015 was 22,076,533.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents (including interest-earning instruments of $11,363 and $10,271)	$37,303	$30,502
Investment securities (includes $570,082 and $427,326 carried at fair value)	602,018	455,332
Loans held for sale (includes $860,800 and $610,350 carried at fair value)	882,319	621,235
Loans held for investment (net of allowance for loan losses of $26,922 and $22,021; includes $23,755 and $0 carried at fair value)	3,012,943	2,099,129
Mortgage servicing rights (includes $132,701 and $112,439 carried at fair value)	146,080	123,324
Other real estate owned	8,273	9,448
Federal Home Loan Bank stock, at cost	44,652	33,915
Premises and equipment, net	60,544	45,251
Goodwill	11,945	11,945
Other assets	169,576	105,009
Total assets	$4,975,653	$3,535,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,307,693	$2,445,430
Federal Home Loan Bank advances	1,025,745	597,590
Federal funds purchased and securities sold under agreements to repurchase	—	50,000
Accounts payable and other liabilities	119,900	77,975
Long-term debt	61,857	61,857
Total liabilities	4,515,195	3,232,852
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 22,061,702 shares and 14,856,611 shares	511	511
Additional paid-in capital	222,047	96,615
Retained earnings	236,207	203,566
Accumulated other comprehensive income	1,693	1,546
Total shareholders' equity	460,458	302,238
Total liabilities and shareholders' equity	$4,975,653	$3,535,090

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2015	2014	2015	2014

Interest income:
Loans	$41,012	$25,763	$111,603	$71,865
Investment securities	2,754	2,565	8,426	8,199
Other	224	150	647	449
	43,990	28,478	120,676	80,513
Interest expense:
Deposits	3,069	2,364	8,656	7,080
Federal Home Loan Bank advances	958	509	2,476	1,366
Federal funds purchased and securities sold under agreements to repurchase	—	6	8	7
Long-term debt	278	271	815	851
Other	51	20	123	42
	4,356	3,170	12,078	9,346
Net interest income	39,634	25,308	108,598	71,167
Provision (reversal of provision) for credit losses	700	—	4,200	(1,500)
Net interest income after provision for credit losses	38,934	25,308	104,398	72,667
Noninterest income:
Net gain on mortgage loan origination and sale activities	57,885	37,642	189,746	104,946
Mortgage servicing income	4,768	6,155	10,896	24,284
Income (loss) from WMS Series LLC	380	(122)	1,428	(69)
Gain (loss) on debt extinguishment	—	2	—	(573)
Depositor and other retail banking fees	1,701	944	4,239	2,676
Insurance agency commissions	477	256	1,183	892
Gain on sale of investment securities available for sale (includes unrealized gain reclassified from accumulated other comprehensive income of $1,002 and $480 for the three months ended September 30, 2015 and 2014, and $1,002 and $1,173 for the nine months ended September 30, 2015 and 2014, respectively)	1,002	480	1,002	1,173
Bargain purchase gain	796	—	7,345	—
Other	459	456	(11)	841
	67,468	45,813	215,828	134,170
Noninterest expense:
Salaries and related costs	60,991	42,604	180,238	118,681
General and administrative	14,869	10,326	42,532	31,593
Legal	868	630	1,912	1,571
Consulting	166	628	6,544	2,182
Federal Deposit Insurance Corporation assessments	504	682	1,890	1,874
Occupancy	6,077	4,935	18,024	14,042
Information services	8,159	4,220	21,993	13,597
Net cost (income) from operation and sale of other real estate owned	392	133	710	(320)
	92,026	64,158	273,843	183,220
Income before income taxes	14,376	6,963	46,383	23,617
Income tax expense (includes reclassification adjustments of $351 and $168 for the three months ended September 30, 2015 and 2014, and $351 and $411 for the nine months ended September 30, 2015 and 2014, respectively)	4,415	1,988	13,742	6,979
NET INCOME	$9,961	$4,975	$32,641	$16,638
Basic income per share	$0.45	$0.34	$1.60	$1.12
Diluted income per share	$0.45	$0.33	$1.58	$1.11
Dividends paid on common stock per share	$—	$—	$—	$0.11
Basic weighted average number of shares outstanding	22,035,317	14,805,780	20,407,386	14,797,019
Diluted weighted average number of shares outstanding	22,291,810	14,968,238	20,646,540	14,957,034
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Net income	$9,961	$4,975	$32,641	$16,638
Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale:
Unrealized holding gain arising during the period (net of tax expense of $1,576 and $501 for the three months ended September 30, 2015 and 2014 and $430 and $6,579 for the nine months ended September 30, 2015 and 2014, respectively)	2,926	930	798	12,218
Reclassification adjustment included in net income (net of tax expense of $351 and $168 for the three months ended September 30, 2015 and 2014, and $351 and $411 for the nine months ended September 30, 2015 and 2014, respectively)	(651)	(312)	(651)	(762)
Other comprehensive income	2,275	618	147	11,456
Comprehensive income	$12,236	$5,593	$32,788	$28,094

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2014	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	16,638	—	16,638
Dividends ($0.11 per share)	—	—	—	(1,628)	—	(1,628)
Share-based compensation expense	—	—	1,867	—	—	1,867
Common stock issued	52,980	—	309	—	—	309
Other comprehensive income	—	—	—	—	11,456	11,456
Balance, September 30, 2014	14,852,971	$511	$96,650	$197,945	$(538)	$294,568

Balance, January 1, 2015	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	32,641	—	32,641
Share-based compensation expense	—	—	986	—	—	986
Common stock issued	7,205,091	—	124,446	—	—	124,446
Other comprehensive income	—	—	—	—	147	147
Balance, September 30, 2015	22,061,702	$511	$222,047	$236,207	$1,693	$460,458

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,641	$16,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	10,700	13,293
Provision (reversal of provision) for credit losses	4,200	(1,500)
Fair value adjustment of loans held for sale	(3,797)	(11,320)
Fair value adjustment of loans held for investment	1,797	—
Origination of mortgage servicing rights	(58,158)	(32,726)
Change in fair value of mortgage servicing rights	34,949	26,075
Net gain on sale of investment securities	(1,002)	(1,173)
Net gain on sale of loans originated as held for investment	—	(4,586)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	290	(641)
Loss on early retirement of long-term debt	—	573
Loss on disposal of fixed assets	89	—
Net deferred income tax expense (benefit)	11,491	(13,502)
Share-based compensation expense	783	1,100
Bargain purchase gain	(7,345)	—
Origination of loans held for sale	(5,599,978)	(2,840,050)
Proceeds from sale of loans originated as held for sale	5,349,444	2,459,748
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(32,025)	25,486
Increase in accounts payable and other liabilities	22,550	9,959
Net cash (used in) operating activities	(233,371)	(352,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(177,535)	(45,179)
Proceeds from sale of investment securities	28,080	75,599
Principal repayments and maturities of investment securities	25,835	32,040
Proceeds from sale of other real estate owned	4,953	6,019
Proceeds from sale of loans originated as held for investment	—	271,409
Proceeds from sale of mortgage servicing rights	3,825	39,004
Mortgage servicing rights purchased from others	(9)	(8)
Origination of loans held for investment and principal repayments, net	(260,404)	(389,196)
Purchase of property and equipment	(16,961)	(13,904)
Net cash acquired from Simplicity acquisition	112,196	—
Net cash used in investing activities	(280,020)	(24,216)

	Nine Months Ended September 30,
(in thousands)	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$212,710	$214,637
Proceeds from Federal Home Loan Bank advances	7,332,200	4,619,927
Repayment of Federal Home Loan Bank advances	(6,969,700)	(4,467,927)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	73,004	58,308
Repayment of securities sold under agreements to repurchase	(123,004)	(44,083)
Proceeds from Federal Home Loan Bank stock repurchase	90,565	1,017
Purchase of Federal Home Loan Bank stock	(95,783)	—
Repayment of long-term debt	—	(3,527)
Dividends paid	—	(1,628)
Proceeds from stock issuance, net	177	130
Excess tax benefit related to the exercise of stock options	23	767
Net cash provided by financing activities	520,192	377,621
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,801	779
CASH AND CASH EQUIVALENTS:
Beginning of year	30,502	33,908
End of period	$37,303	$34,687
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$12,021	$10,785
Federal and state income taxes paid, net of (refunds)	16,533	(10,642)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	4,095	3,647
Loans transferred from held for investment to held for sale	32,421	310,455
Loans transferred from held for sale to held for investment	25,668	17,095
Ginnie Mae loans recognized with the right to repurchase, net	3,345	649
Simplicity acquisition:
Assets acquired, excluding cash acquired	738,279	—
Liabilities assumed	718,916	—
Bargain purchase gain	7,345	—
Common stock issued	$124,214	$—

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

Recent Accounting Developments

On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU was issued to simplify the accounting for measurement period adjustments for business combinations. The amendments in the ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company will adopt this ASU for the first interim period beginning after December 15, 2015 and will apply prospectively to adjustments to provisional amounts which occur after the effective date of this ASU.
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

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU clarifies the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The prospective adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

At the closing, there were 7,180,005 shares of Simplicity common stock, par value $0.01, outstanding, all of which were cancelled and exchanged for an equal number of shares of HomeStreet common stock, no par value, issued to Simplicity’s stockholders. In connection with the merger, all outstanding options to purchase Simplicity common stock were cancelled in exchange for a cash payment equal to the difference between a calculated price of HomeStreet common stock and the exercise price of the option, provided, however, that any options that were out-of-the-money at the time of closing were cancelled for no consideration. The calculated price of $17.53 was determined by averaging the closing price of HomeStreet common stock for the 10 trading days prior to but not including the 5th business day before the closing date. The aggregate consideration paid by us in the Simplicity acquisition was approximately $471 thousand in cash and 7,180,005 shares of HomeStreet common stock with a fair value of approximately $124.2 million as of the acquisition date. We used current liquidity sources to fund the cash consideration.

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

A summary of the consideration paid, the assets acquired and liabilities assumed in the merger are presented below:

(in thousands)	March 1, 2015

Fair value consideration paid to Simplicity shareholders:
Cash paid (79,399 stock options, consideration based on intrinsic value at a calculated price of $17.53)		$471
Fair value of common shares issued (7,180,005 shares at $17.30 per share)		124,214
Total purchase price		$124,685
Fair value of assets acquired:
Cash and cash equivalents	112,667
Investment securities	26,845
Acquired loans	664,148
Mortgage servicing rights	980
Federal Home Loan Bank stock	5,520
Premises and equipment	2,966
Bank-owned life insurance	14,501
Core deposit intangibles	7,450
Accounts receivable and other assets	15,869
Total assets acquired	850,946

Fair value of liabilities assumed:
Deposits	651,202
Federal Home Loan Bank advances	65,855
Accounts payable and accrued expenses	1,859
Total liabilities assumed	718,916
Net assets acquired		$132,030
Preliminary bargain purchase (gain)		$(7,345)

The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $7.3 million which was reported as a component of noninterest income on our consolidated statements of operations. A substantial portion of the assets acquired from Simplicity were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the Simplicity acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired. In addition, the Company believes it was able to acquire Simplicity for less than the fair value of its net assets due to Simplicity’s stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The Company negotiated a purchase price per share for Simplicity that was above the prevailing stock price thereby representing a premium to the shareholders. The stock consideration transferred was based on a 1:1 stock conversion ratio. The price of the Company’s shares declined between the time the deal was announced and when it closed which also attributed to the bargain purchase gain. The acquisition of Simplicity by the Company was approved by Simplicity’s shareholders. For tax purposes, the bargain purchase gain is a non-taxable event.

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015 through the period ended September 30, 2015. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.

The following table provides a breakout of merger-related expense for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
(in thousands)

Noninterest expense
Salaries and related costs	$7,669	$23
General and administrative	1,256	179
Legal	530	245
Consulting	5,539	388
Occupancy	335	4
Information services	481	50
Total noninterest expense	$15,810	$889

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

The fair value of savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. A discounted cash flow method was used to estimate the fair value of the certificates of deposit. A premium, which will be amortized over the contractual life of the deposits, of $4.0 million was recorded for certificates of deposit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2015	2014	2015	2014

Net interest income	$39,603	$33,182	$113,190	$95,140
Provision (reversal of provision) for credit losses	700	(350)	4,200	(2,250)
Total noninterest income	66,676	47,207	209,239	145,702
Total noninterest expense	91,557	71,014	266,243	218,437

Net income	$9,756	$6,471	$35,355	$20,430

Basic income per share	$0.44	$0.30	$1.60	$0.94
Diluted income per share	$0.44	$0.30	$1.59	$0.93
Basic weighted average number of shares outstanding	22,035,317	21,551,126	22,034,201	21,749,352
Diluted weighted average number of shares outstanding	22,291,810	21,735,713	22,207,764	21,934,050

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At September 30, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$91,562	$216	$(774)	$91,004
Commercial	23,824	331	(90)	24,065
Municipal bonds	184,160	3,350	(427)	187,083
Collateralized mortgage obligations:
Residential	88,459	119	(789)	87,789
Commercial	55,849	468	(71)	56,246
Corporate debt securities	84,304	307	(1,729)	82,882
U.S. Treasury securities	40,991	22	—	41,013
	$569,149	$4,813	$(3,880)	$570,082

	At December 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$107,624	$509	$(853)	$107,280
Commercial	13,030	641	—	13,671
Municipal bonds	119,744	2,847	(257)	122,334
Collateralized mortgage obligations:
Residential	44,254	161	(1,249)	43,166
Commercial	20,775	—	(289)	20,486
Corporate debt securities	80,214	296	(1,110)	79,400
U.S. Treasury securities	40,976	13	—	40,989
	$426,617	$4,467	$(3,758)	$427,326

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2015 and December 31, 2014, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of September 30, 2015 and December 31, 2014, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(344)	$28,158	$(430)	$21,833	$(774)	$49,991
Commercial	(90)	16,431	—	—	(90)	16,431
Municipal bonds	(281)	41,334	(147)	5,815	(428)	47,149
Collateralized mortgage obligations:
Residential	(191)	37,565	(597)	27,618	(788)	65,183
Commercial	—	—	(71)	4,698	(71)	4,698
Corporate debt securities	(631)	29,482	(1,098)	27,152	(1,729)	56,634
	$(1,537)	$152,970	$(2,343)	$87,116	$(3,880)	$240,086

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$—	$—	$(853)	$57,242	$(853)	$57,242
Municipal bonds	(11)	2,339	(246)	17,155	(257)	19,494
Collateralized mortgage obligations:
Residential	—	—	(1,249)	31,021	(1,249)	31,021
Commercial	(29)	5,037	(260)	15,449	(289)	20,486
Corporate debt securities	(56)	13,140	(1,054)	40,997	(1,110)	54,137
	$(96)	$20,516	$(3,662)	$161,864	$(3,758)	$182,380

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2015 and December 31, 2014. In addition, as of September 30, 2015 and December 31, 2014, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At September 30, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$4	0.40%	$3,425	1.60%	$87,575	1.86%	$91,004	1.85%
Commercial	—	—	—	—	18,239	2.21	5,826	4.88	24,065	2.83
Municipal bonds	516	2.10	7,812	3.41	35,836	3.39	142,919	4.04	187,083	3.88
Collateralized mortgage obligations:
Residential	—	—	—	—	161	0.91	87,628	1.64	87,789	1.64
Commercial	—	—	5,461	1.90	40,649	2.28	10,136	2.03	56,246	2.20
Corporate debt securities	—	—	13,298	2.61	38,947	3.24	30,637	3.70	82,882	3.31
U.S. Treasury securities	40,013	0.35	1,000	0.64	—	—	—	—	41,013	0.35
Total available for sale	$40,529	0.37%	$27,575	2.62%	$137,257	2.81%	$364,721	2.83%	$570,082	2.64%

	At December 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,949	1.72%	$100,331	1.75%	$107,280	1.75%
Commercial	—	—	—	—	—	—	13,671	4.75	13,671	4.75
Municipal bonds	—	—	604	4.10	23,465	3.55	98,265	4.21	122,334	4.09
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	43,166	1.84	43,166	1.84
Commercial	—	—	—	—	9,776	1.96	10,710	1.99	20,486	1.97
Corporate debt securities	—	—	9,000	2.21	38,487	3.35	31,913	3.73	79,400	3.37
U.S. Treasury securities	25,998	0.28	14,991	0.46	—	—	—	—	40,989	0.35
Total available for sale	$25,998	0.28%	$24,595	1.19%	$78,677	3.09%	$298,056	2.92%	$427,326	2.69%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Proceeds	$28,080	$9,753	$28,080	$75,599
Gross gains	1,002	480	1,002	1,375
Gross losses	—	—	—	(201)

There were $113.7 million and $44.3 million in investment securities pledged to secure advances from the Federal Home Loan Bank of Des Moines ("FHLB") at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, there were $33.1 million and $33.4 million, respectively, of securities pledged to secure derivatives in a liability position.

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at September 30, 2015 and December 31, 2014.

Tax-exempt interest income on securities available for sale totaling $968 thousand and $856 thousand for the three months ended September 30, 2015 and 2014, respectively, and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively, was recorded in the Company's consolidated statements of operations.

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
Loans held for investment consist of the following:

(in thousands)	At September 30, 2015		At December 31, 2014

Consumer loans
Single family	$1,171,967	(1)	$896,665
Home equity and other	237,491		135,598
	1,409,458		1,032,263
Commercial loans
Commercial real estate	563,241		523,464
Multifamily	382,392		55,088
Construction/land development	529,871		367,934
Commercial business	158,135		147,449
	1,633,639		1,093,935
	3,043,097		2,126,198
Net deferred loan fees, costs and discounts	(3,232)		(5,048)
	3,039,865		2,121,150
Allowance for loan losses	(26,922)		(22,021)
	$3,012,943		$2,099,129

(1)
Includes $23.8 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.74 billion and $1.06 billion at September 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $593.1 million and $487.2 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentration
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, Oregon, California and Hawaii. At September 30, 2015, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 19.3%, 15.2% and 11.5% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.5% of the total portfolio. At December 31, 2014 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.0% and 20.7% and 13.7% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2015. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies within our 2014 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Allowance for credit losses (roll-forward):
Beginning balance	$26,448	$22,168	$22,524	$24,089
Provision (reversal of provision) for credit losses	700	—	4,200	(1,500)
(Charge-offs), net of recoveries	739	(57)	1,163	(478)
Ending balance	$27,887	$22,111	$27,887	$22,111
Components:
Allowance for loan losses	$26,922	$21,847	$26,922	$21,847
Allowance for unfunded commitments	965	264	965	264
Allowance for credit losses	$27,887	$22,111	$27,887	$22,111

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,997	$(232)	$250	$(298)	$8,717
Home equity and other	3,882	(255)	84	541	4,252
	12,879	(487)	334	243	12,969
Commercial loans
Commercial real estate	5,046	—	—	(355)	4,691
Multifamily	780	(150)	—	153	783
Construction/land development	5,943	—	1,033	435	7,411
Commercial business	1,800	(14)	23	224	2,033
	13,569	(164)	1,056	457	14,918
Total allowance for credit losses	$26,448	$(651)	$1,390	$700	$27,887

	Three Months Ended September 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,111	$(226)	$65	$(72)	$8,878
Home equity and other	3,517	(135)	94	87	3,563
	12,628	(361)	159	15	12,441
Commercial loans
Commercial real estate	4,063	—	275	(357)	3,981
Multifamily	887	—	—	(174)	713
Construction/land development	2,418	—	123	146	2,687
Commercial business	2,172	(304)	51	370	2,289
	9,540	(304)	449	(15)	9,670
Total allowance for credit losses	$22,168	$(665)	$608	$—	$22,111

	Nine Months Ended September 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$(232)	$496	$(994)	$8,717
Home equity and other	3,322	(456)	225	1,161	4,252
	12,769	(688)	721	167	12,969
Commercial loans
Commercial real estate	3,846	(16)	37	824	4,691
Multifamily	673	(150)	—	260	783
Construction/land development	3,818	—	1,132	2,461	7,411
Commercial business	1,418	(23)	150	488	2,033
	9,755	(189)	1,319	4,033	14,918
Total allowance for credit losses	$22,524	$(877)	$2,040	$4,200	$27,887

	Nine Months Ended September 30, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(509)	$106	$(2,709)	$8,878
Home equity and other	3,987	(694)	420	(150)	3,563
	15,977	(1,203)	526	(2,859)	12,441
Commercial loans
Commercial real estate	4,012	(23)	431	(439)	3,981
Multifamily	942	—	—	(229)	713
Construction/land development	1,414	—	185	1,088	2,687
Commercial business	1,744	(592)	198	939	2,289
	8,112	(615)	814	1,359	9,670
Total allowance for credit losses	$24,089	$(1,818)	$1,340	$(1,500)	$22,111

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2015
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,475	$242	$8,717	$1,070,100	$78,112	$1,148,212
Home equity and other	4,173	79	4,252	235,914	1,577	237,491
	12,648	321	12,969	1,306,014	79,689	1,385,703
Commercial loans
Commercial real estate	4,691	—	4,691	555,648	7,593	563,241
Multifamily	733	50	783	377,924	4,468	382,392
Construction/land development	7,411	—	7,411	525,539	4,332	529,871
Commercial business	1,494	539	2,033	152,411	5,724	158,135
	14,329	589	14,918	1,611,522	22,117	1,633,639
Total loans evaluated for impairment	26,977	910	27,887	2,917,536	101,806	3,019,342
Loans held for investment carried at fair value						23,755	(1)
Total loans held for investment	$26,977	$910	$27,887	$2,917,536	$101,806	$3,043,097

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
The Company recorded $700 thousand of provision for credit losses in the third quarter of 2015. The credit loss provision recorded in the quarter was the result of overall growth in the loans held for investment portfolio.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$76,317	$78,609	$—
Home equity and other	917	989	—
	77,234	79,598	—
Commercial loans
Commercial real estate	7,593	8,861	—
Multifamily	3,768	4,197	—
Construction/land development	4,332	11,382	—
Commercial business	4,038	4,622	—
	19,731	29,062	—
	$96,965	$108,660	$—
With an allowance recorded:
Consumer loans
Single family	$1,795	$1,946	$242
Home equity and other	660	660	79
	2,455	2,606	321
Commercial loans
Multifamily	700	850	50
Commercial business	1,686	1,763	539
	2,386	2,613	589
	$4,841	$5,219	$910
Total:
Consumer loans
Single family(3)	$78,112	$80,555	$242
Home equity and other	1,577	1,649	79
	79,689	82,204	321
Commercial loans
Commercial real estate	7,593	8,861	—
Multifamily	4,468	5,047	50
Construction/land development	4,332	11,382	—
Commercial business	5,724	6,385	539
	22,117	31,675	589
Total impaired loans	$101,806	$113,879	$910

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.4 million in performing troubled debt restructurings ("TDRs").

	At December 31, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$48,104	$50,787	$—
Home equity and other	1,824	1,850	—
	49,928	52,637	—
Commercial loans
Commercial real estate	25,540	27,205	—
Multifamily	508	508	—
Construction/land development	5,447	14,532	—
Commercial business	1,302	3,782	—
	32,797	46,027	—
	$82,725	$98,664	$—
With an allowance recorded:
Consumer loans
Single family	$29,778	$29,891	$704
Home equity and other	837	837	157
	30,615	30,728	861
Commercial loans
Commercial real estate	1,239	1,399	40
Multifamily	2,569	2,747	361
Commercial business	2,076	2,204	444
	5,884	6,350	845
	$36,499	$37,078	$1,706
Total:
Consumer loans
Single family(3)	$77,882	$80,678	$704
Home equity and other	2,661	2,687	157
	80,543	83,365	861
Commercial loans
Commercial real estate	26,779	28,604	40
Multifamily	3,077	3,255	361
Construction/land development	5,447	14,532	—
Commercial business	3,378	5,986	444
	38,681	52,377	845
Total impaired loans	$119,224	$135,742	$1,706

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.6 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Consumer loans
Single family	$78,432	$72,840	$78,358	$72,508
Home equity and other	1,872	2,457	2,184	2,524
	80,304	75,297	80,542	75,032
Commercial loans
Commercial real estate	15,797	31,209	20,328	31,638
Multifamily	4,590	3,114	4,022	3,134
Construction/land development	4,466	5,768	4,968	5,898
Commercial business	5,883	3,664	4,691	3,250
	30,736	43,755	34,009	43,920
	$111,040	$119,052	$114,551	$118,952

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At September 30, 2015
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,135,079	(1)	$4,835	$20,755	$11,298	$1,171,967
Home equity and other	235,406		156	298	1,631	237,491
	1,370,485		4,991	21,053	12,929	1,409,458
Commercial loans
Commercial real estate	483,325		62,221	8,362	9,333	563,241
Multifamily	357,985		20,370	2,146	1,891	382,392
Construction/land development	511,358		14,395	2,234	1,884	529,871
Commercial business	122,045		30,263	1,543	4,284	158,135
	1,474,713		127,249	14,285	17,392	1,633,639
	$2,845,198		$132,240	$35,338	$30,321	$3,043,097

(1)
Includes $23.8 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of September 30, 2015 and December 31, 2014, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 6, Loans and Credit Quality within our 2014 Annual Report on Form 10-K.

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

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At September 30, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$6,431	$7,764	$45,591	$59,786	$1,112,181	(1)	$1,171,967	$35,152	(2)
Home equity and other	1,294	157	1,608	3,059	234,432		237,491	—
	7,725	7,921	47,199	62,845	1,346,613		1,409,458	35,152
Commercial loans
Commercial real estate	1,714	—	2,540	4,254	558,987		563,241	—
Multifamily	—	—	1,449	1,449	380,943		382,392	—
Construction/land development	715	—	—	715	529,156		529,871	—
Commercial business	202	—	3,434	3,636	154,499		158,135	—
	2,631	—	7,423	10,054	1,623,585		1,633,639	—
	$10,356	$7,921	$54,622	$72,899	$2,970,198		$3,043,097	$35,152

	At December 31, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$7,832	$2,452	$43,105	$53,389	$843,276	$896,665	$34,737	(2)
Home equity and other	371	81	1,526	1,978	133,620	135,598	—
	8,203	2,533	44,631	55,367	976,896	1,032,263	34,737
Commercial loans
Commercial real estate	—	—	4,843	4,843	518,621	523,464	—
Multifamily	—	—	—	—	55,088	55,088	—
Construction/land development	—	1,261	—	1,261	366,673	367,934	—
Commercial business	611	3	1,527	2,141	145,308	147,449	250
	611	1,264	6,370	8,245	1,085,690	1,093,935	250
	$8,814	$3,797	$51,001	$63,612	$2,062,586	$2,126,198	$34,987

(1)
Includes $23.8 million of loans at September 30, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At September 30, 2015
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,161,528	(1)	$10,439	$1,171,967
Home equity and other	235,883		1,608	237,491
	1,397,411		12,047	1,409,458
Commercial loans
Commercial real estate	560,701		2,540	563,241
Multifamily	380,943		1,449	382,392
Construction/land development	529,871		—	529,871
Commercial business	154,701		3,434	158,135
	1,626,216		7,423	1,633,639
	$3,023,627		$19,470	$3,043,097

(1)
Includes $23.8 million of loans at September 30, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$888,297	$8,368	$896,665
Home equity and other	134,072	1,526	135,598
	1,022,369	9,894	1,032,263
Commercial loans
Commercial real estate	518,621	4,843	523,464
Multifamily	55,088	—	55,088
Construction/land development	367,934	—	367,934
Commercial business	146,172	1,277	147,449
	1,087,815	6,120	1,093,935
	$2,110,184	$16,014	$2,126,198

The following tables present information about troubled debt restructurings ("TDRs") activity during the periods presented.

	Three Months Ended September 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$1,722	$—
Total consumer
	Interest rate reduction	11	1,722	—
		11	1,722	—

Total loans
	Interest rate reduction	11	1,722	—
		11	$1,722	$—

	Three Months Ended September 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	18	$3,268	$—
	Payment restructure	8	1,626	—
Home equity
	Interest rate reduction	1	220	—
Total consumer
	Interest rate reduction	19	3,488	—
	Payment restructure	8	1,626	—
		27	5,114	—
Commercial loans
Commercial real estate
	Interest rate reduction	1	1,181	—
Commercial business
	Forgiveness of principal	1	391	266
Total commercial
	Interest rate reduction	1	1,181	—
	Forgiveness of principal	1	391	266
		2	1,572	266
Total loans
	Interest rate reduction	20	4,669	—
	Payment restructure	8	1,626	—
	Forgiveness of principal	1	391	266
		29	$6,686	$266

	Nine Months Ended September 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	39	$8,514	$—
Home equity and other
	Interest rate reduction	1	37	—
Total consumer
	Interest rate reduction	40	8,551	—
		40	8,551	—

Commercial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial
	Interest rate reduction	2	482	—
		2	482	—
Total loans
	Interest rate reduction	42	9,033	—
		42	$9,033	$—

	Nine Months Ended September 30, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	42	$7,455	$—
	Payment restructure	10	1,991	—
Home equity
	Interest rate reduction	1	220	—
Total consumer
	Interest rate reduction	43	7,675	—
	Payment restructure	10	1,991	—
		53	9,666	—
Commercial loans
Commercial real estate
	Interest rate reduction	1	1,181	—
	Payment restructure	3	4,248	—
Commercial business
	Interest rate reduction	2	117	—
	Forgiveness of principal	2	599	554
Total commercial
	Interest rate reduction	3	1,298	—
	Payment restructure	3	4,248	—
	Forgiveness of principal	2	599	554
		8	6,145	554
Total loans
	Interest rate reduction	46	8,973	—
	Payment restructure	13	6,239	—
	Forgiveness of principal	2	599	554
		61	$15,811	$554

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2015 and 2014, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2015		2014
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	3	$552	3	$282
Home equity and other	1	68	—	—
	4	620	3	282
	4	$620	3	$282

	Nine Months Ended September 30,
	2015		2014
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	10	$2,270	7	$1,010
Home equity and other	1	68	1	190
	11	2,338	8	1,200
	11	$2,338	8	$1,200

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2015	At December 31, 2014

Noninterest-bearing accounts	$698,360	$470,663
NOW accounts, 0.00% to 1.00% at September 30, 2015 and 0.00% to 1.00% at December 31, 2014	452,482	272,390
Statement savings accounts, due on demand, 0.00% to 1.00% at September 30, 2015 and 0.00% to 1.99% at December 31, 2014	296,983	200,638
Money market accounts, due on demand, 0.00% to 1.45% at September 30, 2015 and 0.00% to 1.45% at December 31, 2014	1,140,660	1,007,214
Certificates of deposit, 0.05% to 3.80% at September 30, 2015 and 0.05% to 3.80% at December 31, 2014	719,208	494,525
	$3,307,693	$2,445,430

There were $1.6 million in public funds included in deposits as of September 30, 2015 and $2.2 million at December 31, 2014.

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

NOW accounts	$495	$289	$1,283	$835
Statement savings accounts	257	238	778	649
Money market accounts	1,272	1,125	3,655	3,226
Certificates of deposit	1,045	712	2,940	2,370
	$3,069	$2,364	$8,656	$7,080

The weighted-average interest rates on certificates of deposit September 30, 2015 and December 31, 2014 were 0.92% and 0.60%, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At September 30, 2015

Within one year	$556,103
One to two years	97,049
Two to three years	21,351
Three to four years	28,206
Four to five years	16,499
$719,208

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2015 and December 31, 2014 was $263.0 million and $188.7 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2015 and December 31, 2014 was $70.8 million and $30.2 million, respectively. There were $149.1 million and $176.1 million of brokered deposits at each of September 30, 2015 and December 31, 2014.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at September 30, 2015 or December 31, 2014. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities of this Form 10-Q for further information on securities collateral pledged. At September 30, 2015 and December 31, 2014, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies and Note 11, Derivatives and Hedging Activities within our 2014 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,502,462	$2,448	$(9,662)
Interest rate swaptions	55,000	—	(18)
Interest rate lock commitments	775,136	26,211	(2)
Interest rate swaps	857,950	13,634	(4,582)
Total derivatives before netting	$3,190,548	42,293	(14,264)
Netting adjustments		(10,146)	10,146
Carrying value on consolidated statements of financial condition		$32,147	$(4,118)

	At December 31, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$934,986	$1,071	$(5,658)
Interest rate swaptions	15,000	—	—
Interest rate lock commitments	392,687	11,939	(6)
Interest rate swaps	610,150	11,689	(972)
Total derivatives before netting	$1,952,823	24,699	(6,636)
Netting adjustments		(5,858)	5,858
Carrying value on consolidated statements of financial condition		$18,841	$(778)

The following tables present gross and net information about derivative instruments.

	At September 30, 2015
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$42,293	$(10,146)	$32,147	$—	$—	$32,147

Derivative liabilities	$(14,264)	$10,146	$(4,118)	$3,798	$—	$(320)

	At December 31, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$24,699	$(5,858)	$18,841	$—	$—	$18,841

Derivative liabilities	$(6,636)	$5,858	$(778)	$—	$762	$(16)

(1)
Excludes cash collateral of $28.4 million and $20.4 million at September 30, 2015 and December 31, 2014, which predominantly consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both September 30, 2015 and December 31, 2014.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$(17,135)	$(2,868)	$5,116	$(8,882)
Mortgage servicing income (2)	22,017	2,543	17,030	23,381
	$4,882	$(325)	$22,146	$14,499

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2015	At December 31, 2014

Single family	$860,800	$610,350
Multifamily	21,519	10,885
Total loans held for sale	$882,319	$621,235

Loans sold consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Single family	$1,965,223	$1,179,464	$5,176,569	$2,705,719
Multifamily	42,333	20,409	140,965	42,574
Total loans sold	$2,007,556	$1,199,873	$5,317,534	$2,748,293

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Single family:
Servicing value and secondary market gains(1)	$49,613	$29,866	$167,786	$79,658
Loan origination and funding fees	6,362	6,947	16,452	18,489
Total single family	55,975	36,813	184,238	98,147
Multifamily	1,488	930	4,741	2,019
Other	422	(101)	767	4,780
Total net gain on mortgage loan origination and sale activities	$57,885	$37,642	$189,746	$104,946

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

(in thousands)	At September 30, 2015	At December 31, 2014

Single family
U.S. government and agency	$13,590,706	$10,630,864
Other	680,481	585,344
	14,271,187	11,216,208
Commercial
Multifamily	866,880	752,640
Other	86,567	82,354
	953,447	834,994
Total loans serviced for others	$15,224,634	$12,051,202

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Balance, beginning of period	$2,480	$1,235	$1,956	$1,260
Additions (1)	883	518	2,052	1,070
Realized losses (2)	(128)	(86)	(773)	(663)
Balance, end of period	$3,235	$1,667	$3,235	$1,667

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $9.0 million and $7.8 million were recorded in other assets as of September 30, 2015 and December 31, 2014, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At September 30, 2015 and December 31, 2014, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $24.5 million and $21.2 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Servicing income, net:
Servicing fees and other	$11,136	$9,350	$30,256	$29,311
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,478)	(6,212)	(26,725)	(19,289)
Amortization of multifamily MSRs	(511)	(425)	(1,441)	(1,283)
	2,147	2,713	2,090	8,739
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(19,396)	899	(8,224)	(7,836)	(3)
Net gain from derivatives economically hedging MSR	22,017	2,543	17,030	23,381
	2,621	3,442	8,806	15,545
Mortgage servicing income	$4,768	$6,155	$10,896	$24,284

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2015	2014	2015	2014

Constant prepayment rate ("CPR") (2)	14.96%	12.60%	14.71%	12.72%
Discount rate (3)	10.34%	10.27%	10.31%	10.60%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2015

Fair value of single family MSR	$132,701
Expected weighted-average life (in years)	4.27
Constant prepayment rate (1)	19.57%
Impact on 25 basis points adverse change	$(11,351)
Impact on 50 basis points adverse change	$(23,284)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(3,548)
Impact on fair value of 200 basis points increase	$(6,914)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Beginning balance	$140,588	$108,869	$112,439	$153,128
Additions and amortization:
Originations	19,984	11,944	55,202	31,664
Purchases	3	3	9	8
Sale of single family MSRs	—	—	—	(43,248)	(3)
Changes due to modeled amortization(1)	(8,478)	(6,212)	(26,725)	(19,289)
Net additions and amortization	11,509	5,735	28,486	(30,865)
Changes in fair value due to changes in model inputs and/or assumptions (2)	(19,396)	873	(8,224)	(6,786)	(4)
Ending balance	$132,701	$115,477	$132,701	$115,477

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	On June 30, 2014, the Company sold the rights to service $2.96 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae.

(4)	Includes pre-tax income of $5.7 million, excluding transaction costs, resulting from the sale of single family MSRs during 2014.

MSRs resulting from the sale of multifamily loans are subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are recorded at fair value and are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Beginning balance	$12,649	$9,122	$10,885	$9,335
Origination	1,241	418	3,935	1,062
Amortization	(511)	(424)	(1,441)	(1,281)
Ending balance	$13,379	$9,116	$13,379	$9,116

At September 30, 2015, the expected weighted-average life of the Company’s multifamily MSRs was 9.83 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2015

Remainder of 2015	$524
2016	2,023
2017	1,901
2018	1,744
2019	1,633
2020 and thereafter	5,554
Carrying value of multifamily MSR	$13,379

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's mortgage lending activities and interest rate lock commitments on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at September 30, 2015 and December 31, 2014 was $33.9 million and $72.0 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $410.4 million and $379.4 million at September 30, 2015 and December 31, 2014, respectively. Unused home equity and commercial banking funding lines totaled $158.1 million and $149.4 million at September 30, 2015 and December 31, 2014, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $965 thousand and $503 thousand at September 30, 2015 and December 31, 2014, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares equally in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2015 and December 31, 2014, the total unpaid principal balance of loans sold under this program was $866.9 million and $752.6 million, respectively. The Company’s reserve liability related to this arrangement totaled $2.9 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2015 and 2014.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $14.36 billion and $11.30 billion as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.2 million and $2.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2015, we reviewed our legal claims and determined that there were no claims that are considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any amounts reserved for legal claims as of September 30, 2015.

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

(in thousands)	Fair Value at September 30, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$91,004	$—	$91,004	$—
Commercial	24,065	—	24,065	—
Municipal bonds	187,083	—	187,083	—
Collateralized mortgage obligations:
Residential	87,789	—	87,789	—
Commercial	56,246	—	56,246	—
Corporate debt securities	82,882	—	82,882	—
U.S. Treasury securities	41,013	—	41,013	—
Single family mortgage servicing rights	132,701	—	—	132,701
Single family loans held for sale	860,800	—	860,800	—
Single family loans held for investment	23,755	—	—	23,755
Derivatives
Forward sale commitments	2,448	—	2,448	—
Interest rate swaptions	—	—	—	—
Interest rate lock commitments	26,211	—	—	26,211
Interest rate swaps	13,634	—	13,634	—
Total assets	$1,629,631	$—	$1,446,964	$182,667
Liabilities:
Derivatives
Forward sale commitments	$9,662	$—	$9,662	$—
Interest rate swaptions	18	—	18	—
Interest rate lock commitments	2	—	—	2
Interest rate swaps	4,582	—	4,582	—
Total liabilities	$14,264	$—	$14,262	$2

(in thousands)	Fair Value at December 31, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,280	$—	$107,280	$—
Commercial	13,671	—	13,671	—
Municipal bonds	122,334	—	122,334	—
Collateralized mortgage obligations:
Residential	43,166	—	43,166	—
Commercial	20,486	—	20,486	—
Corporate debt securities	79,400	—	79,400	—
U.S. Treasury securities	40,989	—	40,989	—
Single family mortgage servicing rights	112,439	—	—	112,439
Single family loans held for sale	610,350	—	610,350	—
Derivatives
Forward sale commitments	1,071	—	1,071	—
Interest rate lock commitments	11,939	—	—	11,939
Interest rate swaps	11,689	—	11,689	—
Total assets	$1,174,814	$—	$1,050,436	$124,378
Liabilities:
Derivatives
Forward sale commitments	$5,658	$—	$5,658	$—
Interest rate lock commitments	6	—	—	6
Interest rate swaps	972	—	972	—
Total liabilities	$6,636	$—	$6,630	$6

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2015 and 2014.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2015 and 2014, see Note 7, Mortgage Banking Operations of this Form 10-Q.

During the first quarter of 2015, the Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company has elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $23.8 million at September 30, 2015.
The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At September 30, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$23,755	Income approach	Implied spread to benchmark interest rate curve	3.19%	3.65%	3.30%

The following table presents fair value changes and activity for level 3 interest rate lock commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Beginning balance, net	$23,487	$17,406	$11,933	$5,972
Total realized/unrealized gains(1)	43,784	23,844	131,930	78,506
Settlements	(41,062)	(27,183)	(117,654)	(70,411)
Ending balance, net	$26,209	$14,067	$26,209	$14,067

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized gains of $797 thousand and $405 thousand for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $27.3 million for the nine months ended September 30, 2015 and 2014, respectively, recognized on interest rate lock commitments outstanding at the beginning of the period and still outstanding at September 30, 2015 and 2014, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At September 30, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$26,209	Income approach	Fall out factor	1.12%	65.77%	16.85%
			Value of servicing	0.45%	2.27%	0.85%

(dollars in thousands)	At December 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$11,933	Income approach	Fall out factor	0.60%	77.9%	21.4%
			Value of servicing	0.56%	1.94%	0.93%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and nine months ended September 30, 2015 and September 30, 2014, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended September 30, 2015, the Company applied a range of stated value adjustments of 26.2% to 100.0%, with a weighted average rate of 35.2%. During the nine months ended September 30, 2015, the Company applied a range of stated value adjustments of 25.0% to 100.0%, with a weighted average of 36.3%. During the three months ended September 30, 2014, the Company applied a range of stated value adjustments of 0.0% to 98.0%, with a weighted average of 18.6%. During the nine months ended September 30, 2014, the Company applied a range of stated value adjustments of 0.0% to 98.0%, with a weighted average of 22.5%.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2015 and 2014 and still held at the end of the respective reporting period.

	Three Months Ended September 30, 2015
(in thousands)	Fair Value of Assets Held at September 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$9,171	$—	$—	$9,171	$(375)
Other real estate owned(2)	6,532	—	—	6,532	(399)
Total	$15,703	$—	$—	$15,703	$(774)

	Three Months Ended September 30, 2014
(in thousands)	Fair Value of Assets Held at September 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$22,379	$—	$—	$22,379	$(82)
Other real estate owned(2)	1,017	—	—	1,017	(93)
Total	$23,396	$—	$—	$23,396	$(175)

	Nine Months Ended September 30, 2015
(in thousands)	Fair Value of Assets Held at September 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$9,171	$—	$—	$9,171	$(287)
Other real estate owned(2)	6,532	—	—	6,532	(399)
Total	$15,703	$—	$—	$15,703	$(686)

	Nine Months Ended September 30, 2014
(in thousands)	Fair Value of Assets Held at September 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$25,786	$—	$—	$25,786	$(495)
Other real estate owned(2)	6,831	—	—	6,831	(69)
Total	$32,617	$—	$—	$32,617	$(564)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$37,303	$37,303	$37,303	$—	$—
Investment securities held to maturity	31,936	32,572	—	32,572	—
Loans held for investment	2,989,168	3,069,234	—	—	3,069,234
Loans held for sale – multifamily	21,519	21,519	—	21,519	—
Mortgage servicing rights – multifamily	13,379	15,062	—	—	15,062
Federal Home Loan Bank stock	44,652	44,652	—	44,652	—
Liabilities:
Deposits	$3,307,693	$3,308,155	$—	$3,308,155	$—
Federal Home Loan Bank advances	1,025,745	1,029,713	—	1,029,713	—
Long-term debt	61,857	60,245	—	60,245	—

	At December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,502	$30,502	$30,502	$—	$—
Investment securities held to maturity	28,006	28,537	—	28,537	—
Loans held for investment	2,099,129	2,150,672	—	—	2,150,672
Loans held for sale – multifamily	10,885	10,855	—	10,855	—
Mortgage servicing rights – multifamily	10,885	12,540	—	—	12,540
Federal Home Loan Bank stock	33,915	33,915	—	33,915	—
Liabilities:
Deposits	$2,445,430	$2,445,635	$—	$2,445,635	$—
Federal Home Loan Bank advances	597,590	600,599	—	600,599	—
Federal funds purchased and securities sold under agreements to repurchase	50,000	50,000	—	50,000	—
Long-term debt	61,857	60,235	—	60,235	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $3.3 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014

Net income	$9,961	$4,975	$32,641	$16,638
Weighted average shares:
Basic weighted-average number of common shares outstanding	22,035,317	14,805,780	20,407,386	14,797,019
Dilutive effect of outstanding common stock equivalents (1)	256,493	162,458	239,154	160,015
Diluted weighted-average number of common stock outstanding	22,291,810	14,968,238	20,646,540	14,957,034
Earnings per share:
Basic earnings per share	$0.45	$0.34	$1.60	$1.12
Diluted earnings per share	$0.45	$0.33	$1.58	$1.11

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2015 and 2014 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero and 104,514 at September 30, 2015 and 2014, respectively.

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

Financial highlights by operating segment were as follows.

	Three Months Ended September 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$8,125	$31,509	$39,634
Provision for credit losses	—	700	700
Noninterest income	60,584	6,884	67,468
Noninterest expense	63,916	28,110	92,026
Income before income taxes	4,793	9,583	14,376
Income tax expense	1,632	2,783	4,415
Net income	$3,161	$6,800	$9,961
Total assets	$1,089,832	$3,885,821	$4,975,653

	Three Months Ended September 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,145	$20,163	$25,308
Provision (reversal of provision) for credit losses	—	—	—
Noninterest income	42,153	3,660	45,813
Noninterest expense	45,228	18,930	64,158
(Loss) income before income taxes	2,070	4,893	6,963
Income tax (benefit) expense	629	1,359	1,988
Net (loss) income	$1,441	$3,534	$4,975
Total assets	$791,131	$2,683,525	$3,474,656

	Nine Months Ended September 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$21,337	$87,261	$108,598
Provision for credit losses	—	4,200	4,200
Noninterest income	195,239	20,589	215,828
Noninterest expense	180,787	93,056	273,843
Income before income taxes	35,789	10,594	46,383
Income tax expense	12,788	954	13,742
Net income	$23,001	$9,640	$32,641
Total assets	$1,089,832	$3,885,821	$4,975,653

	Nine Months Ended September 30, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$11,368	$59,799	$71,167
Provision for credit losses	—	(1,500)	(1,500)
Noninterest income	120,938	13,232	134,170
Noninterest expense	124,563	58,657	183,220
Income before income taxes	7,743	15,874	23,617
Income tax expense	2,508	4,471	6,979
Net income	$5,235	$11,403	$16,638
Total assets	$791,131	$2,683,525	$3,474,656

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

•	our ability to complete our proposed acquisition of Orange County Business Bank on the anticipated timeline or at all;

•	our ability to effectively integrate any recent or future acquisitions with our operations;

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

•
our ability to achieve compliance with complex new regulatory requirements, including laws and regulations such as those related to the Dodd-Frank Act and new rules being promulgated under that Act, including the Final Truth In Lending Act ("TILA")/Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure Rule (“Rule”) which took effect on October 3, 2015 and comes with increased regulatory penalties and the right of private action under TILA and may impact our ability to sell or the price we receive for certain loans;

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Income statement data (for the period ended):
Net interest income	$39,634	$38,230	$30,734	$27,502	$25,308	$108,598	$71,167
Provision (reversal of provision) for credit losses	700	500	3,000	500	—	4,200	(1,500)
Noninterest income	67,468	72,987	75,373	51,487	45,813	215,828	134,170
Noninterest expense	92,026	92,335	89,482	68,791	64,158	273,843	183,220
Net income before tax expense	14,376	18,382	13,625	9,698	6,963	46,383	23,617
Income tax expense	4,415	6,006	3,321	4,077	1,988	13,742	6,979
Net income	$9,961	$12,376	$10,304	$5,621	$4,975	$32,641	$16,638
Basic earnings per common share	$0.45	$0.56	$0.60	$0.38	$0.34	$1.60	$1.12
Diluted earnings per common share	$0.45	$0.56	$0.59	$0.38	$0.33	$1.58	$1.11
Common shares outstanding	22,061,702	22,065,249	22,038,748	14,856,611	14,852,971	22,061,702	14,852,971
Weighted average common shares:
Basic	22,035,317	22,028,539	17,158,303	14,811,699	14,805,780	20,407,386	14,797,019
Diluted	22,291,810	22,292,734	17,355,076	14,973,222	14,968,238	20,646,540	14,957,034
Shareholders’ equity per share	$20.87	$20.29	$19.94	$20.34	$19.83	20.87	19.83
Financial position (at period end):
Cash and cash equivalents	$37,303	$46,197	$56,864	$30,502	$34,687	37,303	$34,687
Investment securities	602,018	509,545	476,102	455,332	449,948	602,018	449,948
Loans held for sale	882,319	972,183	865,322	621,235	698,111	882,319	698,111
Loans held for investment, net	3,012,943	2,900,675	2,828,177	2,099,129	1,964,762	3,012,943	1,964,762
Mortgage servicing rights	146,080	153,237	121,722	123,324	124,593	146,080	124,593
Other real estate owned	8,273	11,428	11,589	9,448	10,478	8,273	10,478
Total assets	4,975,653	4,866,248	4,604,403	3,535,090	3,474,656	4,975,653	3,474,656
Deposits	3,307,693	3,322,653	3,344,223	2,445,430	2,425,458	3,307,693	2,425,458
Federal Home Loan Bank advances	1,025,745	922,832	669,419	597,590	598,590	1,025,745	598,590
Federal funds purchased and securities sold under agreements to repurchase	—	—	9,450	50,000	14,225	—	14,225
Shareholders’ equity	460,458	447,726	439,395	302,238	294,568	460,458	294,568
Financial position (averages):
Investment securities	$539,330	$506,904	$462,762	$454,127	$457,545	$503,280	$460,723
Loans held for investment	2,975,624	2,861,223	2,370,763	2,044,873	1,917,503	2,738,085	1,838,526
Total interest-earning assets	4,394,557	4,266,382	3,473,652	3,140,708	2,952,916	4,048,237	2,777,988
Total interest-bearing deposits	2,573,512	2,626,925	2,205,585	1,892,399	1,861,164	2,470,022	1,880,664
Federal Home Loan Bank advances	887,711	783,801	515,958	606,753	442,409	730,519	372,605
Federal funds purchased and securities sold under agreements to repurchase	—	4,336	41,734	23,338	11,149	15,204	4,134
Total interest-bearing liabilities	3,523,080	3,476,919	2,825,134	2,584,347	2,376,579	3,277,602	2,319,872
Shareholders’ equity	460,489	455,721	370,008	305,068	295,229	429,071	284,146

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

Financial performance:
Return on average shareholders’ equity (1)	8.65%	10.86%	11.14%	7.37%	6.74%	10.14%	7.81%
Return on average assets	0.83%	1.06%	1.08%	0.65%	0.61%	0.98%	0.71%
Net interest margin (2)	3.67%	3.63%	3.60%	3.53%	3.50%	3.63%	3.50%
Efficiency ratio (3)	85.92%	83.02%	84.33%	87.09%	90.21%	84.41%	89.23%
Asset quality:
Allowance for credit losses	$27,887	$26,448	$25,628	$22,524	$22,111	$27,887	$22,111
Allowance for loan losses/total loans(4)	0.89%	0.88%	0.87%	1.04%	1.10%	0.89%	1.10%
Allowance for loan losses/nonaccrual loans	138.27%	120.97%	117.48%	137.51%	109.75%	138.27%	109.75%
Total nonaccrual loans (5)(6)	$19,470	$21,308	$21,209	$16,014	$19,906	$19,470	$19,906
Nonaccrual loans/total loans	0.64%	0.73%	0.74%	0.75%	1.00%	0.64%	1.00%
Other real estate owned	$8,273	$11,428	$11,589	$9,448	$10,478	$8,273	$10,478
Total nonperforming assets(6)	$27,743	$32,736	$32,798	$25,462	$30,384	$27,743	$30,384
Nonperforming assets/total assets	0.56%	0.67%	0.71%	0.72%	0.87%	0.56%	0.87%
Net (recoveries) charge-offs	$(739)	$(320)	$(104)	$87	$57	$(1,163)	$478
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)(7)	9.69%	9.46%	11.47%	NA	NA	9.69%	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.35%	13.17%	13.75%	NA	NA	13.35%	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.35%	13.17%	13.75%	NA	NA	13.35%	NA
Basel III - Total risk-based capital (to risk-weighted assets)	14.15%	13.97%	14.57%	NA	NA	14.15%	NA
Basel I - Tier 1 leverage capital (to average assets)(7)	NA	NA	NA	9.38%	9.63%	NA	9.63%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	NA	NA	13.10%	13.03%	NA	13.03%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	NA	NA	14.03%	13.96%	NA	13.96%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)(7)	10.00%	9.87%	11.95%	NA	NA	10.00%	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	10.65%	10.66%	11.12%	NA	NA	10.65%	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	12.09%	12.02%	12.55%	NA	NA	12.09%	NA
Basel III - Total risk-based capital (to risk-weighted assets)	12.79%	12.72%	13.26%	NA	NA	12.79%	NA
Other data:
Full-time equivalent employees (ending)	2,100	1,964	1,829	1,611	1,598	2,100	1,598

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.14%, 1.16%, 1.19%, 1.10% and 1.18% at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due.

(6)
Includes $1.5 million, $1.2 million, $1.4 million, $4.4 million and $6.3 million of nonperforming loans at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively, which are guaranteed by the Small Business Administration ("SBA").

(7)
March 31, 2015 Tier 1 leverage capital (to average assets) includes average assets from the Simplicity merger for one month. If the Simplicity merger had occurred on January 1, 2015, the Bank's Tier 1 leverage capital would have been 9.95% and the Company's Tier 1 leverage capital would have been 10.38% at March 31, 2015.

	At or for the Three Months Ended					At or for the Nine Months Ended
(in thousands)	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$14,271,187	$12,980,045	$11,910,254	$11,216,208	$10,593,265	$14,271,187	$10,593,265
Multifamily	866,880	840,051	773,092	752,640	703,197	866,880	703,197
Other	86,567	83,982	83,574	82,354	86,589	86,567	86,589
Total loans serviced for others	$15,224,634	$13,904,078	$12,766,920	$12,051,202	$11,383,051	$15,224,634	$11,383,051

Loan production volumes:
Single family mortgage closed loans(1)(2)	$1,934,151	$2,022,656	$1,606,893	$1,330,735	$1,294,895	$5,563,700	$3,069,882
Single family mortgage interest rate lock commitments(2)	1,806,767	1,882,955	1,901,238	1,171,598	1,167,677	5,590,960	3,172,650
Single family mortgage loans sold(2)	1,965,223	1,894,387	1,316,959	1,273,679	1,179,464	5,176,569	2,705,719
Multifamily mortgage originations	47,342	79,789	24,428	57,135	60,699	151,559	95,147
Multifamily mortgage loans sold	42,333	72,459	26,173	99,285	20,409	140,965	42,574

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Management’s Overview of Third Quarter of 2015 Financial Performance

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

Reflecting the continued growth and diversification of our banking business, we are in the process of applying for a conversion to a Washington State Chartered Commercial Bank. To facilitate this bank charter conversion, we are also, simultaneously, in the process of applying to become a Bank Holding Company and a Financial Holding Company. Subject to regulatory approvals, we anticipate these organizational changes to become effective by the end of the year.

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

On September 28, 2015, the Company entered into a definitive agreement to acquire Orange County Business Bank ("OCBB"), a California banking corporation in Irvine, California. Management believes that this acquisition will complement HomeStreet's recent expansion of its banking activities into California. The proposed transaction was approved by the boards of both companies and is expected to close in the first quarter of 2016, subject to certain conditions set forth in the merger agreement as well as customary closing conditions, including OCBB shareholder approval and certain state and federal regulatory approvals.

On August 4, 2015, the Company entered into a definitive agreement to acquire a bank branch and deposits in Dayton, Washington. This acquisition, which has received regulatory approval and is expected to close in December, will increase HomeStreet’s network of branches in Eastern Washington to a total of five retail deposit branches.

On March 1, 2015, the Company completed its merger with Simplicity Bancorp, Inc., located in Southern California ("Simplicity"), immediately followed by the merger of its subsidiary Simplicity Bank with and into HomeStreet Bank (together, referred to as the “Simplicity merger”). At the closing, there were 7,180,005 shares of Simplicity common stock, par value $0.01, outstanding, all of which were cancelled in exchange for an equal number of shares of HomeStreet common stock, no par value, issued to Simplicity’s stockholders. The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $7.3 million, as subsequently adjusted, which was reported as a component of noninterest income on our consolidated statements of operations. We also recorded merger-related expenses of $15.8 million during the nine months ended September 30, 2015. The results of operations of Simplicity are included in the consolidated results of operations since the date of the merger. The merger represents a significant expansion of HomeStreet’s banking activities into California.

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

At September 30, 2015, we had total assets of $4.98 billion, net loans held for investment of $3.01 billion, deposits of $3.31 billion and shareholders’ equity of $460.5 million. Through the Simplicity merger, we added $850.9 million of assets, $664.1 million of loans and $651.2 million of deposits.

Results for the third quarter of 2015 reflect the continued growth of our mortgage banking business and expansion of our commercial and consumer business. Since September 2014, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added nine home loan centers and 10 retail deposit branches

1 DUS® is a registered trademark of Fannie Mae	60

(three de novo and seven from the Simplicity merger) to bring our total home loan centers to 64, our total commercial lending centers to six and our total retail deposit branches to 43.

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

Consolidated Financial Performance

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,		Percent Change
(in thousands, except per share data and ratios)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014

Selected statement of operations data
Total net revenue	$107,102	$71,121	51%	$324,426	$205,337	58%
Total noninterest expense	92,026	64,158	43	273,843	183,220	49
Provision (reversal of provision) for credit losses	700	—	NM	4,200	(1,500)	NM
Income tax expense	4,415	1,988	122	13,742	6,979	97
Net income	$9,961	$4,975	100%	$32,641	$16,638	96%

Financial performance
Diluted income per share	$0.45	$0.33		$1.58	$1.11
Return on average common shareholders’ equity	8.65%	6.74%		10.14%	7.81%
Return on average assets	0.83%	0.61%		0.98%	0.71%
Net interest margin	3.67%	3.50%		3.63%	3.50%
NM = Not meaningful

For the third quarter of 2015, net income was $10.0 million, or $0.45 per diluted share, compared to $5.0 million, or $0.33 per diluted share for the third quarter of 2014. Return on equity was 8.65% for the third quarter of 2015 (on an annualized basis), compared to 6.74% for the same period last year, while return on average assets was 0.83% for the third quarter of 2015 (on an annualized basis), compared to 0.61% for the same period last year.

Commercial and Consumer Banking Segment Results

Our Commercial and Consumer Banking segment net income was $6.8 million in the third quarter of 2015, compared to net income of $3.5 million in the third quarter of 2014. Included in the results for the third quarter of 2015 are merger-related items (net of tax) of a gain of $512 thousand compared to expense of $469 thousand during the same period last year.

Commercial and Consumer Banking segment net interest income was $31.5 million for the third quarter of 2015, an increase of $11.3 million, or 56.3%, from $20.2 million for the third quarter of 2014, primarily due to higher average balances of loans held for investment.

The Company recorded $700 thousand of provision for credit losses in the third quarter of 2015 compared to no provision recorded in the third quarter of 2014. The additional credit loss provision in the quarter was due in part to overall growth in the loans held for investment portfolio, partially offset by the favorable impact of net loan loss recoveries during the quarter. Net recoveries were $739 thousand in the third quarter of 2015 compared to net charge-offs of $57 thousand in the third quarter of 2014. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.89% of loans held for investment at September 30, 2015 compared to 1.10% at September 30, 2014, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 1.14% of loans held for investment at September 30, 2015 compared to 1.18% at September 30, 2014. Nonperforming assets were $27.7 million, or 0.56% of total assets at September 30, 2015, compared to $30.4 million, or 0.87% of total assets at September 30, 2014.

Commercial and Consumer Banking segment noninterest expense of $28.1 million increased $9.2 million, or 48.5%, from $18.9 million in the third quarter of 2014, primarily due to the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. We added 10 retail deposit branches, three de novo and seven from the Simplicity merger, and increased the segment's headcount by 33.4% during the twelve-month period. During the first quarter of 2015, the commercial and consumer banking segment further expanded its network into California through the launch of HomeStreet Commercial Capital and the addition of a team specializing in SBA lending.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $3.2 million in the third quarter of 2015, compared to net income of $1.4 million in the third quarter of 2014. The increase in net income is primarily due to higher net gain on single family mortgage loan origination and sale activities due to higher interest rate lock commitments and composite margin, partially offset by higher commission expense resulting from increased closed loan volume in the quarter.

Mortgage Banking noninterest income of $60.6 million increased $18.4 million, or 43.7%, from $42.2 million in the third quarter of 2014, primarily due to a 54.7% increase in single family mortgage interest rate lock commitments. Increased interest rate lock commitments reflect sustained lower mortgage interest rates and growth in the overall segment loan origination capacity through the addition of mortgage production personnel and expansion of our network of mortgage loan centers. We have increased our mortgage production personnel by 14.1% at September 30, 2015 compared to September 30, 2014.

Mortgage Banking noninterest expense was $63.9 million an increase of $18.7 million, or 41.3%, from $45.2 million in the third quarter of 2014, primarily due to higher commission and incentive expense and general and administrative expenses resulting from a 49.4% increase in closed loan volumes and overall growth in personnel and expansion into new markets. We added nine home loan centers and increased the segment's headcount by 30.2% during the twelve-month period.

Regulatory Matters

On January 1, 2015, the Bank and the Company became subject to Basel III capital standards. The Bank and the Company remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at September 30, 2015 were 9.69% and 14.15%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 10.00% and 12.79%, respectively. At September 30, 2014, under the Basel I standards, the Bank's Tier 1 leverage and total risk-based capital ratios were 9.63% and 13.96%.

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

	Three Months Ended September 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$27,725	$13	0.18%	$27,631	$13	0.19%
Investment securities	539,330	3,453	2.54%	457,545	3,141	2.72%
Loans held for sale	851,878	8,394	3.91%	550,237	5,393	3.89%
Loans held for investment	2,975,624	32,727	4.36%	1,917,503	20,402	4.22%
Total interest-earning assets	4,394,557	44,587	4.03%	2,952,916	28,949	3.89%
Noninterest-earning assets (2)	423,048			329,089
Total assets	$4,817,605			$3,282,005
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$404,874	495	0.49%	$281,820	301	0.42%
Savings accounts	299,135	258	0.34%	174,849	238	0.54%
Money market accounts	1,126,119	1,268	0.45%	1,001,709	1,125	0.45%
Certificate accounts	743,384	1,101	0.59%	402,786	720	0.71%
Total interest-bearing deposits	2,573,512	3,122	0.48%	1,861,164	2,384	0.51%
Federal Home Loan Bank advances	887,711	958	0.43%	442,409	509	0.46%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	11,149	6	0.21%
Long-term debt	61,857	278	1.78%	61,857	271	1.74%
Total interest-bearing liabilities	3,523,080	4,358	0.49%	2,376,579	3,170	0.53%
Noninterest-bearing liabilities	834,036			610,197
Total liabilities	4,357,116			2,986,776
Shareholders’ equity	460,489			295,229
Total liabilities and shareholders’ equity	$4,817,605			$3,282,005
Net interest income (3)		$40,229			$25,779
Net interest spread			3.54%			3.36%
Impact of noninterest-bearing sources			0.13%			0.14%
Net interest margin			3.67%			3.50%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $595 thousand and $471 thousand for the three months ended September 30, 2015 and September 30, 2014, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Nine Months Ended September 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$37,719	$55	0.19%	$30,793	$45	0.19%
Investment securities	503,280	10,355	2.74%	460,723	10,005	2.90%
Loans held for sale	769,153	22,010	3.81%	447,946	12,863	3.84%
Loans held for investment	2,738,085	89,786	4.37%	1,838,526	59,089	4.30%
Total interest-earning assets	4,048,237	122,206	4.02%	2,777,988	82,002	3.95%
Noninterest-earning assets (2)	389,691			345,229
Total assets	$4,437,928			$3,123,217
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$283,523	1,004	0.46%	$268,282	657	0.33%
Savings accounts	281,212	800	0.39%	166,896	657	0.53%
Money market accounts	1,113,001	3,643	0.44%	969,262	3,224	0.44%
Certificate accounts	792,285	3,313	0.56%	476,224	2,574	0.72%
Total interest-bearing deposits	2,470,021	8,760	0.47%	1,880,664	7,112	0.51%
Federal Home Loan Bank advances	730,519	2,477	0.46%	372,605	1,366	0.49%
Federal funds purchased and securities sold under agreements to repurchase	15,204	28	0.16%	4,134	7	0.23%
Long-term debt	61,857	814	1.76%	62,469	851	1.82%
Total interest-bearing liabilities	3,277,601	12,079	0.49%	2,319,872	9,336	0.54%
Noninterest-bearing liabilities	731,256			519,199
Total liabilities	4,008,857			2,839,071
Shareholders’ equity	429,071			284,146
Total liabilities and shareholders’ equity	$4,437,928			$3,123,217
Net interest income (3)		$110,127			$72,666
Net interest spread			3.53%			3.41%
Impact of noninterest-bearing sources			0.10%			0.09%
Net interest margin			3.63%			3.50%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.5 million for each of the nine months ended September 30, 2015 and September 30, 2014. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $488 thousand and $713 thousand for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Net Income

Net income was $10.0 million for the three months ended September 30, 2015, an increase of $5.0 million from net income of $5.0 million for the three months ended September 30, 2014, primarily due to an increase in noninterest income, which is largely due to a significantly higher gain on mortgage loan origination and sale activities driven by higher single family interest rate lock commitments. Interest rate lock commitments increased as a result of the expansion of our mortgage lending network and higher loan production per loan producer as a result of lower mortgage interest rates. For the nine months ended September 30, 2015, net income was $32.6 million, an increase of $16.0 million, or 96.2%, from $16.6 million for the nine months ended September 30, 2014. Included in net income for the three and nine months ended September 30, 2015 were merger-related costs (net of tax) of $284 thousand and $10.3 million, respectively. Additionally, during the three and nine months ended September 30, 2015, we recorded bargain purchase gain, as subsequently adjusted, of $796 thousand and $7.3 million, respectively. Such merger-related costs (net of tax) relating to prior acquisitions totaled $469 thousand and $1.4 million during the three and nine months ended September 30, 2014, respectively.

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

Net interest income on a tax equivalent basis was $40.2 million for the third quarter of 2015, an increase of $14.5 million, or 56.1%, from $25.8 million for the third quarter of 2014. For the nine months ended September 30, 2015, net interest income was $110.1 million, an increase of $37.5 million, or 51.6%, from $72.7 million for the nine months ended September 30, 2014. The net interest margin for the third quarter of 2015 improved to 3.67% from 3.50% in the third quarter of 2014, and improved to 3.63% for the nine months ended September 30, 2015 from 3.50% for the nine months ended September 30, 2014. The increase in the net interest margin from the three and nine months ended September 30, 2014 primarily resulted from a higher yield on interest-earning assets, primarily due to higher yield on loans held for investment, coupled with a lower cost of interest-bearing funds.

Total average interest-earning assets increased from the three and nine months ended September 30, 2014, primarily as a result of growth in average loans held for investment, both from originations and from the March 2015 merger with Simplicity. Total average interest-bearing deposit balances increased from the prior periods primarily due to growth in certificates of deposit accounts.

Total interest income on a tax equivalent basis of $44.6 million in the third quarter of 2015 increased $15.6 million, or 54.0%, from $28.9 million in the third quarter of 2014, primarily driven by higher average balances of loans held for investment. Average balances of loans held for investment increased $1.06 billion, or 55.2%, from the third quarter of 2014. For the nine months ended September 30, 2015, interest income was $122.2 million compared to $82.0 million for the nine months ended September 30, 2014 also resulting from higher average balances of loans held for investment.

Total interest expense of $4.4 million in the third quarter of 2015 increased $1.2 million, or 37.5%, from $3.2 million in the third quarter of 2014. Higher average balances of interest-bearing deposits in the third quarter of 2015 were partially offset by a 3 basis point reduction in the cost of these interest-bearing deposits. For the nine months ended September 30, 2015, interest expense was $12.1 million compared to $9.3 million for the nine months ended September 30, 2014, primarily resulting from higher average balances of interest-bearing deposits, partially offset by a 5 basis point reduction in the cost of such funds.

Provision for Credit Losses

We recorded a provision for credit losses of $700 thousand in the third quarter of 2015, compared to no provision recorded in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded a provision of $4.2 million, compared to a reversal of provision of $1.5 million during the same period in the prior year. Nonaccrual loans were $19.5 million at September 30, 2015, an increase of $3.5 million, or 21.6%, from $16.0 million at December 31, 2014. Nonaccrual loans as a percentage of total loans was 0.64% at September 30, 2015 compared to 0.75% at December 31, 2014.

Net recoveries were $739 thousand in the third quarter of 2015 compared to net charge-offs of $57 thousand in the third quarter of 2014. For the nine months ended September 30, 2015, net recoveries were $1.2 million, compared to net charge-offs of $478 thousand during the same period in the prior year. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management’s Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income was $67.5 million in the third quarter of 2015, an increase of $21.7 million, or 47.3%, from $45.8 million in the third quarter of 2014. For the nine months ended September 30, 2015, noninterest income was $215.8 million, an increase of $81.7 million, or 60.9%, from $134.2 million for the nine months ended September 30, 2014. Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is influenced by mortgage interest rates, the economy, employment and housing supply and affordability, among other factors. The increase in noninterest income in the third quarter of 2015 compared to the third quarter of 2014 was primarily the result of higher net gain on mortgage loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments. Our single family mortgage interest rate lock commitments of $1.81 billion in the third quarter of 2015 increased $639.1 million, or 54.7%, compared to $1.17 billion in the third quarter of 2014. Included in noninterest income for the nine months ended September 30, 2015 was a bargain purchase gain of $7.3 million from the merger with Simplicity. Included in noninterest income for the nine months ended September 30, 2014 were a $4.7 million pre-tax increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on sale of single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$57,885	$37,642	$20,243	54%	$189,746	$104,946	(2)	$84,800	81%
Mortgage servicing income	4,768	6,155	(1,387)	(23)	10,896	24,284	(3)	(13,388)	(55)
Income (loss) from WMS Series LLC	380	(122)	502	NM	1,428	(69)		1,497	NM
Gain (loss) on debt extinguishment	—	2	(2)	(100)	—	(573)		573	(100)
Depositor and other retail banking fees	1,701	944	757	80	4,239	2,676		1,563	58
Insurance agency commissions	477	256	221	86	1,183	892		291	33
Gain (loss) on securities available for sale	1,002	480	522	109	1,002	1,173		(171)	(15)
Bargain purchase gain	796	—	796	NM	7,345	—		7,345	NM
Other	459	456	3	1	(11)	841		(852)	(101)
Total noninterest income	$67,468	$45,813	$21,655	47%	$215,828	$134,170		$81,658	61%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during 2014.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Single family held for sale:
Servicing value and secondary market gains(1)	$49,613	$29,866	$19,747	66%	$167,786	$79,658		$88,128	111%
Loan origination and funding fees	6,362	6,947	(585)	(8)	16,452	18,489		(2,037)	(11)
Total single family held for sale	55,975	36,813	19,162	52	184,238	98,147		86,091	88
Multifamily	1,488	930	558	60	4,741	2,019		2,722	135
Other	422	(101)	523	NM	767	4,780	(2)	(4,013)	(84)
Net gain on mortgage loan origination and sale activities	$57,885	$37,642	$20,243	54%	$189,746	$104,946		$84,800	81%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Single family mortgage closed loan volume (1)	$1,934,151	$1,294,895	$639,256	49%	$5,563,700	$3,069,882	$2,493,818	81%
Single family mortgage interest rate lock commitments (1)	1,806,767	1,167,677	639,090	55	5,590,960	3,172,650	2,418,310	76

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

During the third quarter of 2015, single family closed loan production increased 49.4% and single family interest rate lock commitments increased 54.7% compared to the third quarter of 2014. For the nine months ended September 30, 2015, single family closed loan production increased 81.2% and single family interest rate lock commitments increased 76.2% compared to the nine months ended September 30, 2014. These increases were mainly the result of the expansion of our mortgage lending operations and continued low mortgage interest rates.

Net gain on mortgage loan origination and sale activities was $57.9 million for the third quarter of 2015, an increase of $20.2 million, or 53.8%, from $37.6 million for the third quarter of 2014. For the nine months ended September 30, 2015, net gain on mortgage loan origination and sale activities was $189.7 million, an increase of $84.8 million, or 80.8%, from $104.9 million for the nine months ended September 30, 2014. This increase predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network and higher loan production per loan producer as a result of continued low mortgage interest rates. Mortgage production personnel grew by 14.1% at September 30, 2015 compared to September 30, 2014. During the first nine months of 2014, we recognized a $4.6 million pre-tax gain on sale of single family loans that were originally held for investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(883)	$(518)	$(2,052)	$(1,070)
	$(883)	$(518)	$(2,052)	$(1,070)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

Mortgage servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Servicing income, net:
Servicing fees and other	$11,136	$9,350	$1,786	19%	$30,256	$29,311		$945	3%
Changes in fair value of MSRs due to modeled amortization (1)	(8,478)	(6,212)	(2,266)	36	(26,725)	(19,289)		(7,436)	39
Amortization of multifamily MSRs	(511)	(425)	(86)	20	(1,441)	(1,283)		(158)	12
	2,147	2,713	(566)	(21)	2,090	8,739		(6,649)	(76)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(19,396)	899	(20,295)	NM	(8,224)	(7,836)	(3)	(388)	5
Net gain (loss) from derivatives economically hedging MSRs	22,017	2,543	19,474	766	17,030	23,381		(6,351)	(27)
	2,621	3,442	(821)	(24)	8,806	15,545		(6,739)	(43)
Mortgage servicing income	$4,768	$6,155	$(1,387)	(23)%	$10,896	$24,284		$(13,388)	(55)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during 2014.

For the third quarter of 2015, mortgage servicing income was $4.8 million, a decrease of $1.4 million, or 22.5%, from $6.2 million in the third quarter of 2014. For the nine months ended September 30, 2015, mortgage servicing income was $10.9 million, a decrease of $13.4 million, or 55.1%, from $24.3 million for the nine months ended September 30, 2014. The decrease in comparative quarters was primarily attributable to a $2.3 million decrease in the changes in fair value of MSRs due to modeled amortization and an $821 thousand decrease in risk management results. The decrease in the changes in fair value of MSRs due to modeled amortization occurred as a result of higher current loan prepayments. The decrease in risk management results for the nine months ended September 30, 2015 was primarily attributable to a pre-tax gain of $4.7 million included in the nine months ended September 30, 2014, resulting from the sale of single family MSRs, as well as gains from model assumption adjustments in 2014 to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

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

The net performance of our MSR risk management activities for the third quarter of 2015 was a gain of $2.6 million compared to a gain of $3.4 million in the third quarter of 2014. For the nine months ended September 30, 2015, risk management results was a gain of $8.8 million compared to a gain of $15.5 million for the nine months ended September 30, 2014. The lower hedging gain in the first nine months of 2015 largely resulted from the one-time gain of $4.7 million in the third quarter of 2014 resulting from the sale of single family MSRs, as well as a reduction in gains from model assumption adjustments in 2014 to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

Mortgage servicing fees collected in the third quarter of 2015 were $11.1 million, an increase of $1.8 million, or 19.1%, from $9.4 million in the third quarter of 2014. For the nine months ended September 30, 2015, mortgage servicing fees were $30.3 million compared to mortgage servicing fees of $29.3 million for the nine months ended September 30, 2014. Our loans serviced for others portfolio was $15.22 billion at September 30, 2015 compared to $11.38 billion at September 30, 2014. The lower balance at September 30, 2014 was the result of the June 2014 sale of the rights to service $2.96 billion of single family mortgage loans.

Income (loss) from WMS Series LLC in the third quarter of 2015 was $380 thousand compared to a loss of $122 thousand in the third quarter of 2014. For the nine months ended September 30, 2015, income from WMS Series LLC was $1.4 million compared to a loss of $69 thousand for the nine months ended September 30, 2014. The improvement in 2015 was primarily due to continued low mortgage interest rates which led to a 35.2% increase in interest rate lock commitments and a 18.4% increase in closed loan volume, which were $155.1 million and $172.7 million, respectively, for the three months ended September 30, 2015 compared to $114.7 million and $145.8 million, respectively, for the same period in 2014. For the nine months ended September 30, 2015, interest rate lock commitments and closed loan volume were $468.2 million and $491.1 million compared to $346.1 million and $362.4 million, respectively, for the same period in 2014.

Depositor and other retail banking fees for the three and nine months ended September 30, 2015 increased from the three and nine months ended September 30, 2014, primarily driven by an increase in the number of transaction accounts as we grow our retail deposit branch network both organically and through the merger with Simplicity. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Fees:
Monthly maintenance and deposit-related fees	$721	$423	$298	70%	$1,931	$1,241	$690	56%
Debit Card/ATM fees	954	511	443	87	2,242	1,397	845	60
Other fees	26	10	16	160	66	38	28	74
Total depositor and other retail banking fees	$1,701	$944	$757	80%	$4,239	$2,676	$1,563	58%

Noninterest Expense

Noninterest expense was $92.0 million in the third quarter of 2015, an increase of $27.9 million, or 43.4%, from $64.2 million in the third quarter of 2014. For the nine months ended September 30, 2015, noninterest expense was $273.8 million, an increase of $90.6 million, or 49.5%, from $183.2 million for the nine months ended September 30, 2014. The increase in noninterest expense in the third quarter of 2015 was due to an $18.4 million increase in salaries and related costs, a $4.5 million increase in general and administrative costs, and a $3.9 million increase in information services costs. These increased costs were primarily a result of the integration of Simplicity and a 31.4% growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer businesses. The increase in noninterest expense in the nine months ended September 30, 2015 was due to a $61.6 million increase in salaries and related costs, a $10.9 million increase in general and administrative costs and a $8.4 million increase in information services costs. Included in noninterest expense in the nine months ended September 30, 2015 was $15.8 million of merger costs related to Simplicity. Such merger-related costs from prior acquisitions totaled $2.2 million for the nine months ended September 30, 2014.

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Noninterest expense
Salaries and related costs	$60,991	$42,604	$18,387	43%	$180,238	$118,681	$61,557	52%
General and administrative	14,869	10,326	4,543	44	42,532	31,593	10,939	35
Legal	868	630	238	38	1,912	1,571	341	22
Consulting	166	628	(462)	(74)	6,544	2,182	4,362	200
Federal Deposit Insurance Corporation assessments	504	682	(178)	(26)	1,890	1,874	16	1
Occupancy	6,077	4,935	1,142	23	18,024	14,042	3,982	28
Information services	8,159	4,220	3,939	93	21,993	13,597	8,396	62
Net cost of operation and sale of other real estate owned	392	133	259	195	710	(320)	1,030	(322)
Total noninterest expense	$92,026	$64,158	$27,868	43%	$273,843	$183,220	$90,623	49%

The following table provides a breakout of expenses related to the merger with Simplicity for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in thousands)

Noninterest expense
Salaries and related costs	$(7)	$7,669
General and administrative	7	1,256
Legal	179	530
Consulting	(212)	5,539
Occupancy	(48)	335
Information services	518	481
Total noninterest expense	$437	$15,810

Salaries and related costs were $61.0 million in the third quarter of 2015, an increase of $18.4 million, or 43.2%, from $42.6 million in the third quarter of 2014. For the nine months ended September 30, 2015, salaries and related costs were $180.2 million, an increase of $61.6 million, or 51.9%, from $118.7 million for the nine months ended September 30, 2014. The increases primarily resulted from a 31.4% increase in full-time equivalent employees at September 30, 2015 compared to September 30, 2014 and higher commission and incentive expense, as single family closed loan volumes increased 49.4% and 81.2%, respectively, from the three and nine months ended September 30, 2014.

General and administrative expenses were $14.9 million in the third quarter of 2015, an increase of $4.5 million, or 44.0%, from $10.3 million in the third quarter of 2014. For the nine months ended September 30, 2015, general and administrative expenses were $42.5 million, an increase of $10.9 million, or 34.6%, from $31.6 million for the nine months ended September 30, 2014. These expenses include general office and equipment expense, marketing, taxes and insurance.

Information services expense was $8.2 million in the third quarter of 2015, an increase of $3.9 million, or 93.3%, from $4.2 million in the third quarter of 2014. For the nine months ended September 30, 2015, information services expense was $22.0 million, an increase of $8.4 million, or 61.7%, from $13.6 million for the nine months ended September 30, 2014. The increases primarily resulted from increased headcount and continued growth of our mortgage banking business and expansion of our commercial and consumer business.

Consulting expense was $166 thousand in the third quarter of 2015, a decrease of $462 thousand, or 73.6%, from $628 thousand in the third quarter of 2014. For the nine months ended September 30, 2015, consulting expenses were $6.5 million, an increase of $4.4 million, or 200%, from $2.2 million for the nine months ended September 30, 2014. The increase in the nine months ended September 30, 2015 was predominantly due to incurred merger-related costs.

Income Tax Expense
For the third quarter of 2015 we recorded income tax provision of $4.4 million, compared to a provision of $2.0 million for the third quarter of 2014.
For the nine months ended September 30, 2015, income tax provision was $13.7 million with an effective tax rate of 29.6% (inclusive of discrete items), compared to $7.0 million and a 29.6% effective tax rate (inclusive of discrete items) for the same period in 2014.
Our effective income tax rate for the nine months ended September 30, 2015 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, the benefit of tax exempt interest income, the benefit of low income housing tax credit investments, the tax impacts related to the Simplicity transaction, and the impacts of our 2014 tax return true-up adjustments. The Company’s discrete amounts for the nine months ended September 30, 2015 resulted in a net reduction of approximately 4.3% to the effective tax rate, largely due to the Simplicity acquisition. For tax purposes, the bargain purchase gain from the Simplicity acquisition is nontaxable and resulted in a discrete reduction of 5.6% to the effective tax rate as of September 30, 2015. Additionally, re-evaluation of the estimated 2015 state tax rate as a result of the Company's increased business activities in California resulted in a discrete increase of 2.4% to the effective tax rate as of September 30, 2015.

Review of Financial Condition – Comparison of September 30, 2015 to December 31, 2014

Total assets were $4.98 billion at September 30, 2015 and $3.54 billion at December 31, 2014. Through the Simplicity merger, we added $850.2 million of total assets to the balance sheet.

Cash and cash equivalents were $37.3 million at September 30, 2015 compared to $30.5 million at December 31, 2014, an increase of $6.8 million, or 22.3%.

Investment securities were $602.0 million at September 30, 2015 compared to $455.3 million at December 31, 2014, an increase of $146.7 million, or 32.2%, primarily resulting from the execution of our strategic growth and diversification.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $31.9 million at September 30, 2015, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At September 30, 2015		At December 31, 2014
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$91,004	16.0%	$107,280	25.1%
Commercial	24,065	4.2	13,671	3.2
Municipal bonds	187,083	32.8	122,334	28.6
Collateralized mortgage obligations:
Residential	87,789	15.4	43,166	10.1
Commercial	56,246	9.9	20,486	4.8
Corporate debt securities	82,882	14.5	79,400	18.6
U.S. Treasury securities	41,013	7.2	40,989	9.6
Total investment securities available for sale	$570,082	100.0%	$427,326	100.0%

Loans held for sale were $882.3 million at September 30, 2015 compared to $621.2 million at December 31, 2014, an increase of $261.1 million, or 42.0%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to a 45.3% increase in single family mortgage closed loans during the quarter compared to the fourth quarter of 2014.

Loans held for investment, net were $3.01 billion at September 30, 2015 compared to $2.10 billion at December 31, 2014, an increase of $913.8 million, or 43.5%. Our single family loan portfolio increased $275.3 million from December 31, 2014. Our multifamily loan portfolio increased $327.3 million from December 31, 2014, primarily from the Simplicity merger as well as organic growth of our commercial portfolio. Our construction loans, including commercial construction and residential construction, increased $161.9 million from December 31, 2014, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $146.1 million at September 30, 2015 compared to $123.3 million at December 31, 2014, an increase of $22.8 million, or 18.5%, as a result of growth in the loans serviced for others portfolio and changes in model assumptions, including prepayment speed assumptions.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2015			At December 31, 2014
(in thousands)	Amount		Percent	Amount	Percent

Consumer loans
Single family	$1,171,967	(1)	38.6%	$896,665	42.2%
Home equity and other	237,491		7.8	135,598	6.4
	1,409,458		46.4	1,032,263	48.6
Commercial loans
Commercial real estate (2)	563,241		18.5	523,464	24.6
Multifamily	382,392		12.6	55,088	2.6
Construction/land development	529,871		17.3	367,934	17.3
Commercial business	158,135		5.2	147,449	6.9
	1,633,639		53.6	1,093,935	51.4
	3,043,097		100.0%	2,126,198	100.0%
Net deferred loan fees, costs and discounts	(3,232)			(5,048)
	3,039,865			2,121,150
Allowance for loan losses	(26,922)			(22,021)
	$3,012,943			$2,099,129

(1)
Includes $23.8 million of loans at September 30, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
September 30, 2015 and December 31, 2014 balances comprised of $154.1 million and $143.8 million of owner occupied loans, respectively, and $409.1 million and $379.6 million of non-owner occupied loans, respectively.

Deposits were $3.31 billion at September 30, 2015 compared to $2.45 billion at December 31, 2014, an increase of $862.3 million, or 35.3%. During the first quarter of 2015, we added $651.2 million of deposits from the Simplicity merger. Transaction and savings deposits increased $541.3 million, or 31.5%, during the first nine months of 2015 reflecting the growth and expansion of our branch banking network. The $224.7 million, or 45.4%, increase in certificates of deposit since December 31, 2014 was primarily due to the Simplicity merger.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At September 30, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$372,070	11.2%	$240,679	9.8%
Interest-bearing transaction and savings deposits:
NOW accounts	452,482	13.7	272,390	11.1
Statement savings accounts due on demand	296,983	9.0	200,638	8.2
Money market accounts due on demand	1,140,660	34.5	1,007,213	41.2
Total interest-bearing transaction and savings deposits	1,890,125	57.2	1,480,241	60.5
Total transaction and savings deposits	2,262,195	68.4	1,720,920	70.3
Certificates of deposit	719,208	21.7	494,526	20.2
Noninterest-bearing accounts - other	326,290	9.9	229,984	9.5
Total deposits	$3,307,693	100.0%	$2,445,430	100.0%

Federal Home Loan Bank advances were $1.03 billion at September 30, 2015 compared to $597.6 million at December 31, 2014, an increase of $428.2 million, or 71.6%. The Company uses these borrowings to primarily fund our mortgage banking and securities investment activities.

Shareholders’ Equity

Shareholders' equity was $460.5 million at September 30, 2015 compared to $302.2 million at December 31, 2014. This increase included additional paid in capital from issuance of common stock of $124.4 million mostly related to the issuance of HomeStreet common stock to Simplicity shareholders, net income of $32.6 million and other comprehensive income of $147 thousand recognized during the nine months ended September 30, 2015. Other comprehensive income represents unrealized gains and losses in the valuation of our investment securities portfolio at September 30, 2015.

Shareholders’ equity, on a per share basis, was $20.87 per share at September 30, 2015, compared to $20.34 per share at December 31, 2014.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014

Return on assets (1)	0.83%	0.61%	0.98%	0.71%
Return on equity (2)	8.65%	6.74%	10.14%	7.81%
Equity to assets ratio (3)	9.56%	9.00%	9.67%	9.10%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings (loss) available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2015, we launched HomeStreet Commercial Capital, a commercial real estate lending group originating permanent loans up to $10 million in size. The group is based in Orange County, California and will provide permanent financing for a range of commercial real estate loans including multifamily, industrial, retail, office, mobile home parks and self-storage facilities. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. As of September 30, 2015, our bank branch network consists of 43 branches in the Pacific Northwest, California and Hawaii. At September 30, 2015 and December 31, 2014, our transaction and savings deposits totaled $2.26 billion and $1.72 billion, respectively, and our loan portfolio totaled $3.01 billion and $2.10 billion, respectively. This segment is also responsible for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Net interest income	$31,509	$20,163	$11,346	56%	$87,261	$59,799		$27,462	46%
Provision for credit losses	700	—	700	NM	4,200	(1,500)		5,700	NM
Noninterest income	6,884	3,660	3,224	88	20,589	13,232	(2)	7,357	56
Noninterest expense	28,110	18,930	9,180	48	93,056	58,657		34,399	59
Income (loss) before income tax expense (benefit)	9,583	4,893	4,690	96	10,594	15,874		(5,280)	(33)
Income tax expense (benefit)	2,783	1,359	1,424	105	954	4,471		(3,517)	(79)
Net income (loss)	$6,800	$3,534	$3,266	92%	$9,640	$11,403		$(1,763)	(15)%

Total assets	$3,885,821	$2,683,525	$1,202,296	45%	$3,885,821	$2,683,525		$1,202,296	45%
Efficiency ratio (1)	73.22%	79.46%			86.28%	80.32%
Full-time equivalent employees (ending)	807	605	202	33	807	605		202	33
Net gain on mortgage loan origination and sale activities:
Multifamily	1,488	930	558	60	4,741	2,019		2,722	135
Other	422	(101)	523	NM	767	4,780	(2)	(4,013)	(84)
	$1,910	$829	$1,081	130%	$5,508	$6,799		$(1,291)	(19)%

Production volumes:
Multifamily mortgage originations	$47,342	$60,699	$(13,357)	(22)%	$151,559	$95,147		$56,412	59%
Multifamily mortgage loans sold	$42,333	$20,409	$21,924	107%	$140,965	$42,574		$98,391	231%
NM = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

Commercial and Consumer Banking net income was $6.8 million for the third quarter of 2015 compared to $3.5 million for the third quarter of 2014. The increase in net income in the third quarter of 2015 was primarily the result of an $11.3 million increase in net interest income resulting from higher average balances of interest-earning assets. This increase to net income was partially offset by a $9.2 million increase in noninterest expense primarily resulting from the continued expansion of this segment. Full-time equivalent employees increased by 202, or 33.4% from the third quarter of 2014. Included in noninterest expense for the third quarter of 2015 was $437 thousand of merger-related costs. For the nine months ended September 30, 2015, Commercial and Consumer Banking net income was $9.6 million, compared to $11.4 million for the nine months ended September 30, 2014. Included in pre-tax net income for the nine months ended September 30, 2015 was $15.8 million of merger-related costs and a bargain purchase gain of $7.3 million from the merger with Simplicity. Included in pre-tax net income for the nine months ended September 30, 2014 was a $4.6 million pre-tax net gain on sale of single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

We recorded $700 thousand of provision for credit losses in the third quarter of 2015, compared to no provision recorded in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded a provision of $4.2 million, compared to a reversal of provision of $1.5 million during the same period in the prior year. The additional credit loss provision in the nine months ended September 30, 2015 was due in part to an extension in the modeled loan loss emergence period for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Servicing income, net:
Servicing fees and other	$1,181	$1,289	$(108)	(8)%	$3,202	$3,196	$6	—%
Amortization of multifamily MSRs	(511)	(425)	(86)	20	(1,441)	(1,283)	(158)	12
Commercial mortgage servicing income	$670	$864	$(194)	(22)%	$1,761	$1,913	$(152)	(8)%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

(in thousands)	At September 30, 2015	At December 31, 2014

Multifamily	$866,880	$752,640
Other	86,567	82,354
Total commercial loans serviced for others	$953,447	$834,994

Commercial and Consumer Banking segment noninterest expense of $28.1 million increased $9.2 million, or 48.5%, from $18.9 million in the third quarter of 2014, primarily due to the addition of Simplicity operating expenses for the quarter and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. During the first quarter of 2015, we added commercial lending capabilities in California by launching HomeStreet Commercial Capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. For the nine months ended September 30, 2015, Commercial and Consumer Banking segment noninterest expense was $93.1 million, an increase of $34.4 million, or 58.6%, from $58.7 million for the nine months ended September 30, 2014. Included in noninterest expense for the nine months ended September 30, 2015 was $15.8 million of merger-related costs primarily related to Simplicity. Such merger-related costs from prior acquisitions totaled $2.2 million for the nine months ended September 30, 2014.

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

Mortgage Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Net interest income	$8,125	$5,145	$2,980	58%	$21,337	$11,368	$9,969	88%
Noninterest income	60,584	42,153	18,431	44	195,239	120,938	74,301	61
Noninterest expense	63,916	45,228	18,688	41	180,787	124,563	56,224	45
Income before income tax expense	4,793	2,070	2,723	132	35,789	7,743	28,046	362
Income tax expense	1,632	629	1,003	159	12,788	2,508	10,280	410
Net income	$3,161	$1,441	$1,720	119%	$23,001	$5,235	$17,766	339%

Total assets	$1,089,832	$791,131	$298,701	38%	$1,089,832	$791,131	$298,701	38%
Efficiency ratio (1)	93.02%	95.62%			83.48%	94.15%
Full-time equivalent employees (ending)	1,293	993	300	30	1,293	993	300	30
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$1,934,151	$1,294,895	$639,256	49	$5,563,700	$3,069,882	$2,493,818	81
Single family mortgage interest rate lock commitments(2)	$1,806,767	$1,167,677	$639,090	55	$5,590,960	$3,172,650	$2,418,310	76
Single family mortgage loans sold(2)	$1,965,223	$1,179,464	$785,759	67%	$5,176,569	$2,705,719	$2,470,850	91%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net income was $3.2 million for the third quarter of 2015, compared to $1.4 million for the third quarter of 2014. The increase in Mortgage Banking net income for the third quarter of 2015 primarily reflected a 54.7% increase in interest rate lock commitments resulting from expansion of our network of mortgage loan centers and a 14.1% increase in mortgage production personnel coupled with continued low mortgage interest rates. For the nine months ended September 30, 2015, Mortgage Banking net income was $23.0 million, compared to $5.2 million for the same period in the prior year, resulting primarily from a 76.2% increase in interest rate lock commitments. Results for the nine months ended September 30, 2014 includes pre-tax Mortgage Banking servicing income of $4.7 million, net of transaction costs, from the 2014 sale of single family MSRs.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Net gain on mortgage loan origination and sale activities:(1)
Single family:
Servicing value and secondary market gains(2)	$49,613	$29,866	$167,786	$79,658
Loan origination and funding fees	6,362	6,947	16,452	18,489
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$55,975	$36,813	$184,238	$98,147

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Net gain on mortgage loan origination and sale activities was $56.0 million for the third quarter of 2015, an increase of $19.2 million, or 52.1%, from $36.8 million in the third quarter of 2014. This increase is primarily the result of a 54.7% increase in interest rate lock commitments, which was mainly driven by low mortgage interest rates and the expansion of our mortgage production offices and personnel. Since September 2014, we have increased our lending footprint by adding nine home loan centers to bring our total home loan centers to 64. For the nine months ended September 30, 2015, Mortgage Banking net gain on mortgage loan origination and sale activities was $184.2 million, an increase of $86.1 million, or 87.7%, from $98.1 million for the same period in the prior year, primarily due to increased interest rate lock commitments.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2015	2014			2015	2014

Servicing income, net:
Servicing fees and other	$9,955	$8,061	$1,894	23%	$27,054	$26,115		$939	4%
Changes in fair value of MSRs due to modeled amortization (1)	(8,478)	(6,212)	(2,266)	36	(26,725)	(19,289)		(7,436)	39
	1,477	1,849	(372)	(20)	329	6,826		(6,497)	(95)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(19,396)	899	$(20,295)	NM	(8,224)	(7,836)	(3)	$(388)	5
Net gain from derivatives economically hedging MSRs	22,017	2,543	19,474	766	17,030	23,381		(6,351)	(27)
	2,621	3,442	(821)	(24)	8,806	15,545		(6,739)	(43)
Mortgage Banking servicing income	$4,098	$5,291	$(1,193)	(23)%	$9,135	$22,371		$(13,236)	(59)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs in 2014.
Mortgage Banking servicing income of $4.1 million in the third quarter of 2015 decreased $1.2 million, or 22.5%, from $5.3 million in the third quarter of 2014. The decrease was primarily attributable to a $821 thousand decrease in risk management results and a $372 thousand decrease in servicing income. The decrease in risk management results were primarily attributable to a reduction in the estimated yield from the hedge portfolio. The decrease in the changes in fair value of MSRs due to modeled amortization occurred as a result of higher current loan prepayments. For the nine months ended September 30, 2015, single family mortgage servicing income of $9.1 million decreased $13.2 million, or 59.2% from $22.4 million for the nine months ended September 30, 2014, primarily as a result of lower risk management results and lower servicing income. Included in risk management results for the nine months ended September 30, 2014 is $4.7 million of pre-tax income recognized from the sale of single family MSRs.
Single family mortgage servicing fees collected in the third quarter of 2015 increased $1.9 million, or 23.5%, from the third quarter of 2014 primarily due to higher average balances in our loans serviced for others portfolio. The portfolio of single family loans serviced for others was $14.27 billion at September 30, 2015 compared to $10.59 billion at September 30, 2014.

Single family loans serviced for others consisted of the following.

(in thousands)	At September 30, 2015	At December 31, 2014

U.S. government and agency	$13,590,706	$10,630,864
Other	680,481	585,344
Total single family loans serviced for others	$14,271,187	$11,216,208

Mortgage Banking noninterest expense was $63.9 million in the third quarter of 2015 an increase of $18.7 million, or 41.3%, from $45.2 million in the third quarter of 2014, primarily due to higher commission and incentive expense, as closed loan volumes increased 49.4% from the third quarter of 2014, as well as increased salaries and related costs, occupancy expenses and information services expenses as we grew our single family mortgage lending network. For the nine months ended September 30, 2015, noninterest expense was $180.8 million, an increase of $56.2 million, or 45.14%, from $124.6 million for the same period in the prior year.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $27.7 million, or 0.56% of total assets at September 30, 2015, compared to $25.5 million, or 0.72% of total assets at December 31, 2014.
Nonaccrual loans of $19.5 million, or 0.64% of total loans at September 30, 2015, increased $3.5 million, or 21.6%, from $16.0 million, or 0.75% of total loans at December 31, 2014. OREO balances of $8.3 million at September 30, 2015 decreased $1.2 million, or 12.4%, from $9.4 million at December 31, 2014. Net recoveries during the three and nine months ended September 30, 2015 were $739 thousand and $1.2 million, respectively, compared with net charge-offs of $57 thousand and $478 thousand during the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, our loans held for investment portfolio, excluding the allowance for loan losses, was $3.0 billion, an increase of $913.8 million from December 31, 2014. During the first quarter of 2015, we added $664.1 million of loans to the portfolio from the Simplicity merger. The allowance for loan losses increased to $26.9 million, or 0.89% of loans held for investment, compared to $22.0 million, or 1.04% of loans held for investment at December 31, 2014.

We recorded $700 thousand of provision for credit losses in the third quarter of 2015, compared to no provision recorded in the third quarter of 2014. For the nine months ended September 30, 2015, we recorded a provision of $4.2 million, compared to a reversal of provision of $1.5 million during the nine months ended September 30, 2014. The additional credit loss provision in the nine months ended September 30, 2015 was due in part to an extension in the modeled loan loss emergence period for commercial loans, higher qualitative reserves for construction loans and overall growth in the loans held for investment portfolio.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At September 30, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$96,965		$108,660	$—
Loans with an allowance recorded	4,841		5,219	910
Total	$101,806	(1)	$113,879	$910

	At December 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,725		$98,664	$—
Loans with an allowance recorded	36,499		37,078	1,706
Total	$119,224	(1)	$135,742	$1,706

(1)	Includes $74.4 million and $73.6 million in single family performing troubled debt restructurings ("TDRs") at September 30, 2015 and December 31, 2014, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 270 impaired loans totaling $101.8 million at September 30, 2015 and 258 impaired loans totaling $119.2 million at December 31, 2014. The average recorded investment in these loans for the three and nine months ended September 30, 2015 was $111.0 million and $114.6 million, respectively, compared with $119.1 million and $119.0 million for the three and nine months ended September 30, 2014, respectively. Impaired loans of $4.8 million and $36.5 million had a valuation allowance of $910 thousand and $1.7 million at September 30, 2015 and December 31, 2014, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates — Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2014 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2015			At December 31, 2014
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$8,717	31.3%	38.0%	$9,447	41.9%	42.2%
Home equity and other	4,252	15.2	7.9	3,322	14.7	6.4
	12,969	46.5	45.9	12,769	56.6	48.6
Commercial loans
Commercial real estate	4,691	16.8	18.7	3,846	17.1	24.6
Multifamily	783	2.8	12.7	673	3.0	2.6
Construction/land development	7,411	26.6	17.5	3,818	17.0	17.3
Commercial business	2,033	7.3	5.2	1,418	6.3	6.9
	14,918	53.5	54.1	9,755	43.4	51.4
Total allowance for credit losses	$27,887	100.0%	100.0%	$22,524	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents activity in our allowance for credit losses, which includes reserves for unfunded commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Allowance at the beginning of period	$26,448	$22,168	$22,524	$24,089
Provision (reversal of provision) for loan losses	700	—	4,200	(1,500)
Recoveries:
Consumer
Single family	250	65	496	106
Home equity and other	84	94	225	420
	334	159	721	526
Commercial
Commercial real estate	—	275	37	431
Construction/land development	1,033	123	1,132	185
Commercial business	23	51	150	198
	1,056	449	1,319	814
Total recoveries	1,390	608	2,040	1,340
Charge-offs:
Consumer
Single family	(232)	(226)	(232)	(509)
Home equity and other	(255)	(135)	(456)	(694)
	(487)	(361)	(688)	(1,203)
Commercial
Commercial real estate	—	—	(16)	(23)
Multifamily	(150)	—	(150)	—
Commercial business	(14)	(304)	(23)	(592)
	(164)	(304)	(189)	(615)
Total charge-offs	(651)	(665)	(877)	(1,818)
Recoveries, net of (charge-offs)	739	(57)	1,163	(478)
Balance at end of period	$27,887	$22,111	$27,887	$22,111

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2015
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$74,408	$2,158	$76,566
Home equity and other	1,395	181	1,576
	75,803	2,339	78,142
Commercial
Commercial real estate	4,431	1,060	5,491
Multifamily	3,019	—	3,019
Construction/land development	4,332	—	4,332
Commercial business	1,784	195	1,979
	13,566	1,255	14,821
	$89,369	$3,594	$92,963

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,585	$2,482	$76,067
Home equity and other	2,430	231	2,661
	76,015	2,713	78,728
Commercial
Commercial real estate	21,703	1,148	22,851
Multifamily	3,077	—	3,077
Construction/land development	5,447	—	5,447
Commercial business	1,573	249	1,822
	31,800	1,397	33,197
	$107,815	$4,110	$111,925

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.1 million and $26.8 million, at September 30, 2015 and December 31, 2014, respectively.

The Company had 249 loan relationships classified as troubled debt restructurings (“TDRs”) totaling $93.0 million at September 30, 2015 with no related unfunded commitments. The Company had 244 loan relationships classified as TDRs totaling $111.9 million at December 31, 2014 with related unfunded commitments of $151 thousand. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,431	$7,764	$10,439	$35,152	(1)	$59,786	$916
Home equity and other	1,294	157	1,608	—		3,059	—
	7,725	7,921	12,047	35,152		62,845	916
Commercial loans
Commercial real estate	1,714	—	2,540	—		4,254	4,113
Multifamily	—	—	1,449	—		1,449	—
Construction/land development	715	—	—	—		715	3,244
Commercial business	202	—	3,434	—		3,636	—
	2,631	—	7,423	—		10,054	7,357
Total	$10,356	$7,921	$19,470	$35,152		$72,899	$8,273

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Not Accruing	90 Days or More Past Due and Still Accruing(1)		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,832	$2,452	$8,368	$34,737	(1)	$53,389	$1,613
Home equity and other	371	81	1,526	—		1,978	—
	8,203	2,533	9,894	34,737		55,367	1,613
Commercial loans
Commercial real estate	—	—	4,843	—		4,843	1,996
Construction/land development	—	1,261	—	—		1,261	5,839
Commercial business	611	3	1,277	250		2,141	—
	611	1,264	6,120	250		8,245	7,835
Total	$8,814	$3,797	$16,014	$34,987		$63,612	$9,448

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2015, our primary liquidity ratio was 30.1% compared to 30.0% at December 31, 2014.

At September 30, 2015 and December 31, 2014, the Bank had available borrowing capacity of $353.0 million and $317.9 million, respectively, from the FHLB, and $388.5 million and $316.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2015, cash and cash equivalents increased $6.8 million, compared to an increase of $779 thousand for the nine months ended September 30, 2014. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2015, net cash of $233.4 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2014, net cash of $352.6 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2015, net cash of $280.0 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $112.2 million of net cash acquired from the Simplicity merger. For the nine months ended September 30, 2014, net cash of $24.2 million was used in investing activities, as the Company increased the balances of its loans held for investment portfolio, primarily offset by the sale of loans originated as held for investment and the sale of investment securities. The Company elected to sell single family mortgage loans during the second quarter of 2014 to provide additional liquidity to support the commercial loan portfolio growth and to reduce the concentration of single family mortgage loans in the portfolio.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the nine months ended September 30, 2015, net cash of $520.2 million was provided by financing activities, primarily resulting from net proceeds of $362.5 million of FHLB advances and a $212.7 million growth in deposits. For the nine months ended September 30, 2014, net cash of $377.6 million was provided by financing activities, primarily driven by a $214.6 million growth in deposits and net proceeds of $152.0 million of FHLB advances.

Capital Management

HomeStreet, Inc. and HomeStreet Bank are required to maintain a minimum level of regulatory capital. On January 1, 2015, the Bank and the Company became subject to Basel III capital standards. Bank regulations currently recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. The FDIC measures a bank’s capital using (1) Tier 1 leverage ratio, (2) Common equity risk-based capital ratio, (3) Tier 1 risk-based capital ratio and (4) Total risk-based capital ratio. Key differences between the new capital requirements and the prior requirements under Basel I, include, but are not limited to, the following:

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

•
The Rules made changes in the methods of calculating certain risk-based assets, which in turn affected the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets. Certain calculations under the rules related to deductions from capital have phase-in periods through 2018. Specifically, the capital treatment of mortgage servicing rights will have an increasingly negative impact our capital ratios as the deductions are phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

•
MSRs in excess of a 10% threshold must be deducted from common equity. The disallowable portion of MSRs will be phased in incrementally (40% in 2015; 60% in 2016; 80% in 2017) to 100% deduction in 2018.

•
In addition, the combined balance of MSRs and deferred tax assets is limited to approximately 15% of the Bank’s and the Company’s common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold.

•	Any portion of the Bank’s and the Company’s MSRs that are not deducted from the calculation of common equity Tier 1 are subject to a 100% risk weight that will increase to 250% in 2018.

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

At September 30, 2015, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following table presents regulatory capital information for HomeStreet, Inc. and HomeStreet Bank. Information presented for September 30, 2015 reflects the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2014.

	At September 30, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$461,121	9.69%	$190,407	4.0%	$238,009	5.0%
Common equity risk-based capital (to risk-weighted assets)	461,121	13.35%	155,465	4.5%	224,560	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	461,121	13.35%	207,287	6.0%	276,382	8.0%
Total risk-based capital (to risk-weighted assets)	$489,008	14.15%	$276,382	8.0%	$345,478	10.0%

	At September 30, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$477,591	10.00%	$190,987	4.0%	$238,733	5.0%
Common equity risk-based capital (to risk-weighted assets)	420,570	10.65%	177,787	4.5%	256,804	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	477,591	12.09%	237,049	6.0%	316,066	8.0%
Total risk-based capital (to risk-weighted assets)	$505,478	12.79%	$316,066	8.0%	$395,082	10.0%

	At December 31, 2014
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10%	97,404	4.0%	146,106	6.0%
Total risk-based capital (to risk-weighted assets)	$341,534	14.03%	$194,808	8.0%	$243,511	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	September 30, 2015
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$37,303	$—	$—	$—	$—	$—	$—	$37,303
FHLB Stock	—	—	—	—	—	44,652	—	44,652
Investment securities(1)	63,782	16,014	41,461	92,968	71,855	315,939	—	602,019
Mortgage loans held for sale	882,319	—	—	—	—	—	—	882,319
Loans held for investment(1)	793,177	202,278	376,715	821,511	440,169	379,093	—	3,012,943
Total interest-earning assets	1,776,581	218,292	418,176	914,479	512,024	739,684	—	4,579,236
Non-interest-earning assets	—	—	—	—	—	—	396,418	396,418
Total assets	$1,776,581	$218,292	$418,176	$914,479	$512,024	$739,684	$396,418	$4,975,654
Interest-bearing liabilities:
NOW accounts(2)	$452,369	$—	$—	$—	$—	$—	$—	$452,369
Statement savings accounts(2)	296,995	—	—	—	—	—	—	296,995
Money market accounts(2)	1,140,481	—	—	—	—	—	—	1,140,481
Certificates of deposit	757,758	225,170	149,457	122,623	45,759	117,082	—	1,417,849
FHLB advances	895,155	50,000	20,000	35,000	20,000	5,590	—	1,025,745
Long-term debt(3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	3,604,615	275,170	169,457	157,623	65,759	122,672	—	4,395,296
Non-interest bearing liabilities	—	—	—	—	—	—	119,900	119,900
Equity	—	—	—	—	—	—	460,458	460,458
Total liabilities and shareholders’ equity	$3,604,615	$275,170	$169,457	$157,623	$65,759	$122,672	$580,358	$4,975,654
Interest sensitivity gap	$(1,828,034)	$(56,878)	$248,719	$756,856	$446,265	$617,012
Cumulative interest sensitivity gap	$(1,828,034)	$(1,884,912)	$(1,636,193)	$(879,337)	$(433,072)	$183,940
Cumulative interest sensitivity gap as a percentage of total assets	(37)%	(38)%	(33)%	(18)%	(9)%	4%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	49%	51%	60%	79%	90%	104%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2015 and December 31, 2014 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	September 30, 2015		December 31, 2014
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(2.5)%	(6.5)%	(1.5)%	(12.0)%
+100	(1.4)	0.2	(0.1)	(3.5)
-100	(3.2)	(8.1)	(3.4)	(4.6)
-200	(8.1)%	(24.6)%	(7.2)%	(18.0)%

(1)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At September 30, 2015, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2014, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will be positively correlated with rate movements in the short-term, i.e. an increase (decrease) in interest rates would result in an increase (decrease) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2012, HomeStreet completed its initial public offering of common stock (the “IPO”). At that time HomeStreet had been operating under regulatory orders that had been imposed during the financial crisis of 2007 through 2010 as a result of HomeStreet Bank having experienced operating losses, capital impairment, asset quality deterioration and a number of related operational and management issues. In late 2009 we began recruiting a new management team, and the recapitalization brought about by our IPO, together with aggressive management strategies, helped us substantially improve all of the major aspects of our operations and financial condition. As a result of a combination of these factors, our regulators removed all extraordinary restrictions on our operations by early 2013. In November 2013 we completed the simultaneous acquisitions by merger of Fortune Bank, headquartered in Seattle, and Yakima National Bank, headquartered in Yakima, Washington. In December 2013 we completed the acquisition of two Seattle branches from AmericanWest Bank. In March 2015, we completed the Simplicity merger, in which we acquired Simplicity Bancorp, Inc. and its wholly owned subsidiary Simplicity Bank. That merger represents our third whole-bank acquisition in less than two years and represents a substantial geographic expansion of our commercial and consumer banking operations. In August 2015, the Company entered into a definitive agreement to acquire a bank branch and deposits in Dayton, Washington which we expect to close in the fourth quarter of 2015. Most recently, we announced in September 2015 that we have entered into an agreement to acquire Orange County Business Bank in a merger that we expect will close in early 2016, subject to certain closing conditions, representing additional growth in our commercial banking operations. Simultaneously with this growth of our banking operations through acquisition, we have grown our mortgage origination operations opportunistically but quickly, opening new offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. We also expanded our residential construction lending activities, opening a new office in Salt Lake City, Utah and adding production personnel in Southern California during 2014 and early 2015.

At the time we completed our IPO, and after giving effect to the $77.6 million in net proceeds from that offering, based on December 31, 2011 balances, we had total assets of approximately $2.4 billion, total deposits of approximately $2.0 billion, total loans of approximately $1.5 billion, and we had approximately 600 employees. At September 30, 2015, we had total assets of approximately $4.98 billion, total deposits of $3.31 billion, total loans of approximately $3.90 billion, and approximately 2,100 full-time equivalent employees. We have plans to continue growing strategically, and we may also grow opportunistically from time to time. Growth can present substantial demands on management personnel, line employees, and other aspects of a bank’s operations, and those challenges are particularly pronounced when growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

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

In March 2015, we completed the Simplicity merger and are continuing to integrate the Simplicity operations into HomeStreet’s operations. We also anticipate closing the acquisition of Orange County Business Bank by merger in early 2016. There are certain risks related to the integration of the Simplicity operations and the anticipated integration of the Orange County Business Bank operations, and similar risks may arise if we seek out other acquisitions in the near future as we look for ways to continue to grow our business and our market share. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, and each of the Simplicity integration, the proposed Orange County Business Bank integration and integration into HomeStreet or HomeStreet Bank of any other assets or entities we may acquire in the future involve inherent risks, including risks that arise after the transaction is completed. These risks include:

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

Housing affordability is directly affected by the level of mortgage interest rates. The housing market recovery has been aided by a protracted period of historically low mortgage interest rates that has made it easier for consumers to qualify for a mortgage and purchase a home. Should mortgage rates substantially increase over current levels, it would become more difficult for many consumers to qualify for mortgage credit. This could have a dampening effect on home sales and on home values.

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

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at  $146.1 million at September 30, 2015. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan. The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which result in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk. On November 20, 2013, the CFPB released its Final Integrated Disclosure Rule (“Rule”) which became effective October 3, 2015 following a recent two month extension on effectiveness from the CFPB. Among other things, the new rule requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by the Rule, will require significant systems modifications, process and procedures changes and training. Failure to comply with these new requirements may result in regulatory penalties for disclosure violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

In addition, the CFPB recently adopted additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. The updates to the HMDA increase the types of dwelling-secured loans that will be subject to the disclosure requirements of the rule and expand the categories of information that financial institutions such as the Bank will be required to report with respect to such loans and such borrowers, including potentially sensitive customer information. The rule becomes effective January 1, 2018. These changes may increase our compliance costs due to the anticipated need for additional resources to meet the enhanced disclosure requirements, including additional personnel and training costs as well as informational systems to allow the Bank to properly capture and report the additional mandated information. The volume of new data that will be required to be reported under the updated rules will also cause the Bank to face an increased risk of errors in the information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank may face a higher potential for a security breach resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party.

While the full impact of CFPB's activities on our business is still unknown, we anticipate that the rule change under the HMDA and other CFPB actions that may follow may increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability.

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

We have sustained significant losses in the past. We cannot guarantee that we will remain profitable or be able to maintain the level of profit we are currently experiencing. Many factors determine whether or not we will be profitable, and our ability to remain profitable is threatened by a myriad of issues, including:

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

In addition, as a result of our acquisitions of Simplicity Bank on March 1, 2015 and Fortune Bank, Yakima National Bank and two branches of AmericanWest Bank in the second half of 2013, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. We expect that the acquisition of Orange County Business Bank, which we anticipate completing in early 2016, and any other future acquisitions we may make will have a similar result. Although we review loan quality as part of our due diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase in interest rates in the second quarter of 2013 resulted in a significant adverse impact on our business and financial results due primarily to a related decrease in volume of loan originations, especially refinancings. The Federal Reserve has indicated that interest rates may rise again as early as the fourth quarter of 2015. Any such increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business. Additionally, in recent periods we have experienced very low levels of homes available for sale in many of the markets in which we operate. The lack of housing inventory has had a downward impact on the volume of mortgage loans that we originate.  Further, it has resulted in elevated costs, as a significant amount of loan processing and underwriting that we perform are to qualifying borrowers for mortgage loan transactions that never materialize. The lack of inventory of homes for sale may continue to have an adverse impact on mortgage loan volumes into the foreseeable future.

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

We have previously identified certain deficiencies in our internal controls over financial reporting, and those deficiencies or others that we have not discovered may result in our inability to maintain control over our assets or to identify and accurately report our financial condition, results of operations, or cash flows.

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

Each year, our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducts an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014, because of a material weakness in our internal controls related to certain new back office systems, primarily relating to accounts payable processing and payroll processing. Implementation of key systems requires that management perform a thorough risk assessment to adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iii) effective monitoring of the controls. Management concluded that its risk assessment related to these changes was not comprehensive enough and that sufficient documentation was not maintained. In each of these cases, management determined that no material loss occurred, and that we did not have an actual misstatement of our financial statements. However, management also noted that in the absence of specific management attention, we could have experienced a material loss or could have made a material error in the reporting of our results of operations for the fourth quarter of 2014. Management thus determined that these potential outcomes reflect a material weakness in our internal controls over financial reporting, and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014.

These deficiencies are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 9A, “Internal Control over Financial Reporting.” Management identified and implemented certain remedial measures that we believe will resolve these deficiencies. However, if these measures are not effective, or if our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Further, we reported an unrelated material weakness in our internal controls over financial reporting following the end of our third fiscal quarter of 2014 which was remediated prior to December 31, 2014. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management or result in penalties or other potential enforcement action by the Securities and Exchange Commission.

If we fail to maintain effective systems of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which in turn may harm our business and the trading price of our securities.

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

If we discover additional deficiencies in our internal controls, we may also identify defects in our disclosure controls and procedures that require remediation. If we discover additional deficiencies, we will take affirmative steps to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or result in penalties or other potential enforcement action by the Securities and Exchange Commission.

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

a) Sale of Unregistered Securities.

We maintain a 401(k) retirement savings plan that is available to substantially all of our employees. This plan allows participants to allocate up to 10% of their eligible account balances to interests to purchases of HomeStreet common stock. For participants who elect such an allocation, the plan's trustee acquires HomeStreet common stock in the open market and allocates that stock the account of each participant. The plan is considered to be an affiliate of the Company because the trustees ultimately responsible for administering the plan are a committee of our board of directors. The trustees have selected Charles Schwab to administer the plan. During the third quarter of 2015, the plan (our affiliate) sold 2,651 shares of common stock to participants that were not properly registered due to an inadvertent failure to file an S-8 to register such shares. On October 15, 2015, together with the plan, we filed a registration statement on Form S-8 to register future transactions in the 401(k) plan as well as certain resale by plan participants who purchased shares through their accounts in the six months prior to the filing of the registration statement. We did not receive any proceeds from the sales of the securities.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5	OTHER INFORMATION
Not applicable.

ITEM 6	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by Chief Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.(1)

101.INS	XBRL Instance Document(2)(3)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document(2)

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statements of Financial Condition as of September 30, 2015, and December 31, 2014, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 5, 2015.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Melba A. Bartels
Melba A. Bartels
Executive Vice President and Chief Financial Officer