Form 10-K
period 2015-12-31
HomeStreet, Inc.
filed 2016-03-11
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $380.5 million, based on a closing price of $22.82 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of March 7, 2016 was 24,550,296.6.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information that will be contained in the definitive proxy statement for the registrant's annual meeting to be held in May 2016 is incorporated by reference into Part III of this Form 10-K.

Unless we state otherwise or the content otherwise requires, references in this Form 10-K to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I
FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. All statements other than statements of historical fact are "forward-looking statements" for the purpose of these provisions. When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause us to fall short of our expectations or may cause us to deviate from our current plans, as expressed or implied by these statements. The known risks that could cause our results to differ, or may cause us to take actions that are not currently planned or expected, are described in Item 1A, Risk Factors.

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

General

HomeStreet, Inc. is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. The Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership of WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises whose home loan businesses are known as Windermere Mortgage Services and Penrith Home Loans.

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “HMST.”

At December 31, 2015, we had total assets of $4.89 billion, net loans held for investment of $3.19 billion, deposits of $3.23 billion and shareholders’ equity of $465.3 million.

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the difference between interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.

At December 31, 2015, we had a network of 44 retail deposit branches located in Washington state, Southern California, Portland, Oregon and Hawaii, as well as 64 stand-alone lending centers located both within our retail deposit branch footprint as well as in Phoenix, Arizona; northern California (including the San Francisco Bay Area); Eugene, Salem and Bend, Oregon; the Denver area of Colorado; Spokane, Washington and Boise and northern Idaho. We also have a construction lending office in Salt Lake City, Utah. WMS Series LLC provides point-of-sale loan origination services at 41 Windermere Real Estate offices in Washington and Oregon. On February 1, 2016, we added one retail deposit branch and related business banking operations in Irvine, California with the acquisition of Orange County Business Bank ("OCBB").

Commercial and Consumer Banking. We provide diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural loans for our portfolio; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for the Company's portfolio, primarily on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment is also responsible for managing the Company's investment securities portfolio.

During the first quarter of 2015, we launched HomeStreet commercial capital as a division of HomeStreet Bank. HomeStreet commercial capital is an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in principal amount, a portion of which we intend to pool and sell into the secondary market. We also added a team specializing in U.S. Small Business Administration ("SBA") lending which is also located in Orange County, California.

Mortgage Banking. We originate single family residential mortgage loans for sale in the secondary markets. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell the loans we originate to other entities for inclusion in securities. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our mortgage servicing rights ("MSR") portfolio. We manage the

1 DUS® is a registered trademark of Fannie Mae	4

loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Expansion Activities

Through the 2013 acquisitions of Fortune Bank ("Fortune") and Yakima National Bank ("YNB"), we increased our commercial business loan portfolio, added experienced commercial lending officers and managers, and grew our presence in Washington state. During 2014 and into 2015, we continued to expand our banking and lending operations as well as our geographic footprint.

On March 1, 2015, we entered the retail banking market in Southern California with our acquisition of Simplicity Bancorp, Inc. ("Simplicity"), acquiring seven retail deposit branches in the Los Angeles area. This provided our Southern California operations with a significant retail deposit customer base, reducing our reliance on time deposits and increasing our portfolio of single family mortgage loans. Simplicity's results of operations are included in the consolidated results of operations since the date of the merger.

In early 2015, we further expanded into Orange County, California with the launch of HomeStreet commercial capital and a team specializing in SBA lending. Through HomeStreet commercial capital, our commercial real estate lending group provides permanent financing for a range of commercial real estate property types including multifamily, industrial, retail, office, mobile home parks and self-storage facilities.

On December 11, 2015, we acquired a retail deposit branch and certain related assets in Dayton, Washington. This acquisition increased HomeStreet’s network of branches in Eastern Washington to a total of five retail deposit branches.

Recent Developments

On February 1, 2016, we acquired Orange County Business Bank ("OCBB"), a California banking corporation in Irvine, California. Management believes that this acquisition complements HomeStreet's recent expansion of its commercial and consumer banking activities into Southern California.

Reflecting the continued growth and diversification of our banking business, we converted the Bank to a Washington state chartered commercial bank on February 28, 2016. To facilitate this bank charter conversion, HomeStreet, Inc. also became a bank holding company and elected to become a financial holding company effective on the same date.

Business Strategy

During 2015, we made significant progress in building a strong foundation for growth and diversification. We grew our Commercial and Consumer Banking segment by expanding our business development capacity and our geographic footprint through hiring additional loan officers and adding 11 retail deposit branches, three de novo and eight through acquisitions. The 2016 acquisition of OCBB adds another retail deposit branch in Southern California. In our Mortgage Banking segment, we continued to build on our heritage as a single family mortgage lender by increasing the number of mortgage lending offices within our current footprint, including significant growth in California while also expanding into Arizona, along with targeted hiring throughout our network of mortgage lending offices.

We are pursuing the following strategies in our business segments:

Commercial and Consumer Banking. Our Commercial and Consumer Banking strategy involves organic growth and strategic acquisitions along with improvements in operations and productivity intended to drive cost efficiencies. Through our acquisitions of Fortune and YNB in November 2013, we increased our portfolio of commercial business loans and added experienced commercial lending officers and managers, increasing our commercial banking presence in the Puget Sound area through the Fortune acquisition and expanding into central and eastern Washington through our acquisition of YNB. In March 2015, we entered the retail banking market in Southern California with our acquisition of Simplicity, and further expanded our commercial banking presence there with the opening of two Orange County based commercial lending teams, HomeStreet commercial capital and our SBA lending team. The 2016 acquisition of OCBB adds another retail deposit branch to our Southern California presence, and we expect to continue to grow our commercial real estate and residential construction lending in Southern California and to continue building teams that are well located throughout our footprint to provide commercial banking services generally, including SBA lending.

We plan to expand our commercial real estate business with a focus on multifamily mortgage origination, including through our Fannie Mae DUS origination and servicing relationships. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS seller and servicer. In addition, we will continue to support our DUS program by providing new construction and short-term bridge loans to experienced borrowers who intend to build or purchase apartment buildings for renovation, which we then seek to replace with permanent financing upon completion of the projects. We also originate commercial real estate construction loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within the Company's geographic footprint and may in the future place those types of loans with capital market sources such as life insurance companies.

On the retail side, we seek to meet the financial needs of our consumer and business customers through our retail deposit branches by providing targeted banking products and services, investment services and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. We intend to grow our network of retail deposit branches and in turn grow our core deposits and increase business deposits from new cash management and business lending customers, primarily focusing on high-growth areas of Puget Sound and California, building loyalty with our customers and growing market share. The expansion of our branch network in 2015, including through our acquisitions in Southern California, is a part of this strategy.

We are also in the process of growing our consumer banking business in central and eastern Washington, and in late 2015 we acquired one additional retail deposit branch in eastern Washington. We intend to continue to add de novo retail deposit branches in new and existing markets.

Mortgage Banking. We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last five years. In addition, we plan to continue to grow our business in the western U.S. through targeted hiring of loan originators with successful track records and an emphasis on purchase mortgage transactions. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We will also continue to offer portfolio loan products to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits. There will also be continued focus on increasing efficiency within our fulfillment, servicing and compliance departments.

For a discussion of operating results of these lines of business, see "Business Segments" within Management's Discussion and Analysis of this Form 10-K.

Market and Competition

The financial services industry is highly competitive. We compete with other banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with many financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising campaigns and offer a broader array of products and services. The number of competitors for middle-market business customers has, however, decreased in recent years primarily due to consolidations. At the same time, national banks have been focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in the Pacific Northwest. We have taken advantage of the failures and takeovers of certain of our competitors by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality products and outstanding expertise and customer service. We believe there is a significant opportunity for a well-capitalized, community-focused bank that emphasizes responsive and personalized service to provide a full range of financial services to small- and middle-market commercial and consumer customers in markets that are not well served by existing community banks focused on that demographic, including Southern California. Accordingly, during 2014 we opened additional home lending centers in Southern California while also expanding our home loan production into Arizona, and in 2015 we increased our presence in Southern California through the acquisition of Simplicity Bank and its seven retail branch network. We have continued to increase our presence in Southern California by adding commercial lending teams and additional single family mortgage loan production personnel. In 2016, we added another retail deposit branch and increased our commercial lending business further with the acquisition of Orange County Business Bank.

We believe we are well positioned to take advantage of changes in the single family mortgage origination and servicing industry that have helped to reduce the number of competitors. The mortgage industry is compliance-intensive and requires significant expertise and internal control systems to ensure mortgage loan origination and servicing providers meet all origination, processing, underwriting, servicing and disclosure requirements. The recently implemented TILA-RESPA Integrated Disclosure (commonly known as "TRID") requirements have substantially increased documentation requirements and responsibilities for the mortgage industry, further complicating work flow and increasing training costs, thereby increasing barriers to entry and costs of operations across the mortgage industry. The new rules have added to the work involved in originating mortgage loans and added to processing costs for all mortgage originators. In some cases, these new rules have lengthened the time needed to close loans. These added requirements, increased costs and additional compliance burdens are causing some competitors to exit the industry. Mortgage lenders must make significant investments in experienced personnel and specialized systems to manage the compliance process, which creates a significant barrier to entry. In addition, lending in conventional and government guaranteed or insured mortgage products, including Federal Housing Administration ("FHA") and Department of Veterans' Affairs ("VA") loans, requires significantly higher capitalization than had previously been required for mortgage brokers and non-bank mortgage companies.

In addition to TRID, our single family mortgage origination and servicing business is highly dependent upon compliance with underwriting and servicing guidelines of Fannie Mae, Freddie Mac, FHA, VA and Ginnie Mae as well as a myriad of federal and state consumer compliance regulations. However, our demonstrated expertise in these activities, together with our significant volume of lending in low- and moderate-income areas and direct community investment, contribute to our uninterrupted record of “Outstanding” Community Reinvestment Act (“CRA”) ratings since 1986. We believe our historically strong compliance culture represents a significant competitive advantage in today's market, especially in the face of increasing regulatory compliance requirements.

Employees

As of December 31, 2015 we employed 2,139 full-time equivalent employees, compared to 1,611 full-time equivalent employees at December 31, 2014.

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
General
The Company is a bank holding company which has made an election to be a financial holding company. It is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Washington State Department of Financial Institutions, Division of Banks (the "WDFI"). The Company is required to register and file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and the WDFI.
The Bank is a Washington state-chartered commercial bank. The Bank is subject to regulation, examination and supervision by the WDFI and the Federal Deposit Insurance Corporation (the "FDIC").
On February 28, 2016, the Bank converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank. The conversion is not expected to have any significant impact on the Bank’s powers or authorities. As a result of the conversion, the Company, which previously was a savings and loan holding company, became a bank holding company. The conversion did not result in any change in the primary federal and state regulators of either the Bank or the Company.
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
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of bank holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits in various ways, including through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. In recent years, in response to the financial crisis, the Federal Reserve has created several innovative programs to stabilize certain financial institutions, to help ensure the availability of credit and to purchase financial assets through programs such as quantitative easing. Quantitative easing has had a significant impact on the market for mortgage-backed securities ("MBS") and by some accounts has stimulated the national economy. We believe these policies have had a beneficial effect on the Company and the mortgage banking industry as a whole. In late 2014, the Federal Reserve discontinued its quantitative easing program of purchasing financial assets and in December 2015, the Federal Reserve increased short-term interest rates and further increases may occur in 2016. We cannot predict the effects of these actions. In addition, we cannot predict the nature or impact of future changes in monetary and fiscal policies of the Federal Reserve.
Regulation of the Company
General
The Company is a bank holding company and is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to bank holding companies. Among other things, the Federal Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary bank. Since the Bank is chartered under Washington law, the WDFI has authority to regulate the Company generally relating to its conduct affecting the Bank.

Capital / Source of Strength
During 2015, the Company was a savings and loan holding company. Under the Dodd-Frank Act, beginning in 2015, savings and loan holding companies became subject to capital requirements. As a bank holding company, the Company will continue to be subject to capital requirements. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”
Regulations and historical practice of the Federal Reserve have required bank holding companies to serve as a “source of strength” for their subsidiary banks. The Dodd-Frank Act codifies this requirement and extends it to all companies that control an insured depository institution. Accordingly, the Company is required to act as a source of strength for the Bank.
Restrictions Applicable to Bank Holding Companies
Federal law prohibits a bank holding company, including the Company, directly or indirectly (or through one or more subsidiaries), from acquiring:

•	control of another depository institution (or a holding company parent) without prior approval of the Federal Reserve (as “control” is defined under the Bank Holding Company Act);

•
another depository institution (or a holding company thereof), through merger, consolidation or purchase of all or substantially all of the assets of such institution (or holding company) without prior approval from the Federal Reserve or FDIC;

•	more than 5.0% of the voting shares of a non-subsidiary depository institution or a holding company subject to certain exceptions; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's bank subsidiary that is approved by the FDIC).
In evaluating applications by holding companies to acquire depository institutions or holding companies, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
Acquisition of Control
Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10.0% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve. Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act (the 60-day period may be extended), taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition. Control can also exist if an individual or company has, or exercises, directly or indirectly or by acting in concert with others, a controlling influence over the Bank. Washington law also imposes certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.
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
The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company. Capital rules implemented beginning in January 2015 impose additional requirements on the ability of the Company and the Bank to pay dividends. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”

Compensation Policies
Compensation policies and practices at the Company and the Bank are subject to regulation by their respective banking regulators and the SEC.
Guidance on Sound Incentive Compensation Policies. Effective on June 25, 2010, federal banking regulators adopted Sound Incentive Compensation Policies Final Guidance (the “Final Guidance”) designed to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization. The Final Guidance applies to senior executives and others who are responsible for oversight of HomeStreet's company-wide activities and material business lines, as well as other employees who, either individually or as a part of a group, have the ability to expose the Bank to material amounts of risk.
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
Emerging Growth Company
We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from certain requirements under the Dodd-Frank Act, including the requirement to hold a non-binding advisory vote on executive compensation and the requirement to obtain shareholder approval of any golden parachute payments not previously approved. We currently take advantage of some or all of these reporting exemptions and intend to continue to do so until we no longer qualify as an Emerging Growth Company.

We will remain an Emerging Growth Company for up to five years from the end of the year of our initial public offering, or until (1) we have total annual gross revenues of at least $1 billion, (2) we qualify as a large accelerated filer, or (3) we issue more than $1 billion in nonconvertible debt in a three-year period.

Regulation and Supervision of HomeStreet Bank
General
As a commercial bank chartered under the laws of the State of Washington, HomeStreet Bank is subject to applicable provisions of Washington law and regulations of the WDFI. As a state-chartered commercial bank that is not a member of the Federal Reserve System, the Bank's primary federal regulator is the FDIC. It is subject to regulation and examination by the WDFI and the FDIC, as well as enforcement actions initiated by the WDFI and the FDIC, and its deposits are insured by the FDIC.
Washington Banking Regulation
As a Washington bank, the Bank's operations and activities are substantially regulated by Washington law and regulations, which govern, among other things, the Bank's ability to take deposits and pay interest, make loans on or invest in residential and other real estate, make consumer and commercial loans, invest in securities, offer various banking services to its customers and establish branch offices. Under state law, commercial banks in Washington also generally have, subject to certain limitations or approvals, all of the powers that Washington chartered savings banks have under Washington law and that federal savings banks and national banks have under federal laws and regulations.
Washington law also governs numerous corporate activities relating to the Bank, including the Bank's ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank generally may not declare a cash dividend on its capital stock if payment of such dividend would cause its net worth to be reduced below the net worth requirements, if any, imposed by the WDFI and dividends may not be paid in an amount greater than its retained earnings without the approval of the WDFI. These restrictions are in addition to restrictions imposed by federal law. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the WDFI. No person or entity may acquire control of the Bank until 30 days after filing an application with the WDFI, which has the authority to disapprove the application. Washington law defines “control” of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25.0% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank's articles of incorporation requires the approval of the WDFI.
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
Insurance of Deposit Accounts and Regulation by the FDIC
The FDIC is the Bank's principal federal bank regulator. As such, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. The FDIC may prohibit the Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event the Bank violates a law, regulation or order or engages in an unsafe or unsound practice or under certain other circumstances. The FDIC also has the authority to appoint itself as receiver of the Bank or to terminate the Bank's deposit insurance if it were to determine that the Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
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
For the purpose of determining an institution's assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution's capital levels and its supervisory evaluation. These institutions generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2015, the Bank's assessment rate was 6 basis points on average assets less average tangible equity capital.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2016 is 0.58 basis points.
Capital and Prompt Corrective Action Requirements
Capital Requirements
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
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank made this election in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, institutions, including both the Company and the Bank, are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

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
Prompt Corrective Action Regulations
Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as “prompt corrective action” regulations. All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. These regulations apply to the Bank but not the Company. As modified by the Rules, the framework establishes five capital categories; under the Rules, a bank is:

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
Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard. The Bank maintains a program to meet the information security requirements.
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
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than five percent of the credit risk of the mortgages or other assets and that the securitizer not hedge or otherwise transfer the risk it is required to retain. In December 2014, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, published a final rule implementing this requirement. Generally, the final rule provides various ways in which the retention of risk requirement can be satisfied and also describes exemptions from the retention requirements for various types of assets, including mortgages. Compliance with the final rule with respect to residential mortgage securitizations was required beginning in December 2015 and will be required beginning in December 2016 for all other securitizations.

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
Washington State has enacted a law regarding financial institution parity. The law generally provides that Washington-chartered commercial banks may exercise any of the powers of Washington-chartered savings banks, national banks or federally-chartered savings banks, subject to the approval of the Director of the WDFI in certain situations.
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
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally required in 2015 that reserves be maintained as follows:

•	Net transaction accounts up to $14.5 million were exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $14.5 million up to $103.6 million.

•	A reserve of 10% is required for any transaction accounts over $103.6 million.
In 2016, the regulations generally require that reserves be maintained as follows:

•	Net transaction accounts up to $15.2 million were exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $15.2 million up to $110.2 million.

•	A reserve of 10% is required for any transaction accounts over $110.2 million.

Federal Home Loan Bank System
The Federal Home Loan Bank system consists of eleven regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of San Francisco ("FHLB"). As a member, the Bank is required to own stock in the FHLB and currently owns $44.3 million of stock in the FHLB.
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
The amount of dividends actually paid during any one period will be strongly affected by the Bank's policy of maintaining a strong capital position. Federal law prohibits an insured depository institution from paying a cash dividend if this would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. New capital rules that went into effect in 2015 impose additional requirements on the Bank’s ability to pay dividends. See “- Capital and Prompt Corrective Action Requirements - Capital Requirements.”
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
The Bank maintains a program to meet the requirements of the Bank Secrecy Act, USA PATRIOT Act and OFAC.

Identity Theft
Section 315 of the Fair and Accurate Credit Transactions Act ("FACT Act") requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts.
The Bank maintains a program to meet the requirements of Section 315 of the FACT Act.
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

Risks Related to Our Operations

We are growing rapidly, and we may fail to manage our growth properly.

In 2012, HomeStreet completed its initial public offering of common stock (the “IPO”). At that time HomeStreet had been operating under regulatory orders that had been imposed during the financial crisis of 2007 through 2010 as a result of HomeStreet Bank having experienced operating losses, capital impairment, asset quality deterioration and a number of related operational and management issues. In late 2009 we began recruiting a new management team, and the recapitalization brought about by our IPO, together with aggressive management strategies, helped us substantially improve all of the major aspects of our operations and financial condition. As a result of a combination of these factors, our regulators removed all extraordinary restrictions on our operations by early 2013. Since those restrictions were lifted, we have made four whole-bank acquisitions - Fortune Bank and Yakima National Bank in November 2013, Simplicity Bancorp and its subsidiary, Simplicity Bank, in March 2015, and Orange County Business Bank in February 2016 - along with three branch acquisitions in 2014 and 2015. These acquisitions represent both significant operational growth and a substantial geographic expansion of our commercial and consumer banking operations. Simultaneously with this growth of our banking operations through acquisition, we have grown our mortgage origination operations opportunistically but quickly, opening new offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. We also expanded our commercial lending activities, opening a new office in Salt Lake City, Utah and adding production personnel in Southern California focused on residential construction during 2014 and early 2015 and a team focused on SBA loans in 2015.

Since we completed our IPO in February 2012, we have grown substantially in terms of total assets, total deposits, total loans and employees. We plan to continue both strategic and opportunistic growth, which can present substantial demands on management personnel, line employees, and other aspects of our operations, especially if growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

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

The integration of recent and future acquisitions could consume significant resources and may not be successful.

In February 2016, we acquired Orange County Business Bank by merger, representing our fourth whole-bank acquisition in three years, and have begun the process of integrating the operations of that bank into the operations of HomeStreet. We have also acquired three stand-alone branches in the same time period, including the acquisition of a branch in Dayton, Washington in December 2015. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the near future as part of our strategy to grow our business and our market share.

Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as the integration of any acquired entities or assets into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

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

We have previously had deficiencies in our internal controls over financial reporting, and those deficiencies or others that we have not discovered may result in our inability to maintain control over our assets or to identify and accurately report our financial condition, results of operations, or cash flows.

Our internal controls over financial reporting are intended to assure we maintain accurate records, promote the accuracy and timely , maintain adequate control over our assets, and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. These deficiencies have included “material weaknesses,” defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also have discovered “significant deficiencies,” defined as a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified and implemented remedial measures intended to resolve all known deficiencies. To support our growth initiatives and to create operating efficiencies the company has implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations, we may experience additional internal control lapses that could expose the company to operating losses.
However, any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls in the future could harm operating results or cause us to fail to meet our reporting obligations.

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

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for loan losses, as well as charge-offs in excess of reserves, will reduce our earnings.

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

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. We expect that any future acquisition we may make will bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition, the addition of such loans may increase our credit risk exposure, requiring an increase in our allowance for loan losses or we may experience adverse effects to our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and we could incur a net valuation loss as a result of our hedging activities. Following the expansion of our single family mortgage operations in early 2012 through the addition of a significant number of single family mortgage origination personnel, the volume of our single family loans held for sale and MSRs has increased. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs.

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

If we breach any representations or warranties or fail to follow guidelines when originating an FHA/HUD-insured loan or a VA-guaranteed loan, we may lose the insurance or guarantee on the loan and suffer losses, pay penalties, and/or be subjected to litigation from the federal government.

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

Changes in the fee structures by Fannie Mae, Freddie Mac or other third party loan purchasers, such as an increase in guarantee fees and other required fees and payments, may increase the costs of doing business with them and, in turn, increase the cost of mortgages to consumers and the cost of selling conforming loans to third party loan purchasers. Increases in those costs could in turn decrease our margin and negatively impact our profitability. Additionally, increased costs for premiums from mortgage insurers, extensions of the period for which private mortgage insurance is required on a loan purchased by third party purchasers and other changes to mortgage insurance requirements could also increase our costs of completing a mortgage and our margins for home loan origination. Were any of our third party loan purchasers to make such changes in the future, it may have a negative impact on our ability to originate loans to be sold because of the increased costs of such loans and may decrease our profitability with respect to loans held for sale. In addition, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these third party loan purchasers could negatively impact our results of business, operations and cash flows.

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

Risks Related to our Market

Fluctuations in interest rates could adversely affect the value of our assets and reduce our net interest income and noninterest income, thereby adversely affecting our earnings and profitability.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, increases in interest rates in early 2014 reduced our mortgage revenues in large part by drastically reducing the market for refinancings, which negatively impacted our noninterest income and, to a lesser extent, our net interest income, as well as demand for our residential loan products and the revenue realized on the sale of loans in the first half of 2014. Market volatility in interest rates can be difficult to predict, however, as anticipated changes in interest rates generally impact the mortgage rate market. For example, in the fourth quarter of 2015, as the market anticipated a change in interest rates by the Federal Reserve, mortgage interest rates increased. However, once the actual interest rate change was announced, mortgage rates began to come back down somewhat in response to the flattening of the yield curve. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

In addition, our securities portfolio includes securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and other securities that are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders' equity until realized upon sale. Interest rate fluctuations may impact the value of these securities and as a result, shareholders' equity, and may cause material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition.

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

Our mortgage operations are impacted by changes in the housing market, including factors that impact housing affordability and availability.

Housing affordability is directly affected by the level of mortgage interest rates. The housing market recovery has been aided by a protracted period of historically low mortgage interest rates that has made it easier for consumers to qualify for a mortgage and purchase a home. Mortgage rates rose somewhat in the fourth quarter of 2015 in anticipation of a general interest rate increase that was implemented by the Federal Reserve in December 2015. While mortgage rates have slightly declined again following the actual rate increase from the Federal Reserve, should mortgage rates substantially increase over current levels, it would become more difficult for many consumers to qualify for mortgage credit. This could have a dampening effect on home sales and on home values.

In addition, while some parts of the country, including the Pacific Northwest, have seen a resurgence of the housing market in recent months, those recent improvements may not continue, and a return to a recessionary economy could result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations. Constraints on the number of houses available for sale in some markets may also adversely impact our ability to originate mortgages and, as a consequence, our results of operations.

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

•	If our forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans;

•	Changes in U.S. tax policy may limit our ability to pursue growth and return profits to shareholders; and

•	Future political developments and fiscal policy decisions may create uncertainty in the marketplace.

If recovery from the economic recession slows or if we experience another recessionary dip, our ability to access capital and our business, financial condition and results of operations may be adversely impacted.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase in interest rates in the second quarter of 2013 resulted in a significant adverse impact on our business and financial results due primarily to a related decrease in volume of loan originations, especially refinancings. The Federal Reserve increased interest rates in December 2015 and may continue to raise rates in 2016. An increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

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

Regulatory-Related Risks

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions, and imposes financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations to which we are subject are evolving and change frequently. In addition, financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous and changing regulatory climate in which regulations passed in response to conditions and events during the economic downturn continue to be implemented. Changes to those laws, rules and regulations are also sometimes retroactively applied. For instance, the Dodd-Frank Act significantly changed the laws as they apply to financial institutions and revised and expanded the rulemaking, supervisory and enforcement authority of federal banking regulators. Some of these changes were effective immediately, others are still being phased in gradually, and some still require additional regulatory rulemaking. As a result, a few of the regulations called for by the Dodd-Frank Act have not yet been completed or are not yet in effect, so not all of the precise contours of that law and its effects on us can be fully understood. Expanding regulatory requirements, including the provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder, could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Regulatory scrutiny of the industry could further increase, leading to stricter regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar. Examination findings by the regulatory agencies may also result in adverse consequences to the Company or the Bank. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit premiums assessed and require us to increase our allowance for loan losses.

We are subject to more stringent capital requirements under Basel III.

As of January 1, 2015, we became subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Many of these rules apply to both the Company and the Bank, including increased common equity Tier 1 capital ratios, Tier 1 leverage ratios, Tier 1 risk-based ratios and total risk-based ratios. In addition, beginning in 2016, all institutions subject to Basel III, including the Company and the Bank are required to establish a “conservation buffer” that is being phased in beginning in 2016 and will take full effect on January 1, 2019. This conservation buffer consists of common equity Tier 1 capital and will ultimately be required to be 2.5% above existing capital ratio requirements, which means that once the conservation buffer is fully phased in, in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based capital ratio requirement will be 10.5%. Any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations. For more on these regulatory requirements and how they apply to the Company and the Bank, see “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.” The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

Federal, state and local consumer protection laws may restrict our ability to offer and/ or increase our risk of liability with respect to certain products and services and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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

Additional federal and state legislation, case law or regulatory action may negatively impact our business.

In addition to expanded regulatory activity in recent years, future federal and state legislation, case law and regulations could also require us to revise our operations and change certain business practices, impose additional costs, reduce our revenue and earnings and otherwise adversely impact our business, financial condition and results of operations. For instance, legislation and judicial decisions made during the financial crisis could be interpreted to allow judges to modify the terms of residential mortgages in bankruptcy proceedings which could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process.

Such judicial decisions or legislative actions may limit our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

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

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan. The regulations provide borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these new regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which has resulted in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

On October 3, 2015, the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, became effective. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, will require significant systems modifications, process and procedures changes and training. Failure to comply with these new requirements may result in regulatory penalties for disclosure violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

In addition, the CFPB recently adopted additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. The updates to the HMDA increase the types of dwelling-secured loans that will be subject to the disclosure requirements of the rule and expand the categories of information that financial institutions such as the Bank will be required to report with respect to such loans and such borrowers, including potentially sensitive customer information. Most of the rule's provisions will become effective January 1, 2018. These changes may increase our compliance costs due to the anticipated need for additional resources to meet the enhanced disclosure requirements, including additional personnel and training costs as well as informational systems to allow the Bank to properly capture and report the additional mandated information. The volume of new data that will be required to be reported under the updated rules will also cause the Bank to face an increased risk of errors in the information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank may face a higher potential for a security breach resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party.

While the full impact of CFPB's activities on our business is still unknown, we anticipate that the rule change under the HMDA and other CFPB actions that may follow could increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers.

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

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $171.3 million at December 31, 2015. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” as well as “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements” in Item 1 of this Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in prior quarters, the Company has not adopted a dividend policy and the board of directors has determined that it was in the best interests of the shareholders not to declare a dividend to be paid for each of the last seven quarters. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

Risks Related to Information Systems and Security

A failure in or breach of our security systems or infrastructure, including breaches resulting from cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we are heavily reliant on our third party vendors, technologies, systems, networks and our customers' devices all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of Company or our customers' confidential, proprietary and other information, or otherwise disrupt the Company's or its customers' or other third parties' business operations.

To date we are not aware of any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent physical .and electronic break-ins, denial of service and other cyber-attacks or security breaches.

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

We rely on third party vendors and other service providers for certain critical business activities, which creates additional operational and information security risks for us.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. Such third parties may also be target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers. To date none of our third party vendors or service providers have notified us of any security breach in their systems.

In addition, if any third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted and our operating expenses may be materially increased. If an interruption were to continue for a significant period of time, our business financial condition and results of operations could be materially adversely affected.

Some of our primary third party service providers are subject to examination by banking regulators and may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service providers conducted by federal regulators. While we subject such vendors to higher scrutiny and monitor any corrective measures that the vendors are taking or would undertake, we are not able to fully mitigate all risk which could result from a breach or other operational failure of a vendor’s system.

Others provide technology that we use in our own regulatory compliance, including our mortgage loan origination technology. If those providers fail to update their systems or services in a timely manner to reflect new or changing regulations, or if our personnel operate these systems in a non-compliant manner, our ability to meet regulatory requirements may be impacted and may expose us to heightened regulatory scrutiny and the potential for payment of monetary penalties.

In addition, in order to safeguard our online financial transactions, we must provide secure transmission of confidential information over public networks. Our Internet banking system relies on third party encryption and authentication technologies necessary to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

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

The actions we may take in order to promote compliance with these obligations vary by business segment and may change over time, but may include, among other things:

•	Training and educating our employees and independent contractors regarding our obligations relating to confidential information;

•	Monitoring changes in state or federal privacy and compliance requirements;

•	Drafting and enforcing appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	Maintaining secure storage facilities and protocols for tangible records;

•	Physically and technologically securing access to electronic information; and

•	Performing vulnerability scanning and penetration testing of our computer systems and computer networks to identify potential weaknesses and to develop mitigating controls.

If we do not properly comply with privacy regulations and protect confidential information or we experience a security breach, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.

The network and computer systems on which we depend could fail for reasons not related to security breaches.

Our computer systems could be vulnerable to unforeseen problems other than a cyber-attack or other security breach. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner and could have a material adverse effect on our business, financial condition and results of operations as well as our reputation and customer or vendor relationships.

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

Anti-Takeover Risk

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

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts Mortgage Lending as well as Commercial and Consumer Banking activities in leased and owned locations in Washington, California, Oregon, Hawaii,  Idaho, Arizona, Colorado and Utah.  We currently lease space for 113 office locations. We lease 58 Mortgage Banking locations, 35 Commercial and Consumer Banking locations, 12 combined-use Mortgage Banking and Commercial and Consumer Banking location and three combined-use Mortgage Banking and loan fulfillment center locations. We also operate four leased facilities for the purpose of administrative and other functions in addition to the principal offices: a loan fulfillment center and a call center and operations support facility, both located in Federal Way, Washington; and loan fulfillment centers in Pleasanton, California and Vancouver, Washington. We own several properties where our Commercial and Consumer Banking retail deposit branches are or will be located, including properties in Selah, Washington; Yakima, Washington; Edmonds, Washington; Kennewick, Washington; Dayton, Washington; Tacoma, Washington, and an owned building on ground lease in Issaquah, Washington. Furthermore, we plan to sell a surplus office located in Riverside, California which was acquired in the Simplicity acquisition. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

Our common stock is traded on the Nasdaq GlobalSelect Stock Market under the symbol “HMST.” The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the Nasdaq Global Select Market, our principal trading market.

	High	Low	Special Cash Dividends Declared
For the Year Ended December 31, 2015
First quarter ended March 31	$18.81	$16.70	$—
Second quarter ended June 30	24.43	18.24	—
Third quarter ended September 30	24.36	20.39	—
Fourth quarter ended December 31	23.56	20.05	—

For the Year Ended December 31, 2014
First quarter ended March 31	$20.91	$17.02	$0.11
Second quarter ended June 30	19.74	16.51	—
Third quarter ended September 30	19.21	16.90	—
Fourth quarter ended December 31	17.60	15.95	—

As of March 7, 2016, there were 2,579 shareholders of record of our common stock.

Dividend Policy

Our board of directors declared a special cash dividend of $0.11 per share in the quarter ended March 31, 2014.

We have not adopted a formal dividend policy and did not pay any dividends in 2015. The amount and timing of any future dividends have not been determined. The payment of dividends will depend upon a number of factors, including regulatory capital requirements, the Company’s and the Bank’s liquidity, financial condition and results of operations, strategic growth plans, tax considerations, statutory and regulatory limitations and general economic conditions. Our ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company, which is limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank or other formal or informal guidance communicated by our principal regulators. New capital rules implemented on January 1, 2015 have imposed more stringent requirements on the ability of the Bank to maintain “well-capitalized” status and to pay dividends to the Company. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”

For the foregoing reasons, there can be no assurance that we will pay any further special dividends in any future period.

Sales of Unregistered Securities

We maintain a 401(k) retirement savings plan that is generally available to our employees. This plan allows participants to allocate up to 10% of their eligible account balances to purchases of HomeStreet common stock. For participants who elect such an allocation, the plan's trustee acquires HomeStreet common stock in the open market and allocates that stock to the account of each participant. The plan is considered to be an affiliate of the Company because the plan's trustee is a committee of our board of directors. The trustees have selected Charles Schwab to administer the plan. During 2015, the plan (our affiliate) sold 10,817 shares of common stock to participants that were not properly registered due to an inadvertent failure to file a registration statement on Form S-8 relating to the allocation of such shares to the participant’s accounts. On October 15, 2015, together with the plan, we filed a registration statement on Form S-8 to register transactions by the plan after that date and to register potential resales by plan participants who purchased shares through their accounts in the six months prior to the filing of the registration statement. We did not receive any proceeds from the sales of the securities.

Stock Repurchases in the Fourth Quarter

Not applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2015 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	697,965	(1)	$11.97	(2)	682,058	(3)(4)
Plans not approved by shareholders (5)	15,600	(5)	$0.97		N/A
Total	713,565		$11.65		682,058

(1)
Consists of 525,317 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 63,945 shares subject to Restricted Stock Units awarded under the 2014 Plan and 108,703 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.

(2)
Shares issued on vesting of Restricted Stock Units and Performance Share Units under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation. The weighted average exercise price reflects only the exercise price of the options issued under the 2010 Plan that are still outstanding as of the date of this table.

(3)	Consists of shares remaining available for issuance under the 2014 Plan.

(4)
The 2010 Plan was terminated when the 2014 Plan was approved by our shareholders on May 29, 2014. While the terms of the 2010 Plan remain in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan.

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
The following graph shows a comparison from February 10, 2012 (the date our common stock commenced trading on the Nasdaq GlobalSelect Stock Market) through December 31, 2015 of the cumulative total return for our common stock, the KBW Bank Index (BKX) and the Russell 2000 (RUT) Index. The graph assumes that $100 was invested at the market close on February 10, 2012 in the common stock of HomeStreet, Inc., the KBW Bank Index and the Russell 2000 Index and data for the KBW Bank Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2013, 2012 and 2011 and for each of the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2015	2014	2013	2012	2011

Income statement data (for the period ended):
Net interest income	$148,338	$98,669	$74,444	$60,743	$48,494
Provision (reversal of provision) for credit losses	6,100	(1,000)	900	11,500	3,300
Noninterest income	281,237	185,657	190,745	238,020	97,205
Noninterest expense	366,568	252,011	229,495	183,591	126,494
Income before income taxes	56,907	33,315	34,794	103,672	15,905
Income tax expense (benefit)	15,588	11,056	10,985	21,546	(214)
Net income	$41,319	$22,259	$23,809	$82,126	$16,119
Basic income per share(1)	$1.98	$1.50	$1.65	$6.17	$2.98
Diluted income per share (1)	$1.96	$1.49	$1.61	$5.98	$2.80
Common shares outstanding (1)	22,076,534	14,856,611	14,799,991	14,382,638	5,403,498
Weighted average number of shares outstanding:
Basic (1)	20,818,045	14,800,689	14,412,059	13,312,939	5,403,498
Diluted (1)	21,059,201	14,961,081	14,798,168	13,739,398	5,748,342
Book value per share (1)	$21.08	$20.34	$17.97	$18.34	$15.99
Dividends per share	$—	$0.11	$0.33	$—	$—
Financial position (at year end):
Cash and cash equivalents	$32,684	$30,502	$33,908	$25,285	$263,302
Investment securities	572,164	455,332	498,816	416,517	329,242
Loans held for sale	650,163	621,235	279,941	620,799	150,409
Loans held for investment, net	3,192,720	2,099,129	1,871,813	1,308,974	1,300,873
Mortgage servicing rights	171,255	123,324	162,463	95,493	77,281
Other real estate owned	7,531	9,448	12,911	23,941	38,572
Total assets	4,894,495	3,535,090	3,066,054	2,631,230	2,264,957
Deposits	3,231,953	2,445,430	2,210,821	1,976,835	2,009,755
Federal Home Loan Bank advances	1,018,159	597,590	446,590	259,090	57,919
Federal funds purchased and securities sold under agreements to repurchase	—	50,000	—	—	—
Total shareholders' equity	$465,275	$302,238	$265,926	$263,762	$86,407

Summary Financial Data (continued)

	At or for the Year Ended December 31,
(dollars in thousands, except share data)	2015	2014	2013		2012	2011

Financial position (averages):
Investment securities	$523,756	$459,060	$515,000		$410,819	$306,813
Loans held for investment	2,834,511	1,890,537	1,496,146		1,303,010	1,477,976
Total interest-earning assets	4,150,089	2,869,414	2,422,136		2,167,363	2,069,858
Total interest-bearing deposits	2,499,538	1,883,622	1,661,568		1,644,859	1,814,464
Federal Home Loan Bank advances	795,368	431,623	293,871		93,325	93,755
Total interest-bearing liabilities	3,368,160	2,386,537	2,020,613		1,817,847	1,970,725
Shareholders’ equity	$442,105	$289,420	$249,081		$211,329	$68,537
Financial performance:
Return on average shareholders' equity (2)	9.35%	7.69%	9.56%		38.86%	23.52%
Return on average total assets	0.91%	0.69%	0.88%		3.42%	0.70%
Net interest margin (3)	3.63%	3.51%	3.17%	(4)	2.89%	2.36%
Efficiency ratio (5)	85.33%	88.63%	86.54%		61.45%	86.82%
Asset quality:
Allowance for credit losses	$30,659	$22,524	$24,089		$27,751	$42,800
Allowance for loan losses/total loans (6)	0.91%	1.04%	1.26%		2.06%	3.18%
Allowance for loan losses/nonaccrual loans	170.54%	137.51%	93.00%		92.20%	55.81%
Total nonaccrual loans (7)/(8)	$17,168	$16,014	$25,707		$29,892	$76,484
Nonaccrual loans/total loans	0.53%	0.75%	1.36%		2.24%	5.69%
Other real estate owned	$7,531	$9,448	$12,911		$23,941	$38,572
Total nonperforming assets	$24,699	$25,462	$38,618		$53,833	$115,056
Nonperforming assets/total assets	0.50%	0.72%	1.26%		2.05%	5.08%
Net (recoveries) charge-offs	$(2,035)	$565	$4,562		$26,549	$25,066
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)	9.46%	NA	NA		NA	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.04%	NA	NA		NA	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.04%	NA	NA		NA	NA
Basel III - Total risk-based capital (to risk-weighted assets)	13.92%	NA	NA		NA	NA
Basel I - Tier 1 leverage capital (to average assets)	NA	9.38%	9.96%		11.78%	6.04%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	13.10%	14.12%		18.05%	9.88%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	14.03%	15.28%		19.31%	11.15%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)	9.95%	NA	NA		NA	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	10.52%	NA	NA		NA	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	11.94%	NA	NA		NA	NA
Basel III - Total risk-based capital (to risk-weighted assets)	12.70%	NA	NA		NA	NA

	At or for the Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$15,347,811	$11,216,208	$11,795,621	$8,870,688	$6,885,285
Multifamily	924,367	752,640	720,429	727,118	758,535
Other	79,513	82,354	95,673	53,235	56,785
Total loans serviced for others	$16,351,691	$12,051,202	$12,611,723	$9,651,041	$7,700,605
Loan origination activity
Single family	$7,440,612	$4,697,767	$4,852,879	$4,901,073	$1,721,264
Other	1,540,455	967,500	603,271	255,435	150,401
Total loan origination activity	$8,981,067	$5,665,267	$5,456,150	$5,156,508	$1,871,665

(1)
Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012 , as well as the 1-for-2.5 reverse stock split effective July 19, 2011.

(2)	Net earnings available to common shareholders divided by average shareholders’ equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(4)
Net interest margin for the year ended December 31, 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the trust preferred securities for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.23% for the year ended December 31, 2013.

(5)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(6)
Includes loans acquired with bank acquisitions during 2015 and 2014. Excluding acquired loans, allowance for loan losses /total loans was 1.12%, 1.10% and 1.40% at December 31, 2015, 2014 and 2013, respectively.

(7)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(8)	Includes $1.2 million and $4.4 million of nonperforming loans at December 31, 2015 and 2014, respectively, which are guaranteed by the Small Business Administration ("SBA").

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and the related Notes included in Items 6 and 8 of this Form 10-K. The following discussion contains statements using the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” and similar expressions (or the negative of these terms) generally identify forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this annual report on Form 10-K.

Management’s Overview of 2015 Financial Performance

HomeStreet is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. HomeStreet, Inc. is a holding company whose operating subsidiaries are principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. Financial results presented in this Item reflect the operations of HomeStreet Bank as a Washington chartered savings bank; we converted the Bank to a Washington chartered commercial bank as of February 28, 2016. In connection with this bank charter conversion, HomeStreet, Inc. also became a bank holding company and elected to be a financial holding company on the same date.

HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership in an affiliated business arrangement with WMS Series LLC, whose home loan businesses are known as Windermere Mortgage Services and Penrith Home Loans.

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the difference between interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.

In 2015, we continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in existing and new markets; growing and improving the quality of our deposits; and bolstering our processing, compliance and risk management capabilities. We continue to expand our retail deposit branch network, primarily focusing on high-growth areas of Puget Sound and Southern California, in order to build convenience and market share. With the March 2015 Simplicity acquisition, we expanded our then existing Southern California single family mortgage origination footprint to attractive new sub-markets. Continuing our expansion into central and eastern Washington that we began with our acquisition of Yakima National Bank in 2014, in December 2015 we acquired a branch in Dayton, Washington, expanding our operations in eastern Washington.

Also, during 2015, we launched HomeStreet commercial capital as a division of HomeStreet Bank. HomeStreet commercial capital is an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to sell into the secondary market. We also added a team specializing in U.S.

Small Business Administration ("SBA") lending also located in Orange County, California. As discussed in greater detail below, we continued our expansion in Southern California by acquiring Orange County Business Bank on February 1, 2016.

At December 31, 2015, we had total assets of $4.89 billion, net loans held for investment of $3.19 billion, deposits of $3.23 billion and shareholders’ equity of $465.3 million. Through the Simplicity merger, we added $850.9 million of assets, $664.1 million of loans and $651.2 million of deposits.

Results for 2015 reflect the continued growth of our mortgage banking business and expansion of our commercial and consumer business. During 2015, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 12 lending centers and 11 retail deposit branches to bring our total home loan centers to 64, our total commercial lending centers to six and our total retail deposit branches to 44.

Consolidated Financial Performance

	At or for the Year Ended December 31,
(in thousands, except per share data and ratios)	2015	2014	2013

Selected statement of operations data
Total net revenue (1)	$429,575	$284,326	$265,189
Total noninterest expense	366,568	252,011	229,495
Provision (reversal of provision) for credit losses	6,100	(1,000)	900
Income tax expense	15,588	11,056	10,985
Net income	$41,319	$22,259	$23,809

Financial performance
Diluted income per share	$1.96	$1.49	$1.61
Return on average common shareholders’ equity	9.35%	7.69%	9.56%
Return on average assets	0.91%	0.69%	0.88%
Net interest margin	3.63%	3.51%	3.17%	(2)

(1)	Total net revenue is net interest income and noninterest income.

(2)
Net interest margin for the year ended December 31, 2013 included $1.4 million in interest expense related to the correction of the cumulative effect of an error in prior years, resulting from the under accrual of interest due on the trust preferred securities for which the Company had deferred the payment of interest. Excluding the impact of the prior period interest expense correction, the net interest margin was 3.23% for the year ended December 31, 2013.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income increased 22.2% to $18.0 million for the year ended December 31, 2015 from $14.7 million in 2014, primarily due to higher net interest income from higher average balances of interest-earning assets, partially offset by higher noninterest expense. Included in net income for the year ended December 31, 2015 were bargain purchase gains of $7.7 million. There was no such amount recorded in 2014.

Commercial and Consumer Banking segment net interest income was $120.0 million for the year ended December 31, 2015, an increase of $38.0 million, or 46.4%, from $82.0 million for the year ended December 31, 2014, reflecting higher average balances of portfolio loans as a result of organic growth and acquisitions.

The Company recorded $6.1 million of provision for credit losses for the year ended December 31, 2015 compared to a $1.0 million reversal of provision for credit losses for the year ended December 31, 2014. The additional credit loss provision in the year was due in part to overall growth in the loans held for investment portfolio, an extension in the modeled loan loss emergence period for commercial loans and higher qualitative reserves for construction loans, partially offset by the favorable impact of net loan loss recoveries during the year. Net recoveries were $2.0 million in 2015 compared to net charge-off of $565 thousand in 2014. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.91% of loans held for investment at December 31, 2015 compared to 1.04% at December 31, 2014, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 1.12% of loans held for investment at December 31, 2015 compared to 1.10% at December 31, 2014. Nonperforming assets were $24.7 million, or 0.50% of total assets at December 31, 2015, compared to $25.5 million, or 0.72% of total assets at December 31, 2014.

Commercial and Consumer Banking segment noninterest expense of $122.6 million for the year ended December 31, 2015 increased $42.8 million, or 53.6%, from $79.8 million for the year ended December 31, 2014, primarily due to the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. We added 11 retail deposit branches, three de novo and eight from acquisitions, and increased the segment's headcount by 36.2% during the year. During the first quarter of 2015, the commercial and consumer banking segment further expanded its network into California through the merger with Simplicity, the launch of HomeStreet commercial capital and the addition of a team specializing in SBA lending.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $23.3 million for the year ended December 31, 2015, compared to net income of $7.5 million for the year ended December 31, 2014. The 210.2% increase in net income is primarily due to higher net gain on single family mortgage loan origination and sale activities due to higher interest rate lock commitments and composite margin, partially offset by higher commission expense resulting from increased closed loan volume during the year.

Mortgage Banking noninterest income of $251.9 million for the year ended December 31, 2015 increased $84.9 million, or 49.29%, from $167.0 million for the year ended December 31, 2014, primarily due to a 59.5% increase in single family mortgage interest rate lock commitments. Increased interest rate lock commitments reflect growth in the overall segment loan origination capacity through the addition of mortgage production personnel and expansion of our network of mortgage loan centers. We have increased our mortgage production personnel by 14.6% at December 31, 2015 compared to December 31, 2014.

Mortgage Banking noninterest expense of $244.0 million for the year ended December 31, 2015 increased $71.8 million, or 41.68%, from $172.2 million for the year ended December 31, 2014, primarily due to higher commission and incentive expense and general and administrative expenses resulting from a 63.9% increase in closed loan volumes and overall growth in personnel and expansion into new markets. We added nine home loan centers and increased the segment's headcount by 30.7% during 2015.

Regulatory Matters

On January 1, 2015, the Company and the Bank became subject to new capital standards commonly referred to as “Basel III” which raised our minimum capital requirements. The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at December 31, 2015 were 9.46% and 13.92%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 9.95% and 12.70%, respectively. At December 31, 2014, under the Basel I standards, the Bank's Tier 1 leverage and total risk-based capital ratios were 9.38% and 14.03%.

For more on the Basel III requirements as they apply to us, please see “Capital Management" within the Liquidity and Capital Resources section of this Form 10-K.

Recent Developments

For details of recent developments, please see "2015 Expansion Growth" and "Recent Developments" within the Item I Business section of this Form 10-K.

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

Based upon this methodology, management establishes an asset-specific allowance for impaired loans based on the amount of impairment calculated on those loans and charging off amounts determined to be uncollectible. A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected substantially in accordance with the terms of the loan agreement. Factors we consider in determining whether a loan is impaired include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan is identified as impaired, we measure impairment as the difference between the recorded investment in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the loan’s observable market price. For impaired collateral-dependent loans, impairment is measured as the difference between the recorded investment in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of impaired collateral-dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house appraisers, which generally are updated every twelve months. We require an independent third-party appraisal at least annually for substandard loans and other real estate owned ("OREO"). Once a third-party appraisal is six months old, or if our chief appraiser determines that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, we perform an internal collateral valuation to assess whether a change in collateral value requires an additional adjustment to carrying value. A collateral valuation is a restricted-use report prepared by our internal appraisal staff in accordance with our appraisal policy. When we receive an updated appraisal or collateral valuation, management reassesses the need for adjustments to loan impairment measurements and, where appropriate, records an adjustment. If the calculated impairment is determined to be permanent, fixed or nonrecoverable, the impairment will be charged off. Loans designated as impaired are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status. See "Credit Risk Management – Asset Quality and Nonperforming Assets” discussions within Management's Discussion and Analysis of this Form 10-K.

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and asset quality rating ("AQR") or delinquency bucket. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets using two-year analysis periods for commercial segments and one-year analysis periods for consumer segments, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

The formula-based component of the allowance for loan losses also considers qualitative factors for each loan class, including changes in:

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

Fair Value of Financial Instruments, Single Family MSRs and OREO

A portion of our assets are carried at fair value, including single family mortgage servicing rights ("MSRs"), single family loans held for sale, interest rate lock commitments, investment securities available for sale and derivatives used in our hedging programs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

As of December 31, 2015, our Level 3 recurring fair value measurements consisted of single family MSRs and interest rate lock commitments.

On a quarterly basis, our Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, ALCO periodically obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. We obtain an MSR valuation from an independent valuation firm monthly to assist with the validation of our fair value estimate and the reasonableness of the assumptions used in measuring fair value.

In addition to the recurring fair value measurements, from time to time the Company may have certain nonrecurring fair value measurements. These fair value measurements usually result from the application of lower of cost or fair value accounting or impairment of individual assets. As of December 31, 2015 and 2014, the Company's Level 3 nonrecurring fair value measurements were based on the appraised value of collateral used as the basis for the valuation of collateral dependent loans held for investment and OREO.

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

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, a deferred tax asset or liability is determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Business Combinations

The Simplicity acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of acquisition date. The Company made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities. The valuation of acquired loans, mortgage servicing rights, premises and equipment, core deposit intangibles, deferred taxes, deposits, Federal Home Loan Bank advances and any contingent liabilities that arise as a result of the transaction are considered preliminary and such fair value estimates are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. These estimates were considered final as of December 31, 2015.

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

	Year Ended December 31,
	2015			2014			2013
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest		Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$36,134	$67	0.18%	$31,137	$58	0.18%	$29,861	$73		0.24%
Investment securities	523,756	14,270	2.72%	459,060	12,945	2.82	515,000	14,608		2.84
Loans held for sale	755,688	29,165	3.86%	488,680	18,569	3.80	381,129	14,180		3.72
Loans held for investment	2,834,511	123,680	4.36%	1,890,537	81,659	4.32	1,496,146	62,384		4.17
Total interest-earning assets	4,150,089	167,182	4.03%	2,869,414	113,231	3.95	2,422,136	91,245		3.77
Noninterest-earning assets (2)	410,404			335,037			296,078
Total assets	$4,560,493			$3,204,451			$2,718,214
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$317,510	1,492	0.46%	$270,634	$939	0.35%	$238,552	$925		0.38%
Savings accounts	284,309	1,053	0.38%	173,678	937	0.54	122,602	545		0.44
Money market accounts	1,122,321	4,930	0.44%	980,045	4,361	0.45	810,666	3,899		0.48
Certificate accounts	775,398	4,501	0.58%	459,265	3,244	0.71	489,852	5,073		1.04
Total interest-bearing deposits	2,499,538	11,976	0.48%	1,883,622	9,481	0.50	1,661,672	10,442		0.63
Federal Home Loan Bank advances	795,368	3,669	0.46%	431,623	1,990	0.46	293,871	1,532		0.52
Federal funds purchased and securities sold under agreements to repurchase	11,397	29	0.31%	8,977	22	0.25	2,721	11		0.40
Long-term debt	61,857	1,104	1.78%	62,315	1,121	1.80	62,349	2,546	(3)	4.03
Total interest-bearing liabilities	3,368,160	16,778	0.50%	2,386,537	12,614	0.53	2,020,613	14,531
Noninterest-bearing liabilities	750,228			528,494			448,520
Total liabilities	4,118,388			2,915,031			2,469,133
Shareholders’ equity	442,105			289,420			249,081
Total liabilities and shareholders’ equity	$4,560,493			$3,204,451			$2,718,214
Net interest income (4)		$150,404			$100,617			$76,714
Net interest spread			3.53%			3.42%				3.05%
Impact of noninterest-bearing sources			0.10%			0.09%				0.12%
Net interest margin			3.63%			3.51%				3.17%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

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

(4)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.1 million, $1.9 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $2.5 million, $2.8 million and $$4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to		Total Change	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume		Rate	Volume

Assets:
Interest-earning assets
Cash and cash equivalents	$—	$9	$9	$(19)	$3	$(16)
Investment securities	(499)	1,824	1,325	(75)	(1,588)	(1,663)
Loans held for sale	451	10,146	10,597	388	4,002	4,390
Loans held for investment	1,247	40,774	42,021	2,829	16,446	19,275
Total interest-earning assets	1,199	52,753	53,952	3,123	18,863	21,986
Liabilities:
Deposits
Interest-bearing demand accounts	391	163	554	(112)	125	13
Savings accounts	(481)	597	116	165	227	392
Money market accounts	(64)	633	569	(352)	815	463
Certificate accounts	(942)	2,199	1,257	(1,573)	(314)	(1,887)
Total interest-bearing deposits	(1,096)	3,592	2,496	(1,872)	853	(1,019)
Federal Home Loan Bank advances	2	1,677	1,679	(260)	718	458
Securities sold under agreements to repurchase	1	6	7	(14)	25	11
Long-term debt	(9)	(8)	(17)	(1,424)	(1)	(1,425)
Total interest-bearing liabilities	(1,102)	5,267	4,165	(3,570)	1,595	(1,975)
Total changes in net interest income	$2,301	$47,486	$49,787	$6,693	$17,268	$23,961

Net Income

Comparison of 2015 to 2014

For the year ended December 31, 2015, net income was $41.3 million, an increase of $19.1 million, or 85.6%, from $22.3 million for the year ended December 31, 2014. Included in net income for the year ended December 31, 2015 were merger-related costs (net of tax) of $10.7 million and bargain purchase gains, as subsequently adjusted, of $7.7 million. Such merger-related costs (net of tax) relating to prior acquisitions totaled $2.0 million during 2014.

Comparison of 2014 to 2013

For the year ended 2014, we reported net income of $22.3 million, a decrease of $1.6 million, or 6.5%, compared to net income of $23.8 million in 2013. The decrease to net income in 2014 mainly resulted from a $22.5 million, or 9.8%, increase in noninterest expense compared to 2013, primarily due to increased salaries and related costs and increased information services costs as we grew our business and market share in 2014. This decrease to net income was largely offset by a $24.2 million, or 32.5%, increase in net interest income in 2014 as a result of higher average balances of loans held for investment.

Net Interest Income

Comparison of 2015 to 2014

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities and advances from the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of San Francisco ("FHLB").

Net interest income on a tax equivalent basis for the year ended December 31, 2015 increased $49.8 million, or 49.5%, from December 31, 2014. The net interest margin improved to 3.63% for the year ended December 31, 2015 from 3.51% for the year ended December 31, 2014. The increase in the net interest margin from the year ended December 31, 2014 primarily resulted from higher average balances of higher yielding assets, coupled with a lower cost of interest-bearing funds.

Total average interest-earning assets increased in 2015 compared to 2014 primarily as a result of growth in average loans held for investment, both from originations and from the March 2015 merger with Simplicity. Additionally, the growth in our average loans held for investment resulted from increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment. Total average interest-bearing deposit balances increased from 2014 primarily due to growth in certificates of deposit accounts, mostly from the Simplicity merger.

Total interest income on a tax equivalent basis in 2015 increased $54.0 million, or 47.6%, from 2014 resulting from higher average balances of loans held for investment, which increased $944.0 million, or 49.9%, from 2014.

Total interest expense in 2015 increased $4.2 million, or 33.0% from 2014 primarily resulting from higher average balances of interest-bearing deposits and FHLB advances, partially offset by a 3 basis point reduction in the cost of such funds.

Comparison of 2014 to 2013

Net interest income on a tax equivalent basis for the year ended December 31, 2014 increased $23.9 million, or 31.2%, from 2013. During 2014, total interest income increased $22.0 million from 2013 primarily resulting from higher average balances of loans held for investment. Total interest expense decreased $1.9 million from 2013 primarily due to a 33 basis point decline in the average interest rates paid on the average balances of certificates of deposit. Included in interest expense for 2013 was expense of $1.4 million related to the correction of the cumulative effect of an immaterial error in prior years, resulting from the under accrual of interest due on the trust preferred securities for which the Company had deferred the payment of interest.

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

Provision for Credit Losses

Management believes that our allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2014 as illustrated by the credit trends below.

Comparison of 2015 to 2014

The Company recorded a provision for credit losses of $6.1 million for the year ended December 31, 2015 compared to a $1.0 million reversal of provision for credit losses for the year ended December 31, 2014. The additional credit loss provision in the year was due in part to overall growth in loans held for investment, and in part to an extension in the modeled loan loss emergence period for commercial loans and higher qualitative reserves for construction loans. These factors were partially offset by the favorable impact of net loan loss recoveries during the year.

Nonaccrual loans were $17.2 million at December 31, 2015, an increase of $1.2 million, or 7.2%, from $16.0 million at December 31, 2014. Nonaccrual loans as a percentage of total loans decreased to 0.53% at December 31, 2015 from 0.75% at December 31, 2014. Net recoveries were $2.0 million in 2015 compared to net charge-offs of $565 thousand in 2014. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, was $30.7 million, or 0.95% of loans held for investment at December 31, 2015, compared to $22.5 million, or 1.06% of loans held for investment at December 31, 2014.

Comparison of 2014 to 2013

As a result of improving credit trends and lower charge-offs, the Company recorded a reversal of provision for credit losses of $1.0 million in 2014, compared to a provision for credit losses of $900 thousand in 2013.

Nonaccrual loans were $16.0 million at December 31, 2014, a decrease of $9.7 million, or 37.7%, from $25.7 million at December 31, 2013. Nonaccrual loans as a percentage of total loans was 0.75% at December 31, 2014, compared to 1.36% at December 31, 2013. Net charge-offs of $565 thousand for 2014 were down $4.0 million, or 87.6%, from net charge-offs of $4.6 million for 2013. Loan delinquencies also decreased, with total loans past due decreasing to 2.99% of loans held for investment at December 31, 2014, compared to 4.44% at December 31, 2013. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, decreased to $22.5 million, or 1.06% of loans held for investment at December 31, 2014, from $24.1 million, or 1.27% of total loans held for investment at December 31, 2013.

For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see "-Credit Risk Management - Asset Quality and Nonperforming Assets" in this Form 10-K.

Noninterest Income

Noninterest income consisted of the following.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014		Dollar Change	Percent Change	2013

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$236,388	$92,266	64%	$144,122	(2)	$(20,590)	(13)%	$164,712
Mortgage servicing income	24,431	(9,661)	(28)	34,092	(3)	17,019	100	17,073
Income from WMS Series LLC	1,624	1,523	NM	101		(603)	(86)	704
Loss on debt extinguishment	—	573	NM	(573)		(573)	NM	—
Depositor and other retail banking fees	5,881	2,309	65	3,572		400	13	3,172
Insurance agency commissions	1,682	529	46	1,153		289	33	864
Gain on sale of investment securities available for sale	2,406	48	2	2,358		586	33	1,772
Bargain purchase gain	7,726	7,726	NM	—		—	NM	—
Other	1,099	267	32	832		(1,616)	(66)	2,448
Total noninterest income	$281,237	$95,580	51%	$185,657		$(5,088)	(3)%	$190,745
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during 2014.

Comparison of 2015 to 2014

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The increase in noninterest income in 2015 compared to 2014 was primarily the result of higher net gain on mortgage loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments. Included in noninterest income for 2015 was a bargain purchase gain of $7.7 million from the Simplicity merger and the Dayton branch acquisition. Included in noninterest income for 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment. No similar transactions occurred in 2015.

Comparison of 2014 to 2013

The decrease in noninterest income in 2014 compared to 2013 was primarily the result of decreased net gain on mortgage loan origination and sale activities. Our single family mortgage interest rate lock commitments of $4.34 billion in 2014 increased 11.2%, compared to $3.91 billion in the 2013. However, we experienced lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013. Included in noninterest income for 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment. No similar transactions occurred in 2013.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014		Dollar Change	Percent Change	2013

Single family held for sale:
Servicing value and secondary market gains(1)	$205,513	$96,450	88%	$109,063		$(19,328)	(15)%	$128,391
Loan origination and funding fees	22,221	(3,351)	(13)	25,572		(4,479)	(15)	30,051
Total single family held for sale	227,734	93,099	69	134,635		(23,807)	(15)	158,442
Multifamily	7,125	2,402	51	4,723		(583)	(11)	5,306
Other	1,529	(3,235)	(68)	4,764	(2)	3,800	394	964
Net gain on mortgage loan origination and sale activities	$236,388	$92,266	64%	$144,122		$(20,590)	(13)%	$164,712
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

Single family production volumes related to loans designated for sale consisted of the following.

	For The Years Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014	Dollar Change	Percent Change	2013

Single family mortgage closed loan volume (1)	$7,212,435	$2,811,818	64%	$4,400,617	$(59,032)	(1)%	$4,459,649
Single family mortgage interest rate lock commitments (1)	$6,931,108	$2,586,860	60%	$4,344,248	$436,974	11%	$3,907,274

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Comparison of 2015 of 2014

The increase in net gain on mortgage loan origination and sale activities in 2015 compared to 2014 predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network as well as higher loan production per loan producer. Mortgage production personnel grew by 14.6% at December 31, 2015 compared to December 31, 2014.

Comparison of 2014 to 2013

The decrease in net gain on mortgage loan origination and sale activities in 2014 compared to 2013 predominantly reflected substantially lower gain on sale margin on interest rate lock commitments. Single family mortgage interest rate lock commitments increased mainly due to the expansion of our mortgage lending operations, as mortgage origination and support personnel grew by 18.1% during 2014.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line of net gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 13, Commitments, Guarantees and Contingencies to the financial statements in this Form 10-K.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(2,764)	(1,570)	$(1,828)
Other changes in estimated repurchase losses(2)	—	140	—
	$(2,764)	$(1,430)	$(1,828)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014		Dollar Change	Percent Change	2013

Servicing income, net:
Servicing fees and other	$42,197	$4,379	12%	$37,818		$3,645	11%	$34,173
Changes in fair value of MSRs due to modeled amortization (1)	(34,038)	(7,926)	30	(26,112)		(1,791)	7	(24,321)
Amortization of multifamily MSRs	(1,992)	(280)	16	(1,712)		91	(5)	(1,803)
	6,167	(3,827)	(38)	9,994		1,945	24	8,049
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	6,555	22,184	(142)	(15,629)	(3)	(45,085)	(153)	29,456
Net gain (loss) from derivatives economically hedging MSRs	11,709	(28,018)	(71)	39,727		60,159	(294)	(20,432)
	18,264	(5,834)	(24)	24,098		15,074	167	9,024
Mortgage servicing income	$24,431	$(9,661)	(28)%	$34,092		$17,019	100%	$17,073
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during 2014.

Comparison of 2015 to 2014

The decrease in mortgage servicing income in 2015 compared to 2014 was primarily due to MSR risk management results. The lower net gain from our MSR risk management activities for 2015 was primarily attributable to a pre-tax gain of $4.7 million included in 2014, resulting from the sale of single family MSRs, as well as larger gains from changes in model assumptions in 2014 than in 2015, to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

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

Mortgage servicing fees collected in 2015 increased compared to 2014 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $16.35 billion at December 31, 2015 compared to $12.05 billion at December 31, 2014. The lower balance at December 31, 2014 was the result of the June 2014 sale of the rights to service $2.96 billion of single family mortgage loans.

Comparison of 2014 to 2013

The increase in mortgage servicing income in 2014 compared to 2013 was primarily due to MSR sales, lower prepayment speeds and improved MSR risk management results. The larger net gain from MSR risk management activities in 2014 largely reflected higher sensitivity to interest rates for the Company's MSRs, which led the Company to increase the notional amount of derivative instruments used to economically hedge MSRs. The higher notional amount of derivative instruments, along with a steeper yield curve, resulted in higher net gains from MSR risk management, which positively impacted mortgage servicing income. In addition, MSR risk management results for 2014 reflected the impact on the fair value of MSRs of changes in model inputs and assumptions related to historically low long-term prepayment speeds (e.g., lower housing turnover rate) experienced throughout 2014.

Mortgage servicing fees collected in 2014 increased compared to 2013 primarily as a result of the higher average balances of the loans serviced for others portfolio during 2014.

Income from WMS Series LLC

Comparison of 2015 to 2014

Income from WMS Series LLC increased in 2015 compared to 2014 primarily due to a 23.5% increase in interest rate lock commitments and a 25.6% increase in closed loan volume, which were $562.2 million and $616.9 million, respectively, in 2015 compared to $455.2 million and $491.3 million, respectively, for the same period in 2014.

Comparison of 2014 to 2013

Income from WMS Series LLC in 2014 was $101 thousand, compared to $704 thousand in 2013. The decrease in 2014 was primarily due to a 17.0% decrease in interest rate lock commitments and a 29.3% decrease in closed loan volume, which were $455.2 million and $491.3 million in 2014, respectively, compared to $548.7 million and $695.7 million in 2013.

Depositor and other retail banking fees for 2015 increased from 2014 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through the merger with Simplicity. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014	Dollar Change	Percent Change	2013

Fees:
Monthly maintenance and deposit-related fees	$2,657	$1,025	63%	$1,632	$64	4%	$1,568
Debit Card/ATM fees	3,145	1,247	66	1,898	375	25	1,523
Other fees	79	37	88	42	(39)	(48)	81
Total depositor and other retail banking fees	$5,881	$2,309	65%	$3,572	$400	13%	$3,172

Noninterest Expense

Noninterest expense consisted of the following.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014	Dollar Change	Percent Change	2013

Noninterest expense
Salaries and related costs	$240,587	$77,200	47%	$163,387	$13,947	9%	$149,440
General and administrative	58,745	15,912	37	42,833	2,467	6	40,366
Legal	2,807	736	36	2,071	(481)	(19)	2,552
Consulting	7,215	3,991	124	3,224	(2,413)	(43)	5,637
Federal Deposit Insurance Corporation assessments	2,573	257	11	2,316	883	62	1,433
Occupancy	24,927	6,329	34	18,598	4,833	35	13,765
Information services	29,054	9,002	45	20,052	5,561	38	14,491
Net cost of operation and sale of other real estate owned	660	1,130	(240)	(470)	(2,281)	(126)	1,811
Total noninterest expense	$366,568	$114,557	45%	$252,011	$22,516	10%	$229,495

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Noninterest expense
Salaries and related costs	$7,672	$482	$864
General and administrative	1,463	606	222
Legal	830	493	407
Consulting	5,703	1,179	3,000
Occupancy	382	15	2
Information services	514	281	54
Total noninterest expense	$16,564	$3,056	$4,549

Comparison of 2015 to 2014

The increase in noninterest expense in 2015 compared to 2014 was primarily due to increased salaries and related costs, general and administrative costs, and information services costs, primarily a result of the integration of Simplicity and growth in personnel in connection with our continued expansion of our commercial and consumer and mortgage banking businesses. Included in noninterest expense in 2015 was $16.6 million of merger-related costs primarily related to Simplicity. Such merger-related costs from prior acquisitions totaled $3.1 million in 2014.

Salaries and related costs increased primarily due to a 32.8% increase in full-time equivalent employees at December 31, 2015 compared to December 31, 2014 and higher commission and incentive expense, as single family mortgage closed loan volumes increased 63.9%, from 2014.

General and administrative and Information services costs increased primarily due to increased headcount and continued growth of our mortgage banking business and expansion of our commercial and consumer business.

Comparison of 2014 to 2013

The increase in noninterest expense in 2014 compared to 2013 was primarily the result of increased salaries and related costs and occupancy costs, primarily a result of the integration of our acquisitions, and growth in personnel in connection with our continued expansion of our mortgage banking and commercial and consumer banking businesses. Also contributing to increased noninterest expense was increased information services costs resulting from system upgrades and implementation. These increases in noninterest expense were partially offset by significantly lower net cost of operation and sale of OREO. Valuation adjustments to OREO balances declined with the reduction in the net balance of OREO properties in 2014. Lower balances of OREO properties also resulted in decreased maintenance expenses.

Salaries and related costs increased primarily resulted from a 7.3% net increase in full-time equivalent employees at December 31, 2014 compared to 2013, as well as a 1.7% increase in commissions and incentives paid to employees in 2014 due to the overall net growth in our mortgage lending and commercial and consumer business lines.

Occupancy expense increased primarily due to growth in our mortgage banking business and consumer and commercial customer base with the opening of 11 new mortgage loan origination offices and three de novo retail deposit branches in 2014. Additionally, we added six retail deposit branches through acquisitions during the fourth quarter of 2013.

Income Tax Expense

Comparison of 2015 to 2014

For the years ended 2015 and 2014, income tax provision was $15.6 million and $11.1 million, respectively. The effective tax rates were 27.4% in 2015 and 33.2% in 2014.

The Company's effective income tax rate for the year ended December 31, 2015 was significantly less than the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, low income housing tax credit investments, the Simplicity transaction, 2014 tax return true-up adjustments, and a deferred tax consequence previously reflected in equity.
Our discrete items for the year ended December 31, 2015 resulted in a net reduction of approximately 7.0% to the effective tax rate, largely due to bargain purchase gain from the Simplicity acquisition and the recognition of a deferred tax consequence previously recorded in equity.

Comparison of 2014 to 2013

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

Capital Expenditures

Comparison of 2015 to 2014

During 2015, our net expenditures for property and equipment were $20.6 million, compared to net expenditures of $19.9 million during 2014, as we continued the expansion of our commercial and consumer and mortgage banking businesses.

Comparison of 2014 to 2013

During 2014, our net expenditures for property and equipment were $19.9 million, compared to net expenditures of $22.8 million during 2013, as we continued to implement our strategic initiatives regarding the expansion of our commercial and consumer and mortgage banking businesses.

Review of Financial Condition – Comparison of December 31, 2015 to December 31, 2014

Total assets were $4.89 billion at December 31, 2015 and $3.54 billion at December 31, 2014. Through the Simplicity merger, we added $850.2 million of total assets to the balance sheet in the first quarter of 2015.

Cash and cash equivalents were $32.7 million at December 31, 2015 compared to $30.5 million at December 31, 2014, an increase of $2.2 million, or 7.2%. We continued the efficient deployment of cash, which included the cash that was acquired from the Simplicity merger.

Investment securities were $572.2 million at December 31, 2015 compared to $455.3 million at December 31, 2014, an increase of $116.8 million, or 25.7%, primarily resulting from the execution of our strategic growth and diversification.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $31.0 million at December 31, 2015, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)

Investment securities available for sale:
Mortgage-backed securities:
Residential	$69,342	$68,101	$107,624	$107,280
Commercial	18,142	17,851	13,030	13,671
Municipal bonds	168,722	171,869	119,744	122,334
Collateralized mortgage obligations:
Residential	86,167	84,497	44,254	43,166
Commercial	80,190	79,133	20,775	20,486
Corporate debt securities	81,280	78,736	80,214	79,400
U.S. Treasury securities	41,047	40,964	40,976	40,989
Total investment securities available for sale	$544,890	$541,151	$426,617	$427,326

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipalities. As of December 31, 2015 and 2014, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2015 and 2014, substantially all securities held by the Company had ratings available by external ratings agencies.

For information regarding the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods, see Note 4, Investment Securities to the financial statements of this Form 10-K.

Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2015, the aggregate net premium associated with our MBS portfolio was $6.9 million, or 6.3%, of the aggregate unpaid principal balance, compared with $10.5 million or 7.7% at December 31, 2014. The aggregate net premium associated with our CMO portfolio as of December 31, 2015 was $4.6 million, or 2.8%, of the aggregate unpaid principal balance, compared with $3.1 million or 5.0% at December 31, 2014. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

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

Based on this evaluation, management concluded that unrealized losses as of December 31, 2015 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2015 were considered other than temporary.

Loans held for sale were $650.2 million at December 31, 2015 compared to $621.2 million at December 31, 2014, an increase of $28.9 million, or 4.7%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to a 23.9% increase in single family mortgage closed loans during the fourth quarter of 2015 compared to the fourth quarter of 2014.

Loans held for investment, net increased $1.09 billion, or 52.1%, from December 31, 2014. Our single family loan portfolio increased $306.5 million from 2014. Our multifamily loan portfolio increased $371.5 million from 2014, primarily as a result of the Simplicity merger as well as the organic growth of our commercial portfolio. Our construction loans, including commercial construction and residential construction, increased $215.2 million from 2014, primarily from new originations in our commercial real estate and residential construction lending business.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2015		2014		2013		2012		2011
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Consumer loans:
Single family	$1,203,180	37.3%	$896,665	42.2%	$904,913	47.7%	$673,865	50.3%	$496,934	36.9%
Home equity and other	256,373	8.0	135,598	6.4	135,650	7.1	136,746	10.2	158,936	11.8
	1,459,553	45.3	1,032,263	48.6	1,040,563	54.8	810,611	60.5	655,870	48.7
Commercial loans:
Commercial real estate (1)	600,703	18.6	523,464	24.6	477,642	25.1	361,879	27.0	402,139	29.8
Multifamily	426,557	13.2	55,088	2.6	79,216	4.2	17,012	1.3	56,379	4.2
Construction/ land development	583,160	18.1	367,934	17.3	130,465	6.9	71,033	5.3	173,405	12.9
Commercial business	154,262	4.8	147,449	6.9	171,054	9.0	79,576	5.9	59,831	4.4
	1,764,682	54.7	1,093,935	51.4	858,377	45.2	529,500	39.5	691,754	51.3
	3,224,235	100.0%	2,126,198	100.0%	1,898,940	100.0%	1,340,111	100.0%	1,347,624	100.0%
Net deferred loan fees and costs	(2,237)		(5,048)		(3,219)		(3,576)		(4,062)
	3,221,998		2,121,150		1,895,721		1,336,535		1,343,562
Allowance for loan losses	(29,278)		(22,021)		(23,908)		(27,561)		(42,689)
	$3,192,720		$2,099,129		$1,871,813		$1,308,974		$1,300,873

(1)
December 31, 2015, 2014 and 2013 balances comprised of $154.9 million, $143.8 million and $156.7 million of owner-occupied loans, respectively, and $445.8 million, $379.6 million and $320.9 million of non-owner-occupied loans, respectively.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans.

	At December 31,
	2015		2014
(in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans:
Single family	$686,927	21.3%	$576,295	27.1%
Commercial	450,424	14.0	345,307	16.2
Multifamily	417,217	12.9	45,957	2.2
Construction/land development, net (1)	334,235	10.4	226,635	10.7
Commercial business	87,970	2.7	95,484	4.5
Home equity and other	59,605	1.8	69,500	3.3
Total adjustable-rate loans	2,036,378	63.1	1,359,178	63.9
Fixed-rate loans:
Single family	516,253	16.0	320,370	15.1
Commercial	150,280	4.7	178,157	8.4
Multifamily	9,339	0.3	9,131	0.4
Construction/land development, net (1)	248,925	7.7	141,299	6.6
Commercial business	66,292	2.1	51,965	2.4
Home equity and other	196,768	6.1	66,098	3.1
Total fixed-rate loans	1,187,857	36.9	767,020	36.1
Total loans held for investment	3,224,235	100.0%	2,126,198	100.0%
Less:
Net deferred loan fees and costs	(2,237)		(5,048)
Allowance for loan losses	(29,278)		(22,021)
Loans held for investment, net	$3,192,720		$2,099,129

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2015				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$14	$15,446	$1,187,719	$1,203,179	$516,239	$686,926
Home equity and other	4,530	38,869	212,975	256,374	193,337	58,507
Total consumer	4,544	54,315	1,400,694	1,459,553	709,576	745,433
Commercial:
Commercial real estate	29,093	135,132	436,478	600,703	139,984	431,626
Multifamily	3,073	7,896	415,587	426,556	8,079	415,404
Construction/land development	379,940	183,480	19,740	583,160	99,782	103,438
Commercial business	65,651	52,990	35,622	154,263	59,216	29,396
Total commercial	477,757	379,498	907,427	1,764,682	307,061	979,864
Total loans held for investment	$482,301	$433,813	$2,308,121	$3,224,235	$1,016,637	$1,725,297

	December 31, 2014				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$1,335	$12,401	$882,929	$896,665	$319,055	$576,275
Home equity and other	344	3,371	131,883	135,598	65,921	69,333
Total consumer	1,679	15,772	1,014,812	1,032,263	384,976	645,608
Commercial:
Commercial real estate	40,482	150,001	332,981	523,464	154,001	328,981
Multifamily	6,008	4,051	45,029	55,088	5,692	43,388
Construction/land development	181,327	156,605	30,002	367,934	62,176	124,431
Commercial business	80,406	43,061	23,982	147,449	44,709	22,334
Total commercial	308,223	353,718	431,994	1,093,935	266,578	519,134
Total loans held for investment	$309,902	$369,490	$1,446,806	$2,126,198	$651,554	$1,164,742

The following table presents loan origination and loan sale volumes.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Loans originated
Real estate
Single family
Originated by HomeStreet	$6,834,296	$4,208,736	$4,160,435
Originated by WMS Series LLC	606,316	489,031	692,444
Single family	7,440,612	4,697,767	4,852,879
Multifamily	322,637	152,280	90,967
Commercial real estate	133,618	57,025	129,531
Construction/land development	767,063	595,034	255,314
Total real estate	8,663,930	5,502,106	5,328,691
Commercial business	140,707	142,602	109,735
Home equity and other	176,430	20,559	17,724
Total loans originated	$8,981,067	$5,665,267	$5,456,150
Loans sold
Single family	$7,038,635	$3,979,398	$4,733,473
Multifamily	204,744	141,859	104,016
Other	29,313	—	—
Total loans sold	$7,272,692	$4,121,257	$4,837,489

Mortgage servicing rights were $171.3 million at December 31, 2015 compared to $123.3 million at December 31, 2014, an increase of $47.9 million, or 38.9%, as a result of growth in the loans serviced for others portfolio and changes in model assumptions, including prepayment speed assumptions.

Federal Home Loan Bank stock was $44.3 million at December 31, 2015 compared to $33.9 million at December 31, 2014, an increase of $10.4 million, or 30.7%, primarily due to the FHLB stock acquired with the Simplicity acquisition. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $148.0 million at December 31, 2015, compared to $105.0 million at December 31, 2014, an increase of $42.9 million, or 40.9%, primarily attributable to overall company growth and an increase in current federal income tax receivable.

Deposits

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2015	2014	2013

Noninterest-bearing accounts - checking and savings	$370,523	$240,679	$164,437
Interest-bearing transaction and savings deposits:
NOW accounts	408,477	272,390	297,966
Statement savings accounts due on demand	292,092	200,638	156,181
Money market accounts due on demand	1,155,464	1,007,214	919,322
Total interest-bearing transaction and savings deposits	1,856,033	1,480,242	1,373,469
Total transaction and savings deposits	2,226,556	1,720,921	1,537,906
Certificates of deposit	732,892	494,525	514,400
Noninterest-bearing accounts - other	272,505	229,984	158,515
Total deposits	$3,231,953	$2,445,430	$2,210,821

Deposits at December 31, 2015 increased $786.5 million, or 32.2%, from December 31, 2014, primarily due to the Simplicity merger and the organic growth of our deposit branch network. During the first quarter of 2015, we added $651.2 million of deposits from the Simplicity merger. During 2015, the Company increased the balances of transaction and savings deposits by $506 million, or 29.4%, reflecting the growth and expansion of our branch banking network. The $238.4 million, or 48.2%, increase in certificates of deposit since December 31, 2014 was primarily due to the Simplicity merger.

During 2014, the Company increased the balances of transaction and savings deposits by $183.0 million, or 11.9%. Partially offsetting the increased transaction and savings deposits was the managed reduction of certificates of deposit balances, which decreased $19.9 million, or 3.9% during 2014. This improvement in the composition of deposits was partially the result of our successful efforts to attract transaction and savings deposit balances through effective brand marketing.

Borrowings

FHLB advances were $1.02 billion at December 31, 2015 compared to $597.6 million at December 31, 2014. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. As of December 31, 2015, 2014 and 2013, FHLB borrowings had weighted average interest rates of 0.64%, 0.41% and 0.43%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2015, $962.2 million mature prior to December 31, 2016. We had $320.4 million and $317.9 million of additional borrowing capacity with the FHLB as of December 31, 2015 and 2014, respectively. Our lending agreement permits the FHLB to refuse to make advances under that agreement during periods in which an “event of default” (as defined in that agreement) exists. An “event of default” occurs when the FHLB gives notice to the Bank of an intention to take any of a list of permissible actions following the occurrence of specified events or conditions affecting the Bank. Among those events is the issuance or entry of “any supervisory or consent order pertaining to” the Bank. No such condition existed at December 31, 2015.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2015 and 2014, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $382.1 million and $316.1 million at December 31, 2015 and 2014, respectively. The FRBSF is not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $61.9 million at December 31, 2015 and 2014. This balance represents junior subordinated debentures issued in connection with the sale of trust preferred securities by HomeStreet Statutory Trusts, subsidiaries of HomeStreet, Inc. Trust preferred securities allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders’ Equity

Shareholders' equity was $465.3 million at December 31, 2015 compared to $302.2 million at December 31, 2014. This increase included additional paid in capital from issuance of common stock of $124.4 million mostly related to the issuance of HomeStreet common stock to Simplicity shareholders, and net income of $41.3 million, partially offset by other comprehensive loss of $4.0 million recognized during the year ended December 31, 2015. Other comprehensive loss represents unrealized gains and losses in the valuation of our investment securities portfolio at December 31, 2015.

Shareholders’ equity, on a per share basis, was $21.08 per share at December 31, 2015, compared to $20.34 per share at December 31, 2014.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Return on assets (1)	0.91%	0.69%	0.88%
Return on equity (2)	9.35%	7.69%	9.56%
Equity to assets ratio (3)	9.69%	9.03%	9.16%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

Business Segments

Our business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2015, we launched HomeStreet commercial capital as a division of HomeStreet Bank, an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. As of December 31, 2015, our retail deposit branch network consists of 44 branches in the Pacific Northwest, California and Hawaii. At December 31, 2015 and December 31, 2014, our transaction and savings deposits totaled $2.23 billion and $1.72 billion, respectively, and our loan portfolio totaled $3.19 billion and $2.10 billion, respectively. This segment is also responsible for the management of our investment securities portfolio.

Commercial and Consumer Banking segment results are detailed below.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014		Dollar Change	Percent Change	2013

Net interest income	$120,020	$38,034	46%	$81,986		$22,814	39%	$59,172
Provision for credit losses	6,100	7,100	NM	(1,000)		(1,900)	NM	900
Noninterest income	29,367	10,701	57	18,666	(2)	3,575	24	15,091
Noninterest expense	122,598	42,786	54	79,812		(5,259)	(8)	66,141
Income before income tax expense	20,689	(1,151)	(5)	21,840		14,618	202	7,222
Income tax expense	2,672	(4,420)	(62)	7,092		5,843	468	1,249
Net income	$18,017	$3,269	22%	$14,748		$8,775	147%	$5,973

Total assets	$4,046,050	$1,299,641	47%	$2,746,409		$169,647	7%	$2,576,762
Efficiency ratio (1)	82.07%			79.29%				89.06%
Full-time equivalent employees (ending)	828			608				577
Net gain on mortgage loan origination and sale activities:
Multifamily	$7,125	$2,402	51%	$4,723		$(583)	(11)%	$5,306
Other	1,529	(3,235)	(68)	4,764	(2)	3,800	394	964
	$8,654	$(833)	(9)%	$9,487		$3,217	51%	$6,270

Production volumes:
Multifamily mortgage originations	$204,838	$52,556	35	$152,282		$61,314	67	$90,968
Multifamily mortgage loans sold	$204,744	$62,885	44%	$141,859		$37,843	36%	$104,016
Other loans sold	$60,611	$60,611	NM	$—		$—	NM	$—
NM = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

Comparison of 2015 to 2014

Commercial and Consumer Banking net income increased in 2015 primarily due to increased net interest income resulting from higher average balances of interest-earning assets, partially offset by increased noninterest expense primarily resulting from the continued expansion of this segment.

The segment recorded a provision for credit losses of $6.1 million for the year ended December 31, 2015 compared to a $1.0 million reversal of provision for credit losses for the year ended December 31, 2014. The additional credit loss provision in the year was due in part to overall growth in loans held for investment, and in part to an extension in the modeled loan loss emergence period for commercial loans and higher qualitative reserves for construction loans. These factors were partially offset by the favorable impact of net loan loss recoveries during the year.

Included in noninterest income for 2015 was a bargain purchase gain of $7.7 million from the merger with Simplicity and the Dayton, Washington branch acquisition. In 2014, noninterest income included a $4.6 million pre-tax net gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

Noninterest expense increased primarily due to the first quarter 2015 merger with Simplicity and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. During the first quarter of 2015, we also added commercial lending capabilities in California by launching HomeStreet commercial capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. Full-time equivalent employees increased by 220, or 36.2% from 2014. Included in noninterest expense for 2015 was $16.6 million of merger-related costs. In 2014, such merger-related expenses related to prior acquisitions were $3.1 million.

Comparison of 2014 to 2013

Commercial and Consumer Banking net income was $14.7 million for the year ended December 31, 2014, an increase of $8.8 million from $6.0 million for the year ended December 31, 2013. The increase in net income in 2014 was primarily the result of a $22.8 million increase in net interest income, which reflected improvements in our deposit product and pricing strategy. That strategy included reducing our higher-cost deposits and converting customers with maturing certificates of deposit to transaction and savings deposits. Additionally, improved credit quality of the Company's loan portfolio resulted in a $1.0 million reversal of provision for loan losses in 2014, compared to provision of $900 thousand in 2013. Partially offsetting these improvements to net income was increased noninterest expense as we continued to grow this segment.

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

Commercial and Consumer Banking segment servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014	Dollar Change	Percent Change	2013

Servicing income, net:
Servicing fees and other	$4,460	$294	7%	$4,166	$992	31%	$3,174
Amortization of multifamily MSRs	(1,992)	(280)	16	(1,712)	91	(5)	(1,803)
Commercial mortgage servicing income	$2,468	$14	1%	$2,454	$1,083	79%	$1,371

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2015	2014
Commercial
Multifamily	$924,367	$752,640
Other	79,513	82,354
Total commercial loans serviced for others	$1,003,880	$834,994

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014	Dollar Change	Percent Change	2013

Net interest income	$28,318	$11,635	70%	$16,683	$1,411	9%	$15,272
Noninterest income	251,870	84,879	51	166,991	(8,663)	(5)	175,654
Noninterest expense	243,970	71,771	42	172,199	8,845	5	163,354
Income before income tax expense	36,218	24,743	216	11,475	(16,097)	(58)	27,572
Income tax expense	12,916	8,952	226	3,964	(5,772)	(59)	9,736
Net income	$23,302	$15,791	210%	$7,511	$(10,325)	(58)%	$17,836

Total assets	$848,445	59,764	8%	$788,681	$299,389	61%	$489,292
Efficiency ratio (1)	87.07%			93.75%			85.56%
Full-time equivalent employees (ending)	1,311			1,003			925
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$7,212,435	$2,811,818	64%	$4,400,617	$(59,032)	(1)%	$4,459,649
Single family mortgage interest rate lock commitments(2)	6,931,108	2,586,860	60	4,344,248	436,974	11	3,907,274
Single family mortgage loans sold(2)	$7,007,337	$3,027,939	76%	$3,979,398	$(754,075)	(16)%	$4,733,473

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Comparison of 2015 to 2014

The increase in Mortgage Banking net income for 2015 compared to 2014 primarily reflected increased interest rate lock commitments resulting from expansion of our network of mortgage loan centers and a 14.6% increase in mortgage production personnel, partially offset by higher commission expense resulting from increased closed loan volume. Results for the year ended 2014 includes pre-tax Mortgage Banking servicing income of $4.7 million, net of transaction costs, from the 2014 sale of single family MSRs.

Comparison of 2014 to 2013

The decrease in Mortgage Banking net income for 2014 was driven primarily by lower gain on sale income. Our single family mortgage interest rate lock commitments increased 11.2%, compared to 2013. However, we experienced lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014	Dollar Change	Percent Change	2013

Single family: (1)
Servicing value and secondary market gains(2)	$205,513	$96,450	88%	$109,063	$(19,328)	(15)%	$128,391
Loan origination and funding fees	22,221	(3,351)	(13)%	25,572	(4,479)	(15)%	30,051
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$227,734	$93,099	69%	$134,635	$(23,807)	(15)%	$158,442

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Comparison of 2015 to 2014

The increase in net gain on mortgage loan origination and sale activities in 2015 compared to 2014 is primarily the result of a 59.5% increase in interest rate lock commitments, which was mainly driven by the expansion of our mortgage production offices and personnel. Since December 2014, we have increased our lending footprint by adding nine home loan centers to bring our total home loan centers to 64.

Comparison of 2014 to 2013

In 2014, net gain on mortgage loan origination and sale activities decreased compared to 2013, primarily as a result of lower gain on sale margins on our interest rate lock commitments during 2014 compared to 2013. Partially offsetting this effect on net gain on mortgage loan origination and sale activities was an 11.2% increase in interest rate lock commitments resulting from the expansion of our mortgage lending operations as we entered new markets by adding 11 mortgage loan origination offices during 2014.

Mortgage Banking servicing income consisted of the following.

	Year Ended December 31,
(in thousands)	2015	Dollar Change	Percent Change	2014		Dollar Change	Percent Change	2013

Servicing income, net:
Servicing fees and other	$37,737	$4,085	12%	$33,652		$2,653	9%	$30,999
Changes in fair value of MSRs due to modeled amortization (1)	(34,038)	(7,926)	30	(26,112)		(1,791)	7	(24,321)
	3,699	(3,841)	(51)	7,540		$862	13	6,678
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	6,555	22,184	NM	(15,629)	(3)	(45,085)	NM	29,456
Net gain from derivatives economically hedging MSRs	11,709	(28,018)	(71)	39,727		60,159	NM	(20,432)
	18,264	(5,834)	(24)	24,098		15,074	167	9,024
Mortgage Banking servicing income	$21,963	$(9,675)	(31)%	$31,638		$15,936	101%	$15,702
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs in 2014.

Comparison of 2015 to 2014
The decrease in Mortgage Banking servicing income in 2015 compared to 2014 was primarily attributable to lower risk management results. The decrease in risk management results was primarily attributable to a pre-tax gain of $4.7 million included in 2014, resulting from the sale of single family MSRs, as well as larger gains from model assumption adjustments in 2014 than in 2015, to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

Comparison of 2014 to 2013
In 2014, Mortgage Banking servicing income increased from 2013 primarily as a result of improved MSR risk management results and increased servicing fees collected on the Company's single family mortgages. Risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs.
Included in risk management results for the year ended 2014 is $4.7 million of pre-tax income recognized from the second quarter 2014 sale of single family MSRs. No similar transactions occurred in 2015 or 2013.
Single family mortgage servicing fees collected in 2015 increased primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2015	2014
Single family
U.S. government and agency	$14,628,596	$10,630,864
Other	719,215	585,344
Total single family loans serviced for others	$15,347,811	$11,216,208

Mortgage Banking noninterest expense in 2015 increased from 2014 primarily as a result of higher commission and incentive expense, as closed loan volumes increased 63.9% from 2014, as well as increased salaries and related costs, occupancy expenses and information services expenses as we grew our single family mortgage lending network.
For 2014, Mortgage Banking noninterest expense increased from 2013 primarily due to increased salaries and related costs, as well as occupancy and information services expenses related to the addition of approximately 84 mortgage originators and mortgage fulfillment personnel as we grew our single family mortgage lending network.

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

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our lending activities on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2015 and 2014 was $52.9 million and $72.0 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments, which primarily related to unused home equity and commercial real estate lines of credit and business banking funding lines, totaled $216.5 million and $149.4 million at December 31, 2015 and 2014, respectively. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $456.4 million and $379.4 million at December 31, 2015 and 2014, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2015 and 2014, was $17.7 million and $11.9 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, in general the DUS lender is contractually responsible for all losses on the first 5% of the unpaid principal balance of the loan (determined as of the day prior to valuation of the asset for loss purposes) and then shares in the remainder of losses with Fannie Mae with the lender being responsible for 25% of any losses that exceed 5% of the unpaid principal balance up to 20% of the unpaid principal balance and 10% of any losses that exceed 20% of the unpaid principal balance. The maximum lender loss on most DUS program loans is 20% of the original principal balance. The total principal balance of loans outstanding under the DUS program as of December 31, 2015 and 2014 was $924.4 million and $752.6 million, respectively, and our loss reserve was $3.0 million and $2.3 million as of December 31, 2015 and 2014, respectively.

•
Mortgage repurchase liability. In our single family lending business, we sell residential mortgage loans to GSEs and other entities. In addition, the Company pools Federal Housing Administration ("FHA")-insured and Department of Veterans' Affairs ("VA")-guaranteed mortgage loans into Ginnie Mae, Fannie Mae and Freddie Mac guaranteed mortgage-backed securities. We have made representations and warranties that the loans sold meet certain requirements. We may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

These obligations expose us to mark-to-market and credit losses on the repurchased mortgage loans after accounting for any mortgage insurance that we may receive. Generally, the maximum amount of future payments we would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses.
We do not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, we may be required to indemnify FHA or VA against loss.  The loans remain in Ginnie Mae pools unless and until they qualify for voluntary repurchase by the Company.  In general, once an FHA or VA loan becomes 90 days past due, we repurchase the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.
As of December 31, 2015 and 2014, the total principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $15.43 billion and $11.30 billion, respectively. The recorded mortgage repurchase liability for loans sold on a servicing-retained and a servicing-released basis was $2.9 million and $2.0 million at December 31, 2015 and 2014, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $1.8 million, $734 thousand and $2.5 million were incurred for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Leases. The Company is obligated under non-cancelable leases for office space. The office leases also contain renewal and space options. Rental expense under non-cancelable operating leases totaled $20.1 million, $15.3 million and $11.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide collateral to certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle certain positions on a net basis. At December 31, 2015 and 2014, our net exposure to the credit risk of derivative counterparties was $37.2 million and $18.8 million.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2015. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total

Deposits (1)	$3,043,916	$145,662	$42,375	$—	$3,231,953
FHLB advances	962,159	40,410	10,000	5,590	1,018,159
Trust preferred securities(2)	—	—	—	61,857	61,857
Interest(3)	9,869	8,444	4,688	22,850	45,851
Operating leases	19,486	36,315	26,601	55,073	137,475
Purchase obligations (4)	9,018	8,107	3,686	171	20,982
Total	$4,044,448	$238,938	$87,350	$145,541	$4,516,277

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities are included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2015 rates, which we held constant until maturity.

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
Our Board of Directors (the "Board") and executive management have overall and ultimate responsibility for management of these risks. The Board, its committees and senior managers oversee the management of various risks. We review and assess these risks on an enterprise-wide basis periodically and as part of the annual strategic planning process. We use internal audits, quality control and loan review functions to assess the strength of and adherence to risk management policies, internal controls and regulatory requirements. Similarly, external reviews, examinations and audits are conducted by regulators and others. In addition, our compliance, appraisal, corporate security and information security personnel provide additional risk management services in their areas of expertise.
The Board and its committees work closely with senior management in overseeing risk. Management recommends the appropriate level of risk in our strategic and business plans and in our board-approved credit and operating policies and has responsibility for measuring, managing, controlling and reporting on risks. The Board and its committees oversee the monitoring and controlling of significant risk exposures, including the policies governing risk management. The Board authorizes its committees to take any action on its behalf as described in their respective charter or as otherwise delegated by the Board, except as otherwise specifically reserved by law, regulation, other committees' charters or the Company's charter documents for action solely by the full board or another board committee. These committees include:

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

•
Enterprise Risk Management Committee. The Enterprise Risk Management Committee (the "ERMC") oversees the Company's enterprise-wide risk management framework, including evaluating management's identification and assessment of the significant risks and the related infrastructure to address such risks and monitors the Company's compliance with its risk appetite and risk limit structures and effective remediation of non-compliance on an ongoing, enterprise-wide, and individual entity basis. The ERMC does not duplicate the risk oversight of the Board's other committees, but rather helps ensure end-to-end understanding and oversight of all risk issues in one Board committee and enhances the Board's and management's understanding of the Company's aggregate enterprise-wide risk profile.

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

Our credit risk management process is primarily centrally governed. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling and loan review, quality control and audit processes. In addition, we have an independent loan review function that reports directly to the Credit Committee of the Board, and internal auditors and regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

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

Credit limits for capital markets counterparties, including derivative counterparties, are defined in the Company's Counterparty Risk policy, which is reviewed annually by the Bank Loan Committee, with final approval by the Board Credit Committee. The treasury function is responsible for directing the activities related to securities and derivative portfolios, including overseeing derivative portfolio performance and ensuring compliance with established credit policies, standards and limits. The Chief Investment Officer and Treasurer reports directly to the Chief Financial Officer.

In January 2016, the Chief Credit Officer’s role was expanded to Chief Risk and Credit Officer which also includes oversight of enterprise risk management, appraisal and environmental functions, and the loan review department. The Chief Risk and Credit Officer reports directly to the Chief Executive Officer.

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

For loan monitoring and problem loan management purposes our appraisal practices are as follows:

•	We generally do not perform valuation monitoring for pass-graded credits because we believe they carry minimal credit risk.

•
For commercial loans secured by real estate that are graded special mention, an appraisal is performed at the time of loan downgrade, and an appraisal or evaluation is performed at least every two years thereafter, depending upon property complexity, market area, market conditions, intended use and other considerations.

•
For commercial loans secured by real estate that are graded substandard or doubtful and for all OREO properties, we require an independent third-party appraisal at the time of downgrade or transfer to OREO and at least every twelve months thereafter until disposition or loan upgrade. For loans where foreclosure is probable, an appraisal or evaluation is prepared at the intervening six-month period prior to foreclosure.

•
For performing consumer segment loans secured by real estate that are graded special mention or substandard, property values are determined semi-annually from automated valuation model services employed by the Bank.

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

Loan Modifications

We have modified loans for various reasons for borrowers not experiencing financial difficulties. Those modifications generally are short-term extensions granted to allow time for receipt of appraisals and other financial reporting information to facilitate underwriting of loan extensions and renewals.
Our policy allows modifications for borrowers with financial difficulty when there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest. We may enter into a loan modification to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Company to foreclose or modify the terms. We have made concessions such as interest-only payment terms, interest rate reductions, principal and interest forgiveness and payment restructures. Additionally, we have provided for concessions to construction and land development borrowers that focused primarily on forgiveness of principal in conjunction with settlement activities so as to allow us to acquire control of the real estate collateral. For single family mortgage borrowers, we have generally provided for granting interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower’s current financial condition to assure that they can make the modified payment.

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $24.7 million, or 0.50% of total assets at December 31, 2015, compared to $25.5 million, or 0.72% of total assets at December 31, 2014. Nonaccrual loans of $17.2 million, or 0.53% of total loans at December 31, 2015, increased $1.2 million, or 7.2%, from $16.0 million, or 0.75% of total loans at December 31, 2014. Net recoveries in 2015 were $2.0 million compared with net charge-offs of $565 thousand in 2014 and net charge-offs of $4.6 million in 2013.

At December 31, 2015, our loans held for investment portfolio, excluding the allowance for loan losses, was $3.19 billion, an increase of $1.09 billion from December 31, 2014. During the first quarter of 2015, we added $664.1 million of loans to the portfolio from the Simplicity merger. The allowance for loan losses was $29.3 million, or 0.91% of loans held for investment, compared to $22.0 million, or 1.04% of loans held for investment at December 31, 2014.

The Company recorded a provision for credit losses of $6.1 million for the year ended December 31, 2015 compared to a $1.0 million reversal of provision for credit losses for the year ended December 31, 2014 and a provision for credit losses of $900 thousand for 2013. The additional credit loss provision in 2015 was due in part to overall growth in loans held for investment, and in part to an extension in the modeled loan loss emergence period for commercial loans and higher qualitative reserves for construction loans. These factors were partially offset by the favorable impact of net loan loss recoveries during the year. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Note 5, Loans and Credit Quality to the financial statements of this Form 10-K.

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

	At December 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$90,547		$94,058	$—
Loans with an allowance recorded	3,126		3,293	567
Total	$93,673	(1)	$97,351	$567

	At December 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,725		$98,664	$—
Loans with an allowance recorded	36,499		37,078	1,706
Total	$119,224	(1)	$135,742	$1,706

	At December 31, 2013
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,301		$112,795	$—
Loans with an allowance recorded	38,568		38,959	2,571
Total	$119,869	(1)	$151,754	$2,571

(1)	Includes $74.7 million, $73.6 million and $70.3 million in single family performing troubled debt restructurings ("TDRs") at December 31, 2015, 2014 and 2013, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 271 impaired loans totaling $93.7 million at December 31, 2015 and 258 impaired loans totaling $119.2 million at December 31, 2014. Included in the total impaired loan amounts were 224 single family TDR loan relationships totaling $77.1 million at December 31, 2015 and 199 single family TDR relationships totaling $76.1 million at December 31, 2014. The increase in the number of impaired loan relationships at December 31, 2015 from 2014 was primarily due to an increase in the number of single family impaired loans. At December 31, 2015, there were 213 single family impaired relationships totaling $74.7 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $29.6 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2015 was $108.2 million, compared to $118.8 million for the year ended December 31, 2014. Impaired loans of $3.1 million and $36.5 million had a valuation allowance of $567 thousand and $1.7 million at December 31, 2015 and 2014, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2015			2014			2013
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,942	29.2%	36.9%	$9,447	41.9%	42.2%	$11,990	49.8%	47.7%
Home equity and other	4,620	15.1	8.0	3,322	14.8	6.4	3,987	16.6	7.1
	13,562	44.3	44.9	12,769	56.7	48.6	15,977	66.4	54.8
Commercial loans
Commercial real estate	4,847	15.8	18.8	3,846	17.0	24.6	4,012	16.6	25.2
Multifamily	1,194	3.9	13.3	673	3.0	2.6	942	3.9	4.2
Construction/land development	9,271	30.2	18.2	3,818	17.0	17.3	1,414	5.9	6.9
Commercial business	1,785	5.8	4.8	1,418	6.3	6.9	1,744	7.2	8.9
	17,097	55.7	55.1	9,755	43.3	51.4	8,112	33.6	45.2
Total allowance for credit losses	$30,659	100.0%	100.0%	$22,524	100.0%	100.0%	$24,089	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At December 31, 2015
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$74,685	213	$2,452	11	$77,137	224
Home equity and other	1,340	20	271	4	1,611	24
	76,025	233	2,723		78,748	248
Commercial
Commercial real estate	—	—	1,023	1	1,023	1
Multifamily	3,014	2	—	—	3,014	2
Construction/land development	3,714	3	—	—	3,714	3
Commercial business	1,658	4	185	1	1,843	5
	8,386	9	1,208	2	9,594	11
	$84,411	$242	$3,931	2	$88,342	259

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.6 million at December 31, 2015.

	At December 31, 2014
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$73,585	193	$2,482	10	$76,067	203
Home equity and other	2,430	23	231	3	2,661	26
	76,015	216	2,713	13	78,728	229
Commercial
Commercial real estate	21,703	4	1,148	1	22,851	5
Multifamily	3,077	2	—	—	3,077	2
Construction/land development	5,447	3	—	—	5,447	3
Commercial business	1,573	3	249	2	1,822	5
	31,800	12	1,397	3	33,197	15
	$107,815	228	$4,110	16	$111,925	244

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $26.8 million at December 31, 2014.

	At December 31, 2013
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$70,304	159	$4,017	10	$74,321	169
Home equity and other	2,558	23	86	2	2,644	25
	72,862	182	4,103	12	76,965	194
Commercial
Commercial real estate	19,620	2	628	1	20,248	3
Multifamily	3,163	2	—	—	3,163	2
Construction/land development	6,148	4	—	—	6,148	4
Commercial business	112	1	—	0	112	1
	29,043	9	628	1	29,671	10
	$101,905	191	$4,731	13	$106,636	204

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $17.8 million at December 31, 2013.

The increase in the number of TDR loan relationships at December 31, 2015 from 2014 was primarily due to an increase in the number of single family loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. At December 31, 2015 and 2014, the Company had zero and $151 thousand, respectively, of unfunded commitments related to TDR loans.

The increase in the number of TDR loan relationships at December 31, 2014 from 2013 was primarily due to an increase in the number of single family loan TDRs. At December 31, 2013, the Company had $47 thousand of unfunded commitments related to TDR loans.

	At December 31,
(in thousands)	2015	2014	2013	2012	2011

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$12,119	$8,368	$8,861	$13,304	$12,104
Home equity and other	1,576	1,526	1,846	2,970	2,464
	13,695	9,894	10,707	16,274	14,568
Commercial
Commercial real estate	2,341	4,843	12,257	6,403	10,184
Multifamily residential	119	—	—	—	2,394
Construction/land development	339	—	—	5,042	48,387
Commercial business	674	1,277	2,743	2,173	951
	3,473	6,120	15,000	13,618	61,916
Total loans on nonaccrual	17,168	16,014	25,707	29,892	76,484
Other real estate owned	7,531	9,448	12,911	23,941	38,572
Total nonperforming assets	$24,699	$25,462	$38,618	$53,833	$115,056
Loans 90 days or more past due and accruing (2)	$36,612	$34,987	$46,811	$40,658	$35,757
Accruing TDR loans	84,411	107,815	$101,905	100,575	104,931
Nonaccrual TDR loans	3,931	4,110	4,731	10,208	23,540
Total TDR loans	$88,342	$111,925	$106,636	$110,783	$128,471
Allowance for loan losses as a percent of nonaccrual loans	170.54%	137.51%	93.00%	92.20%	55.81%
Nonaccrual loans as a percentage of total loans	0.53%	0.75%	1.36%	2.24%	5.69%
Nonperforming assets as a percentage of total assets	0.50%	0.72%	1.26%	2.05%	5.08%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $2.5 million, $2.8 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,098	$3,537	$12,119	$36,595	(1)	$59,349	$301
Home equity and other	1,095	398	1,576	—		3,069	—
	8,193	3,935	13,695	36,595		62,418	301
Commercial loans
Commercial real estate	233	—	2,341	—		2,574	4,071
Multifamily	—	—	119	—		119	—
Construction/land development	77	—	339	—		416	3,159
Commercial business	—	—	674	17		691	—
	310	—	3,473	17		3,800	7,230
Total	$8,503	$3,935	$17,168	$36,612		$66,218	$7,531

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2014
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,832	$2,452	$8,368	$34,737	(1)	$53,389	$1,613
Home equity and other	371	81	1,526	—		1,978	—
	8,203	2,533	9,894	34,737		55,367	1,613
Commercial loans
Commercial real estate	—	—	4,843	—		4,843	1,996
Construction/land development	—	1,261	—	—		1,261	5,839
Commercial business	611	3	1,277	250		2,141	—
	611	1,264	6,120	250		8,245	7,835
Total	$8,814	$3,797	$16,014	$34,987		$63,612	$9,448

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

	At December 31, 2013
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,466	$4,901	$8,861	$46,811	(1)	$67,039	$5,246
Home equity and other	375	75	1,846	—		2,296	—
	6,841	4,976	10,707	46,811		69,335	5,246
Commercial loans
Commercial real estate	—	—	12,257	—		12,257	1,688
Construction/land development	—	—	—	—		—	5,977
Commercial business	—	—	2,743	—		2,743	—
	—	—	15,000	—		15,000	7,665
Total	$6,841	$4,976	$25,707	$46,811		$84,335	$12,911

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2015
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	2.6%
<		500		—%
500		549		0.1%
550		599		0.6%
600		649		4.0%
650		699		16.1%
700		749		27.2%
750		>		49.4%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2014
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	4.0%
<		500		0.1%
500		549		0.2%
550		599		0.9%
600		649		3.5%
650		699		16.9%
700		749		27.0%
750		>		47.4%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

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

Our underwriting standards for multifamily residential permanent loans generally require that the loan-to-value ratio for these loans not exceed 80% of appraised value, cost, or discounted cash flow value, as appropriate, and that multifamily residential properties attain debt coverage ratios of 1.15 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.

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

Liquidity and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain sources of cash to adequately fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis, in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc., HomeStreet Capital ("HSC") and the Bank have established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

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

HomeStreet Capital

HomeStreet Capital generates positive cash flow from its servicing fee income on the DUS portfolio, net of its costs to service the DUS portfolio. Additional uses are HomeStreet Capital's costs to purchase the servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS lenders such as HomeStreet Capital are set by Fannie Mae. HomeStreet Capital's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2015, our primary liquidity ratio was 25.4% compared with 30.0% at December 31, 2014 and 26.9% at December 31, 2013.

At December 31, 2015, 2014 and 2013, the Bank had available borrowing capacity of $320.4 million, $317.9 million and $228.5 million, respectively, from the FHLB, and $382.1 million, $316.1 million and $332.7 million, respectively, from the Federal Reserve Bank of San Francisco. Due to the effective management of collateral, the borrowing capacity of the Bank increased despite higher FHLB borrowings at December 31, 2015.

Cash Flows

For the years ended December 31, 2015, 2014 and 2013, cash and cash equivalents increased $2.2 million, decreased $3.4 million and increased $8.6 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2015, net cash of $8.3 million was provided by operating activities, as our net income exceeded the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2014, net cash of $348.6 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans held for sale. During 2014, the Company transferred a net $217.8 million of loans from loans held for investment to loans held for sale. For the year ended December 31, 2013, net cash of $304.0 million was provided by operating activities, as proceeds from the sale of loans held for sale exceeded cash used to fund loans held for sale production. During 2013, the Company transferred $93.6 million of loans from loans held for investment to loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the year ended December 31, 2015, net cash of $418.3 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $132.4 million of net cash received from acquisitions, primarily from the Simplicity merger. For the year ended December 31, 2014, net cash of $84.2 million was used in investing activities. We used cash of $443.5 million in net originations and principal repayments of loans held for investment during 2014, as a result of increased originations of mortgages that exceed conventional conforming loan limits. Offsetting this decrease to cash was net proceeds of $271.4 million from the sale of loans originated as held for investment and $39.0 million of proceeds from the sale of single family mortgage servicing rights. Net proceeds from our investment securities portfolio were $35.6 million during 2014. For the year ended December 31, 2013, net cash of $459.9 million was used in investing activities. We used cash of $447.9 million in net originations and principal repayments of loans held for investment during 2013, as a result of increased originations of mortgages that exceed conventional conforming loan limits. Net purchases in our investment securities portfolio were $190.0 million during 2013. Additionally, cash of $24.0 million was provided in connection with the purchases of YNB, Fortune Bank and two AmericanWest Bank branches.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2015, net cash of $412.2 million was provided by financing activities, primarily resulting from net proceeds of $355.0 million of FHLB advances and a $111.9 million growth in deposits. For the year ended December 31, 2014, net cash of $429.5 million was provided by financing activities, as we increased our lower cost short-term advances from the FHLB. For additional liquidity, the Company added $50 million in federal funds purchased during the fourth quarter of 2014. For the year ended December 31, 2013, net cash of $164.5 million was provided by financing activities, as we increased our lower cost short-term advances from the FHLB.

Capital Management

In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (as used in this section, the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. The Rules apply to both the Company and the Bank beginning in 2015.
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank elected this one-time option in 2015 to exclude certain components of AOCI. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital of at least 2.5% above the required common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. When the federal banking regulators initially proposed new capital rules in 2012, the rules would have phased out trust preferred securities as a component of Tier 1 capital. As finally adopted, however, the Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
The Rules made changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, including commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.
Certain calculations under the rules related to deductions from capital have phase-in periods through 2018. Specifically, the capital treatment of mortgage servicing rights is phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

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
Both the Company and the Bank were generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer is being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
At December 31, 2015, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank. Information presented for December 31, 2015 reflects the transition to Basel III capital requirements from previous regulatory capital adequacy guidelines under Basel I effective in 2014 and 2013.

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	455,101	13.04%	157,074	4.5%	226,885	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04%	209,432	6.0%	279,243	8.0%
Total risk-based capital (to risk-weighted assets)	$485,761	13.92%	$279,243	8.0%	$349,054	10.0%

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	423,005	10.52%	180,912	4.5%	261,317	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94%	241,216	6.0%	321,621	8.0%
Total risk-based capital (to risk-weighted assets)	$510,697	12.70%	$321,621	8.0%	$402,026	10.0%

	At December 31, 2014
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10%	97,404	4.0%	146,106	6.0%
Total risk-based capital (to risk-weighted assets)	$341,534	14.03%	$194,808	8.0%	$243,511	10.0%

	At December 31, 2013
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$291,673	9.96%	$117,182	4.0%	$146,478	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	291,673	14.12%	81,708	4.0%	122,562	6.0%
Total risk-based capital (to risk-weighted assets)	$315,762	15.28%	$163,415	8.0%	$204,269	10.0%

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

As a regulated financial institution with a significant mortgage banking operation, we have significant compliance and regulatory risk. Historically, we have maintained a strong compliance culture and compliance management processes as evidenced by minimal compliance issues. Management has established tracking processes for monitoring the status of pending regulations and for implementing the regulatory requirements as they are published and become effective.

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

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our current operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets and, in particular, the regional economy of the Pacific Northwest and, to a growing extent, California.

Our price and interest rate risks are managed by the Bank’s Asset/Liability Management Committee ("ALCO"), a management committee that identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Investment Officer, acting as the chair, the Chief Executive Officer and other members of management. The committee meets monthly and is responsible for:

•	understanding the nature and level of the Company's interest rate risk and interest rate sensitivity;

•	assessing how that risk fits within our overall business strategies;

•	ensuring an appropriate level of rigor and sophistication in the risk management process for the overall level of risk;

•	complying with and reviewing the asset/liability management policy; and

•	formulating and implementing strategies to improve balance sheet mix and earnings.

The Finance Committee of the Bank's Board provides oversight of the asset/liability management process, reviews the results of interest rate risk analysis and approves submission of the relevant policies to the board.

The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income. Changes in net interest rates (interest rate risk) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), customer options (option risk) and changes in the shape of the yield curve (time-sensitive risk). We manage the available-for-sale investment securities portfolio while maintaining a balance between risk and return. The Company's funding strategy is to grow core deposits while we efficiently supplement using wholesale borrowings.

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2015
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$32,684	$—	$—	$—	$—	$—	$—	$32,684
FHLB Stock	—	—	—	—	—	44,342	—	44,342
Investment securities(1)	40,598	37,849	56,198	94,644	72,908	269,967	—	572,164
Mortgage loans held for sale	643,350	—	1	11	1,423	5,378	—	650,163
Loans held for investment(1)	814,502	214,820	346,350	888,720	494,677	433,651	—	3,192,720
Total interest-earning assets	1,531,134	252,669	402,549	983,375	569,008	753,338	—	4,492,073
Non-interest-earning assets	—	—	—	—	—	—	402,422	402,422
Total assets	$1,531,134	$252,669	$402,549	$983,375	$569,008	$753,338	$402,422	$4,894,495
Interest-bearing liabilities:
NOW accounts(2)	$408,477	$—	$—	$—	$—	$—	$—	$408,477
Statement savings accounts(2)	292,092	—	—	—	—	—	—	292,092
Money market accounts(2)	1,155,464	—	—	—	—	—	—	1,155,464
Certificates of deposit	172,084	114,445	149,715	137,967	41,599	117,082	—	732,892
FHLB advances	937,569	—	25,000	40,000	10,000	5,590	—	1,018,159
Long-term debt(3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	3,027,543	114,445	174,715	177,967	51,599	122,672	—	3,668,941
Non-interest bearing liabilities	—	—	—	—	—	—	760,279	760,279
Equity	—	—	—	—	—	—	465,275	465,275
Total liabilities and shareholders’ equity	$3,027,543	$114,445	$174,715	$177,967	$51,599	$122,672	$1,225,554	$4,894,495
Interest sensitivity gap	(1,496,409)	138,224	227,834	805,408	517,409	630,666
Cumulative interest sensitivity gap	$(1,496,409)	$(1,358,185)	$(1,130,351)	$(324,943)	$192,466	$823,132
Cumulative interest sensitivity gap as a percentage of total assets	(31)%	(28)%	(23)%	(7)%	4%	17%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	51%	57%	66%	91%	105%	122%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2015, the Bank’s total interest-earning assets were greater than total interest-bearing liabilities, resulting in a cumulative asset-sensitive position. Therefore, net interest income would be expected to rise in the long term if interest rates were to rise without changing the slope of the yield curve. The Bank is liability-sensitive in the “three months or less” period which generally indicates that net interest income would be expected to fall in the short term if interest rates were to rise, though deposit interest rate increases generally lag market rate increases.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2015 and 2014 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2015		December 31, 2014
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(5.1)%	(10.0)%	(1.5)%	(12.0)%
+100	(2.6)	(2.4)	(0.1)	(3.5)
-100	0.1	(8.3)	(3.4)	(4.6)
-200	(4.4)%	(19.4)%	(7.2)%	(18.0)%

(1)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At December 31, 2015, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2014, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will be negatively correlated with rate movements in the short-term, i.e. an increase (decrease) in interest rates would result in a decrease (increase) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

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

In order to protect the economic value of our mortgage servicing rights, we employ hedging strategies utilizing derivative financial instruments including forward interest rate swaps, options on interest rate swap contracts and commitments to purchase mortgage backed securities. We utilize these instruments as economic hedges and changes in the fair value of these instruments are recognized in current income as a component of mortgage servicing income. Our mortgage servicing rights hedging policy requires management to hedge the impact on the value of our mortgage servicing rights for a low-probability, extreme and sudden increase in interest rates. This policy requires that we hedge estimated losses to a maximum of a $2.5 million loss, subject to the limitations of hedging effectiveness including market risk, basis risk, counterparty credit risk and others.

The following table presents the financial instruments classified as derivatives.

	At December 31, 2015
	Notional amount	Fair value		Hedged risk(1)
(in thousands)		Asset derivatives	Liability derivatives	Asset interest rate locks	Asset loans held for sale	Asset MSR
Forward sale commitments	$1,069,102	$1,885	$(1,497)	$—	$290	$98
Interest rate swaptions	—	—	—	—	—	—
Interest rate lock commitments	594,360	17,719	(8)	17,711	—	—
Interest rate swaps	1,109,350	8,670	(4,007)	—	—	5,399
	$2,772,812	$28,274	$(5,512)	$17,711	$290	$5,497

(1)	Economic fair value hedge.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HomeStreet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 10, 2016

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2015	2014

ASSETS
Cash and cash equivalents (including interest-earning instruments of $2,079 and $10,271)	$32,684	$30,502
Investment securities (includes $541,151and $427,326 carried at fair value)	572,164	455,332
Loans held for sale (includes $632,273 and $610,350 carried at fair value)	650,163	621,235
Loans held for investment (net of allowance for loan losses of $29,278 and $22,021; includes $21,544 and $0 carried at fair value)	3,192,720	2,099,129
Mortgage servicing rights (includes $156,604 and $112,439 carried at fair value)	171,255	123,324
Other real estate owned	7,531	9,448
Federal Home Loan Bank stock, at cost	44,342	33,915
Premises and equipment, net	63,738	45,251
Goodwill	11,521	11,945
Other assets	148,377	105,009
Total assets	$4,894,495	$3,535,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,231,953	$2,445,430
Federal Home Loan Bank advances	1,018,159	597,590
Federal funds purchased and securities sold under agreements to repurchase	—	50,000
Accounts payable and other liabilities	117,251	77,975
Long-term debt	61,857	61,857
Total liabilities	4,429,220	3,232,852
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 22,076,534 shares and 14,856,611 shares	511	511
Additional paid-in capital	222,328	96,615
Retained earnings	244,885	203,566
Accumulated other comprehensive (loss) income	(2,449)	1,546
Total shareholders' equity	465,275	302,238
Total liabilities and shareholders' equity	$4,894,495	$3,535,090

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2015	2014	2013

Interest income:
Loans	$152,621	$100,107	$76,442
Investment securities	11,590	10,565	12,391
Other	903	621	143
	165,114	111,293	88,976
Interest expense:
Deposits	11,801	9,431	10,416
Federal Home Loan Bank advances	3,668	1,980	1,532
Federal funds purchased and securities sold under agreements to repurchase	8	22	11
Long-term debt	1,104	1,120	2,546
Other	195	71	27
	16,776	12,624	14,532
Net interest income	148,338	98,669	74,444
Provision (reversal of provision) for credit losses	6,100	(1,000)	900
Net interest income after provision for credit losses	142,238	99,669	73,544
Noninterest income:
Net gain on mortgage loan origination and sale activities	236,388	144,122	164,712
Mortgage servicing income	24,431	34,092	17,073
Income from WMS Series LLC	1,624	101	704
Loss on debt extinguishment	—	(573)	—
Depositor and other retail banking fees	5,881	3,572	3,172
Insurance agency commissions	1,682	1,153	864
Gain on sale of investment securities available for sale	2,406	2,358	1,772
Bargain purchase gain	7,726	—	—
Other	1,099	832	2,448
	281,237	185,657	190,745
Noninterest expense:
Salaries and related costs	240,587	163,387	149,440
General and administrative	58,745	42,833	40,366
Legal	2,807	2,071	2,552
Consulting	7,215	3,224	5,637
Federal Deposit Insurance Corporation assessments	2,573	2,316	1,433
Occupancy	24,927	18,598	13,765
Information services	29,054	20,052	14,491
Net cost (income) from operation and sale of other real estate owned	660	(470)	1,811
	366,568	252,011	229,495
Income before income taxes	56,907	33,315	34,794
Income tax expense	15,588	11,056	10,985
NET INCOME	$41,319	$22,259	$23,809
Basic income per share	$1.98	$1.50	$1.65
Diluted income per share	$1.96	$1.49	$1.61
Dividends paid on common stock per share	$—	$0.11	$0.33
Basic weighted average number of shares outstanding	20,818,045	14,800,689	14,412,059
Diluted weighted average number of shares outstanding	21,059,201	14,961,081	14,798,168
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	The Year Ended December 31,
(in thousands)	2015	2014	2013

Net income	$41,319	$22,259	$23,809
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities available for sale:
Unrealized holding (loss) gain arising during the year, net of tax (benefit) expense of $(713), $8,116 and $(10,786)	(1,325)	15,072	(20,032)
Reclassification adjustment for net gains included in net income, net of tax (benefit) expense of ($264), $826 and $620	(2,670)	(1,532)	(1,152)
Other comprehensive (loss) income	(3,995)	13,540	(21,184)
Comprehensive income	$37,324	$35,799	$2,625

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2012	14,382,638	$511	$90,189	$163,872	$9,190	$263,762
Net income	—	—	—	23,809	—	23,809
Dividends ($0.33 per share)	—	—	—	(4,746)	—	(4,746)
Share-based compensation expense	—	—	4,097	—	—	4,097
Common stock issued	417,353	—	188	—	—	188
Other comprehensive loss	—	—	—	—	(21,184)	(21,184)
Balance, December 31, 2013	14,799,991	511	94,474	182,935	(11,994)	265,926
Net income	—	—	—	22,259	—	22,259
Dividends ($0.11 per share)	—	—	—	(1,628)	—	(1,628)
Share-based compensation expense	—	—	1,767	—	—	1,767
Common stock issued	56,620	—	374	—	—	374
Other comprehensive income	—	—	—	—	13,540	13,540
Balance, December 31, 2014	14,856,611	511	96,615	203,566	1,546	302,238
Net income	—	—	—	41,319	—	41,319
Share-based compensation expense	—	—	1,267	—	—	1,267
Common stock issued	7,219,923	—	124,446	—	—	124,446
Other comprehensive loss	—	—	—	—	(3,995)	(3,995)
Balance, December 31, 2015	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,319	$22,259	23,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	14,877	17,503	14,947
Provision (reversal of provision) for credit losses	6,100	(1,000)	900
Fair value adjustment of loans held for sale	9,632	(15,350)	23,776
Fair value adjustment of loans held for investment	2,000	—	—
Origination of mortgage servicing rights	(76,417)	(46,492)	(63,604)
Change in fair value of mortgage servicing rights	27,483	40,691	(5,134)
Net gain on sale of investment securities	(2,406)	(2,358)	(1,772)
Net gain on sale of loans originated as held for investment	(456)	(4,586)	—
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	176	(872)	(337)
Loss on early retirement of long-term debt	—	573	—
Loss on disposal of fixed assets	61	—	—
Net deferred income tax expense (benefit)	16,389	(13,664)	21,076
Share-based compensation expense	1,060	1,516	1,498
Bargain purchase gain	(7,726)	—	—
Origination of loans held for sale	(7,265,622)	(3,795,111)	(4,428,569)
Proceeds from sale of loans originated as held for sale	7,243,990	3,420,142	4,745,651
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(12,151)	25,420	(11,212)
Increase (decrease) in accounts payable and other liabilities	10,002	2,693	(16,999)
Net cash provided by (used in) operating activities	8,311	(348,636)	304,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(247,713)	(60,548)	(317,695)
Proceeds from sale of investment securities	112,259	96,154	127,648
Principal repayments and maturities of investment securities	36,798	24,013	70,962
Proceeds from sale of other real estate owned	6,110	9,138	19,656
Proceeds from sale of loans originated as held for investment	34,111	271,409	86,327
Proceeds from sale of mortgage servicing rights	4,325	39,004	—
Mortgage servicing rights purchased from others	(9)	(19)	(22)
Capital expenditures related to other real estate owned	—	—	(22)
Origination of loans held for investment and principal repayments, net	(476,062)	(443,492)	(447,873)
Purchase of property and equipment	(20,560)	(19,898)	(22,836)
Net cash acquired from acquisitions	132,407	—	23,971
Net cash used in investing activities	(418,334)	(84,239)	(459,884)

	Year Ended December 31,
(in thousands)	2015	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net	$111,906	$231,871	$(27,129)
Proceeds from Federal Home Loan Bank advances	10,618,900	6,704,054	5,847,392
Repayment of Federal Home Loan Bank advances	(10,263,900)	(6,553,054)	(5,659,892)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	82,204	108,308	159,790
Repayment of securities sold under agreements to repurchase	(132,204)	(58,308)	(159,790)
Proceeds from Federal Home Loan Bank stock repurchase	153,657	1,373	1,319
Purchase of Federal Home Loan Bank stock	(158,565)	—	—
Repayment of long-term debt	—	(3,527)	—
Dividends paid	—	(1,628)	—
Proceeds from stock issuance, net	178	130	188
Excess tax benefit related to the exercise of stock options	29	250	2,599
Net cash provided by financing activities	412,205	429,469	164,477
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,182	(3,406)	8,623
CASH AND CASH EQUIVALENTS:
Beginning of year	30,502	33,908	25,285
End of period	$32,684	$30,502	$33,908
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$16,647	$14,271	$28,373
Federal and state income taxes paid, net of refunds	11,328	6,626	6,799
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	4,396	5,556	12,807
Loans transferred from held for investment to held for sale	76,178	310,455	93,567
Loans transferred from held for sale to held for investment	25,668	92,668	—
Ginnie Mae loans recognized with the right to repurchase, net	7,857	6,840	6,360
Receivable from sale of mortgage servicing rights	—	4,244	—
Simplicity acquisition:
Assets acquired, excluding cash acquired	738,279	—	—
Liabilities assumed	718,916	—	—
Bargain purchase gain	7,345	—	—
Common stock issued	$124,214	$—	$—

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the Pacific Northwest, California and Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

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

The Company may have investments in limited partnerships or limited liability companies. The Company generally consolidates entities where it is the general partner or managing member. However, certain entities may provide limited partners or members with the ability to remove the Company as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the limited partners or members have rights to participate in important decisions of the entity. Accordingly, the Company does not consolidate these entities, in which case they are accounted for in accordance with the equity method of accounting. For equity method investments holding real estate acquired in any manner for debts previously contracted with the Company, the investment is included in other real estate owned in the consolidated statements of financial condition and the proportionate share of the entity's net earnings are included in other real estate owned expense in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of a change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $2.4 million at both December 31, 2015 and 2014 is included in accounts receivable and other assets for reinsurance-related reserves.

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

Federal Home Loan Bank Stock

As a borrower from the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of San Francisco ("FHLB"), the Company is required to purchase an amount of FHLB stock based on our outstanding borrowings with the FHLB. This stock is used as collateral to secure the borrowings from the FHLB and is accounted for as a cost-method investment. FHLB stock is reviewed at least quarterly for possible OTTI, which includes an analysis of the FHLB's cash flows, capital needs and long-term viability.

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
All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that are well-secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due. Loans whose repayments are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA") are maintained on accrual status even if 90 days or more past due.
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
TDRs are designated as impaired because interest and principal payments will not be received in accordance with original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR and impaired regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.
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

Loan Loss Measurement

Allowance levels are influenced by loan volumes, loan asset quality ratings ("AQR") migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions. The methodology for evaluating the adequacy of the allowance for loan losses has two basic components: first, an asset-specific component involving the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a formula-based component for estimating probable loan principal losses for all other loans.

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

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for impaired loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third party appraisal is required at least annually. Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. For performing consumer segment loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates semi-annually using automated valuation services. Once the impairment amount is determined an asset-specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

Estimate of Probable Loan Losses

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration.

In determining the allowance for loan losses we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and AQR or delinquency bucket. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency buckets using two-year analysis periods for commercial segments and one-year analysis periods for consumer segments, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

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

Investment in WMS Series LLC

HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), a wholly owned and consolidated subsidiary of the Bank, has an affiliated business arrangement with Windermere Real Estate, WMS Series Limited Liability Company ("WMS LLC"). The Company and Windermere Real Estate each have 50% joint control over the governance of WMS LLC. The operations of WMS LLC, which is subdivided into 30 individual operating series, are recorded using the equity method of accounting. The Company recognizes its proportionate share of the results of operations of WMS LLC as income from WMS Series LLC in noninterest income within the Company's consolidated statements of operations.

The Company has determined that WMS LLC is not a VIE and further does not consolidate WMS LLC under the voting interest model. The 30 individual operating series, which are divisions of WMS LLC that are allocated assets and liabilities and allow certain forms of legal isolation, are not considered to be stand-alone subsidiary legal entities for purposes of applying the consolidation guidance under U.S. GAAP. As a result, the 30 individual operating series are not considered to be VIEs based on the determination that WMS LLC is not a VIE. The investment is reviewed for possible other-than-temporary impairment annually, or more frequently if warranted. The review typically includes an analysis of facts and circumstances of the investment and expectations regarding the investment’s future cash flows. The Company has not recorded other-than-temporary impairment on this investment.

Equity method investment income from WMS LLC was $2.5 million, $1.3 million, and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s investment in WMS LLC was $2.9 million and $3.1 million, which is included in accounts receivable and other assets at December 31, 2015 and 2014, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income/(loss) of $(960) thousand, $(1.2) million, and $(951) thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Income related to WMS LLC, including equity method investment income and contracted services, is classified as income from WMS Series LLC in noninterest income within the consolidated statements of operations.

The Company purchased $616.9 million, $491.3 million and $695.7 million of single family mortgage loans from WMS LLC for the years ended December 31, 2015, 2014 and 2013, respectively. The Company provides a $25.0 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $8.6 million and $7.1 million at December 31, 2015, and 2014, respectively. The highest outstanding balance of the secured line of credit was $13.4 million and $12.4 million during 2015 and 2014, respectively. The line of credit matures July 1, 2016.

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

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2015 or 2014, nor was any goodwill written off due to impairment during 2015, 2014 or 2013.

Trust Preferred Securities

Trust preferred securities allow investors the ability to invest in junior subordinated debentures of the Company, which provide the Company with long-term financing. The transaction begins with the formation of a VIE established as a trust by the Company. This trust issues two classes of securities: common securities, all of which are purchased and held by the Company and recorded in other assets on the consolidated statements of financial position, and trust preferred securities, which are sold to third-party investors. The trust holds subordinated debentures (debt) issued by the Company, which the Company records in long-term debt on the consolidated statement of financial position. The trust finances the purchase the subordinated debentures with the proceeds from the sale of its common and preferred securities.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to federal income tax and also state income taxes in a number of different states. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. Such changes are accounted for in the period of enactment, and are reflected as discrete tax items in the Company’s tax provision.
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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in different jurisdictions. Accounting Standards Codification ("ASC") 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We record unrecognized tax benefits as liabilities in accordance with ASC 740 (including any potential interest and penalties) and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-

designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings. For fair value hedges that are de-designated, the net gain or loss on the underlying transactions being hedged is amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the consolidated statements of operations. As of December 31, 2015, the Company had no derivatives that were designated as fair value hedges or cash flow hedges.

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

The Company typically sells loans servicing retained in either a pooled loan securitization transaction with a GSE, a whole loan sale to a GSE, or a whole loan sale to market participants such as other financial institutions, who purchase the loans for investment purposes or include them in a private label securitization transaction, or the loans are pooled and sold into a conforming loan securitization with a government-sponsored enterprise (“GSE”), provided loan origination parameters conform to GSE guidelines. Substantially all of the Company’s loan sales are pooled loan securitization transactions with GSEs. These conforming loan securitizations are guaranteed by GSEs, such as Fannie Mae, Ginnie Mae and Freddie Mac.

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

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding, plus the effect of common stock equivalents (for example, stock options and unvested restricted stock). Stock options issued under stock-based compensation plans that have an antidilutive effect and shares of restricted stock whose vesting is contingent upon conditions that have not been satisfied at the end of the period are excluded from the computation of diluted EPS. Weighted average common shares outstanding include shares held by the HomeStreet, Inc. 401(k) Savings Plan.

Business Segments

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed by the Company's chief operating decision maker for the purpose of allocating resources and evaluating the performance of the Company's businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management's view of the Company's operations. See Note 19, Business Segments.

Recent Accounting Developments

On February 25 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company's consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company will adopt this ASU for the first interim period beginning after December 15, 2017. The Company does not expect the ASU to have an impact on the consolidated financial statements as the Company does not currently hold any equity investments.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On February 1, 2016, the Company completed its acquisition of Orange County Business Bank ("OCBB") located in Irvine, California. Also on February 1, 2016, OCBB was merged with and into HomeStreet Bank. The purchase price of this acquisition was $55.9 million. OCBB shareholders as of the effective time received merger consideration equal to 0.5206 shares of HomeStreet common stock, and $1.1641 in cash upon the surrender of their OCBB shares, which resulted in the issuance of 2,459,486 shares of HomeStreet common stock. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment. Adding Orange County Business Bank’s branch brings HomeStreet’s Southern California retail deposit branch network to eight locations.

On December 11, 2015, the Company acquired a former AmericanWest Bank retail deposit branch and certain related assets located in Dayton, Washington. This acquisition increases HomeStreet’s network of branches in eastern Washington to a total of five retail deposit branches. The Company purchased the branch from Banner Bank, which had recently acquired AmericanWest Bank. The purchase resulted in a bargain purchase gain of $381 thousand.

Simplicity Acquisition

On March 1, 2015, the Company completed its acquisition of Simplicity Bancorp, Inc., a Maryland corporation (“Simplicity”) and Simplicity’s wholly owned subsidiary, Simplicity Bank. Simplicity’s principal business activities prior to the merger were attracting retail deposits from the general public, originating or purchasing loans, primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in Southern California and, to a lesser extent, commercial real estate, automobile and other consumer loans; and the origination and sale of fixed-rate, conforming, one-to-four family residential real estate loans in the secondary market, usually with servicing retained. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment by expanding the business of the former Simplicity branches by offering additional banking and lending products to former Simplicity customers as well as new customers. The acquisition was accomplished by the merger of Simplicity with and into HomeStreet, Inc. with HomeStreet, Inc. as the surviving corporation, followed by the merger of Simplicity Bank with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The results of operations of Simplicity are included in the consolidated results of operations from the date of acquisition.

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

A summary of the consideration paid, the assets acquired and liabilities assumed in the merger are presented below:

(in thousands)	March 1, 2015

Fair value consideration paid to Simplicity shareholders:
Cash paid (79,399 stock options, consideration based on intrinsic value at a calculated price of $17.53)		$471
Fair value of common shares issued (7,180,005 shares at $17.30 per share)		124,214
Total purchase price		$124,685
Fair value of assets acquired:
Cash and cash equivalents	112,667
Investment securities	26,845
Acquired loans	664,148
Mortgage servicing rights	980
Federal Home Loan Bank stock	5,520
Premises and equipment	2,966
Bank-owned life insurance	14,501
Core deposit intangibles	7,450
Accounts receivable and other assets	15,869
Total assets acquired	850,946

Fair value of liabilities assumed:
Deposits	651,202
Federal Home Loan Bank advances	65,855
Accounts payable and accrued expenses	1,859
Total liabilities assumed	718,916
Net assets acquired		$132,030
Bargain purchase (gain)		$(7,345)

The application of the acquisition method of accounting resulted in a bargain purchase gain of $7.3 million which was reported as a component of noninterest income on our consolidated statements of operations. A substantial portion of the assets acquired from Simplicity were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the Simplicity acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired. In addition, the Company believes it was able to acquire Simplicity for less than the fair value of its net assets due to Simplicity’s stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The Company negotiated a purchase price per share for Simplicity that was above the prevailing stock price thereby representing a premium to the shareholders. The stock consideration transferred was based on a 1:1 stock conversion ratio. The price of the Company’s shares declined between the time the deal was announced and when it closed which also attributed to the bargain purchase gain. The acquisition of Simplicity by the Company was approved by Simplicity’s shareholders. For tax purposes, the bargain purchase gain is a non-taxable event.

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015 through the period ended December 31, 2015. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.

The following table provides a breakout of Simplicity merger-related expense for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014

Noninterest expense
Salaries and related costs	$7,669	$23
General and administrative	1,256	179
Legal	530	245
Consulting	5,539	388
Occupancy	335	4
Information services	481	50
Total noninterest expense	$15,810	$889

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

	Year Ended December 31,
(in thousands, except share data)	2015	2014

Net interest income	$152,828	$129,975
Provision (reversal of provision) for credit losses	6,100	(2,150)
Total noninterest income	274,652	198,489
Total noninterest expense	358,931	293,399

Net income	$43,997	$27,621

Basic income per share	$2.00	$1.27
Diluted income per share	$1.98	$1.26
Basic weighted average number of shares outstanding	22,038,157	21,714,874
Diluted weighted average number of shares outstanding	22,230,119	21,901,347

NOTE 3–REGULATORY CAPITAL REQUIREMENTS:

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
Failure to meet minimum capital requirements could initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2015 the Bank's capital ratios meet the regulatory capital category of “well capitalized” as defined by the Rules.

The Bank’s and the Company's capital amounts and ratios under Basel III are included in the following table:

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	455,101	13.04	157,074	4.5	226,885	6.5
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04	209,432	6.0	279,243	8.0
Total risk-based capital (to risk-weighted assets)	$485,761	13.92%	$279,243	8.0%	$349,054	10.0%

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	423,005	10.52	180,912	4.5	261,317	6.5
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94	241,216	6.0	321,621	8.0
Total risk-based capital (to risk-weighted assets)	$510,697	12.70%	$321,621	8.0%	$402,026	10.0%

The Bank’s capital amounts and ratios at December 31, 2014 under Basel I are included in the following table. On January 1, 2015, the Company and the Bank became subject to Basel III capital standards. Regulatory capital ratios under Basel I may not be comparative to capital ratios under Basel III.

	At December 31, 2014
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10	97,404	4.0	146,106	6.0
Total risk-based capital (to risk-weighted assets)	$341,534	14.03%	$194,808	8.0%	$243,511	10.0%

At periodic intervals, the FDIC and the WDFI routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$69,342	$19	$(1,260)	$68,101
Commercial	18,142	14	(305)	17,851
Municipal bonds	168,722	3,460	(313)	171,869
Collateralized mortgage obligations:
Residential	86,167	32	(1,702)	84,497
Commercial	80,190	43	(1,100)	79,133
Corporate debt securities	81,280	125	(2,669)	78,736
U.S. Treasury securities	41,047	—	(83)	40,964
	$544,890	$3,693	$(7,432)	$541,151

	At December 31, 2014
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$107,624	$509	$(853)	$107,280
Commercial	13,030	641	—	13,671
Municipal bonds	119,744	2,847	(257)	122,334
Collateralized mortgage obligations:
Residential	44,254	161	(1,249)	43,166
Commercial	20,775	—	(289)	20,486
Corporate debt securities	80,214	296	(1,110)	79,400
U.S. Treasury securities	40,976	13	—	40,989
	$426,617	$4,467	$(3,758)	$427,326

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2015 and 2014, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2015 and 2014, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(572)	$36,477	$(688)	$21,119	$(1,260)	$57,596
Commercial	(305)	16,072	—	—	(305)	16,072
Municipal bonds	(211)	21,302	(101)	5,839	(312)	27,141
Collateralized mortgage obligations:
Residential	(673)	50,490	(1,029)	26,028	(1,702)	76,518
Commercial	(986)	60,812	(115)	4,348	(1,101)	65,160
Corporate debt securities	(1,142)	36,953	(1,527)	27,405	(2,669)	64,358
U.S. Treasury securities	(83)	40,964	—	—	(83)	40,964
	$(3,972)	$263,070	$(3,460)	$84,739	$(7,432)	$347,809

	At December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$—	$—	$(853)	$57,242	$(853)	$57,242
Municipal bonds	(11)	2,339	(246)	17,155	(257)	19,494
Collateralized mortgage obligations:
Residential	—	—	(1,249)	31,021	(1,249)	31,021
Commercial	(29)	5,037	(260)	15,449	(289)	20,486
Corporate debt securities	(56)	13,140	(1,054)	40,997	(1,110)	54,137
	$(96)	$20,516	$(3,662)	$161,864	$(3,758)	$182,380

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2015 and 2014. In addition, as of December 31, 2015 and 2014, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At December 31, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$4	0.39%	$3,176	1.63%	$64,921	1.88%	$68,101	1.87%
Commercial	—	—	—	—	17,851	2.20	—	—	17,851	2.20
Municipal bonds	510	2.09	8,828	3.33	31,806	3.16	130,725	3.99	171,869	3.79
Collateralized mortgage obligations:
Residential	—	—	—	—	153	0.92	84,344	1.74	84,497	1.74
Commercial	—	—	5,354	1.87	56,506	2.29	17,273	1.87	79,133	2.17
Corporate debt securities	—	—	10,413	2.70	38,291	3.20	30,032	3.64	78,736	3.31
U.S. Treasury securities	39,971	0.39	993	0.63	—	—	—	—	40,964	0.40
Total available for sale	$40,481	0.41%	$25,592	2.65%	$147,783	2.69%	$327,295	2.83%	$541,151	2.60%

	At December 31, 2014
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,949	1.72%	$100,331	1.75%	$107,280	1.75%
Commercial	—	—	—	—	—	—	13,671	4.75	13,671	4.75
Municipal bonds	—	—	604	4.10	23,465	3.55	98,265	4.21	122,334	4.09
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	43,166	1.84	43,166	1.84
Commercial	—	—	—	—	9,776	1.96	10,710	1.99	20,486	1.97
Corporate debt securities	—	—	9,000	2.21	38,487	3.35	31,913	3.73	79,400	3.37
U.S. Treasury securities	25,998	0.28	14,991	0.46	—	—	—	—	40,989	0.35
Total available for sale	$25,998	0.28%	$24,595	1.19%	$78,677	3.09%	$298,056	2.92%	$427,326	2.69%

Sales of investment securities available for sale were as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Proceeds	$112,259	$96,154	$127,648
Gross gains	2,571	2,560	2,089
Gross losses	(165)	(201)	(315)

There were $101.3 million and $44.3 million in investment securities pledged to secure advances from the FHLB at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, there were $21.4 million and $33.4 million, respectively, of securities pledged to secure derivatives in a liability position.

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at December 31, 2015 and 2014.

Tax-exempt interest income on securities available for sale totaling $3.6 million, $3.4 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2015		2014

Consumer loans
Single family	$1,203,180	(1)	$896,665
Home equity and other	256,373		135,598
	1,459,553		1,032,263
Commercial loans
Commercial real estate	600,703		523,464
Multifamily	426,557		55,088
Construction/land development	583,160		367,934
Commercial business	154,262		147,449
	1,764,682		1,093,935
	3,224,235		2,126,198
Net deferred loan fees and costs	(2,237)		(5,048)
	3,221,998		2,121,150
Allowance for loan losses	(29,278)		(22,021)
	$3,192,720		$2,099,129

(1)
Includes $21.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.73 billion and $1.06 billion at December 31, 2015 and 2014, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $572.0 million and $487.2 million at December 31, 2015 and 2014, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

It is the Company’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2015 and 2014 with respect to such aggregate loans to these related parties and their associates:

	Year Ended December 31,
(in thousands)	2015	2014

Beginning balance, January 1	$5,500	$9,738
New loans	181	—
Principal repayments and advances, net	(1,170)	(4,238)
Ending balance, December 31	$4,511	$5,500

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2015, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 18.0%, 14.7% and 11.3% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.6% of the total portfolio. At December 31, 2014 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 28.0% and 20.7% and 13.7% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2015. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Allowance for credit losses (roll-forward):
Beginning balance	$22,524	$24,089	$27,751
Provision (reversal of provision) for credit losses	6,100	(1,000)	900
(Charge-offs), net of recoveries	2,035	(565)	(4,562)
Ending balance	$30,659	$22,524	$24,089
Components:
Allowance for loan losses	$29,278	$22,021	$23,908
Allowance for unfunded commitments	1,381	503	181
Allowance for credit losses	$30,659	$22,524	$24,089

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$(284)	$623	$(844)	$8,942
Home equity and other	3,322	(601)	288	1,611	4,620
	12,769	(885)	911	767	13,562
Commercial loans
Commercial real estate	3,846	(16)	—	1,017	4,847
Multifamily	673	(149)	149	521	1,194
Construction/land development	3,818	—	2,193	3,260	9,271
Commercial business	1,418	(329)	161	535	1,785
	9,755	(494)	2,503	5,333	17,097
Total allowance for credit losses	$22,524	$(1,379)	$3,414	$6,100	$30,659

	Year Ended December 31, 2014
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$11,990	$(907)	$139	$(1,775)	$9,447
Home equity and other	3,987	(953)	566	(278)	3,322
	15,977	(1,860)	705	(2,053)	12,769
Commercial loans
Commercial real estate	4,012	(52)	493	(607)	3,846
Multifamily	942	—	—	(269)	673
Construction/land development	1,414	—	516	1,888	3,818
Commercial business	1,744	(596)	229	41	1,418
	8,112	(648)	1,238	1,053	9,755
Total allowance for credit losses	$24,089	$(2,508)	$1,943	$(1,000)	$22,524

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2015
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,723	$219	$8,942	$1,101,891	$79,745	$1,181,636
Home equity and other	4,545	75	4,620	254,762	1,611	256,373
	13,268	294	13,562	1,356,653	81,356	1,438,009
Commercial loans
Commercial real estate	4,847	—	4,847	597,571	3,132	600,703
Multifamily	1,194	—	1,194	423,424	3,133	426,557
Construction/land development	9,271	—	9,271	579,446	3,714	583,160
Commercial business	1,512	273	1,785	151,924	2,338	154,262
	16,824	273	17,097	1,752,365	12,317	1,764,682
Total loans evaluated for impairment	30,092	567	30,659	3,109,018	93,673	3,202,691
Loans held for investment carried at fair value						21,544	(1)
Total loans held for investment	$30,092	$567	$30,659	$3,109,018	$93,673	$3,224,235

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

	At December 31, 2014
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,743	$704	$9,447	$818,783	$77,882	$896,665
Home equity and other	3,165	157	3,322	132,937	2,661	135,598
	11,908	861	12,769	951,720	80,543	1,032,263
Commercial loans
Commercial real estate	3,806	40	3,846	496,685	26,779	523,464
Multifamily	312	361	673	52,011	3,077	55,088
Construction/land development	3,818	—	3,818	362,487	5,447	367,934
Commercial business	974	444	1,418	144,071	3,378	147,449
	8,910	845	9,755	1,055,254	38,681	1,093,935
Total	$20,818	$1,706	$22,524	$2,006,974	$119,224	$2,126,198

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$78,240	$80,486	$—
Home equity and other	955	1,033	—
	79,195	81,519	—
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	1,373	1,475	—
	11,352	12,539	—
	$90,547	$94,058	$—
With an allowance recorded:
Consumer loans
Single family	$1,505	$1,618	$219
Home equity and other	656	656	75
	2,161	2,274	294
Commercial loans
Commercial business	965	1,019	273
	965	1,019	273
	$3,126	$3,293	$567
Total:
Consumer loans
Single family(3)	$79,745	$82,104	$219
Home equity and other	1,611	1,689	75
	81,356	83,793	294
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	2,338	2,494	273
	12,317	13,558	273
Total impaired loans	$93,673	$97,351	$567

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.7 million in performing TDRs.

	At December 31, 2014
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$48,104	$50,787	$—
Home equity and other	1,824	1,850	—
	49,928	52,637	—
Commercial loans
Commercial real estate	25,540	27,205	—
Multifamily	508	508	—
Construction/land development	5,447	14,532	—
Commercial business	1,302	3,782	—
	32,797	46,027	—
	$82,725	$98,664	$—
With an allowance recorded:
Consumer loans
Single family	$29,778	$29,891	$704
Home equity and other	837	837	157
	30,615	30,728	861
Commercial loans
Commercial real estate	1,239	1,399	40
Multifamily	2,569	2,747	361
Commercial business	2,076	2,204	444
	5,884	6,350	845
	$36,499	$37,078	$1,706
Total:
Consumer loans
Single family(3)	$77,882	$80,678	$704
Home equity and other	2,661	2,687	157
	80,543	83,365	861
Commercial loans
Commercial real estate	26,779	28,604	40
Multifamily	3,077	3,255	361
Construction/land development	5,447	14,532	—
Commercial business	3,378	5,986	444
	38,681	52,377	845
Total impaired loans	$119,224	$135,742	$1,706

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.6 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Year Ended December 31,
(in thousands)	2015	2014

Consumer loans
Single family	$78,824	$73,683
Home equity and other	1,922	2,528
	80,746	76,211
Commercial loans
Commercial real estate	14,416	30,364
Multifamily	4,035	3,112
Construction/land development	4,535	5,723
Commercial business	4,431	3,381
	27,417	42,580
	$108,163	$118,791

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

•
Modest underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt as structured. Depth of support for interest carry provided by owner/guarantors may mitigate and provide for improved rating.

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At December 31, 2015
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,165,990	(1)	$7,933	$16,439	$12,818	$1,203,180
Home equity and other	253,912		381	478	1,602	256,373
	1,419,902		8,314	16,917	14,420	1,459,553
Commercial loans
Commercial real estate	535,903		55,058	7,067	2,675	600,703
Multifamily	403,604		20,738	1,657	558	426,557
Construction/land development	552,819		25,520	4,407	414	583,160
Commercial business	120,969		30,300	1,731	1,262	154,262
	1,613,295		131,616	14,862	4,909	1,764,682
	$3,033,197		$139,930	$31,779	$19,329	$3,224,235

(1)
Includes $21.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of December 31, 2015 and 2014, none of the Company's loans were rated Doubtful or Loss.

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

The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At December 31, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$7,098	$3,537	$48,714	$59,349	$1,143,831	(1)	$1,203,180	$36,595	(2)
Home equity and other	1,095	398	1,576	3,069	253,304		256,373	—
	8,193	3,935	50,290	62,418	1,397,135		1,459,553	36,595
Commercial loans
Commercial real estate	233	—	2,341	2,574	598,129		600,703	—
Multifamily	—	—	119	119	426,438		426,557	—
Construction/land development	77	—	339	416	582,744		583,160	—
Commercial business	—	—	692	692	153,570		154,262	17
	310	—	3,491	3,801	1,760,881		1,764,682	17
	$8,503	$3,935	$53,781	$66,219	$3,158,016		$3,224,235	$36,612

	At December 31, 2014
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$7,832	$2,452	$43,105	$53,389	$843,276	$896,665	$34,737	(2)
Home equity and other	371	81	1,526	1,978	133,620	135,598	—
	8,203	2,533	44,631	55,367	976,896	1,032,263	34,737
Commercial loans
Commercial real estate	—	—	4,843	4,843	518,621	523,464	—
Multifamily	—	—	—	—	55,088	55,088	—
Construction/land development	—	1,261	—	1,261	366,673	367,934	—
Commercial business	611	3	1,527	2,141	145,308	147,449	250
	611	1,264	6,370	8,245	1,085,690	1,093,935	250
	$8,814	$3,797	$51,001	$63,612	$2,062,586	$2,126,198	$34,987

(1)
Includes $21.5 million of loans at December 31, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2015
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,191,061	(1)	$12,119	$1,203,180
Home equity and other	254,797		1,576	256,373
	1,445,858		13,695	1,459,553
Commercial loans
Commercial real estate	598,362		2,341	600,703
Multifamily	426,438		119	426,557
Construction/land development	582,821		339	583,160
Commercial business	153,588		674	154,262
	1,761,209		3,473	1,764,682
	$3,207,067		$17,168	$3,224,235

(1)
Includes $21.5 million of loans at December 31, 2015 where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

	At December 31, 2014
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family	$888,297	$8,368	$896,665
Home equity and other	134,072	1,526	135,598
	1,022,369	9,894	1,032,263
Commercial loans
Commercial real estate	518,621	4,843	523,464
Multifamily	55,088	—	55,088
Construction/land development	367,934	—	367,934
Commercial business	146,172	1,277	147,449
	1,087,815	6,120	1,093,935
	$2,110,184	$16,014	$2,126,198

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	47	$10,167	$—
Home equity and other
	Interest rate reduction	2	130	—
Total consumer
	Interest rate reduction	49	10,297	—
		49	10,297	—

Commercial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial
	Interest rate reduction	2	482	—
		2	482	—
Total loans
	Interest rate reduction	51	10,779	—
		51	$10,779	$—

	Year Ended December 31, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	62	$12,012	$—
	Payment restructure	10	1,991	—
Home equity and other
	Interest rate reduction	3	430	—
	Payment restructure	1	58	—
Total consumer
	Interest rate reduction	65	12,442	—
	Payment restructure	11	2,049	—
		76	14,491	—
Commercial loans
Commercial real estate
	Interest rate reduction	1	1,181	—
	Payment restructure	3	4,248	—
Commercial business
	Interest rate reduction	2	117	—
	Payment restructure	3	1,270	—
	Forgiveness of principal	2	599	554
Total commercial
	Interest rate reduction	3	1,298	—
	Payment restructure	6	5,518	—
	Forgiveness of principal	2	599	554
		11	7,415	554
Total loans
	Interest rate reduction	68	13,740	—
	Payment restructure	17	7,567	—
	Forgiveness of principal	2	599	554
		87	$21,906	$554

	December 31, 2013
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	104	$22,605	$—
Home equity and other
	Interest rate reduction	9	571	—
Total consumer
	Interest rate reduction	113	23,176	—
		113	23,176	—
Total loans
	Interest rate reduction	113	23,176	—
		113	$23,176	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2015 and 2014, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Year Ended December 31,
	2015		2014
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	10	$2,270	7	$1,010
Home equity and other	1	68	1	190
	11	2,338	8	1,200
	11	$2,338	8	$1,200

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2015	2014

Single family	$302	$1,613
Commercial real estate	4,332	2,062
Construction/land development	4,661	7,076
	9,295	10,751
Valuation allowance	(1,764)	(1,303)
	$7,531	$9,448

Activity in other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2015	2014

Beginning balance	$9,448	$12,911
Additions	4,448	4,130
Loss provisions	(695)	(69)
Reductions related to sales	(5,670)	(7,524)
Ending balance	$7,531	$9,448

Activity in the valuation allowance for other real estate owned was as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Beginning balance	$1,303	$1,697	$14,965
Loss provisions	695	69	603
(Charge-offs), net of recoveries	(234)	(463)	(13,871)
Ending balance	$1,764	$1,303	$1,697

The components of the net cost of operation and sale of other real estate owned are as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Maintenance costs	$453	$436	$840
Loss provisions	695	69	603
Net gain on sales	(447)	(890)	(722)
Gain on transfer	—	—	(119)
Net operating income (loss)	(41)	(85)	1,209
Net cost of operation and sale of other real estate owned	$660	$(470)	$1,811

At December 31, 2015, we had concentrations within the state of Washington, primarily in Pierce and Thurston Counties, representing 97.9% of the total balance of other real estate owned. At December 31, 2014, we had concentrations within the state of Washington, primarily in Thurston County, representing 88.5% of the total balance of other real estate owned.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	December 31,
(in thousands)	2015	2014

Furniture and equipment	$58,856	$59,425
Leasehold improvements	36,602	22,516
Land and buildings	8,767	985
	104,225	82,926
Less: accumulated depreciation	(40,487)	(37,675)
	$63,738	$45,251

Depreciation expense for the years ended December 31, 2015, 2014, and 2013, was $10.9 million, $7.4 million, and $4.6 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2015	2014

Noninterest-bearing accounts	$643,028	$470,663
NOW accounts, 0.00% to 1.00% at December 31, 2015 and 0.00% to 1.00% at December 31, 2014	408,477	272,390
Statement savings accounts, due on demand, 0.00% to 1.00% at December 31, 2015 and 0.00% to 1.99% at December 31, 2014	292,092	200,638
Money market accounts, due on demand, 0.00% to 1.45% at December 31, 2015 and 0.00% to 1.45% at December 31, 2014	1,155,464	1,007,214
Certificates of deposit, 0.05% to 3.80% at December 31, 2015 and 0.05% to 3.80% at December 31, 2014	732,892	494,525
	$3,231,953	$2,445,430

There were $2.7 million and $2.2 million in public funds included in deposits at December 31, 2015 and 2014, respectively.

Interest expense on deposits was as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

NOW accounts	$1,773	$1,122	$924
Statement savings accounts	1,032	929	546
Money market accounts	4,945	4,362	3,899
Certificates of deposit	4,051	3,018	5,047
	$11,801	$9,431	$10,416

The weighted-average interest rates on certificates of deposit at December 31, 2015, 2014 and 2013 were 0.96%, 0.60% and 0.71% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At December 31, 2015

Within one year	$544,855
One to two years	124,420
Two to three years	21,242
Three to four years	28,581
Four to five years	13,794
$732,892

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2015 and 2014 was $290.1 million and $188.7 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2015 and 2014 was $81.7 million and $30.2 million, respectively. There were $120.3 million and $176.1 million of brokered deposits at December 31, 2015 and 2014, respectively.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER BORROWINGS:

Federal Home Loan Bank

The Company borrows funds through advances from the FHLB. FHLB advances totaled $1.02 billion and $597.6 million as of December 31, 2015, and 2014, respectively.

Weighted-average interest rates on the advances were 0.64%, 0.41%, and 0.43% at December 31, 2015, 2014 and 2013, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 35.0% of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $320.4 million as of December 31, 2015. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2015
(in thousands)	Advances outstanding	Weighted-average interest rate

2016	$962,159	0.52%
2017	10,002	1.31
2018	30,408	2.20
2019	10,000	4.27
2020 and thereafter	5,590	5.31
	$1,018,159	0.64%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2015 and 2014, the Company held $44.3 million and $33.9 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is not an other-than-temporary impairment of the FHLB stock investment as of December 31, 2015, or 2014.

Federal Reserve Bank of San Francisco

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco (“FRBSF”). At December 31, 2015 and 2014, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $382.1 million at December 31, 2015. The FRBSF is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. At December 31, 2015, we had no balance of federal funds purchased and securities sold under agreements to repurchase. At December 31, 2014, we had $50.0 million in federal funds purchased and no balance of securities sold under agreements to repurchase.

NOTE 10–LONG-TERM DEBT:

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $61.9 million that remains outstanding at December 31, 2015. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

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

NOTE 11–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or MSRs, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments.

The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at December 31, 2015 or 2014. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 4, Investment Securities for further information on securities collateral pledged. At December 31, 2015 and 2014, the Company did not hold any collateral received from counterparties under derivative transactions.

The Company’s derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies.

The notional amounts and fair values for derivatives consist of the following.

	At December 31, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,069,102	$1,885	$(1,496)
Interest rate lock commitments	594,360	17,719	(8)
Interest rate swaps	1,109,350	8,670	(4,007)
Total derivatives before netting	$2,772,812	28,274	(5,511)
Netting adjustment/Cash collateral (1)		8,971	5,411
Carrying value on consolidated statements of financial condition		$37,245	$(100)

(1)
Includes cash collateral of $14.4 million at December 31, 2015, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

	At December 31, 2014
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$934,986	$1,071	$(5,658)
Interest rate swaptions	15,000	—	—
Interest rate lock commitments	392,687	11,939	(6)
Interest rate swaps	610,150	11,689	(972)
Total derivatives before netting	$1,952,823	24,699	(6,636)
Netting adjustment (1)		(5,858)	5,858
Carrying value on consolidated statements of financial condition		$18,841	$(778)

(1)
Excludes cash collateral of $20.4 million at December 31, 2014 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At December 31, 2015
(in thousands)	Gross fair value	Netting adjustments/Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,274	$8,971	$37,245	$—	$37,245

Derivative liabilities	$(5,511)	$5,411	$(100)	$5	$(95)

(1)
Includes cash collateral of $14.4 million at December 31, 2015, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

	At December 31, 2014
(in thousands)	Gross fair value	Netting adjustments	Carrying value	Cash collateral paid (1)	Securities pledged	Net amount

Derivative assets	$24,699	$(5,858)	$18,841	$—	$—	$18,841

Derivative liabilities	$(6,636)	$5,858	$(778)	$—	$762	$(16)

(1)
Excludes cash collateral of $20.4 million at December 31, 2014, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security. These amounts were not netted against the derivative receivables and payables, because, at an individual counterparty level, the collateral exceeded the fair value exposure at December 31, 2014.

Free-standing derivatives are used for fair value interest rate risk management purposes and do not qualify for hedge accounting treatment, referred to as economic hedges. Economic hedges are used to hedge against adverse changes in fair value of single family mortgage servicing rights (“single family MSRs”), interest rate lock commitments (“IRLCs”) for single family mortgage loans that the Company intends to sell, and single family mortgage loans held for sale.

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

The free-standing derivatives used as economic hedges for IRLCs and single family mortgage loans held for sale are forward sales commitments on mortgage-backed securities and option contracts. IRLCs, single family mortgage loans held for sale, and the free-standing derivatives (“economic hedges”) are carried at fair value with changes in fair value included in net gain on mortgage loan origination and sale activities.
The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$2,080	$(17,258)	$12,904
Mortgage servicing income (2)	11,709	39,727	(20,432)
	$13,789	$22,469	$(7,528)

(1)	Comprised of IRLCs and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2015		2014

Single family	$632,273	(1)	$610,350
Multifamily	11,076		10,885
Other	6,814		—
Total loans held for sale	$650,163		$621,235

(1)	Includes $3.4 million in SBA loans held for sale at December 31, 2015.

Loans sold consisted of the following.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Single family	$7,038,635	$3,979,398	$4,733,473
Multifamily	204,744	141,859	104,016
Other	29,313	—	—
Total loans sold	$7,272,692	$4,121,257	$4,837,489

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2015	2014		2013

Single family:
Servicing value and secondary market gains(1)	$205,513	$109,063		$128,391
Loan origination and funding fees	22,221	25,572		30,051
Total single family	227,734	134,635		158,442
Multifamily	7,125	4,723		5,306
Other	1,529	4,764	(2)	964
Total net gain on mortgage loan origination and sale activities	$236,388	$144,122		$164,712

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

The composition of loans serviced for others is presented below at the unpaid principal balance.

	At December 31,
(in thousands)	2015	2014

Single family
U.S. government and agency	$14,628,596	$10,630,864
Other	719,215	585,344
	15,347,811	11,216,208
Commercial
Multifamily	924,367	752,640
Other	79,513	82,354
	1,003,880	834,994
Total loans serviced for others	$16,351,691	$12,051,202

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Year Ended December 31,
(in thousands)	2015	2014

Balance, beginning of period	$1,956	$1,260
Additions (1)	2,764	1,430
Realized losses (2)	(1,798)	(734)
Balance, end of period	$2,922	$1,956

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

Advances are made to Ginnie Mae mortgage pools for delinquent loan payments. We also fund foreclosure costs and we repurchase loans from Ginnie Mae mortgage pools prior to recovery of guaranteed amounts. Ginnie Mae advances of $9.6 million and $7.8 million were recorded in other assets as of December 31, 2015 and 2014, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2015 and 2014, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $29.0 million and $21.2 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Servicing income, net:
Servicing fees and other	$42,197	$37,818	$34,173
Changes in fair value of single family MSRs due to modeled amortization (1)	(34,038)	(26,112)	(24,321)
Amortization of multifamily MSRs	(1,992)	(1,712)	(1,803)
	6,167	9,994	8,049
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	6,555	(15,629)	$29,456
Net gain from derivatives economically hedging MSR	11,709	39,727	(20,432)
	18,264	24,098	9,024
Mortgage servicing income	$24,431	$34,092	$17,073

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Year Ended December 31,
(rates per annum) (1)	2015	2014	2013

Constant prepayment rate ("CPR") (2)	14.95%	13.30%	9.28%
Discount rate (3)	10.29%	10.50%	10.25%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At December 31, 2015

Fair value of single family MSR	$156,604
Expected weighted-average life (in years)	5.21
Constant prepayment rate (1)	15.30%
Impact on 25 basis points adverse change	$(12,130)
Impact on 50 basis points adverse change	$(25,352)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(4,939)
Impact on fair value of 200 basis points increase	$(9,519)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and subject to key assumptions of the underlying valuation model. As the table above demonstrates, the Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The changes in single family MSRs measured at fair value are as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Beginning balance	$112,439	$153,128	$87,396
Additions and amortization:
Originations	70,659	43,231	60,576
Purchases	989	19	21
Sale of single family MSRs	—	(43,248)	—
Changes due to modeled amortization(1)	(34,038)	(26,112)	(24,321)
Net additions and amortization	37,610	(26,110)	36,276
Changes in fair value due to changes in model inputs and/or assumptions (2)	6,555	(14,579)	29,456
Ending balance	$156,604	$112,439	$153,128

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Beginning balance	$10,885	$9,335	$8,097
Origination	5,758	3,260	3,027
Amortization	(1,992)	(1,710)	(1,789)
Ending balance	$14,651	$10,885	$9,335

At December 31, 2015, the expected weighted-average life of the Company’s multifamily MSRs was 9.83 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2015

2016	$2,208
2017	2,086
2018	1,930
2019	1,823
2020	1,691
2021 and thereafter	4,913
Carrying value of multifamily MSR	$14,651

The projected amortization expense of multifamily MSRs is an estimate and subject to key assumptions of the underlying valuation model. The amortization expense for future periods was calculated by applying the same quantitative factors, such as actual MSR prepayment experience and discount rates, which were used to determine amortization expense. These factors are inherently subject to significant fluctuations, primarily due to the effect that changes in interest rates may have on expected loan prepayment experience. Accordingly, any projection of MSR amortization in future periods is limited by the conditions that existed at the time the calculations were performed and may not be indicative of actual amortization expense that will be recorded in future periods.

NOTE 13–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2015 and 2014 was $52.9 million and $72.0 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $456.4 million and $379.4 million at December 31, 2015 and 2014, respectively. Unused home equity and commercial banking funding lines totaled $216.5 million and $149.4 million at December 31, 2015 and 2014, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.4 million and $503 thousand at December 31, 2015 and 2014, respectively.

The Company is obligated under non-cancelable leases for office space. Generally, the office leases also contain five-year renewal and space options. Rental expense under non-cancelable operating leases totaled $20.1 million, $15.3 million, and $11.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2015

2016	$19,486
2017	18,987
2018	17,328
2019	14,530
2020	12,071
2021 and thereafter	55,073
$137,475

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2015 and 2014, the total unpaid principal balance of loans sold under this program was $924.4 million and $752.6 million, respectively. The Company’s reserve liability related to this arrangement totaled $3.0 million and $2.3 million at December 31, 2015 and 2014, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2015, 2014 and 2013.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans into Ginnie Mae, Fannie Mae and Freddie Mac guaranteed mortgage-backed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

These obligations expose the Company to mark-to-market and credit losses on the repurchased mortgage loans after accounting for any mortgage insurance that we may receive. Generally, the maximum amount of future payments the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses.

The Company does not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against losses. The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company.  In general, once an FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA residential mortgage loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $15.43 billion and $11.30 billion as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.9 million and $2.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2015, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of December 31, 2015.

NOTE 14–INCOME TAXES:

Income tax expense (benefit) consisted of following:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Current (benefit) expense	$(801)	$24,490	$(21,166)
Deferred expense (benefit)	15,903	(14,247)	32,151
Tax credit investment amortization	486	813	—
Total income tax expense	$15,588	$11,056	$10,985

Income tax expense differed from amounts computed at the federal income tax statutory rate as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Income taxes at statutory rate	$19,917	$11,660	$12,178
Tax-exempt interest	(1,307)	(1,265)	(1,452)
State income tax expense net of federal tax benefit	715	221	148
Reversal of deferred tax consequences on historical AFS	(1,107)	—	—
Valuation allowance	—	—	—
Tax credits	(903)	(717)	(293)
Low Income Housing Tax Credit Partnerships	658	617	—
Change in state rate	722	248	—
Bargain purchase gain	(2,704)	—	—
Other, net	(403)	292	404
Total income tax expense	$15,588	$11,056	$10,985

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following:

	At December 31,
(in thousands)	2015	2014

Deferred tax assets:
Provision for loan losses	$15,843	$11,890
Federal and state net operating loss carryforwards	4,979	10,044
Section 382 built-in loss limitation	—	5,291
Other real estate owned	656	468
Accrued liabilities	3,524	2,199
Other investments	319	330
Leases	1,976	1,153
Unrealized loss on investment securities available for sale	1,304	—
Tax credits	1,178	3,358
Stock options	999	902
Loan valuation	5,752	497
Other, net	2,753	236
	39,283	36,368
Valuation allowance	—	—
	39,283	36,368
Deferred tax liabilities:
Mortgage servicing rights	(48,540)	(34,030)
Unrealized gain on investment securities available for sale	—	(252)
FHLB dividends	(190)	(4,348)
Deferred loan fees and costs	(2,108)	(1,943)
Premises and equipment	(5,282)	(1,865)
Other intangibles - core deposit intangible	(2,829)	(700)
Other, net	(190)	(242)
	(59,139)	(43,380)
Net deferred tax liability	$(19,856)	$(7,012)

The Company currently has a net deferred tax liability. This net deferred tax liability is included in accounts payable and other liabilities on the consolidated statements of financial condition.

As a consequence of our initial public offering (IPO) in February 2012 and subsequent acquisitions, the Company is subject to the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax provisions. Section 382 limits the Company’s annual utilization of net operating losses and other tax attributes incurred prior to the change of control against post-change income. Specifically, the Company is subject to annual limitations on the amounts of net operating loss and credit carryover that the Company can use from its pre-IPO period, or from the pre-acquisition periods of Yakima National Bank, Fortune Bank and Simplicity Bancorp.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2015 management determined that sufficient evidence exists to support the future utilization of all of the Company’s deferred tax assets.

At December 31, 2015, the Company has federal net operating loss carryforwards totaling $13.9 million, which expire between 2029 and 2033. In addition, as of December 31, 2015, the Company has an alternative minimum tax credit of $1.2 million that may be carried forward indefinitely. The Company also has state net operating loss carryforwards of $1.7 million that expire between 2016 and 2030.

Retained earnings at December 31, 2015 and 2014 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) in certain events, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur a federal tax liability on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rate, which tax liability is estimated at $4.4 million as of December 31, 2015.

The Company has recorded unrecognized tax benefits (including potential interest of $19 thousand) of $438 thousand as of December 31, 2015. There were no unrecognized tax benefits at December 31, 2014. The Company does not expect the uncertainty related to its unrecognized tax benefits to be resolved within the next twelve months. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Balance, beginning of year	$—	$—	$—
Increases related to prior year tax positions	419	—	—
Decreases related to prior year tax positions	—	—	—
Income taxes at statutory rate	—	—	—
Settlements	—	—	—
Lapse of statute	—	—	—
Balance, end of year	$419	$—	$—

The Company files Federal income tax returns with the Internal Revenue Service and state income tax returns with various state tax authorities. The Company’s income tax returns are open for examination for the tax years 2012 through 2015.

NOTE 15–401(k) SAVINGS PLAN:

The Company maintains a 401(k) Savings Plan for the benefit of its employees. Substantially all of the Company's employees are eligible to participate in the HomeStreet, Inc. 401(k) Savings Plan (the "Plan"). The Plan provides for payment of retirement benefits to employees pursuant to the provisions of the plan and in conformity with Section 401(k) of the Internal Revenue Code. Employees may elect to have a portion of their salary contributed to the Plan. New employees are automatically enrolled in the Plan at a 3.0% deferral rate unless they elect otherwise. Participants receive a vested employer matching contribution equal to 100% of the first 3.0% of eligible compensation deferred by the participant and 50% of the next 2.0% of eligible compensation deferred by the participant.

Salaries and related costs for the years ended December 31, 2015, 2014, and 2013, included employer contributions of $6.1 million, $4.5 million and $3.7 million, respectively.

NOTE 16–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2015, 2014, and 2013, the Company recognized $1.1 million, $1.5 million, and $1.1 million of compensation cost, respectively, for share-based compensation awards.

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

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the year ended December 31, 2015 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2014	601,024	$12.16	7.2 years	$3,329
Granted	—	—	0.0 years	—
Cancelled or forfeited	(15,136)	20.71	7.4 years	16
Exercised	(44,971)	15.42	6.4 years	285
Options outstanding at December 31, 2015	540,917	11.65	6.2 years	5,443
Options that are exercisable and expected to be exercisable (1)	540,900	11.65	6.2 years	5,443
Options exercisable	540,043	$11.63	6.2 years	$5,443

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 44,971 options have been exercised during the year ended December 31, 2015, resulting in cash received and related income tax benefits totaling $693 thousand. As of December 31, 2015, there was $2 thousand of total unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period. Unrecognized compensation costs are expected to be recognized over the remaining weighted-average requisite service period of four months.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. The fair value of the options granted during 2013 was estimated as of the grant date using a Black-Scholes Merton (“Black-Scholes”) model and the assumptions noted in the following table. There were no options granted during the year ended December 31, 2015 and 2014.

Year Ended December 31,
2013

Weighted-average fair value per share	$8.78
Expected term of the option	6 years
Expected stock price volatility	50.04%
Annual risk-free interest rate	1.18%
Expected annual dividend yield	2.03%

The weighted-average expected term of 6 years used to value option awards issued in 2013 was an estimate based on an expectation that the holders of the stock options, once vested, will exercise them – ultimately reflecting the settlement of all vested options. As the Company did not have historical exercise behavior to reference for these types of options, the Company leveraged the “simplified” method for estimating the expected term of these “plain vanilla” stock options.

When estimating expected volatility and the dividend yield, the Company considered historical data of other similar entities that were publicly traded over a period commensurate with the life of the options. A single median was derived for each input from this population.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2014	118,517	$18.26
Granted	107,507	18.41
Cancelled or forfeited	(40,179)	18.63
Vested	(26,636)	17.33
Restricted shares outstanding at December 31, 2015	159,209	18.42
Nonvested at December 31, 2015	159,209	$18.42

At December 31, 2015, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 1.9 years. Restricted share awards granted to senior management vest based upon the achievement of certain market conditions. One-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

Certain restricted stock awards granted to senior management during 2015 and 2014 contain both service conditions and performance conditions. Restricted stock units (“RSUs”) are stock awards with a pro-rata three year vesting, and the fair market value of the awards are determined at the grant date. Performance share units ("PSUs") are stock awards where the number of shares ultimately received by the employee depends on the company’s performance against specified targets and vest over a three-year period. The fair value of each PSU is determined on the grant date, based on the company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. Compensation cost is recognized over the requisite three-year service period on a straight-line basis and adjusted for changes in the probability that the performance targets will be achieved.

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

Valuation Processes
The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. The Finance Committee of the Board provides oversight and approves the Company’s Asset/Liability Management Policy ("ALMP"). The Company's ALMP governs, among other things, the application and control of the valuation models used to measure fair value. On a quarterly basis, the Company’s Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company’s financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, ALCO periodically obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Company obtains an MSR valuation from an independent valuation firm monthly to assist with the validation of the fair value estimate and the reasonableness of the assumptions used in measuring fair value.

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

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Carried at amortized cost. Estimated fair value classified as Level 2.
Loans held for sale
Single family loans, excluding loans transferred from held for investment	Fair value is based on observable market data, including: • Quoted market prices, where available • Dealer quotes for similar loans • Forward sale commitments	Level 2 recurring fair value measurement

When not derived from observable market inputs, fair value is based on discounted cash flows, which considers the following inputs:
•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
Estimated fair value classified as Level 3.
Loans originated as held for investment and transferred to held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 3.
Multifamily loans (DUS)
The sale price is set at the time the loan commitment is made, and as such subsequent changes in market conditions have a very limited effect, if any, on the value of these loans carried on the consolidated statements of financial condition, which are typically sold within 30 days of origination.
Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 2.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
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

(in thousands)	Fair Value at December 31, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$68,101	$—	$68,101	$—
Commercial	17,851	—	17,851	—
Municipal bonds	171,869	—	171,869	—
Collateralized mortgage obligations:
Residential	84,497	—	84,497	—
Commercial	79,133	—	79,133	—
Corporate debt securities	78,736	—	78,736	—
U.S. Treasury securities	40,964	—	40,964	—
Single family mortgage servicing rights	156,604	—	—	156,604
Single family loans held for sale	632,273	—	582,951	49,322
Single family loans held for investment	21,544	—	—	21,544
Derivatives
Forward sale commitments	1,884	—	1,884	—
Interest rate lock commitments	17,719	—	—	17,719
Interest rate swaps	8,670	—	8,670	—
Total assets	$1,379,845	$—	$1,134,656	$245,189
Liabilities:
Derivatives
Forward sale commitments	$1,496	$—	$1,496	$—
Interest rate lock commitments	8	—	—	8
Interest rate swaps	4,007	—	4,007	—
Total liabilities	$5,511	$—	$5,503	$8

(in thousands)	Fair Value at December 31, 2014	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,280	$—	$107,280	$—
Commercial	13,671	—	13,671	—
Municipal bonds	122,334	—	122,334	—
Collateralized mortgage obligations:
Residential	43,166	—	43,166	—
Commercial	20,486	—	20,486	—
Corporate debt securities	79,400	—	79,400	—
U.S. Treasury securities	40,989	—	40,989	—
Single family mortgage servicing rights	112,439	—	—	112,439
Single family loans held for sale	610,350	—	610,350	—
Derivatives
Forward sale commitments	1,071	—	1,071	—
Interest rate lock commitments	11,939	—	—	11,939
Interest rate swaps	11,689	—	11,689	—
Total assets	$1,174,814	$—	$1,050,436	$124,378
Liabilities:
Derivatives
Forward sale commitments	$5,658	$—	$5,658	$—
Interest rate lock commitments	6	—	—	6
Interest rate swaps	972	—	972	—
Total liabilities	$6,636	$—	$6,630	$6

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the years ended December 31, 2015 and 2014, see Note 12, Mortgage Banking Operations.

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

The Company uses the discounted cash flow model to estimate the fair value of certain loans that have been transferred from held for sale to held for investment and single family loans held for sale when the fair value of the loans is not derived using observable market inputs. The key assumption in the valuation model is the implied spread to benchmark interest rate curve. The implied spread is not directly observable in the market and is derived from third party pricing which is based on market information from comparable loan pools. The fair value estimate of these certain single family loans that have been transferred from held for sale to held for investment and these certain single family loans held for sale is sensitive to changes in the benchmark interest rate which might result in a significantly higher or lower fair value measurement.

During the first quarter of 2015, the Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company has elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $21.5 million at December 31, 2015.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$21,544	Income approach	Implied spread to benchmark interest rate curve	3.26%	4.35%	4.01%

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for sale where fair value option was elected.

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$49,322	Income approach	Implied spread to benchmark interest rate curve	2.68%	7.62%	3.91%
			Market price movement from comparable bond	(0.43)%	(0.06)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock commitments.

	Year Ended December 31,
(in thousands)	2015	2014

Beginning balance, net	$11,933	$5,972
Total realized/unrealized gains(1)	149,688	118,708
Settlements	(143,910)	(112,747)
Ending balance, net	$17,711	$11,933

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized gains (losses) of $17.7 million and $11.9 million for the years ended December 31, 2015 and 2014, respectively, recognized on interest rate lock commitments outstanding at December 31, 2015 and 2014, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock commitments.

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$17,711	Income approach	Fall out factor	0.60%	61.16%	15.80%
			Value of servicing	0.53%	1.71%	0.80%

(dollars in thousands)	At December 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments, net	$11,933	Income approach	Fall out factor	0.60%	77.9%	21.4%
			Value of servicing	0.56%	1.94%	0.93%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the years ended December 31, 2015 and 2014, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the year ended December 31, 2015, the Company applied a range of stated value adjustments of 0.0% to 100.0%, with a weighted average of 36.3%. During the year ended December 31, 2014, the Company applied a range of stated value adjustments of 10.0% to 100.0%, with a weighted average of 41.8%.

During the years ended December 31, 2015 and 2014, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the years ended December 31, 2015 and 2014 and still held at the end of the respective reporting period.

	Year Ended December 31, 2015
(in thousands)	Fair Value of Assets Held at December 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$7,492	$—	$—	$7,492	$127
Other real estate owned(2)	7,230	—	—	7,230	(526)
Total	$14,722	$—	$—	$14,722	$(399)

	Year Ended December 31, 2014
(in thousands)	Fair Value of Assets Held at December 31, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$19,021	$—	$—	$19,021	$(207)
Other real estate owned(2)	6,706	—	—	6,706	(41)
Total	$25,727	$—	$—	$25,727	$(248)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$32,684	$32,684	$32,684	$—	$—
Investment securities held to maturity	31,013	31,387	—	31,387	—
Loans held for investment	3,171,176	3,255,740	—	—	3,255,740
Loans held for sale - transferred from held for investment	6,814	6,814	—	—	6,814
Loans held for sale – multifamily	11,076	11,076	—	11,076	—
Mortgage servicing rights – multifamily	14,651	16,412	—	—	16,412
Federal Home Loan Bank stock	44,342	44,342	—	44,342	—
Liabilities:
Deposits	$3,231,953	$3,229,670	$—	$3,229,670	$—
Federal Home Loan Bank advances	1,018,159	1,021,344	—	1,021,344	—
Long-term debt	61,857	60,239	—	60,239	—

	At December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,502	$30,502	$30,502	$—	$—
Investment securities held to maturity	28,006	28,537	—	28,537	—
Loans held for investment	2,099,129	2,150,672	—	—	2,150,672
Loans held for sale – multifamily	10,885	10,855	—	10,855	—
Mortgage servicing rights – multifamily	10,885	12,540	—	—	12,540
Federal Home Loan Bank stock	33,915	33,915	—	33,915	—
Liabilities:
Deposits	$2,445,430	$2,445,635	$—	$2,445,635	$—
Federal Home Loan Bank advances	597,590	600,599	—	600,599	—
Federal funds purchased and securities sold under agreements to repurchase	50,000	50,000	—	50,000	—
Long-term debt	61,857	60,235	—	60,235	—

Excluded from the fair value tables above are certain off-balance sheet loan commitments such as unused home equity lines of credit, business banking line funds and undisbursed construction funds. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance for credit losses, which amounted to $1.8 million and $3.4 million at December 31, 2015 and December 31, 2014, respectively.

NOTE 18–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Year Ended December 31,
(in thousands, except share and per share data)	2015	2014	2013

Net income	$41,319	$22,259	$23,809
Weighted average shares:
Basic weighted-average number of common shares outstanding	20,818,045	14,800,689	14,412,059
Dilutive effect of outstanding common stock equivalents (1)	241,156	160,392	386,109
Diluted weighted-average number of common stock outstanding	21,059,201	14,961,081	14,798,168
Earnings per share:
Basic earnings per share	$1.98	$1.50	$1.65
Diluted earnings per share	$1.96	$1.49	$1.61

Dividends per share	$—	$0.11	$0.33

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2015, 2014 and 2013 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero, 143,400 and 103,674 at December 31, 2015, 2014 and 2013, respectively.

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

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our MSR portfolio.We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

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

The FTP methodology is based on external market factors and aligns the expected weighted-average life of the financial asset or liability to external economic data, such as the U.S. Dollar LIBOR/Swap curve, and provides a consistent basis for determining the cost of funds to be allocated to each operating segment.

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$28,318	$120,020	$148,338
Provision for credit losses	—	6,100	6,100
Noninterest income	251,870	29,367	281,237
Noninterest expense	243,970	122,598	366,568
Income before income taxes	36,218	20,689	56,907
Income tax expense	12,916	2,672	15,588
Net income	$23,302	$18,017	$41,319
Total assets	$848,445	$4,046,050	$4,894,495

	Year Ended December 31, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$16,683	$81,986	$98,669
Provision for credit losses	—	(1,000)	(1,000)
Noninterest income	166,991	18,666	185,657
Noninterest expense	172,199	79,812	252,011
Income before income taxes	11,475	21,840	33,315
Income tax expense	3,964	7,092	11,056
Net income	$7,511	$14,748	$22,259
Total assets	$788,681	$2,746,409	$3,535,090

	Year Ended December 31, 2013
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$15,272	$59,172	$74,444
Provision for credit losses	—	900	900
Noninterest income	175,654	15,091	190,745
Noninterest expense	163,354	66,141	229,495
Income before income taxes	27,572	7,222	34,794
Income tax expense	9,736	1,249	10,985
Net income	$17,836	$5,973	$23,809
Total assets	$489,292	$2,576,762	$3,066,054

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

NOTE 20–ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Year Ended December 31,
(in thousands)	2015	2014	2013

Beginning balance	$1,546	$(11,994)	$9,190
Other comprehensive (loss) income before reclassifications	(1,325)	15,072	(20,032)
Amounts reclassified from accumulated other comprehensive income	(2,670)	(1,532)	(1,152)
Net current-period other comprehensive (loss) income	(3,995)	13,540	(21,184)
Ending balance	$(2,449)	$1,546	$(11,994)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Year Ended December 31,
(in thousands)	2015	2014	2013

Gain on sale of investment securities available for sale	$2,406	$2,358	$1,772
Income tax (benefit) expense	(264)	826	620
Total, net of tax	$2,670	$1,532	$1,152

NOTE 21–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2015	2014

Assets:
Cash and cash equivalents	$7,777	$5,270
Other assets	13,419	7,137
Investment in stock of subsidiaries	510,756	353,992
	$531,952	$366,399
Liabilities:
Other liabilities	4,820	2,304
Long-term debt	61,857	61,857
	66,677	64,161
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	222,328	96,615
Retained earnings	244,885	203,567
Accumulated other comprehensive income	(2,449)	1,545
	465,275	302,238
	$531,952	$366,399

Condensed Statements of Operations	Year Ended December 31,
(in thousands)	2015	2014	2013

Net interest expense	$(1,036)	$(1,059)	$(2,545)
Noninterest income	1,686	561	970
Income (loss) before income tax benefit and equity in income of subsidiaries	650	(498)	(1,575)
Dividend from HomeStreet Capital to parent	13,181	4,200	19,600
	13,831	3,702	18,025
Noninterest expense	7,239	4,664	2,281
Income before income tax benefit	6,592	(962)	15,744
Income tax benefit	(561)	(1,827)	(1,474)
Income from subsidiaries	$34,166	$21,394	$6,591
Net income	$41,319	$22,259	$23,809

Other comprehensive (loss) income	(3,995)	13,540	(21,184)
Comprehensive income	$37,324	$35,799	$2,625

Condensed Statements of Cash Flows	Year Ended December 31,
(in thousands)	2015	2014	2013

Net cash provided by (used in) operating activities	$2,654	$5,693	$(483)
Cash flows from investing activities:
Net purchases of and proceeds from investment securities	673	1,000	(5,797)
Net payments for investments in and advances to subsidiaries	(992)	(732)	(12,172)
Net cash (used in) provided by investing activities	(319)	268	(17,969)
Cash flows from financing activities:
Proceeds from issuance of common stock	177	130	188
Dividends paid	(5)	(1,628)	—
Proceeds from and repayment of advances from subsidiaries	—	(3,527)	30
Net cash provided by (used in) financing activities	172	(5,025)	218
Increase (decrease) in cash and cash equivalents	2,507	936	(18,234)
Cash and cash equivalents at beginning of year	5,270	4,334	22,568
Cash and cash equivalents at end of year	$7,777	$5,270	$4,334

NOTE 22–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter Ended
(in thousands, except share data)	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014

Interest income	$44,438	$43,990	$42,440	$34,246	$30,780	$28,478	$26,225	$25,810
Interest expense	4,698	4,356	4,210	3,512	3,278	3,170	3,078	3,098
Net interest income	39,740	39,634	38,230	30,734	27,502	25,308	23,147	22,712
Provision (reversal of provision) for credit losses	1,900	700	500	3,000	500	—	—	(1,500)
Net interest income after provision for credit losses	37,840	38,934	37,730	27,734	27,002	25,308	23,147	24,212
Noninterest income	65,409	67,468	72,987	75,373	51,487	45,813	53,650	34,707
Noninterest expense	92,725	92,026	92,335	89,482	68,791	64,158	62,971	56,091
Income before income tax expense	10,524	14,376	18,382	13,625	9,698	6,963	13,826	2,828
Income tax expense	1,846	4,415	6,006	3,321	4,077	1,988	4,464	527
Net income	$8,678	$9,961	$12,376	$10,304	$5,621	$4,975	$9,362	$2,301
Basic earnings per share	$0.39	$0.45	$0.56	$0.60	$0.38	$0.34	$0.63	$0.16
Diluted earnings per share	$0.39	$0.45	$0.56	$0.59	$0.38	$0.33	$0.63	$0.15

NOTE 23–SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2015, and has included all material events that would require recognition in the 2015 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On February 1, 2016, the Company completed its acquisition of Orange County Business Bank which was merged with and into HomeStreet Bank. OCBB shareholders as of the effective time received merger consideration equal to 0.5206 shares of HomeStreet common stock, and $1.1641 in cash upon the surrender of their OCBB shares. Adding Orange County Business Bank’s branch brings HomeStreet’s Southern California retail deposit branch network to eight locations.

For a detailed discussion of the terms of the Orange County Business Bank acquisition, see Note 2, Business Combinations.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Remediation of Previously Disclosed Material Weakness
As first disclosed in our 2014 Annual Report on Form 10-K on March 25, 2015, we did not design and maintain effective internal controls over financial reporting over certain new software and system implementations. Specifically, we did not design or implement controls necessary to monitor the effectiveness of the implementation of certain new software systems and related processes, primarily related to accounts payable and payroll processing.
The following actions were taken to strengthen our internal controls and organizational structure:

•	Implemented controls sufficient to detect an error resulting from a control failure within accounts payable and payroll processing.

•	Developed written desk procedures and conducted staff training for accounts payable and payroll processing.

•	Enhanced the Project Management Methodology (PMM) to ensure effective systems implementation controls and oversight.

•	Enhanced the risk assessment process to identify control and oversight improvements for new systems planning, implementation, and post-implementation monitoring.

•
Integrated Systems Development Lifecycle (SDLC) components into the project management methodology, such as requirements traceability, internal controls risk assessments, formal testing methodologies, and other oversight functions.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein. As a result, management has concluded the above actions are effective in remediating the material weakness related to the implementation of new systems and software as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated March 10, 2016, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 10, 2016

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2015 and 2014
Consolidated Statements of Operations for the three years ended December 31, 2015
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2015
Consolidated Statements of Cash Flows for the three years ended December 31, 2015
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(iii)	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Second Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (2)	Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.3 (3)	First Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.4 (4)	Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (5)	Form of Common Stock Certificate

4.2	Reference is made to Exhibit 3.1

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

10.1 (6)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 (7)	HomeStreet, Inc. 2014 Equity Incentive Plan

10.3 (7)	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4 (7)	Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.5	Amended and Restated HomeStreet, Inc. 401(k) Savings Plan, as of January 1, 2015

10.6	Amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of January 1, 2016

10.7 (6)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.8 (6)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 (8)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 (7)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated March 11, 2015

10.11 (9)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated March 26, 2015

10.12 (10)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Melba Bartels, dated August 3, 2015

10.13 (9)	Separation Agreement between HomeStreet Bank and Cory Stewart

10.14 (6)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.15 (6)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.16 (6)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.17 (11)†
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

10.18 (7)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.19	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.20 (11)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.21 (6)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.22 (8) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.23 (6)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.24 (8) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.25 (1)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.26 (6)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.27 (7)	HomeStreet, Inc. 2014 Management/Support Performance-Based Annual Incentive Compensation Plan

10.28	HomeStreet Bank 2015 Performance-Based Annual Incentive Compensation Plan

10.29 (8)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.30 (12) †	Servicing Rights Purchase and Sale Agreement between HomeStreet Bank and SunTrust Mortgage, Inc. dated June 30, 2014.

10.31 (13)	Agreement and Plan of Merger dated as of September 27, 2014 between HomeStreet, Inc. and Simplicity Bancorp, Inc.

10.32 (14)	Agreement and Plan of Merger dated as of September 25, 2015 between HomeStreet, Inc., HomeStreet Bank and Orange County Business Bank

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(15)(16)	XBRL Instance Document

101.SCH (15)	XBRL Taxonomy Extension Schema Document

101.CAL (15)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (15)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (15)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (15)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.

(8)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to HomeStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35424) filed on May 11, 2015, and incorporated herein by reference.

(10)	Filed as an exhibit to HomeStreet Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35424) filed on August 6, 2015, and incorporated herein by reference.

(11)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.

(12)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 7, 2014, and incorporated herein by reference.

(13)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on September 29, 2014, and incorporated herein by reference.

(14)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on September 28, 2015, and incorporated herein by reference.

(15)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

(16)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three years ended December 31, 2015, (ii) the Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2015, and (v) the Notes to Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 10, 2016.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Melba A. Bartels
Melba A. Bartels
Senior Executive Vice President and Chief Financial Officer

POWERS OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and Melba A. Bartels, and each of them his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2016
Mark K. Mason, Chairman

/s/ David A. Ederer	Chairman Emeritus of the Board	March 10, 2016
David A. Ederer, Chairman Emeritus

/s/ Melba A. Bartels	Senior Executive Vice President and Chief Financial Officer	March 10, 2016
Melba A. Bartels

/s/ Scott M. Boggs	Director	March 10, 2016
Scott M. Boggs

/s/ Timothy R. Chrisman	Director	March 10, 2016
Timothy R. Chrisman

/s/ Victor H. Indiek	Director	March 10, 2016
Victor H. Indiek

/s/ Thomas E. King	Director	March 10, 2016
Thomas E. King

/s/ George W. Kirk	Director	March 10, 2016
George Kirk

/s/ Douglas I. Smith	Director	March 10, 2016
Douglas I. Smith

/s/ Donald R. Voss	Director	March 10, 2016
Donald R. Voss

/s/ Bruce W. Williams	Director	March 10, 2016
Bruce W. Williams