Form 10-Q
period 2016-03-31
HomeStreet, Inc.
filed 2016-05-05
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of May 3, 2016 was 24,798,321.60.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $19,072 and $2,079)	$46,356	$32,684
Investment securities (includes $653,825 and $541,151 carried at fair value)	687,081	572,164
Loans held for sale (includes $687,656 and $632,273 carried at fair value)	696,692	650,163
Loans held for investment (net of allowance for loan losses of $31,305 and $29,278; includes $18,327 and $21,544 carried at fair value)	3,523,551	3,192,720
Mortgage servicing rights (includes $133,449 and $156,604 carried at fair value)	148,851	171,255
Other real estate owned	7,273	7,531
Federal Home Loan Bank stock, at cost	40,548	44,342
Premises and equipment, net	67,323	63,738
Goodwill	20,366	11,521
Other assets	179,211	148,377
Total assets	$5,417,252	$4,894,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,823,027	$3,231,953
Federal Home Loan Bank advances	883,574	1,018,159
Accounts payable and other liabilities	119,662	117,251
Long-term debt	61,857	61,857
Total liabilities	4,888,120	4,429,220
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 24,550,219 shares and 22,076,534 shares	511	511
Additional paid-in capital	273,168	222,328
Retained earnings	251,292	244,885
Accumulated other comprehensive income (loss)	4,161	(2,449)
Total shareholders' equity	529,132	465,275
Total liabilities and shareholders' equity	$5,417,252	$4,894,495

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2016	2015

Interest income:
Loans	$42,734	$31,647
Investment securities	3,053	2,394
Other	267	205
	46,054	34,246
Interest expense:
Deposits	3,569	2,582
Federal Home Loan Bank advances	1,419	612
Federal funds purchased and securities sold under agreements to repurchase	—	5
Long-term debt	311	265
Other	64	48
	5,363	3,512
Net interest income	40,691	30,734
Provision for credit losses	1,400	3,000
Net interest income after provision for credit losses	39,291	27,734
Noninterest income:
Net gain on mortgage loan origination and sale activities	61,263	61,887
Mortgage servicing income	8,129	4,297
Income from WMS Series LLC	136	564
Depositor and other retail banking fees	1,595	1,139
Insurance agency commissions	394	415
Gain on sale of investment securities available for sale	35	—
Bargain purchase gain	—	6,628
Other	156	443
	71,708	75,373
Noninterest expense:
Salaries and related costs	67,284	57,593
General and administrative	15,522	12,825
Amortization of core deposit intangibles	532	336
Legal	443	467
Consulting	1,672	5,565
Federal Deposit Insurance Corporation assessments	716	525
Occupancy	7,155	5,840
Information services	7,534	6,120
Net cost from operation and sale of other real estate owned	495	211
	101,353	89,482
Income before income taxes	9,646	13,625
Income tax expense	3,239	3,321
NET INCOME	$6,407	$10,304

Basic income per share	$0.27	$0.60
Diluted income per share	$0.27	$0.59
Basic weighted average number of shares outstanding	23,676,506	17,158,303
Diluted weighted average number of shares outstanding	23,877,376	17,355,076

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015

Net income	$6,407	$10,304
Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale:
Unrealized holding gain arising during the period, net of tax expense of $3,572 and $1,167	6,633	2,167
Reclassification adjustment for net gains included in net income, net of tax expense of $12 and $0	(23)	—
Other comprehensive income	6,610	2,167
Comprehensive income	$13,017	$12,471

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2015	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	10,304	—	10,304
Share-based compensation expense	—	—	407	—	—	407
Common stock issued	7,182,137	—	124,279	—	—	124,279
Other comprehensive income	—	—	—	—	2,167	2,167
Balance, March 31, 2015	22,038,748	$511	$221,301	$213,870	$3,713	$439,395

Balance, January 1, 2016	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	6,407	—	6,407
Share-based compensation expense	—	—	411	—	—	411
Common stock issued	2,473,685	—	50,429	—	—	50,429
Other comprehensive income	—	—	—	—	6,610	6,610
Balance, March 31, 2016	24,550,219	$511	$273,168	$251,292	$4,161	$529,132

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,407	$10,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	3,763	4,631
Provision for credit losses	1,400	3,000
Fair value adjustment of loans held for sale	(7,833)	(7,948)
Fair value adjustment of loans held for investment	869	—
Origination of mortgage servicing rights	(13,704)	(14,415)
Change in fair value of mortgage servicing rights	35,471	16,546
Net gain on sale of investment securities	(35)	—
Net gain on sale of loans originated as held for investment	(202)	—
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	388	91
Loss on disposal of fixed assets	85	—
Net deferred income tax benefit	(6,397)	(4,563)
Share-based compensation expense	400	393
Bargain purchase gain	—	(6,628)
Origination of loans held for sale	(1,613,692)	(1,575,683)
Proceeds from sale of loans originated as held for sale	1,569,466	1,359,798
Cash used by changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(17,782)	(6,208)
(Decrease) increase in accounts payable and other liabilities	(4,501)	4,655
Net cash used in operating activities	(45,897)	(216,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(94,240)	—
Proceeds from sale of investment securities	9,761	—
Principal repayments and maturities of investment securities	9,137	7,561
Proceeds from sale of other real estate owned	164	1,375
Proceeds from sale of loans originated as held for investment	10,298	—
Mortgage servicing rights purchased from others	—	(3)
Origination of loans held for investment and principal repayments, net	(207,807)	(92,162)
Proceeds from sale of property and equipment	572	—
Purchase of property and equipment	(6,899)	(4,136)
Net cash acquired from acquisitions	17,494	112,196
Net cash (used in) provided by investing activities	(261,520)	24,831

	Three Months Ended March 31,
(in thousands)	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$465,053	$247,591
Proceeds from Federal Home Loan Bank advances	3,618,950	1,440,000
Repayment of Federal Home Loan Bank advances	(3,767,950)	(1,434,000)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	—	58,180
Repayment of securities sold under agreements to repurchase	—	(98,730)
Proceeds from Federal Home Loan Bank stock repurchase	51,571	4,438
Purchase of Federal Home Loan Bank stock	(46,546)	—
Proceeds from stock issuance, net	—	65
Excess tax benefit related to the exercise of stock options	11	14
Net cash provided by financing activities	321,089	217,558
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,672	26,362
CASH AND CASH EQUIVALENTS:
Beginning of year	32,684	30,502
End of period	$46,356	$56,864
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$6,113	$3,473
Federal and state income taxes paid (refunds), net	(1,360)	7,819
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	353	3,562
Loans transferred from held for investment to held for sale	4,567	4,295
Loans transferred from held for sale to held for investment	—	24,549
Ginnie Mae loans recognized with the right to repurchase, net	1,920	603
Simplicity acquisition:
Assets acquired, excluding cash acquired	—	737,570
Liabilities assumed	—	718,924
Bargain purchase gain	—	6,628
Common stock issued	$—	$124,214

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), loans held for investment (Note 4, Loans and Credit Quality), investment securities (Note 3, Investment Securities), and derivatives (Note 6, Derivatives and Hedging Activities). Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“2015 Annual Report on Form 10-K”).

Recent Accounting Developments

On March 30, 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This new accounting standard simplifies several areas of accounting for share- based payment transactions, including tax provision, classification in the cash-flow statement, forfeitures, and statutory tax withholding requirements. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early application is permitted upon issuance. The Company is currently evaluating the provisions of ASU 2016-09 and does not expect the new standard to have a material impact on the Company's consolidated financial statements.

On February 25 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU was issued to simplify the accounting for measurement period adjustments for business combinations. The amendments in the ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this guidance during the current period and applied prospectively to adjustments to provisional amounts.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU was issued to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of financial condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance becomes effective for the Company for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of financial condition. The adoption of this guidance will result in a reclassification of debt issuance costs from other assets to consolidated obligations on the statement of financial condition. The Company adopted this guidance during the current interim period and determined there was no material impact on the Company’s consolidated financial statements.
On April 15, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the Company for the interim and annual periods beginning after December 15, 2015; early adoption is permitted. The Company can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company adopted this guidance during the current interim period and determined there was no material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation. The ASU provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this guidance during the current interim period and determined there was no material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On March 17, 2016, the FASB issued Accounting Standards Update 2016-08 to clarify the implementation guidance on principal versus agent considerations. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On February 1, 2016, the Company completed its acquisition of Orange County Business Bank ("OCBB") located in Irvine, California. Also on February 1, 2016, OCBB was merged with and into HomeStreet Bank. The purchase price of this acquisition was $55.9 million. OCBB shareholders as of the effective time received merger consideration equal to 0.5206 shares of HomeStreet common stock, and $1.1641 in cash upon the surrender of their OCBB shares, which resulted in the issuance of 2,459,408 shares of HomeStreet common stock. The provisional application of the acquisition method of accounting resulted in goodwill of $8.8 million. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment. Along with two de novo branches opened in California during the quarter, adding Orange County Business Bank’s branch brings HomeStreet’s Southern California retail deposit branch network to ten locations.

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

Simplicity Acquisition

On March 1, 2015, the Company completed its acquisition of Simplicity Bancorp, Inc., a Maryland corporation (“Simplicity”) and Simplicity’s wholly owned subsidiary, Simplicity Bank. Simplicity’s principal business activities prior to the merger were attracting retail deposits from the general public, originating or purchasing loans, primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multifamily residences located in Southern California and, to a lesser extent, commercial real estate, automobile and other consumer loans; and the origination and sale of fixed-rate, conforming, one-to-four family residential real estate loans in the secondary market, usually with servicing retained. The primary objective for this acquisition was to grow our Commercial and Consumer Banking segment by expanding the business of the former Simplicity branches by offering additional banking and lending products to former Simplicity customers as well as new customers. The acquisition was accomplished by the merger of Simplicity with and into HomeStreet, Inc. with HomeStreet, Inc. as the surviving corporation, followed by the merger of Simplicity Bank with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The results of operations of Simplicity are included in the consolidated results of operations from the date of acquisition.

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

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.

The following table provides a breakout of Simplicity merger-related expense for the three months ended March 31, 2015:

Three Months Ended
(in thousands)	March 31, 2015

Noninterest expense
Salaries and related costs	$5,931
General and administrative	749
Legal	284
Consulting	4,988
Occupancy	163
Information services	50
Total noninterest expense	$12,165

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

The Company determined that meeting the disclosure requirements related to the amounts of revenues and earnings of the acquiree included in the consolidated statements of operations since the acquisition date is impracticable. The financial activity and operating results of the acquiree were commingled with the Company’s financial activity and operating results as of the acquisition date.

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

	Three Months Ended March 31,
(in thousands, except share data)	2016	2015

Net interest income	$46,054	$35,217
Provision for credit losses	1,400	3,000
Total noninterest income	71,708	69,494
Total noninterest expense	101,353	85,591

Net income	$6,407	$11,215

Basic income per share	$0.27	$0.51
Diluted income per share	$0.27	$0.51
Basic weighted average number of shares outstanding	23,676,506	22,038,748
Diluted weighted average number of shares outstanding	23,877,376	22,038,748

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At March 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$82,745	$222	$(572)	$82,395
Commercial	24,548	124	(42)	24,630
Municipal bonds	223,878	5,164	(118)	228,924
Collateralized mortgage obligations:
Residential	112,027	566	(417)	112,176
Commercial	82,471	1,467	(116)	83,822
Corporate debt securities	80,692	1,118	(958)	80,852
U.S. Treasury securities	41,034	5	(13)	41,026
	$647,395	$8,666	$(2,236)	$653,825

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$69,342	$19	$(1,260)	$68,101
Commercial	18,142	14	(305)	17,851
Municipal bonds	168,722	3,460	(313)	171,869
Collateralized mortgage obligations:
Residential	86,167	32	(1,702)	84,497
Commercial	80,190	43	(1,100)	79,133
Corporate debt securities	81,280	125	(2,669)	78,736
U.S. Treasury securities	41,047	—	(83)	40,964
	$544,890	$3,693	$(7,432)	$541,151

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2016 and December 31, 2015, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of March 31, 2016 and December 31, 2015, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(193)	$20,221	$(378)	$26,429	$(571)	$46,650
Commercial	(42)	6,543	—	—	(42)	6,543
Municipal bonds	(61)	24,443	(58)	5,165	(119)	29,608
Collateralized mortgage obligations:
Residential	(14)	10,552	(403)	10,703	(417)	21,255
Commercial	(47)	10,980	(69)	4,030	(116)	15,010
Corporate debt securities	(10)	3,062	(948)	24,162	(958)	27,224
U.S. Treasury securities	(13)	26,023	—	—	(13)	26,023
	$(380)	$101,824	$(1,856)	$70,489	$(2,236)	$172,313

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(572)	$36,477	$(688)	$21,119	$(1,260)	$57,596
Commercial	(305)	16,072	—	—	(305)	16,072
Municipal bonds	(211)	21,302	(101)	5,839	(312)	27,141
Collateralized mortgage obligations:
Residential	(673)	50,490	(1,029)	26,028	(1,702)	76,518
Commercial	(986)	60,812	(115)	4,348	(1,101)	65,160
Corporate debt securities	(1,142)	36,953	(1,527)	27,405	(2,669)	64,358
U.S. Treasury securities	(83)	40,964	—	—	(83)	40,964
	$(3,972)	$263,070	$(3,460)	$84,739	$(7,432)	$347,809

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2016 and December 31, 2015. In addition, as of March 31, 2016 and December 31, 2015, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At March 31, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$3	0.36%	$2,911	1.60%	$79,481	1.86%	$82,395	1.85%
Commercial	—	—	—	—	24,630	2.18	—	—	24,630	2.18
Municipal bonds	2,256	3.57	8,628	3.11	39,100	3.16	178,940	3.25	228,924	3.70
Collateralized mortgage obligations:
Residential	—	—	—	—	3,748	1.30	108,428	1.84	112,176	1.82
Commercial	—	—	—	—	60,044	2.46	23,778	1.98	83,822	2.32
Corporate debt securities	—	—	16,823	2.92	32,541	3.29	31,488	3.83	80,852	3.42
U.S. Treasury securities	40,027	0.39	999	0.64	—	—	—	—	41,026	0.40
Total available for sale	$42,283	0.56%	$26,453	2.89%	$162,974	2.71%	$422,115	2.85%	$653,825	2.66%

	At December 31, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$4	0.39%	$3,176	1.63%	$64,921	1.88%	$68,101	1.87%
Commercial	—	—	—	—	17,851	2.20	—	—	17,851	2.20
Municipal bonds	510	2.09	8,828	3.33	31,806	3.16	130,725	3.99	171,869	3.79
Collateralized mortgage obligations:
Residential	—	—	—	—	153	0.92	84,344	1.74	84,497	1.74
Commercial	—	—	5,354	1.87	56,506	2.29	17,273	1.87	79,133	2.17
Corporate debt securities	—	—	10,413	2.70	38,291	3.20	30,032	3.64	78,736	3.31
U.S. Treasury securities	39,971	0.39	993	0.63	—	—	—	—	40,964	0.40
Total available for sale	$40,481	0.41%	$25,592	2.65%	$147,783	2.69%	$327,295	2.83%	$541,151	2.60%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2016	2015

Proceeds	$9,761	$—
Gross gains	35	—
Gross losses	$—	$—

There were $118.7 million and $101.3 million in investment securities pledged to secure advances from the FHLB at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, there were $24.0 million and $21.4 million, respectively, of securities pledged to secure derivatives in a liability position.

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at March 31, 2016 and December 31, 2015.

Tax-exempt interest income on securities available for sale totaling $967 thousand and $784 thousand for the three months ended March 31, 2016 and 2015, respectively, were recorded in the Company's consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2015 Annual Report on Form 10-K.

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

Loans held for investment consist of the following:

(in thousands)	At March 31, 2016	At December 31, 2015

Consumer loans
Single family(1)	$1,231,707	$1,203,180
Home equity and other	275,405	256,373
	1,507,112	1,459,553
Commercial loans
Commercial real estate	661,932	600,703
Multifamily	543,887	426,557
Construction/land development	629,820	583,160
Commercial business	213,084	154,262
	2,048,723	1,764,682
	3,555,835	3,224,235
Net deferred loan fees and costs	(979)	(2,237)
	3,554,856	3,221,998
Allowance for loan losses	(31,305)	(29,278)
	$3,523,551	$3,192,720

(1)
Includes $18.3 million and $21.5 million at March 31, 2016 and December 31, 2015, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.82 billion and $1.73 billion at March 31, 2016 and December 31, 2015, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $549.2 million and $572.0 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2016, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 16.5%, 13.9% and 10.8% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the loan classes of single family and multifamily within the state of California, which represented 12.7% and 10.0% of the total portfolio, respectively. At December 31, 2015 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 18.0% and 14.7% and 11.3% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.6% of the total portfolio.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2016. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2015 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2016	2015

Allowance for credit losses (roll-forward):
Beginning balance	$30,659	$22,524
Provision for credit losses	1,400	3,000
Recoveries, net of charge-offs	364	104
Ending balance	$32,423	$25,628
Components:
Allowance for loan losses	$31,305	$24,916
Allowance for unfunded commitments	1,118	712
Allowance for credit losses	$32,423	$25,628

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(32)	$84	$32	$9,026
Home equity and other	4,620	(94)	251	75	4,852
	13,562	(126)	335	107	13,878
Commercial loans
Commercial real estate	4,847	—	—	328	5,175
Multifamily	1,194	—	—	638	1,832
Construction/land development	9,271	(42)	210	(153)	9,286
Commercial business	1,785	(26)	13	480	2,252
	17,097	(68)	223	1,293	18,545
Total allowance for credit losses	$30,659	$(194)	$558	$1,400	$32,423

	Three Months Ended March 31, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$—	$65	$447	$9,959
Home equity and other	3,322	(82)	84	7	3,331
	12,769	(82)	149	454	13,290
Commercial loans
Commercial real estate	3,846	(16)	—	721	4,551
Multifamily	673	—	—	(12)	661
Construction/land development	3,818	—	14	1,171	5,003
Commercial business	1,418	—	39	666	2,123
	9,755	(16)	53	2,546	12,338
Total allowance for credit losses	$22,524	$(98)	$202	$3,000	$25,628

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2016
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,813	$213	$9,026	$1,133,351	$80,029	$1,213,380
Home equity and other	4,784	68	4,852	273,976	1,429	275,405
	13,597	281	13,878	1,407,327	81,458	1,488,785
Commercial loans
Commercial real estate	5,160	15	5,175	658,797	3,135	661,932
Multifamily	1,832	—	1,832	540,780	3,107	543,887
Construction/land development	9,286	—	9,286	627,237	2,583	629,820
Commercial business	1,987	265	2,252	210,149	2,935	213,084
	18,265	280	18,545	2,036,963	11,760	2,048,723
Total loans evaluated for impairment	31,862	561	32,423	3,444,290	93,218	3,537,508
Loans held for investment carried at fair value						18,327	(1)
Total loans held for investment	$31,862	$561	$32,423	$3,444,290	$93,218	$3,555,835

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

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$78,723	$80,875	$—
Home equity and other	791	869	—
	79,514	81,744	—
Commercial loans
Commercial real estate	2,573	2,863	—
Multifamily	3,107	3,410	—
Construction/land development	2,583	3,047	—
Commercial business	2,008	2,375	—
	10,271	11,695	—
	$89,785	$93,439	$—
With an allowance recorded:
Consumer loans
Single family	$1,306	$1,419	$213
Home equity and other	638	638	68
	1,944	2,057	281
Commercial loans
Commercial real estate	562	611	15
Commercial business	927	987	265
	1,489	1,598	280
	$3,433	$3,655	$561
Total:
Consumer loans
Single family(3)	$80,029	$82,294	$213
Home equity and other	1,429	1,507	68
	81,458	83,801	281
Commercial loans
Commercial real estate	3,135	3,474	15
Multifamily	3,107	3,410	—
Construction/land development	2,583	3,047	—
Commercial business	2,935	3,362	265
	11,760	13,293	280
Total impaired loans	$93,218	$97,094	$561

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $77.4 million in performing TDRs.

	At December 31, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$78,240	$80,486	$—
Home equity and other	955	1,033	—
	79,195	81,519	—
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	1,373	1,475	—
	11,352	12,539	—
	$90,547	$94,058	$—
With an allowance recorded:
Consumer loans
Single family	$1,505	$1,618	$219
Home equity and other	656	656	75
	2,161	2,274	294
Commercial loans
Commercial business	965	1,019	273
	965	1,019	273
	$3,126	$3,293	$567
Total:
Consumer loans
Single family(3)	$79,745	$82,104	$219
Home equity and other	1,611	1,689	75
	81,356	83,793	294
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	2,338	2,494	273
	12,317	13,558	273
Total impaired loans	$93,673	$97,351	$567

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.7 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended March 31,
(in thousands)	2016	2015

Consumer loans
Single family	$79,887	$78,285
Home equity and other	1,520	2,497
	81,407	80,782
Commercial loans
Commercial real estate	3,134	24,858
Multifamily	3,120	3,453
Construction/land development	3,148	5,470
Commercial business	2,636	3,499
	12,038	37,280
	$93,445	$118,062

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At March 31, 2016
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,195,764	(1)	$4,179	$17,572	$14,192	$1,231,707
Home equity and other	273,158		71	671	1,505	275,405
	1,468,922		4,250	18,243	15,697	1,507,112
Commercial loans
Commercial real estate	593,723		62,243	3,322	2,644	661,932
Multifamily	522,256		19,431	1,651	549	543,887
Construction/land development	607,600		10,499	10,625	1,096	629,820
Commercial business	169,832		38,963	2,661	1,628	213,084
	1,893,411		131,136	18,259	5,917	2,048,723
	$3,362,333		$135,386	$36,502	$21,614	$3,555,835

(1)
Includes $18.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of March 31, 2016 and 2015, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2015 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At March 31, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$10,624	$4,173	$41,410	$56,207	$1,175,500	(1)	$1,231,707	$32,487	(2)
Home equity and other	1,017	71	1,505	2,593	272,812		275,405	2
	11,641	4,244	42,915	58,800	1,448,312		1,507,112	32,489
Commercial loans
Commercial real estate	2,433	—	3,120	5,553	656,379		661,932	—
Multifamily	—	—	113	113	543,774		543,887	—
Construction/land development	—	—	1,003	1,003	628,817		629,820	—
Commercial business	2,001	—	1,367	3,368	209,716		213,084	17
	4,434	—	5,603	10,037	2,038,686		2,048,723	17
	$16,075	$4,244	$48,518	$68,837	$3,486,998		$3,555,835	$32,506

	At December 31, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing(2)

Consumer loans
Single family	$7,098	$3,537	$48,714	$59,349	$1,143,831	(1)	$1,203,180	$36,595	(2)
Home equity and other	1,095	398	1,576	3,069	253,304		256,373	—
	8,193	3,935	50,290	62,418	1,397,135		1,459,553	36,595
Commercial loans
Commercial real estate	233	—	2,341	2,574	598,129		600,703	—
Multifamily	—	—	119	119	426,438		426,557	—
Construction/land development	77	—	339	416	582,744		583,160	—
Commercial business	—	—	692	692	153,570		154,262	17
	310	—	3,491	3,801	1,760,881		1,764,682	17
	$8,503	$3,935	$53,781	$66,219	$3,158,016		$3,224,235	$36,612

(1)
Includes $18.3 million and $21.5 million of loans at March 31, 2016 and December 31, 2015, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,222,784	(1)	$8,923	$1,231,707
Home equity and other	273,902		1,503	275,405
	1,496,686		10,426	1,507,112
Commercial loans
Commercial real estate	658,812		3,120	661,932
Multifamily	543,774		113	543,887
Construction/land development	628,816		1,004	629,820
Commercial business	211,735		1,349	213,084
	2,043,137		5,586	2,048,723
	$3,539,823		$16,012	$3,555,835

	At December 31, 2015
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,191,061	(1)	$12,119	$1,203,180
Home equity and other	254,797		1,576	256,373
	1,445,858		13,695	1,459,553
Commercial loans
Commercial real estate	598,362		2,341	600,703
Multifamily	426,438		119	426,557
Construction/land development	582,821		339	583,160
Commercial business	153,588		674	154,262
	1,761,209		3,473	1,764,682
	$3,207,067		$17,168	$3,224,235

(1)
Includes $18.3 million and $21.5 million of loans at March 31, 2016 and December 31, 2015, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended March 31, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	5	$1,020	$—
	Payment restructure	15	3,171	—
Total consumer
	Interest rate reduction	5	1,020	—
	Payment restructure	15	3,171	—
		20	4,191	—
Total loans
	Interest rate reduction	5	1,020	—
	Payment restructure	15	3,171	—
		20	$4,191	$—

	Three Months Ended March 31, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$2,390	$—
Home equity and other
	Interest rate reduction	1	37	—
Total consumer
	Interest rate reduction	12	2,427	—
Total loans
	Interest rate reduction	12	2,427	—
		12	$2,427	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2016 and 2015, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2016		2015
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	1	$271	6	$1,498
	1	271	6	1,498
	1	$271	6	$1,498

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2016	At December 31, 2015

Noninterest-bearing accounts	$880,985	$643,028
NOW accounts, 0.00% to 1.00% at March 31, 2016 and December 31, 2015	495,467	408,477
Statement savings accounts, due on demand, 0.00% to 1.00% at March 31, 2016 and December 31, 2015	300,952	292,092
Money market accounts, due on demand, 0.00% to 1.45% at March 31, 2016 and December 31, 2015	1,244,064	1,155,464
Certificates of deposit, 0.05% to 3.80% at March 31, 2016 and December 31, 2015	901,559	732,892
	$3,823,027	$3,231,953

There were $2.7 million in public funds included in deposits at both March 31, 2016 and December 31, 2015.

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2016	2015

NOW accounts	$492	$322
Statement savings accounts	254	255
Money market accounts	1,367	1,139
Certificates of deposit	1,456	866
	$3,569	$2,582

The weighted-average interest rates on certificates of deposit at March 31, 2016 and December 31, 2015 were 0.91% and 0.96% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2016

Within one year	$625,698
One to two years	207,524
Two to three years	24,901
Three to four years	28,347
Four to five years	15,089
$901,559

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2016 and December 31, 2015 was $376.0 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2016 and December 31, 2015 was $76.5 million and $81.7 million, respectively. There were $223.6 million and $120.3 million of brokered deposits at March 31, 2016 and December 31, 2015, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at March 31, 2016 or December 31, 2015. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At March 31, 2016 and December 31, 2015, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2015 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2016
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,939,613	$5,384	$(8,399)
Interest rate swaptions	90,000	14	—
Interest rate lock and purchase loan commitments	856,195	28,497	(15)
Interest rate swaps	1,455,050	42,367	(13,403)
Total derivatives before netting	$4,340,858	76,262	(21,817)
Netting adjustment/Cash collateral (1)		(5,798)	18,724
Carrying value on consolidated statements of financial condition		$70,464	$(3,093)

	At December 31, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,069,102	$1,885	$(1,496)
Interest rate lock and purchase loan commitments	594,360	17,719	(8)
Interest rate swaps	1,109,350	8,670	(4,007)
Total derivatives before netting	$2,772,812	28,274	(5,511)
Netting adjustment/Cash collateral (1)		8,971	5,411
Carrying value on consolidated statements of financial condition		$37,245	$(100)

(1)
Includes cash collateral of $12.9 million and $14.4 million at March 31, 2016 and December 31, 2015 respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At March 31, 2016
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$76,262	$(5,798)	$70,464	$—	$70,464

Derivative liabilities	$(21,817)	$18,724	$(3,093)	$1,310	$(1,783)

	At December 31, 2015
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,274	$8,971	$37,245	$—	$37,245

Derivative liabilities	$(5,511)	$5,411	$(100)	$5	$(95)

(1)
Includes cash collateral of $12.9 million and $14.4 million at March 31, 2016 and December 31, 2015 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$(1,092)	$8,003
Mortgage servicing income (2)	31,707	12,234
	$30,615	$20,237

(1)	Comprised of IRLCs and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2016	At December 31, 2015

Single family	$683,059	$632,273
Multifamily	2,202	11,076
Other	11,431	6,814
Total loans held for sale	$696,692	$650,163

Loans sold consisted of the following.

	Three Months Ended March 31,
(in thousands)	2016	2015

Single family	$1,471,583	$1,316,959
Multifamily	47,970	26,173
Other	11,143	—
Total loans sold	$1,530,696	$1,343,132

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2016	2015

Single family:
Servicing value and secondary market gains(1)	$54,127	$56,289
Loan origination and funding fees	5,328	4,455
Total single family	59,455	60,744
Multifamily	1,529	939
Other	279	204
Total net gain on mortgage loan origination and sale activities	$61,263	$61,887

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At March 31, 2016	At December 31, 2015

Single family
U.S. government and agency	$15,302,363	$14,628,596
Other	678,569	719,215
	15,980,932	15,347,811
Commercial
Multifamily	946,191	924,367
Other	62,566	79,513
	1,008,757	1,003,880
Total loans serviced for others	$16,989,689	$16,351,691

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies, of this Form 10-Q.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2016	2015

Balance, beginning of period	$2,922	$1,956
Additions (1)	27	487
Realized losses (2)	(224)	(332)
Balance, end of period	$2,725	$2,111

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $8.6 million and $9.6 million were recorded in other assets as of March 31, 2016 and December 31, 2015, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At March 31, 2016 and December 31, 2015, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $31.0 million and $29.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2016	2015

Servicing income, net:
Servicing fees and other	$12,530	$9,063
Changes in fair value of single family MSRs due to modeled amortization (1)	(7,257)	(9,235)
Amortization of multifamily MSRs	(637)	(454)
	4,636	(626)
Risk management, single family MSRs:
Changes in fair value due to changes in model inputs and/or assumptions (2)	(28,214)	(7,311)
Net gain from derivatives economically hedging MSR	31,707	12,234
	3,493	4,923
Mortgage servicing income	$8,129	$4,297

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

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

	Three Months Ended March 31,
(rates per annum) (1)	2016	2015

Constant prepayment rate ("CPR") (2)	17.28%	16.13%
Discount rate (3)	10.25%	10.32%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2016

Fair value of single family MSR	$133,449
Expected weighted-average life (in years)	4.19
Constant prepayment rate (1)	19.65%
Impact on 25 basis points adverse change	$(15,116)
Impact on 50 basis points adverse change	$(30,982)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(3,680)
Impact on fair value of 200 basis points increase	$(7,157)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2016	2015

Beginning balance	$156,604	$112,439
Additions and amortization:
Originations	12,316	14,813
Purchases	—	3
Changes due to modeled amortization(1)	(7,257)	(9,235)
Net additions and amortization	5,059	5,581
Changes in fair value due to changes in model inputs and/or assumptions (2)	(28,214)	(7,311)
Ending balance	$133,449	$110,709

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2016	2015

Beginning balance	$14,651	$10,885
Origination	1,388	582
Amortization	(637)	(454)
Ending balance	$15,402	$11,013

At March 31, 2016, the expected weighted-average life of the Company’s multifamily MSRs was 10 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2016

Remainder of 2016	$1,734
2017	2,201
2018	2,045
2019	1,938
2020	1,806
2021 and thereafter	5,678
Carrying value of multifamily MSR	$15,402

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2016 and December 31, 2015 was $50.4 million and $52.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $438.1 million and $456.4 million at March 31, 2016 and December 31, 2015, respectively. Unused home equity and commercial banking funding lines totaled $237.7 million and $216.5 million at March 31, 2016 and December 31, 2015, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.1 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2016 and December 31, 2015, the total unpaid principal balance of loans sold under this program was $946.2 million and $924.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $3.2 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2016 and 2015.

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

The Company does not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify the FHA or VA against losses. The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company. In general, once an FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA residential mortgage loan to minimize the cost of interest advances on the loan. If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

1 DUS® is a registered trademark of Fannie Mae	40

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $16.04 billion and $15.43 billion as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.7 million and $2.9 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2016, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of March 31, 2016.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement within our 2015 Annual Report on Form 10-K.

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
Loans held for investment
Loans held for investment, excluding collateral dependent loans and loans transferred from held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments

For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of the 2015 Annual Report on Form 10-K. Estimated fair value classified as Level 3.
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement
Interest rate lock and purchase loan commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at March 31, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$82,395	$—	$82,395	$—
Commercial	24,630	—	24,630	—
Municipal bonds	228,924	—	228,924	—
Collateralized mortgage obligations:
Residential	112,176	—	112,176	—
Commercial	83,822	—	83,822	—
Corporate debt securities	80,852	—	80,852	—
U.S. Treasury securities	41,026	—	41,026	—
Single family mortgage servicing rights	133,449	—	—	133,449
Single family loans held for sale	687,656	—	642,098	45,558
Single family loans held for investment	18,327	—	—	18,327
Derivatives
Forward sale commitments	5,384	—	5,384	—
Interest rate swaptions	14	—	14	—
Interest rate lock and purchase loan commitments	28,497	—	—	28,497
Interest rate swaps	42,367	—	42,367	—
Total assets	$1,569,519	$—	$1,343,688	$225,831
Liabilities:
Derivatives
Forward sale commitments	$8,399	$—	$8,399	$—
Interest rate lock and purchase loan commitments	15	—	—	15
Interest rate swaps	13,403	—	13,403	—
Total liabilities	$21,817	$—	$21,802	$15

(in thousands)	Fair Value at December 31, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$68,101	$—	$68,101	$—
Commercial	17,851	—	17,851	—
Municipal bonds	171,869	—	171,869	—
Collateralized mortgage obligations:
Residential	84,497	—	84,497	—
Commercial	79,133	—	79,133	—
Corporate debt securities	78,736	—	78,736	—
U.S. Treasury securities	40,964	—	40,964	—
Single family mortgage servicing rights	156,604	—	—	156,604
Single family loans held for sale	632,273	—	582,951	49,322
Single family loans held for investment	21,544	—	—	21,544
Derivatives
Forward sale commitments	1,884	—	1,884	—
Interest rate swaptions	—	—	—	—
Interest rate lock and purchase loan commitments	17,719	—	—	17,719
Interest rate swaps	8,670	—	8,670	—
Total assets	$1,379,845	$—	$1,134,656	$245,189
Liabilities:
Derivatives
Forward sale commitments	$1,496	$—	$1,496	$—
Interest rate lock and purchase loan commitments	8	—	—	8
Interest rate swaps	4,007	—	4,007	—
Total liabilities	$5,511	$—	$5,503	$8

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2016 and 2015, see Note 7, Mortgage Banking Operations of this Form 10-Q.

During the first quarter of 2016, the Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company has elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $18.3 million at March 31, 2016.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At March 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$18,327	Income approach	Implied spread to benchmark interest rate curve	4.22%	4.66%	4.40%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$21,544	Income approach	Implied spread to benchmark interest rate curve	3.26%	4.35%	4.01%

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for sale where fair value option was elected.

(dollars in thousands)	At March 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$45,558	Income approach	Implied spread to benchmark interest rate curve	4.07%	5.96%	4.45%
			Market price movement from comparable bond	—%	0.55%	0.38%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$49,322	Income approach	Implied spread to benchmark interest rate curve	2.68%	7.62%	3.91%
			Market price movement from comparable bond	(0.43)%	(0.06)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended March 31,
(in thousands)	2016	2015

Beginning balance, net	$17,711	$11,933
Total realized/unrealized gains(1)	44,528	55,986
Settlements	(33,757)	(41,900)
Ending balance, net	$28,482	$26,019

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized gains (losses) of $28.5 million and $26.0 million for the three months ended March 31, 2016 and 2015, respectively, recognized on interest rate lock and purchase loan commitments outstanding at March 31, 2016 and 2015, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At March 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$28,482	Income approach	Fall out factor	0.80%	64.62%	13.19%
			Value of servicing	0.42%	2.05%	0.87%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$17,711	Income approach	Fall out factor	0.60%	61.16%	15.80%
			Value of servicing	0.53%	1.71%	0.80%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three months ended March 31, 2016 and 2015, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During three months ended March 31, 2016, the Company did not apply any adjustments to the stated value of such loans. During three months ended March 31, 2015, the Company applied a range of stated value adjustments of 25.0% to 48.4%, with a weighted average of 33.0%. During the three months ended March 31, 2016 and 2015, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three months ended March 31, 2016 and 2015 and still held at the end of the respective reporting period.

	Three Months Ended March 31, 2016
(in thousands)	Fair Value of Assets Held at March 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,619	$—	$—	$2,619	$(34)
Other real estate owned(2)	5,485	—	—	5,485	(391)
Total	$8,104	$—	$—	$8,104	$(425)

	Three Months Ended March 31, 2015
(in thousands)	Fair Value of Assets Held at March 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$8,347	$—	$—	$8,347	$13
Other real estate owned(2)	195	—	—	195	(168)
Total	$8,542	$—	$—	$8,542	$(155)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$46,356	$46,356	$46,356	$—	$—
Investment securities held to maturity	33,256	31,763	—	31,763	—
Loans held for investment	3,505,224	3,546,034	—	—	3,546,034
Loans held for sale - transferred from held for investment	6,834	6,834	—	—	6,834
Loans held for sale – multifamily	2,202	2,202	—	2,202	—
Mortgage servicing rights – multifamily	15,402	17,198	—	—	17,198
Federal Home Loan Bank stock	40,548	40,548	—	40,548	—
Liabilities:
Deposits	$3,823,027	$3,805,945	$—	$3,805,945	$—
Federal Home Loan Bank advances	883,574	887,529	—	887,529	—
Long-term debt	61,857	60,260	—	60,260	—

	At December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$32,684	$32,684	$32,684	$—	$—
Investment securities held to maturity	31,013	31,387	—	31,387	—
Loans held for investment	3,171,176	3,255,740	—	—	3,255,740
Loans held for sale - transferred from held for investment	6,814	6,814	—	—	6,814
Loans held for sale – multifamily	11,076	11,076	—	11,076	—
Mortgage servicing rights – multifamily	14,651	16,412	—	—	16,412
Federal Home Loan Bank stock	44,342	44,342	—	44,342	—
Liabilities:
Deposits	$3,231,953	$3,229,670	$—	$3,229,670	$—
Federal Home Loan Bank advances	1,018,159	1,021,344	—	1,021,344	—
Long-term debt	61,857	60,239	—	60,239	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2016	2015

Net income	$6,407	$10,304
Weighted average shares:
Basic weighted-average number of common shares outstanding	23,676,506	17,158,303
Dilutive effect of outstanding common stock equivalents (1)	200,870	196,773
Diluted weighted-average number of common stock outstanding	23,877,376	17,355,076
Earnings per share:
Basic earnings per share	$0.27	$0.60
Diluted earnings per share	$0.27	$0.59

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2016 and 2015 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero and 102,382 at March 31, 2016 and 2015, respectively.

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

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS® business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment is also responsible for the management of the Company's portfolio of investment securities.

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

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,045	$35,646	$40,691
Provision for credit losses	—	1,400	1,400
Noninterest income	67,065	4,643	71,708
Noninterest expense	64,723	36,630	101,353
Income before income taxes	7,387	2,259	9,646
Income tax expense	2,522	717	3,239
Net income	$4,865	$1,542	$6,407
Total assets	$904,252	$4,513,000	$5,417,252

	Three Months Ended March 31, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,627	$25,107	$30,734
Provision for credit losses	—	3,000	3,000
Noninterest income	65,292	10,081	75,373
Noninterest expense	53,816	35,666	89,482
Income (loss) before income taxes	17,103	(3,478)	13,625
Income tax expense	6,785	(3,464)	3,321
Net income (loss)	$10,318	$(14)	$10,304
Total assets	$1,050,614	$3,553,789	$4,604,403

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

NOTE 12–ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended March 31,
(in thousands)	2016	2015

Beginning balance	$(2,449)	$1,546
Other comprehensive income before reclassifications	6,633	2,167
Amounts reclassified from accumulated other comprehensive income	(23)	—
Net current-period other comprehensive income	6,610	2,167
Ending balance	$4,161	$3,713

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 31,
(in thousands)	2016	2015

Gain on sale of investment securities available for sale	$35	$—
Income tax expense	12	—
Total, net of tax	$23	$—

NOTE 13–SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
costs associated with the integration of new personnel from growth through acquisitions and hiring initiatives, including increased salary costs, and time and attention required from our management team to identify, investigate and successfully complete such acquisitions;

•	our ability to control costs while meeting operational needs and retaining key members of our senior management team and other key managers and business producers;

•	our ability to implement and maintain appropriate disclosure controls and procedures and internal controls over financial reporting;

•
our ability to achieve compliance with complex new regulatory requirements, including laws and regulations such as those related to the Dodd-Frank Act and the Final Truth In Lending Act ("TILA")/Real Estate Settlement Procedures Act ("RESPA") Integrated Disclosure Rule (“Rule”) which took effect on October 3, 2015;

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

•
general economic conditions, either nationally or in our market area, including increases in mortgage interest rates, declines in housing refinance activities, changes in the availability and affordability of single family housing, employment trends, business contraction, consumer confidence, real estate values and other economic pressures;

•
the effect on our mortgage origination and resale operations of changes in mortgage markets generally, including the uncertain impact on the market for non-qualified mortgage loans resulting from regulations which took effect in January 2014, changes in monetary policies and economic trends and initiatives that affect our mortgage origination and servicing operations;

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

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2015 Annual Report on Form 10-K.

Summary Financial Data

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

Income statement data (for the period ended):
Net interest income	$40,691	$39,740	$39,634	$38,230	$30,734
Provision for credit losses	1,400	1,900	700	500	3,000
Noninterest income	71,708	65,409	67,468	72,987	75,373
Noninterest expense	101,353	92,725	92,026	92,335	89,482
Income before income taxes	9,646	10,524	14,376	18,382	13,625
Income tax expense	3,239	1,846	4,415	6,006	3,321
Net income	$6,407	$8,678	$9,961	$12,376	$10,304
Basic income per share	$0.27	$0.39	$0.45	$0.56	$0.60
Diluted income per share	$0.27	$0.39	$0.45	$0.56	$0.59
Common shares outstanding	24,550,219	22,076,534	22,061,702	22,065,249	22,038,748
Weighted average number of shares outstanding:
Basic	23,676,506	22,050,022	22,035,317	22,028,539	17,158,303
Diluted	23,877,376	22,297,183	22,291,810	22,292,734	17,355,076
Shareholders' equity per share	$21.55	$21.08	$20.87	$20.29	$19.94
Financial position (at period end):
Cash and cash equivalents	$46,356	$32,684	$37,303	$46,197	$56,864
Investment securities	687,081	572,164	602,018	509,545	476,102
Loans held for sale	696,692	650,163	882,319	972,183	865,322
Loans held for investment, net	3,523,551	3,192,720	3,012,943	2,900,675	2,828,177
Mortgage servicing rights	148,851	171,255	146,080	153,237	121,722
Other real estate owned	7,273	7,531	8,273	11,428	11,589
Total assets	5,417,252	4,894,495	4,975,653	4,866,248	4,604,403
Deposits	3,823,027	3,231,953	3,307,693	3,322,653	3,344,223
Federal Home Loan Bank advances	883,574	1,018,159	1,025,745	922,832	669,419
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	9,450
Shareholders' equity	$529,132	$465,275	$460,458	$447,726	$439,395
Financial position (averages):
Investment securities	$625,695	$584,519	$539,330	$506,904	$462,762
Loans held for investment	3,399,479	3,120,644	2,975,624	2,861,223	2,370,763
Total interest-earning assets	4,629,507	4,452,326	4,394,557	4,266,382	3,473,652
Total interest-bearing deposits	2,734,975	2,587,125	2,573,512	2,626,925	2,205,585
Federal Home Loan Bank advances	896,726	987,803	887,711	783,801	515,958
Federal funds purchased and securities sold under agreements to repurchase	—	100	—	4,336	41,734
Total interest-bearing liabilities	3,693,558	3,636,885	3,523,080	3,476,919	2,825,134
Shareholders’ equity	$510,883	$470,635	$460,489	$455,721	$370,008

Summary Financial Data (continued)

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

Financial performance:
Return on average shareholders' equity (1)	5.02%	7.38%	8.65%	10.86%	11.14%
Return on average assets	0.51%	0.71%	0.83%	1.06%	1.08%
Net interest margin (2)	3.55%	3.61%	3.67%	3.63%	3.60%
Efficiency ratio (3)	90.17%	88.18%	85.92%	83.02%	84.33%
Asset quality:
Allowance for credit losses	$32,423	$30,659	$27,887	$26,448	$25,628
Allowance for loan losses/total loans (4)	0.88%	0.91%	0.89%	0.88%	0.87%
Allowance for loan losses/nonaccrual loans	195.51%	170.54%	138.27%	120.97%	117.48%
Total nonaccrual loans (5)(6)	$16,012	$17,168	$19,470	$21,308	$21,209
Nonaccrual loans/total loans	0.45%	0.53%	0.64%	0.73%	0.74%
Other real estate owned	$7,273	$7,531	$8,273	$11,428	$11,589
Total nonperforming assets (6)	$23,285	$24,699	$27,743	$32,736	$32,798
Nonperforming assets/total assets	0.43%	0.50%	0.56%	0.67%	0.71%
Net (recoveries) charge-offs	$(364)	$(872)	$(739)	$(320)	$(104)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.17%	9.45%	9.69%	9.46%	11.47%	(7)
Tier 1 common equity risk-based capital (to risk-weighted assets)	13.09%	13.03%	13.35%	13.17%	13.75%
Tier 1 risk-based capital (to risk-weighted assets)	13.09%	13.03%	13.35%	13.17%	13.75%
Total risk-based capital (to risk-weighted assets)	13.93%	13.91%	14.15%	13.97%	14.57%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	10.50%	9.94%	10.00%	9.87%	11.95%	(7)
Tier 1 common equity risk-based capital (to risk-weighted assets)	10.60%	10.51%	10.65%	10.66%	11.12%
Tier 1 risk-based capital (to risk-weighted assets)	11.89%	11.93%	12.09%	12.02%	12.55%
Total risk-based capital (to risk-weighted assets)	12.63%	12.69%	12.79%	12.72%	13.26%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.07%, 1.10%, 1.11%, 1.12% and 1.15% at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $2.6 million, $1.2 million, $1.5 million, $1.2 million and $1.4 million of nonperforming loans guaranteed by the SBA at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(7)
March 31, 2015 Tier 1 leverage capital (to average assets) includes average assets from the Simplicity merger for one month. If the Simplicity merger had occurred on January 1, 2015, the Bank's Tier 1 leverage capital would have been 9.95% and the Company's Tier 1 leverage capital would have been 10.38% at March 31, 2015.

	At or for the Three Months Ended
(in thousands)	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$15,980,932	$15,347,811	$14,271,187	$12,980,045	$11,910,254
Multifamily	946,191	924,367	866,880	840,051	773,092
Other	62,566	79,513	86,567	83,982	83,574
Total loans serviced for others	$16,989,689	$16,351,691	$15,224,634	$13,904,078	$12,766,920

Loan production volumes:
Single family mortgage closed loans(1)(2)	$1,573,148	$1,648,735	$1,934,151	$2,022,656	$1,606,893
Single family mortgage interest rate lock commitments(2)	1,803,703	1,340,148	1,806,767	1,882,955	1,901,238
Single family mortgage loans sold(2)	1,471,583	1,830,768	1,965,223	1,894,387	1,316,959
Multifamily mortgage originations	39,094	53,279	47,342	79,789	24,428
Multifamily mortgage loans sold	$47,970	$63,779	$42,333	$72,459	$26,173

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Management’s Overview of First Quarter of 2016 Financial Performance

HomeStreet is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. HomeStreet, Inc. is a holding company whose operating subsidiaries are principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Bank converted from a Washington chartered savings bank to a Washington chartered commercial bank as of February 28, 2016. In connection with this bank charter conversion, HomeStreet, Inc. also became a bank holding company and elected to be a financial holding company on the same date.

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

With the March 2015 Simplicity Bancorp ("Simplicity") merger, we added commercial and consumer banking products and services, including seven retail bank branches, to our then existing Southern California single family mortgage lending office network. Continuing our expansion into central and eastern Washington that we began with our acquisition of Yakima National Bank in 2014, in December 2015 we acquired a branch in Dayton, Washington, expanding our operations in eastern Washington.

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

On February 1, 2016, we continued our expansion in Southern California by acquiring Orange County Business Bank ("OCBB") located in Irvine, California. Also on February 1, 2016, OCBB was merged with and into HomeStreet Bank. The purchase price of this acquisition was $55.9 million. The addition of OCBB’s branch plus two de novo bank branches opened in San Diego during the first quarter of 2016 brings HomeStreet’s Southern California retail deposit branch network to ten locations.

At March 31, 2016, we had total assets of $5.42 billion, net loans held for investment of $3.52 billion, deposits of $3.82 billion and shareholders’ equity of $529.1 million. Through the OCBB acquisition, we added $188.5 million of assets, $125.8 million of loans, $126.5 million of deposits and $8.8 million of goodwill.

Results for the first quarter of 2016 reflect the continued growth of our mortgage banking business and expansion of our commercial and consumer business. During the past twelve months, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added 12 lending centers and eight retail deposit branches to bring our total home loan centers to 65, our total commercial lending centers to eight and our total retail deposit branches to 48.

1 DUS® is a registered trademark of Fannie Mae	58

Consolidated Financial Performance

	At or for the Three Months Ended March 31,
(in thousands, except per share data and ratios)	2016	2015

Selected statement of operations data
Total net revenue (1)	$112,399	$106,107
Total noninterest expense	101,353	89,482
Provision for credit losses	1,400	3,000
Income tax expense	3,239	3,321
Net income	$6,407	$10,304

Financial performance
Diluted income per share	$0.27	$0.59
Return on average common shareholders’ equity	5.02%	11.14%
Return on average assets	0.51%	1.08%
Net interest margin	3.55%	3.60%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income was $1.5 million for the first quarter of 2016 compared to a net loss of $14 thousand for the first quarter of 2015. The increase in net income is primarily due to higher net interest income from higher average balances of interest-earning assets, partially offset by higher noninterest expense. Included in net income for three months ended March 31, 2016 were merger-related expenses, net of tax, of $3.4 million. Included in net income during the three months ended March 31, 2015 were merger-related expenses, net of tax, of $7.9 million, partially offset by a bargain purchase gain of $6.6 million.

Commercial and Consumer Banking segment net interest income was $35.6 million for the first quarter of 2016, an increase of $10.5 million, or 42.0%, from $25.1 million for the first quarter of 2015, reflecting higher average balances of loans held for investment as a result of organic growth and acquisitions.

The Company recorded $1.4 million of provision for credit losses for the first quarter of 2016 compared to $3.0 million for the first quarter of 2015. Net recoveries were $364 thousand in the first quarter of 2016 compared to net recoveries of $104 thousand in the first quarter of 2015. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.88% of loans held for investment at March 31, 2016 compared to 0.87% at March 31, 2015. Excluding acquired loans, the allowance for loan losses was 1.07% of loans held for investment at March 31, 2016 compared to 1.15% at March 31, 2015. Nonperforming assets were $23.3 million, or 0.43% of total assets at March 31, 2016, compared to $32.8 million, or 0.71% of total assets at March 31, 2015.

Commercial and Consumer Banking segment noninterest expense of $36.6 million for the first quarter of 2016 increased $1.0 million, or 2.7%, from $35.7 million for the first quarter of 2015, primarily due to the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. Over the past 12 months, we added 8 retail deposit branches, six de novo and two from acquisitions, and increased the segment's headcount by 17.6%. During the same period, the commercial and consumer banking segment further expanded its commercial lending business with the launch of HomeStreet commercial capital and the addition of a team specializing in SBA lending, while opening four commercial lending centers.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $4.9 million for the first quarter of 2016, compared to net income of $10.3 million for the first quarter of 2015. The 52.8% decrease in net income is primarily due to higher noninterest expense resulting from the continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory and disclosure requirements for the mortgage industry.

Mortgage Banking noninterest income of $67.1 million for the first quarter of 2016 increased $1.8 million, or 2.72%, from $65.3 million for the first quarter of 2015, primarily due to a $3.5 million, or 89.5% increase in mortgage servicing income, partially offset by a $1.3 million, or 2.1%, decrease in net gain on mortgage loan origination and sale activities.

Mortgage Banking noninterest expense of $64.7 million for the first quarter of 2016 increased $10.9 million, or 20.27%, from $53.8 million for the first quarter of 2015, primarily due to higher salary and related expenses and general and administrative expenses resulting from overall growth in personnel and expansion into new markets. We added eight home loan centers and increased the segment's headcount by 28.3% during the past twelve months.

Regulatory Matters

The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at March 31, 2016 were 10.17% and 13.93%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios at March 31, 2016 were 10.50% and 12.63%, respectively. At December 31, 2015, the Bank's Tier 1 leverage and total risk-based capital ratios were 9.46% and 13.92%. The Company's Tier 1 leverage and total risk-based capital ratios at December 31, 2015 were 9.95% and 12.70%, respectively.

For more on the Basel III requirements as they apply to us, please see “Capital Management" within the Liquidity and Capital Resources section of this Form 10-Q.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Fair Value of Financial Instruments

•	Single Family mortgage servicing rights ("MSRs")

•	Other real estate owned ("OREO")

•	Income Taxes

•	Business Combinations

These policies and estimates are described in further detail in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2015 Annual Report on Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2016			2015
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$40,038	$44	0.44%	$49,376	$24	0.20%
Investment securities	625,695	3,766	2.41%	462,762	2,980	2.58%
Loans held for sale	564,295	5,487	3.90%	590,751	5,664	3.84%
Loans held for investment	3,399,479	37,278	4.38%	2,370,763	26,023	4.41%
Total interest-earning assets	4,629,507	46,575	4.02%	3,473,652	34,691	4.01%
Noninterest-earning assets (2)	402,697			341,539
Total assets	$5,032,204			$3,815,191
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$415,725	492	0.48%	$176,247	$180	0.41%
Savings accounts	296,539	254	0.34%	232,582	265	0.46%
Money market accounts	1,187,476	1,364	0.46%	1,064,567	1,135	0.43%
Certificate accounts	835,235	1,525	0.73%	732,189	1,029	0.57%
Total interest-bearing deposits	2,734,975	3,635	0.53%	2,205,585	2,609	0.48%
Federal Home Loan Bank advances	896,726	1,419	0.63%	515,958	612	0.48%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	41,734	26	0.25%
Long-term debt	61,857	311	1.99%	61,857	265	1.74%
Total interest-bearing liabilities	3,693,558	5,365	0.59%	2,825,134	3,512	0.50%
Noninterest-bearing liabilities	827,763			620,049
Total liabilities	4,521,321			3,445,183
Shareholders’ equity	510,883			370,008
Total liabilities and shareholders’ equity	$5,032,204			$3,815,191
Net interest income (3)		$41,210			$31,179
Net interest spread			3.43%			3.51%
Impact of noninterest-bearing sources			0.12%			0.09%
Net interest margin			3.55%			3.60%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $519 thousand and $445 thousand for the three months ended March 31, 2016 and 2015 , respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $664 thousand and $328 thousand for the three months ended March 31, 2016 and 2015, respectively.

Net Income

For the three months ended March 31, 2016, net income was $6.4 million, a decrease of $3.9 million, or 37.8%, from $10.3 million for the three months ended March 31, 2015. Included in net income for the three months ended March 31, 2016 were merger-related expenses, net of tax, of $3.4 million. Included in net income during the three months ended March 31, 2015 were merger-related expenses, net of tax, of $7.9 million, partially offset by a bargain purchase gain of $6.6 million.

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

Net interest income on a tax equivalent basis for the first quarter of 2016 increased $10.0 million, or 32.2%, from the first quarter of 2015. The net interest margin was 3.55% for the first quarter of 2016 compared to 3.60% for the first quarter of 2015. The decrease in the net interest margin was primarily due to an increase in the cost of interest-bearing liabilities, partially offset by an increase in noninterest-bearing liabilities.

Total average interest-earning assets increased 33.3% from the first quarter of 2015 primarily as a result of growth in average loans held for investment, both organically and through merger activities. Additionally, the growth in our average loans held for investment resulted from increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment.

Total interest income on a tax equivalent basis in the first quarter of 2016 increased $11.9 million, or 34.3%, from the first quarter of 2015 resulting from higher average balances of loans held for investment, which increased $1.03 billion, or 43.4%, from the first quarter of 2015.

Total interest expense in the first quarter of 2016 increased $1.9 million, or 52.8% from the first quarter of 2015 primarily resulting from higher average balances of interest-bearing deposits and FHLB advances.

Provision for Credit Losses

We recorded a provision for credit losses of $1.4 million for first quarter of 2016 compared to a provision of $3.0 million for the first quarter of 2015.

Nonaccrual loans were $16.0 million at March 31, 2016, a decrease of $1.2 million, or 6.7%, from $17.2 million at December 31, 2015. Nonaccrual loans as a percentage of total loans decreased to 0.45% at March 31, 2016 from 0.53% at December 31, 2015.

Net recoveries were $364 thousand in the first quarter of 2016 compared to net recoveries of $104 thousand in the first quarter of 2015. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$61,263	$61,887	$(624)	(1)%
Mortgage servicing income	8,129	4,297	3,832	89
Income from WMS Series LLC	136	564	(428)	(76)
Depositor and other retail banking fees	1,595	1,139	456	40
Insurance agency commissions	394	415	(21)	(5)
Gain on sale of investment securities available for sale	35	—	35	NM
Bargain purchase gain	—	6,628	(6,628)	(100)
Other	156	443	(287)	(65)
Total noninterest income	$71,708	$75,373	$(3,665)	(5)%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decrease in noninterest income in the first quarter of 2016 compared to the first quarter of 2015 was primarily the result of a bargain purchase gain of $6.6 million from the Simplicity merger included in noninterest income for the first quarter of 2015, partially offset by higher mortgage servicing income in the first quarter of 2016. Our servicing portfolio totaled $16.99 billion at March 31, 2016 compared to $12.77 billion at March 31, 2015.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Single family held for sale:
Servicing value and secondary market gains(1)	$54,127	$56,289	$(2,162)	(4)%
Loan origination and funding fees	5,328	4,455	873	20
Total single family held for sale	59,455	60,744	(1,289)	(2)
Multifamily	1,529	939	590	63
Other	279	204	75	37
Net gain on mortgage loan origination and sale activities	$61,263	$61,887	$(624)	(1)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Single family mortgage closed loan volume (1)	$1,573,148	$1,606,893	$(33,745)	(2)%
Single family mortgage interest rate lock commitments (1)	$1,803,703	1,901,238	$(97,535)	(5)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decrease in net gain on mortgage loan origination and sale activities in the first quarter of 2016 compared to the first quarter of 2015 reflected lower single family mortgage interest rate lock commitments. We continue to expand our mortgage lending network, growing production personnel by 12.1% at March 31, 2016 compared to March 31, 2015.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line of net gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies, to the financial statements in this Form 10-Q.

	Three Months Ended March 31,
(in thousands)	2016	2015

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(569)	(487)
Other changes in estimated repurchase losses(2)	542	—
	$(27)	$(487)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Servicing income, net:
Servicing fees and other	$12,530	$9,063	$3,467	38%
Changes in fair value of MSRs due to modeled amortization (1)	(7,257)	(9,235)	1,978	(21)
Amortization of multifamily MSRs	(637)	(454)	(183)	40
	4,636	(626)	5,262	(841)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(28,214)	(7,311)	(20,903)	286
Net gain (loss) from derivatives economically hedging MSRs	31,707	12,234	19,473	159
	3,493	4,923	(1,430)	(29)
Mortgage servicing income	$8,129	$4,297	$3,832	89%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

The increase in mortgage servicing income for the first quarter of 2016 compared to the first quarter of 2015 was primarily attributable to higher servicing income, partially offset by lower risk management results. The decrease in risk management results was primarily attributable to gains from model assumption adjustments in the first quarter of 2015 to better align modeled borrower prepayment behavior with observed borrower prepayment behavior. There was no model assumption adjustment in first quarter of 2016.

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

Mortgage servicing fees collected in the first quarter of 2016 increased compared to the first quarter of 2015 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $16.99 billion at March 31, 2016 compared to $12.77 billion at March 31, 2015.

Income from WMS Series LLC decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a 23.3% decrease in interest rate lock commitments and a 23.9% decrease in closed loan volume, which were $111.9 million and $98.6 million, respectively, for the first quarter of 2016 compared to $145.9 million and $129.6 million, respectively, for the same period in 2015.

Depositor and other retail banking fees for the first quarter of 2016 increased from the first quarter of 2015 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through merger activities. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Fees:
Monthly maintenance and deposit-related fees	$698	$515	183	36%
Debit Card/ATM fees	880	612	268	44
Other fees	17	12	5	42
Total depositor and other retail banking fees	$1,595	$1,139	456	40%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Noninterest expense
Salaries and related costs	$67,284	$57,593	$9,691	17%
General and administrative	15,522	12,825	2,697	21
Amortization of core deposit intangibles	532	336	196	58
Legal	443	467	(24)	(5)
Consulting	1,672	5,565	(3,893)	(70)
Federal Deposit Insurance Corporation assessments	716	525	191	36
Occupancy	7,155	5,840	1,315	23
Information services	7,534	6,120	1,414	23
Net cost of operation and sale of other real estate owned	495	211	284	135
Total noninterest expense	$101,353	$89,482	$11,871	13%

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Three Months Ended March 31,
(in thousands)	2016	2015

Noninterest expense
Salaries and related costs	$3,483	$5,931
General and administrative	337	749
Legal	76	284
Consulting	833	4,988
Occupancy	79	163
Information services	390	50
Total noninterest expense	$5,198	$12,165

The increase in noninterest expense in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to increased salaries and related costs, general and administrative costs, occupancy and information services costs, primarily a result of the growth in personnel in connection with our continued expansion of our commercial and consumer and mortgage banking businesses, both organically and through merger-related activities.

Income Tax Expense

For the first quarter of 2016, income tax provision was $3.2 million with an effective tax rate of 33.6% (inclusive of discrete items), compared to a provision of $1.8 million for the fourth quarter of 2015, and $3.3 million for the first quarter of 2015.
Our effective income tax rate for the first quarter of 2016 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, and low-income housing tax credit investments.

Review of Financial Condition – Comparison of March 31, 2016 to December 31, 2015

Total assets were $5.42 billion at March 31, 2016 and $4.89 billion at December 31, 2015. Through the OCBB merger, we added $188.5 million of acquired assets and $8.8 million of goodwill to the balance sheet in the first quarter of 2016.

Cash and cash equivalents were $46.4 million at March 31, 2016 compared to $32.7 million at December 31, 2015, an increase of $13.7 million, or 41.8%.

Investment securities were $687.1 million at March 31, 2016 compared to $572.2 million at December 31, 2015, an increase of $114.9 million, or 20.1%, primarily resulting from the execution of our strategic growth and diversification.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $33.3 million at March 31, 2016, which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At March 31, 2016		At December 31, 2015
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$82,395	13%	$68,101	13%
Commercial	24,630	4	17,851	3
Municipal bonds	228,924	35	171,869	32
Collateralized mortgage obligations:
Residential	112,176	17	84,497	16
Commercial	83,822	13	79,133	15
Corporate debt securities	80,852	12	78,736	15
U.S. Treasury securities	41,026	6	40,964	7
Total investment securities available for sale	$653,825	100%	$541,151	100%

Loans held for sale were $696.7 million at March 31, 2016 compared to $650.2 million at December 31, 2015, an increase of $46.5 million, or 7.2%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to an increase in single family loans held for sale during the first quarter of 2016.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2016		At December 31, 2015
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,231,707	34.6%	$1,203,180	37.3%
Home equity and other	275,405	7.8	256,373	8.0
	1,507,112	42.4	1,459,553	45.3
Commercial loans:
Commercial real estate (2)	661,932	18.6	600,703	18.6
Multifamily	543,887	15.3	426,557	13.2
Construction/ land development	629,820	17.7	583,160	18.1
Commercial business	213,084	6.0	154,262	4.8
	2,048,723	57.6	1,764,682	54.7
	3,555,835	100.0%	3,224,235	100.0%
Net deferred loan fees and costs	(979)		(2,237)
	3,554,856		3,221,998
Allowance for loan losses	(31,305)		(29,278)
	$3,523,551		$3,192,720

(1)
Includes $18.3 million and $21.5 million at March 31, 2016 and December 31, 2015, respectively, of loans at where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
March 31, 2016 and December 31, 2015 balances comprised of $181.4 million and $154.9 million of owner-occupied loans, respectively, and $480.5 million and $445.8 million of non-owner-occupied loans, respectively.

Loans held for investment, net increased $330.8 million, or 10.4%, from December 31, 2015. Our single family loan portfolio increased $28.5 million from December 31, 2015. Our multifamily loan portfolio increased $117.3 million from December 31, 2015, primarily as a result of the growth of our commercial portfolio, both organically and through acquisitions. Our construction loans, including commercial construction and residential construction, increased $46.7 million from December 31, 2015, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $148.9 million at March 31, 2016 compared to $171.3 million at December 31, 2015, a decrease of $22.4 million, or 13.1%, as a result of changes in model assumptions, including prepayment speed assumptions.

Federal Home Loan Bank stock was $40.5 million at March 31, 2016 compared to $44.3 million at December 31, 2015, a decrease of $3.8 million, or 8.6%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $179.2 million at March 31, 2016, compared to $148.4 million at December 31, 2015, an increase of $30.8 million, or 20.8%, primarily attributable to overall company growth and an increase in derivative assets.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At March 31, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$452,267	11.8%	$370,523	11.5%
Interest-bearing transaction and savings deposits:
NOW accounts	495,467	13.0	408,477	12.6
Statement savings accounts due on demand	300,952	7.9	292,092	9.0
Money market accounts due on demand	1,244,064	32.5	1,155,464	35.8
Total interest-bearing transaction and savings deposits	2,040,483	53.4	1,856,033	57.4
Total transaction and savings deposits	2,492,750	65.2	2,226,556	68.9
Certificates of deposit	901,559	23.6	732,892	22.7
Noninterest-bearing accounts - other	428,718	11.2	272,505	8.4
Total deposits	$3,823,027	100.0%	$3,231,953	100.0%

Deposits at March 31, 2016 increased $591.1 million, or 18.3%, from December 31, 2015. The $156.2 million, or 57.3%, increase in noninterest bearing deposits is primarily related to insurance and property tax escrow deposits and loan payoff funds received that have not yet been remitted to investors stemming from elevated refinance activity during the quarter. During the quarter, transaction and savings deposits increased by $266.2 million, or 12%, reflecting the growth and expansion of our branch banking network. The $168.7 million, or 23.0%, increase in certificates of deposit since December 31, 2015 was primarily due to a $103.3 million, or 85.8%, increase in brokered deposits. During the first quarter of 2016, we added $126.5 million of deposits from the OCBB merger.

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2016 and December 31, 2015 was $376.0 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2016 and December 31, 2015 was $76.5 million and $81.7 million, respectively. There were $223.6 million and $120.3 million of brokered deposits at March 31, 2016 and December 31, 2015, respectively.

Federal Home Loan Bank advances were $883.6 million at March 31, 2016 compared to $1.02 billion at December 31, 2015. We use these borrowings to primarily fund our mortgage banking and securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $529.1 million at March 31, 2016 compared to $465.3 million at December 31, 2015. This increase included additional paid in capital from issuance of common stock of $50.4 million mostly related to the issuance of HomeStreet common stock to OCBB shareholders, net income of $6.4 million and other comprehensive income of $6.6 million recognized during the three months ended March 31, 2016. Other comprehensive income represents unrealized gains and losses in the valuation of our investment securities portfolio at March 31, 2016.

Shareholders’ equity, on a per share basis, was $21.55 per share at March 31, 2016, compared to $21.08 per share at December 31, 2015.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended March 31,
	2016	2015

Return on assets (1)	0.51%	1.08%
Return on equity (2)	5.02%	11.14%
Equity to assets ratio (3)	10.15%	9.70%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2016, we expanded into Texas with the opening of a commercial real estate lending office. During the first quarter of 2015, we launched HomeStreet commercial capital as a division of HomeStreet Bank, an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. At March 31, 2016, our retail deposit branch network consists of 48 branches in the Pacific Northwest, California and Hawaii. At March 31, 2016 and December 31, 2015, our transaction and savings deposits totaled $2.49 billion and $2.23 billion, respectively, and our loan portfolio totaled $3.52 billion and $3.19 billion, respectively. This segment is also responsible for the management of our investment securities portfolio.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Net interest income	$35,646	$25,107	$10,539	42%
Provision for credit losses	1,400	3,000	(1,600)	(53)
Noninterest income	4,643	10,081	(5,438)	(54)
Noninterest expense	36,630	35,666	964	3
Income before income tax expense	2,259	(3,478)	5,737	(165)
Income tax expense	717	(3,464)	4,181	(121)
Net income	$1,542	$(14)	$1,556	NM

Total assets	$4,513,000	$3,553,789	$959,211	27%
Efficiency ratio (1)	90.92%	101.36%
Full-time equivalent employees (ending)	903	768
Net gain on mortgage loan origination and sale activities:
Multifamily	$1,529	$939	$590	63%
Other	279	204	75	37
	$1,808	$1,143	$665	58%

Production volumes:
Multifamily mortgage originations	$39,094	$24,428	$14,666	60%
Multifamily mortgage loans sold	$47,970	$26,173	$21,797	83%
NM = not meaningful
(1)Noninterest expense divided by total net revenue (net interest income and noninterest income).

Commercial and Consumer Banking net income increased for the three months ended March 31, 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets, partially offset by increased noninterest expense primarily resulting from the continued expansion of this segment.

The segment recorded a provision for credit losses of $1.4 million in the first quarter of 2016 compared to a $3.0 million provision for credit losses in the first quarter of 2015.

Included in noninterest income for the first quarter of 2015 was a bargain purchase gain of $6.6 million from the merger with Simplicity.

Noninterest expense increased primarily due to the continued growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. During the first quarter of 2015, we added seven retail deposit branches in Southern California through our merger with Simplicity, and increased our commercial lending capabilities in California by launching HomeStreet commercial capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. Over the past 12 months, we also added 8 retail deposit branches, six de novo and two from acquisitions, and increased the segment's headcount by 17.6%. Included in noninterest expense for the first quarter of 2016 was $5.2 million of merger-related costs. In the first quarter of 2015, such merger-related expenses related to the Simplicity merger were $12.2 million.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Servicing income, net:
Servicing fees and other	$1,441	$886	$555	63%
Amortization of multifamily MSRs	(637)	(454)	(183)	40
Commercial mortgage servicing income	$804	$432	$372	86%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At March 31, 2016	At December 31, 2015
(in thousands)

Multifamily	$946,191	$924,367
Other	62,566	79,513
Total commercial loans serviced for others	$1,008,757	$1,003,880

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

Mortgage Banking segment results are detailed below.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Net interest income	$5,045	$5,627	$(582)	(10)%
Noninterest income	67,065	65,292	1,773	3
Noninterest expense	64,723	53,816	10,907	20
Income before income tax expense	7,387	17,103	(9,716)	(57)
Income tax expense	2,522	6,785	(4,263)	(63)
Net income	$4,865	$10,318	$(5,453)	(53)%

Total assets	$904,252	$1,050,614	$(146,362)	(14)%
Efficiency ratio (1)	89.76%	75.88%
Full-time equivalent employees (ending)	1,361	1,061
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$1,573,148	$1,606,893	$(33,745)	(2)%
Single family mortgage interest rate lock commitments(2)	$1,803,703	$1,901,238	$(97,535)	(5)%
Single family mortgage loans sold(2)	$1,471,583	$1,316,959	$154,624	12%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

The decrease in Mortgage Banking net income for the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher noninterest expense resulting from the continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory and disclosure requirements for the mortgage industry.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Single family: (1)
Servicing value and secondary market gains(2)	$54,127	$56,289	$(2,162)	(4)%
Loan origination and funding fees	5,328	4,455	873	20
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$59,455	$60,744	$(1,289)	(2)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decrease in net gain on mortgage loan origination and sale activities for the first quarter of 2016 compared to the first quarter of 2015 is primarily the result of a 5.1% decrease in interest rate lock commitments, partially offset by higher loan origination and funding fees.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2016	2015

Servicing income, net:
Servicing fees and other	$11,089	$8,177	$2,912	36%
Changes in fair value of MSRs due to modeled amortization (1)	(7,257)	(9,235)	1,978	(21)
	3,832	(1,058)	4,890	(462)
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	(28,214)	(7,311)	(20,903)	286
Net gain from derivatives economically hedging MSRs	31,707	12,234	19,473	159
	3,493	4,923	(1,430)	(29)
Mortgage Banking servicing income	$7,325	$3,865	$3,460	90%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
The increase in Mortgage Banking servicing income for the first quarter of 2016 compared to the first quarter of 2015 was primarily attributable to higher servicing income, partially offset by lower risk management results. The decrease in risk management results was primarily attributable to gains from model assumption adjustments in the first quarter of 2015 to better align modeled borrower prepayment behavior with observed borrower prepayment behavior. There was no model assumption adjustment in first quarter of 2016.
Single family mortgage servicing fees collected in the first quarter of 2016 increased primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At March 31, 2016	At December 31, 2015
(in thousands)
Single family
U.S. government and agency	$15,302,363	$14,628,596
Other	678,569	719,215
Total single family loans serviced for others	$15,980,932	$15,347,811

Mortgage Banking noninterest expense in the first quarter of 2016 decreased from the first quarter of 2015 primarily due to the continued expansion of offices in new markets and increases of our mortgage production and support staff along with related salary, insurance, and benefit costs as well as increased costs resulting from new regulatory and disclosure requirements for the mortgage industry. Since March 31, 2015, we have increased our lending footprint by adding eight home loan centers to bring our total home loan centers to 65.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies in our 2015 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

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
For more information on how we manage these business, financial and other risks, see the Enterprise Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2015 and should be read in conjunction with the Credit Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $23.3 million, or 0.43% of total assets at March 31, 2016, compared to $24.7 million, or 0.50% of total assets at December 31, 2015. Nonaccrual loans of $16.0 million, or 0.45% of total loans at March 31, 2016, decreased $1.2 million, or 6.7%, from $17.2 million, or 0.53% of total loans at December 31, 2015. Net recoveries during the three months ended March 31, 2016 were $364 thousand compared with net recoveries of $104 thousand during the three months ended March 31, 2015.

At March 31, 2016, our loans held for investment portfolio, excluding the allowance for loan losses, was $3.52 billion, an increase of $330.8 million from December 31, 2015. During the first quarter of 2016, we added $125.8 million of loans to the portfolio from the OCBB merger. The allowance for loan losses was $31.3 million, or 0.88% of loans held for investment, compared to $29.3 million, or 0.91% of loans held for investment at December 31, 2015.

The Company recorded a provision for credit losses of $1.4 million for the three months ended March 31, 2016 compared to a provision for credit losses of $3.0 million for the three months ended March 31, 2015. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Note 4, Loans and Credit Quality to the financial statements of this Form 10-Q.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates — Allowance for Loan Losses" within Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$89,785		$93,439	$—
Loans with an allowance recorded	3,433		3,655	561
Total	$93,218	(1)	$97,094	$561

	At December 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$90,547		$94,058	$—
Loans with an allowance recorded	3,126		3,293	567
Total	$93,673	(1)	$97,351	$567

(1)	Includes $77.4 million and $74.7 million in single family performing troubled debt restructurings ("TDRs") at March 31, 2016 and 2015, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 275 impaired loans totaling $93.2 million at March 31, 2016 and 271 impaired loans totaling $93.7 million at December 31, 2015. Included in the total impaired loan amounts were 236 single family TDR loan relationships totaling $79.0 million at March 31, 2016 and 224 single family TDR relationships totaling $77.1 million at December 31, 2015. At March 31, 2016, there were 228 single family impaired relationships totaling $77.4 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $32.9 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three months ended March 31, 2016 was $93.4 million, compared to $118.1 million for the three months ended March 31, 2015. Impaired loans of $3.4 million and $3.1 million had a valuation allowance of $561 thousand and $567 thousand at March 31, 2016 and December 31, 2015, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —
Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form
10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2016			At December 31, 2015
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$9,026	27.8%	34.3%	$8,942	29.2%	36.9%
Home equity and other	4,852	15.0	7.8	4,620	15.1	8.0
	13,878	42.8	42.1	13,562	44.3	44.9
Commercial loans
Commercial real estate	5,175	16.0	18.7	4,847	15.8	18.8
Multifamily	1,832	5.7	15.4	1,194	3.9	13.3
Construction/land development	9,286	28.6	17.8	9,271	30.2	18.2
Commercial business	2,252	6.9	6.0	1,785	5.8	4.8
	18,545	57.2	57.9	17,097	55.7	55.1
Total allowance for credit losses	$32,423	100.0%	100.0%	$30,659	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2016
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$76,892	$1,642	$78,534
Home equity and other	1,252	177	1,429
	78,144	1,819	79,963
Commercial
Commercial real estate	—	995	995
Multifamily	2,995	—	2,995
Construction/land development	1,876	707	2,583
Commercial business	1,580	165	1,745
	6,451	1,867	8,318
	$84,595	$3,686	$88,281

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $32.9 million at March 31, 2016.

	At December 31, 2015
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$74,685	$2,452	$77,137
Home equity and other	1,340	271	1,611
	76,025	2,723	78,748
Commercial
Commercial real estate	—	1,023	1,023
Multifamily	3,014	—	3,014
Construction/land development	3,714	—	3,714
Commercial business	1,658	185	1,843
	8,386	1,208	9,594
	$84,411	$3,931	$88,342

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.6 million at December 31, 2015.

The Company had 267 loan relationships classified as TDRs totaling $88.3 million at March 31, 2016 with no related unfunded commitments. The Company had 259 loan relationships classified as TDRs totaling $88.3 million at December 31, 2015 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$10,624	$4,173	$8,923	$32,487	(1)	$56,207	$435
Home equity and other	1,017	71	1,503	2		2,593	—
	11,641	4,244	10,426	32,489		58,800	435
Commercial loans
Commercial real estate	2,433	—	3,120	—		5,553	4,070
Multifamily	—	—	113	—		113	—
Construction/land development	—	—	1,004	—		1,004	2,768
Commercial business	2,001	—	1,349	17		3,367	—
	4,434	—	5,586	17		10,037	6,838
Total	$16,075	$4,244	$16,012	$32,506		$68,837	$7,273

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,098	$3,537	$12,119	$36,595	(1)	$59,349	$301
Home equity and other	1,095	398	1,576	—		3,069	—
	8,193	3,935	13,695	36,595		62,418	301
Commercial loans
Commercial real estate	233	—	2,341	—		2,574	4,071
Multifamily	—	—	119	—		119	—
Construction/land development	77	—	339	—		416	3,159
Commercial business	—	—	675	17		692	—
	310	—	3,474	17		3,801	7,230
Total	$8,503	$3,935	$17,169	$36,612		$66,219	$7,531

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2016, our primary liquidity ratio was 26.8% compared to 25.4% at December 31, 2015.

At March 31, 2016 and December 31, 2015, the Bank had available borrowing capacity of $423.0 million and $320.4 million, respectively, from the FHLB, and $370.0 million and $382.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the three months ended March 31, 2016, cash and cash equivalents increased $13.7 million compared to an increase of $26.4 million for the three months ended March 31, 2015. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For three months ended March 31, 2016, net cash of $45.9 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2015, net cash of $216.0 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For three months ended March 31, 2016, net cash of $261.5 million was used in investing activities, primarily due to $207.8 million of cash used for the origination of portfolio loans and principal repayments and $94.2 million for the purchase of investment securities, partially offset by $17.5 million of net cash received from the OCBB acquisition. For the three months ended March 31, 2015, net cash of $24.8 million was provided by investing activities, mostly due to $112.2 million of net cash acquired from the Simplicity merger, partially offset by cash used for origination of portfolio loans and principal repayments.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For three months ended March 31, 2016, net cash of $321.1 million was provided by financing activities, primarily due to a $465.1 million organic growth in deposits and net proceeds of $149.0 million of FHLB advances. For the three months ended March 31, 2015, net cash of $217.6 million was provided by financing activities, primarily resulting from a $247.6 million growth in deposits.

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
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”); however, both the Company and the Bank exercised a one-time irrevocable option to exclude certain components of AOCI in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
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
At March 31, 2016, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At March 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$503,288	10.17%	$197,948	4.0%	$247,435	5.0%
Common equity risk-based capital (to risk-weighted assets)	503,288	13.09%	173,079	4.5%	250,003	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	503,288	13.09%	230,772	6.0%	307,696	8.0%
Total risk-based capital (to risk-weighted assets)	$535,711	13.93%	$307,696	8.0%	$384,620	10.0%

	At March 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$521,219	10.50%	$198,572	4.0%	$248,215	5.0%
Common equity risk-based capital (to risk-weighted assets)	464,486	10.60%	197,247	4.5%	284,913	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	521,219	11.89%	262,996	6.0%	350,662	8.0%
Total risk-based capital (to risk-weighted assets)	$553,642	12.63%	$350,662	8.0%	$438,327	10.0%

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	455,101	13.04%	157,074	4.5%	226,885	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04%	209,432	6.0%	279,243	8.0%
Total risk-based capital (to risk-weighted assets)	$485,761	13.92%	$279,243	8.0%	$349,054	10.0%

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	423,005	10.52%	180,912	4.5%	261,317	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94%	241,216	6.0%	321,621	8.0%
Total risk-based capital (to risk-weighted assets)	$510,697	12.70%	$321,621	8.0%	$402,026	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2015 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2015 Annual Report on Form 10-K. Since December 31, 2015, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

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

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our current operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets and, in particular, the regional economy of the western United States, including Hawaii.

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2016
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$46,356	$—	$—	$—	$—	$—	$—	$46,356
FHLB Stock	—	—	—	—	—	40,548	—	40,548
Investment securities(1)	64,802	41,226	56,166	110,269	68,665	345,953	—	687,081
Mortgage loans held for sale	689,099	18	37	157	1,573	5,808	—	696,692
Loans held for investment(1)	976,366	250,873	428,347	953,248	455,357	459,360	—	3,523,551
Total interest-earning assets	1,776,623	292,117	484,550	1,063,674	525,595	851,669	—	4,994,228
Non-interest-earning assets	—	—	—	—	—	—	423,024	423,024
Total assets	$1,776,623	$292,117	$484,550	$1,063,674	$525,595	$851,669	$423,024	$5,417,252
Interest-bearing liabilities:
NOW accounts(2)	$495,467	$—	$—	$—	$—	$—	$—	$495,467
Statement savings accounts(2)	300,952	—	—	—	—	—	—	300,952
Money market accounts(2)	1,244,064	—	—	—	—	—	—	1,244,064
Certificates of deposit	195,674	153,282	281,907	228,789	41,907	—	—	901,559
FHLB advances	—	—	—	—	—	—	—	—
Long-term debt(3)	61,857	—	—	—	—	—	—	61,857
Total interest-bearing liabilities	3,091,998	173,282	291,907	272,789	51,907	5,590	—	3,003,899
Non-interest bearing liabilities	—	—	—	—	—	—	1,000,647	1,000,647
Equity	—	—	—	—	—	—	529,132	529,132
Total liabilities and shareholders’ equity	$3,091,998	$173,282	$291,907	$272,789	$51,907	$5,590	$1,529,779	$4,533,678
Interest sensitivity gap	(1,315,375)	118,835	192,643	790,885	473,688	846,079
Cumulative interest sensitivity gap	$(1,315,375)	$(1,196,540)	$(1,003,897)	$(213,012)	$260,676	$1,106,755
Cumulative interest sensitivity gap as a percentage of total assets	(24)%	(22)%	(19)%	(4)%	5%	20%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	57%	63%	72%	94%	107%	128%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2016 and December 31, 2015 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2016		December 31, 2015
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(0.5)%	(0.3)%	(5.1)%	(10.0)%
+100	(0.6)	1.8	(2.6)	(2.4)
-100	(1.1)	(10.1)	0.1	(8.3)
-200	(3.6)%	(29.3)%	(4.4)%	(19.4)%

(1)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At March 31, 2016, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2015, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will be negatively correlated with rate movements in the short-term, i.e. an increase (decrease) in interest rates would result in a decrease (increase) in net interest income. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Since our initial public offering (“IPO”) in February 2012, we have pursued a strategy of targeted and opportunistic growth which has included four whole-bank acquisitions - Fortune Bank and Yakima National Bank in November 2013, Simplicity Bancorp and its subsidiary, Simplicity Bank, in March 2015, and Orange County Business Bank in February 2016 - along with three branch acquisitions in 2014 and 2015. These acquisitions represent both significant operational growth and a substantial geographic expansion of our commercial and consumer banking operations. Simultaneously with this growth of our banking operations through acquisition, we have also grown our mortgage origination operations opportunistically but quickly, opening new offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. We also started expanding our commercial lending activities, opening new offices in Salt Lake City, Utah in 2015 and Dallas, Texas in the first quarter of 2016 and adding production personnel in Southern California focused on residential construction during 2014 and early 2015 and a team focused on SBA loans in 2015.

During this time, we have grown substantially in terms of total assets, total deposits, total loans and employees. We plan to continue both strategic and opportunistic growth, which can present substantial demands on management personnel, line employees, and other aspects of our operations, especially if growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

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

In February 2016, we acquired Orange County Business Bank by merger, representing our fourth whole-bank acquisition in three years, and began the process of integrating the operations of that bank into the operations of HomeStreet. We have also acquired three stand-alone branches in the same time period, including the acquisition of a branch in Dayton, Washington in December 2015. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the near future as part of our strategy to grow our business and our market share.

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

A substantial portion of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices are stable in the markets in which we operate, if market values decline, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more geographically diversified.

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

Our internal controls over financial reporting are intended to assure we maintain accurate records, promote the accuracy and timely reporting of our financial information, maintain adequate control over our assets, and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

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

Volatility in the mortgage market, changes in interest rates, operational costs and other factors beyond our control may adversely impact our ability to remain profitable.

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

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent, the Freddie Mac single family purchase programs and the Fannie Mae multifamily DUS program. In 2008, Fannie Mae and Freddie Mac were placed into conservatorship, and since then Congress, various executive branch agencies and certain large private investors in Fannie Mae and Freddie Mac have offered a wide range of proposals aimed at restructuring these agencies.

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $148.9 million at March 31, 2016. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

To date we are not aware of any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Twenty-third Amendment to Office Lease.

10.2(1)	Master Agreement with Fannie Mae No. ML03344 effective April 1, 2016 and subsequent amendment effective May 1, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(3)(4)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	This Master Agreement replaces the prior Master Agreement with Fannie Mae but does not materially change the terms of that prior agreement.

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

(4)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 5, 2016.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Melba A. Bartels
Melba A. Bartels
Senior Executive Vice President and Chief Financial Officer