Form 10-Q
period 2016-06-30
HomeStreet, Inc.
filed 2016-08-04
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of August 2, 2016 was 24,826,304.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents (including interest-earning instruments of $2,557 and $2,079)	$45,229	$32,684
Investment securities (includes $890,356 and $541,151 carried at fair value)	928,364	572,164
Loans held for sale (includes $716,913 and $632,273 carried at fair value)	772,780	650,163
Loans held for investment (net of allowance for loan losses of $32,656 and $29,278; includes $22,362 and $21,544 carried at fair value)	3,698,959	3,192,720
Mortgage servicing rights (includes $130,900 and $156,604 carried at fair value)	147,266	171,255
Other real estate owned	10,698	7,531
Federal Home Loan Bank stock, at cost	40,414	44,342
Premises and equipment, net	67,884	63,738
Goodwill	19,846	11,521
Other assets	209,738	148,377
Total assets	$5,941,178	$4,894,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,239,155	$3,231,953
Federal Home Loan Bank advances	878,987	1,018,159
Accounts payable and other liabilities	138,307	117,251
Long-term debt	125,126	61,857
Total liabilities	5,381,575	4,429,220
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 24,821,349 shares and 22,076,534 shares	511	511
Additional paid-in capital	276,303	222,328
Retained earnings	273,041	244,885
Accumulated other comprehensive income (loss)	9,748	(2,449)
Total shareholders' equity	559,603	465,275
Total liabilities and shareholders' equity	$5,941,178	$4,894,495

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2016	2015	2016	2015

Interest income:
Loans	$47,262	$38,944	$89,996	$70,591
Investment securities	4,002	3,278	7,055	5,672
Other	27	218	294	423
	51,291	42,440	97,345	76,686
Interest expense:
Deposits	4,449	3,005	8,018	5,587
Federal Home Loan Bank advances	1,462	906	2,881	1,518
Federal funds purchased and securities sold under agreements to repurchase	—	3	—	8
Long-term debt	823	272	1,134	537
Other	75	24	139	72
	6,809	4,210	12,172	7,722
Net interest income	44,482	38,230	85,173	68,964
Provision for credit losses	1,100	500	2,500	3,500
Net interest income after provision for credit losses	43,382	37,730	82,673	65,464
Noninterest income:
Net gain on mortgage loan origination and sale activities	85,630	69,974	146,893	131,861
Mortgage servicing income	13,182	1,831	21,311	6,128
Income from WMS Series LLC	1,164	484	1,300	1,048
Depositor and other retail banking fees	1,652	1,399	3,247	2,538
Insurance agency commissions	370	291	764	706
Gain on sale of investment securities available for sale	62	—	97	—
Bargain purchase gain (adjustment)	—	(79)	—	6,549
Other	416	(913)	572	(470)
	102,476	72,987	174,184	148,360
Noninterest expense:
Salaries and related costs	75,167	61,654	142,451	119,247
General and administrative	16,739	13,955	32,261	26,780
Amortization of core deposit intangibles	525	547	1,057	883
Legal	605	577	1,048	1,044
Consulting	1,177	813	2,849	6,378
Federal Deposit Insurance Corporation assessments	784	861	1,500	1,386
Occupancy	7,513	6,107	14,668	11,947
Information services	8,447	7,714	15,981	13,834
Net cost from operation and sale of other real estate owned	74	107	569	318
	111,031	92,335	212,384	181,817
Income before income taxes	34,827	18,382	44,473	32,007
Income tax expense	13,078	6,006	16,317	9,327
NET INCOME	$21,749	$12,376	$28,156	$22,680

Basic income per share	$0.88	$0.56	$1.16	$1.16
Diluted income per share	$0.87	$0.56	$1.15	$1.14
Basic weighted average number of shares outstanding	24,708,375	22,028,539	24,192,441	19,593,421
Diluted weighted average number of shares outstanding	24,911,919	22,292,734	24,394,648	19,823,905

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Net income	$21,749	$12,376	$28,156	$22,680
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) of $3,030 and $(2,313) for the three months ended June 30, 2016 and 2015, $6,602 and $(1,146) for the six months ended June 30, 2016 and 2015, respectively	5,627	(4,295)	12,260	(2,128)
Reclassification adjustment for net gains included in net income, net of tax expense of $22 and $0 for the three months ended June 30, 2016 and 2015, and $34 and $0 for the six months ended June 30, 2016 and 2015, respectively	(40)	—	(63)	—
Other comprehensive income (loss)	5,587	(4,295)	12,197	(2,128)
Comprehensive income	$27,336	$8,081	$40,353	$20,552

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2015	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	22,680	—	22,680
Share-based compensation expense	—	—	598	—	—	598
Common stock issued	7,208,638	—	124,338	—	—	124,338
Other comprehensive loss	—	—	—	—	(2,128)	(2,128)
Balance, June 30, 2015	22,065,249	$511	$221,551	$226,246	$(582)	$447,726

Balance, January 1, 2016	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	28,156	—	28,156
Share-based compensation expense	—	—	827	—	—	827
Common stock issued	2,744,815	—	53,148	—	—	53,148
Other comprehensive income	—	—	—	—	12,197	12,197
Balance, June 30, 2016	24,821,349	$511	$276,303	$273,041	$9,748	$559,603

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,156	$22,680
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	8,565	7,156
Provision for credit losses	2,500	3,500
Net fair value adjustment and gain on sale of loans held for sale	(131,102)	2,265
Fair value adjustment of loans held for investment	1,272	1,679
Origination of mortgage servicing rights	(34,580)	(36,932)
Change in fair value of mortgage servicing rights	57,284	7,075
Net gain on sale of investment securities	(97)	—
Net gain on sale of loans originated as held for investment	(793)	—
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	646	(54)
Loss on disposal of fixed assets	513	28
Net deferred income tax (benefit) expense	(7,951)	4,292
Share-based compensation expense	827	630
Bargain purchase gain	—	(6,549)
Origination of loans held for sale	(3,930,954)	(3,628,598)
Proceeds from sale of loans originated as held for sale	3,931,729	3,265,616
Changes in operating assets and liabilities:
Increase in other assets	(51,974)	(24,903)
Increase in accounts payable and other liabilities	17,077	24,706
Net cash used in operating activities	(108,882)	(357,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(356,975)	(49,972)
Proceeds from sale of investment securities	11,467	—
Principal repayments and maturities of investment securities	37,099	16,290
Proceeds from sale of other real estate owned	164	2,142
Proceeds from sale of loans originated as held for investment	39,022	—
Proceeds from sale of mortgage servicing rights	—	3,825
Mortgage servicing rights purchased from others	—	(6)
Capital expenditures related to other real estate owned	(32)	—
Origination of loans held for investment and principal repayments, net	(414,089)	(134,003)
Proceeds from sale of property and equipment	1,148	—
Purchase of property and equipment	(12,151)	(11,676)
Net cash acquired from acquisitions	17,495	112,196
Net cash used in investing activities	(676,852)	(61,204)

	Six Months Ended June 30,
(in thousands)	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$880,701	$226,021
Proceeds from Federal Home Loan Bank advances	7,621,460	3,934,500
Repayment of Federal Home Loan Bank advances	(7,774,960)	(3,675,000)
Federal funds purchased and proceeds from securities sold under agreements to repurchase	—	73,004
Repayment of securities sold under agreements to repurchase	—	(123,004)
Proceeds from Federal Home Loan Bank stock repurchase	123,038	27,685
Purchase of Federal Home Loan Bank stock	(117,879)	(28,993)
Proceeds from debt issuance, net	63,255	—
Proceeds from stock issuance, net	2,664	127
Excess tax benefit related to the exercise of stock options	—	(32)
Net cash provided by financing activities	798,279	434,308
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,545	15,695
CASH AND CASH EQUIVALENTS:
Beginning of year	32,684	30,502
End of period	$45,229	$46,197
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$14,905	$7,677
Federal and state income taxes paid (refunds), net	(1,464)	16,281
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	1,168	4,095
Loans transferred from held for investment to held for sale	37,648	15,899
Loans transferred from held for sale to held for investment	7,129	25,668
(Reduction in) Ginnie Mae loans recognized with the right to repurchase, net	(2,725)	594
Simplicity acquisition:
Assets acquired, excluding cash acquired	—	737,483
Liabilities assumed	—	718,916
Bargain purchase gain	—	6,549
Common stock issued	—	124,214
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	165,822	—
Liabilities assumed	141,267	—
Goodwill	8,325	—
Common stock issued	$50,373	$—

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HS Properties, Inc. and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. Equity investments through which we are able to exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 8, Mortgage Banking Operations), valuation of certain loans held for investment (Note 4, Loans and Credit Quality), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 7, Derivatives and Hedging Activities). Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

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

Recent Accounting Developments

On June 16, 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU were issued to provide financial statement users with more decision-useful information about the current expected credit losses (CECL) on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments to this ASU require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in this ASU eliminate the probable initial recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.
For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.
Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.
The amendments to this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this ASU should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of this ASU and the Company expects this ASU to have a material impact on the Company’s consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This new accounting standard simplifies several areas of accounting for share-based payment transactions, including tax provision, classification in the cash-flow statement, forfeitures, and statutory tax withholding requirements. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early application was permitted upon issuance of the ASU. The Company determined to early adopt the provisions of ASU 2016-09 during the second quarter of 2016 and determined the new standard did not have a material impact on the Company's Consolidated Financial Statements.

On February 25 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application was permitted upon issuance of the ASU. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU was issued to simplify the accounting for measurement period adjustments for business combinations. The amendments in the ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this guidance during the first quarter of 2016 and applied it prospectively to adjustments to provisional amounts.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU was issued to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of financial condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance became effective for the Company for the interim and annual periods beginning after December 15, 2015, and early adoption was permitted for financial statements that had not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of financial condition. The Company adopted this guidance during the first quarter of 2016 and determined there was no material impact on the Company’s consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance became effective for the Company for the interim and annual periods beginning after December 15, 2015; early adoption was permitted. The Company could elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company adopted this guidance during the first quarter of 2016 and determined there was no material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation. The ASU provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity ("VIE") primary beneficiary determination. This guidance was effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this guidance during the first quarter of 2016 and determined there was no material impact on the Company’s consolidated financial statements.

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

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On February 1, 2016, the Company completed its acquisition of Orange County Business Bank ("OCBB") located in Irvine, California through the merger of OCBB with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The purchase price of this acquisition was $55.9 million. OCBB shareholders as of the effective time received merger consideration equal to 0.5206 shares of HomeStreet common stock, and $1.1641 in cash upon the surrender of their OCBB shares, which resulted in the issuance of 2,459,408 shares of HomeStreet common stock. The provisional application of the acquisition method of accounting resulted in goodwill of $8.3 million. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment. Along with two de novo branches opened in California during the quarter, adding Orange County Business Bank’s branch brings HomeStreet’s Southern California retail deposit branch network to ten locations.

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

The following table provides a breakout of merger-related expense for the six months ended June 30, 2015:

Six Months Ended
(in thousands)	June 30, 2015

Noninterest expense
Salaries and related costs	$7,676
General and administrative	1,249
Legal	351
Consulting	5,751
Occupancy	383
Information services	(37)
Total noninterest expense	$15,373

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2016	2015	2016	2015

Net interest income	$44,482	$38,370	$85,173	$73,587
Provision for credit losses	1,100	500	2,500	3,500
Total noninterest income	102,476	73,070	174,184	142,563
Total noninterest expense	111,031	89,095	212,384	174,686

Net income	$21,749	$14,384	$28,156	$25,599

Basic income per share	$0.88	$0.65	$1.16	$1.16
Diluted income per share	$0.87	$0.65	$1.15	$1.15
Basic weighted average number of shares outstanding	24,708,375	22,028,539	24,192,441	22,033,644
Diluted weighted average number of shares outstanding	24,911,919	22,292,734	24,394,648	22,165,741

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At June 30, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$138,277	$1,109	$(312)	$139,074
Commercial	24,271	436	—	24,707
Municipal bonds	326,717	9,120	(36)	335,801
Collateralized mortgage obligations:
Residential	161,963	1,850	(407)	163,406
Commercial	114,475	1,713	(89)	116,099
Corporate debt securities	83,611	2,059	(421)	85,249
U.S. Treasury securities	26,019	1	—	26,020
	$875,333	$16,288	$(1,265)	$890,356

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$69,342	$19	$(1,260)	$68,101
Commercial	18,142	14	(305)	17,851
Municipal bonds	168,722	3,460	(313)	171,869
Collateralized mortgage obligations:
Residential	86,167	32	(1,702)	84,497
Commercial	80,190	43	(1,100)	79,133
Corporate debt securities	81,280	125	(2,669)	78,736
U.S. Treasury securities	41,047	—	(83)	40,964
	$544,890	$3,693	$(7,432)	$541,151

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2016 and December 31, 2015, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of June 30, 2016 and December 31, 2015, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(31)	$2,047	$(281)	$17,584	$(312)	$19,631
Municipal bonds	(29)	9,814	(7)	2,218	(36)	12,032
Collateralized mortgage obligations:
Residential	(107)	18,875	(300)	10,331	(407)	29,206
Commercial	(40)	14,351	(49)	3,997	(89)	18,348
Corporate debt securities	—	—	(421)	11,119	(421)	11,119
U.S. Treasury securities	—	25,020	—	—	—	25,020
	$(207)	$70,107	$(1,058)	$45,249	$(1,265)	$115,356

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(572)	$36,477	$(688)	$21,119	$(1,260)	$57,596
Commercial	(305)	16,072	—	—	(305)	16,072
Municipal bonds	(211)	21,302	(101)	5,839	(312)	27,141
Collateralized mortgage obligations:
Residential	(673)	50,490	(1,029)	26,028	(1,702)	76,518
Commercial	(986)	60,812	(115)	4,348	(1,101)	65,160
Corporate debt securities	(1,142)	36,953	(1,527)	27,405	(2,669)	64,358
U.S. Treasury securities	(83)	40,964	—	—	(83)	40,964
	$(3,972)	$263,070	$(3,460)	$84,739	$(7,432)	$347,809

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2016 and December 31, 2015. In addition, as of June 30, 2016 and December 31, 2015, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At June 30, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$2	0.33%	$2,645	1.57%	$136,427	1.76%	$139,074	1.76%
Commercial	—	—	22,885	2.15	1,822	3.01	—	—	24,707	2.21
Municipal bonds	2,232	3.55	10,337	3.06	54,895	2.51	268,337	3.80	335,801	3.57
Collateralized mortgage obligations:
Residential	—	—	—	—	3,037	1.30	160,369	1.78	163,406	1.78
Commercial	—	—	22,537	2.11	53,505	2.48	40,057	1.99	116,099	2.24
Corporate debt securities	—	—	17,464	2.96	30,884	3.33	36,901	4.15	85,249	3.61
U.S. Treasury securities	25,020	0.36	1,000	0.64	—	—	—	—	26,020	0.37
Total available for sale	$27,252	0.62%	$74,225	2.43%	$146,788	2.64%	$642,091	2.76%	$890,356	2.65%

	At December 31, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$4	0.39%	$3,176	1.63%	$64,921	1.88%	$68,101	1.87%
Commercial	—	—	—	—	17,851	2.20	—	—	17,851	2.20
Municipal bonds	510	2.09	8,828	3.33	31,806	3.16	130,725	3.99	171,869	3.79
Collateralized mortgage obligations:
Residential	—	—	—	—	153	0.92	84,344	1.74	84,497	1.74
Commercial	—	—	5,354	1.87	56,506	2.29	17,273	1.87	79,133	2.17
Corporate debt securities	—	—	10,413	2.70	38,291	3.20	30,032	3.64	78,736	3.31
U.S. Treasury securities	39,971	0.39	993	0.63	—	—	—	—	40,964	0.40
Total available for sale	$40,481	0.41%	$25,592	2.65%	$147,783	2.69%	$327,295	2.83%	$541,151	2.60%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Proceeds	$1,706	$—	$11,467	$—
Gross gains	62	—	97	—
Gross losses	$—	$—	$—	$—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At June 30, 2016

Federal Home Loan Bank to secure borrowings	$122,085
Washington and California State to secure public deposits	31,218
Securities pledged to secure derivatives in a liability position	24,585
Other securities pledged	4,985
Total securities pledged as collateral	$182,873

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at June 30, 2016 and December 31, 2015.

Tax-exempt interest income on securities available for sale totaling $1.5 million and $852 thousand for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At June 30, 2016	At December 31, 2015

Consumer loans
Single family(1)	$1,218,216	$1,203,180
Home equity and other	309,204	256,373
	1,527,420	1,459,553
Commercial loans
Commercial real estate	762,170	600,703
Multifamily	562,728	426,557
Construction/land development	639,441	583,160
Commercial business	239,077	154,262
	2,203,416	1,764,682
	3,730,836	3,224,235
Net deferred loan fees and costs	779	(2,237)
	3,731,615	3,221,998
Allowance for loan losses	(32,656)	(29,278)
	$3,698,959	$3,192,720

(1)
Includes $22.4 million and $21.5 million at June 30, 2016 and December 31, 2015, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.72 billion and $1.73 billion at June 30, 2016 and December 31, 2015, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $522.8 million and $572.0 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2016, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 15.4%, 14.1% and 10.0% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 12.0% of the total portfolio. At December 31, 2015 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 18.0%, 14.7% and 11.3% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.6% of the total portfolio.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2016. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2015 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Allowance for credit losses (roll-forward):
Beginning balance	$32,423	$25,628	$30,659	$22,524
Provision for credit losses	1,100	500	2,500	3,500
Recoveries, net of charge-offs	478	320	842	424
Ending balance	$34,001	$26,448	$34,001	$26,448
Components:
Allowance for loan losses	$32,656	$25,777	$32,656	$25,777
Allowance for unfunded commitments	1,345	671	1,345	671
Allowance for credit losses	$34,001	$26,448	$34,001	$26,448

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,026	$—	$2	$(734)	$8,294
Home equity and other	4,852	(204)	87	665	5,400
	13,878	(204)	89	(69)	13,694
Commercial loans
Commercial real estate	5,175	—	—	870	6,045
Multifamily	1,832	—	—	216	2,048
Construction/land development	9,286	—	573	(490)	9,369
Commercial business	2,252	—	20	573	2,845
	18,545	—	593	1,169	20,307
Total allowance for credit losses	$32,423	$(204)	$682	$1,100	$34,001

	Three Months Ended June 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,959	$—	$181	$(1,143)	$8,997
Home equity and other	3,331	(119)	57	613	3,882
	13,290	(119)	238	(530)	12,879
Commercial loans
Commercial real estate	4,551	—	37	458	5,046
Multifamily	661	—	—	119	780
Construction/land development	5,003	—	85	855	5,943
Commercial business	2,123	(9)	88	(402)	1,800
	12,338	(9)	210	1,030	13,569
Total allowance for credit losses	$25,628	$(128)	$448	$500	$26,448

	Six Months Ended June 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(32)	$86	$(702)	$8,294
Home equity and other	4,620	(298)	338	740	5,400
	13,562	(330)	424	38	13,694
Commercial loans
Commercial real estate	4,847	—	—	1,198	6,045
Multifamily	1,194	—	—	854	2,048
Construction/land development	9,271	(42)	783	(643)	9,369
Commercial business	1,785	(26)	33	1,053	2,845
	17,097	(68)	816	2,462	20,307
Total allowance for credit losses	$30,659	$(398)	$1,240	$2,500	$34,001

	Six Months Ended June 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$—	$246	$(696)	$8,997
Home equity and other	3,322	(201)	141	620	3,882
	12,769	(201)	387	(76)	12,879
Commercial loans
Commercial real estate	3,846	(16)	37	1,179	5,046
Multifamily	673	—	—	107	780
Construction/land development	3,818	—	99	2,026	5,943
Commercial business	1,418	(9)	127	264	1,800
	9,755	(25)	263	3,576	13,569
Total allowance for credit losses	$22,524	$(226)	$650	$3,500	$26,448

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2016
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,078	$216	$8,294	$1,112,375	$83,479	$1,195,854
Home equity and other	5,334	66	5,400	307,808	1,396	309,204
	13,412	282	13,694	1,420,183	84,875	1,505,058
Commercial loans
Commercial real estate	6,045	—	6,045	759,055	3,115	762,170
Multifamily	2,048	—	2,048	562,107	621	562,728
Construction/land development	9,369	—	9,369	637,108	2,333	639,441
Commercial business	2,536	309	2,845	236,408	2,669	239,077
	19,998	309	20,307	2,194,678	8,738	2,203,416
Total loans evaluated for impairment	33,410	591	34,001	3,614,861	93,613	3,708,474
Loans held for investment carried at fair value						22,362	(1)
Total loans held for investment	$33,410	$591	$34,001	$3,614,861	$93,613	$3,730,836

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

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$81,768	$83,909	$—
Home equity and other	761	839	—
	82,529	84,748	—
Commercial loans
Commercial real estate	3,115	3,672	—
Multifamily	621	745	—
Construction/land development	2,333	3,259	—
Commercial business	1,171	2,061	—
	7,240	9,737	—
	$89,769	$94,485	$—
With an allowance recorded:
Consumer loans
Single family	$1,711	$1,824	$216
Home equity and other	635	635	66
	2,346	2,459	282
Commercial loans
Commercial business	1,498	1,564	309
	1,498	1,564	309
	$3,844	$4,023	$591
Total:
Consumer loans
Single family(3)	$83,479	$85,733	$216
Home equity and other	1,396	1,474	66
	84,875	87,207	282
Commercial loans
Commercial real estate	3,115	3,672	—
Multifamily	621	745	—
Construction/land development	2,333	3,259	—
Commercial business	2,669	3,625	309
	8,738	11,301	309
Total impaired loans	$93,613	$98,508	$591

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $79.9 million in single family performing TDRs.

	At December 31, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$78,240	$80,486	$—
Home equity and other	955	1,033	—
	79,195	81,519	—
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	1,373	1,475	—
	11,352	12,539	—
	$90,547	$94,058	$—
With an allowance recorded:
Consumer loans
Single family	$1,505	$1,618	$219
Home equity and other	656	656	75
	2,161	2,274	294
Commercial loans
Commercial business	965	1,019	273
	965	1,019	273
	$3,126	$3,293	$567
Total:
Consumer loans
Single family(3)	$79,745	$82,104	$219
Home equity and other	1,611	1,689	75
	81,356	83,793	294
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	2,338	2,494	273
	12,317	13,558	273
Total impaired loans	$93,673	$97,351	$567

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.7 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Consumer loans
Single family	$81,754	$78,720	$81,612	$78,440
Home equity and other	1,412	2,250	1,504	2,387
	83,166	80,970	83,116	80,827
Commercial loans
Commercial real estate	3,125	23,469	3,124	24,572
Multifamily	1,864	4,270	1,878	3,873
Construction/land development	2,458	5,047	3,023	5,180
Commercial business	2,802	4,832	2,503	4,347
	10,249	37,618	10,528	37,972
	$93,415	$118,588	$93,644	$118,799

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

Substandard. A homogeneous retail substandard loan, risk rated 8, is 90-179 days past due from the required payment date at month-end.

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At June 30, 2016
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,185,120	(1)	$4,098	$16,317	$12,681	$1,218,216
Home equity and other	306,934		100	507	1,663	309,204
	1,492,054		4,198	16,824	14,344	1,527,420
Commercial loans
Commercial real estate	696,170		58,959	3,147	3,894	762,170
Multifamily	544,157		17,122	903	546	562,728
Construction/land development	618,551		8,908	10,510	1,472	639,441
Commercial business	192,857		37,053	3,111	6,056	239,077
	2,051,735		122,042	17,671	11,968	2,203,416
	$3,543,789		$126,240	$34,495	$26,312	$3,730,836

(1)
Includes $22.4 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of June 30, 2016 and December 31, 2015, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2015 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At June 30, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$7,283	$4,522	$39,326	$51,131	$1,167,085	(1)	$1,218,216	$30,787	(2)
Home equity and other	463	100	1,663	2,226	306,978		309,204	—
	7,746	4,622	40,989	53,357	1,474,063		1,527,420	30,787
Commercial loans
Commercial real estate	—	—	3,100	3,100	759,070		762,170	—
Multifamily	356	—	113	469	562,259		562,728	—
Construction/land development	—	—	1,003	1,003	638,438		639,441	—
Commercial business	—	—	1,327	1,327	237,750		239,077	—
	356	—	5,543	5,899	2,197,517		2,203,416	—
	$8,102	$4,622	$46,532	$59,256	$3,671,580		$3,730,836	$30,787

	At December 31, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$7,098	$3,537	$48,714	$59,349	$1,143,831	(1)	$1,203,180	$36,595	(2)
Home equity and other	1,095	398	1,576	3,069	253,304		256,373	—
	8,193	3,935	50,290	62,418	1,397,135		1,459,553	36,595
Commercial loans
Commercial real estate	233	—	2,341	2,574	598,129		600,703	—
Multifamily	—	—	119	119	426,438		426,557	—
Construction/land development	77	—	339	416	582,744		583,160	—
Commercial business	—	—	692	692	153,570		154,262	17
	310	—	3,491	3,801	1,760,881		1,764,682	17
	$8,503	$3,935	$53,781	$66,219	$3,158,016		$3,224,235	$36,612

(1)
Includes $22.4 million and $21.5 million of loans at June 30, 2016 and December 31, 2015, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At June 30, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,209,677	(1)	$8,539	$1,218,216
Home equity and other	307,541		1,663	309,204
	1,517,218		10,202	1,527,420
Commercial loans
Commercial real estate	759,070		3,100	762,170
Multifamily	562,615		113	562,728
Construction/land development	638,438		1,003	639,441
Commercial business	237,750		1,327	239,077
	2,197,873		5,543	2,203,416
	$3,715,091		$15,745	$3,730,836

	At December 31, 2015
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,191,061	(1)	$12,119	$1,203,180
Home equity and other	254,797		1,576	256,373
	1,445,858		13,695	1,459,553
Commercial loans
Commercial real estate	598,362		2,341	600,703
Multifamily	426,438		119	426,557
Construction/land development	582,821		339	583,160
Commercial business	153,588		674	154,262
	1,761,209		3,473	1,764,682
	$3,207,067		$17,168	$3,224,235

(1)
Includes $22.4 million and $21.5 million of loans at June 30, 2016 and December 31, 2015, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended June 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,369	$—
	Payment restructure	19	3,747	—
Home equity and other
	Interest rate reduction	1	13	—
Total consumer
	Interest rate reduction	14	2,382	—
	Payment restructure	19	3,747	—
		33	6,129	—

Total loans
	Interest rate reduction	14	2,382	—
	Payment restructure	19	3,747	—
		33	$6,129	$—

	Three Months Ended June 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	17	$4,402	$—
Total consumer
	Interest rate reduction	17	4,402	—
		17	4,402	—

Commercial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial
	Interest rate reduction	2	482	—
		2	482	—
Total loans
	Interest rate reduction	19	4,884	—
		19	$4,884	$—

	Six Months Ended June 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	18	$3,389	$—
	Payment restructure	34	6,918	—
Home equity and other
	Interest rate reduction	1	13	—
Total consumer
	Interest rate reduction	19	3,402	—
	Payment restructure	34	6,918	—
		53	10,320	—

Total loans
	Interest rate reduction	19	3,402	—
	Payment restructure	34	6,918	—
		53	$10,320	$—

	Six Months Ended June 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	28	$6,792	$—
Home equity and other
	Interest rate reduction	1	37	—
Total consumer
	Interest rate reduction	29	6,829	—
Commercial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial
	Interest rate reduction	2	482	—
		2	482	—
Total loans
	Interest rate reduction	31	7,311	—
		31	$7,311	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2016 and 2015, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2016		2015
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	8	$2,367	1	$220
Home equity and other	1	93	—	—
	9	$2,460	1	$220

	Six Months Ended June 30,
	2016		2015
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	9	$2,638	7	$1,718
Home equity and other	1	93	—	—
	10	$2,731	7	$1,718

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2016	At December 31, 2015

Noninterest-bearing accounts	$915,123	$643,028
NOW accounts, 0.00% to 1.00% at June 30, 2016 and December 31, 2015	518,132	408,477
Statement savings accounts, due on demand, 0.00% to 1.13% at June 30, 2016 and 0.00% to 1.00% at December 31, 2015	300,070	292,092
Money market accounts, due on demand, 0.00% to 1.50% at June 30, 2016 and 0.00% to 1.45% at December 31, 2015	1,366,581	1,155,464
Certificates of deposit, 0.15% to 3.80% at June 30, 2016 and 0.05% to 3.80% at December 31, 2015	1,139,249	732,892
	$4,239,155	$3,231,953

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

NOW accounts	$489	$466	$981	$788
Statement savings accounts	255	266	509	521
Money market accounts	1,606	1,244	2,973	2,383
Certificates of deposit	2,099	1,029	3,555	1,895
	$4,449	$3,005	$8,018	$5,587

The weighted-average interest rates on certificates of deposit at June 30, 2016 and December 31, 2015 were 0.93% and 0.96% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2016

Within one year	$748,938
One to two years	300,518
Two to three years	49,745
Three to four years	24,625
Four to five years	15,423
$1,139,249

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2016 and December 31, 2015 was $503.2 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2016 and December 31, 2015 was $77.2 million and $81.7 million, respectively. There were $310.4 million and $120.3 million of brokered deposits at June 30, 2016 and December 31, 2015, respectively.

NOTE 6–LONG-TERM DEBT:

On May 26, 2016, the Company closed on a $65.0 million in aggregate principal amount of its 6.50% Senior Notes due 2026 (the “Senior Notes”) at an offering price of 100% plus accrued interest. The Senior Notes were sold and issued in a private offering.

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007 resulting in a debt balance of $61.9 million that remains outstanding at June 30, 2016. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

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

NOTE 7–DERIVATIVES AND HEDGING ACTIVITIES:

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at June 30, 2016 or December 31, 2015. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At June 30, 2016 and December 31, 2015, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2015 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2016
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$2,874,721	$12,408	$(16,090)
Interest rate swaptions	268,000	134	—
Interest rate lock and purchase loan commitments	1,113,631	39,995	(4)
Interest rate swaps	2,012,950	58,322	(20,625)
Total derivatives before netting	$6,269,302	110,859	(36,719)
Netting adjustment/Cash collateral (1)		(9,780)	34,738
Carrying value on consolidated statements of financial condition		$101,079	$(1,981)

	At December 31, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,069,102	$1,885	$(1,496)
Interest rate lock and purchase loan commitments	594,360	17,719	(8)
Interest rate swaps	1,109,350	8,670	(4,007)
Total derivatives before netting	$2,772,812	28,274	(5,511)
Netting adjustment/Cash collateral (1)		8,971	5,411
Carrying value on consolidated statements of financial condition		$37,245	$(100)

(1)
Includes cash collateral of $25.0 million and $14.4 million at June 30, 2016 and December 31, 2015 respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At June 30, 2016
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$110,859	$(9,780)	$101,079	$—	$101,079

Derivative liabilities	$(36,719)	$34,738	$(1,981)	$913	$(1,068)

	At December 31, 2015
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,274	$8,971	$37,245	$—	$37,245

Derivative liabilities	$(5,511)	$5,411	$(100)	$5	$(95)

(1)
Includes cash collateral of $25.0 million and $14.4 million at June 30, 2016 and December 31, 2015 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Recognized in noninterest income:
Net gain on mortgage loan origination and sale activities (1)	$761	$14,248	$(331)	$22,251
Mortgage servicing income (2)	22,241	(17,221)	53,948	(4,987)
Other (3)	(390)	—	(1,352)	—
	$22,612	$(2,973)	$52,265	$17,264

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 8–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2016	At December 31, 2015

Single family	$716,913	$632,273
Multifamily DUS® (1)	39,174	11,076
Other (2)	16,693	6,814
Total loans held for sale	$772,780	$650,163

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes multifamily loans originated from sources other than DUS.

Loans sold consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Single family	$2,173,392	$1,894,387	$3,644,975	$3,211,346
Multifamily DUS	109,394	72,459	157,364	98,632
Other (1)	31,813	—	31,813	—
Total loans sold	$2,314,599	$1,966,846	$3,834,152	$3,309,978

(1)	Includes multifamily loans originated from sources other than DUS.

Net gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Single family:
Servicing value and secondary market gains(1)	$73,685	$61,884	$127,812	$118,173
Loan origination and funding fees	7,355	5,635	12,683	10,090
Total single family	81,040	67,519	140,495	128,263
Multifamily DUS	3,655	2,314	5,184	3,253
Other (2)	935	141	1,214	345
Total net gain on mortgage loan origination and sale activities	$85,630	$69,974	$146,893	$131,861

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily loans originated from sources other than DUS.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At June 30, 2016	At December 31, 2015

Single family
U.S. government and agency	$16,433,411	$14,628,596
Other	640,109	719,215
	17,073,520	15,347,811
Commercial
Multifamily DUS	1,023,505	924,367
Other	62,466	79,513
	1,085,971	1,003,880
Total loans serviced for others	$18,159,491	$16,351,691

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 9, Commitments, Guarantees and Contingencies, of this Form 10-Q.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$2,725	$2,111	$2,922	$1,956
Additions (1)	885	682	912	1,169
Realized losses (2)	(231)	(313)	(455)	(645)
Balance, end of period	$3,379	$2,480	$3,379	$2,480

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $5.7 million and $9.6 million were recorded in other assets as of June 30, 2016 and December 31, 2015, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At June 30, 2016 and December 31, 2015, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $26.3 million and $29.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Servicing income, net:
Servicing fees and other	$13,402	$10,057	$25,932	$19,120
Changes in fair value of single family MSRs due to modeled amortization (1)	(7,758)	(9,012)	(15,015)	(18,247)
Amortization of multifamily MSRs	(648)	(476)	(1,285)	(930)
	4,996	569	9,632	(57)
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(14,055)	18,483	(42,269)	11,172
Net gain from derivatives economically hedging MSR	22,241	(17,221)	53,948	(4,987)
	8,186	1,262	11,679	6,185
Mortgage servicing income	$13,182	$1,831	$21,311	$6,128

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2016	2015	2016	2015

Constant prepayment rate ("CPR") (2)	15.62%	13.31%	16.30%	14.56%
Discount rate (3)	10.57%	10.06%	10.44%	10.28%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2016

Fair value of single family MSR	$130,900
Expected weighted-average life (in years)	3.84
Constant prepayment rate (1)	21.74%
Impact on 25 basis points adverse change	$(18,106)
Impact on 50 basis points adverse change	$(34,321)
Discount rate	10.50%
Impact on fair value of 100 basis points increase	$(3,432)
Impact on fair value of 200 basis points increase	$(6,680)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Beginning balance	$133,449	$110,709	$156,604	$112,439
Additions and amortization:
Originations	19,264	20,405	31,580	35,218
Purchases	—	3	—	6
Changes due to modeled amortization(1)	(7,758)	(9,012)	(15,015)	(18,247)
Net additions and amortization	11,506	11,396	16,565	16,977
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(14,055)	18,483	(42,269)	11,172
Ending balance	$130,900	$140,588	$130,900	$140,588

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Beginning balance	$15,402	$11,013	$14,651	$10,885
Origination	1,612	2,112	3,000	2,694
Amortization	(648)	(476)	(1,285)	(930)
Ending balance	$16,366	$12,649	$16,366	$12,649

At June 30, 2016, the expected weighted-average life of the Company’s multifamily MSRs was 9.98 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2016

Remainder of 2016	$1,228
2017	2,355
2018	2,200
2019	2,093
2020	1,971
2021 and thereafter	6,519
Carrying value of multifamily MSR	$16,366

NOTE 9–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2016 and December 31, 2015 was $110.9 million and $52.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $488.8 million and $456.4 million at June 30, 2016 and December 31, 2015, respectively. Unused home equity and commercial banking funding lines totaled $251.2 million and $216.5 million at June 30, 2016 and December 31, 2015, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2016 and December 31, 2015, the total unpaid principal balance of loans sold under this program was $1.02 billion and $924.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $1.9 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2016 and 2015.

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

The Company does not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with the FHA or the guarantee with the VA. If loans are later found not to meet the requirements of the FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify the FHA or VA against losses. The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company. In general, once an FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA residential mortgage loan to minimize the cost of interest advances on the loan. If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $17.14 billion and $15.43 billion as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.4 million and $2.9 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2016, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of June 30, 2016.

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

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
Level 3 recurring fair value measurement
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 8, Mortgage Banking Operations.
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

(in thousands)	Fair Value at June 30, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$139,074	$—	$139,074	$—
Commercial	24,707	—	24,707	—
Municipal bonds	335,801	—	335,801	—
Collateralized mortgage obligations:
Residential	163,406	—	163,406	—
Commercial	116,099	—	116,099	—
Corporate debt securities	85,249	—	85,249	—
U.S. Treasury securities	26,020	—	26,020	—
Single family mortgage servicing rights	130,900	—	—	130,900
Single family loans held for sale	716,913	—	673,171	43,742
Single family loans held for investment	22,362	—	—	22,362
Derivatives
Forward sale commitments	12,408	—	12,408	—
Interest rate swaptions	134	—	134	—
Interest rate lock and purchase loan commitments	39,995	—	—	39,995
Interest rate swaps	58,322	—	58,322	—
Total assets	$1,871,390	$—	$1,634,391	$236,999
Liabilities:
Derivatives
Forward sale commitments	$16,090	$—	$16,090	$—
Interest rate lock and purchase loan commitments	4	—	—	4
Interest rate swaps	20,625	—	20,625	—
Total liabilities	$36,719	$—	$36,715	$4

(in thousands)	Fair Value at December 31, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$68,101	$—	$68,101	$—
Commercial	17,851	—	17,851	—
Municipal bonds	171,869	—	171,869	—
Collateralized mortgage obligations:
Residential	84,497	—	84,497	—
Commercial	79,133	—	79,133	—
Corporate debt securities	78,736	—	78,736	—
U.S. Treasury securities	40,964	—	40,964	—
Single family mortgage servicing rights	156,604	—	—	156,604
Single family loans held for sale	632,273	—	582,951	49,322
Single family loans held for investment	21,544	—	—	21,544
Derivatives
Forward sale commitments	1,884	—	1,884	—
Interest rate swaptions	—	—	—	—
Interest rate lock and purchase loan commitments	17,719	—	—	17,719
Interest rate swaps	8,670	—	8,670	—
Total assets	$1,379,845	$—	$1,134,656	$245,189
Liabilities:
Derivatives
Forward sale commitments	$1,496	$—	$1,496	$—
Interest rate lock and purchase loan commitments	8	—	—	8
Interest rate swaps	4,007	—	4,007	—
Total liabilities	$5,511	$—	$5,503	$8

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2016 and 2015.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2016 and 2015, see Note 8, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $22.4 million at June 30, 2016.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At June 30, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$22,362	Income approach	Implied spread to benchmark interest rate curve	4.21%	6.03%	4.72%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$21,544	Income approach	Implied spread to benchmark interest rate curve	3.26%	4.35%	4.01%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At June 30, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$43,742	Income approach	Implied spread to benchmark interest rate curve	4.01%	5.64%	4.32%
			Market price movement from comparable bond	—%	0.68%	0.39%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$49,322	Income approach	Implied spread to benchmark interest rate curve	2.68%	7.62%	3.91%
			Market price movement from comparable bond	(0.43)%	(0.06)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Beginning balance, net	$28,482	$26,019	$17,711	$11,933
Total realized/unrealized gains(1)	58,767	32,160	103,295	88,146
Settlements	(47,258)	(34,692)	(81,015)	(76,592)
Ending balance, net	$39,991	$23,487	$39,991	$23,487

(1)
All realized and unrealized gains and losses are recognized in earnings as net gain from mortgage loan origination and sale activities on the consolidated statements of operations. There were net unrealized gains of $40.0 million for the three and six months ended June 30, 2016 and $23.5 million for the three and six months ended June 30, 2015, respectively, recognized on interest rate lock and purchase loan commitments outstanding at June 30, 2016 and 2015, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At June 30, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$39,991	Income approach	Fall out factor	0.73%	66.31%	13.41%
			Value of servicing	0.57%	1.79%	1.00%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$17,711	Income approach	Fall out factor	0.60%	61.16%	15.80%
			Value of servicing	0.53%	1.71%	0.80%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and six months ended June 30, 2016 and 2015, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three and six months ended June 30, 2016, the Company applied a stated value adjustment of 63.4%. During the three months ended June 30, 2015, the Company applied a range of stated value adjustments of 42.4% to 51.4%, with a weighted average of 48.2%. During the six months ended June 30, 2015, the Company applied a range of stated value adjustments of 25.0% to 51.4%, with a weighted average of 36.8%. During the three and six months ended June 30, 2016 and 2015, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and six months ended June 30, 2016 and 2015 and what we still held at the end of the respective reporting period.

	At or for the Three Months Ended June 30, 2016
(in thousands)	Fair Value of Assets Held at June 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,581	$—	$—	$2,581	$20
Other real estate owned(2)	5,485	—	—	5,485	—
Total	$8,066	$—	$—	$8,066	$20

	At or for the Three Months Ended June 30, 2015
(in thousands)	Fair Value of Assets Held at June 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$8,955	$—	$—	$8,955	$170
Other real estate owned(2)	—	—	—	—	—
Total	$8,955	$—	$—	$8,955	$170

	At or for the Six Months Ended June 30, 2016
(in thousands)	Fair Value of Assets Held at June 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,581	$—	$—	$2,581	$(14)
Other real estate owned(2)	5,485	—	—	5,485	(391)
Total	$8,066	$—	$—	$8,066	$(405)

	At or for the Six Months Ended June 30, 2015
(in thousands)	Fair Value of Assets Held at June 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$8,955	$—	$—	$8,955	$184
Other real estate owned(2)	—	—	—	—	—
Total	$8,955	$—	$—	$8,955	$184

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$45,229	$45,229	$45,229	$—	$—
Investment securities held to maturity	38,008	39,386	—	39,386	—
Loans held for investment	3,676,597	3,790,687	—	—	3,790,687
Loans held for sale – transferred from held for investment	9,858	9,858	—	—	9,858
Loans held for sale – multifamily	39,174	39,174	—	39,174	—
Mortgage servicing rights – multifamily	16,366	18,190	—	—	18,190
Federal Home Loan Bank stock	40,414	40,414	—	40,414	—
Liabilities:
Deposits	$4,239,155	$4,224,768	$—	$4,224,768	$—
Federal Home Loan Bank advances	878,987	883,016	—	883,016	—
Long-term debt	125,126	128,603	—	128,603	—

	At December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$32,684	$32,684	$32,684	$—	$—
Investment securities held to maturity	31,013	31,387	—	31,387	—
Loans held for investment	3,171,176	3,255,740	—	—	3,255,740
Loans held for sale – transferred from held for investment	6,814	6,814	—	—	6,814
Loans held for sale – multifamily	11,076	11,076	—	11,076	—
Mortgage servicing rights – multifamily	14,651	16,412	—	—	16,412
Federal Home Loan Bank stock	44,342	44,342	—	44,342	—
Liabilities:
Deposits	$3,231,953	$3,229,670	$—	$3,229,670	$—
Federal Home Loan Bank advances	1,018,159	1,021,344	—	1,021,344	—
Long-term debt	61,857	60,239	—	60,239	—

NOTE 11–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015

Net income	$21,749	$12,376	$28,156	$22,680
Weighted average shares:
Basic weighted-average number of common shares outstanding	24,708,375	22,028,539	24,192,441	19,593,421
Dilutive effect of outstanding common stock equivalents (1)	203,544	264,195	202,207	230,484
Diluted weighted-average number of common stock outstanding	24,911,919	22,292,734	24,394,648	19,823,905
Earnings per share:
Basic earnings per share	$0.88	$0.56	$1.16	$1.16
Diluted earnings per share	$0.87	$0.56	$1.15	$1.14

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2016 and 2015 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero and 927 at June 30, 2016 and 2015, respectively.

NOTE 12–BUSINESS SEGMENTS:

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

Financial highlights by operating segment were as follows.

	Three Months Ended June 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$6,089	$38,393	$44,482
Provision for credit losses	—	1,100	1,100
Noninterest income	94,295	8,181	102,476
Noninterest expense	76,928	34,103	111,031
Income before income taxes	23,456	11,371	34,827
Income tax expense	8,786	4,292	13,078
Net income	$14,670	$7,079	$21,749
Total assets	$966,586	$4,974,592	$5,941,178

	Three Months Ended June 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$7,585	$30,645	$38,230
Provision for credit losses	—	500	500
Noninterest income	69,363	3,624	72,987
Noninterest expense	63,055	29,280	92,335
Income before income taxes	13,893	4,489	18,382
Income tax expense	4,371	1,635	6,006
Net income	$9,522	$2,854	$12,376
Total assets	$1,175,075	$3,691,173	$4,866,248

	Six Months Ended June 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$11,134	$74,039	$85,173
Provision for credit losses	—	2,500	2,500
Noninterest income	161,360	12,824	174,184
Noninterest expense	141,651	70,733	212,384
Income before income taxes	30,843	13,630	44,473
Income tax expense	11,308	5,009	16,317
Net income	$19,535	$8,621	$28,156
Total assets	$966,586	$4,974,592	$5,941,178

	Six Months Ended June 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$13,212	$55,752	$68,964
Provision for credit losses	—	3,500	3,500
Noninterest income	134,655	13,705	148,360
Noninterest expense	116,871	64,946	181,817
Income before income taxes	30,996	1,011	32,007
Income tax expense (benefit)	11,156	(1,829)	9,327
Net income	$19,840	$2,840	$22,680
Total assets	$1,175,075	$3,691,173	$4,866,248

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

NOTE 13–ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Beginning balance	$4,161	$3,713	$(2,449)	$1,546
Other comprehensive income (loss) before reclassifications	5,627	(4,295)	12,260	(2,128)
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	—	(63)	—
Net current-period other comprehensive income (loss)	5,587	(4,295)	12,197	(2,128)
Ending balance	$9,748	$(582)	$9,748	$(582)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Gain on sale of investment securities available for sale	$62	$—	$97	$—
Income tax expense	22	—	34	—
Total, net of tax	$40	$—	$63	$—

NOTE 14–SUBSEQUENT EVENTS:

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015

Income statement data (for the period ended):
Net interest income	$44,482	$40,691	$39,740	$39,634	$38,230	$85,173	$68,964
Provision for credit losses	1,100	1,400	1,900	700	500	2,500	3,500
Noninterest income	102,476	71,708	65,409	67,468	72,987	174,184	148,360
Noninterest expense	111,031	101,353	92,725	92,026	92,335	212,384	181,817
Income before income taxes	34,827	9,646	10,524	14,376	18,382	44,473	32,007
Income tax expense	13,078	3,239	1,846	4,415	6,006	16,317	9,327
Net income	$21,749	$6,407	$8,678	$9,961	$12,376	$28,156	$22,680
Basic income per share	$0.88	$0.27	$0.39	$0.45	$0.56	$1.16	$1.16
Diluted income per share	$0.87	$0.27	$0.39	$0.45	$0.56	$1.15	$1.14
Common shares outstanding	24,821,349	24,550,219	22,076,534	22,061,702	22,065,249	24,821,349	22,065,249
Weighted average number of shares outstanding:
Basic	24,708,375	23,676,506	22,050,022	22,035,317	22,028,539	24,192,441	19,593,421
Diluted	24,911,919	23,877,376	22,297,183	22,291,810	22,292,734	24,394,648	19,823,905
Shareholders' equity per share	$22.55	$21.55	$21.08	$20.87	$20.29	$22.55	$20.29
Financial position (at period end):
Cash and cash equivalents	$45,229	$46,356	$32,684	$37,303	$46,197	$45,229	$46,197
Investment securities	928,364	687,081	572,164	602,018	509,545	928,364	509,545
Loans held for sale	772,780	696,692	650,163	882,319	972,183	772,780	972,183
Loans held for investment, net	3,698,959	3,523,551	3,192,720	3,012,943	2,900,675	3,698,959	2,900,675
Mortgage servicing rights	147,266	148,851	171,255	146,080	153,237	147,266	153,237
Other real estate owned	10,698	7,273	7,531	8,273	11,428	10,698	11,428
Total assets	5,941,178	5,417,252	4,894,495	4,975,653	4,866,248	5,941,178	4,866,248
Deposits	4,239,155	3,823,027	3,231,953	3,307,693	3,322,653	4,239,155	3,322,653
Federal Home Loan Bank advances	878,987	883,574	1,018,159	1,025,745	922,832	878,987	922,832
Shareholders' equity	$559,603	$529,132	$465,275	$460,458	$447,726	$559,603	$447,726
Financial position (averages):
Investment securities	$766,248	$625,695	$584,519	$539,330	$506,904	$695,971	$484,955
Loans held for investment	3,677,361	3,399,479	3,120,644	2,975,624	2,861,223	3,538,420	2,617,347
Total interest-earning assets	5,186,131	4,629,507	4,452,326	4,394,557	4,266,382	4,907,819	3,872,206
Total interest-bearing deposits	3,072,314	2,734,975	2,587,125	2,573,512	2,626,925	2,903,645	2,417,420
Federal Home Loan Bank advances	946,488	896,726	987,803	887,711	783,801	921,607	650,620
Federal funds purchased and securities sold under agreements to repurchase	—	—	100	—	4,336	—	22,932
Total interest-bearing liabilities	4,110,208	3,693,558	3,636,885	3,523,080	3,476,919	3,901,883	3,152,829
Shareholders’ equity	$548,080	$510,883	$470,635	$460,489	$455,721	$529,482	$413,102

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015

Financial performance:
Return on average shareholders' equity (1)	15.87%	5.02%	7.38%	8.65%	10.86%	10.64%	10.98%
Return on average assets	1.54%	0.51%	0.71%	0.83%	1.06%	1.06%	1.07%
Net interest margin (2)	3.48%	3.55%	3.61%	3.67%	3.63%	3.52%	3.62%
Efficiency ratio (3)	75.55%	90.17%	88.18%	85.92%	83.02%	81.89%	83.66%
Asset quality:
Allowance for credit losses	$34,001	$32,423	$30,659	$27,887	$26,448	$34,001	$26,448
Allowance for loan losses/total loans (4)	0.88%	0.88%	0.91%	0.89%	0.88%	0.88%	0.88%
Allowance for loan losses/nonaccrual loans	207.41%	195.51%	170.54%	138.27%	120.97%	207.41%	120.97%
Total nonaccrual loans (5)(6)	$15,745	$16,012	$17,168	$19,470	$21,308	$15,745	$21,308
Nonaccrual loans/total loans	0.42%	0.45%	0.53%	0.64%	0.73%	0.42%	0.73%
Other real estate owned	$10,698	$7,273	$7,531	$8,273	$11,428	$10,698	$11,428
Total nonperforming assets (6)	$26,443	$23,285	$24,699	$27,743	$32,736	$26,443	$32,736
Nonperforming assets/total assets	0.45%	0.43%	0.50%	0.56%	0.67%	0.45%	0.67%
Net (recoveries) charge-offs	$(478)	$(364)	$(872)	$(739)	$(320)	$(842)	$(424)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.28%	10.17%	9.46%	9.69%	9.46%	10.28%	9.46%
Tier 1 common equity risk-based capital (to risk-weighted assets)	13.52%	13.09%	13.04%	13.35%	13.17%	13.52%	13.17%
Tier 1 risk-based capital (to risk-weighted assets)	13.52%	13.09%	13.04%	13.35%	13.17%	13.52%	13.17%
Total risk-based capital (to risk-weighted assets)	14.33%	13.93%	13.92%	14.15%	13.97%	14.33%	13.97%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.88%	10.50%	9.95%	10.00%	9.87%	9.88%	9.87%
Tier 1 common equity risk-based capital (to risk-weighted assets)	10.31%	10.60%	10.52%	10.65%	10.66%	10.31%	10.66%
Tier 1 risk-based capital (to risk-weighted assets)	11.51%	11.89%	11.94%	12.09%	12.02%	11.51%	12.02%
Total risk-based capital (to risk-weighted assets)	12.22%	12.63%	12.70%	12.79%	12.72%	12.22%	12.72%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.03%, 1.07%, 1.10%, 1.11% and 1.12% at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $2.6 million, $2.6 million, $1.2 million, $1.5 million and $1.2 million of nonperforming loans guaranteed by the SBA at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

	At or for the Three Months Ended					At or for the Six Months Ended
(in thousands)	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$17,073,520	$15,980,932	$15,347,811	$14,271,187	$12,980,045	$17,073,520	$12,980,045
Multifamily DUS	1,023,505	946,191	924,367	866,880	840,051	1,023,505	840,051
Other	62,466	62,566	79,513	86,567	83,982	62,466	83,982
Total loans serviced for others	$18,159,491	$16,989,689	$16,351,691	$15,224,634	$13,904,078	$18,159,491	$13,904,078

Loan production volumes:
Mortgage Banking segment:
Single family mortgage closed loans(1)(2)	$2,261,599	$1,573,148	$1,648,735	$1,934,151	$2,022,656	$3,834,747	$3,629,549
Single family mortgage interest rate lock commitments(2)	2,361,691	1,803,703	1,340,148	1,806,767	1,882,955	4,165,394	3,784,193
Single family mortgage loans sold(2)	2,173,392	1,471,583	1,830,768	1,965,223	1,894,387	3,644,975	3,211,346
Commercial and Consumer Banking segment:
Loan originations
Multifamily DUS® (3)	$146,535	$39,094	$53,279	$47,342	$79,789	185,629	104,217
Other (4)	5,528	—	—	—	—	5,528	—
Loans sold
Multifamily DUS® (3)	109,394	47,970	63,779	42,333	72,459	157,364	98,632
Other (4)	$31,813	$—	$—	$—	$—	$31,813	$—

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(4)	Includes multifamily loans originated from sources other than DUS.

Management’s Overview of Second Quarter of 2016 Financial Performance

HomeStreet is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. HomeStreet, Inc. is a bank holding company whose operating subsidiaries are principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet, Inc., doing business as HomeStreet Insurance Agency, also provides insurance products and services for consumers and businesses. HomeStreet Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. We also offer single family home loans through the Bank’s partial ownership in an affiliated business arrangement with WMS Series LLC, whose home loan businesses are known as Windermere Mortgage Services and Penrith Home Loans.
HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank.
We have been growing both organically and through acquisitions since our initial public offering in February 2012. We have expanded our operations geographically, primarily into California and Eastern Washington, grown our residential lending through opportunistic hiring of loan officers and made significant investments in the growth of our commercial banking product offerings and market share. We have completed four whole bank acquisitions since 2012 — Yakima National Bank and Fortune Bank in 2013, which expanded our geographic footprint into eastern Washington and expanded our commercial banking operations respectively; Simplicity Bancorp in March 2015, which added seven retail bank branches in Southern California to complement our single family mortgage lending operations in that region; and Orange County Business Bank in February 2016, which contributed to both our presence in Southern California and our commercial banking operations. At the same time, we have acquired three branches in Washington state and have opened several other de novo branches within our market area, including two branches in San Diego that were opened in the first quarter of 2016, bringing our number of retail branches in Southern California to ten, as well as stand-alone lending centers both in our existing markets and in Northern California, Salt Lake City, Utah; Phoenix, Arizona; Boise, Idaho; Denver, Colorado; and Dallas, Texas.
From an operational growth perspective, in 2015 we launched a new division of the Bank called HomeStreet commercial capital, an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to sell into the secondary market. At the same time, we added another team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California.
In addition to closing our acquisition of OCBB in the first quarter of 2016, in May 2016 we announced an agreement to purchase both retail bank branches and all related deposits and loans from The Bank of Oswego in Lake Oswego, Oregon, which will expand our presence in the Portland, Oregon metropolitan area, and in June 2016 we announced an agreement with Boston Private Bank & Trust to acquire two retail bank branches and certain related deposits in Southern California. Both acquisitions are expected to close in the second half of 2016; however, the transactions are subject to closing conditions including regulatory approval and other external factors that may impact the timing and success of closing.
On May 20, 2016, we completed the issuance of $65 million, 6.5% senior notes, due in 2026. A majority of the net proceeds of $63.5 million will be used to support our growth and will be contributed over time to the Bank as capital. Initially, we have invested the net proceeds of the offering in our securities portfolio pending future loan growth.
Results of Operations

At June 30, 2016, we had total assets of $5.94 billion, net loans held for investment of $3.70 billion, deposits of $4.24 billion and shareholders’ equity of $559.6 million. Through the OCBB acquisition we completed in the first quarter of 2016, we added $188.5 million of assets, $125.8 million of loans, $126.5 million of deposits and $8.3 million of goodwill.
Results for the second quarter of 2016 reflect the continued growth of our mortgage banking business and expansion of our commercial and consumer business. During the past twelve months, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. In the same time period, we have added nine home loan centers, six commercial lending centers and seven retail deposit branches to bring our total home loan centers to 68, our total commercial lending centers to ten and our total retail deposit branches to 48.

1 DUS® is a registered trademark of Fannie Mae	62

Consolidated Financial Performance

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,		Percent Change
(in thousands, except per share data and ratios)	2016	2015		2016	2015

Selected statement of operations data
Total net revenue (1)	$146,958	$111,217	32%	$259,357	$217,324	19%
Total noninterest expense	111,031	92,335	20%	212,384	181,817	17%
Provision for credit losses	1,100	500	120%	2,500	3,500	(29)%
Income tax expense	13,078	6,006	118%	16,317	9,327	75%
Net income	$21,749	$12,376	76%	$28,156	$22,680	24%

Financial performance
Diluted income per share	$0.87	$0.56		$1.15	$1.14
Return on average common shareholders’ equity	15.87%	10.86%		10.64%	10.98%
Return on average assets	1.54%	1.06%		1.06%	1.07%
Net interest margin	3.48%	3.63%		3.52%	3.62%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three and six months ended June 30, 2016 was $7.1 million and $8.6 million, respectively, compared to $2.9 million and $2.8 million for the three and six months ended June 30, 2015, respectively. The increase was primarily due to higher net interest income from higher average balances of interest-earning assets, partially offset by higher noninterest expense, which were the combined result of merger activities and organic growth. Included in net income for the three and six months ended June 30, 2016 were merger-related expenses, net of tax, of $666 thousand and $4.0 million, respectively. For the three and six months ended June 30, 2015, net income included merger-related expenses, net of tax, of $2.1 million and $10.0 million, respectively. For the six months ended June 30, 2015, merger-related expenses were partially offset by a bargain purchase gain of $6.5 million.

Commercial and Consumer Banking segment net interest income was $38.4 million for the second quarter of 2016, an increase of $7.7 million, or 25.3%, from $30.6 million for the second quarter of 2015. For the six months ended June 30, 2016, segment net interest income was $74.0 million, an increase of $18.3 million, or 32.8%, from $55.8 million for the six months ended June 30, 2015, reflecting higher average balances of loans held for investment as a result of organic growth and acquisitions.

For the three and six months ended June 30, 2016, the Company recorded $1.1 million and $2.5 million, respectively, of provision for credit losses compared to $500 thousand and $3.5 million for the three and six months ended June 30, 2015, respectively. Net recoveries were $842 thousand in the first six months of 2016 compared to net recoveries of $424 thousand in the first six months of 2015. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.88% of loans held for investment at both June 30, 2016 and June 30, 2015. Excluding acquired loans, the allowance for loan losses was 1.03% of loans held for investment at June 30, 2016 compared to 1.12% at June 30, 2015. Nonperforming assets were $26.4 million, or 0.45% of total assets at June 30, 2016, compared to $32.7 million, or 0.67% of total assets at June 30, 2015.

Commercial and Consumer Banking segment noninterest expense was $34.1 million for the second quarter of 2016, an increase of $4.8 million, or 16.5%, from $29.3 million for the second quarter of 2015. For the six months ended June 30, 2016, segment noninterest expense was $70.7 million, an increase of $5.8 million, or 8.9%, from $64.9 million for the six months ended June 30, 2015. The increase in noninterest expense was primarily due to the organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. Over the past 12 months, we added 7 retail deposit branches, five de novo and two from acquisitions, and increased the segment's headcount by 22.3%. During the same period, the commercial and consumer banking segment further expanded its commercial lending business with the launch of HomeStreet commercial capital and the addition of a team specializing in SBA lending, while opening four commercial lending centers.

Mortgage Banking Segment Results

Mortgage Banking segment net income for the three months ended June 30, 2016 and 2015 was $14.7 million and $9.5 million, respectively. The increase in net income is primarily due to higher net gain on single family mortgage loan origination and sale activities resulting from higher interest rate lock commitments, partially offset by higher noninterest expense resulting from continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory and disclosure requirements for the mortgage industry. Mortgage Banking segment net income for the six months ended June 30, 2016 and 2015 was $19.5 million and $19.8 million, respectively, as higher noninterest expense was partially offset by higher net gain on single family mortgage loan origination and sale activities.

Mortgage Banking noninterest income for the three and six months ended June 30, 2016 was $94.3 million and $161.4 million, respectively, compared to $69.4 million and $134.7 million for the three and six months ended June 30, 2015, respectively, primarily due to higher net gain on single family mortgage loan origination and sale activities and higher mortgage servicing income.

Mortgage Banking noninterest expense for the three and six months ended June 30, 2016 was $76.9 million and $141.7 million, respectively, compared to $63.1 million and $116.9 million for the three and six months ended June 30, 2015, respectively, primarily due to increased commissions, salary, insurance, and benefit costs on higher closed loan volume, the continued expansion of offices in new markets, and increased costs resulting from new regulatory and disclosure requirements for the mortgage industry. We added nine home loan centers and increased the segment's headcount by 16.7% during the past twelve months.

Regulatory Matters

The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at June 30, 2016 were 10.28% and 14.33%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios at June 30, 2016 were 9.88% and 12.22%, respectively. At December 31, 2015, the Bank's Tier 1 leverage and total risk-based capital ratios were 9.46% and 13.92%. The Company's Tier 1 leverage and total risk-based capital ratios at December 31, 2015 were 9.95% and 12.70%, respectively.

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

	Three Months Ended June 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$37,572	$27	0.28%	$36,295	$17	0.19%
Investment securities	766,248	4,677	2.44%	506,904	3,922	3.10%
Loans held for sale	704,950	6,565	3.73%	861,960	7,952	3.69%
Loans held for investment	3,677,361	40,727	4.42%	2,861,223	31,036	4.34%
Total interest-earning assets	5,186,131	51,996	4.00%	4,266,382	42,927	4.03%
Noninterest-earning assets (2)	451,116			403,591
Total assets	$5,637,247			$4,669,973
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$456,461	$489	0.43%	$266,937	$329	0.49%
Savings accounts	299,103	255	0.34%	311,188	277	0.36%
Money market accounts	1,286,570	1,589	0.50%	1,147,641	1,240	0.43%
Certificate accounts	1,030,180	2,191	0.86%	901,159	1,184	0.53%
Total interest-bearing deposits	3,072,314	4,524	0.59%	2,626,925	3,030	0.46%
Federal Home Loan Bank advances	946,488	1,462	0.62%	783,801	906	0.46%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	4,336	2	0.22%
Long-term debt	91,406	823	3.62%	61,857	272	1.76%
Total interest-bearing liabilities	4,110,208	6,809	0.67%	3,476,919	4,210	0.49%
Noninterest-bearing liabilities	978,959			737,333
Total liabilities	5,089,167			4,214,252
Shareholders’ equity	548,080			455,721
Total liabilities and shareholders’ equity	$5,637,247			$4,669,973
Net interest income (3)		$45,187			$38,717
Net interest spread			3.33%			3.54%
Impact of noninterest-bearing sources			0.15%			0.09%
Net interest margin			3.48%			3.63%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $705 thousand and $487 thousand for the three months ended June 30, 2016 and 2015, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Six Months Ended June 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$38,805	$71	0.36%	$42,799	$42	0.19%
Investment securities	695,971	8,442	2.43%	484,955	6,902	2.84%
Loans held for sale	634,623	12,051	3.81%	727,105	13,616	3.76%
Loans held for investment	3,538,420	78,006	4.40%	2,617,347	57,059	4.38%
Total interest-earning assets	4,907,819	98,570	4.01%	3,872,206	77,619	4.02%
Noninterest-earning assets (2)	426,906			372,737
Total assets	$5,334,725			$4,244,943
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$436,093	$981	0.45%	$221,843	$509	0.45%
Savings accounts	297,821	509	0.34%	272,102	542	0.41%
Money market accounts	1,237,023	2,953	0.48%	1,106,334	2,375	0.43%
Certificate accounts	932,708	3,716	0.79%	817,141	2,212	0.55%
Total interest-bearing deposits	2,903,645	8,159	0.56%	2,417,420	5,638	0.47%
Federal Home Loan Bank advances	921,607	2,881	0.62%	650,620	1,519	0.47%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	22,932	28	0.24%
Long-term debt	76,631	1,133	2.80%	61,857	536	1.75%
Total interest-bearing liabilities	3,901,883	12,173	0.63%	3,152,829	7,721	0.49%
Noninterest-bearing liabilities	903,360			679,012
Total liabilities	4,805,243			3,831,841
Shareholders’ equity	529,482			413,102
Total liabilities and shareholders’ equity	$5,334,725			$4,244,943
Net interest income (3)		$86,397			$69,898
Net interest spread			3.38%			3.53%
Impact of noninterest-bearing sources			0.14%			0.09%
Net interest margin			3.52%			3.62%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.2 million and $934 thousand for the six months ended June 30, 2016 and 2015, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

Interest income does not include interest earned on loans that have been placed on nonaccrual status. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $546 thousand and $992 thousand for the three months ended June 30, 2016 and 2015, respectively and $1.2 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Net Income

For the three months ended June 30, 2016, net income was $21.7 million, an increase of $9.4 million or 75.7% from $12.4 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net income was $28.2 million, an increase of $5.5 million, or 24%, from $22.7 million for the six months ended June 30, 2015. Included in net income for the three and six months ended June 30, 2016 were merger-related expenses, net of tax, of $666 thousand and $4.0 million, respectively. Included in net income for the three and six months ended June 30, 2015 were merger-related expenses, net of tax, of $2.2 million and $10.0 million, respectively, partially offset by a bargain purchase gain of $6.5 million for the six months ended June 30, 2015.

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

Net interest income on a tax equivalent basis for the second quarter of 2016 increased $6.5 million, or 16.7%, from the second quarter of 2015. For the six months ended June 30, 2016, net interest income was $86.4 million, an increase of $16.5 million, or 23.6%, from $69.9 million for the six months ended June 30, 2015. The net interest margin for the second quarter of 2016 decreased to 3.48% from 3.63% for the second quarter of 2015. For the six months ended June 30, 2016, the net interest margin decreased to 3.52% from 3.62% for the six months ended June 30, 2015. These decreases were due primarily to higher cost of interest-bearing liabilities, including certificate accounts and long-term debt as a result of our May 2016 issuance of $65 million in 6.5% senior notes.

Total average interest-earning assets increased 21.6% and 26.7% from the three and six months ended June 30, 2015, respectively, primarily as a result of growth in average loans held for investment, both organically and through merger activities. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income on a tax equivalent basis in the second quarter of 2016 increased $9.1 million, or 21.1%, from $42.9 million in the second quarter of 2015. For the six months ended June 30, 2016, interest income increased $21.0 million, or 27.0%, from $77.6 million for the six months ended June 30, 2015. These increases were primarily the result of higher average balances of loans held for investment.

Total interest expense in the second quarter of 2016 increased $2.6 million, or 61.7% from $4.2 million in the second quarter of 2015. For the six months ended June 30, 2016, interest expense increased $4.5 million, or 57.7%, from $7.7 million for the six months ended June 30, 2015. These increases were primarily the result of higher average balances of interest-bearing deposits and FHLB advances.

Provision for Credit Losses

We recorded a provision for credit losses of $1.1 million for second quarter of 2016 compared to a provision of $500 thousand for the second quarter of 2015. For the first half of 2016, provision for credit losses was $2.5 million compared to a provision of $3.5 million for the first half of 2015.

Nonaccrual loans were $15.7 million at June 30, 2016, a decrease of $1.4 million, or 8.3%, from $17.2 million at December 31, 2015. Nonaccrual loans as a percentage of total loans decreased to 0.42% at June 30, 2016 from 0.53% at December 31, 2015.

Net recoveries were $478 thousand in the second quarter of 2016 compared to net recoveries of $320 thousand in the second quarter of 2015. For the first half of 2016, net recoveries were $842 thousand compared to net recoveries of $424 thousand for the first half of 2015. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Noninterest income
Net gain on mortgage loan origination and sale activities (1)	$85,630	$69,974	$15,656	22%	$146,893	$131,861	$15,032	11%
Mortgage servicing income	13,182	1,831	11,351	620	21,311	6,128	15,183	248
Income from WMS Series LLC	1,164	484	680	140	1,300	1,048	252	24
Depositor and other retail banking fees	1,652	1,399	253	18	3,247	2,538	709	28
Insurance agency commissions	370	291	79	27	764	706	58	8
Gain on sale of investment securities available for sale	62	—	62	NM	97	—	97	NM
Bargain purchase gain	—	(79)	79	(100)	—	6,549	(6,549)	(100)
Other	416	(913)	1,329	(146)	572	(470)	1,042	(222)
Total noninterest income	$102,476	$72,987	$29,489	40%	$174,184	$148,360	$25,824	17%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The increase in noninterest income in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily the result of higher net gain on mortgage loan origination and sale activities and higher mortgage servicing income.

The significant components of our noninterest income are described in greater detail, as follows.

Net gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Single family held for sale:
Servicing value and secondary market gains(1)	$73,685	$61,884	$11,801	19%	$127,812	$118,173	$9,639	8%
Loan origination and funding fees	7,355	5,635	1,720	31	12,683	10,090	2,593	26
Total single family held for sale	81,040	67,519	13,521	20	140,495	128,263	12,232	10
Multifamily DUS	3,655	2,314	1,341	58	5,184	3,253	1,931	59
Other (2)	935	141	794	563	1,214	345	869	252
Net gain on mortgage loan origination and sale activities	$85,630	$69,974	$15,656	22%	$146,893	$131,861	$15,032	11%

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily loans from sources other than DUS.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Single family mortgage closed loan volume (1)	$2,261,599	$2,022,656	$238,943	12%	$3,834,747	$3,629,549	$205,198	6%
Single family mortgage interest rate lock commitments (1)	$2,361,691	$1,882,955	$478,736	25%	$4,165,394	$3,784,193	$381,201	10%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The increase in net gain on mortgage loan origination and sale activities in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 reflected higher single family mortgage interest rate lock commitments. We continue to expand our mortgage lending network with new lending offices and growing production personnel by 12.0% at June 30, 2016 compared to June 30, 2015.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing net gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line of net gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 9, Commitments, Guarantees and Contingencies, to the financial statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Effect of changes to the mortgage repurchase liability recorded in net gain on mortgage loan origination and sale activities:
New loan sales (1)	$(885)	$(682)	$(1,454)	$(1,169)
Other changes in estimated repurchase losses(2)	—	—	542	—
	$(885)	$(682)	$(912)	$(1,169)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Servicing income, net:
Servicing fees and other	$13,402	$10,057	$3,345	33%	$25,932	$19,120	$6,812	36%
Changes in fair value of MSRs due to modeled amortization (1)	(7,758)	(9,012)	1,254	(14)	(15,015)	(18,247)	3,232	(18)
Amortization of multifamily MSRs	(648)	(476)	(172)	36	(1,285)	(930)	(355)	38
	4,996	569	4,427	778	9,632	(57)	9,689	(16,998)
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(14,055)	18,483	(32,538)	(176)	(42,269)	11,172	(53,441)	(478)
Net gain (loss) from derivatives economically hedging MSRs	22,241	(17,221)	39,462	(229)	53,948	(4,987)	58,935	(1,182)
	8,186	1,262	6,924	549	11,679	6,185	5,494	89
Mortgage servicing income	$13,182	$1,831	$11,351	620%	$21,311	$6,128	$15,183	248%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)
The increase in mortgage servicing income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily attributable to higher servicing income and improved risk management results. The increase in risk management results was primarily attributable to gains from prepayment model assumption adjustments in the second quarter of 2016 to better align modeled borrower prepayment behavior with observed borrower prepayment behavior. There was no such adjustment in the second quarter of 2015.

MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, prepayment model assumption adjustments, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

Mortgage servicing fees collected in the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $18.16 billion at June 30, 2016 compared to $13.90 billion at June 30, 2015.

Income from WMS Series LLC increased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to an increase in interest rate lock commitments. For the second quarter of 2016, interest rate lock commitments of $203.7 million increased 21.8% from $167.3 million for the same period in 2015. For the first six months of 2016, interest rate lock commitments of $315.6 million increased 0.8% from $313.2 million for the same period in 2015.

Depositor and other retail banking fees for the three and six months ended June 30, 2016 increased from the three and six months ended June 30, 2015 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through merger activities. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Fees:
Monthly maintenance and deposit-related fees	$674	$695	$(21)	(3)%	$1,372	$1,210	$162	13%
Debit Card/ATM fees	956	676	280	41	1,836	1,288	548	43
Other fees	22	28	(6)	(21)	39	40	(1)	(3)
Total depositor and other retail banking fees	$1,652	$1,399	$253	18%	$3,247	$2,538	$709	28%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Noninterest expense
Salaries and related costs	$75,167	$61,654	$13,513	22%	$142,451	$119,247	$23,204	19%
General and administrative	16,739	13,955	2,784	20	32,261	26,780	5,481	20
Amortization of core deposit intangibles	525	547	(22)	(4)	1,057	883	174	20
Legal	605	577	28	5	1,048	1,044	4	—
Consulting	1,177	813	364	45	2,849	6,378	(3,529)	(55)
Federal Deposit Insurance Corporation assessments	784	861	(77)	(9)	1,500	1,386	114	8
Occupancy	7,513	6,107	1,406	23	14,668	11,947	2,721	23
Information services	8,447	7,714	733	10	15,981	13,834	2,147	16
Net cost of operation and sale of other real estate owned	74	107	(33)	(31)	569	318	251	79
Total noninterest expense	$111,031	$92,335	$18,696	20%	$212,384	$181,817	$30,567	17%

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Noninterest expense
Salaries and related costs	$639	$1,745	$4,122	$7,676
General and administrative	128	500	465	1,249
Legal	(29)	67	47	351
Consulting	183	763	1,016	5,751
Occupancy	46	220	125	383
Information services	58	(87)	448	(37)
Total noninterest expense	$1,025	$3,208	$6,223	$15,373

The increase in noninterest expense in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to increased commissions on higher closed loan volume, salaries and related costs, general and administrative costs, occupancy and information services costs, primarily a result of the growth in personnel in connection with our expansion of our commercial and consumer and mortgage banking businesses, both organically and through merger-related activities.

Income Tax Expense

For the second quarter of 2016, income tax provision was $13.1 million with an effective tax rate of 37.6% (inclusive of discrete items), compared to a provision of $6.0 million for the second quarter of 2015. For the first six months of 2016, income tax provision was $16.3 million with an effective tax rate of 36.7% (inclusive of discrete items), compared to a provision of $9.3 million for the first six months of 2015.
Our effective income tax rate for the second quarter of 2016 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, and low-income housing tax credit investments.

Review of Financial Condition – Comparison of June 30, 2016 to December 31, 2015

Total assets were $5.94 billion at June 30, 2016 and $4.89 billion at December 31, 2015. Through the OCBB merger, we added $188.5 million of acquired assets and $8.3 million of goodwill to the balance sheet in the first quarter of 2016.

Cash and cash equivalents were $45.2 million at June 30, 2016 compared to $32.7 million at December 31, 2015, an increase of $12.5 million, or 38.4%.

Investment securities were $928.4 million at June 30, 2016 compared to $572.2 million at December 31, 2015, an increase of $356.2 million, or 62.3%, primarily resulting from the investment of the net proceeds of the May 2016 issuance of senior notes in our securities portfolio pending future loan growth.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $38.0 million at June 30, 2016 which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At June 30, 2016		At December 31, 2015
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$139,074	16%	$68,101	13%
Commercial	24,707	3	17,851	3
Municipal bonds	335,801	38	171,869	32
Collateralized mortgage obligations:
Residential	163,406	18	84,497	16
Commercial	116,099	13	79,133	15
Corporate debt securities	85,249	9	78,736	14
U.S. Treasury securities	26,020	3	40,964	7
Total investment securities available for sale	$890,356	100%	$541,151	100%

Loans held for sale were $772.8 million at June 30, 2016 compared to $650.2 million at December 31, 2015, an increase of $122.6 million, or 18.9%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to increased mortgage production levels.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2016		At December 31, 2015
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,218,216	32.7%	$1,203,180	37.3%
Home equity and other	309,204	8.3	256,373	8.0
	1,527,420	41.0	1,459,553	45.3
Commercial loans:
Commercial real estate (2)	762,170	20.4	600,703	18.6
Multifamily	562,728	15.1	426,557	13.2
Construction/ land development	639,441	17.1	583,160	18.1
Commercial business	239,077	6.4	154,262	4.8
	2,203,416	59.0	1,764,682	54.7
	3,730,836	100.0%	3,224,235	100.0%
Net deferred loan fees and costs	779		(2,237)
	3,731,615		3,221,998
Allowance for loan losses	(32,656)		(29,278)
	$3,698,959		$3,192,720

(1)
Includes $22.4 million and $21.5 million at June 30, 2016 and December 31, 2015, respectively, of loans at where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
June 30, 2016 and December 31, 2015 balances comprised of $222.9 million and $154.9 million of owner-occupied loans, respectively, and $539.3 million and $445.8 million of non-owner-occupied loans, respectively.

Loans held for investment, net increased $506.2 million, or 15.9%, from December 31, 2015. Our commercial real estate loan portfolio increased $161.5 million, or 26.9%, from December 31, 2015. Our multifamily loan portfolio increased $136.2 million, or 31.9%, during the same period, primarily as a result of the growth of our commercial and consumer banking segment, both organically and through acquisitions. Our construction loans, including commercial construction and residential construction, increased $56.3 million from December 31, 2015, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $147.3 million at June 30, 2016 compared to $171.3 million at December 31, 2015, a decrease of $24.0 million, or 14.0%, primarily due to the higher projected prepayment speeds due to the decline of market interest rate, partially offset by the higher average loan balance serviced for others and model assumption adjustments.

Federal Home Loan Bank stock was $40.4 million at June 30, 2016 compared to $44.3 million at December 31, 2015, a decrease of $3.9 million, or 8.9%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $209.7 million at June 30, 2016, compared to $148.4 million at December 31, 2015, an increase of $61.4 million, or 41.4%, primarily attributable to overall company growth and an increase in derivative assets.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At June 30, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$504,988	11.9%	$370,523	11.5%
Interest-bearing transaction and savings deposits:
NOW accounts	518,132	12.2	408,477	12.6
Statement savings accounts due on demand	300,070	7.1	292,092	9.0
Money market accounts due on demand	1,366,581	32.2	1,155,464	35.8
Total interest-bearing transaction and savings deposits	2,184,783	51.5	1,856,033	57.4
Total transaction and savings deposits	2,689,771	63.4	2,226,556	68.9
Certificates of deposit	1,139,249	26.9	732,892	22.7
Noninterest-bearing accounts - other	410,135	9.7	272,505	8.4
Total deposits	$4,239,155	100.0%	$3,231,953	100.0%

Deposits at June 30, 2016 increased $1.01 billion, or 31.2%, from December 31, 2015. During the first six months of 2016, transaction and savings deposits increased by $463.2 million, or 20.8%, reflecting the growth and expansion of our branch banking network. The $406.4 million, or 55.4%, increase in certificates of deposit since December 31, 2015 was due in part to a $190.0 million, or 157.9%, increase in brokered deposits. Additionally, during the first quarter of 2016, we added $126.5 million of deposits from the OCBB merger. The $137.6 million, or 50.5%, increase in deposits in other noninterest-bearing accounts is primarily related to insurance and property tax escrow deposits and loan payoff funds received that have not yet been remitted to investors stemming from elevated refinance activity.

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2016 and December 31, 2015 was $503.2 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2016 and December 31, 2015 was $77.2 million and $81.7 million, respectively. There were $310.4 million and $120.3 million of brokered deposits at June 30, 2016 and December 31, 2015, respectively.

Federal Home Loan Bank advances were $879.0 million at June 30, 2016 compared to $1.02 billion at December 31, 2015. We use these borrowings to primarily fund our mortgage banking and securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $559.6 million at June 30, 2016 compared to $465.3 million at December 31, 2015. This increase included additional paid in capital from issuance of common stock of $53.1 million mostly related to the issuance of HomeStreet common stock to OCBB shareholders, net income of $28.2 million and other comprehensive income of $12.2 million recognized during the six months ended June 30, 2016. Other comprehensive income represents unrealized gains and losses in the valuation of our investment securities portfolio at June 30, 2016.

Shareholders’ equity, on a per share basis, was $22.55 per share at June 30, 2016, compared to $21.55 per share at December 31, 2015.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2016	2015	2016	2015

Return on assets (1)	1.54%	1.06%	1.06%	1.07%
Return on equity (2)	15.87%	10.86%	10.64%	10.98%
Equity to assets ratio (3)	9.72%	9.76%	9.93%	9.73%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2016, we expanded into Texas with the opening of a commercial real estate lending office. During the first quarter of 2015, we launched HomeStreet commercial capital as a division of HomeStreet Bank, an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. At June 30, 2016, our retail deposit branch network consists of 48 branches in the Pacific Northwest, California and Hawaii. At June 30, 2016 and December 31, 2015, our transaction and savings deposits totaled $2.69 billion and $2.23 billion, respectively, and our loan portfolio totaled $3.70 billion and $3.19 billion, respectively. This segment is also responsible for the management of our investment securities portfolio.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Net interest income	$38,393	$30,645	$7,748	25%	$74,039	$55,752	$18,287	33%
Provision for credit losses	1,100	500	600	120	2,500	3,500	(1,000)	(29)
Noninterest income	8,181	3,624	4,557	126	12,824	13,705	(881)	(6)
Noninterest expense	34,103	29,280	4,823	16	70,733	64,946	5,787	9
Income before income tax expense	11,371	4,489	6,882	153	13,630	1,011	12,619	1,248
Income tax expense (benefit)	4,292	1,635	2,657	163	5,009	(1,829)	6,838	(374)
Net income	$7,079	$2,854	$4,225	148%	$8,621	$2,840	$5,781	204%

Total assets	$4,974,592	$3,691,173	$1,283,419	35%	$4,974,592	$3,691,173	$1,283,419	35%
Efficiency ratio (1)	73.22%	85.44%			81.43%	93.51%
Full-time equivalent employees (ending)	926	757			926	757
Net gain on loan origination and sale activities:
Multifamily DUS	$3,655	$2,314	$1,341	58%	$5,184	$3,253	1,931	59%
Other (2)	935	141	794	563	1,214	345	869	252%
	$4,590	$2,455	$2,135	87%	$6,398	$3,598	2,800	78%

Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS	$146,535	$79,789	$66,746	84%	$185,629	$104,217	$81,412	78%
Other (2)	5,528	—	5,528	NM	5,528	—	$5,528	NM
Loans sold
Multifamily DUS	$109,394	$72,459	$36,935	51%	$157,364	$98,632	$58,732	60%
Other (2)	$31,813	$—	$31,813	NM	$31,813	$—	31,813	NM
NM = not meaningful
(1)Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Includes multifamily loans from sources other than DUS.

Commercial and Consumer Banking net income increased for the three and six months ended June 30, 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets and higher commercial net gain on loan origination and sale activities, partially offset by increased noninterest expense primarily resulting from the expansion of this segment.

The segment recorded a provision for credit losses of $1.1 million and $2.5 million, respectively, for the three and six months ended June 30, 2016 compared to provision of $500 thousand and $3.5 million, respectively, for the three and six months ended June 30, 2015.

Resulting from the growth of this segment, noninterest income increased for the three and six months ended June 30, 2016 due to increases in net gain on loan origination and sale activities, servicing income and depositor and other retail banking fees. Included in noninterest income for the six months ended June 30, 2015 was a bargain purchase gain of $6.5 million from the merger with Simplicity.

Noninterest expense increased primarily due to the growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. During the first quarter of 2015, we added seven retail deposit branches in Southern California through our merger with Simplicity, and increased our commercial lending capabilities in California by launching HomeStreet commercial capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. Over the past 12 months, we added seven retail deposit branches, five de novo and two from acquisitions, and increased the segment's headcount by 22.3%. Included in noninterest expense for the three and six months ended June 30, 2016 was $1.0 million and $6.2 million, respectively, of merger-related costs. For the three and six months ended June 30, 2015, such merger-related expenses related to the Simplicity merger were $3.2 million and $15.4 million, respectively.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Servicing income, net:
Servicing fees and other	$1,871	$1,135	$736	65%	$3,312	$2,021	$1,291	64%
Amortization of multifamily MSRs	(648)	(476)	(172)	36	(1,285)	(930)	(355)	38
Commercial mortgage servicing income	$1,223	$659	$564	86%	$2,027	$1,091	$936	86%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At June 30, 2016	At December 31, 2015
(in thousands)

Multifamily DUS	$1,023,505	$924,367
Other	62,466	79,513
Total commercial loans serviced for others	$1,085,971	$1,003,880

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

Mortgage Banking segment results are detailed below.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Net interest income	$6,089	$7,585	$(1,496)	(20)%	$11,134	$13,212	$(2,078)	(16)%
Noninterest income	94,295	69,363	24,932	36	161,360	134,655	26,705	20
Noninterest expense	76,928	63,055	13,873	22	141,651	116,871	24,780	21
Income before income tax expense	23,456	13,893	9,563	69	30,843	30,996	(153)	—
Income tax expense	8,786	4,371	4,415	101	11,308	11,156	152	1
Net income	$14,670	$9,522	$5,148	54%	$19,535	$19,840	$(305)	(2)%

Total assets	$966,586	$1,175,075	$(208,489)	(18)%	$966,586	1,175,075	$(208,489)	(18)%
Efficiency ratio (1)	76.63%	81.94%			82.12%	79.04%
Full-time equivalent employees (ending)	1,409	1,207			1,409	1,207
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$2,261,599	$2,022,656	$238,943	12%	$3,834,747	$3,629,549	$205,198	6%
Single family mortgage interest rate lock commitments(2)	$2,361,691	$1,882,955	$478,736	25%	4,165,394	3,784,193	$381,201	10%
Single family mortgage loans sold(2)	$2,173,392	$1,894,387	$279,005	15%	$3,644,975	$3,211,346	$433,629	14%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

The increase in Mortgage Banking net income for the second quarter of 2016 compared to the second quarter of 2015 was primarily due to higher net gain on single family mortgage loan origination and sale activities resulting from higher interest rate lock commitments, partially offset by higher noninterest expense resulting from continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory and disclosure requirements for the mortgage industry. The slight decrease in Mortgage Banking net income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher noninterest expense resulting from the continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory and disclosure requirements for the mortgage industry.

Mortgage Banking net gain on sale to the secondary market is detailed in the following table.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Single family: (1)
Servicing value and secondary market gains(2)	$73,685	$61,884	$11,801	19%	$127,812	$118,173	$9,639	8%
Loan origination and funding fees	7,355	5,635	1,720	31	12,683	10,090	2,593	26
Total mortgage banking net gain on mortgage loan origination and sale activities(1)	$81,040	$67,519	$13,521	20%	$140,495	$128,263	$12,232	10%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The increase in net gain on mortgage loan origination and sale activities for the second quarter of 2016 compared to the second quarter of 2015 is primarily the result of a 25.4% increase in interest rate lock commitments.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Servicing income, net:
Servicing fees and other	$11,531	$8,922	$2,609	29%	$22,620	$17,099	$5,521	32%
Changes in fair value of MSRs due to modeled amortization (1)	(7,758)	(9,012)	1,254	(14)	(15,015)	(18,247)	3,232	(18)
	3,773	(90)	3,863	(4,292)	7,605	(1,148)	8,753	(762)
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(14,055)	18,483	(32,538)	(176)	(42,269)	11,172	(53,441)	(478)
Net gain from derivatives economically hedging MSRs	22,241	(17,221)	39,462	(229)	53,948	(4,987)	58,935	(1,182)
	8,186	1,262	6,924	549	11,679	6,185	5,494	89
Mortgage Banking servicing income	$11,959	$1,172	$10,787	920%	$19,284	$5,037	$14,247	283%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The increase in Mortgage Banking servicing income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily attributable to higher servicing income and improved risk management results. The increase in risk management results was primarily attributable to gains from prepayment model refinements in the second quarter of 2016 to better align modeled borrower prepayment behavior with observed borrower prepayment behavior. There was no model refinements adjustment in second quarter of 2015.
Single family mortgage servicing fees collected increased for the three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015 primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At June 30, 2016	At December 31, 2015
(in thousands)
Single family
U.S. government and agency	$16,433,411	$14,628,596
Other	640,109	719,215
Total single family loans serviced for others	$17,073,520	$15,347,811
Mortgage Banking noninterest expense for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015 primarily due to the continued expansion of offices in new markets and increases of our mortgage production and support staff along with related salary, insurance, and benefit costs as well as increased costs resulting from new regulatory and disclosure requirements for the mortgage industry. Since June 30, 2015, we have increased our lending footprint by adding nine home loan centers to bring our total home loan centers to 68.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies in our 2015 Annual Report on Form 10-K and Note 9, Commitments, Guarantees and Contingencies in this Form 10-Q.

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

Asset Quality and Nonperforming Assets
Nonperforming assets ("NPAs") were $26.4 million, or 0.45% of total assets at June 30, 2016, compared to $24.7 million, or 0.50% of total assets at December 31, 2015. Nonaccrual loans of $15.7 million, or 0.42% of total loans at June 30, 2016, decreased $1.4 million, or 8.3%, from $17.2 million, or 0.53% of total loans at December 31, 2015. Net recoveries during the three and six months ended June 30, 2016 were $478 thousand and $842 thousand, respectively, compared with net recoveries of $320 thousand and $424 thousand, respectively, during the three and six months ended June 30, 2015.

At June 30, 2016, our loans held for investment portfolio, net of the allowance for loan losses, was $3.70 billion, an increase of $506.2 million from December 31, 2015. During the first quarter of 2016, we added $125.8 million of loans to the portfolio from the OCBB merger. The allowance for loan losses was $32.7 million, or 0.88% of loans held for investment, compared to $29.3 million, or 0.91% of loans held for investment at December 31, 2015.

The Company recorded a provision for credit losses of $1.1 million for the second quarter of 2016 compared to a provision of $500 thousand for the second quarter of 2015. For the six months ended June 30, 2016, we recorded a provision for credit losses of $2.5 million compared to a provision of $3.5 million for the six months ended June 30, 2015. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

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

	At June 30, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$89,769		$94,485	$—
Loans with an allowance recorded	3,844		4,023	591
Total	$93,613	(1)	$98,508	$591

	At December 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$90,547		$94,058	$—
Loans with an allowance recorded	3,126		3,293	567
Total	$93,673	(1)	$97,351	$567

(1)	Includes $79.9 million and $74.7 million in single family performing troubled debt restructurings ("TDRs") at June 30, 2016 and December 31, 2015, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 297 impaired loans totaling $93.6 million at June 30, 2016 and 271 impaired loans totaling $93.7 million at December 31, 2015. Included in the total impaired loan amounts were 256 single family TDR loan relationships totaling $82.0 million at June 30, 2016 and 224 single family TDR relationships totaling $77.1 million at December 31, 2015. At June 30, 2016, there were 246 single family impaired relationships totaling $79.9 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $37.1 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and six months ended June 30, 2016 was $93.4 million and $93.6 million, respectively, compared to $118.6 million and $118.8 million for the three and six months ended June 30, 2015. Impaired loans of $3.8 million and $3.1 million had a valuation allowance of $591 thousand and $567 thousand at June 30, 2016 and December 31, 2015, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —
Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form
10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2016			At December 31, 2015
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,294	24.4%	32.2%	$8,942	29.2%	36.9%
Home equity and other	5,400	15.9	8.3	4,620	15.1	8.0
	13,694	40.3	40.5	13,562	44.3	44.9
Commercial loans
Commercial real estate	6,045	17.8	20.6	4,847	15.8	18.8
Multifamily	2,048	6.0	15.2	1,194	3.9	13.3
Construction/land development	9,369	27.6	17.2	9,271	30.2	18.2
Commercial business	2,845	8.3	6.5	1,785	5.8	4.8
	20,307	59.7	59.5	17,097	55.7	55.1
Total allowance for credit losses	$34,001	100.0%	100.0%	$30,659	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2016
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$79,914	$2,072	$81,986
Home equity and other	1,223	173	1,396
	81,137	2,245	83,382
Commercial
Commercial real estate	—	1,006	1,006
Multifamily	508	—	508
Construction/land development	1,627	707	2,334
Commercial business	546	154	700
	2,681	1,867	4,548
	$83,818	$4,112	$87,930

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $37.1 million at June 30, 2016.

	At December 31, 2015
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$74,685	$2,452	$77,137
Home equity and other	1,340	271	1,611
	76,025	2,723	78,748
Commercial
Commercial real estate	—	1,023	1,023
Multifamily	3,014	—	3,014
Construction/land development	3,714	—	3,714
Commercial business	1,658	185	1,843
	8,386	1,208	9,594
	$84,411	$3,931	$88,342

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.6 million at December 31, 2015.

The Company had 285 loan relationships classified as TDRs totaling $87.9 million at June 30, 2016 with no related unfunded commitments. The Company had 259 loan relationships classified as TDRs totaling $88.3 million at December 31, 2015 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,283	$4,522	$8,539	$30,787	(1)	$51,131	$3,828
Home equity and other	463	100	1,663	—		2,226	—
	7,746	4,622	10,202	30,787		53,357	3,828
Commercial loans
Commercial real estate	—	—	3,100	—		3,100	4,070
Multifamily	356	—	113	—		469	—
Construction/land development	—	—	1,003	—		1,003	2,800
Commercial business	—	—	1,327	—		1,327	—
	356	—	5,543	—		5,899	6,870
Total	$8,102	$4,622	$15,745	$30,787		$59,256	$10,698

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,098	$3,537	$12,119	$36,595	(1)	$59,349	$301
Home equity and other	1,095	398	1,576	—		3,069	—
	8,193	3,935	13,695	36,595		62,418	301
Commercial loans
Commercial real estate	233	—	2,341	—		2,574	4,071
Multifamily	—	—	119	—		119	—
Construction/land development	77	—	339	—		416	3,159
Commercial business	—	—	674	17		691	—
	310	—	3,473	17		3,800	7,230
Total	$8,503	$3,935	$17,168	$36,612		$66,218	$7,531

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2016, our primary liquidity ratio was 30.0% compared to 25.4% at December 31, 2015.

At June 30, 2016 and December 31, 2015, the Bank had available borrowing capacity of $360.2 million and $320.4 million, respectively, from the FHLB, and $361.4 million and $382.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the six months ended June 30, 2016, cash and cash equivalents increased $12.5 million compared to an increase of $15.7 million for the six months ended June 30, 2015. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2016, net cash of $108.9 million was used in operating activities, as our net income was less than the fair value adjustment of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2015, net cash of $357.4 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2016, net cash of $676.9 million was used in investing activities, primarily due to $414.1 million of cash used for the origination of portfolio loans and principal repayments and $357.0 million of cash used for the purchase of investment securities, partially offset by $17.5 million of net cash received from the OCBB acquisition. For the six months ended June 30, 2015, net cash of $61.2 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $112.2 million of net cash acquired from the Simplicity merger.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For six months ended June 30, 2016, net cash of $798.3 million was provided by financing activities, primarily due to a $880.7 million organic growth in deposits and $63.3 million net proceeds from the senior note offering. For the six months ended June 30, 2015, net cash of $434.3 million was provided by financing activities, primarily resulting from net proceeds of $259.5 million of FHLB advances and a $226.0 million organic growth in deposits.

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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital of at least 2.5% above the required common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
During the second quarter of 2016, the Company contributed a portion of the proceeds from the issuance of senior notes to the Bank, increasing the Bank's Tier 1 capital.
At June 30, 2016, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At June 30, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$570,579	10.28%	$221,968	4.0%	$277,460	5.0%
Common equity risk-based capital (to risk-weighted assets)	570,579	13.52%	189,842	4.5%	274,216	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	570,579	13.52%	253,122	6.0%	337,497	8.0%
Total risk-based capital (to risk-weighted assets)	$604,580	14.33%	$337,497	8.0%	$421,871	10.0%

	At June 30, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$549,820	9.88%	$222,699	4.0%	$278,373	5.0%
Common equity risk-based capital (to risk-weighted assets)	492,912	10.31%	215,053	4.5%	310,632	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	549,820	11.51%	286,737	6.0%	382,316	8.0%
Total risk-based capital (to risk-weighted assets)	$583,821	12.22%	$382,316	8.0%	$477,895	10.0%

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	455,101	13.04%	157,074	4.5%	226,885	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04%	209,432	6.0%	279,243	8.0%
Total risk-based capital (to risk-weighted assets)	$485,761	13.92%	$279,243	8.0%	$349,054	10.0%

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	423,005	10.52%	180,912	4.5%	261,317	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94%	241,216	6.0%	321,621	8.0%
Total risk-based capital (to risk-weighted assets)	$510,697	12.70%	$321,621	8.0%	$402,026	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	June 30, 2016
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$45,229	$—	$—	$—	$—	$—	$—	$45,229
FHLB Stock	—	—	—	—	—	40,414	—	40,414
Investment securities(1)	50,549	47,607	40,355	159,547	189,726	440,580	—	928,364
Mortgage loans held for sale	761,660	28	57	245	272	10,518	—	772,780
Loans held for investment(1)	1,158,763	207,060	411,656	954,441	447,594	519,445	—	3,698,959
Total interest-earning assets	2,016,201	254,695	452,068	1,114,233	637,592	1,010,957	—	5,485,746
Non-interest-earning assets	—	—	—	—	—	—	455,432	455,432
Total assets	$2,016,201	$254,695	$452,068	$1,114,233	$637,592	$1,010,957	$455,432	$5,941,178
Interest-bearing liabilities:
NOW accounts(2)	$518,132	$—	$—	$—	$—	$—	$—	$518,132
Statement savings accounts(2)	300,070	—	—	—	—	—	—	300,070
Money market accounts(2)	1,366,581	—	—	—	—	—	—	1,366,581
Certificates of deposit	222,298	176,544	373,538	330,333	36,536	—	—	1,139,249
FHLB advances	814,397	7,500	—	41,500	10,000	5,590	—	878,987
Long-term debt(3)	60,126	—	—	—	—	65,000	—	125,126
Total interest-bearing liabilities	3,281,604	184,044	373,538	371,833	46,536	70,590	—	4,328,145
Non-interest bearing liabilities	—	—	—	—	—	—	1,053,430	1,053,430
Equity	—	—	—	—	—	—	559,603	559,603
Total liabilities and shareholders’ equity	$3,281,604	$184,044	$373,538	$371,833	$46,536	$70,590	$1,613,033	$5,941,178
Interest sensitivity gap	(1,265,403)	70,651	78,530	742,400	591,056	940,367
Cumulative interest sensitivity gap	$(1,265,403)	$(1,194,752)	$(1,116,222)	$(373,822)	$217,234	$1,157,601
Cumulative interest sensitivity gap as a percentage of total assets	(21)%	(20)%	(19)%	(6)%	4%	19%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	61%	66%	71%	91%	105%	127%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2016 and December 31, 2015 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2016		December 31, 2015
Change in Interest Rates (basis points)	Percentage Change
	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(0.4)%	2.5%	(5.1)%	(10.0)%
+100	(0.5)	3.6	(2.6)	(2.4)
-100	(1.1)	(12.3)	0.1	(8.3)
-200	(2.7)%	(25.0)%	(4.4)%	(19.4)%

(1)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(2)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At June 30, 2016, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2015, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both lower market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our initial public offering (“IPO”) in February 2012, we have pursued a strategy of targeted and opportunistic growth which has included four whole-bank acquisitions - Fortune Bank and Yakima National Bank in November 2013, Simplicity Bancorp and its subsidiary, Simplicity Bank, in March 2015, and Orange County Business Bank in February 2016 - along with three branch acquisitions in 2014 and 2015. We have also entered into two agreements to acquire a total of four additional branches, which we expect will close in the second half of 2016, although these transactions remain subject to certain closing conditions, including regulatory approval, and other external factors that may impact our ability to close in a timely manner or at all. These acquisitions represent both significant operational growth and a substantial geographic expansion of our commercial and consumer banking operations. Simultaneously with this growth of our banking operations through acquisition, we have also grown our mortgage origination operations opportunistically but quickly, opening new offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. We also started expanding our commercial lending activities, opening new offices in Salt Lake City, Utah in 2015 and Dallas, Texas in the first quarter of 2016 and adding production personnel in Southern California focused on residential construction during 2014 and early 2015 and a team focused on SBA loans in 2015. At the time of our IPO, we had 20 retail branches and nine stand-alone lending centers. By June 30, 2016 we have grown to a total of 48 retail branches and 78 stand-alone lending centers, including 10 commercial lending centers.

These activities reflect substantial growth in terms of total assets, total deposits, total loans and employees. We plan to continue both strategic and opportunistic growth, which can present substantial demands on management personnel, line employees, and other aspects of our operations, especially if growth occurs rapidly. We may face difficulties in managing that growth, and we may experience a variety of adverse consequences, including:

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

Because our business strategy includes growth in total assets, total deposits, total loans and employees, including through opportunistic acquisitions, if we fail to manage our growth properly, our financial condition and results of operations could be negatively affected.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected.

The integration of recent and future acquisitions could consume significant resources and may not be successful.

We have completed four whole-bank acquisitions in three years and we have also acquired three stand-alone branches in the same time period, all of which has required substantial resources and costs related to the acquisition process and subsequent integration. For example, we incurred $4.0 million and $10.7 million of merger related expenses, net of tax, in the six months ended June 30, 2016 and the fiscal year ended December 31, 2015. We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the near future as part of our strategy to grow our business and our market share.

We have also entered into two agreements to acquire a total of four additional branches, two in Lake Oswego, Oregon and two in Southern California, which we expect will close in the second half of 2016, although these transactions remain subject to certain closing conditions, including regulatory approval, and other external factors that may impact our ability to close in a timely manner or at all. These pending acquisitions and any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as the integration of any acquired entities or assets into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

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

In addition, in certain cases our acquisition of a whole bank or a branch includes the acquisition of all or a substantial portion of the target bank or branch’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances where we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank or branch, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs or increases in allowances for loan losses.

Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

In addition, we may choose to issue additional common stock for future acquisitions, or we may instead choose to pay the consideration in cash or a combination of stock and cash. Any issuances of stock relating to an acquisition may have a dilutive effect on earnings per share, book value per share or the percentage ownership of current shareholders depending on the value of the assets or entity acquired. Alternatively, the use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

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

Worsening conditions in the real estate market and higher than normal delinquency and default rates on loans could cause other adverse consequences for us, including:

•
Reduced cash flows and capital resources, as we are required to make cash advances to meet contractual obligations to investors, process foreclosures, and maintain, repair and market foreclosed properties;

•	Declining mortgage servicing fee revenues because we recognize these revenues only upon collection;

•	Increasing loan servicing costs;

•	Declining fair value on our mortgage servicing rights; and

•	Declining fair values and liquidity of securities held in our investment portfolio that are collateralized by mortgage obligations.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

We are headquartered in Seattle, Washington, and a significant portion of our historical operations have been limited to the Pacific Northwest and, to a lesser degree, Hawaii. Since 2014 we have expanded significantly into California by opening mortgage centers and acquiring Simplicity Bank and Orange County Business Bank. We have also established lending operations in and around Salt Lake City, Utah; Phoenix, Arizona; Dallas, Texas; Boise, Idaho and the Bay Area of Northern California. However, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington State, the Portland, Oregon metropolitan area and Los Angeles and Orange Counties in Southern California. Each of these areas is subject to various types of natural disasters, and each has experienced disproportionately significant economic declines in recent years. Economic declines or natural disasters that affect these areas in particular, or economic events that affect the Western United States more generally, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

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

As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. These deficiencies have included “material weaknesses,” defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For example, our management determined that we had experienced a material weakness in our internal control over financial reporting as of September 30, 2014 related to errors in the analysis of hedge effectiveness related to fair value hedge accounting for certain loans and related swap or derivative instruments, and also concluded that our internal control over financial reporting were not effective as of December 31, 2014 because of a material weakness in our internal controls related to certain new back office systems, primarily relating to accounts payable processing and payroll processing. We also have discovered “significant deficiencies,” defined as a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management has identified and implemented remedial measures intended to resolve all known deficiencies. To support our growth initiatives and to create operating efficiencies the company has implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations, we may experience additional internal control lapses that could expose the company to operating losses.
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

For example, the Company has responded to inquiries from the SEC’s Division of Enforcement relating primarily to our fair value hedge accounting analysis described above. We believe we had made all appropriate accounting adjustments, are cooperating fully with the SEC in response to the ongoing investigation and do not believe the investigation will have a material adverse impact on the Company but can provide no assurances regarding any formal or informal enforcement action that may be taken by the SEC. If any such action is initiated, it may result in distraction of our management, and could carry the potential of fines or penalties that might have a negative impact on our income and assets.

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

Our management of capital could adversely affect profitability measures and the market price of our common stock and could dilute the holders of our outstanding common stock.

Our capital ratios are higher than regulatory minimums. We may choose to have a lower capital ratio in the future in order to take advantage of growth opportunities, including acquisition and organic loan growth, or in order to take advantage of a favorable investment opportunity. On the other hand, we may in the future elect to raise capital through a sale of our debt or equity securities in order to have additional resources to pursue our growth, including by acquisition, fund our business needs and meet our commitments, or as a response to changes in economic conditions that make capital raising a prudent choice. In the event the quality of our assets or our economic position were to deteriorate significantly, as a result of market forces or otherwise, we may also need to raise additional capital in order to remain compliant with capital standards.

We may not be able to raise such additional capital at the time when we need it, or on terms that are acceptable to us. Our ability to raise additional capital will depend in part on conditions in the capital markets at the time, which are outside our control, and in part our financial performance. Further, if we need to raise capital in the future, especially if it is in response to changing market conditions, we may need to do so when many other financial institutions are also seeking to raise capital, which would create competition for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, any capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with a reservation of servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and we could incur a net valuation loss as a result of our hedging activities. As we continue to expand our single family mortgage operations and add more single family mortgage origination personnel, the volume of our single family loans held for sale and MSRs has continued to increase. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs.

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

We may incur additional costs in placing loans if our third party purchasers discontinue doing business with us for any reason.
We rely on third party purchasers with whom we place loans as a source of funding for the loans we make to consumers. Occasionally, third party loan purchasers may go out of business, elect to exit the market or choose to cease doing business with us for a myriad of reasons, including but not limited to the increased burdens on purchasers related to compliance, adverse market conditions or other pressures on the industry. In the event that one or more third party purchasers goes out of business, exits the market or otherwise ceases to do business with us at a time when we have loans that have been placed with such purchaser but not yet sold, we may incur additional costs to sell those loans to other purchasers or may have to retain such loans, which could negatively impact our results of operations and our capital position.
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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, increases in interest rates in early 2014 reduced our mortgage revenues in large part by drastically reducing the market for refinancings, which negatively impacted our noninterest income and, to a lesser extent, our net interest income, as well as demand for our residential loan products and the revenue realized on the sale of loans in the first half of 2014. Conversely, the United Kingdom’s announcement that it would leave the European Union in the second quarter of 2016 caused interest rates to fall again, increasing the demand for refinance mortgages in that period and providing a positive impact on our income and revenues in that period. Market volatility in interest rates can be difficult to predict, however, as unexpected interest rate changes may result in a sudden impact but anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change. For example, in the fourth quarter of 2015, as the market anticipated a change in interest rates by the Federal Reserve, mortgage interest rates increased. However, once the actual interest rate change was announced, mortgage rates began to come back down somewhat in response to the flattening of the yield curve. Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

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

Housing affordability is directly affected by the level of mortgage interest rates. The housing market recovery has been aided by a protracted period of historically low mortgage interest rates that has made it easier for consumers to qualify for a mortgage and purchase a home. Mortgage rates rose somewhat in the fourth quarter of 2015 in anticipation of a general interest rate increase that was implemented by the Federal Reserve in December 2015. While mortgage rates have subsequently declined, should mortgage rates substantially increase over current levels, it would become more difficult for many consumers to qualify for mortgage credit. This could have a dampening effect on home sales and on home values.

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

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations. For more on these regulatory requirements and how they apply to the Company and the Bank, see "Liquidity and Capital Resources — Capital Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q and “Regulation and Supervision of HomeStreet Bank — Capital and Prompt Corrective Action Requirements - Capital Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2015. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

Federal, state and local consumer protection laws may restrict our ability to offer and/ or increase our risk of liability with respect to certain products and services and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice. These risks are enhanced because of our growth activities as we integrate operations from our acquisitions and expand our geographic markets. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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

On October 3, 2015, the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, became effective. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, require significant systems modifications, process and procedures changes and training and we have incurred and will continue to incur additional personnel costs in the near future related to compliance with TRID. Failure to comply with these new requirements may result in regulatory penalties for disclosure violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

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

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $147.3 million at June 30, 2016. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” as well as “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements” in Item 1 of the Company's 2015 Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has made special dividend distributions to its public shareholders in prior quarters, the Company has not adopted a dividend policy and the board of directors has determined that it was in the best interests of the shareholders not to declare a dividend to be paid for each of the last seven quarters. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital needs of the business or other factors.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.

On June 16, 2016, the FASB issued amendments to its guidance on financial instruments and credit losses. Among other things, the amendments change the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date, and require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis and eliminate the probable initial recognition in current GAAP and reflect the current estimate of all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.
These amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Although we are currently evaluating the impact of these changes, we anticipate that this accounting change could have a material impact on the Company’s consolidated financial statements.
The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, credit unions, mortgage companies and savings institutions, but more recently has also come from financial technology (or "fintech") companies that rely on technology to provide financial services. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and provide consistent customer service while keeping costs in line. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text, and on-line banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition or results of operations may be adversely affected.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(2)(3)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Definitions Linkbase Document

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015, and Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 4, 2016.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Melba A. Bartels
Melba A. Bartels
Senior Executive Vice President and Chief Financial Officer