Form 10-Q
period 2016-09-30
HomeStreet, Inc.
filed 2016-11-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
Commission file number: 001-35424
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of November 2, 2016 was 24,836,124.6.

Table of Contents

Table of Contents

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents (including interest-earning instruments of $8,580 and $2,079)	$55,998	$32,684
Investment securities (includes $949,075 and $541,151 carried at fair value)	991,325	572,164
Loans held for sale (includes $834,144 and $632,273 carried at fair value)	893,513	650,163
Loans held for investment (net of allowance for loan losses of $33,975 and $29,278; includes $20,547, and $21,544 carried at fair value)	3,764,178	3,192,720
Mortgage servicing rights (includes $149,910 and $156,604 carried at fair value)	167,501	171,255
Other real estate owned	6,440	7,531
Federal Home Loan Bank stock, at cost	39,783	44,342
Premises and equipment, net	72,951	63,738
Goodwill	19,900	11,521
Other assets	215,012	148,377
Total assets	$6,226,601	$4,894,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,504,560	$3,231,953
Federal Home Loan Bank advances	858,923	1,018,159
Accounts payable and other liabilities	151,968	117,251
Long-term debt	125,122	61,857
Total liabilities	5,640,573	4,429,220
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000, issued and outstanding, 24,833,008 shares and 22,076,534 shares	511	511
Additional paid-in capital	276,844	222,328
Retained earnings	300,742	244,885
Accumulated other comprehensive income (loss)	7,931	(2,449)
Total shareholders' equity	586,028	465,275
Total liabilities and shareholders' equity	$6,226,601	$4,894,495

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2016	2015	2016	2015

Interest income:
Loans	$49,752	$41,012	$139,748	$111,603
Investment securities	5,476	2,754	12,531	8,426
Other	102	224	396	647
	55,330	43,990	152,675	120,676
Interest expense:
Deposits	5,362	3,069	13,380	8,656
Federal Home Loan Bank advances	1,605	958	4,486	2,476
Federal funds purchased and securities sold under agreements to repurchase	2	—	2	8
Long-term debt	1,440	278	2,574	815
Other	119	51	258	123
	8,528	4,356	20,700	12,078
Net interest income	46,802	39,634	131,975	108,598
Provision for credit losses	1,250	700	3,750	4,200
Net interest income after provision for credit losses	45,552	38,934	128,225	104,398
Noninterest income:
Net gain on mortgage loan origination and sale activities	92,600	57,885	239,493	189,746
Mortgage servicing income	14,544	4,768	35,855	10,896
Income from WMS Series LLC	1,174	380	2,474	1,428
Depositor and other retail banking fees	1,744	1,701	4,991	4,239
Insurance agency commissions	441	477	1,205	1,183
Gain on sale of investment securities available for sale	48	1,002	145	1,002
Bargain purchase gain	—	796	—	7,345
Other	1,194	459	1,766	(11)
	111,745	67,468	285,929	215,828
Noninterest expense:
Salaries and related costs	79,164	60,991	221,615	180,238
General and administrative	14,949	14,342	47,210	41,122
Amortization of core deposit intangibles	579	527	1,636	1,410
Legal	639	868	1,687	1,912
Consulting	1,390	166	4,239	6,544
Federal Deposit Insurance Corporation assessments	919	504	2,419	1,890
Occupancy	7,740	6,077	22,408	18,024
Information services	7,876	8,159	23,857	21,993
Net cost from operation and sale of other real estate owned	1,143	392	1,712	710
	114,399	92,026	326,783	273,843
Income before income taxes	42,898	14,376	87,371	46,383
Income tax expense	15,197	4,415	31,514	13,742
NET INCOME	$27,701	$9,961	$55,857	$32,641

Basic income per share	$1.12	$0.45	$2.29	$1.60
Diluted income per share	$1.11	$0.45	$2.27	$1.58
Basic weighted average number of shares outstanding	24,811,169	22,035,317	24,398,683	20,407,386
Diluted weighted average number of shares outstanding	24,996,747	22,291,810	24,595,348	20,646,540
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Net income	$27,701	$9,961	$55,857	$32,641
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the period, net of tax (benefit) expense of $(962) and $1,576 for the three months ended September 30, 2016 and 2015, and $5,640 and $430 for the nine months ended September 30, 2016 and 2015, respectively	(1,786)	2,926	10,474	798
Reclassification adjustment for net gains included in net income, net of tax expense of $17 and $351 for the three months ended September 30, 2016 and 2015, and $51 and $351 for the nine months ended September 30, 2016 and 2015, respectively	(31)	(651)	(94)	(651)
Other comprehensive (loss) income	(1,817)	2,275	10,380	147
Comprehensive income	$25,884	$12,236	$66,237	$32,788

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2015	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	32,641	—	32,641
Share-based compensation expense	—	—	986	—	—	986
Common stock issued	7,205,091	—	124,446	—	—	124,446
Other comprehensive income	—	—	—	—	147	147
Balance, September 30, 2015	22,061,702	$511	$222,047	$236,207	$1,693	$460,458

Balance, January 1, 2016	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	55,857	—	55,857
Share-based compensation expense	—	—	1,278	—	—	1,278
Common stock issued	2,756,474	—	53,238	—	—	53,238
Other comprehensive income	—	—	—	—	10,380	10,380
Balance, September 30, 2016	24,833,008	$511	$276,844	$300,742	$7,931	$586,028

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,857	$32,641
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	12,789	10,700
Provision for credit losses	3,750	4,200
Net fair value adjustment and gain on sale of loans held for sale	(220,944)	(3,797)
Fair value adjustment of loans held for investment	(863)	1,797
Origination of mortgage servicing rights	(59,487)	(58,158)
Change in fair value of mortgage servicing rights	61,294	34,949
Net gain on sale of investment securities	(145)	(1,002)
Net gain on sale of loans originated as held for investment	(1,181)	—
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	1,653	290
Loss on disposal of fixed assets	186	89
Net deferred income tax expense	116	11,491
Share-based compensation expense	1,478	783
Bargain purchase gain	—	(7,345)
Origination of loans held for sale	(6,582,189)	(5,599,978)
Proceeds from sale of loans originated as held for sale	6,571,684	5,349,444
Changes in operating assets and liabilities:
Increase in other assets	(55,845)	(32,025)
Increase in accounts payable and other liabilities	30,569	22,550
Net cash used in operating activities	(181,278)	(233,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(468,900)	(177,535)
Proceeds from sale of investment securities	21,107	28,080
Principal repayments and maturities of investment securities	61,018	25,835
Proceeds from sale of other real estate owned	4,310	4,953
Proceeds from sale of loans originated as held for investment	80,956	—
Proceeds from sale of mortgage servicing rights	—	3,825
Mortgage servicing rights purchased from others	—	(9)
Capital expenditures related to other real estate owned	(270)	—
Origination of loans held for investment and principal repayments, net	(497,222)	(260,404)
Proceeds from sale of property and equipment	1,148	—
Purchase of property and equipment	(17,932)	(16,961)
Net cash acquired from acquisitions	24,248	112,196
Net cash used in investing activities	(791,537)	(280,020)

	Nine Months Ended September 30,
(in thousands)	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$1,097,970	$212,710
Proceeds from Federal Home Loan Bank advances	11,323,660	7,332,200
Repayment of Federal Home Loan Bank advances	(11,497,160)	(6,969,700)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	52,304	73,004
Repayment of federal funds purchased and securities sold under agreements to repurchase	(52,304)	(123,004)
Proceeds from Federal Home Loan Bank stock repurchase	197,876	90,565
Purchase of Federal Home Loan Bank stock	(192,086)	(95,783)
Proceeds from debt issuance, net	63,205	—
Proceeds from stock issuance, net	2,664	177
Excess tax benefit related to the exercise of stock options	—	23
Net cash provided by financing activities	996,129	520,192
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,314	6,801
CASH AND CASH EQUIVALENTS:
Beginning of year	32,684	30,502
End of period	$55,998	$37,303
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$19,067	$12,021
Federal and state income taxes paid, net	14,318	16,533
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	1,661	4,095
Loans transferred from held for investment to held for sale	101,938	32,421
Loans transferred from held for sale to held for investment	10,262	25,668
(Reduction in) Ginnie Mae loans recognized with the right to repurchase, net	(33)	3,345
Simplicity acquisition:
Assets acquired, excluding cash acquired	—	738,279
Liabilities assumed	—	718,916
Bargain purchase gain	—	7,345
Common stock issued	—	124,214
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	165,786	—
Liabilities assumed	141,267	—
Goodwill	8,360	—
Common stock issued	$50,373	$—

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

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. These adjustments are of a normal recurring mature, unless otherwise disclosed in this Form 10-Q.The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“2015 Annual Report on Form 10-K”).

Recent Accounting Developments

On August 26, 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early application was permitted upon issuance of the ASU. The Company is currently evaluating the impact of this ASU and the Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU were issued to provide financial statement users with more decision-useful information about the current expected credit losses (CECL) on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments to this ASU require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in this ASU eliminate the probable initial recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.
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

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On August 12, 2016, the Company completed its acquisition of certain assets and liabilities, including two branches in Lake Oswego, Oregon from The Bank of Oswego. This acquisition increases HomeStreet’s network of branches in the Portland, Oregon metropolitan area to a total of five retail deposit branches.

On February 1, 2016, the Company completed its acquisition of Orange County Business Bank ("OCBB") located in Irvine, California through the merger of OCBB with and into HomeStreet Bank with HomeStreet Bank as the surviving subsidiary. The purchase price of this acquisition was $55.9 million. OCBB shareholders as of the effective time received merger consideration equal to 0.5206 shares of HomeStreet common stock, and $1.1641 in cash upon the surrender of their OCBB shares, which resulted in the issuance of 2,459,408 shares of HomeStreet common stock. The provisional application of the acquisition method of accounting resulted in goodwill of $8.3 million. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment. Along with one de novo branch opened in California during the quarter, adding Orange County Business Bank’s branch brings HomeStreet’s Southern California retail deposit branch network to eleven locations.

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

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015. Acquisition-related costs were expensed as incurred in noninterest expense as acquisition and integration costs.

The following table provides a breakout of acquisition-related expense for the nine months ended September 30, 2015:

Nine Months Ended
(in thousands)	September 30, 2015

Noninterest expense
Salaries and related costs	$7,669
General and administrative	1,256
Legal	530
Consulting	5,539
Occupancy	335
Information services	481
Total noninterest expense	$15,810

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2016	2015	2016	2015

Net interest income	$46,802	$39,603	$131,975	$113,190
Provision for credit losses	1,250	700	3,750	4,200
Total noninterest income	111,745	66,676	285,929	209,239
Total noninterest expense	114,399	91,557	326,783	266,243

Net income	$27,701	$9,756	$55,857	$35,355

Basic income per share	$1.12	$0.44	$2.29	$1.60
Diluted income per share	$1.11	$0.44	$2.27	$1.59
Basic weighted average number of shares outstanding	24,811,169	22,035,317	24,398,683	22,034,201
Diluted weighted average number of shares outstanding	24,996,747	22,291,810	24,595,348	22,207,764

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At September 30, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$151,521	$993	$(278)	$152,236
Commercial	26,898	333	(23)	27,208
Municipal bonds	348,181	7,582	(419)	355,344
Collateralized mortgage obligations:
Residential	182,631	906	(704)	182,833
Commercial	118,589	1,775	(105)	120,259
Corporate debt securities	83,026	2,511	(346)	85,191
U.S. Treasury securities	26,003	1	—	26,004
	$936,849	$14,101	$(1,875)	$949,075

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$69,342	$19	$(1,260)	$68,101
Commercial	18,142	14	(305)	17,851
Municipal bonds	168,722	3,460	(313)	171,869
Collateralized mortgage obligations:
Residential	86,167	32	(1,702)	84,497
Commercial	80,190	43	(1,100)	79,133
Corporate debt securities	81,280	125	(2,669)	78,736
U.S. Treasury securities	41,047	—	(83)	40,964
	$544,890	$3,693	$(7,432)	$541,151

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2016 and December 31, 2015, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of September 30, 2016 and December 31, 2015, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(66)	$28,439	$(212)	$10,282	$(278)	$38,721
Commercial	(23)	3,041	—	—	(23)	3,041
Municipal bonds	(420)	64,081	—	—	(420)	64,081
Collateralized mortgage obligations:
Residential	(340)	77,897	(364)	9,666	(704)	87,563
Commercial	(44)	11,125	(61)	6,059	(105)	17,184
Corporate debt securities	(30)	1,615	(315)	11,163	(345)	12,778
U.S. Treasury securities	—	1,000	—	—	—	1,000
	$(923)	$187,198	$(952)	$37,170	$(1,875)	$224,368

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

Mortgage-backed securities:
Residential	$(572)	$36,477	$(688)	$21,119	$(1,260)	$57,596
Commercial	(305)	16,072	—	—	(305)	16,072
Municipal bonds	(211)	21,302	(101)	5,839	(312)	27,141
Collateralized mortgage obligations:
Residential	(673)	50,490	(1,029)	26,028	(1,702)	76,518
Commercial	(986)	60,812	(115)	4,348	(1,101)	65,160
Corporate debt securities	(1,142)	36,953	(1,527)	27,405	(2,669)	64,358
U.S. Treasury securities	(83)	40,964	—	—	(83)	40,964
	$(3,972)	$263,070	$(3,460)	$84,739	$(7,432)	$347,809

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2016 and December 31, 2015. In addition, as of September 30, 2016 and December 31, 2015, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At September 30, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$2	0.31%	$4,065	1.71%	$148,169	1.86%	$152,236	1.86%
Commercial	—	—	22,349	2.14	4,859	2.39	—	—	27,208	2.18
Municipal bonds	1,712	3.95	17,030	2.97	46,779	3.04	289,823	3.78	355,344	3.65
Collateralized mortgage obligations:
Residential	—	—	—	—	2,291	1.32	180,542	1.84	182,833	1.84
Commercial	—	—	22,472	2.00	53,350	2.49	44,437	1.97	120,259	2.21
Corporate debt securities	—	—	19,567	2.97	33,473	3.71	32,151	3.98	85,191	3.64
U.S. Treasury securities	26,004	0.37	—	—	—	—	—	—	26,004	0.37
Total available for sale	$27,716	0.59%	$81,420	2.47%	$144,817	2.91%	$695,122	2.75%	$949,075	2.69%

	At December 31, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

Mortgage-backed securities:
Residential	$—	—%	$4	0.39%	$3,176	1.63%	$64,921	1.88%	$68,101	1.87%
Commercial	—	—	—	—	17,851	2.20	—	—	17,851	2.20
Municipal bonds	510	2.09	8,828	3.33	31,806	3.16	130,725	3.99	171,869	3.79
Collateralized mortgage obligations:
Residential	—	—	—	—	153	0.92	84,344	1.74	84,497	1.74
Commercial	—	—	5,354	1.87	56,506	2.29	17,273	1.87	79,133	2.17
Corporate debt securities	—	—	10,413	2.70	38,291	3.20	30,032	3.64	78,736	3.31
U.S. Treasury securities	39,971	0.39	993	0.63	—	—	—	—	40,964	0.40
Total available for sale	$40,481	0.41%	$25,592	2.65%	$147,783	2.69%	$327,295	2.83%	$541,151	2.60%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Proceeds	$9,641	$28,080	$21,108	$28,080
Gross gains	48	1,002	145	1,002
Gross losses	$—	$—	$—	$—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At September 30, 2016

Federal Home Loan Bank to secure borrowings	$92,313
Washington and California State to secure public deposits	30,877
Securities pledged to secure derivatives in a liability position	25,003
Other securities pledged	9,193
Total securities pledged as collateral	$157,386

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at September 30, 2016 and December 31, 2015.

Tax-exempt interest income on securities available for sale totaling $1.8 million and $968 thousand for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At September 30, 2016	At December 31, 2015

Consumer loans
Single family(1)	$1,186,476	$1,203,180
Home equity and other	338,155	256,373
	1,524,631	1,459,553
Commercial loans
Commercial real estate	810,346	600,703
Multifamily	562,272	426,557
Construction/land development	661,813	583,160
Commercial business	237,117	154,262
	2,271,548	1,764,682
	3,796,179	3,224,235
Net deferred loan fees and costs	1,974	(2,237)
	3,798,153	3,221,998
Allowance for loan losses	(33,975)	(29,278)
	$3,764,178	$3,192,720

(1)
Includes $20.5 million and $21.5 million at September 30, 2016 and December 31, 2015, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.59 billion and $1.73 billion at September 30, 2016 and December 31, 2015, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $674.4 million and $572.0 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2016, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 14.5% and 14.6% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 11.6% of the total portfolio. At December 31, 2015 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 18.0%, 14.7% and 11.3% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.6% of the total portfolio.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2016. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2015 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Allowance for credit losses (roll-forward):
Beginning balance	$34,001	$26,448	$30,659	$22,524
Provision for credit losses	1,250	700	3,750	4,200
Recoveries and (charge-offs), net	(18)	739	824	1,163
Ending balance	$35,233	$27,887	$35,233	$27,887
Components:
Allowance for loan losses	$33,975	$26,922	$33,975	$26,922
Allowance for unfunded commitments	1,258	965	1,258	965
Allowance for credit losses	$35,233	$27,887	$35,233	$27,887

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,294	$(42)	$1	$995	$9,248
Home equity and other	5,400	(356)	192	512	5,748
	13,694	(398)	193	1,507	14,996
Commercial loans
Commercial real estate	6,045	—	—	80	6,125
Multifamily	2,048	—	—	49	2,097
Construction/land development	9,369	—	176	(524)	9,021
Commercial business	2,845	—	11	138	2,994
	20,307	—	187	(257)	20,237
Total allowance for credit losses	$34,001	$(398)	$380	$1,250	$35,233

	Three Months Ended September 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,997	$(232)	$250	$(298)	$8,717
Home equity and other	3,882	(255)	84	541	4,252
	12,879	(487)	334	243	12,969
Commercial loans
Commercial real estate	5,046	—	—	(355)	4,691
Multifamily	780	(150)	—	153	783
Construction/land development	5,943	—	1,033	435	7,411
Commercial business	1,800	(14)	23	224	2,033
	13,569	(164)	1,056	457	14,918
Total allowance for credit losses	$26,448	$(651)	$1,390	$700	$27,887

	Nine Months Ended September 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(74)	$87	$293	$9,248
Home equity and other	4,620	(654)	530	1,252	5,748
	13,562	(728)	617	1,545	14,996
Commercial loans
Commercial real estate	4,847	—	—	1,278	6,125
Multifamily	1,194	—	—	903	2,097
Construction/land development	9,271	(42)	959	(1,167)	9,021
Commercial business	1,785	(26)	44	1,191	2,994
	17,097	(68)	1,003	2,205	20,237
Total allowance for credit losses	$30,659	$(796)	$1,620	$3,750	$35,233

	Nine Months Ended September 30, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$(232)	$496	$(994)	$8,717
Home equity and other	3,322	(456)	225	1,161	4,252
	12,769	(688)	721	167	12,969
Commercial loans
Commercial real estate	3,846	(16)	37	824	4,691
Multifamily	673	(150)	—	260	783
Construction/land development	3,818	—	1,132	2,461	7,411
Commercial business	1,418	(23)	150	488	2,033
	9,755	(189)	1,319	4,033	14,918
Total allowance for credit losses	$22,524	$(877)	$2,040	$4,200	$27,887

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2016
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,223	$1,025	$9,248	$1,079,132	$86,797	$1,165,929
Home equity and other	5,696	52	5,748	336,809	1,346	338,155
	13,919	1,077	14,996	1,415,941	88,143	1,504,084
Commercial loans
Commercial real estate	6,124	1	6,125	806,600	3,746	810,346
Multifamily	2,097	—	2,097	561,651	621	562,272
Construction/land development	9,021	—	9,021	659,480	2,333	661,813
Commercial business	2,767	227	2,994	231,650	5,467	237,117
	20,009	228	20,237	2,259,381	12,167	2,271,548
Total loans evaluated for impairment	33,928	1,305	35,233	3,675,322	100,310	3,775,632
Loans held for investment carried at fair value						20,547	(1)
Total loans held for investment	$33,928	$1,305	$35,233	$3,675,322	$100,310	$3,796,179

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

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$82,898	$85,153	$—
Home equity and other	790	822	—
	83,688	85,975	—
Commercial loans
Commercial real estate	2,217	2,758	—
Multifamily	621	745	—
Construction/land development	2,333	3,259	—
Commercial business	1,094	1,977	—
	6,265	8,739	—
	$89,953	$94,714	$—
With an allowance recorded:
Consumer loans
Single family	$3,899	$3,990	$1,025
Home equity and other	556	555	52
	4,455	4,545	1,077
Commercial loans
Commercial real estate	1,529	1,529	1
Commercial business	4,373	4,445	227
	5,902	5,974	228
	$10,357	$10,519	$1,305
Total:
Consumer loans
Single family(3)	$86,797	$89,143	$1,025
Home equity and other	1,346	1,377	52
	88,143	90,520	1,077
Commercial loans
Commercial real estate	3,746	4,287	1
Multifamily	621	745	—
Construction/land development	2,333	3,259	—
Commercial business	5,467	6,422	227
	12,167	14,713	228
Total impaired loans	$100,310	$105,233	$1,305

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $77.5 million in single family performing TDRs.

	At December 31, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$78,240	$80,486	$—
Home equity and other	955	1,033	—
	79,195	81,519	—
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	1,373	1,475	—
	11,352	12,539	—
	$90,547	$94,058	$—
With an allowance recorded:
Consumer loans
Single family	$1,505	$1,618	$219
Home equity and other	656	656	75
	2,161	2,274	294
Commercial loans
Commercial business	965	1,019	273
	965	1,019	273
	$3,126	$3,293	$567
Total:
Consumer loans
Single family(3)	$79,745	$82,104	$219
Home equity and other	1,611	1,689	75
	81,356	83,793	294
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	2,338	2,494	273
	12,317	13,558	273
Total impaired loans	$93,673	$97,351	$567

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.7 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Consumer loans
Single family	$85,138	$78,432	$83,271	$78,358
Home equity and other	1,371	1,872	1,479	2,184
	86,509	80,304	84,750	80,542
Commercial loans
Commercial real estate	3,431	15,797	3,439	20,328
Multifamily	621	4,590	1,877	4,022
Construction/land development	2,333	4,466	3,023	4,968
Commercial business	4,068	5,883	3,902	4,691
	10,453	30,736	12,241	34,009
	$96,962	$111,040	$96,991	$114,551

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At September 30, 2016
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,152,096	(1)	$4,073	$15,307	$15,000	$1,186,476
Home equity and other	335,966		304	320	1,565	338,155
	1,488,062		4,377	15,627	16,565	1,524,631
Commercial loans
Commercial real estate	744,279		55,490	4,098	6,479	810,346
Multifamily	542,091		19,206	862	113	562,272
Construction/land development	640,379		15,771	4,181	1,482	661,813
Commercial business	179,532		43,819	4,298	9,468	237,117
	2,106,281		134,286	13,439	17,542	2,271,548
	$3,594,343		$138,663	$29,066	$34,107	$3,796,179

(1)
Includes $20.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of September 30, 2016 and December 31, 2015, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2015 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At September 30, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,108	$3,727	$46,385	$59,220	$1,127,256	(1)	$1,186,476	$32,108	(2)
Home equity and other	385	144	1,563	2,092	336,063		338,155	—
	9,493	3,871	47,948	61,312	1,463,319		1,524,631	32,108
Commercial loans
Commercial real estate	—	—	3,731	3,731	806,615		810,346	—
Multifamily	—	354	113	467	561,805		562,272	—
Construction/land development	—	—	1,376	1,376	660,437		661,813	—
Commercial business	—	—	4,861	4,861	232,256		237,117	—
	—	354	10,081	10,435	2,261,113		2,271,548	—
	$9,493	$4,225	$58,029	$71,747	$3,724,432		$3,796,179	$32,108

	At December 31, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$7,098	$3,537	$48,714	$59,349	$1,143,831	(1)	$1,203,180	$36,595	(2)
Home equity and other	1,095	398	1,576	3,069	253,304		256,373	—
	8,193	3,935	50,290	62,418	1,397,135		1,459,553	36,595
Commercial loans
Commercial real estate	233	—	2,341	2,574	598,129		600,703	—
Multifamily	—	—	119	119	426,438		426,557	—
Construction/land development	77	—	339	416	582,744		583,160	—
Commercial business	—	—	692	692	153,570		154,262	17
	310	—	3,491	3,801	1,760,881		1,764,682	17
	$8,503	$3,935	$53,781	$66,219	$3,158,016		$3,224,235	$36,612

(1)
Includes $20.5 million and $21.5 million of loans at September 30, 2016 and December 31, 2015, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At September 30, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,172,199	(1)	$14,277	$1,186,476
Home equity and other	336,592		1,563	338,155
	1,508,791		15,840	1,524,631
Commercial loans
Commercial real estate	806,615		3,731	810,346
Multifamily	562,159		113	562,272
Construction/land development	660,437		1,376	661,813
Commercial business	232,256		4,861	237,117
	2,261,467		10,081	2,271,548
	$3,770,258		$25,921	$3,796,179

	At December 31, 2015
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,191,061	(1)	$12,119	$1,203,180
Home equity and other	254,797		1,576	256,373
	1,445,858		13,695	1,459,553
Commercial loans
Commercial real estate	598,362		2,341	600,703
Multifamily	426,438		119	426,557
Construction/land development	582,821		339	583,160
Commercial business	153,588		674	154,262
	1,761,209		3,473	1,764,682
	$3,207,067		$17,168	$3,224,235

(1)
Includes $20.5 million and $21.5 million of loans at September 30, 2016 and December 31, 2015, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended September 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$2,492	$—
	Payment restructure	12	2,773	—
Home equity and other
	Interest rate reduction	1	100	—
Total consumer
	Interest rate reduction	12	2,592	—
	Payment restructure	12	2,773	—
		24	5,365	—

Total loans
	Interest rate reduction	12	2,592	—
	Payment restructure	12	2,773	—
		24	$5,365	$—

	Three Months Ended September 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$1,722	$—
Total consumer
	Interest rate reduction	11	1,722	—
		11	1,722	—
Total loans
	Interest rate reduction	11	1,722	—
		11	$1,722	$—

	Nine Months Ended September 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	29	$5,881	$—
	Payment restructure	46	9,691	—
Home equity and other
	Interest rate reduction	2	113	—
Total consumer
	Interest rate reduction	31	5,994	—
	Payment restructure	46	9,691	—
		77	15,685	—

Total loans
	Interest rate reduction	31	5,994	—
	Payment restructure	46	9,691	—
		77	$15,685	$—

	Nine Months Ended September 30, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	39	$8,514	$—
Home equity and other
	Interest rate reduction	1	37	—
Total consumer
	Interest rate reduction	40	8,551	—
Commercial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial
	Interest rate reduction	2	482	—
		2	482	—
Total loans
	Interest rate reduction	42	9,033	—
		42	$9,033	$—

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2016 and 2015, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2016		2015
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,173	3	$552
Home equity and other	—	—	1	68
	7	$1,173	4	$620

	Nine Months Ended September 30,
	2016		2015
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	16	$3,811	10	$2,270
Home equity and other	1	93	1	68
	17	$3,904	11	$2,338

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2016	At December 31, 2015

Noninterest-bearing accounts	$1,088,508	$643,028
NOW accounts, 0.00% to 1.00% at September 30, 2016 and December 31, 2015	501,370	408,477
Statement savings accounts, due on demand, 0.00% to 1.13% at September 30, 2016 and 0.00% to 1.00% at December 31, 2015	303,872	292,092
Money market accounts, due on demand, 0.00% to 1.50% at September 30, 2016 and 0.00% to 1.45% at December 31, 2015	1,513,547	1,155,464
Certificates of deposit, 0.05% to 3.80% at September 30, 2016 and 0.05% to 3.80% at December 31, 2015	1,097,263	732,892
	$4,504,560	$3,231,953

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

NOW accounts	$484	$495	$1,465	$1,283
Statement savings accounts	262	257	771	778
Money market accounts	2,084	1,272	5,057	3,655
Certificates of deposit	2,532	1,045	6,087	2,940
	$5,362	$3,069	$13,380	$8,656

The weighted-average interest rates on certificates of deposit were 0.96% at both September 30, 2016 and December 31, 2015, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At September 30, 2016

Within one year	$742,312
One to two years	280,983
Two to three years	38,740
Three to four years	19,786
Four to five years	14,129
Thereafter	1,313
$1,097,263

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2016 and December 31, 2015 was $523.4 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2016 and December 31, 2015 was $78.1 million and $81.7 million, respectively. There were $243.6 million and $120.3 million of brokered deposits at September 30, 2016 and December 31, 2015, respectively.

NOTE 6–LONG-TERM DEBT:

On May 26, 2016, the Company closed on a $65.0 million in aggregate principal amount of its 6.50% Senior Notes due 2026 (the “Senior Notes”) at an offering price of 100% plus accrued interest.

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007 resulting in a debt balance of $61.9 million that remains outstanding at September 30, 2016. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at September 30, 2016 or December 31, 2015. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At September 30, 2016 and December 31, 2015, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2015 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2016
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$3,902,372	$3,612	$(11,681)
Interest rate swaptions	120,000	57	—
Interest rate lock and purchase loan commitments	1,334,615	45,403	(43)
Interest rate swaps	2,134,050	43,500	(13,667)
Total derivatives before netting	$7,491,037	92,572	(25,391)
Netting adjustment/Cash collateral (1)		10,991	23,799
Carrying value on consolidated statements of financial condition		$103,563	$(1,592)

	At December 31, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,069,102	$1,885	$(1,496)
Interest rate lock and purchase loan commitments	594,360	17,719	(8)
Interest rate swaps	1,109,350	8,670	(4,007)
Total derivatives before netting	$2,772,812	28,274	(5,511)
Netting adjustment/Cash collateral (1)		8,971	5,411
Carrying value on consolidated statements of financial condition		$37,245	$(100)

(1)
Includes cash collateral of $34.8 million and $14.4 million at September 30, 2016 and December 31, 2015 respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At September 30, 2016
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$92,572	$10,991	$103,563	$—	$103,563

Derivative liabilities	$(25,391)	$23,799	$(1,592)	$2	$(1,590)

	At December 31, 2015
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,274	$8,971	$37,245	$—	$37,245

Derivative liabilities	$(5,511)	$5,411	$(100)	$5	$(95)

(1)
Includes cash collateral of $34.8 million and $14.4 million at September 30, 2016 and December 31, 2015 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$(3,675)	$(17,135)	$(4,006)	$5,116
Mortgage servicing income (2)	3,162	22,017	57,110	17,030
Other (3)	2,087	—	735	—
	$1,574	$4,882	$53,839	$22,146

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 8–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2016	At December 31, 2015

Single family	$834,144	$632,273
Multifamily DUS® (1)	26,429	11,076
Other (2)	32,940	6,814
Total loans held for sale	$893,513	$650,163

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes multifamily loans originated from sources other than DUS.

Loans sold consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Single family	$2,489,415	$1,965,223	$6,134,390	$5,176,569
Multifamily DUS	58,484	42,333	215,848	140,965
Other (1)	50,255	—	82,068	—
Total loans sold	$2,598,154	$2,007,556	$6,432,306	$5,317,534

(1)	Includes multifamily loans originated from sources other than DUS.

Gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Single family:
Servicing value and secondary market gains(1)	$79,946	$49,613	$207,758	$167,786
Loan origination and funding fees	8,931	6,362	21,614	16,452
Total single family	88,877	55,975	229,372	184,238
Multifamily DUS	2,695	1,488	7,879	4,741
Other (2)	1,028	422	2,242	767
Total gain on mortgage loan origination and sale activities	$92,600	$57,885	$239,493	$189,746

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

The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At September 30, 2016	At December 31, 2015

Single family
U.S. government and agency	$17,593,901	$14,628,596
Other	605,139	719,215
	18,199,040	15,347,811
Commercial
Multifamily DUS	1,055,181	924,367
Other	67,348	79,513
	1,122,529	1,003,880
Total loans serviced for others	$19,321,569	$16,351,691

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Balance, beginning of period	$3,379	$2,480	$2,922	$1,956
Additions (1)	495	883	1,407	2,052
Realized losses (2)	(251)	(128)	(706)	(773)
Balance, end of period	$3,623	$3,235	$3,623	$3,235

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $5.3 million and $9.6 million were recorded in other assets as of September 30, 2016 and December 31, 2015, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At both September 30, 2016 and December 31, 2015, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $29.0 million, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Servicing income, net:
Servicing fees and other	$16,053	$11,136	$41,985	$30,256
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,925)	(8,478)	(23,940)	(26,725)
Amortization of multifamily MSRs	(661)	(511)	(1,946)	(1,441)
	6,467	2,147	16,099	2,090
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	4,915	(19,396)	(37,354)	(8,224)
Net gain from derivatives economically hedging MSR	3,162	22,017	57,110	17,030
	8,077	2,621	19,756	8,806
Mortgage servicing income	$14,544	$4,768	$35,855	$10,896

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2016	2015	2016	2015

Constant prepayment rate ("CPR") (2)	14.77%	14.96%	15.67%	14.71%
Discount rate (3)	10.19%	10.34%	10.34%	10.31%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2016

Fair value of single family MSR	$149,910
Expected weighted-average life (in years)	4.13
Constant prepayment rate (1)	20.36%
Impact on 25 basis points adverse change	$(19,011)
Impact on 50 basis points adverse change	$(37,011)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(4,121)
Impact on fair value of 200 basis points increase	$(8,014)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Beginning balance	$130,900	$140,588	$156,604	$112,439
Additions and amortization:
Originations	23,020	19,984	54,600	55,202
Purchases	—	3	—	9
Changes due to modeled amortization(1)	(8,925)	(8,478)	(23,940)	(26,725)
Net additions and amortization	14,095	11,509	30,660	28,486
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	4,915	(19,396)	(37,354)	(8,224)
Ending balance	$149,910	$132,701	$149,910	$132,701

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Beginning balance	$16,366	$12,649	$14,651	$10,885
Origination	1,886	1,241	4,886	3,935
Amortization	(661)	(511)	(1,946)	(1,441)
Ending balance	$17,591	$13,379	$17,591	$13,379

At September 30, 2016, the expected weighted-average life of the Company’s multifamily MSRs was 10.05 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2016

Remainder of 2016	$649
2017	2,494
2018	2,360
2019	2,252
2020	2,168
2021 and thereafter	7,668
Carrying value of multifamily MSR	$17,591

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at September 30, 2016 and December 31, 2015 was $159.5 million and $52.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $546.5 million and $456.4 million at September 30, 2016 and December 31, 2015, respectively. Unused home equity and commercial banking funding lines totaled $260.6 million and $216.5 million at September 30, 2016 and December 31, 2015, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)1 that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2016 and December 31, 2015, the total unpaid principal balance of loans sold under this program was $1.06 billion and $924.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $1.7 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2016 and 2015.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $18.27 billion and $15.43 billion as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.6 million and $2.9 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2016, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of September 30, 2016.

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
Multifamily loans (DUS) and other
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
Level 3 recurring fair value measurement
Multifamily MSRs and other	Fair value is based on discounted estimated future servicing fees and other revenue, less estimated costs to service the loans.	Carried at lower of amortized cost or fair value Estimated fair value classified as Level 3.
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

(in thousands)	Fair Value at September 30, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$152,236	$—	$152,236	$—
Commercial	27,208	—	27,208	—
Municipal bonds	355,344	—	355,344	—
Collateralized mortgage obligations:
Residential	182,833	—	182,833	—
Commercial	120,259	—	120,259	—
Corporate debt securities	85,191	—	85,191	—
U.S. Treasury securities	26,004	—	26,004	—
Single family mortgage servicing rights	149,910	—	—	149,910
Single family loans held for sale	834,144	—	789,844	44,300
Single family loans held for investment	20,547	—	—	20,547
Derivatives
Forward sale commitments	3,612	—	3,612	—
Interest rate swaptions	57	—	57	—
Interest rate lock and purchase loan commitments	45,403	—	—	45,403
Interest rate swaps	43,500	—	43,500	—
Total assets	$2,046,248	$—	$1,786,088	$260,160
Liabilities:
Derivatives
Forward sale commitments	$11,681	$—	$11,681	$—
Interest rate lock and purchase loan commitments	43	—	—	43
Interest rate swaps	13,667	—	13,667	—
Total liabilities	$25,391	$—	$25,348	$43

(in thousands)	Fair Value at December 31, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$68,101	$—	$68,101	$—
Commercial	17,851	—	17,851	—
Municipal bonds	171,869	—	171,869	—
Collateralized mortgage obligations:
Residential	84,497	—	84,497	—
Commercial	79,133	—	79,133	—
Corporate debt securities	78,736	—	78,736	—
U.S. Treasury securities	40,964	—	40,964	—
Single family mortgage servicing rights	156,604	—	—	156,604
Single family loans held for sale	632,273	—	582,951	49,322
Single family loans held for investment	21,544	—	—	21,544
Derivatives
Forward sale commitments	1,884	—	1,884	—
Interest rate lock and purchase loan commitments	17,719	—	—	17,719
Interest rate swaps	8,670	—	8,670	—
Total assets	$1,379,845	$—	$1,134,656	$245,189
Liabilities:
Derivatives
Forward sale commitments	$1,496	$—	$1,496	$—
Interest rate lock and purchase loan commitments	8	—	—	8
Interest rate swaps	4,007	—	4,007	—
Total liabilities	$5,511	$—	$5,503	$8

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2016 and 2015, see Note 8, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $20.5 million at September 30, 2016.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At September 30, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$20,547	Income approach	Implied spread to benchmark interest rate curve	4.22%	6.33%	5.12%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$21,544	Income approach	Implied spread to benchmark interest rate curve	3.26%	4.35%	4.01%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At September 30, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$44,300	Income approach	Implied spread to benchmark interest rate curve	3.82%	5.00%	4.70%
			Market price movement from comparable bond	0.00%	0.52%	0.47%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$49,322	Income approach	Implied spread to benchmark interest rate curve	2.68%	7.62%	3.91%
			Market price movement from comparable bond	(0.43)%	(0.06)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Beginning balance, net	$39,991	$23,487	$17,711	$11,933
Total realized/unrealized gains	56,752	43,784	160,047	131,930
Settlements	(51,383)	(41,062)	(132,398)	(117,654)
Ending balance, net	$45,360	$26,209	$45,360	$26,209

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At September 30, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$45,360	Income approach	Fall-out factor	0.00%	61.84%	12.79%
			Value of servicing	0.55%	1.75%	0.96%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$17,711	Income approach	Fall-out factor	0.60%	61.16%	15.80%
			Value of servicing	0.53%	1.71%	0.80%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and nine months ended September 30, 2016 and 2015, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended September 30, 2016, the Company applied a stated value adjustment of 7.0%. During the nine months ended September 30, 2016, the Company applied a range of stated value adjustments of 7.0% to 63.4%, with a weighted average of 58.4%. During the three months ended September 30, 2015, the Company applied a range of stated value adjustments of 26.2% to 100.0%, with a weighted average of 35.2%. During the nine months ended September 30, 2015, the Company applied a range of stated value adjustments of 25.0% to 100.0%, with a weighted average of 36.3%. During the three and nine months ended September 30, 2016 the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain OREO using a range of discount adjustments of 27.4% to 49.1%, with a weighted average rate of 32.1%. During the three and nine months ended September 30, 2015, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2016 and 2015 and what we still held at the end of the respective reporting period.

	At or for the Three Months Ended September 30, 2016
(in thousands)	Fair Value of Assets Held at September 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$10,570	$—	$—	$10,570	$(750)
Other real estate owned(2)	5,755	—	—	5,755	(1,160)
Total	$16,325	$—	$—	$16,325	$(1,910)

	At or for the Three Months Ended September 30, 2015
(in thousands)	Fair Value of Assets Held at September 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$9,171	$—	$—	$9,171	$(375)
Other real estate owned(2)	6,532	—	—	6,532	(399)
Total	$15,703	$—	$—	$15,703	$(774)

	At or for the Nine Months Ended September 30, 2016
(in thousands)	Fair Value of Assets Held at September 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$10,570	$—	$—	$10,570	$(827)
Other real estate owned(2)	5,755	—	—	5,755	(1,551)
Total	$16,325	$—	$—	$16,325	$(2,378)

	At or for the Nine Months Ended September 30, 2015
(in thousands)	Fair Value of Assets Held at September 30, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$9,171	$—	$—	$9,171	$(287)
Other real estate owned(2)	6,532	—	—	6,532	(399)
Total	$15,703	$—	$—	$15,703	$(686)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$55,998	$55,998	$55,998	$—	$—
Investment securities held to maturity	42,250	43,364	—	43,364	—
Loans held for investment	3,743,631	3,835,362	—	—	3,835,362
Loans held for sale – transferred from held for investment	26,514	26,514	—	—	26,514
Loans held for sale – multifamily and other	32,855	32,855	—	32,855	—
Mortgage servicing rights – multifamily	17,591	19,393	—	—	19,393
Federal Home Loan Bank stock	39,783	39,783	—	39,783	—
Liabilities:
Deposits	$4,504,560	$4,488,239	$—	$4,488,239	$—
Federal Home Loan Bank advances	858,923	862,420	—	862,420	—
Long-term debt	125,122	125,859	—	125,859	—

	At December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$32,684	$32,684	$32,684	$—	$—
Investment securities held to maturity	31,013	31,387	—	31,387	—
Loans held for investment	3,171,176	3,255,740	—	—	3,255,740
Loans held for sale – transferred from held for investment	6,814	6,814	—	—	6,814
Loans held for sale – multifamily	11,076	11,076	—	11,076	—
Mortgage servicing rights – multifamily	14,651	16,412	—	—	16,412
Federal Home Loan Bank stock	44,342	44,342	—	44,342	—
Liabilities:
Deposits	$3,231,953	$3,229,670	$—	$3,229,670	$—
Federal Home Loan Bank advances	1,018,159	1,021,344	—	1,021,344	—
Long-term debt	61,857	60,239	—	60,239	—

NOTE 11–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015

Net income	$27,701	$9,961	$55,857	$32,641
Weighted average shares:
Basic weighted-average number of common shares outstanding	24,811,169	22,035,317	24,398,683	20,407,386
Dilutive effect of outstanding common stock equivalents (1)	185,578	256,493	196,665	239,154
Diluted weighted-average number of common stock outstanding	24,996,747	22,291,810	24,595,348	20,646,540
Earnings per share:
Basic earnings per share	$1.12	$0.45	$2.29	$1.60
Diluted earnings per share	$1.11	$0.45	$2.27	$1.58

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2016 and 2015 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero at September 30, 2016 and 2015, respectively.

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

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our MSR portfolio. We reflect the results from the management of loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Financial highlights by operating segment were as follows.

	Three Months Ended September 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$7,463	$39,339	$46,802
Provision for credit losses	—	1,250	1,250
Noninterest income	101,974	9,771	111,745
Noninterest expense	82,229	32,170	114,399
Income before income taxes	27,208	15,690	42,898
Income tax expense	9,640	5,557	15,197
Net income	$17,568	$10,133	$27,701
Total assets	$1,103,899	$5,122,702	$6,226,601

	Three Months Ended September 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$8,125	$31,509	$39,634
Provision for credit losses	—	700	700
Noninterest income	60,584	6,884	67,468
Noninterest expense	63,916	28,110	92,026
Income before income taxes	4,793	9,583	14,376
Income tax expense	1,632	2,783	4,415
Net income	$3,161	$6,800	$9,961
Total assets	$1,089,832	$3,885,821	$4,975,653

	Nine Months Ended September 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$18,597	$113,378	$131,975
Provision for credit losses	—	3,750	3,750
Noninterest income	263,334	22,595	285,929
Noninterest expense	223,880	102,903	326,783
Income before income taxes	58,051	29,320	87,371
Income tax expense	20,948	10,566	31,514
Net income	$37,103	$18,754	$55,857
Total assets	$1,103,899	$5,122,702	$6,226,601

	Nine Months Ended September 30, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$21,337	$87,261	$108,598
Provision for credit losses	—	4,200	4,200
Noninterest income	195,239	20,589	215,828
Noninterest expense	180,787	93,056	273,843
Income before income taxes	35,789	10,594	46,383
Income tax expense	12,788	954	13,742
Net income	$23,001	$9,640	$32,641
Total assets	$1,089,832	$3,885,821	$4,975,653

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Beginning balance	$9,748	$(582)	$(2,449)	$1,546
Other comprehensive income (loss) before reclassifications	(1,786)	2,926	10,474	798
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	(651)	(94)	(651)
Net current-period other comprehensive income (loss)	(1,817)	2,275	10,380	147
Ending balance	$7,931	$1,693	$7,931	$1,693

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Gain on sale of investment securities available for sale	$48	$1,002	$145	$1,002
Income tax expense	17	351	51	351
Total, net of tax	$31	$651	$94	$651

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

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements, and we may take actions that differ from our current plans and expectations. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of the plans and objectives of management for future operations or programs;

•	any statements regarding future operations, plans, or regulatory or shareholder approvals;

•	any statements concerning proposed new products or services;

•	any statements about the expected or estimated performance of our loan portfolio

•	any statements regarding pending or future mergers, acquisitions or other transactions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

These and other forward looking statements are, among other things, attempts to predict the future and, as such, may not come to pass. A wide variety of events, circumstances and conditions may cause us to fall short of management's expectations as expressed herein, or to deviate from our current plans and intentions.

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Income statement data (for the period ended):
Net interest income	$46,802	$44,482	$40,691	$39,740	$39,634	$131,975	$108,598
Provision for credit losses	1,250	1,100	1,400	1,900	700	3,750	4,200
Noninterest income	111,745	102,476	71,708	65,409	67,468	285,929	215,828
Noninterest expense	114,399	111,031	101,353	92,725	92,026	326,783	273,843
Income before income taxes	42,898	34,827	9,646	10,524	14,376	87,371	46,383
Income tax expense	15,197	13,078	3,239	1,846	4,415	31,514	13,742
Net income	$27,701	$21,749	$6,407	$8,678	$9,961	$55,857	$32,641
Basic income per share	$1.12	$0.88	$0.27	$0.39	$0.45	$2.29	$1.60
Diluted income per share	$1.11	$0.87	$0.27	$0.39	$0.45	$2.27	$1.58
Common shares outstanding	24,833,008	24,821,349	24,550,219	22,076,534	22,061,702	24,833,008	22,061,702
Weighted average number of shares outstanding:
Basic	24,811,169	24,708,375	23,676,506	22,050,022	22,035,317	24,398,683	20,407,386
Diluted	24,996,747	24,911,919	23,877,376	22,297,183	22,291,810	24,595,348	20,646,540
Shareholders' equity per share	$23.60	$22.55	$21.55	$21.08	$20.87	$23.60	$20.87
Financial position (at period end):
Cash and cash equivalents	$55,998	$45,229	$46,356	$32,684	$37,303	$55,998	$37,303
Investment securities	991,325	928,364	687,081	572,164	602,018	991,325	602,018
Loans held for sale	893,513	772,780	696,692	650,163	882,319	893,513	882,319
Loans held for investment, net	3,764,178	3,698,959	3,523,551	3,192,720	3,012,943	3,764,178	3,012,943
Mortgage servicing rights	167,501	147,266	148,851	171,255	146,080	167,501	146,080
Other real estate owned	6,440	10,698	7,273	7,531	8,273	6,440	8,273
Total assets	6,226,601	5,941,178	5,417,252	4,894,495	4,975,653	6,226,601	4,975,653
Deposits	4,504,560	4,239,155	3,823,027	3,231,953	3,307,693	4,504,560	3,307,693
Federal Home Loan Bank advances	858,923	878,987	883,574	1,018,159	1,025,745	858,923	1,025,745
Shareholders' equity	$586,028	$559,603	$529,132	$465,275	$460,458	$586,028	$460,458
Financial position (averages):
Investment securities	$981,223	$766,248	$625,695	$584,519	$539,330	$791,749	$503,280
Loans held for investment	3,770,133	3,677,361	3,399,479	3,120,644	2,975,624	3,616,222	2,738,085
Total interest-earning assets	5,692,999	5,186,131	4,629,507	4,452,326	4,394,557	5,171,456	4,048,237
Total interest-bearing deposits	3,343,339	3,072,314	2,734,975	2,587,125	2,573,512	3,051,279	2,470,022
Federal Home Loan Bank advances	988,358	946,488	896,726	987,803	887,711	944,020	730,519
Federal funds purchased and securities sold under agreements to repurchase	2,242	—	—	100	—	753	15,204
Total interest-bearing liabilities	4,459,213	4,110,208	3,693,558	3,636,885	3,523,080	4,089,016	3,277,602
Shareholders’ equity	$588,335	$548,080	$510,883	$470,635	$460,489	$549,242	$429,071

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Financial performance:
Return on average shareholders' equity (1)	18.83%	15.87%	5.02%	7.38%	8.65%	13.56%	10.14%
Return on average assets	1.79%	1.54%	0.51%	0.71%	0.83%	1.33%	0.98%
Net interest margin (2)	3.34%	3.48%	3.55%	3.61%	3.67%	3.46%	3.63%
Efficiency ratio (3)	72.15%	75.55%	90.17%	88.18%	85.92%	78.20%	84.41%
Asset quality:
Allowance for credit losses	$35,233	$34,001	$32,423	$30,659	$27,887	$35,233	$27,887
Allowance for loan losses/total loans (4)	0.89%	0.88%	0.88%	0.91%	0.89%	0.89%	0.89%
Allowance for loan losses/nonaccrual loans	131.07%	207.41%	195.51%	170.54%	138.27%	131.07%	138.27%
Total nonaccrual loans (5)(6)	$25,921	$15,745	$16,012	$17,168	$19,470	$25,921	$19,470
Nonaccrual loans/total loans	0.68%	0.42%	0.45%	0.53%	0.64%	0.68%	0.64%
Other real estate owned	$6,440	$10,698	$7,273	$7,531	$8,273	$6,440	$8,273
Total nonperforming assets (6)	$32,361	$26,443	$23,285	$24,699	$27,743	$32,361	$27,743
Nonperforming assets/total assets	0.52%	0.45%	0.43%	0.50%	0.56%	0.52%	0.56%
Net charge-offs (recoveries)	$18	$(478)	$(364)	$(872)	$(739)	$(824)	$(1,163)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.91%	10.28%	10.17%	9.46%	9.69%	9.91%	9.69%
Tier 1 common equity risk-based capital (to risk-weighted assets)	13.61%	13.52%	13.09%	13.04%	13.35%	13.61%	13.35%
Tier 1 risk-based capital (to risk-weighted assets)	13.61%	13.52%	13.09%	13.04%	13.35%	13.61%	13.35%
Total risk-based capital (to risk-weighted assets)	14.41%	14.33%	13.93%	13.92%	14.15%	14.41%	14.15%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.52%	9.88%	10.50%	9.95%	10.00%	9.52%	10.00%
Tier 1 common equity risk-based capital (to risk-weighted assets)	10.37%	10.31%	10.60%	10.52%	10.65%	10.37%	10.65%
Tier 1 risk-based capital (to risk-weighted assets)	11.55%	11.51%	11.89%	11.94%	12.09%	11.55%	12.09%
Total risk-based capital (to risk-weighted assets)	12.25%	12.22%	12.63%	12.70%	12.79%	12.25%	12.79%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.05%, 1.03%, 1.07%, 1.10% and 1.11% at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $2.1 million, $2.6 million, $2.6 million, $1.2 million and $1.5 million of nonperforming loans guaranteed by the SBA at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

	At or for the Three Months Ended					At or for the Nine Months Ended
(in thousands)	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$18,199,040	$17,073,520	$15,980,932	$15,347,811	$14,271,187	$18,199,040	$14,271,187
Multifamily DUS	1,055,181	1,023,505	946,191	924,367	866,880	1,055,181	866,880
Other	67,348	62,466	62,566	79,513	86,567	67,348	86,567
Total loans serviced for others	$19,321,569	$18,159,491	$16,989,689	$16,351,691	$15,224,634	$19,321,569	$15,224,634

Loan production volumes:
Mortgage Banking segment:
Single family mortgage closed loans(1)(2)	$2,647,943	$2,261,599	$1,573,148	$1,648,735	$1,934,151	$6,482,690	$5,563,700
Single family mortgage interest rate lock commitments(2)	2,689,640	2,361,691	1,803,703	1,340,148	1,806,767	6,855,034	5,590,960
Single family mortgage loans sold(2)	2,489,415	2,173,392	1,471,583	1,830,768	1,965,223	6,134,390	5,176,569
Commercial and Consumer Banking segment:
Loan originations
Multifamily DUS® (3)	$45,497	$146,535	$39,094	$53,279	$47,342	231,126	151,559
Other (4)	2,913	5,528	—	—	—	8,441	—
Loans sold
Multifamily DUS® (3)	58,484	109,394	47,970	63,779	42,333	215,848	140,965
Other (4)	$50,255	$31,813	$—	$—	$—	$82,068	$—

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(4)	Includes multifamily loans originated from sources other than DUS.

Management’s Overview of Third Quarter of 2016 Financial Performance

HomeStreet is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. HomeStreet, Inc. is a bank holding company whose operating subsidiaries are principally engaged in real estate lending, including mortgage banking activities and commercial and consumer banking. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet, Inc., doing business as HomeStreet Insurance Agency, also provides insurance products and services for consumers and businesses.
HomeStreet Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. We also offer single family home loans through the Bank’s partial ownership in an affiliated business arrangement with WMS Series LLC, whose home loan businesses are known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).
HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank.
Since our initial public offering in February 2012, we have been pursuing a strategy of growth, seeking geographic expansion, an increase in our market share in our existing markets, and an expansion of our product and service offerings. We have invested resources in growing our operations organically, including hiring loan officers to reach more consumers in more markets and expanding the product offerings for our retail and commercial banking clients, while simultaneously pursuing strategic acquisitions targeted to meet our goals, such as expanding into Southern California and strengthening our commercial banking experience and operations. As of September 30, 2016, we had grown to a total of 51 retail branches and 80 stand-alone lending centers, including 10 commercial lending centers. We are continuing to expand into markets that are relatively new to us, including a pending acquisition of two branches from Boston Private Bank & Trust ("Boston Private") in Southern California which is expected to close in the fourth quarter of 2016, bringing the total number of branches in Southern California to thirteen. We have also increased stand-alone lending centers in both our existing retail deposit markets as well as Northern California; Salt Lake City, Utah; Phoenix, Arizona; Boise, Idaho; Denver, Colorado; and Dallas, Texas.
As part of our operational growth in commercial lending, in 2015 we launched a new division of the Bank called HomeStreet Commercial Capital, which originates permanent commercial real estate loans primarily up to $10 million in size, a portion of which we intend to sell into the secondary market. At the same time, we added another team specializing in U.S. Small Business Administration ("SBA") lending. Both of these groups are located in Orange County, California.
Our acquisitions in 2016 have included Orange County Business Bank (“OCBB”), which we merged into HomeStreet Bank in the first quarter of 2016, and two retail bank branches and all related deposits and loans from The Bank of Oswego in Lake Oswego, Oregon ("TBOO") in the third quarter, which expanded our presence in the Portland, Oregon metropolitan area. Out previously announced pending acquisition of two retail bank branches and certain related deposits in Southern California from Boston Private is expected to close in November 2016, subject to closing conditions and other external factors that may impact the timing and success of closing.
In part to fund our continued strategic growth, on May 20, 2016, we completed the issuance of $65 million, 6.5% senior notes, due in 2026. A majority of the net proceeds of $63.5 million will be used to support our growth and will be contributed over time to the Bank as capital; however, we have invested the net proceeds of the offering initially in our securities portfolio pending future loan growth.

At September 30, 2016, we had total assets of $6.23 billion, net loans held for investment of $3.76 billion, deposits of $4.50 billion and shareholders’ equity of $586.0 million. Through the OCBB acquisition, we added $188.5 million of assets, $125.8 million of loans, $126.5 million of deposits and $8.3 million of goodwill. Additionally, through the TBOO acquisition, we added $41.6 million in assets, $40.3 million in loans and $48.1 million in deposits.

1 DUS® is a registered trademark of Fannie Mae	62

Results of Operations

Results for the third quarter of 2016 reflect the continued growth of our mortgage banking business and expansion of our commercial and consumer business. During the past twelve months, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. In the same period, we have added six home loan centers, four commercial lending centers and eight retail deposit branches to bring our total home loan centers to 70, our total commercial lending centers to ten and our total retail deposit branches to 51. We also relocated our insurance business in Spokane, Washington to a stand-alone insurance office.

For the three months ended September 30, 2016, net income was $27.7 million, an increase of $17.7 million or 178.1% from $10.0 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net income was $55.9 million, an increase of $23.2 million, or 71%, from $32.6 million for the nine months ended September 30, 2015. Included in net income for the three and nine months ended September 30, 2016 were acquisition-related expenses, net of tax, of $333 thousand and $4.4 million, respectively. Included in net income for the three and nine months ended September 30, 2015 were acquisition-related expenses, net of tax, of $284 thousand and $10.3 million, respectively, partially offset by a bargain purchase gain of $796 thousand and $7.3 million for the three and nine months ended September 30, 2015, respectively.

Consolidated Financial Performance

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,		Percent Change
(in thousands, except per share data and ratios)	2016	2015		2016	2015

Selected statement of operations data
Total net revenue (1)	$158,547	$107,102	48%	$417,904	$324,426	29%
Total noninterest expense	114,399	92,026	24%	326,783	273,843	19%
Provision for credit losses	1,250	700	79%	3,750	4,200	(11)%
Income tax expense	15,197	4,415	244%	31,514	13,742	129%
Net income	$27,701	$9,961	178%	$55,857	$32,641	71%

Financial performance
Diluted income per share	$1.11	$0.45		$2.27	$1.58
Return on average common shareholders’ equity	18.83%	8.65%		13.56%	10.14%
Return on average assets	1.79%	0.83%		1.33%	0.98%
Net interest margin	3.34%	3.67%		3.46%	3.63%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three and nine months ended September 30, 2016 was $10.1 million and $18.8 million, respectively, compared to $6.8 million and $9.6 million for the three and nine months ended September 30, 2015, respectively. The increase was primarily due to higher net interest income from higher average balances of interest-earning assets, partially offset by higher noninterest expense, which were the combined result of merger and acquisition activities and organic growth. Included in net income for the three and nine months ended September 30, 2016 were acquisition-related expenses, net of tax, of $333 thousand and $4.4 million, respectively. For the three and nine months ended September 30, 2015, net income included acquisition-related expenses, net of tax, of $284 thousand and $10.3 million, respectively. For the three and nine months ended September 30, 2015, acquisition-related expenses were partially offset by a bargain purchase gain of $796 thousand and $7.3 million, respectively.

Commercial and Consumer Banking segment net interest income was $39.3 million for the third quarter of 2016, an increase of $7.8 million, or 24.9%, from $31.5 million for the third quarter of 2015. For the nine months ended September 30, 2016, segment net interest income was $113.4 million, an increase of $26.1 million, or 29.9%, from $87.3 million for the nine months ended September 30, 2015. These increases reflect higher average balances of loans held for investment as a result of organic growth and acquisitions.

For the three and nine months ended September 30, 2016, the Company recorded $1.3 million and $3.8 million, respectively, of provision for credit losses compared to $700 thousand and $4.2 million for the three and nine months ended September 30, 2015, respectively. Net recoveries were $824 thousand in the first nine months of 2016 compared to net recoveries of $1.2 million in the first nine months of 2015. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.89% of loans held for investment at both September 30, 2016 and September 30, 2015. Excluding loans acquired through business combinations, the allowance for loan losses was 1.05% of loans held for investment at September 30, 2016 compared to 1.11% at September 30, 2015. Nonperforming assets were $32.4 million, or 0.52% of total assets at September 30, 2016, compared to $27.7 million, or 0.56% of total assets at September 30, 2015.

Commercial and Consumer Banking segment noninterest expense was $32.2 million for the third quarter of 2016, an increase of $4.1 million, or 14.4%, from $28.1 million for the third quarter of 2015. For the nine months ended September 30, 2016, segment noninterest expense was $102.9 million, an increase of $9.8 million, or 10.6%, from $93.1 million for the nine months ended September 30, 2015. The increase in noninterest expense was primarily due to the organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. Over the past 12 months, we added nine retail deposit branches, five de novo and four from acquisitions, and increased the segment's headcount by 17.5%. During the same period, the commercial and consumer banking segment further expanded its commercial lending business with the opening of four new stand-alone commercial lending centers.

Mortgage Banking Segment Results

Mortgage Banking segment net income for the three and nine months ended September 30, 2016 and 2015 was $17.6 million and $37.1 million, respectively, compared to and $3.2 million and $23.0 million for the three and nine months ended September 30, 2015, respectively. The increase in net income is primarily due to higher gain on single family mortgage loan origination and sale activities resulting from higher interest rate lock commitments, partially offset by higher noninterest expense resulting from continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory disclosure requirements for the mortgage industry.

Mortgage Banking noninterest income for the three and nine months ended September 30, 2016 was $102.0 million and $263.3 million, respectively, compared to $60.6 million and $195.2 million for the three and nine months ended September 30, 2015, respectively, primarily due to higher gain on single family mortgage loan origination and sale activities and higher mortgage servicing income.

Mortgage Banking noninterest expense for the three and nine months ended September 30, 2016 was $82.2 million and $223.9 million, respectively, compared to $63.9 million and $180.8 million for the three and nine months ended September 30, 2015, respectively, primarily due to increased commissions, salary, insurance, and benefit costs on higher closed loan volume, the continued expansion of offices in new markets, and increased costs resulting from new regulatory disclosure requirements for the mortgage industry. We added six home loan centers and increased the segment's headcount by 14.7% during the past twelve months.

Regulatory Matters

The Company's Tier 1 leverage and total risk-based capital ratios at September 30, 2016 were 9.52% and 12.25%, respectively. The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at September 30, 2016 were 9.91% and 14.41%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios at December 31, 2015 were 9.95% and 12.70%, respectively.
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

	Three Months Ended September 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$39,069	$104	1.06%	$27,725	$13	0.18%
Investment securities	981,223	6,363	2.59%	539,330	3,453	2.54%
Loans held for sale	902,574	8,201	3.63%	851,878	8,394	3.91%
Loans held for investment	3,770,133	41,580	4.38%	2,975,624	32,727	4.36%
Total interest-earning assets	5,692,999	56,248	3.93%	4,394,557	44,587	4.03%
Noninterest-earning assets (2)	490,242			423,048
Total assets	$6,183,241			$4,817,605
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$458,660	$484	0.42%	$404,874	$495	0.49%
Savings accounts	300,831	261	0.35%	299,135	258	0.34%
Money market accounts	1,443,111	2,064	0.57%	1,126,119	1,268	0.45%
Certificate accounts	1,140,737	2,669	0.93%	743,384	1,101	0.59%
Total interest-bearing deposits	3,343,339	5,478	0.65%	2,573,512	3,122	0.48%
Federal Home Loan Bank advances	988,358	1,605	0.65%	887,711	958	0.43%
Federal funds purchased and securities sold under agreements to repurchase	2,242	5	0.85%	—	—	—%
Long-term debt	125,274	1,440	4.57%	61,857	278	1.78%
Total interest-bearing liabilities	4,459,213	8,528	0.76%	3,523,080	4,358	0.49%
Noninterest-bearing liabilities	1,135,693			834,036
Total liabilities	5,594,906			4,357,116
Shareholders’ equity	588,335			460,489
Total liabilities and shareholders’ equity	$6,183,241			$4,817,605
Net interest income (3)		$47,720			$40,229
Net interest spread			3.17%			3.54%
Impact of noninterest-bearing sources			0.17%			0.13%
Net interest margin			3.34%			3.67%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $918 thousand and $595 thousand for the three months ended September 30, 2016 and 2015, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Nine Months Ended September 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$38,893	$175	0.60%	$37,719	$55	0.19%
Investment securities	791,749	14,805	2.48%	503,280	10,355	2.74%
Loans held for sale	724,592	20,252	3.75%	769,153	22,010	3.81%
Loans held for investment	3,616,222	119,586	4.39%	2,738,085	89,786	4.37%
Total interest-earning assets	5,171,456	154,818	3.99%	4,048,237	122,206	4.02%
Noninterest-earning assets (2)	448,172			389,691
Total assets	$5,619,628			$4,437,928
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$444,782	$1,465	0.44%	$283,523	$1,004	0.46%
Savings accounts	299,763	777	0.35%	281,212	800	0.39%
Money market accounts	1,308,760	5,021	0.51%	1,113,001	3,643	0.44%
Certificate accounts	997,974	6,374	0.84%	792,285	3,313	0.56%
Total interest-bearing deposits	3,051,279	13,637	0.59%	2,470,021	8,760	0.47%
Federal Home Loan Bank advances	944,020	4,486	0.63%	730,519	2,477	0.46%
Federal funds purchased and securities sold under agreements to repurchase	753	5	0.28%	15,204	28	0.16%
Long-term debt	92,964	2,573	3.40%	61,857	814	1.76%
Total interest-bearing liabilities	4,089,016	20,701	0.67%	3,277,601	12,079	0.49%
Noninterest-bearing liabilities	981,370			731,256
Total liabilities	5,070,386			4,008,857
Shareholders’ equity	549,242			429,071
Total liabilities and shareholders’ equity	$5,619,628			$4,437,928
Net interest income (3)		$134,117			$110,127
Net interest spread			3.32%			3.53%
Impact of noninterest-bearing sources			0.14%			0.10%
Net interest margin			3.46%			3.63%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.1 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

Interest income does not include interest earned on loans that have been placed on nonaccrual status. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $541 thousand and $488 thousand for the three months ended September 30, 2016 and 2015, respectively and $1.7 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Net Income

For the three months ended September 30, 2016, net income was $27.7 million, an increase of $17.7 million or 178.1% from $10.0 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net income was $55.9 million, an increase of $23.2 million, or 71%, from $32.6 million for the nine months ended September 30, 2015. Included in net income for the three and nine months ended September 30, 2016 were acquisition-related expenses, net of tax, of $333 thousand and $4.4 million, respectively. Included in net income for the three and nine months ended September 30, 2015 were acquisition-related expenses, net of tax, of $284 thousand and $10.3 million, respectively, partially offset by a bargain purchase gain of $796 thousand and $7.3 million for the three and nine months ended September 30, 2015, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding senior 6.5% notes due 2026, our outstanding trust preferred securities and advances from the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of San Francisco ("FHLB").

Net interest income on a tax equivalent basis for the third quarter of 2016 increased $7.5 million, or 18.6%, from the third quarter of 2015. For the nine months ended September 30, 2016, net interest income was $134.1 million, an increase of $24.0 million, or 21.8%, from $110.1 million for the nine months ended September 30, 2015. The net interest margin for the third quarter of 2016 decreased to 3.34% from 3.67% for the third quarter of 2015. For the nine months ended September 30, 2016, the net interest margin decreased to 3.46% from 3.63% for the nine months ended September 30, 2015. These decreases were due primarily to asset mix shifts reflecting growth in lower yielding investment securities and loans held for sale and to higher cost of funds primarily related to our long-term debt issuance in 2016, certificates of deposit and FHLB borrowings.

Total average interest-earning assets increased 29.5% and 27.7% from the three and nine months ended September 30, 2015, respectively, primarily as a result of growth in average loans held for investment, both organically and through acquisition activities. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income on a tax equivalent basis in the third quarter of 2016 increased $11.7 million, or 26.2%, from $44.6 million in the third quarter of 2015. For the nine months ended September 30, 2016, interest income increased $32.6 million, or 26.7%, from $122.2 million for the nine months ended September 30, 2015. These increases were primarily the result of higher average balances of loans held for investment.

Total interest expense in the third quarter of 2016 increased $4.2 million, or 95.7% from $4.4 million in the third quarter of 2015. For the nine months ended September 30, 2016, interest expense increased $8.6 million, or 71.4%, from $12.1 million for the nine months ended September 30, 2015. These increases were primarily the result of higher average balances of interest-bearing deposits, FHLB advances and interest in our $65.0 million in senior debt issued in May 2016.

Provision for Credit Losses

We recorded a provision for credit losses of $1.3 million for third quarter of 2016 compared to a provision of $700 thousand for the third quarter of 2015, an increase of 85.7% . For the nine months ended September 30, 2016, provision for credit losses was $3.8 million compared to a provision of $4.2 million during the same period in 2015, a decrease of 9.5%.

Nonaccrual loans were $25.9 million at September 30, 2016, an increase of $8.8 million, or 51.0%, from $17.2 million at December 31, 2015. Nonaccrual loans as a percentage of total loans increased to 0.68% at September 30, 2016 from 0.53% at December 31, 2015.

Net charge-offs were $18 thousand in the third quarter of 2016 compared to net recoveries of $739 thousand in the third quarter of 2015. For the nine months ended September 30, 2016, net recoveries were $824 thousand compared to net recoveries of $1.2 million during the same period in 2015. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Noninterest income
Gain on mortgage loan origination and sale activities (1)	$92,600	$57,885	$34,715	60%	$239,493	$189,746	$49,747	26%
Mortgage servicing income	14,544	4,768	9,776	205	35,855	10,896	24,959	229
Income from WMS Series LLC	1,174	380	794	209	2,474	1,428	1,046	73
Depositor and other retail banking fees	1,744	1,701	43	3	4,991	4,239	752	18
Insurance agency commissions	441	477	(36)	(8)	1,205	1,183	22	2
Gain on sale of investment securities available for sale	48	1,002	(954)	(95)	145	1,002	(857)	(86)
Bargain purchase gain	—	796	(796)	NM	—	7,345	(7,345)	NM
Other	1,194	459	735	160	1,766	(11)	1,777	NM
Total noninterest income	$111,745	$67,468	$44,277	66%	$285,929	$215,828	$70,101	32%
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The increase in noninterest income in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily the result of higher gain on mortgage loan origination and sale activities and higher mortgage servicing income.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Single family held for sale:
Servicing value and secondary market gains(1)	$79,946	$49,613	$30,333	61%	$207,758	$167,786	$39,972	24%
Loan origination and funding fees	8,931	6,362	2,569	40	21,614	16,452	5,162	31
Total single family held for sale	88,877	55,975	32,902	59	229,372	184,238	45,134	24
Multifamily DUS	2,695	1,488	1,207	81	7,879	4,741	3,138	66
Other (2)	1,028	422	606	144	2,242	767	1,475	192
Gain on mortgage loan origination and sale activities	$92,600	$57,885	$34,715	60%	$239,493	$189,746	$49,747	26%

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily loans from sources other than DUS.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Single family mortgage closed loan volume (1)	$2,647,943	$1,934,151	$713,792	37%	$6,482,690	$5,563,700	$918,990	17%
Single family mortgage interest rate lock commitments (1)	$2,689,640	$1,806,767	$882,873	49%	$6,855,034	$5,590,960	$1,264,074	23%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The increase in gain on mortgage loan origination and sale activities in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 reflected higher single family mortgage interest rate lock commitments. We continue to expand our mortgage lending network with new lending offices and growing production personnel by 13.7% at September 30, 2016 compared to September 30, 2015.

The Company records a liability for estimated mortgage repurchase losses, which has the effect of reducing gain on mortgage loan origination and sale activities. The following table presents the effect of changes in the Company's mortgage repurchase liability within the respective line of gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 9, Commitments, Guarantees and Contingencies, to the financial statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Effect of changes to the mortgage repurchase liability recorded in gain on mortgage loan origination and sale activities:
New loan sales (1)	$(1,066)	$(883)	$(2,520)	$(2,052)
Other changes in estimated repurchase losses(2)	571	—	1,113	—
	$(495)	$(883)	$(1,407)	$(2,052)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Servicing income, net:
Servicing fees and other	$16,053	$11,136	$4,917	44%	$41,985	$30,256	$11,729	39%
Changes in fair value of MSRs due to modeled amortization (1)	(8,925)	(8,478)	(447)	5	(23,940)	(26,725)	2,785	(10)
Amortization of multifamily MSRs	(661)	(511)	(150)	29	(1,946)	(1,441)	(505)	35
	6,467	2,147	4,320	201	16,099	2,090	14,009	670
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	4,915	(19,396)	24,311	(125)	(37,354)	(8,224)	(29,130)	354
Net gain (loss) from derivatives economically hedging MSRs	3,162	22,017	(18,855)	(86)	57,110	17,030	40,080	235
	8,077	2,621	5,456	208	19,756	8,806	10,950	124
Mortgage servicing income	$14,544	$4,768	$9,776	205%	$35,855	$10,896	$24,959	229%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The increase in mortgage servicing income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to higher servicing income and improved risk management results. The higher servicing income was primarily attributable to higher servicing fees on higher average balance of loans serviced for others. The increase in risk management results was primarily attributable to an improved hedge performance.

The increase in mortgage servicing income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to higher servicing income and improved risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others and lower modeled amortization. The improved risk management result was primarily due to improves hedge performance and the impact of certain prepayment model refinements. By comparison, there was no material adjustments to the prepayment model in the nine months ended September 30, 2015.

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

Mortgage servicing fees collected in the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $19.32 billion at September 30, 2016 compared to $15.22 billion at September 30, 2015.

Income from WMS Series LLC increased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to an increase in interest rate lock commitments. For the third quarter of 2016, interest rate lock commitments of $210.7 million increased 35.9% from $155.1 million for the same period in 2015. For the first nine months of 2016, interest rate lock commitments of $526.2 million increased 12.4% from $468.2 million for the same period in 2015.

Depositor and other retail banking fees for the three and nine months ended September 30, 2016 increased from the three and nine months ended September 30, 2015 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through acquisition activities. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Fees:
Monthly maintenance and deposit-related fees	$763	$721	$42	6%	$2,135	$1,931	$204	11%
Debit Card/ATM fees	960	954	6	1	2,796	2,242	554	25
Other fees	21	26	(5)	(19)	60	66	(6)	(9)
Total depositor and other retail banking fees	$1,744	$1,701	$43	3%	$4,991	$4,239	$752	18%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Noninterest expense
Salaries and related costs	$79,164	$60,991	$18,173	30%	$221,615	$180,238	$41,377	23%
General and administrative	14,949	14,342	607	4	47,210	41,122	6,088	15
Amortization of core deposit intangibles	579	527	52	10	1,636	1,410	226	16
Legal	639	868	(229)	(26)	1,687	1,912	(225)	(12)
Consulting	1,390	166	1,224	737	4,239	6,544	(2,305)	(35)
Federal Deposit Insurance Corporation assessments	919	504	415	82	2,419	1,890	529	28
Occupancy	7,740	6,077	1,663	27	22,408	18,024	4,384	24
Information services	7,876	8,159	(283)	(3)	23,857	21,993	1,864	8
Net cost of operation and sale of other real estate owned	1,143	392	751	192	1,712	710	1,002	141
Total noninterest expense	$114,399	$92,026	$22,373	24%	$326,783	$273,843	$52,940	19%

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Noninterest expense
Salaries and related costs	$6	$(7)	$4,128	$7,669
General and administrative	35	7	500	1,256
Legal	63	179	110	530
Consulting	280	(212)	1,296	5,539
Occupancy	7	(48)	132	335
Information services	121	518	569	481
Total noninterest expense	$512	$437	$6,735	$15,810

The increase in noninterest expense in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to increased commissions on higher closed loan volume, salaries and related costs, general and administrative costs, occupancy and information services costs, primarily a result of the growth in personnel in connection with our expansion of our commercial and consumer and mortgage banking businesses, both organically and through acquisition-related activities.

Income Tax Expense

For the third quarter of 2016, income tax expense was $15.2 million with an effective tax rate of 35.4% (including discrete items), compared to an expense of $4.4 million for the third quarter of 2015. For the first nine months of 2016, income tax expense was $31.5 million with an effective tax rate of 36.1% (including discrete items), compared to an expense of $13.7 million for the first nine months of 2015.
Our effective income tax rate for the third quarter of 2016 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, and low-income housing tax credit investments.

Review of Financial Condition – Comparison of September 30, 2016 to December 31, 2015

Total assets were $6.23 billion at September 30, 2016 and $4.89 billion at December 31, 2015, an increase of $1.33 billion, or 27.2%. The OCBB merger added $188.5 million of acquired assets and $8.3 million of goodwill to our balance sheet in the first quarter of 2016. Additionally, through the acquisition of two branches from TBOO, we added $41.6 million of assets acquired to the balance sheet in the third quarter of 2016.

Cash and cash equivalents were $56.0 million at September 30, 2016 compared to $32.7 million at December 31, 2015, an increase of $23.3 million, or 71.3%.

Investment securities were $991.3 million at September 30, 2016 compared to $572.2 million at December 31, 2015, an increase of $419.2 million, or 73.3%, primarily resulting from the investment of the net proceeds of the May 2016 issuance of senior notes in our securities portfolio pending future loan growth.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We characterized securities having a carrying value of $42.3 million at September 30, 2016 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At September 30, 2016		At December 31, 2015
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$152,236	16%	$68,101	13%
Commercial	27,208	3	17,851	3
Municipal bonds	355,344	37	171,869	32
Collateralized mortgage obligations:
Residential	182,833	19	84,497	16
Commercial	120,259	13	79,133	15
Corporate debt securities	85,191	9	78,736	14
U.S. Treasury securities	26,004	3	40,964	7
Total investment securities available for sale	$949,075	100%	$541,151	100%

Loans held for sale were $893.5 million at September 30, 2016 compared to $650.2 million at December 31, 2015, an increase of $243.4 million, or 37.4%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to increased mortgage production levels.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2016		At December 31, 2015
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,186,476	31.3%	$1,203,180	37.3%
Home equity and other	338,155	8.9	256,373	8.0
	1,524,631	40.3	1,459,553	45.3
Commercial loans:
Commercial real estate (2)	810,346	21.3	600,703	18.6
Multifamily	562,272	14.8	426,557	13.2
Construction/ land development	661,813	17.4	583,160	18.1
Commercial business	237,117	6.2	154,262	4.8
	2,271,548	59.7	1,764,682	54.7
	3,796,179	100.0%	3,224,235	100.0%
Net deferred loan fees and costs	1,974		(2,237)
	3,798,153		3,221,998
Allowance for loan losses	(33,975)		(29,278)
	$3,764,178		$3,192,720

(1)
Includes $20.5 million and $21.5 million at September 30, 2016 and December 31, 2015, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
September 30, 2016 and December 31, 2015 balances comprised of $278.3 million and $154.9 million of owner-occupied loans, respectively, and $532.0 million and $445.8 million of non-owner-occupied loans, respectively.

Loans held for investment, net increased $571.5 million, or 17.9%, from December 31, 2015. Our commercial real estate loan portfolio increased $209.6 million, or 34.9%, from December 31, 2015. Our multifamily loan portfolio increased $135.7 million, or 31.8%, during the same period, primarily as a result of the growth of our commercial and consumer banking segment, both organically and through acquisitions. Our construction loans, including commercial construction and residential construction, increased $78.7 million from December 31, 2015, primarily from new originations in our commercial real estate and residential construction lending business.

Mortgage servicing rights were $167.5 million at September 30, 2016 compared to $171.3 million at December 31, 2015, a decrease of $3.8 million, or 2.2%, primarily due to the higher projected prepayment speeds due to the decline of market interest rates, partially offset by the higher average loan balance serviced for others and model assumption adjustments.

Federal Home Loan Bank stock was $39.8 million at September 30, 2016 compared to $44.3 million at December 31, 2015, a decrease of $4.6 million, or 10.3%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $215.0 million at September 30, 2016, compared to $148.4 million at December 31, 2015, an increase of $66.6 million, or 44.9%, primarily attributable to overall company growth and an increase in derivative assets.

Deposit balances by dollar amount and as a percentage of our total deposits were as follows for the periods indicated:

(in thousands)	At September 30, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$499,106	11.1%	$370,523	11.5%
Interest-bearing transaction and savings deposits:
NOW accounts	501,370	11.1	408,477	12.6
Statement savings accounts due on demand	303,872	6.7	292,092	9.0
Money market accounts due on demand	1,513,547	33.6	1,155,464	35.8
Total interest-bearing transaction and savings deposits	2,318,789	51.5	1,856,033	57.4
Total transaction and savings deposits	2,817,895	62.5	2,226,556	68.9
Certificates of deposit	1,097,263	24.4	732,892	22.7
Noninterest-bearing accounts - other	589,402	13.1	272,505	8.4
Total deposits	$4,504,560	100.0%	$3,231,953	100.0%

Deposits at September 30, 2016 increased $1.27 billion, or 39.4%, from December 31, 2015. During the first nine months of 2016, transaction and savings deposits increased by $591.3 million, or 26.6%, reflecting the growth and expansion of our branch banking network. The $364.4 million, or 49.7%, increase in certificates of deposit since December 31, 2015 was due in part to a $123.3 million increase in brokered deposits. Additionally, in 2016, we added $126.5 million of deposits from the OCBB merger and $48.1 million from the TBOO acquisition. The $316.9 million, or 116.3%, increase in deposits in other noninterest-bearing accounts is primarily related to insurance and property tax escrow deposits and loan payoff funds received that have not yet been remitted to investors stemming from elevated refinance activity. At September 30, 2016, brokered deposits represented 5.41% of total deposits, as compared to 3.72% of total deposits at December 31, 2015.

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2016 and December 31, 2015 was $523.4 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2016 and December 31, 2015 was $78.1 million and $81.7 million, respectively. There were $243.6 million and $120.3 million of brokered deposits at September 30, 2016 and December 31, 2015, respectively.

Federal Home Loan Bank advances were $858.9 million at September 30, 2016 compared to $1.02 billion at December 31, 2015. We use these borrowings to primarily fund our mortgage banking and securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $586.0 million at September 30, 2016 compared to $465.3 million at December 31, 2015. This increase included additional paid in capital from issuance of common stock of $53.2 million mostly related to the issuance of HomeStreet common stock to OCBB shareholders, net income of $55.9 million and other comprehensive income of $10.4 million recognized during the nine months ended September 30, 2016. Other comprehensive income represents unrealized gains and losses in the valuation of our investment securities portfolio at September 30, 2016.

Shareholders’ equity, on a per share basis, was $23.60 per share at September 30, 2016, compared to $21.08 per share at December 31, 2015.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2016	2015	2016	2015

Return on assets (1)	1.79%	0.83%	1.33%	0.98%
Return on equity (2)	18.83%	8.65%	13.56%	10.14%
Equity to assets ratio (3)	9.51%	9.56%	9.77%	9.67%

(1)	Net income (annualized) divided by average total assets.

(2)	Net earnings available to common shareholders (annualized) divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2016, we expanded into Texas with the opening of a commercial real estate lending office. During the first quarter of 2015, we launched HomeStreet Commercial Capital as a division of HomeStreet Bank, an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. We also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. At September 30, 2016, our retail deposit branch network consists of 51 branches in the Pacific Northwest, California and Hawaii. At September 30, 2016 and December 31, 2015, our transaction and savings deposits totaled $2.82 billion and $2.23 billion, respectively, and our loan portfolio totaled $3.76 billion and $3.19 billion, respectively. This segment is also responsible for the management of our investment securities portfolio.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Net interest income	$39,339	$31,509	$7,830	25%	$113,378	$87,261	$26,117	30%
Provision for credit losses	1,250	700	550	79	3,750	4,200	(450)	(11)
Noninterest income	9,771	6,884	2,887	42	22,595	20,589	2,006	10
Noninterest expense	32,170	28,110	4,060	14	102,903	93,056	9,847	11
Income before income tax expense	15,690	9,583	6,107	64	29,320	10,594	18,726	177
Income tax expense	5,557	2,783	2,774	100	10,566	954	9,612	1,008
Net income	$10,133	$6,800	$3,333	49%	$18,754	$9,640	$9,114	95%

Total assets	$5,122,702	$3,885,821	$1,236,881	32%	$5,122,702	$3,885,821	$1,236,881	32%
Efficiency ratio (1)	65.51%	73.22%			75.68%	86.28%
Full-time equivalent employees (ending)	948	807			948	807
Net gain on loan origination and sale activities:
Multifamily DUS	$2,695	$1,488	$1,207	81%	$7,879	$4,741	3,138	66%
Other (2)	1,028	422	606	144	2,242	767	1,475	192%
	$3,723	$1,910	$1,813	95%	$10,121	$5,508	4,613	84%

Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS	$45,497	$47,342	$(1,845)	(4)%	$231,126	$151,559	$79,567	52%
Other (2)	2,913	—	2,913	NM	8,441	—	$8,441	NM
Loans sold
Multifamily DUS	$58,484	$42,333	$16,151	38%	$215,848	$140,965	$74,883	53%
Other (2)	$50,255	$—	$50,255	NM	$82,068	$—	82,068	NM
NM = not meaningful
(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Includes multifamily loans from sources other than DUS.

Commercial and Consumer Banking net income increased for the three and nine months ended September 30, 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets and higher commercial net gain on loan origination and sale activities, partially offset by increased noninterest expense primarily resulting from the expansion of this segment.

The segment recorded a provision for credit losses of $1.3 million and $3.8 million, respectively, for the three and nine months ended September 30, 2016 compared to provision of $700 thousand and $4.2 million, respectively, for the three and nine months ended September 30, 2015.

Resulting from the growth of this segment, noninterest income increased for the three and nine months ended September 30, 2016 due to increases in net gain on loan origination and sale activities, mortgage servicing income and depositor and other retail banking fees. Included in noninterest income for the nine months ended September 30, 2015 was a bargain purchase gain of $7.3 million from the merger with Simplicity.

Noninterest expense increased primarily due to the growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. During the first quarter of 2015, we added seven retail deposit branches in Southern California through our merger with Simplicity, and increased our commercial lending capabilities in California by launching HomeStreet Commercial Capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. Over the past 12 months, we added nine retail deposit branches, five de novo and four from acquisitions, and increased the segment's headcount by 17.5%. Included in noninterest expense for the three and nine months ended September 30, 2016 was $512 thousand and $6.7 million, respectively, of acquisition-related costs. For the three and nine months ended September 30, 2015, such acquisition-related expenses related to the Simplicity merger were $437 thousand and $15.8 million, respectively.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Servicing income, net:
Servicing fees and other	$3,425	$1,181	$2,244	190%	$6,737	$3,202	$3,535	110%
Amortization of multifamily MSRs	(661)	(511)	(150)	29	(1,946)	(1,441)	(505)	35
Commercial mortgage servicing income	$2,764	$670	$2,094	313%	$4,791	$1,761	$3,030	172%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At September 30, 2016	At December 31, 2015
(in thousands)

Multifamily DUS	$1,055,181	$924,367
Other	67,348	79,513
Total commercial loans serviced for others	$1,122,529	$1,003,880

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

Mortgage Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Net interest income	$7,463	$8,125	$(662)	(8)%	$18,597	$21,337	$(2,740)	(13)%
Noninterest income	101,974	60,584	41,390	68	263,334	195,239	68,095	35
Noninterest expense	82,229	63,916	18,313	29	223,880	180,787	43,093	24
Income before income tax expense	27,208	4,793	22,415	468	58,051	35,789	22,262	62
Income tax expense	9,640	1,632	8,008	491	20,948	12,788	8,160	64
Net income	$17,568	$3,161	$14,407	456%	$37,103	$23,001	$14,102	61%

Total assets	$1,103,899	$1,089,832	$14,067	1%	$1,103,899	1,089,832	$14,067	1%
Efficiency ratio (1)	75.14%	93.02%			79.41%	83.48%
Full-time equivalent employees (ending)	1,483	1,293			1,483	1,293
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$2,647,943	$1,934,151	$713,792	37%	$6,482,690	$5,563,700	$918,990	17%
Single family mortgage interest rate lock commitments(2)	$2,689,640	$1,806,767	$882,873	49%	6,855,034	5,590,960	$1,264,074	23%
Single family mortgage loans sold(2)	$2,489,415	$1,965,223	$524,192	27%	$6,134,390	$5,176,569	$957,821	19%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

The increase in Mortgage Banking net income for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to higher gain on single family mortgage loan origination and sale activities resulting from higher interest rate lock commitments, partially offset by higher noninterest expense resulting from continued growth and expansion of our mortgage banking segment and increased costs resulting from new regulatory disclosure requirements for the mortgage industry.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Single family: (1)
Servicing value and secondary market gains(2)	$79,946	$49,613	$30,333	61%	$207,758	$167,786	$39,972	24%
Loan origination and funding fees	8,931	6,362	2,569	40	21,614	16,452	5,162	31
Total mortgage banking gain on mortgage loan origination and sale activities(1)	$88,877	$55,975	$32,902	59%	$229,372	$184,238	$45,134	24%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The increase in gain on mortgage loan origination and sale activities for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 is primarily the result of a 48.9% and 22.6% increase in interest rate lock commitments, respectively.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015			2016	2015

Servicing income, net:
Servicing fees and other	$12,628	$9,955	$2,673	27%	$35,248	$27,054	$8,194	30%
Changes in fair value of MSRs due to modeled amortization (1)	(8,925)	(8,478)	(447)	5	(23,940)	(26,725)	2,785	(10)
	3,703	1,477	2,226	151	11,308	329	10,979	3,337
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	4,915	(19,396)	24,311	(125)	(37,354)	(8,224)	(29,130)	354
Net gain from derivatives economically hedging MSRs	3,162	22,017	(18,855)	(86)	57,110	17,030	40,080	235
	8,077	2,621	5,456	208	19,756	8,806	10,950	124
Mortgage Banking servicing income	$11,780	$4,098	$7,682	187%	$31,064	$9,135	$21,929	240%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The increase in Mortgage Banking servicing income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to higher servicing income and improved risk management results. The higher servicing income was primarily attributable to higher servicing fees on higher average balance of loans serviced for others. The increase in risk management results was primarily attributable to an improved hedge performance.
The increase in Mortgage Banking servicing income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to higher servicing income and improved risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others and lower modeled amortization was primarily attributable to higher servicing income and improved risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others and lower modeled amortization. The improved risk management result was primarily due to improves hedge performance and the impact of certain prepayment model refinements. By comparison, there were no material adjustments to the prepayment model in nine months ended September 30, 2015.
Single family mortgage servicing fees collected increased for the three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015 primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At September 30, 2016	At December 31, 2015
(in thousands)
Single family
U.S. government and agency	$17,593,901	$14,628,596
Other	605,139	719,215
Total single family loans serviced for others	$18,199,040	$15,347,811
Mortgage Banking noninterest expense for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015 primarily due to the continued expansion of offices in new markets and increases of our mortgage production and support staff along with related salary, insurance, and benefit costs as well as increased costs resulting from new regulatory disclosure requirements for the mortgage industry. Since September 30, 2015, we have increased our lending footprint by adding six home loan centers to bring our total home loan centers to 70.

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

Asset Quality and Nonperforming Assets
Nonperforming assets ("NPAs") were $32.4 million, or 0.52% of total assets at September 30, 2016, compared to $24.7 million, or 0.50% of total assets at December 31, 2015. Nonaccrual loans of $25.9 million, or 0.68% of total loans at September 30, 2016, increased $8.8 million, or 51%, from $17.2 million, or 0.53% of total loans at December 31, 2015. Net charge-offs for the three months ended September 30, 2016 were $18 thousand compared to net recoveries of $739 thousand for the three months ended September 30, 2015. Net recoveries during the nine months ended September 30, 2016 were $824 thousand compared with net recoveries of $1.2 million during the nine months ended September 30, 2015.

At September 30, 2016, our loans held for investment portfolio, net of the allowance for loan losses, was $3.76 billion, an increase of $571.5 million from December 31, 2015. In 2016, we added $125.8 million of loans to the portfolio from the OCBB merger and $40.3 million in loans from the acquisition of two branches from TBOO. The allowance for loan losses was $34.0 million, or 0.89% of loans held for investment, compared to $29.3 million, or 0.91% of loans held for investment at December 31, 2015.

The Company recorded a provision for credit losses of $1.3 million for the third quarter of 2016 compared to a provision of $700 thousand for the third quarter of 2015. For the nine months ended September 30, 2016, we recorded a provision for credit losses of $3.8 million compared to a provision of $4.2 million for the nine months ended September 30, 2015. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

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

	At September 30, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$89,953		$94,714	$—
Loans with an allowance recorded	10,357		10,519	1,305
Total	$100,310	(1)	$105,233	$1,305

	At December 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$90,547		$94,058	$—
Loans with an allowance recorded	3,126		3,293	567
Total	$93,673	(1)	$97,351	$567

(1)	Includes $77.5 million and $74.7 million in single family performing troubled debt restructurings ("TDRs") at September 30, 2016 and December 31, 2015, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 298 impaired loans totaling $100.3 million at September 30, 2016 and 271 impaired loans totaling $93.7 million at December 31, 2015. Included in the total impaired loan amounts were 256 single family TDR loan relationships totaling $81.2 million at September 30, 2016 and 224 single family TDR loan relationships totaling $77.1 million at December 31, 2015. At September 30, 2016, there were 242 single family impaired loan relationships totaling $77.5 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $37.1 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and nine months ended September 30, 2016 was $97.0 million and $97.0 million, respectively, compared to $111.0 million and $114.6 million for the three and nine months ended September 30, 2015. Impaired loans of $10.4 million and $3.1 million had a valuation allowance of $1.3 million and $567 thousand at September 30, 2016 and December 31, 2015, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —
Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2015 Annual Report on Form
10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2016			At December 31, 2015
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$9,248	26.2%	30.9%	$8,942	29.2%	36.9%
Home equity and other	5,748	16.3	9.0	4,620	15.1	8.0
	14,996	42.5	39.9	13,562	44.3	44.9
Commercial loans
Commercial real estate	6,125	17.4	21.5	4,847	15.8	18.8
Multifamily	2,097	6.0	14.9	1,194	3.9	13.3
Construction/land development	9,021	25.6	17.5	9,271	30.2	18.2
Commercial business	2,994	8.5	6.2	1,785	5.8	4.8
	20,237	57.5	60.1	17,097	55.7	55.1
Total allowance for credit losses	$35,233	100.0%	100.0%	$30,659	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2016
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$77,487	$3,677	$81,164
Home equity and other	1,153	193	1,346
	78,640	3,870	82,510
Commercial
Commercial real estate	—	960	960
Multifamily	508	—	508
Construction/land development	1,627	707	2,334
Commercial business	495	143	638
	2,630	1,810	4,440
	$81,270	$5,680	$86,950

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $37.1 million at September 30, 2016.

	At December 31, 2015
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$74,685	$2,452	$77,137
Home equity and other	1,340	271	1,611
	76,025	2,723	78,748
Commercial
Commercial real estate	—	1,023	1,023
Multifamily	3,014	—	3,014
Construction/land development	3,714	—	3,714
Commercial business	1,658	185	1,843
	8,386	1,208	9,594
	$84,411	$3,931	$88,342

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.6 million at December 31, 2015.

The Company had 285 loan relationships classified as TDRs totaling $87.0 million at September 30, 2016 with no related unfunded commitments. The Company had 259 loan relationships classified as TDRs totaling $88.3 million at December 31, 2015 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$9,108	$3,727	$14,277	$32,108	(1)	$59,220	$3,780
Home equity and other	385	144	1,563	—		2,092	—
	9,493	3,871	15,840	32,108		61,312	3,780
Commercial loans
Commercial real estate	—	—	3,731	—		3,731	398
Multifamily	—	354	113	—		467	—
Construction/land development	—	—	1,376	—		1,376	2,262
Commercial business	—	—	4,861	—		4,861	—
	—	354	10,081	—		10,435	2,660
Total	$9,493	$4,225	$25,921	$32,108		$71,747	$6,440

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,098	$3,537	$12,119	$36,595	(1)	$59,349	$301
Home equity and other	1,095	398	1,576	—		3,069	—
	8,193	3,935	13,695	36,595		62,418	301
Commercial loans
Commercial real estate	233	—	2,341	—		2,574	4,071
Multifamily	—	—	119	—		119	—
Construction/land development	77	—	339	—		416	3,159
Commercial business	—	—	674	17		691	—
	310	—	3,473	17		3,800	7,230
Total	$8,503	$3,935	$17,168	$36,612		$66,218	$7,531

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. We have raised longer-term funds through the issuance of senior debt and trust preferred securities and also have an available line of credit from which we can borrow up to $20.0 million. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank.

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

HomeStreet Bank

The Bank’s primary short-term sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities and interest from our loans and investment securities. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2016, our primary liquidity ratio was 32.4% compared to 25.4% at December 31, 2015.

At September 30, 2016 and December 31, 2015, the Bank had available borrowing capacity of $311.1 million and $320.4 million, respectively, from the FHLB, and $433.2 million and $382.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2016, cash and cash equivalents increased $23.3 million compared to an increase of $6.8 million for the nine months ended September 30, 2015. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2016, net cash of $181.3 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2015, net cash of $233.4 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2016, net cash of $791.5 million was used in investing activities, primarily due to $497.2 million of cash used for the origination of portfolio loans and principal repayments and $468.9 million of cash used for the purchase of investment securities, partially offset by $81.0 million from proceeds from sale of loans originated as held for investment and $61.0 million from principal repayments and maturities of investment securities. For the nine months ended September 30, 2015, net cash of $280.0 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $112.2 million of net cash acquired from the Simplicity merger.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For nine months ended September 30, 2016, net cash of $996.1 million was provided by financing activities, primarily due to a $1.10 billion organic growth in deposits and net proceeds from the senior note offering, partially offset by $173.5 million from net repayments of FHLB advances. For the nine months ended September 30, 2015, net cash of $520.2 million was provided by financing activities, primarily resulting from net proceeds of $362.5 million of FHLB advances and a $212.7 million organic growth in deposits.

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
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution’s total Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital of at least 2.5% above the required common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
At September 30, 2016, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At September 30, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common equity risk-based capital (to risk-weighted assets)	604,757	13.61%	199,913	4.5%	288,764	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	604,757	13.61%	266,551	6.0%	355,401	8.0%
Total risk-based capital (to risk-weighted assets)	$639,991	14.41%	$355,401	8.0%	$444,252	10.0%
Tier 1 leverage capital (to average assets)	$604,757	9.91%	$244,124	4.0%	$305,155	5.0%

	At September 30, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common equity risk-based capital (to risk-weighted assets)	522,889	10.37%	226,921	4.5%	327,775	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	582,489	11.55%	302,562	6.0%	403,416	8.0%
Total risk-based capital (to risk-weighted assets)	$617,723	12.25%	$403,416	8.0%	$504,270	10.0%
Tier 1 leverage capital (to average assets)	$582,489	9.52%	$244,788	4.0%	$305,985	5.0%

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common equity risk-based capital (to risk-weighted assets)	455,101	13.04%	157,074	4.5%	226,885	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04%	209,432	6.0%	279,243	8.0%
Total risk-based capital (to risk-weighted assets)	$485,761	13.92%	$279,243	8.0%	$349,054	10.0%
Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common equity risk-based capital (to risk-weighted assets)	423,005	10.52%	180,912	4.5%	261,317	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94%	241,216	6.0%	321,621	8.0%
Total risk-based capital (to risk-weighted assets)	$510,697	12.70%	$321,621	8.0%	$402,026	10.0%
Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	September 30, 2016
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$55,998	$—	$—	$—	$—	$—	$—	$55,998
FHLB Stock	—	—	—	—	—	39,783	—	39,783
Investment securities(1)	73,366	27,600	50,110	188,249	191,833	460,167	—	991,325
Mortgage loans held for sale	865,742	34	78	436	3,091	24,132	—	893,513
Loans held for investment(1)	1,115,768	220,722	460,884	899,715	485,799	581,290	—	3,764,178
Total interest-earning assets	2,110,874	248,356	511,072	1,088,400	680,723	1,105,372	—	5,744,797
Non-interest-earning assets	—	—	—	—	—	—	481,804	481,804
Total assets	$2,110,874	$248,356	$511,072	$1,088,400	$680,723	$1,105,372	$481,804	$6,226,601
Interest-bearing liabilities:
NOW accounts(2)	$501,370	$—	$—	$—	$—	$—	$—	$501,370
Statement savings accounts(2)	303,872	—	—	—	—	—	—	303,872
Money market accounts(2)	1,513,547	—	—	—	—	—	—	1,513,547
Certificates of deposit	212,897	238,074	326,994	287,728	31,537	33	—	1,097,263
FHLB advances	801,833	—	—	51,500	—	5,590	—	858,923
Long-term debt(3)	60,122	—	—	—	—	65,000	—	125,122
Total interest-bearing liabilities	3,393,641	238,074	326,994	339,228	31,537	70,623	—	4,400,097
Non-interest bearing liabilities	—	—	—	—	—	—	1,240,476	1,240,476
Equity	—	—	—	—	—	—	586,028	586,028
Total liabilities and shareholders’ equity	$3,393,641	$238,074	$326,994	$339,228	$31,537	$70,623	$1,826,504	$6,226,601
Interest sensitivity gap	(1,282,767)	10,282	184,078	749,172	649,186	1,034,749
Cumulative interest sensitivity gap	$(1,282,767)	$(1,272,485)	$(1,088,407)	$(339,235)	$309,951	$1,344,700
Cumulative interest sensitivity gap as a percentage of total assets	(21)%	(20)%	(17)%	(5)%	5%	22%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	62%	65%	73%	92%	107%	131%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2016 and December 31, 2015 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	September 30, 2016		December 31, 2015
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (1)	Net Portfolio Value (2)
+200	0.0%	(1.3)%	(5.1)%	(10.0)%
+100	(0.2)	2.0	(2.6)	(2.4)
-100	(1.4)	(11.1)	0.1	(8.3)
-200	(3.6)%	(19.6)%	(4.4)%	(19.4)%

(1)
For purposes of our model, we assume interest rates will not go below zero. This "floor" limits the effect of a potential negative interest rate shock in a low rate environment like the one we are currently experiencing.

(2)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(3)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At September 30, 2016, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2015, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both lower market interest rates and changes to overall balance sheet composition. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our initial public offering (“IPO”) in February 2012, we have pursued targeted and opportunistic growth which has included four whole-bank acquisitions - Fortune Bank and Yakima National Bank in November 2013, Simplicity Bank in March 2015, and Orange County Business Bank in February 2016 - along with five branch acquisitions in that same period. We have also entered into an agreement to acquire two additional branches, which we expect will close in November 2016, subject to certain closing conditions and other external factors that may impact our ability to close that transaction in a timely manner or at all. These acquisitions represent both significant operational growth and a substantial geographic expansion of our commercial and consumer banking operations. Simultaneously with this growth of our banking operations through acquisition, we have also grown our mortgage origination operations opportunistically but quickly, opening new offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. Beginning in 2015, we also started expanding our commercial lending activities, opening new offices in Salt Lake City, Utah and Dallas, Texas and adding production personnel in Southern California focused on residential construction and SBA loans. At the time of our IPO, we had 20 retail branches and nine stand-alone lending centers. As of September 30, 2016 we have grown to a total of 51 retail branches, 80 stand-alone lending centers, including 10 commercial lending centers, and one stand-alone insurance office.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly including brokered deposits, may increase our exposure to liquidity risk.

The integration of recent and future acquisitions could consume significant resources and may not be successful.

We have completed four whole-bank acquisitions in the past three years and we have also acquired five stand-alone branches in the same time period, all of which has required substantial resources and costs related to the acquisition process and subsequent integration. For example, we incurred $4.4 million and $10.7 million of acquisition related expenses, net of tax, in the nine months ended September 30, 2016 and the fiscal year ended December 31, 2015. We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the near future as part of our strategy to grow our business and our market share.

We have also entered into an agreement to acquire two additional branches in Southern California, which we expect will close in November 2016, subject to certain closing conditions, and other external factors that may impact our ability to close in a timely manner or at all. This pending acquisition and any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as the integration of any acquired entities or assets into HomeStreet or HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

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

We are headquartered in Seattle, Washington, and a significant portion of our historical operations have been limited to the Pacific Northwest and, to a lesser degree, Hawaii. Since 2014 we have expanded significantly into California by opening lending centers in Northern and Southern California and expanding our retail branch network into Southern California. We have also established lending operations in and around Salt Lake City, Utah; Phoenix, Arizona; Dallas, Texas; and Boise, Idaho. However, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington State, the Portland, Oregon metropolitan area and Los Angeles and Orange Counties in Southern California. Each of these areas is subject to various types of natural disasters, and each has experienced disproportionately significant economic declines in recent years. Economic declines or natural disasters that affect these areas in particular, or economic events that affect the Western United States more generally, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

We have previously had deficiencies in our internal controls over financial reporting, and those deficiencies or others that we have not discovered may result in our inability to maintain control over our assets or to identify and accurately report our financial condition, results of operations, or cash flows.

Our internal controls over financial reporting are intended to assure we maintain accurate records, promote the accurate and timely reporting of our financial information, maintain adequate control over our assets, and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be harmed.

As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. These deficiencies have included “material weaknesses,” defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For example, our management determined that we had experienced a material weakness in our internal control over financial reporting as of September 30, 2014 related to errors in the analysis of hedge effectiveness related to fair value hedge accounting for certain loans and related swap or derivative instruments, and also concluded that our internal control over financial reporting were not effective as of December 31, 2014 because of a material weakness in our internal controls related to certain new back office systems, primarily relating to accounts payable processing and payroll processing. We also have discovered “significant deficiencies,” defined as a deficiency or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Management has identified and implemented remedial measures intended to resolve all known deficiencies. To support our growth initiatives and to create operating efficiencies we have implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations, we may experience additional internal control lapses that could expose the company to operating losses.
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

For example, we have responded to inquiries from the SEC’s Division of Enforcement relating primarily to our fair value hedge accounting analysis described above. We believe we have made all appropriate accounting adjustments, are cooperating fully with the SEC in response to the ongoing investigation, and do not believe an enforcement action is warranted. Further, if an action were brought, we do not expect the outcome would have a material adverse impact on the financial results of the Company for any reporting period, past or future. However, we cannot give any assurances regarding whether or not the SEC will take any enforcement action or what the outcome of any potential enforcement action may be.

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

We may not be able to raise such additional capital at the time when we need it, or on terms that are acceptable to us. Our ability to raise additional capital will depend in part on conditions in the capital markets at the time, which are outside our control, and in part on our financial performance. Further, if we need to raise capital in the future, especially if it is in response to changing market conditions, we may need to do so when many other financial institutions are also seeking to raise capital, which would create competition for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, any capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

Regulatory scrutiny of the industry could further increase, leading to stricter regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar. Examination findings by the regulatory agencies may also result in adverse consequences to the Company or the Bank. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties.

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice and restrictions on our ability to execute our growth and expansion plans. These risks are enhanced because of our growth activities as we integrate operations from our acquisitions and expand our geographic markets. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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

We cannot be certain if or when Fannie Mae and Freddie Mac ultimately will be restructured or wound down, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. That MSR asset was valued at $167.5 million at September 30, 2016. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

We maintain insurance coverage related to business interruptions and breaches of our security systems. However, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, uninsured financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, additional regulatory scrutiny, reputational damage, litigation, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially and adversely affect our results of operations or financial condition.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(2)(3)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Definitions Linkbase Document

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, and Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 8, 2016.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Melba A. Bartels
Melba A. Bartels
Senior Executive Vice President and Chief Financial Officer