Form 10-K
period 2016-12-31
HomeStreet, Inc.
filed 2017-03-09
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None.
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $413.1 million, based on a closing price of $19.92 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of March 7, 2017 was 26,836,773.6.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information that will be contained in the definitive proxy statement for the registrant's annual meeting to be held in May 2017 is incorporated by reference into Part III of this Form 10-K.

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

General

HomeStreet, Inc. is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. We are principally engaged in commercial lending, commercial and consumer retail banking and real estate lending. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. HomeStreet Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our loan products include consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects, commercial business loans and agricultural loans. HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers and businesses. We also offer single family home loans through our partial ownership of WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises whose home loan businesses are known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “HMST.” We also have outstanding $65 million in aggregate principal amount of 6.5% senior notes due 2026, of which $64.8 million in aggregate principal amount is registered pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

At December 31, 2016, we had total assets of $6.24 billion, net loans held for investment of $3.82 billion, deposits of $4.43 billion and shareholders’ equity of $629.3 million.

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

At December 31, 2016, we had a network of 55 retail deposit branches located in Washington State, Southern California, the Portland, Oregon area and the State of Hawaii, as well as 48 primary stand-alone home loan centers and five primary commercial lending centers. These offices are located within our retail deposit branch footprint as well as in Phoenix, Arizona; Northern California (including the San Francisco Bay Area); Eugene, Salem and Bend, Oregon; Eastern Washington; Boise and northern Idaho; and Salt Lake City, Utah. WMS Series LLC, doing business as Penrith Home Loans provides point-of-sale loan origination services at certain Windermere Real Estate offices in Washington and Oregon. We also have one stand-alone insurance agency office located in Spokane, Washington. The number of offices listed above does not include satellite offices with a limited number of staff who report to a manager located in a separate primary office.

Commercial and Consumer Banking. We provide diversified financial products and services to our commercial and consumer customers through retail deposit branches and commercial lending centers, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural loans for our portfolio; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for the Company's portfolio, primarily on single family residences, and on office, retail, industrial and multifamily properties. We also have a commercial lending team specializing in U.S. Small Business Administration (“SBA”) lending. We intend to pool a portion of our permanent commercial real estate loans, primarily up to $10 million in principal amount, to sell into the secondary market. We also originate multifamily real estate loans for Fannie Mae under the DUS Program, whereby loans are sold to or securitized by Fannie Mae, while we generally retain the servicing rights. This segment is also responsible for managing our investment securities portfolio.

Mortgage Banking. We originate single family residential mortgage loans for sale in the secondary markets. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We are a rated originator and servicer of jumbo nonconforming mortgage loans, allowing us to sell the loans we originate to other entities for inclusion in securities. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our mortgage servicing rights ("MSR") portfolio. We hedge the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights using a combination of risk management tools.

1 DUS® is a registered trademark of Fannie Mae	4

Expansion Activities

Since 2013, we have been supplementing the organic growth of our operations, expertise and geographic footprint with strategic acquisitions. In 2013, we simultaneously acquired Fortune Bank ("Fortune") and Yakima National Bank ("YNB"). We also acquired two branches and certain related assets in the Seattle metropolitan area from another commercial bank. The Fortune merger increased our commercial business loan portfolio and added experienced commercial lending officers and managers, while the YNB merger and branch acquisitions grew our presence in Eastern Washington.

On March 1, 2015, we entered the retail banking market in Southern California with our acquisition by merger of Simplicity Bancorp, Inc. ("Simplicity") and its subsidiary, Simplicity Bank, acquiring seven retail deposit branches in the Los Angeles area. This provided our Southern California operations with a significant retail deposit customer base, reducing our reliance on time deposits and increasing our portfolios of commercial real estate and single family mortgage loans.

In early 2015, we further expanded into Orange County, California with the launch of our commercial real estate lending group HomeStreet Commercial Capital and a team specializing in SBA lending. Through HomeStreet Commercial Capital, we provide permanent financing for a range of commercial real estate property types including multifamily, industrial, retail, office, mobile home parks and self-storage facilities, generally with balances of less than $10 million.

On December 11, 2015, we acquired a retail deposit branch and certain related assets in Dayton, Washington. This acquisition increased HomeStreet’s network of retail deposit branches in Eastern Washington to six.
We continued to grow through acquisition in 2016. On February 1, 2016, we acquired Orange County Business Bank (“OCBB”), a California banking corporation in Irvine, California to complement our expansion of commercial and consumer banking activities into Southern California.
On August 12, 2016, we acquired substantially all of the bank's assets and liabilities and two branches from The Bank of Oswego. This acquisition expanded our presence in the Portland, Oregon area, increasing the number of retail branches in the metropolitan area to five. On November 10, 2016, we acquired two branches in Southern California, one in Granada Hills and one in Burbank, along with certain related deposits from another commercial bank, increasing our presence in Southern California to 14 retail locations as of December 31, 2016.

Financing Activities

In order to fund our continued growth and maintain adequate capital resources to support future loan growth, we completed two securities offerings in 2016, raising aggregate gross proceeds of $125 million. The proceeds from both offerings are intended to be used for general corporate purposes, including acquisitions and investment in the growth of HomeStreet Bank.

6.5% Senior Notes due 2026

In May 2016, we sold $65 million in principal amount of our 6.5% senior notes due 2026 (the “Senior Notes”) in an unregistered offering under Rule 144A to certain qualified institutional buyers and a concurrent offering under Regulation S to certain foreign purchasers. In August 2016, we exchanged all of the notes sold under Rule 144A for senior notes with substantially identical terms. Our net proceeds from this offering were approximately $63.2 million.

At-the-Market Equity Offering

In December 2016, we offered and sold approximately $60 million of our common stock from our shelf registration statement on Form S-3. The offering commenced on December 6, 2016 and was completed on December 8, 2016, raising a total of approximately $58.7 million in net proceeds for HomeStreet.

Recent Developments

SEC Settlement Agreement

On January 19, 2017, the Securities and Exchange Commission (the “SEC”) issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “Settlement Agreement”) for HomeStreet, Inc. on terms proposed by HomeStreet to the SEC on January 6, 2017 in an Offer of Settlement. The settlement relates primarily to certain allegations related to errors in HomeStreet’s fair value hedge accounting for certain commercial real estate loans, which was previously disclosed in our Quarterly Reports on Form 10-Q in the third quarter of 2014 as well as our Annual Report on Form 10-K for the year ended December 31, 2015. The Settlement Agreement relates to certain allegations that HomeStreet did not comply with Exchange Act requirements that all issuers make and keep books, records, and accounts in reasonable detail which accurately and fairly reflect the transactions and dispositions of the assets of the issuer, and further that HomeStreet had not complied with a separate requirement under the Exchange Act that issuers devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP.

The Settlement Agreement also covers allegations by the SEC that HomeStreet violated Rule 21F-17(a) of the Exchange Act, which prohibits any person from taking an action to impede an individual from communicating directly with the Commission staff about a possible securities law violation, based on language in certain severance agreements (which has since been revised), and on certain alleged efforts to determine the identity of whistleblowers. The SEC stated in the Settlement Agreement that it was unaware of any instances where a current or former employee did not communicate with the Commission about potential securities law violations, however, pursuant to our undertaking in the Settlement Agreement, we have made certain changes to language in our severance agreements and have provided notice to certain former employees that nothing in those severance agreements is intended to violate Rule 21F-17. Additionally, the Company has not identified any instance of a current or former employee not communicating directly with the Commission about the hedge accounting errors as a consequence of the language in the settlement agreements.

In connection with the Settlement Agreement, HomeStreet paid the SEC a penalty of $500,000 and agreed to cease and desist from committing any violations of those sections to which the allegations pertained, namely Section 13(b)(2)(A) and (B) of the Exchange Act, and Exchange Act Rule 21F-17, and to undertake the remediation noted above with respect to certain severance agreements.

HomeStreet neither admitted nor was required to admit to the allegations set forth in the Settlement Agreement, and the SEC did not allege any fraud in the Settlement Agreement, nor did it allege that HomeStreet acted with an intent to deceive investors, or that the violations had a material impact on HomeStreet’s financial statements.

Business Strategy

During 2016, we made progress on our business strategy toward becoming a significant west coast regional bank serving consumers and businesses by expanding our Commercial and Consumer Banking segment and continuing to build Mortgage Banking market share in new and existing markets. In the Commercial and Consumer Banking segment, we expanded our operations through the addition of 11 retail deposit branches, including six de novo branches opened in new and existing markets and five branches obtained through acquisitions in our existing geographic footprint, increasing the density of commercial and retail deposits in connection with that expansion. In our Mortgage Banking segment, we continued to build on our heritage as a leading single family mortgage lender, expanding opportunistically both within our existing market and into other parts of the western United States, including opening three new primary stand-alone home loan centers in new and existing markets and investing in the implementation of a new loan origination system expected to be fully installed during 2017.

We are pursuing the following strategies in our business segments:

Commercial and Consumer Banking. We believe there is a significant opportunity for a well-capitalized, community-focused bank that emphasizes responsive and personalized service to provide a full range of financial services to small- and middle-market commercial and consumer customers in markets that are not well served by existing community banks focused on that demographic, including Southern California. Our Commercial and Consumer Banking strategy involves organic growth and strategic acquisitions along with improvements in operations and productivity intended to drive cost efficiencies. On the consumer banking side, our acquisitions since our initial public offering in 2012 have added a total of 15 retail branches in Washington State, Oregon and Southern California to complement the 16 de novo openings we have had in the same time period. We have also expanded our commercial lending presence, acquired experienced commercial lending personnel and grew our commercial loan portfolio in part through acquisitions such as Fortune and OCBB. In addition to that acquisitive growth, on the commercial side, we have added two Orange County based commercial lending teams, HomeStreet Commercial Capital and our SBA lending team. We expect to continue to grow our commercial lending (including SBA lending), commercial real estate and residential construction lending in Southern California.

We are also in the process of growing our commercial and consumer banking business in the Portland, Oregon metropolitan area, and in 2016 we acquired substantially all of the banking operations, including two retail deposit branches from The Bank of Oswego in Lake Oswego, Oregon. We intend to continue to add de novo retail deposit branches in new and existing markets.

We plan to expand our commercial real estate business with a focus on multifamily mortgage origination, including through our Fannie Mae DUS origination and servicing relationships. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS seller and servicer. We plan to continue supporting our DUS program by providing new construction and short-term bridge loans to experienced borrowers who intend to build or purchase apartment buildings for renovation, which we then seek to replace with permanent financing upon completion of the projects. We also originate commercial real estate construction loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within our geographic footprint and may in the future sell those types of loans to other investors, such as life insurance companies.

We seek to meet the financial needs of our consumer and small business customers through our retail deposit branches by providing targeted banking products and services, investment services and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. We intend to grow our network of retail deposit branches and in turn grow our core deposits and increase business deposits from new cash management and business lending customers, primarily focusing on high-growth areas of Puget Sound, Portland, Oregon, the Bay Area and Southern California, building loyalty with our customers and growing market share.

Mortgage Banking. We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last five years. In addition, we plan to continue to grow our business in the western U.S. through expanding in high growth markets and the targeted hiring of loan originators with successful track records and an emphasis on purchase mortgage transactions. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We also offer home equity and other portfolio loan products to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits.

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

Market and Competition

We view our market as the major metropolitan areas in the western United States, including Hawaii. These metropolitan areas share a number of key demographic factors that are characteristic of growth markets, such as large and growing populations with above average household incomes, a significant number of mid-sized companies, and diverse economies. These markets all share large populations that we believe are underserved due to the rapid consolidation of community banks since the most recent financial crisis. We believe this dislocation has left a void for a strong regional bank serving consumers and businesses with significant long-term opportunities to grow organically and through acquisitions.

We currently operate full service bank branches in the Puget Sound and eastern regions of Washington, the Portland, Oregon metropolitan area, the Hawaiian Islands, and Southern California. We also have primary stand-alone commercial and residential lending centers in the metropolitan areas of San Francisco, California; Phoenix, Arizona; and Salt Lake City, Utah. Over time, we expect to efficiently expand our full service bank branches, on a prudent and opportunistic basis, to areas currently being served only by stand-alone lending centers, and to further expand our geographic footprint into other large metropolitan areas in the western United States that share the same or substantially similar characteristics to our current markets.

The financial services industry is highly competitive. We compete with other banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with many financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising campaigns and offer a broader array of products and services. The number of competitors for middle-market business customers has, however, decreased in recent years primarily due to consolidations. At the same time, national banks have been focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in many of our markets. We have taken advantage of industry consolidation by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality products and outstanding expertise and customer service.

We believe we are well positioned to take advantage of changes in the single family mortgage origination and servicing industry that have helped to reduce the number of competitors. The mortgage industry is compliance-intensive and requires significant expertise and internal control systems to ensure mortgage loan origination and servicing providers meet all origination, processing, underwriting, servicing and disclosure requirements. We believe our compliance-centered culture affords us a competitive advantage even as a growing complexity of the regulatory landscape poses a barrier to entry for many of our would-be competitors. For example, the Truth in Lending Act-Real Estate Settlement Procedures Act "TILA-RESPA" Integrated Disclosure (commonly known as "TRID") requirements have substantially increased documentation requirements and responsibilities for the mortgage industry, further complicating work flow and increasing training costs, thereby increasing barriers to entry and costs of operations across the mortgage industry. These rules have added to the work involved in originating mortgage loans and added to processing costs for all mortgage originators. In some cases, these rules have lengthened the time needed to close loans. Increased costs and additional compliance burdens are causing some competitors to exit the industry. Mortgage lenders must make significant investments in experienced personnel and specialized systems to manage the compliance process, which creates a significant barrier to entry. In addition, lending in conventional and government guaranteed or insured mortgage products, including Federal Housing Administration ("FHA") and Department of Veterans' Affairs ("VA") loans, requires significantly higher capitalization than had previously been required for mortgage brokers and non-bank mortgage companies.

Employees

As of December 31, 2016 we employed 2,552 full-time equivalent employees, compared to 2,139 full-time equivalent employees at December 31, 2015.

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
New statutes, regulations and guidance are considered regularly that could contain wide-ranging potential changes to the competitive landscape for financial institutions operating in our markets and in the United States generally. We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which our business may be affected. Any change in policies, legislation or regulation, whether by the Federal Reserve, the WDFI, the FDIC, the Washington legislature, the United States Congress or any other federal, state or local government branch or agency with authority over us, could have a material adverse impact on us and our operations and shareholders. In addition, the Federal Reserve, the WDFI and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including, among other things, policies with respect to the Bank's capital levels, the classification of assets and establishment of adequate loan loss reserves for regulatory purposes.
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of bank holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits in various ways, including through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. In December 2015 and again in December 2016, the Federal Reserve increased short-term interest rates. We cannot predict the ultimate impact of these rate changes on the economy or our institution, or the nature or impact of future changes in monetary and fiscal policies of the Federal Reserve.
Regulation of the Company
General
As a bank holding company, the Company is subject to Federal Reserve regulations, examinations, supervision and reporting requirements relating to bank holding companies. Among other things, the Federal Reserve is authorized to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary bank. Since the Bank is chartered under Washington law, the WDFI has authority to regulate the Company generally relating to its conduct affecting the Bank.
Capital / Source of Strength
During 2015, the Company was a savings and loan holding company and as such became subject to capital requirements under the Dodd-Frank Act, beginning in 2015. Following its conversion to a bank holding company, the Company continues to be subject to capital requirements. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”
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
In evaluating applications by holding companies to acquire depository institutions or holding companies, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and the institutions involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
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
Dividend Policy
Under Washington law, the Company is generally permitted to make a distribution, including payments of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors, (1) the Company would be able to pay its debts as they become due in the ordinary course of business and (2) the Company's total assets would at least equal the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. In addition, it is the policy of the Federal Reserve that bank holding companies generally should pay dividends only out of net income generated over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also provides that bank holding companies should not maintain a level of cash dividends that places undue pressure on the capital of its subsidiary bank or that may undermine its ability to serve as a source of strength.
The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company. Capital rules as well as regulatory policy impose additional requirements on the ability of the Company and the Bank to pay dividends. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”
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
In addition, Section 956 of the Dodd-Frank Act requires certain regulators (including the FDIC, SEC and Federal Reserve) to adopt regulations or guidelines prohibiting excessive compensation or compensation that could lead to material loss as well as rules relating to disclosure of compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of Dodd-Frank for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. On June 10, 2016, these regulators published a modified proposed rule. Under the new proposed rule, the requirements and prohibitions will vary depending on the size and complexity of the covered institution. Generally, for covered institutions with less than $50 billion in consolidated assets (such as the Company), the new proposed rule would (1) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation or by providing compensation that could lead to a material financial loss, (2) require oversight of an institution’s incentive-based compensation arrangements by the institution’s board of directors or a committee and approval by the board or committee of certain payments and awards and (3) require the creation on an annual basis and maintenance for at least seven years of records that (a) document the institution’s incentive compensation arrangements, (b) demonstrate compliance with the regulation and (c) are disclosed to the institution's appropriate federal regulator upon request.
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

We will remain an Emerging Growth Company for up to five years from the end of the year of our initial public offering, or until (1) we have total annual gross revenues of at least $1 billion, (2) we qualify as a large accelerated filer, or (3) we issue more than $1 billion in nonconvertible debt in a three-year period. Based on these requirements, we expect to lose our status as an Emerging Growth Company no later than January 1, 2018.

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
Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. The current rates were lowered effective July 1, 2016, since the reserve ratio reached 1.15% as of June 30, 2016. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be further lowered. As of December 31, 2016, the Bank's assessment rate was 6 basis points on average assets less average tangible equity capital.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2017 is 0.54 basis points.

Capital and Prompt Corrective Action Requirements
Capital Requirements
In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. The Rules applied to both the Company and the Bank beginning in 2015.
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
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its Tier 1 risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
Both the Company and the Bank were generally required to begin compliance with the Rules on January 1, 2015. The conservation buffer began being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.

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
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than five percent of the credit risk of the mortgages or other assets and that the securitizer not hedge or otherwise transfer the risk it is required to retain. In December 2014, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, published a final rule implementing this requirement. Generally, the final rule provides various ways in which the retention of risk requirement can be satisfied and also describes exemptions from the retention requirements for various types of assets, including mortgages. Compliance with the final rule with respect to residential mortgage securitizations was required beginning in December 2015 and was required beginning in December 2016 for all other securitizations.

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
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally required in 2016 that reserves be maintained as follows:

•	Net transaction accounts up to $15.2 million were exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $15.2 million up to $110.2 million.

•	A reserve of 10% is required for any transaction accounts over $110.2 million.
In 2017, the regulations generally require that reserves be maintained as follows:

•	Net transaction accounts up to $15.5 million were exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $15.5 million up to $115.1 million.

•	A reserve of 10% is required for any transaction accounts over $115.1 million.

Federal Home Loan Bank System
The Federal Home Loan Bank system consists of 11 regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Des Moines (the “Des Moines FHLB”) and is a borrowing non-member financial institution with the Federal Home Loan Bank of San Francisco ("San Francisco FHLB"). As a member of the Des Moines FHLB, the Bank is required to own stock in the Des Moines FHLB. Separately, pursuant to a non-member lending agreement with the San Francisco FHLB that we entered into at the time of the Simplicity Acquisition, we are required to own stock of the San Francisco FHLB so long as we continue to be a borrower from the San Francisco FHLB. We currently own $40.3 million of stock in the FHLB in the aggregate based on these obligations.
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
The Dodd-Frank Act established the Bureau of Consumer Financial Protection ("CFPB") as a new independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of more than $10 billion.
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
Future Legislation or Regulation

The Trump administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Proposals that affect the industry will likely continue to be introduced. In particular, the Trump administration and various members of Congress have expressed a desire to modify or repeal parts of the Dodd-Frank Act. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or our financial condition or on the financial services industry generally.

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

Since our initial public offering (“IPO”) in February 2012, we have pursued targeted and opportunistic growth which has included four whole-bank acquisitions along with seven branch acquisitions. These acquisitions represent both significant operational growth and a substantial geographic expansion of our commercial and consumer banking operations. Simultaneously with this growth of our banking operations through acquisition, we have also grown our mortgage origination operations opportunistically but quickly, opening new primary and satellite offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. Beginning in 2015, we also started expanding our commercial lending activities, opening new primary offices in Salt Lake City, Utah and adding production personnel in Southern California focused on residential construction and SBA loans. At the time of our IPO, we had 20 retail branches and nine stand-alone lending centers. As of December 31, 2016 we have grown to a total of 55 retail branches, 53 primary stand-alone lending centers, including five primary commercial lending centers, and one stand-alone insurance office.

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

Volatility in mortgage markets, changes in interest rates, operational costs and other factors beyond our control may adversely impact our ability to remain profitable.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain the level of profit we are currently experiencing. For example, in the fourth quarter of 2016, unexpected sharp increases in interest rates related to the results of the U.S. presidential election as well as asymmetrical changes in the values of mortgage servicing rights and certain derivative hedging instruments created an unforeseen and material adverse impact on our earnings for that quarter. Many factors affect our profitability, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Increases in interest rates that may limit our ability to make loans, decrease our net interest income and noninterest income, increase the number of rate locks that become closed loans which may in turn increase our costs relative to our income, reduce demand for loans, diminish the value of our mortgage servicing rights, affect the value of our hedging instruments, increase the cost of deposits and otherwise negatively impact our financial situation;

•
Volatility in mortgage markets, which is driven by factors outside of our control such as interest rate changes, housing inventory and general economic conditions, may negatively impact our ability to originate loans and change the fair value of our existing loans and servicing rights;

•	Our hedging strategies to offset risks related to interest rate changes may not prove to be successful and may result in unanticipated losses for the Company;

•
Changes in regulations or interpretation of regulation through enforcement actions may negatively impact the Company or the Bank and may limit our ability to offer certain products or services or may increase our costs of compliance;

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

•	Competition in the mortgage market industry may drive down the interest rates we are able to offer on our mortgages, which will negatively impact our net interest income; and

•	Changes in the cost structures and fees of government-sponsored enterprises to whom we sell many of these loans may compress our margins and reduce our net income and profitability.

These and other factors may limit our ability to generate revenue in excess of our costs, which in turn may result in a lower rate of profitability or even substantial losses for the Company.

The integration of recent and future acquisitions could consume significant resources and may not be successful.

We have completed four whole-bank acquisitions and acquired seven stand-alone branches in the past four years, all of which has required substantial resources and costs related to the acquisition process and subsequent integration. For example, we incurred $4.6 million and $10.7 million of acquisition related expenses, net of tax, in the fiscal years ended December 31, 2016 and 2015, respectively. We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches as part of our ongoing strategy to grow our business and our market share.

Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into HomeStreet and HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

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

A substantial portion of our loans are secured by real property, a characteristic we expect to continue indefinitely. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices are stable in the markets in which we operate, if market values decline, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with retained servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, as occurred in the fourth quarter of 2016, and we could incur a net valuation loss as a result of our hedging activities. As we continue to expand our single family mortgage operations and add more single family mortgage origination personnel, the volume of our single family loans held for sale and MSRs has continued to increase. The increase in volume in turn increases our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations. Any such events or conditions may harm our results of operations.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have operations in eight states, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington State, the Portland, Oregon metropolitan area and the Los Angeles and San Diego metropolitan areas in Southern California and all of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and each has experienced disproportionately significant economic declines in the past decade. Economic declines or natural disasters that affect these areas in particular, or economic events that particularly or more significantly affect the Western United States, the Puget Sound region or Southern California, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

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

As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. These deficiencies have included “material weaknesses,” defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For example, our management determined that we had experienced a material weakness in our internal controls over financial reporting as of September 30, 2014 related to errors in the analysis of hedge effectiveness related to fair value hedge accounting for certain commercial real estate loans and related swap or derivative instruments, and also concluded that our internal controls over financial reporting were not effective as of December 31, 2014 because of a material weakness in our internal controls related to certain new back office systems, primarily relating to accounts payable processing and payroll processing. We also have discovered “significant deficiencies,” defined as a deficiency or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Management has in place a process to document and analyze all identified internal control deficiencies and implement remedial measures sufficient to resolve those deficiencies. To support our growth initiatives and to create operating efficiencies we have implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations, we may experience additional internal control lapses that could expose the company to operating losses. However, any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls in the future could harm operating results or cause us to fail to meet our reporting obligations.

If our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management or result in penalties or other potential enforcement action by the Securities and Exchange Commission (the “SEC”). On January 19, 2017, we finalized a settlement agreement with the SEC and paid a fine of $500,000 related to the previously disclosed SEC investigation into our fair value hedge accounting for certain commercial real estate loans and swaps. While the fair value hedge accounting error at issue in the settlement was disclosed by HomeStreet in November 2014 and neither the errors nor the amount of the settlement was ultimately material to our financial statements in any period, inquiries by the SEC took the time and attention of management for significant periods of time and may have had an adverse impact on investor confidence in us in the near term which may have had a negative impact on the value of our securities.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for loan losses, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for loan losses to reflect potential defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. Management's estimate is based on our continuing evaluation of specific credit risks and loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other factors that may indicate future loan losses. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. We expect that future acquisition we may make may bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for loan losses, adversely affect our financial condition, results of operations and cash flows stemming from losses on those additional loans.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale, mortgage servicing rights related to single family loans and single family loans held for sale. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that use observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet. As we grow the expectation for the sophistication of our models will increase and we may need to hire additional personnel with sufficient expertise.

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

Our capital ratios are higher than regulatory minimums. We may choose to have a lower capital ratio in the future in order to take advantage of growth opportunities, including acquisition and organic loan growth, or in order to take advantage of a favorable investment opportunity. On the other hand, we may again in the future elect to raise capital through a sale of our debt or equity securities in order to have additional resources to pursue our growth, including by acquisition, fund our business needs and meet our commitments, or as a response to changes in economic conditions that make capital raising a prudent choice. In the event the quality of our assets or our economic position were to deteriorate significantly, as a result of market forces or otherwise, we may also need to raise additional capital in order to remain compliant with capital standards.

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

We originate and purchase, sell and thereafter service single family loans, some of which are insured by FHA/HUD or guaranteed by the VA. We certify to the FHA/HUD and the VA that the loans meet their requirements and guidelines. The FHA/HUD and VA audit loans that are insured or guaranteed under their programs, including audits of our processes and procedures as well as individual loan documentation. Violations of guidelines can result in monetary penalties or require us to provide indemnifications against loss or loans declared ineligible for their programs. In the past, monetary penalties and losses from indemnifications have not created material losses to the Bank. As a result of the housing crisis, the FHA/HUD has stepped up enforcement initiatives. In addition to regular FHA/HUD audits, HUD's Inspector General has become active in enforcing FHA regulations with respect to individual loans and has partnered with the Department of Justice ("DOJ") in filing lawsuits against lenders for systemic violations. The penalties resulting from such lawsuits can be much more severe, since systemic violations can be applied to groups of loans and penalties may be subject to treble damages. The DOJ has used the Federal False Claims Act and other federal laws and regulations in prosecuting these lawsuits. Because of our significant origination of FHA/HUD insured and VA guaranteed loans, if the DOJ were to find potential violations by the Bank, we could be subject to material monetary penalties and/or losses, and may even be subject to lawsuits alleging systemic violations which could result in treble damages.

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
Our real estate lending also may expose us to environmental liabilities.

In the course of our business, it is necessary to foreclose and take title to real estate, which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Market-Related Risks

Fluctuations in interest rates could adversely affect the value of our assets and reduce our net interest income and noninterest income, thereby adversely affecting our earnings and profitability.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, unexpected increases in interest rates such as those in the fourth quarter of 2016 relating to the reaction to the U.S. presidential election resulted in an increased percentage of rate lock customer closing loans, which in turn increased our costs relative to income. Related and concomitant asymmetrical changes in the values of MSRs and certain derivative instruments used in related hedging transactions also adversely impacted our MSR-related risk management results in that period. Even expected increases in interest rates, such as those implemented in early 2014, may reduce our mortgage revenues by reducing the market for refinancings, which may negatively impact our noninterest income and, to a lesser extent, our net interest income, as well as demand for our residential loan products and the revenue realized on the sale of loans. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.

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

Housing affordability is directly affected by both the level of mortgage interest rates and the inventory of houses available for sale. The housing market recovery has been aided by a protracted period of historically low mortgage interest rates that has made it easier for consumers to qualify for a mortgage and purchase a home, however, mortgage rates have now begun to rise again. Should mortgage rates substantially increase over current levels, it would become more difficult for many consumers to qualify for mortgage credit. This could have a dampening effect on home sales and on home values.

In addition, constraints on the number of houses available for sale in some of our largest markets are driving up home prices, which may also make it harder for our customer to qualify for a mortgage, adversely impact our ability to originate mortgages and, as a consequence, our results of operations. Any return to a recessionary economy could also result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations.

The stock price of our common stock is subject to volatility.
The price of our common stock has fluctuated in the past and may face additional and potentially substantial fluctuations in the future. Among the factors that may impact our stock price are the following:

•	Variances in our operating results;

•	Disparity between our operating results and the operating results of our competitors;

•	Changes in analyst’s estimates of our earnings results and future performance, or variances between our actual performance and that forecast by analysts;

•	News releases or other announcements of material events relating to the Company, including but not limited to mergers, acquisitions, expansion plans or other strategic developments;

•	Future securities offerings by us of debt or equity securities

•	Addition or departure of key personnel;

•	Market-wide events that may be seen by the market as impacting the Company;

•	The presence or absence of short-selling of our common stock;

•	General financial conditions of the country or the regions in which we operate;

•	Trends in real estate in our primary markets; or

•	Trends relating to the economic markets generally.

The stock markets in general experience substantial price and trading fluctuations, and such changes may create volatility in the market as a whole or in the stock prices of securities related to particular industries or companies that is unrelated or disproportionate to changes in operating performance of the Company. Such volatility may have an adverse effect on the trading price of our common stock.
Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest and noninterest income that we earn from our mortgage banking and commercial lending businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. A prolonged period of slow growth or a pronounced decline in the U.S. economy, or any deterioration in general economic conditions and/or the financial markets resulting from these factors, or any other events or factors that may disrupt or dampen the economic recovery, could dampen consumer confidence, adversely impact the models we use to assess creditworthiness, and materially adversely affect our financial results and condition. If the economy worsens and unemployment rises, which also would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, reducing our net interest and noninterest income and our earnings. Significant and unexpected market developments may also make it more challenging for us to properly forecast our expected financial results.

A change in federal monetary policy could adversely impact our mortgage banking revenues.

The Federal Reserve is responsible for regulating the supply of money in the United States, and as a result its monetary policies strongly influence our costs of funds for lending and investing as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities, mortgage servicing rights, or MSRs and derivative instruments used to hedge against changes in the value of our MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the Federal Reserve Board’s policies and cannot predict when changes are expected or what the magnitude of such changes may be.

The Federal Reserve Board's monetary policies during the recession and subsequent economic recovery may have had the effect of supporting higher revenues than might otherwise be available. For instance, during a period beginning in November 2008 through October 2014, the Federal Reserve Board purchased certain mortgage-backed securities and United States Treasury securities under its quantitative easing programs in an effort to meet specific economic targets and bolster the U.S. economy. If the rebound in employment and real wages is not adequate to offset the termination of that program, or if the Federal Reserve begins selling off the securities it has accumulated, we may see a reduction in mortgage originations throughout the United States, and may see a corresponding rise in interest rates, which could reduce our mortgage origination revenues and in turn have a material adverse impact upon our business.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

A substantial portion of our consolidated net revenues (net interest income plus noninterest income) are derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods. An increase in interest rates in the second quarter of 2013 resulted in a significant adverse impact on our business and financial results due primarily to a related decrease in volume of loan originations, especially refinancings. The Federal Reserve increased interest rates in December 2015 and again in December 2016. Interest rate changes in the fourth quarter of 2016 resulted in lower rate locks and higher closed loan volume. We book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as “fallout”. When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Our business is highly regulated, and the laws, rules and regulations to which we are subject have been evolving and changing frequently following the economic recession that began in 2008. Recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us, however, the direction and impact of those changes is not immediately known and some uncertainty may arise as a result. Changing conditions in the real estate and financial markets and the sometimes arduous and uncertain regulatory climate in which they operate also impact our business. Changes to the laws, rules and regulations that affect us are also sometimes retroactively applied. For instance, the Dodd-Frank Act significantly changed the laws as they apply to financial institutions and revised and expanded the rulemaking, supervisory and enforcement authority of federal banking regulators. Some of these changes were effective immediately, others are still being phased in gradually, and some still require additional regulatory rulemaking. As a result, a few of the regulations called for by the Dodd-Frank Act have not yet been completed or are not yet in effect, so not all of the precise contours of that law and its effects on us can be fully understood. In addition, the Trump administration and Republicans controlling Congress have announced that they intend to repeal or revise significant portions of Dodd-Frank and other regulation impacting financial institutions, however, the nature and extent of such repeals or revisions are not presently known. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability.

Changes in regulatory scrutiny of the industry could lead to new regulation of our industry that could in turn create higher costs of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar. Examination findings by the regulatory agencies may also result in adverse consequences to the Company or the Bank. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, including acquisition activity, adversely reclassify our assets, determine the level of deposit premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties.

Interpretation of federal and state legislation, case law or regulatory action may negatively impact our business.

Regulatory and judicial interpretation of existing and future federal and state legislation, case law, judicial orders and regulations could also require us to revise our operations and change certain business practices, impose additional costs, reduce our revenue and earnings and otherwise adversely impact our business, financial condition and results of operations. For instance, judges interpreting legislation and judicial decisions made during the financial crisis could allow modification of the terms of residential mortgages in bankruptcy proceedings which could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process. In addition, the exercise by regulators of revised and at times expanded powers under existing or future regulations could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Such judicial decisions or regulatory interpretations may affect the manner in which we do business and the products and services that we provide, restrict our ability to grow through acquisition, restrict our ability to compete in our current business or expand into any new business, and impose additional fees, assessments or taxes on us or increase our regulatory oversight. For instance, we may be limited in our ability to take actions that may be essential to preserve the value of the mortgage loans we service or hold for investment. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms may require us to advance principal, interest, tax and insurance payments, which would negatively impact our business, financial condition, liquidity and results of operations. Given the relatively high percentage of our business that derives from originating residential mortgages, any such actions are likely to have a significant impact on our business, and the effects we experience will likely be disproportionately high in comparison to financial institutions whose residential mortgage lending is more attenuated.

Federal, state and local consumer protection laws may restrict our ability to offer and/ or increase our risk of liability with respect to certain products and services and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, failing to provide advertised benefits, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice and restrictions on our ability to execute our growth and expansion plans. These risks are enhanced because of our growth activities as we integrate operations from our acquisitions and expand our geographic markets. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business, and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

Policies and regulations enacted by CFPB may negatively impact our residential mortgage loan business and compliance risk.

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau (CFPB) which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan while providing borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, they have not yet been challenged widely in courts and it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which has resulted in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

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

In addition, the CFPB recently adopted additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. The updates to the HMDA increase the types of dwelling-secured loans that will be subject to the disclosure requirements of the rule and expand the categories of information that financial institutions such as the Bank will be required to report with respect to such loans and such borrowers, including potentially sensitive customer information. Most of the rule's provisions are expected to become effective January 1, 2018. These changes may increase our compliance costs due to the anticipated need for additional resources to meet the enhanced disclosure requirements, including additional personnel and training costs as well as informational systems to allow the Bank to properly capture and report the additional mandated information. The volume of new data that will be required to be reported under the updated rules will also cause the Bank to face an increased risk of errors in the information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank may face a higher potential for a security breach resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party.

While the full impact of CFPB's activities on our business is still unknown, and there is a potential for repeal or significant revision of new and proposed CFPB regulations under the Trump administration, any additional rule changes under the HMDA and other CFPB actions that may follow could increase our compliance costs and require changes in our business practices as a result of new regulations and requirements and could limit the products and services we are able to provide to customers.

Changes to regulatory requirements relating to customer information may increase our cost of doing business and create additional compliance risk.

In May 2016, the Financial Crimes Enforcement Network of the Department of Justice announced that beginning in May 2018, financial institutions would be required to identify the ultimate beneficial owners of all entity clients as part of their customer due diligence compliance. Meeting this new requirement will increase our overall compliance burden and require us to expend additional resources in the review of customers who are entities. In addition, there may be unforeseen challenges in obtaining beneficial ownership information about all of our entity customers, which increases the risk that we will not be in compliance with this new requirement.

We are subject to more stringent capital requirements under Basel III.

As of January 1, 2015, we became subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Many of these rules apply to both the Company and the Bank, including increased common equity Tier 1 capital ratios, Tier 1 leverage ratios, Tier 1 risk-based ratios and total risk-based ratios. In addition, beginning in 2016, all institutions subject to Basel III, including the Company and the Bank are required to establish a “conservation buffer” that is being phased in and will take full effect on January 1, 2019. This conservation buffer consists of common equity Tier 1 capital and will ultimately be required to be 2.0% above existing capital ratio requirements, which means that once the conservation buffer is fully phased in, in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based capital ratio requirement will be 10.5%. Any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. For more on these regulatory requirements and how they apply to the Company and the Bank, see “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements” in this Annual Report on Form 10-K. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. We valued our MSRs at $226.1 million at December 31, 2016. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

In addition, our ability to generate income through mortgage sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of mortgage-backed securities in the secondary market. Any significant revision or reduction in the operation of those programs could have a material adverse effect on our loan origination and mortgage sales as well as our results of operations. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities could negatively impact our results of business, operations and cash flows.

Changes in accounting standards may require us to increase our Allowance for Loan Losses and could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.  For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which changes, among other things, the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, available for sale and held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date, and require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis and eliminate the probable initial recognition in current GAAP and reflect the current estimate of all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, an allowance for expected credit losses will be recorded as an adjustment to the cost basis of the asset. Subsequent changes in estimated cash flows would be recorded as an adjustment to the allowance and through the statement of income. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security's cost basis. The amendments in this ASU will be effective for us beginning on January 1, 2020. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively. We are currently evaluating the provisions of this ASU to determine the impact and developing appropriate systems to prepare for compliance with this new standard, however, we expect the new standard could have a material impact on the Company's consolidated financial statements.

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” as well as “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements” in Item 1 of this Annual Report on Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a dividend policy and our board of directors has elected to retain capital for growth rather than to declare a dividend in each of the last eight quarters. As such, our dividends are not regular and are subject to restriction due to cash flow limitations, capital requirements, capital and strategic needs and other factors.

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

We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.
We anticipate that our total assets could exceed $10 billion in the next several years, based on our historic organic and acquisition growth rates. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or the Bank’s total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

Risks Related to Information Systems and Security

A failure in or breach of our security systems or infrastructure, including breaches resulting from cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for financial institutions have increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we are heavily reliant on our third party vendors, technologies, systems, networks and our customers' devices all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or disrupt our operations or those of our customers or third parties.

To date we are not aware of any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

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

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. Such third parties may also be target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers. To date none of our third party vendors or service providers has notified us of any security breach in their systems.

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

Some of our primary third party service providers are subject to examination by banking regulators and may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service providers conducted by federal regulators. While we subject such vendors to higher scrutiny and monitor any corrective measures that the vendors are taking or would undertake, we cannot fully anticipate and mitigate all risks that could result from a breach or other operational failure of a vendor’s system.

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

In addition, in order to safeguard our online financial transactions, we must provide secure transmission of confidential information over public networks. Our Internet banking system relies on third party encryption and authentication technologies necessary to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptology or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

The failure to protect our customers’ confidential information and privacy could adversely affect our business.

We are subject to federal and state privacy regulations and confidentiality obligations that, among other things restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.

The network and computer systems on which we depend could fail for reasons not related to security breaches.

Our computer systems could be vulnerable to unforeseen problems other than a cyber-attack or other security breach. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner (or may give rise to perceptions of such compromise) and could have a material adverse effect on our business, financial condition and results of operations as well as our reputation and customer or vendor relationships.

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

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

In addition, as a Washington corporation, we are subject to Washington law which imposes restrictions on business combinations and similar transactions between a corporation and certain significant shareholders. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control. These restrictions may limit a shareholder’s ability to benefit from a change-in-control transaction that might otherwise result in a premium unless such a transaction is favored by our board of directors.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts Mortgage Lending as well as Commercial and Consumer Banking activities in leased and owned locations in Washington, California, Oregon, Hawaii,  Idaho, Arizona, Colorado and Utah. We currently lease space for 146 primary and satellite office locations. Of these, we lease 73 Mortgage Banking locations, 55 Commercial and Consumer Banking locations, 10 combined-use Mortgage Banking and Commercial and Consumer Banking location and three combined-use Mortgage Banking and loan fulfillment center locations. We also operate four leased facilities for the purpose of administrative and other functions in addition to the principal offices: a loan fulfillment center and a call center and operations support facility, both located in Federal Way, Washington; and loan fulfillment centers in Pleasanton, California and Vancouver, Washington. We own several properties where our Commercial and Consumer Banking retail deposit branches are or will be located, including properties in Selah, Washington; Edmonds, Washington; Kennewick, Washington; Dayton, Washington; Tacoma, Washington, Granada Hills, California, and an owned building on ground lease in Issaquah, Washington. Furthermore, in January of 2017, we purchased under a separately formed, wholly owned entity the above referenced operations center in Federal Way. The Federal Way lease mentioned above will remain in place. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HMST.” The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the NASDAQ Global Select Market, our principal trading market.

	High	Low	Special Cash Dividends Declared
For the Year Ended December 31, 2016
First quarter ended March 31	$22.79	$18.58	$—
Second quarter ended June 30	22.97	18.74	—
Third quarter ended September 30	27.21	19.07	—
Fourth quarter ended December 31	33.70	24.03	—

For the Year Ended December 31, 2015
First quarter ended March 31	$18.81	$16.70	$—
Second quarter ended June 30	24.43	18.24	—
Third quarter ended September 30	24.36	20.39	—
Fourth quarter ended December 31	23.56	20.05	—

As of March 7, 2017, there were 2,547 shareholders of record of our common stock.

Dividend Policy

We have not adopted a formal dividend policy and did not pay any dividends in 2016 or 2015. The amount and timing of any future dividends have not been determined. The payment of dividends will depend upon a number of factors, including regulatory capital requirements, the Company’s and the Bank’s liquidity, financial condition and results of operations, strategic growth plans, tax considerations, statutory and regulatory limitations and general economic conditions. Our ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company, which is limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank or other formal or informal guidance communicated by our principal regulators. New capital rules implemented on January 1, 2015 have imposed more stringent requirements on the ability of the Bank to maintain “well-capitalized” status and to pay dividends to the Company. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”

For the foregoing reasons, there can be no assurance that we will pay any further special dividends in any future period.

Sales of Unregistered Securities
There were no sales of unregistered securities in the fourth quarter of 2016.

Stock Repurchases in the Fourth Quarter

Not applicable.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2016 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	570,041	(1)	$12.46	(2)	505,648	(3)
Plans not approved by shareholders (4)	10,800	(4)	$1.07		N/A
Total	580,841		$12.00	(2)	505,648

(1)
Consists of 257,747 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 116,043 shares subject to Restricted Stock Units awarded under the 2014 Plan and 196,251 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards.

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

(4)	Consists of retention equity awards granted in 2010 outside of the 2010 Plan but subject to its terms and conditions.

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
The following graph shows a comparison from February 10, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for our common stock, the KBW Bank Index (BKX) and the Russell 2000 Index (RUT). The graph assumes that $100 was invested at the market close on February 10, 2012 in the common stock of HomeStreet, Inc., the KBW Bank Index and the Russell 2000 Index and data for HomeStreet, Inc., the KBW Bank Index and the Russell 2000 Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2014, 2013 and 2012 and for each of the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2016	2015	2014	2013	2012

Income statement data (for the period ended):
Net interest income	$180,049	$148,338	$98,669	$74,444	$60,743
Provision (reversal of provision) for credit losses	4,100	6,100	(1,000)	900	11,500
Noninterest income	359,150	281,237	185,657	190,745	238,020
Noninterest expense	444,322	366,568	252,011	229,495	183,591
Income before income taxes	90,777	56,907	33,315	34,794	103,672
Income tax expense	32,626	15,588	11,056	10,985	21,546
Net income	$58,151	$41,319	$22,259	$23,809	$82,126
Basic income per share(1)	$2.36	$1.98	$1.50	$1.65	$6.17
Diluted income per share (1)	$2.34	$1.96	$1.49	$1.61	$5.98
Common shares outstanding (1)	26,800,183	22,076,534	14,856,611	14,799,991	14,382,638
Weighted average number of shares outstanding:
Basic (1)	24,615,990	20,818,045	14,800,689	14,412,059	13,312,939
Diluted (1)	24,843,683	21,059,201	14,961,081	14,798,168	13,739,398
Book value per share (1)	$23.48	$21.08	$20.34	$17.97	$18.34
Dividends per share	$—	$—	$0.11	$0.33	$—
Financial position (at year end):
Cash and cash equivalents	$53,932	$32,684	$30,502	$33,908	$25,285
Investment securities	1,043,851	572,164	455,332	498,816	416,517
Loans held for sale	714,559	650,163	621,235	279,941	620,799
Loans held for investment, net	3,819,027	3,192,720	2,099,129	1,871,813	1,308,974
Mortgage servicing rights	245,860	171,255	123,324	162,463	95,493
Other real estate owned	5,243	7,531	9,448	12,911	23,941
Total assets	6,243,700	4,894,495	3,535,090	3,066,054	2,631,230
Deposits	4,429,701	3,231,953	2,445,430	2,210,821	1,976,835
Federal Home Loan Bank advances	868,379	1,018,159	597,590	446,590	259,090
Federal funds purchased and securities sold under agreements to repurchase	—	—	50,000	—	—
Total shareholders' equity	$629,284	$465,275	$302,238	$265,926	$263,762

Summary Financial Data (continued)

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2016	2015	2014	2013		2012

Financial position (averages):
Investment securities	$834,671	$523,756	$459,060	$515,000		$410,819
Loans held for investment	3,668,263	2,834,511	1,890,537	1,496,146		1,303,010
Total interest-earning assets	5,307,118	4,150,089	2,869,414	2,422,136		2,167,363
Total interest-bearing deposits	3,145,137	2,499,538	1,883,622	1,661,568		1,644,859
Federal Home Loan Bank advances	942,593	795,368	431,623	293,871		93,325
Total interest-bearing liabilities	4,189,582	3,368,160	2,386,537	2,020,613		1,817,847
Shareholders’ equity	566,148	442,105	289,420	249,081		211,329
Financial performance:
Return on average shareholders' equity (2)	10.27%	9.35%	7.69%	9.56%		38.86%
Return on average total assets	1.01%	0.91%	0.69%	0.88%		3.42%
Net interest margin (3)	3.45%	3.63%	3.51%	3.17%	(4)	2.89%
Efficiency ratio (5)	82.40%	85.33%	88.63%	86.54%		61.45%
Asset quality:
Allowance for credit losses	$35,264	$30,659	$22,524	$24,089		$27,751
Allowance for loan losses/total loans (6)	0.88%	0.91%	1.04%	1.26%		2.06%
Allowance for loan losses/nonaccrual loans	165.52%	170.54%	137.51%	93.00%		92.20%
Total nonaccrual loans (7)/(8)	$20,542	$17,168	$16,014	$25,707		$29,892
Nonaccrual loans/total loans	0.53%	0.53%	0.75%	1.36%		2.24%
Other real estate owned	$5,243	$7,531	$9,448	$12,911		$23,941
Total nonperforming assets	$25,785	$24,699	$25,462	$38,618		$53,833
Nonperforming assets/total assets	0.41%	0.50%	0.72%	1.26%		2.05%
Net (recoveries) charge-offs	$(505)	$(2,035)	$565	$4,562		$26,549
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)	10.26%	9.46%	NA	NA		NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.92%	13.04%	NA	NA		NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.92%	13.04%	NA	NA		NA
Basel III - Total risk-based capital (to risk-weighted assets)	14.69%	13.92%	NA	NA		NA
Basel I - Tier 1 leverage capital (to average assets)	NA	NA	9.38%	9.96%		11.78%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	NA	13.10%	14.12%		18.05%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	NA	14.03%	15.28%		19.31%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)	9.78%	9.95%	NA	NA		NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	10.54%	10.52%	NA	NA		NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	11.66%	11.94%	NA	NA		NA
Basel III - Total risk-based capital (to risk-weighted assets)	12.34%	12.70%	NA	NA		NA

	At or for the Years Ended December 31,
(in thousands)	2016	2015	2014	2013	2012

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$19,488,456	$15,347,811	$11,216,208	$11,795,621	$8,870,688
Multifamily	1,108,040	924,367	752,640	720,429	727,118
Other	69,323	79,513	82,354	95,673	53,235
Total loans serviced for others	$20,665,819	$16,351,691	$12,051,202	$12,611,723	$9,651,041
Loan origination activity
Single family	$9,214,463	$7,440,612	$4,697,767	$4,852,879	$4,901,073
Other	2,560,549	1,540,455	967,500	603,271	255,435
Total loan origination activity	$11,775,012	$8,981,067	$5,665,267	$5,456,150	$5,156,508

(1)	Share and per share data shown after giving effect to the 2-for-1 forward stock splits effective March 6, 2012 and November 5, 2012.

(2)	Net earnings available to common shareholders divided by average shareholders’ equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

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

(5)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(6)	Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 1.00%, 1.10% and 1.10% at December 31, 2016, 2015 and 2014, respectively.

(7)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(8)	Includes $1.9 million and $1.2 million of nonperforming loans at December 31, 2016 and 2015, respectively, which are guaranteed by the Small Business Administration ("SBA").

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, which are statements of expectations and not statements of historical fact. Many forward-looking statements can be identified as using the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” and similar expressions (or the negative of these terms) . Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes included in Items 6 and 8 of this annual report on Form 10-K.

Executive Summary

HomeStreet is a diversified financial services company founded in 1921 headquartered in Seattle, Washington and serving customers primarily in the western United States, including Hawaii. HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company whose operating subsidiaries are principally engaged in commercial and consumer banking, real estate lending, including mortgage origination and servicing. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation.

HomeStreet Bank is a Washington state-chartered commercial bank that provides consumer, mortgage and commercial loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our primary loan products include commercial business loans and agricultural loans, consumer loans, single family residential mortgages, loans secured by commercial real estate, construction loans for residential and commercial real estate projects.

HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)1 in conjunction with HomeStreet Bank. HomeStreet Inc. does business as HomeStreet Insurance, providing insurance products and services for consumers and businesses. We also have a partial ownership in an affiliated business arrangement with WMS Series LLC, doing business as Penrith Home Loans formerly known as Windermere Mortgage Services).

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the difference between interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.

In 2016, we continued to execute our strategy of diversifying earnings by expanding the commercial and consumer banking business; growing our mortgage banking market share in existing and new markets; growing and improving the quality of our deposits; and bolstering our processing, compliance and risk management capabilities. We continue to expand our retail deposit branch network, primarily focusing on high-growth areas of Puget Sound and Southern California, in order to build convenience and market share. We are continuing to expand into markets that are relatively new to us, including opening three de novo branches in the San Diego area, and adding four new branches in Los Angeles and Orange County, two de novo and two acquired from Boston Private Bank & Trust ("Boston Private") in Southern California. As of December 31, 2016 we had 14 retail branches in Southern California. We have also increased stand-alone lending centers in both our existing retail deposit markets as well as Northern California; Salt Lake City, Utah; Phoenix, Arizona; Boise, Idaho; and Denver, Colorado.

As part of our organic growth in commercial real estate lending, in 2015 we launched a new division of the Bank called HomeStreet Commercial Capital, which originates permanent commercial real estate loans, primarily up to $10 million in size, a

1 DUS® is a registered trademark of Fannie Mae     43

portion of which we intend to sell into the secondary market. At the same time, we added another team specializing in originating U.S. Small Business Administration ("SBA") loans. Both of these groups are located in Orange County, California.
In addition to the two branches acquired from Boston Private Bank & Trust, our acquisitions in 2016 have included Orange County Business Bank (“OCBB”), which we merged into HomeStreet Bank, and two retail bank branches and all related deposits and loans from The Bank of Oswego in Lake Oswego, Oregon which expanded our presence in the Portland metropolitan area.
Management’s Overview of 2016 Financial Performance

At December 31, 2016, we had total assets of $6.24 billion, net loans held for investment of $3.82 billion, deposits of $4.43 billion and shareholders’ equity of $629.3 million. Through the OCBB merger and the four branch acquisitions completed in 2016, we added $234.1 million of assets, $166.1 million of loans and $279.1 million of deposits.

In 2016, we also used security offerings at the holding company to augment capital at the Bank and support strategic growth through issuing $65.0 million in principal amount of 6.50% senior unsecured notes in May for net proceeds of $63.2 million and issuing approximately 2.0 million shares of our common stock in a separate equity offering in December with net proceeds of $58.6 million.

Results for 2016 reflect the continued expansion of our commercial and consumer business and growth of our mortgage banking business. During 2016, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. We added four primary lending centers and 11 retail deposit branches to bring our total home loan centers to 48, our total commercial lending centers to five and our total retail deposit branches to 55. We also have one stand-alone insurance office.

Consolidated Financial Performance

	At or for the Years Ended December 31,
(in thousands, except per share data and ratios)	2016	2015	2014

Selected statement of operations data
Total net revenue (1)	$539,199	$429,575	$284,326
Total noninterest expense	444,322	366,568	252,011
Provision (reversal of provision) for credit losses	4,100	6,100	(1,000)
Income tax expense	32,626	15,588	11,056
Net income	$58,151	$41,319	$22,259

Financial performance
Diluted income per share	$2.34	$1.96	$1.49
Return on average common shareholders’ equity	10.27%	9.35%	7.69%
Return on average assets	1.01%	0.91%	0.69%
Net interest margin	3.45%	3.63%	3.51%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income increased 70.9% to $30.8 million for the year ended December 31, 2016 from $18.0 million in 2015, primarily due to higher net interest income from higher average balances of interest-earning assets, partially offset by higher noninterest expense, which were the combined result of merger and acquisition activities and organic growth. Included in net income for the years ended December 31, 2016 and 2015 were acquisition related expenses, net of tax of $4.6 million and $10.7 million, respectively. For the year ended December 31, 2015, acquisition related expenses were partially offset by a bargain purchase gain of $7.7 million.

Commercial and Consumer Banking segment net interest income was $154.0 million for the year ended December 31, 2016, an increase of $34.0 million, or 28.3%, from $120.0 million for the year ended December 31, 2015, reflecting higher average balances of loans held for investment as a result of organic growth and acquisitions.

The Company recorded a $4.1 million of provision for credit losses for the year ended December 31, 2016 compared to a $6.1 million provision for credit losses for the year ended December 31, 2015. The reduction in credit loss provision in the year was due in part to a continuing decline in historical loss rates as a result of net recoveries for the past two years and continued improvements in portfolio performance which was reflected in the qualitative reserves. In 2015, one-time model adjustments contributed to an increase in provision expense.

Net recoveries were $505 thousand in 2016 compared to net recoveries of $2.0 million in 2015. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) represented 0.88% of loans held for investment at December 31, 2016 compared to 0.91% at December 31, 2015, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 1.00% of loans held for investment at December 31, 2016 compared to 1.10% at December 31, 2015. Nonperforming assets were $25.8 million, or 0.41% of total assets at December 31, 2016, compared to $24.7 million, or 0.50% of total assets at December 31, 2015.

Commercial and Consumer Banking segment noninterest expense of $138.4 million for the year ended December 31, 2016 increased $15.8 million, or 12.9%, from $122.6 million for the year ended December 31, 2015, primarily due to the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network and merger and acquisition costs. We added 11 retail deposit branches, six de novo and five from acquisitions, and increased the segment's headcount by 20.5% during the year. During the year ended December 31, 2016, the commercial and consumer banking segment further expanded its network into California through the acquisition of Orange County Business Bank and the acquisition of two branches from Boston Private.

Mortgage Banking Segment Results

Mortgage Banking segment net income was $27.4 million for the year ended December 31, 2016, compared to net income of $23.3 million for the year ended December 31, 2015. The 17.4% increase in net income is primarily due to a higher gain on single family mortgage loan origination and sale activities due to higher interest rate lock commitments, partially offset by higher noninterest expense resulting from higher closed loan volume, continued growth and expansion of our mortgage banking segment and increased costs from new regulatory disclosure requirements for the mortgage industry and lower risk management results.

Mortgage Banking noninterest income of $323.5 million for the year ended December 31, 2016 increased $71.6 million, or 28.43%, from $251.9 million for the year ended December 31, 2015, primarily due to a 24.4% increase in single family mortgage interest rate lock commitments. Increased interest rate lock commitments reflected growth in the overall segment loan origination capacity through the addition of mortgage production personnel, expansion of our network of mortgage loan centers and higher refinance volumes. We increased our mortgage production personnel by 12.7% at December 31, 2016 compared to December 31, 2015.

Mortgage Banking noninterest expense of $305.9 million for the year ended December 31, 2016 increased $62.0 million, or 25.40%, from $244.0 million for the year ended December 31, 2015, primarily due to increased commissions, salary, insurance, and benefit costs on higher closed loan volume, the continued expansion of personnel and offices, and increased costs resulting from new regulatory disclosure requirements for the mortgage industry. We added 13 home loan centers and increased the segment's headcount by 18.5% during 2016.

Regulatory Matters

On January 1, 2015, the Company and the Bank became subject to new capital standards commonly referred to as “Basel III” which raised our minimum capital requirements. The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at December 31, 2016 were 10.26% and 14.69% and at December 31, 2015 were 9.46% and 13.92%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 9.78% and 12.34% at December 31, 2016, and 9.95% and 12.70% at December 31, 2015, respectively.

For more on the Basel III requirements as they apply to us, please see “Capital Management" within the Liquidity and Capital Resources section and “Business - Regulation and Supervision” of this Form 10-K.

Recent Developments

For details of recent developments, please see "2016 Expansion Growth", "Capital Raising Activities" and "Recent Developments" within Part 1, Item I Business section of this Form 10-K.

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

Qualitative factors are expressed in basis points and are adjusted downward or upward based on statistical analysis of economic drivers and management’s judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

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

As of December 31, 2016, our Level 3 recurring fair value measurements consisted of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale and interest rate lock and purchase loan commitments.

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

In addition to the recurring fair value measurements, from time to time the Company may have certain nonrecurring fair value measurements. These fair value measurements usually result from the application of lower of cost or fair value accounting or impairment of individual assets. As of December 31, 2016 and 2015, the Company's Level 3 nonrecurring fair value measurements were based on the appraised value of collateral used as the basis for the valuation of collateral dependent loans held for investment and OREO.

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

The Company records net deferred tax assets to the extent it is believed that these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence, then management does not record a valuation allowance for deferred tax assets. If the negative evidence outweighs the positive evidence, then a valuation allowance for all or a portion of the deferred tax assets is recorded.

The Company recognizes potential interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. For further information regarding income taxes, see Note 14–Income Taxes to the financial statements of this Form 10-K.

Business Combinations

The Simplicity and Orange County Business Bank acquisitions, as well as the branch acquisitions were accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of acquisition date. Management made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities, and in certain instances received "bargain purchase gains" or "goodwill" in these transactions. The valuation of acquired loans, mortgage servicing rights, premises and equipment, core deposit intangibles, deferred taxes, deposits, Federal Home Loan Bank advances and any contingent liabilities that arise as a result of the transaction are considered preliminary and such fair value estimates are subject to adjustment when additional information relative to the closing date fair values becomes available and such information is considered final or up to one year after the acquisition date or, whichever is earlier.

Management used valuation models to estimate the fair value for certain assets and liabilities. These models incorporate inputs such as forward yield curves, loan prepayment expectations, expected credit loss assumptions, market volatilities, and pricing spreads utilizing market-based inputs where available. We believe our valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount that could be realized in an actual sale or transfer of the asset or liability in a current market exchange.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Years Ended December 31,
	2016			2015			2014
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$39,962	$254	0.63%	$36,134	$67	0.18%	$31,137	$58	0.18%
Investment securities	834,671	21,611	2.57	523,756	14,270	2.72	459,060	12,945	2.82
Loans held for sale	764,222	28,581	3.76	755,688	29,165	3.86	488,680	18,569	3.80
Loans held for investment	3,668,263	162,219	4.40	2,834,511	123,680	4.36	1,890,537	81,659	4.32
Total interest-earning assets	5,307,118	212,665	4.00	4,150,089	167,182	4.03	2,869,414	113,231	3.95
Noninterest-earning assets (2)	470,021			410,404			335,037
Total assets	$5,777,139			$4,560,493			$3,204,451
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$450,838	1,950	0.43%	$317,510	$1,492	0.46%	$270,634	$939	0.35%
Savings accounts	299,502	1,029	0.34	284,309	1,053	0.38	173,678	937	0.54
Money market accounts	1,370,256	7,344	0.53	1,122,321	4,930	0.44	980,045	4,361	0.45
Certificate accounts	1,024,541	9,086	0.88	775,398	4,501	0.58	459,265	3,244	0.71
Total interest-bearing deposits	3,145,137	19,409	0.61	2,499,538	11,976	0.48	1,883,622	9,481	0.50
Federal Home Loan Bank advances	942,593	6,030	0.64	795,368	3,669	0.46	431,623	1,990	0.46
Federal funds purchased and securities sold under agreements to repurchase	803	6	0.40	11,397	29	0.31	8,977	22	0.25
Long-term debt	101,049	4,043	3.73	61,857	1,104	1.78	62,315	1,121	1.80
Total interest-bearing liabilities	4,189,582	29,488	0.70	3,368,160	16,778	0.50	2,386,537	12,614	0.53
Noninterest-bearing liabilities	1,021,409			750,228			528,494
Total liabilities	5,210,991			4,118,388			2,915,031
Shareholders’ equity	566,148			442,105			289,420
Total liabilities and shareholders’ equity	$5,777,139			$4,560,493			$3,204,451
Net interest income (3)		$183,177			$150,404			$100,617
Net interest spread			3.30%			3.53%			3.42%
Impact of noninterest-bearing sources			0.15%			0.10%			0.09%
Net interest margin			3.45%			3.63%			3.51%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.1 million, $2.1 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $1.8 million, $2.5 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to		Total Change	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume		Rate	Volume

Assets:
Interest-earning assets
Cash and cash equivalents	$180	$7	$187	$—	$9	$9
Investment securities	(1,128)	8,469	7,341	(499)	1,824	1,325
Loans held for sale	(914)	329	(585)	451	10,146	10,597
Loans held for investment	2,191	36,348	38,539	1,247	40,774	42,021
Total interest-earning assets	329	45,153	45,482	1,199	52,753	53,952
Liabilities:
Deposits
Interest-bearing demand accounts	(161)	619	458	391	163	554
Savings accounts	(81)	57	(24)	(481)	597	116
Money market accounts	1,325	1,089	2,414	(64)	633	569
Certificate accounts	3,130	1,454	4,584	(942)	2,199	1,257
Total interest-bearing deposits	4,213	3,219	7,432	(1,096)	3,592	2,496
Federal Home Loan Bank advances	1,682	679	2,361	2	1,677	1,679
Securities sold under agreements to repurchase	10	(32)	(22)	1	6	7
Long-term debt	2,242	697	2,939	(9)	(8)	(17)
Total interest-bearing liabilities	8,147	4,563	12,710	(1,102)	5,267	4,165
Total changes in net interest income	$(7,818)	$40,590	$32,772	$2,301	$47,486	$49,787

Net Income

Comparison of 2016 to 2015

For the year ended December 31, 2016, net income was $58.2 million, an increase of $16.8 million, or 40.7%, from $41.3 million for the year ended December 31, 2015. Included in net income for the year ended December 31, 2016 were merger-related costs (net of tax) of $4.6 million. Such merger-related costs (net of tax) relating to prior acquisitions totaled $10.7 million which were offset by bargain purchase gains of $7.7 million during 2015.

Comparison of 2015 to 2014

For the year ended December 31, 2015, net income was $41.3 million, an increase of $19.1 million, or 85.6%, compared to net income of $22.3 million in 2014. Included in net income for the year ended December 31, 2015 were merger-related costs (net of tax) of $10.7 million offset by bargain purchase gains of $7.7 million. Such merger-related costs (net of tax) relating to prior acquisitions totaled $2.0 million during 2014.

Net Interest Income

Comparison of 2016 to 2015

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities, senior unsecured notes and advances from the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of San Francisco ("FHLB").

Net interest income on a tax equivalent basis for the year ended December 31, 2016 increased $32.8 million, or 21.8%, from December 31, 2015 as a result of growth in average interest earning assets, partially offset by a lower net interest margin. The net interest margin decreased to 3.45% for the year ended December 31, 2016 from 3.63% for the year ended December 31, 2015. The decrease in the net interest margin from the year ended December 31, 2015 was due primarily to shifts in asset mix from growth in lower yielding investment securities and loans held for sale and to higher costs of funds primarily related to our long-term debt issuance in 2016, money market products and FHLB borrowings.

Total average interest-earning assets increased by $1.16 billion, or 28% in 2016 compared to 2015 primarily as a result of growth in average loans held for investment, both organically and through acquisition activity. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income on a tax equivalent basis in 2016 increased $45.5 million, or 27.2%, from 2015 resulting from higher average balances of loans held for investment, which increased $833.8 million, or 29.4%, from 2015.

Total interest expense in 2016 increased $12.7 million, or 75.8%, from 2015 primarily resulting from higher average balances of interest-bearing deposits and FHLB advances and interest paid on our $65.0 million in senior debt issued in May 2016.

Comparison of 2015 to 2014

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

Total average interest-earning assets increased by $1.28 billion, or 44.63% in 2015 compared to 2014 primarily as a result of growth in average loans held for investment, both from originations and from the March 2015 merger with Simplicity. Additionally, the growth in our average loans held for investment resulted from increased commercial portfolio lending as we continued to grow our Commercial and Consumer Banking segment. Total average interest-bearing deposit balances increased from 2014 primarily due to growth in certificates of deposit accounts, mostly from the Simplicity merger.

Total interest income on a tax equivalent basis in 2015 increased $54.0 million, or 47.6%, from 2014 resulting from higher average balances of loans held for investment, which increased $944.0 million, or 49.9%, from 2014.

Total interest expense in 2015 increased $4.2 million, or 33.0%, from 2014 primarily resulting from higher average balances of interest-bearing deposits and FHLB advances, partially offset by a 3 basis point reduction in the cost of such funds.

Provision for Credit Losses

Management believes that our allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has improved since December 31, 2015 as illustrated by the credit trends below.

Comparison of 2016 to 2015

The Company recorded a $4.1 million provision for credit losses of for the year ended December 31, 2016 compared to a $6.1 million provision for credit losses for the year ended December 31, 2015. The reduction in credit loss provision in the year was due in part to a continuing decline in historical loss rates as a result of net recoveries for the past two years and continued improvements in portfolio performance which was reflected in the qualitative reserves. In 2015, one-time model adjustments contributed to an increase in provision expense.

Nonaccrual loans were $20.5 million at December 31, 2016, an increase of $3.4 million, or 19.7%, from $17.2 million at December 31, 2015. Nonaccrual loans as a percentage of total loans remained steady at 0.53% at both December 31, 2016 and December 31, 2015. Net loan loss recoveries were $505 thousand in 2016 compared to net loan loss recoveries of $2.0 million in 2015. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, was $35.3 million, or 0.92% of loans held for investment at December 31, 2016, compared to $30.7 million, or 0.95% of loans held for investment at December 31, 2015.

Comparison of 2015 to 2014

The Company recorded a $6.1 million provision for credit losses for the year ended December 31, 2015 compared to a $1.0 million reversal of provision for credit losses for the year ended December 31, 2014. The additional credit loss provision in the year was due in part to overall growth in loans held for investment, and in part to an extension in the modeled loan loss emergence period for commercial loans and higher qualitative reserves for construction loans. These factors were partially offset by the favorable impact of net loan loss recoveries during the year.

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

For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see "Credit Risk Management - Asset Quality and Nonperforming Assets" in this Form 10-K.

Noninterest Income

Noninterest income consisted of the following.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Noninterest income
Gain on mortgage loan origination and sale activities (1)	$307,313	$70,925	30%	$236,388	$92,266	64%	$144,122	(2)
Mortgage servicing income	35,940	11,509	47	24,431	(9,661)	(28)	34,092	(3)
Income from WMS Series LLC	2,333	709	44	1,624	1,523	1,508	101
Loss on debt extinguishment	—	—	NM	—	573	NM	(573)
Depositor and other retail banking fees	6,790	909	15	5,881	2,309	65	3,572
Insurance agency commissions	1,619	(63)	(4)	1,682	529	46	1,153
Gain on sale of investment securities available for sale	2,539	133	6	2,406	48	2	2,358
Bargain purchase gain	—	(7,726)	NM	7,726	7,726	NM	—
Other	2,616	1,517	138	1,099	267	32	832
Total noninterest income	$359,150	$77,913	28%	$281,237	$95,580	51%	$185,657
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment during 2014.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs during 2014.

Comparison of 2016 to 2015

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The increase in noninterest income in 2016 compared to 2015 was primarily the result of higher gain on mortgage loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments and higher mortgage servicing income. Included in noninterest income for 2015 was a bargain purchase gain of $7.7 million from the Simplicity merger and our acquisition of a branch in Dayton, Washington. No similar bargain purchase gains occurred in 2016.

Comparison of 2015 to 2014

The increase in noninterest income in 2015 compared to 2014 was primarily the result of higher gain on mortgage loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments. As noted above, noninterest income for 2015 includes a bargain purchase gain of $7.7 million from the Simplicity merger and the Dayton branch acquisition. Included in noninterest income for 2014 were a $4.7 million pre-tax net increase in mortgage servicing income resulting from the sale of MSRs and a $4.6 million pre-tax gain on single family mortgage origination and sale activities from the sale of loans that were originally held for investment.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on mortgage loan origination and sale activities consisted of the following.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Single family held for sale:
Servicing value and secondary market gains(1)	$260,477	$54,964	27%	$205,513	$96,450	88%	$109,063
Loan origination and administrative fees	29,966	7,745	35	22,221	(3,351)	(13)	25,572
Total single family held for sale	290,443	62,709	28	227,734	93,099	69	134,635
Multifamily DUS	11,397	4,272	60	7,125	2,402	51	4,723
Other (3)	5,473	3,944	258	1,529	(3,235)	(68)	4,764	(2)
Gain on mortgage loan origination and sale activities	$307,313	$70,925	30%	$236,388	$92,266	64%	$144,122
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment.

(3)	Includes multifamily loans from sources other than DUS.

Single family production volumes related to loans designated for sale consisted of the following.

	For The Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Single family mortgage closed loan volume (1)	$8,997,347	$1,784,912	25%	$7,212,435	$2,811,818	64%	$4,400,617
Single family mortgage interest rate lock commitments (1)	$8,620,976	$1,689,868	24%	$6,931,108	$2,586,860	60%	$4,344,248

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Comparison of 2016 to 2015

The increase in gain on mortgage loan origination and sale activities in 2016 compared to 2015 predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network, higher loan production per loan producer and higher refinance volumes. Mortgage production personnel grew by 12.7% at December 31, 2016 compared to December 31, 2015.

Comparison of 2015 to 2014

The increase in gain on mortgage loan origination and sale activities in 2015 compared to 2014 predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network, higher loan production per loan producer and higher refinance volumes. Mortgage production personnel grew by 14.6% during 2015 compared to 2014.

Management records a liability for estimated mortgage repurchase losses, which has the effect of reducing gain on mortgage loan origination and sale activities. The following table presents the effect of changes in our mortgage repurchase liability within the respective line of gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 13, Commitments, Guarantees and Contingencies to the financial statements in this Form 10-K.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Effect of changes to the mortgage repurchase liability recorded in gain on mortgage loan origination and sale activities:
New loan sales (1)	$(3,574)	$(2,764)	$(1,570)
Other changes in estimated repurchase losses(2)	2,032	—	140
	$(1,542)	$(2,764)	$(1,430)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Servicing income, net:
Servicing fees and other	$56,535	$14,338	34%	$42,197	$4,379	12%	$37,818
Changes in fair value of MSRs due to modeled amortization (1)	(33,305)	733	(2)	(34,038)	(7,926)	30	(26,112)
Amortization of multifamily MSRs	(2,635)	(643)	32	(1,992)	(280)	16	(1,712)
	20,595	14,428	234	6,167	(3,827)	(38)	9,994
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	20,025	13,470	205	6,555	22,184	(142)	(15,629)	(3)
Net (loss) gain from derivatives economically hedging MSRs	(4,680)	(16,389)	(140)	11,709	(28,018)	(71)	39,727
	15,345	(2,919)	(16)	18,264	(5,834)	(24)	24,098
Mortgage servicing income	$35,940	$11,509	47%	$24,431	$(9,661)	(28)%	$34,092
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $4.7 million, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during 2014.

Comparison of 2016 to 2015

The increase in mortgage servicing income in 2016 compared to 2015 was primarily due to higher servicing income, net, offset by lower risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others and lower modeled amortization. Mortgage servicing fees collected in 2016 increased compared to 2015 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $20.67 billion at December 31, 2016 compared to $16.35 billion at December 31, 2015.

MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, prepayment model assumptions, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies. The lower risk management results in 2016 were mainly due to adverse results during the fourth quarter driven by the unexpected and significant increases in long-term Treasury rates beginning in November 2016 following the U.S. presidential election, coinciding with an increase in short-term interest rates by the Federal Reserve in December 2016. The unexpected and sustained increase in interest rates during the quarter resulted in asymmetrical changes in valuation between hedging derivatives and servicing valuations. This market dislocation in the fourth quarter reduced the value of our hedging derivatives to a greater extent than value of our mortgage servicing rights increased, resulting in lower risk management results.

Comparison of 2015 to 2014

The decrease in mortgage servicing income in 2015 compared to 2014 was primarily due to MSR risk management results. The lower net gain from our MSR risk management activities for 2015 was primarily attributable to a pre-tax gain of $4.7 million included in 2014, resulting from the sale of single family MSRs, as well as an increased benefit due to changes in model assumptions in 2014 than in 2015, to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

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

Income from WMS Series LLC

Comparison of 2016 to 2015

Income from WMS Series LLC increased by $709 thousand in 2016 to $2.3 million compared to $1.6 million in 2015 primarily due to a 15.1% increase in interest rate lock commitments and a 10.9% increase in closed loan volume, which were $647.3 million and $684.1 million, respectively, in 2016 compared to $562.2 million and $616.9 million, respectively, for the same period in 2015.

Comparison of 2015 to 2014

Income from WMS Series LLC increased by $1.5 million in 2015 to $1.6 million compared to $101 thousand in 2014 primarily due to a 23.5% increase in interest rate lock commitments and a 25.6% increase in closed loan volume, which were $562.2 million and $616.9 million, respectively, in 2015 compared to $455.2 million and $491.3 million, respectively, for the same period in 2014.

Depositor and other retail banking fees for 2016 increased from 2015 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through acquisition. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Fees:
Monthly maintenance and deposit-related fees	$2,952	$295	11%	$2,657	$1,025	63%	$1,632
Debit Card/ATM fees	3,621	476	15	3,145	1,247	66	1,898
Other fees	217	138	175	79	37	88	42
Total depositor and other retail banking fees	$6,790	$909	15%	$5,881	$2,309	65%	$3,572

Noninterest Expense

Noninterest expense consisted of the following.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Noninterest expense
Salaries and related costs	$303,354	$62,767	26%	$240,587	$77,200	47%	$163,387
General and administrative	63,206	6,385	11	56,821	15,083	36	41,738
Amortization of core deposit intangibles	2,166	242	13	1,924	829	76	1,095
Legal	1,867	(940)	(33)	2,807	736	36	2,071
Consulting	4,958	(2,257)	(31)	7,215	3,991	124	3,224
Federal Deposit Insurance Corporation assessments	3,414	841	33	2,573	257	11	2,316
Occupancy	30,530	5,603	22	24,927	6,329	34	18,598
Information services	33,063	4,009	14	29,054	9,002	45	20,052
Net cost of operation and sale of other real estate owned	1,764	1,104	167	660	1,130	(240)	(470)
Total noninterest expense	$444,322	$77,754	21%	$366,568	$114,557	45%	$252,011

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Noninterest expense
Salaries and related costs	$4,128	$7,672	$482
General and administrative	633	1,463	606
Legal	132	830	493
Consulting	1,500	5,703	1,179
Occupancy	180	382	15
Information services	563	514	281
Total noninterest expense	$7,136	$16,564	$3,056

Comparison of 2016 to 2015

The increase in noninterest expense in 2016 compared to 2015 was primarily due to increased commissions on higher closed loan volume, as well as other costs related to the growth in offices and personnel in connection with our expansion of our commercial and consumer and mortgage banking businesses, both organically and through acquisition-related activities.

Included in noninterest expense in 2016 was $7.1 million of acquisition-related costs compared to $16.6 million in 2015 primarily related to the Simplicity merger.

Salaries and related costs increased primarily due to a 19.3% increase in full-time equivalent employees at December 31, 2016 compared to December 31, 2015 and higher commission and incentive expense, as single family mortgage closed loan volumes increased 24.7%, from 2015.

General and administrative and Information services costs increased primarily due to increased headcount and continued growth of our mortgage banking business and expansion of our commercial and consumer business.

Comparison of 2015 to 2014

The increase in noninterest expense in 2015 compared to 2014 was primarily due to increased salaries and related costs, general and administrative costs, and information services costs, primarily a result of the integration of the operations and personnel of Simplicity as well as organic growth in personnel in connection with our continued expansion of our commercial and consumer and mortgage banking businesses.

Included in noninterest expense in 2015 was $16.6 million of acquisition-related costs primarily related to Simplicity. Such acquisition-related costs from prior acquisitions totaled $3.1 million in 2014.

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

Income Tax Expense

Comparison of 2016 to 2015

For the year ended December 31, 2016, income tax expense was $32.6 million with an effective tax rate of 35.9% (inclusive of discrete items) compared to income tax expense of $15.6 million and an effective tax rate of 27.4% (inclusive of discrete items)for the year ended December 31, 2015.
The Company's effective income tax rate for the year ended December 31, 2016 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income and low income housing tax credit investments.
Comparison of 2015 to 2014

The Company’s income tax expense for 2015 was $15.6 million, representing an effective tax rate of 27.4%. In 2014, the Company’s tax expense was $11.1 million, representing an effective tax rate of 33.2%. The Company's effective income tax rate for the year ended December 31, 2015 was significantly less than the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, low income housing tax credit investments, the Simplicity transaction, 2014 tax return true-up adjustments, and a deferred tax consequence previously reflected in equity.

Our discrete items for the year ended December 31, 2015 resulted in a net reduction of approximately 7.0% to the effective tax rate, largely due to bargain purchase gain from the Simplicity acquisition and the recognition of a deferred tax consequence previously recorded in equity.

Capital Expenditures

Comparison of 2016 to 2015

During 2016, our net expenditures for property and equipment were $24.5 million, compared to net expenditures of $20.6 million during 2015, as we continued the expansion of our commercial and consumer and mortgage banking businesses.

Comparison of 2015 to 2014

During 2015, our net expenditures for property and equipment were $20.6 million, compared to net expenditures of $19.9 million during 2014, as we continued the expansion of our commercial and consumer and mortgage banking businesses.

Review of Financial Condition – Comparison of December 31, 2016 to December 31, 2015

Total assets were $6.24 billion at December 31, 2016 and $4.89 billion at December 31, 2015. The OCBB merger added $189.2 million of acquired assets and $8.4 million of goodwill to our balance sheet in 2016. Additionally, in 2016, through the acquisition of two branches from The Bank of Oswego and two branches from Boston Private, we added $41.6 million and $3.2 million of assets, respectively.

Cash and cash equivalents were $53.9 million at December 31, 2016 compared to $32.7 million at December 31, 2015, an increase of $21.2 million, or 65.0%.

Investment securities were $1.04 billion at December 31, 2016 compared to $572.2 million at December 31, 2015, an increase of $471.7 million, or 82.4%, primarily due to the temporary deployment of excess capital from the 2016 debt and equity issuances and from the execution of our strategic growth and diversification.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $49.9 million at December 31, 2016, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)

Investment securities available for sale:
Mortgage-backed securities:
Residential	$181,158	$177,074	$69,342	$68,101
Commercial	25,896	25,536	18,142	17,851
Municipal bonds	473,153	467,673	168,722	171,869
Collateralized mortgage obligations:
Residential	194,982	191,201	86,167	84,497
Commercial	71,870	70,764	80,190	79,133
Corporate debt securities	52,045	51,122	81,280	78,736
U.S. Treasury securities	10,882	10,620	41,047	40,964
Total investment securities available for sale	$1,009,986	$993,990	$544,890	$541,151

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored entities. Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipalities. As of December 31, 2016 and 2015, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2016 and 2015, substantially all securities held by the Company had ratings available by external ratings agencies.

For information regarding the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods, see Note 4, Investment Securities to the financial statements of this Form 10-K.

Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2016, the aggregate net premium associated with our MBS portfolio was $10.1 million, or 4.5%, of the aggregate unpaid principal balance, compared with $6.9 million or 6.3% at December 31, 2015. The aggregate net premium associated with our CMO portfolio as of December 31, 2016 was $4.8 million, or 1.8%, of the aggregate unpaid principal balance, compared with $4.6 million, or 2.8%, at December 31, 2015. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

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

Based on this evaluation, management concluded that unrealized losses as of December 31, 2016 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2016 were considered other than temporary.

Loans held for sale were $714.6 million at December 31, 2016 compared to $650.2 million at December 31, 2015, an increase of $64.4 million, or 9.9%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan.

Loans held for investment, net increased $626.3 million, or 19.6%, from December 31, 2015. Our single family loan portfolio decreased $119.4 million from 2015. Our multifamily loan portfolio increased $247.7 million from 2015, primarily as a result of the growth of our commercial and consumer banking segment, both organically and through acquisitions. Our construction loans, including commercial construction and residential construction, increased $53.2 million from 2015, primarily from new originations in our commercial real estate and residential construction lending business.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2016			2015			2014		2013		2012
(in thousands)	Amount		Percent	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent

Consumer loans:
Single family	$1,083,822	(1)	28.2%	$1,203,180	(1)	37.3%	$896,665	42.2%	$904,913	47.7%	$673,865	50.3%
Home equity and other	359,874		9.3	256,373		8.0	135,598	6.4	135,650	7.1	136,746	10.2
	1,443,696		37.5	1,459,553		45.3	1,032,263	48.6	1,040,563	54.8	810,611	60.5
Commercial loans:
Commercial real estate (2)	871,563		22.7	600,703		18.6	523,464	24.6	477,642	25.1	361,879	27.0
Multifamily	674,219		17.5	426,557		13.2	55,088	2.6	79,216	4.2	17,012	1.3
Construction/ land development	636,320		16.5	583,160		18.1	367,934	17.3	130,465	6.9	71,033	5.3
Commercial business	223,653		5.8	154,262		4.8	147,449	6.9	171,054	9.0	79,576	5.9
	2,405,755		62.5	1,764,682		54.7	1,093,935	51.4	858,377	45.2	529,500	39.5
	3,849,451		100.0%	3,224,235		100.0%	2,126,198	100.0%	1,898,940	100.0%	1,340,111	100.0%
Net deferred loan fees and costs	3,577			(2,237)			(5,048)		(3,219)		(3,576)
	3,853,028			3,221,998			2,121,150		1,895,721		1,336,535
Allowance for loan losses	(34,001)			(29,278)			(22,021)		(23,908)		(27,561)
	$3,819,027			$3,192,720			$2,099,129		$1,871,813		$1,308,974

(1)
Includes $18.0 million and $21.5 million of loans at December 31, 2016 and 2015 respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
December 31, 2016, 2015 and 2014 balances comprised of $282.9 million, $154.9 million and $143.8 million of owner-occupied loans, respectively, and $588.7 million, $445.8 million and $379.6 million of non-owner-occupied loans, respectively.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans.

	At December 31,
	2016		2015
(in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans:
Single family	$657,837	17.1%	$686,927	21.3%
Commercial	701,694	18.3	450,424	14.0
Multifamily	655,271	17.0	417,217	12.9
Construction/land development, net (1)	355,111	9.2	334,235	10.4
Commercial business	143,960	3.7	87,970	2.7
Home equity and other	51,837	1.3	59,605	1.8
Total adjustable-rate loans	2,565,710	66.6	2,036,378	63.2
Fixed-rate loans:
Single family	425,985	11.1	516,253	16.0
Commercial	169,869	4.4	150,280	4.7
Multifamily	18,949	0.5	9,339	0.3
Construction/land development, net (1)	281,209	7.3	248,925	7.7
Commercial business	79,693	2.1	66,292	2.1
Home equity and other	308,036	8.0	196,768	6.1
Total fixed-rate loans	1,283,741	33.4	1,187,857	36.8
Total loans held for investment	3,849,451	100.0%	3,224,235	100.0%
Less:
Net deferred loan fees and costs	3,577		(2,237)
Allowance for loan losses	(34,001)		(29,278)
Loans held for investment, net	$3,819,027		$3,192,720

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2016				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$7,327	$4,878	$1,071,618	$1,083,823	$418,923	$657,573
Home equity and other	7,156	27,879	324,838	359,873	304,328	48,390
Total consumer	14,483	32,757	1,396,456	1,443,696	723,251	705,963
Commercial:
Commercial real estate	48,119	107,567	715,877	871,563	147,968	675,476
Multifamily	1,658	51,766	620,796	674,220	17,664	654,897
Construction/land development	483,211	151,785	1,324	636,320	74,003	79,105
Commercial business	55,820	72,985	94,847	223,652	76,060	91,773
Total commercial	588,808	384,103	1,432,844	2,405,755	315,695	1,501,251
Total loans held for investment	$603,291	$416,860	$2,829,300	$3,849,451	$1,038,946	$2,207,214

	December 31, 2015				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$14	$15,446	$1,187,719	$1,203,179	$516,239	$686,926
Home equity and other	4,530	38,869	212,975	256,374	193,337	58,507
Total consumer	4,544	54,315	1,400,694	1,459,553	709,576	745,433
Commercial:
Commercial real estate	29,093	135,132	436,478	600,703	139,984	431,626
Multifamily	3,073	7,896	415,587	426,556	8,079	415,404
Construction/land development	379,940	183,480	19,740	583,160	99,782	103,438
Commercial business	65,651	52,990	35,622	154,263	59,216	29,396
Total commercial	477,757	379,498	907,427	1,764,682	307,061	979,864
Total loans held for investment	$482,301	$433,813	$2,308,121	$3,224,235	$1,016,637	$1,725,297

The following table presents loan origination and loan sale volumes.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Loans originated
Real estate
Single family
Originated by HomeStreet	$8,637,631	$6,834,296	$4,208,736
Originated by WMS Series LLC	576,832	606,316	489,031
Single family	9,214,463	7,440,612	4,697,767
Multifamily	640,142	322,637	152,280
Commercial real estate	266,775	133,618	57,025
Construction/land development	1,079,243	767,063	595,034
Total real estate	11,200,623	8,663,930	5,502,106
Commercial business	294,538	140,707	142,602
Home equity and other	279,851	176,430	20,559
Total loans originated	$11,775,012	$8,981,067	$5,665,267
Loans sold
Single family	$8,785,412	$7,038,635	$3,979,398
Multifamily	301,442	204,744	141,859
Other	168,211	29,313	—
Total loans sold	$9,255,065	$7,272,692	$4,121,257

Mortgage servicing rights were $245.9 million at December 31, 2016 compared to $171.3 million at December 31, 2015, an increase of $74.6 million, or 43.6%, as a result of growth in the loans serviced for others portfolio and changes in market inputs, including current market interest rates and prepayment model updates.

Federal Home Loan Bank stock was $40.3 million at December 31, 2016 compared to $44.3 million at December 31, 2015, a decrease of $4.0 million, or 9.0%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $221.1 million at December 31, 2016, compared to $148.4 million at December 31, 2015, an increase of $72.7 million, or 49.0%, primarily attributable to overall company growth.

Deposits

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2016	2015	2014

Noninterest-bearing accounts - checking and savings	$537,651	$370,523	$240,679
Interest-bearing transaction and savings deposits:
NOW accounts	468,812	408,477	272,390
Statement savings accounts due on demand	301,361	292,092	200,638
Money market accounts due on demand	1,603,141	1,155,464	1,007,214
Total interest-bearing transaction and savings deposits	2,373,314	1,856,033	1,480,242
Total transaction and savings deposits	2,910,965	2,226,556	1,720,921
Certificates of deposit	1,091,558	732,892	494,525
Noninterest-bearing accounts - other	427,178	272,505	229,984
Total deposits	$4,429,701	$3,231,953	$2,445,430

Deposits at December 31, 2016 increased $1.20 billion, or 37.1%, from December 31, 2015, primarily due to the acquisition-related activities and growth of our deposit branch network. During 2016, the Company increased the balances of transaction and savings deposits by $684.4 million, or 30.7%, reflecting the growth and expansion of our branch banking network. The $358.7 million, or 48.9%, increase in certificates of deposit since December 31, 2015 was due in part to increases in business and personal CDs, institutional CDs and brokered deposits.

During 2015, the Company increased the balances of transaction and savings deposits by $505.6 million, or 29.4%, reflecting the growth and expansion of our branch banking network. The $238.4 million, or 48.2%, increase in certificates of deposit since December 31, 2014 was primarily due to the Simplicity merger.

Borrowings

FHLB advances were $868.4 million at December 31, 2016 compared to $1.02 billion at December 31, 2015. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. As of December 31, 2016, 2015 and 2014, FHLB borrowings had weighted average interest rates of 0.91%, 0.64% and 0.41%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2016, $821.0 million mature prior to December 31, 2017. We had $282.8 million and $320.4 million of additional borrowing capacity with the FHLB as of December 31, 2016 and 2015, respectively. We use short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2016 and 2015, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $292.1 million and $382.1 million at December 31, 2016 and 2015, respectively. The FRBSF is not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $125.1 million and $61.9 million at December 31, 2016 and 2015, respectively. The balance at December 31, 2016 represents $63.2 million of senior notes issued during 2016 and $61.9 million of junior subordinated debentures issued in prior years. Such debentures were issued in connection with the sale of trust preferred securities by HomeStreet Statutory Trusts, subsidiaries of HomeStreet, Inc. Trust preferred securities allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders’ Equity

Shareholders' equity was $629.3 million at December 31, 2016 compared to $465.3 million at December 31, 2015. This increase included additional paid-in capital from issuance of common stock of $112.0 million primarily due to the equity offering of approximately 2.0 million shares and the issuance of HomeStreet common stock to OCBB shareholders, and net income of $58.2 million, partially offset by other comprehensive loss of $8.0 million recognized during the year ended December 31, 2016. Other comprehensive income (loss) represents unrealized gains and losses in the valuation of our available for sale investment securities portfolio at December 31, 2016.

Shareholders’ equity, on a per share basis, was $23.48 per share at December 31, 2016, compared to $21.08 per share at December 31, 2015.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	Years Ended December 31,
	2016	2015	2014

Return on assets (1)	1.01%	0.91%	0.69%
Return on equity (2)	10.27%	9.35%	7.69%
Equity to assets ratio (3)	9.80%	9.69%	9.03%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment’s consumption patterns; and

•	an allocation of the Company's consolidated income taxes which are based on the effective tax rate applied to the segment's pretax income or loss.

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. During the first quarter of 2015, we launched HomeStreet Commercial Capital as a division of HomeStreet Bank, an Orange County, California-based commercial real estate lending group originating permanent loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. During 2015, we also added a team specializing in U.S. Small Business Administration ("SBA") lending also located in Orange County, California. As of December 31, 2016, our retail deposit branch network consists of 55 branches in the Pacific Northwest, California and Hawaii. At December 31, 2016 and December 31, 2015, our transaction and savings deposits totaled $2.91 billion and $2.23 billion, respectively, and our loan portfolio totaled $3.82 billion and $3.19 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Net interest income	$154,015	$33,995	28%	$120,020	$38,034	46%	$81,986
Provision for credit losses	4,100	(2,000)	(33)	6,100	7,100	(710)	(1,000)
Noninterest income	35,682	6,315	22	29,367	10,701	57	18,666	(2)
Noninterest expense	138,385	15,787	13	122,598	42,786	54	79,812
Income before income tax expense	47,212	26,523	128	20,689	(1,151)	(5)	21,840
Income tax expense	16,412	13,740	514	2,672	(4,420)	(62)	7,092
Net income	$30,800	$12,783	71%	$18,017	$3,269	22%	$14,748

Total assets	$5,269,452	$1,223,402	30%	$4,046,050	$1,299,641	47%	$2,746,409
Efficiency ratio (1)	72.95%			82.07%			79.29%
Full-time equivalent employees (ending)	998			828			608
Net gain on mortgage loan origination and sale activities:
Multifamily DUS	$11,397	$4,272	60%	$7,125	$2,402	51%	$4,723
Other (3)	5,473	3,944	258	1,529	(3,235)	(68)	4,764
	$16,870	$8,216	95%	$8,654	$(833)	(9)%	$9,487

Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS	$325,851	$121,013	59%	$204,838	$52,556	35%	$152,282
Other(3)	$13,730	$13,730	NM	$—	$—	—%	$—
Loans sold
Multifamily DUS	$301,442	$96,698	47%	$204,744	$62,885	44%	$141,859
Other (3)	$168,211	$138,898	474%	$29,313	$29,313	NM	$—
NM = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes $4.6 million in pre-tax gain resulting from the sale of loans that were originally held for investment during 2014.

(3)	Includes multifamily loans from sources other than DUS.

Comparison of 2016 to 2015

Commercial and Consumer Banking net income increased in 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets and higher commercial net gain on loan origination and sale activities, partially offset by increased noninterest expense primarily resulting from the expansion of this segment.

The segment recorded a provision for credit losses of $4.1 million for the year ended December 31, 2016 compared to a $6.1 million provision for credit losses for the year ended December 31, 2015. The reduction in credit loss provision in the year was due in part to a continuing decline in historical loss rates as a result of net recoveries for the past two years and continued improvements in portfolio performance which was reflected in the qualitative reserves. In 2015, one-time model adjustments contributed to an increase in provision expense.

Resulting from the growth of this segment, noninterest income increased for the year ended December 31, 2016 due primarily to increases in net gain on loan origination and sale activities, mortgage servicing income and depositor and other retail banking fees. Included in noninterest income for the year ended December 31, 2015 was a bargain purchase gain of $7.7 million from the merger with Simplicity and the Dayton, Washington branch acquisition. There were no similar bargain purchase gains in 2016.

Noninterest expense increased primarily due to the growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. In 2016, we added 11 retail deposit branches, six de novo and five from acquisitions. Full-time equivalent employees increased by 170, or 20.5%, from 2015. Included in noninterest expense for 2016 was $7.1 million of acquisition-related costs. In 2015, such acquisition-related expenses related to prior acquisitions were $16.6 million.

Comparison of 2015 to 2014

Commercial and Consumer Banking net income was $18.0 million for the year ended December 31, 2015, an increase of $3.3 million from $14.7 million for the year ended December 31, 2014. The increase in 2015 was primarily due to increased net interest income resulting from higher average balances of interest-earning assets, partially offset by increased noninterest expense primarily resulting from the continued expansion of this segment.

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

Noninterest expense increased primarily due to the first quarter 2015 merger with Simplicity and the continued organic growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. During the first quarter of 2015, we also added commercial lending capabilities in California by launching HomeStreet Commercial Capital, a commercial real estate lending group, and adding a team specializing in U.S. SBA lending. Full-time equivalent employees increased by 220, or 36.2%, from 2014. Included in noninterest expense for 2015 was $16.6 million of acquisition-related costs. In 2014, such acquisition-related expenses related to prior acquisitions were $3.1 million.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Servicing income, net:
Servicing fees and other	$8,495	$4,035	90%	$4,460	$294	7%	$4,166
Amortization of multifamily MSRs	(2,635)	(643)	32	(1,992)	(280)	16	(1,712)
Commercial mortgage servicing income	$5,860	$3,392	137%	$2,468	$14	1%	$2,454

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2016	2015
Commercial
Multifamily DUS	$1,108,040	$924,367
Other	69,323	79,513
Total commercial loans serviced for others	$1,177,363	$1,003,880

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Net interest income	$26,034	$(2,284)	(8)%	$28,318	$11,635	70%	$16,683
Noninterest income	323,468	71,598	28	251,870	84,879	51	166,991
Noninterest expense	305,937	61,967	25	243,970	71,771	42	172,199
Income before income tax expense	43,565	7,347	20	36,218	24,743	216	11,475
Income tax expense	16,214	3,298	26	12,916	8,952	226	3,964
Net income	$27,351	$4,049	17%	$23,302	$15,791	210%	$7,511

Total assets	$974,248	$125,803	15%	$848,445	$59,764	8%	$788,681
Efficiency ratio (1)	87.54%			87.07%			93.75%
Full-time equivalent employees (ending)	1,554			1,311			1,003
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$8,997,347	$1,784,912	25%	$7,212,435	$2,811,818	64%	$4,400,617
Single family mortgage interest rate lock commitments(2)	8,620,976	1,689,868	24	6,931,108	2,586,860	60	4,344,248
Single family mortgage loans sold(2)	$8,785,412	$1,778,075	25%	$7,007,337	$3,027,939	76%	$3,979,398

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Comparison of 2016 to 2015

The increase in Mortgage Banking net income for 2016 compared to 2015 was primarily due to the higher gain on single family mortgage loan origination and sale activities resulting from higher interest rate lock commitments and higher servicing income, partially offset by higher noninterest expense resulting from higher commission expense from increased closed loan volume, as well as continued growth and expansion of our mortgage banking segment, increased costs resulting from new regulatory disclosure requirements for the mortgage industry and lower risk management results.

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

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Single family: (1)
Servicing value and secondary market gains(2)	$260,477	$54,964	27%	$205,513	$96,450	88%	$109,063
Loan origination and funding fees	29,966	7,745	35	22,221	(3,351)	(13)	25,572
Total mortgage banking gain on mortgage loan origination and sale activities(1)	$290,443	$62,709	28%	$227,734	$93,099	69%	$134,635

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Comparison of 2016 to 2015

The increase in gain on mortgage loan origination and sale activities in 2016 compared to 2015 is primarily the result of a 24.4% increase in interest rate lock commitments, which was mainly driven by the expansion of our mortgage production offices and personnel. During 2016, we have increased our lending footprint by adding 13 home loan centers to bring our total home loan centers to 77.

Comparison of 2015 to 2014

The increase in gain on mortgage loan origination and sale activities in 2015 compared to 2014 is primarily the result of a
59.5% increase in interest rate lock commitments, which were mainly driven by the expansion of our mortgage production offices and personnel. During 2015 we increased our lending footprint by adding nine home loan centers to bring our total home loan centers to 65 at that time.

Mortgage Banking servicing income consisted of the following.

	Years Ended December 31,
(in thousands)	2016	Dollar Change	Percent Change	2015	Dollar Change	Percent Change	2014

Servicing income, net:
Servicing fees and other	$48,040	$10,303	27%	$37,737	$4,085	12%	$33,652
Changes in fair value of MSRs due to modeled amortization (1)	(33,305)	733	(2)	(34,038)	(7,926)	30	(26,112)
	14,735	11,036	298	3,699	(3,841)	(51)	7,540
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	20,025	13,470	205	6,555	22,184	(142)	(15,629)	(3)
Net (loss) gain from derivatives economically hedging MSRs	(4,680)	(16,389)	(140)	11,709	(28,018)	(71)	39,727
	15,345	(2,919)	(16)	18,264	(5,834)	(24)	24,098
Mortgage Banking servicing income	$30,080	$8,117	37%	$21,963	$(9,675)	(31)%	$31,638
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $4.7 million, net of transaction costs, resulting from the sale of single family MSRs in 2014.

Comparison of 2016 to 2015
The increase in Mortgage Banking servicing income in 2016 compared to 2015 was primarily due to higher servicing income, partially offset by lower risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others and lower modeled amortization. Mortgage servicing fees collected in the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $20.67 billion at December 31, 2016 compared to $16.35 billion at December 31, 2015.
MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, prepayment model assumptions, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.
The lower risk management results in 2016 were mainly due to adverse results during the fourth quarter driven by the unexpected and significant increases in long-term Treasury rates beginning in November 2016 following the U.S. presidential election, coinciding with an increase in short-term interest rates by the Federal Reserve in December 2016. The unexpected and sustained increase in interest rates during the quarter resulted in asymmetrical changes in valuation between hedging derivatives and servicing valuations. This market dislocation in the fourth quarter reduced the value of our hedging derivatives to a greater extent than value of our mortgage servicing rights increased, resulting in lower risk management results.

Comparison of 2015 to 2014
The decrease in Mortgage Banking servicing income in 2015 compared to 2014 was primarily attributable to lower risk management results. The decrease in risk management results was primarily attributable to a pre-tax gain of $4.7 million included in 2014, resulting from the sale of single family MSRs as well as lower results in 2015 than in 2014 related to changes in model assumptions.

Model assumptions are regularly updated to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.
Single family mortgage servicing fees collected in 2016 increased primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2016	2015
Single family
U.S. government and agency	$18,931,835	$14,628,596
Other	556,621	719,215
Total single family loans serviced for others	$19,488,456	$15,347,811

Mortgage Banking noninterest expense in 2016 increased from 2015 primarily due to the continued expansion of offices in new markets and increases of our mortgage production and support staff along with related salary, insurance, and benefit costs as well as increased costs resulting from new regulatory disclosure requirements for the mortgage industry. In 2016, we have increased our lending footprint by adding 13 home loan centers to bring our total home loan centers to 77.

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

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our lending activities on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2016 and 2015 was $42.6 million and $52.9 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments, which primarily related to unused home equity and commercial real estate lines of credit and business banking funding lines, totaled $289.3 million and $216.5 million at December 31, 2016 and 2015, respectively. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $603.8 million and $456.4 million at December 31, 2016 and 2015, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2016 and 2015, was $19.2 million and $17.7 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, in general the DUS lender is contractually responsible for all losses on the first 5% of the unpaid principal balance of the loan (determined as of the day prior to valuation of the asset for loss purposes) and then shares in the remainder of losses with Fannie Mae with the lender being responsible for 25% of any losses that exceed 5% of the unpaid principal balance up to 20% of the unpaid principal balance and 10% of any losses that exceed 20% of the unpaid principal balance. The maximum lender loss on most DUS program loans is 20% of the original principal balance. The total principal balance of loans outstanding under the DUS program as of December 31, 2016 and 2015 was $1.11 billion and $924.4 million, respectively, and our loss reserve was $1.8 million and $3.0 million as of December 31, 2016 and 2015, respectively.

•
Mortgage repurchase liability. In our single family lending business, we sell residential mortgage loans to government sponsored and other entities. In addition, the Company pools Federal Housing Administration ("FHA")-insured and Department of Veterans' Affairs ("VA")-guaranteed mortgage loans into Ginnie Mae, Fannie Mae and Freddie Mac guaranteed mortgage-backed securities. We have made representations and warranties that the loans sold meet certain requirements. We may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

We do not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. If we are not able to meet the requirements of FHA to get the loan insured by FHA or guaranteed by VA, we may be unable to sell the loan or be required to repurchase the loan. Loans that are found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, we may be required to indemnify FHA or VA against loss. The loans remain in Ginnie Mae pools unless and until they qualify for voluntary repurchase by the Company. In general, once an FHA or VA loan becomes 90 days past due, we repurchase the FHA or VA loan to minimize the cost of interest advances on the loan.  If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.
As of December 31, 2016 and 2015, the total principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $19.56 billion and $15.43 billion, respectively. The recorded mortgage repurchase liability for loans sold on a servicing-retained and a servicing-released basis was $3.4 million and $2.9 million at December 31, 2016 and 2015, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $1.1 million, $1.8 million and $734 thousand were incurred for the years ended December 31, 2016, 2015 and 2014, respectively.

•
Leases. The Company is obligated under non-cancelable leases for office space. The office leases also contain renewal and space options. Rental expense under non-cancelable operating leases totaled $22.7 million, $20.1 million and $15.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•
Small business investment company ("SBIC") investment funds. In 2016 the Company entered into an agreement with Caltius Capital Management to invest $5.0 million over time in qualifying small businesses and small enterprises. At December 31, 2016, we had invested $1.0 million, leaving a remaining $4.0 million future commitment. We had no similar commitments in 2015.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide collateral to certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle certain positions on a net basis. At December 31, 2016 and 2015, our net exposure to the credit risk of derivative counterparties was $69.4 million and $37.1 million, respectively.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2016. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total

Deposits (1)	$4,096,275	$305,985	$27,276	$165	$4,429,701
FHLB advances	821,002	41,787	—	5,590	868,379
Long term debt	—	—	—	65,000	65,000
Trust preferred securities (2)	—	—	—	61,857	61,857
Interest (3)	14,118	16,374	12,490	42,370	85,352
Operating leases	22,408	39,952	28,615	53,601	144,576
Purchase obligations (4)	9,332	7,384	1,685	—	18,401
Total	$4,963,135	$411,482	$70,066	$228,583	$5,673,266

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities are included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2016 rates, which we held constant until maturity.

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
Our Board of Directors (the "Board") and executive management have overall and ultimate responsibility for management of these risks. The Board, its committees and senior managers oversee the management of various risks. We review and assess these risks on an enterprise-wide basis periodically and as part of the annual strategic planning process. We use internal audits, quality control and loan review functions to assess the strength of and adherence to risk management policies, internal controls and regulatory requirements. Similarly, external reviews, examinations and audits are conducted by regulators and others. In addition, our compliance, appraisal, corporate security and information security personnel provide additional risk management services in their areas of expertise. The Chief Risk and Credit Officer reports directly to the Chief Executive Officer and is responsible for oversight of enterprise risk management, appraisal and environmental functions, and the loan review department.
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

The Chief Risk and Credit Officer’s primary responsibilities include directing the activities of the credit risk management function as it relates to the loan portfolio, overseeing loan portfolio performance, ensuring compliance with regulatory requirements and the Company's established credit policies, standards and limits, determining the reasonableness of our allowance for loan losses, reviewing and approving large credit exposures and delegating credit approval authorities. Senior credit administrators who oversee the lines of business have both transaction approval authority and governance authority for the approval of procedures within established policies, standards and limits. The Chief Risk and Credit Officer's role also includes administrative liaison for enterprise risk management and direct oversight of appraisal and environmental functions. The Chief Risk and Credit Officer reports directly to the Chief Executive Officer.

The Loan Committee provides direction and oversight within our risk management framework. The committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Loan Committee periodically approves credits larger than the Chief Risk and Credit Officer’s or Chief Executive Officer’s individual approval authorities allow. The members of the Loan Committee are the Chief Executive Officer, Chief Risk and Credit Officer and the Commercial Banking Director.

The loan review department's primary responsibility includes the review of our loan portfolios to provide an independent assessment of credit quality, portfolio oversight and credit management, including accuracy of loan grading. Loan review also conducts targeted credit-related reviews and credit process reviews at the request of the Board and management and reviews a sample of newly originated loans for compliance with closing conditions and accuracy of loan grades. Loan review reports directly to the Credit Committee and administratively to the Chief Risk and Credit Officer.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $25.8 million, or 0.41% of total assets at December 31, 2016, compared to $24.7 million, or 0.50% of total assets at December 31, 2015. Nonaccrual loans of $20.5 million, or 0.53% of total loans at December 31, 2016, increased $3.4 million, or 19.7%, from $17.2 million, or 0.53% of total loans at December 31, 2015. Net recoveries in 2016 were $0.5 million compared with net recoveries of $2.0 million in 2015 and net charge-offs of $565 thousand in 2014.

At December 31, 2016, our loans held for investment portfolio, net of the allowance for loan losses, was $3.82 billion, an increase of $626.3 million from December 31, 2015. In 2016, we added $125.8 million of loans to the portfolio from our merger with OCBB and $40.3 million in loans from the acquisition of two branches and related assets from The Bank of Oswego. Our acquisition of two branches in Southern California from Boston Private did not include the acquisition of any loans. The allowance for loan losses was $34.0 million, or 0.88% of loans held for investment, compared to $29.3 million, or 0.91% of loans held for investment at December 31, 2015.

The Company recorded a provision for credit losses of $4.1 million for the year ended December 31, 2016 compared to a $6.1 million of provision for credit losses for the year ended December 31, 2015 and a reversal of provision for credit losses of $1.0 million for the year ended December 31, 2014. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.
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

	At December 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,723		$92,431	$—
Loans with an allowance recorded	3,785		3,875	379
Total	$90,508	(1)	$96,306	$379

	At December 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$90,547		$94,058	$—
Loans with an allowance recorded	3,126		3,293	567
Total	$93,673	(1)	$97,351	$567

	At December 31, 2014
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,725		$98,664	$—
Loans with an allowance recorded	36,499		37,078	1,706
Total	$119,224	(1)	$135,742	$1,706

(1)	Includes $73.1 million, $74.7 million and $73.6 million in single family performing troubled debt restructurings ("TDRs") at December 31, 2016, 2015 and 2014, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 282 impaired loan relationships totaling $90.5 million at December 31, 2016 and 271 impaired loan relationships totaling $93.7 million at December 31, 2015. Included in the total impaired loan relationship amounts were 239 single family TDR loan relationships totaling $76.0 million at December 31, 2016 and 224 single family TDR relationships totaling $77.1 million at December 31, 2015. The increase in the number of impaired loan relationships at December 31, 2016 from 2015 was primarily due to an increase in the number of single family impaired loans. At December 31, 2016, there were 229 single family impaired relationships totaling $73.1 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $35.1 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2016 was $94.4 million, compared to $108.2 million for the year ended December 31, 2015. Impaired loans of $3.8 million and $3.1 million had a valuation allowance of $379 thousand and $567 thousand at December 31, 2016 and 2015, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2016			2015			2014
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,196	23.2%	27.8%	$8,942	29.2%	36.9%	$9,447	41.9%	42.2%
Home equity and other	6,153	17.4	9.4	4,620	15.1	8.0	3,322	14.8	6.4
	14,349	40.6	37.2	13,562	44.3	44.9	12,769	56.7	48.6
Commercial loans
Commercial real estate	6,680	18.9	22.7	4,847	15.8	18.8	3,846	17.0	24.6
Multifamily	3,086	8.8	17.6	1,194	3.9	13.3	673	3.0	2.6
Construction/land development	8,553	24.3	16.6	9,271	30.2	18.2	3,818	17.0	17.3
Commercial business	2,596	7.4	5.9	1,785	5.8	4.8	1,418	6.3	6.9
	20,915	59.4	62.8	17,097	55.7	55.1	9,755	43.3	51.4
Total allowance for credit losses	$35,264	100.0%	100.0%	$30,659	100.0%	100.0%	$22,524	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At December 31, 2016
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$73,147	229	$2,885	10	$76,032	239
Home equity and other	1,247	18	216	3	1,463	21
	74,394	247	3,101	13	77,495	260
Commercial
Commercial real estate	—	—	933	1	933	1
Multifamily	508	1	—	—	508	1
Construction/land development	1,186	1	707	1	1,893	2
Commercial business	493	4	133	1	626	5
	2,187	6	1,773	3	3,960	9
	$76,581	253	$4,874	16	$81,455	269

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $35.1 million at December 31, 2016.

	At December 31, 2015
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$74,685	213	$2,452	11	$77,137	224
Home equity and other	1,340	20	271	4	1,611	24
	76,025	233	2,723	15	78,748	248
Commercial
Commercial real estate	—	—	1,023	1	1,023	1
Multifamily	3,014	2	—	—	3,014	2
Construction/land development	3,714	3	—	—	3,714	3
Commercial business	1,658	4	185	1	1,843	5
	8,386	9	1,208	2	9,594	11
	$84,411	242	$3,931	17	$88,342	259

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.6 million at December 31, 2015.

	At December 31, 2014
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$73,585	193	$2,482	10	$76,067	203
Home equity and other	2,430	23	231	3	2,661	26
	76,015	216	2,713	13	78,728	229
Commercial
Commercial real estate	21,703	4	1,148	1	22,851	5
Multifamily	3,077	2	—	—	3,077	2
Construction/land development	5,447	3	—	—	5,447	3
Commercial business	1,573	3	249	2	1,822	5
	31,800	12	1,397	3	33,197	15
	$107,815	228	$4,110	16	$111,925	244

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $26.8 million at December 31, 2014.

The increase in the number of TDR loan relationships at December 31, 2016 from 2015 and 2014 was primarily due to an increase in the number of single family loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. At December 31, 2016 and 2015 and 2014, the Company had $0, $0 and $151 thousand, respectively, of unfunded commitments related to TDR loans.

	At December 31,
(in thousands)	2016	2015	2014	2013	2012

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$12,717	$12,119	$8,368	$8,861	$13,304
Home equity and other	1,571	1,576	1,526	1,846	2,970
	14,288	13,695	9,894	10,707	16,274
Commercial
Commercial real estate	2,127	2,341	4,843	12,257	6,403
Multifamily residential	337	119	—	—	—
Construction/land development	1,376	339	—	—	5,042
Commercial business	2,414	674	1,277	2,743	2,173
	6,254	3,473	6,120	15,000	13,618
Total loans on nonaccrual	20,542	17,168	16,014	25,707	29,892
Other real estate owned	5,243	7,531	9,448	12,911	23,941
Total nonperforming assets	$25,785	$24,699	$25,462	$38,618	$53,833
Loans 90 days or more past due and accruing (2)	$40,846	$36,612	$34,987	$46,811	$40,658
Accruing TDR loans	$76,581	$84,411	$107,815	$101,905	$100,575
Nonaccrual TDR loans	4,874	3,931	4,110	4,731	10,208
Total TDR loans	$81,455	$88,342	$111,925	$106,636	$110,783
Allowance for loan losses as a percent of nonaccrual loans	165.52%	170.54%	137.51%	93.00%	92.20%
Nonaccrual loans as a percentage of total loans	0.53%	0.53%	0.75%	1.36%	2.24%
Nonperforming assets as a percentage of total assets	0.41%	0.50%	0.72%	1.26%	2.05%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.8 million, $2.5 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$4,310	$5,459	$12,717	$40,846	(1)	$63,332	$2,133
Home equity and other	251	442	1,571	—		2,264	—
	4,561	5,901	14,288	40,846		65,596	2,133
Commercial loans
Commercial real estate	71	205	2,127	—		2,403	398
Multifamily	—	—	337	—		337	—
Construction/land development	—	—	1,376	—		1,376	2,712
Commercial business	202	—	2,414	—		2,616	—
	273	205	6,254	—		6,732	3,110
Total	$4,834	$6,106	$20,542	$40,846		$72,328	$5,243

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At December 31, 2016, these past due loans totaled $40.8 million.

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

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. At December 31, 2015, these past due loans totaled $36.6 million.

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

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. At December 31, 2014, these past due loans totaled $35.0 million.

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2016
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	2.5%
<		500		—%
500		549		0.1%
550		599		0.7%
600		649		4.8%
650		699		16.0%
700		749		28.6%
750		>		47.2%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2015
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	2.6%
<		500		—%
500		549		0.1%
550		599		0.6%
600		649		4.0%
650		699		16.1%
700		749		27.2%
750		>		49.4%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. HomeStreet Inc., has raised capital through the issuance of common stock, the senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $20.0 million. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank.

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

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from Homestreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2016, our primary liquidity ratio was 31.2% compared with 25.4% at December 31, 2015 and 30.0% at December 31, 2014.

At December 31, 2016, 2015 and 2014, the Bank had available borrowing capacity of $282.8 million, $320.4 million and $317.9 million, respectively, from the FHLB, and $292.1 million, $382.1 million and $316.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the years ended December 31, 2016, 2015 and 2014, cash and cash equivalents increased $21.2 million, increased $2.2 million and decreased $3.4 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2016, net cash of $44.8 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2015, net cash of $8.3 million was provided by operating activities, as our net income exceeded the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans. For the year ended December 31, 2014, net cash of $348.6 million was used in operating activities, as cash used to fund loans held for sale production exceeded proceeds from the sale of loans held for sale. During 2014, the Company transferred a net $217.8 million of loans from loans held for investment to loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the year ended December 31, 2016, net cash of $819.3 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $153.5 million from proceeds from sale of loans originated as held for investment and $112.2 million from principal repayments and maturities of investment securities. For the year ended December 31, 2015, net cash of $418.3 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $132.4 million of net cash received from acquisitions, primarily from the Simplicity merger. For the year ended December 31, 2014, net cash of $84.2 million was used in investing activities. We used cash of $443.5 million in net originations and principal repayments of loans held for investment during 2014, as a result of increased originations of mortgages that exceed conventional conforming loan limits. Offsetting this decrease to cash was net proceeds of $271.4 million from the sale of loans originated as held for investment and $39.0 million of proceeds from the sale of single family mortgage servicing rights. Net proceeds from our investment securities portfolio were $35.6 million during 2014.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2016, net cash of $885.3 million was provided by financing activities, primarily resulting from a $919.5 million growth in deposits, $58.7 million net proceeds from our equity offering and $63.2 million in net proceeds from our senior note offering, partially offset by $164.0 million from net repayments of FHLB advances. For the year ended December 31, 2015, net cash of $412.2 million was provided by financing activities, primarily resulting from net proceeds of $355.0 million of FHLB advances and a $111.9 million growth in deposits. For the year ended December 31, 2014, net cash of $429.5 million was provided by financing activities, as we increased our lower cost short-term advances from the FHLB. For additional liquidity, the Company added $50 million in federal funds purchased during the fourth quarter of 2014.

Capital Management

In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (as used in this section, the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. Since 2015, the Rules have applied to both the Company and the Bank.
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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5% above the required common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. The required phase-in capital conservation buffer during 2016 was 0.625%.
A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At December 31, 2016, our capital conservation buffers for the Company and the Bank were 4.34% and 6.69%, respectively.
The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) are permitted under the rules to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital. Because our trust preferred securities were issued prior to May 19, 2010, we include those in our Tier 1 capital calculations.
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

•
MSRs in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity. The disallowable portion of MSRs will be phased in incrementally (40% in 2015; 60% in 2016; 80% in 2017) to 100% deduction in 2018.

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
Both the Company and the Bank began compliance with the Rules on January 1, 2015. The phase-in of the conservation buffer began in 2016 and will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
At December 31, 2016, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank. Information presented for December 31, 2016 and 2015 reflect the transition to Basel III capital requirements while information presented for 2014 reflects the regulatory capital adequacy guidelines applicable to the Bank under Basel I effective in 2014. The capital adequacy guidelines under Basel I were not applicable to HomeStreet, Inc.

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	671,252	14.69	365,538	8.0	456,923	10.0

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	644,252	12.34	417,716	8.0	522,146	10.0

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	455,101	13.04	157,074	4.5	226,885	6.5
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04	209,432	6.0	279,243	8.0
Total risk-based capital (to risk-weighted assets)	485,761	13.92	279,243	8.0	349,054	10.0

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	423,005	10.52	180,912	4.5	261,317	6.5
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94	241,216	6.0	321,621	8.0
Total risk-based capital (to risk-weighted assets)	510,697	12.70	321,621	8.0	402,026	10.0

	At December 31, 2014
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$319,010	9.38%	$136,058	4.0%	$170,072	5.0%
Tier 1 risk-based capital (to risk-weighted assets)	319,010	13.10	97,404	4.0	146,106	6.0
Total risk-based capital (to risk-weighted assets)	341,534	14.03	194,808	8.0	243,511	10.0

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

As a regulated financial institution with a significant mortgage banking operation, we have significant compliance and regulatory risk. Historically, we have maintained a strong compliance culture and compliance management processes as evidenced by minimal compliance issues. Each line of business has primary responsibility for identifying, monitoring, controlling and reporting on its compliance risks to our centralized compliance area, which monitors and reports to management and the Board on the status of compliance. Additionally, management has established tracking processes for monitoring the status of pending regulations and for implementing the regulatory requirements as they are published and become effective.

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2016
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$53,932	$—	$—	$—	$—	$—	$—	$53,932
FHLB Stock	—	—	—	—	—	40,347	—	40,347
Investment securities(1)	145,093	44,568	48,126	171,293	166,169	468,602	—	1,043,851
Mortgage loans held for sale	714,559	—	—	—	—	—	—	714,559
Loans held for investment(1)	1,130,413	271,562	485,511	844,851	520,141	566,549	—	3,819,027
Total interest-earning assets	2,043,997	316,130	533,637	1,016,144	686,310	1,075,498	—	5,671,716
Non-interest-earning assets	—	—	—	—	—	—	571,984	571,984
Total assets	$2,043,997	$316,130	$533,637	$1,016,144	$686,310	$1,075,498	$571,984	$6,243,700
Interest-bearing liabilities:
NOW accounts(2)	$468,812	$—	$—	$—	$—	$—	$—	$468,812
Statement savings accounts(2)	301,361	—	—	—	—	—	—	301,361
Money market accounts(2)	1,603,141	—	—	—	—	—	—	1,603,141
Certificates of deposit	273,704	210,324	283,412	299,857	24,250	11	—	1,091,558
FHLB advances	552,039	256,750	12,500	41,500	—	5,590	—	868,379
Long-term debt(3)	60,147	—	—	—	—	65,000	—	125,147
Total interest-bearing liabilities	3,259,204	467,074	295,912	341,357	24,250	70,601	—	4,458,398
Non-interest bearing liabilities	—	—	—	—	—	—	1,156,018	1,156,018
Equity	—	—	—	—	—	—	629,284	629,284
Total liabilities and shareholders’ equity	$3,259,204	$467,074	$295,912	$341,357	$24,250	$70,601	$1,785,302	$6,243,700
Interest sensitivity gap	$(1,215,207)	$(150,944)	$237,725	$674,787	$662,060	$1,004,897
Cumulative interest sensitivity gap	$(1,215,207)	$(1,366,151)	$(1,128,426)	$(453,639)	$208,421	$1,213,318
Cumulative interest sensitivity gap as a percentage of total assets	(19)%	(22)%	(18)%	(7)%	3%	19%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	63%	63%	72%	90%	105%	127%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2016, the Bank’s total interest-earning assets were greater than total interest-bearing liabilities, resulting in a cumulative asset-sensitive position. Therefore, net interest income would be expected to rise in the long term if interest rates were to rise without changing the slope of the yield curve. The Bank is liability-sensitive in the “three months or less” period which generally indicates that net interest income would be expected to fall in the short term if interest rates were to rise, though deposit interest rate increases generally lag market rate increases.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2016 and 2015 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2016		December 31, 2015
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	2.8%	(6.2)%	(5.1)%	(10.0)%
+100	1.4	(3.1)	(2.6)	(2.4)
-100	1.1	(3.5)	0.1	(8.3)
-200	(2.8)%	(5.6)%	(4.4)%	(19.4)%

(1)	For purposes of our model, we assume interest rates will not go below zero. This "floor" limits the effect of a potential negative interest rate shock in a low rate environment like the one we are currently experiencing.

(2)	This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.

(3)	This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At December 31, 2016, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2015, the interest rate sensitivity of the Company’s assets has decreased while the interest rate sensitivity of its liabilities has increased. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. In 2016, the Company also completed an update to our deposits attrition models and mortgage prepayment models with the latest market data. Within the new model, it is expected that, as interest rates rise, net interest income will be positively impacted due to faster loan prepayment and replacement more than offsetting the increase in interest expense due to deposits attrition in comparison to the prior model. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

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

In order to protect the economic value of our mortgage servicing rights, we employ hedging strategies utilizing derivative financial instruments including interest rate swaps, forward interest rate swaps, options on interest rate swap contracts and commitments to purchase mortgage backed securities. We utilize these instruments as economic hedges and changes in the fair value of these instruments are recognized in current income as a component of mortgage servicing income. Our mortgage servicing rights hedging policy requires management to hedge the impact on the value of our mortgage servicing rights for a low-probability, extreme and sudden increase in interest rates.

The following table presents the financial instruments classified as derivatives.

	At December 31, 2016
	Notional amount	Fair value
(in thousands)		Asset derivatives	Liability derivatives
Forward sale commitments	$3,596,677	$24,623	$(15,203)
Interest rate swaptions	20,000	1	—
Interest rate lock commitments	746,102	19,586	(367)
Interest rate swaps	1,689,850	15,016	(26,829)
	$6,052,629	$59,226	$(42,399)

(1)	Economic fair value hedge.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HomeStreet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 9, 2017

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2016	2015

ASSETS
Cash and cash equivalents (including interest-earning instruments of $34,615 and $2,079)	$53,932	$32,684
Investment securities (includes $993,990 and $541,151 carried at fair value)	1,043,851	572,164
Loans held for sale (includes $656,334 and $632,273 carried at fair value)	714,559	650,163
Loans held for investment (net of allowance for loan losses of $34,001 and $29,278; includes $17,988 and $21,544 carried at fair value)	3,819,027	3,192,720
Mortgage servicing rights (includes $226,113 and $156,604 carried at fair value)	245,860	171,255
Other real estate owned	5,243	7,531
Federal Home Loan Bank stock, at cost	40,347	44,342
Premises and equipment, net	77,636	63,738
Goodwill	22,175	11,521
Other assets	221,070	148,377
Total assets	$6,243,700	$4,894,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,429,701	$3,231,953
Federal Home Loan Bank advances	868,379	1,018,159
Accounts payable and other liabilities	191,189	117,251
Long-term debt	125,147	61,857
Total liabilities	5,614,416	4,429,220
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,800,183 shares and 22,076,534 shares	511	511
Additional paid-in capital	336,149	222,328
Retained earnings	303,036	244,885
Accumulated other comprehensive loss	(10,412)	(2,449)
Total shareholders' equity	629,284	465,275
Total liabilities and shareholders' equity	$6,243,700	$4,894,495

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share data)	2016	2015	2014

Interest income:
Loans	$190,667	$152,621	$100,107
Investment securities	18,394	11,590	10,565
Other	476	903	621
	209,537	165,114	111,293
Interest expense:
Deposits	19,009	11,801	9,431
Federal Home Loan Bank advances	6,030	3,668	1,980
Federal funds purchased and securities sold under agreements to repurchase	4	8	22
Long-term debt	4,043	1,104	1,120
Other	402	195	71
	29,488	16,776	12,624
Net interest income	180,049	148,338	98,669
Provision (reversal of provision) for credit losses	4,100	6,100	(1,000)
Net interest income after provision for credit losses	175,949	142,238	99,669
Noninterest income:
Net gain on mortgage loan origination and sale activities	307,313	236,388	144,122
Mortgage servicing income	35,940	24,431	34,092
Income from WMS Series LLC	2,333	1,624	101
Loss on debt extinguishment	—	—	(573)
Depositor and other retail banking fees	6,790	5,881	3,572
Insurance agency commissions	1,619	1,682	1,153
Gain on sale of investment securities available for sale	2,539	2,406	2,358
Bargain purchase gain	—	7,726	—
Other	2,616	1,099	832
	359,150	281,237	185,657
Noninterest expense:
Salaries and related costs	303,354	240,587	163,387
General and administrative	63,206	56,821	41,738
Amortization of core deposit intangibles	2,166	1,924	1,095
Legal	1,867	2,807	2,071
Consulting	4,958	7,215	3,224
Federal Deposit Insurance Corporation assessments	3,414	2,573	2,316
Occupancy	30,530	24,927	18,598
Information services	33,063	29,054	20,052
Net cost (income) from operation and sale of other real estate owned	1,764	660	(470)
	444,322	366,568	252,011
Income before income taxes	90,777	56,907	33,315
Income tax expense	32,626	15,588	11,056
NET INCOME	$58,151	$41,319	$22,259
Basic income per share	$2.36	$1.98	$1.50
Diluted income per share	$2.34	$1.96	$1.49
Dividends paid on common stock per share	$—	$—	$0.11
Basic weighted average number of shares outstanding	24,615,990	20,818,045	14,800,689
Diluted weighted average number of shares outstanding	24,843,683	21,059,201	14,961,081
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2016	2015	2014

Net income	$58,151	$41,319	$22,259
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the year, net of tax (benefit) expense of $(3,400), $(713) and $8,116	(6,313)	(1,325)	15,072
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $889, ($264) and $826	(1,650)	(2,670)	(1,532)
Other comprehensive (loss) income	(7,963)	(3,995)	13,540
Comprehensive income	$50,188	$37,324	$35,799

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2013	14,799,991	$511	$94,474	$182,935	$(11,994)	$265,926
Net income	—	—	—	22,259	—	22,259
Dividends ($0.11 per share)	—	—	—	(1,628)	—	(1,628)
Share-based compensation expense	—	—	1,767	—	—	1,767
Common stock issued	56,620	—	374	—	—	374
Other comprehensive income	—	—	—	—	13,540	13,540
Balance, December 31, 2014	14,856,611	511	96,615	203,566	1,546	302,238
Net income	—	—	—	41,319	—	41,319
Share-based compensation expense	—	—	1,267	—	—	1,267
Common stock issued	7,219,923	—	124,446	—	—	124,446
Other comprehensive loss	—	—	—	—	(3,995)	(3,995)
Balance, December 31, 2015	22,076,534	511	222,328	244,885	(2,449)	465,275
Net income	—	—	—	58,151	—	58,151
Share-based compensation expense	—	—	1,788	—	—	1,788
Common stock issued	4,723,649	—	112,033	—	—	112,033
Other comprehensive loss	—	—	—	—	(7,963)	(7,963)
Balance, December 31, 2016	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,151	$41,319	$22,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	15,667	14,877	17,503
Provision (reversal of provision) for credit losses	4,100	6,100	(1,000)
Net fair value adjustment and gain on sale of loans held for sale	(268,104)	9,632	(15,350)
Fair value adjustment of loans held for investment	(354)	2,000	—
Origination of mortgage servicing rights	(90,520)	(76,417)	(46,492)
Change in fair value of mortgage servicing rights	13,280	27,483	40,691
Net gain on sale of investment securities	(2,539)	(2,406)	(2,358)
Net gain on sale of loans originated as held for investment	(2,607)	(456)	(4,586)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	1,767	176	(872)
Loss on early retirement of long-term debt	—	—	573
Loss on disposal of fixed assets	253	61	—
Net deferred income tax expense (benefit)	31,490	16,389	(13,664)
Share-based compensation expense	2,062	1,060	1,516
Bargain purchase gain	—	(7,726)	—
Origination of loans held for sale	(9,169,488)	(7,265,622)	(3,795,111)
Proceeds from sale of loans originated as held for sale	9,379,720	7,243,990	3,420,142
Cash used by changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(60,946)	(12,151)	25,420
Increase in accounts payable and other liabilities	43,255	10,002	2,693
Net cash (used in) provided by operating activities	(44,813)	8,311	(348,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(743,861)	(247,713)	(60,548)
Proceeds from sale of investment securities	164,429	112,259	96,154
Principal repayments and maturities of investment securities	112,245	36,798	24,013
Proceeds from sale of other real estate owned	5,672	6,110	9,138
Proceeds from sale of loans originated as held for investment	153,518	34,111	271,409
Proceeds from sale of mortgage servicing rights	—	4,325	39,004
Mortgage servicing rights purchased from others	—	(9)	(19)
Capital expenditures related to other real estate owned	(720)	—	—
Origination of loans held for investment and principal repayments, net	(609,981)	(476,062)	(443,492)
Proceeds from sale of property and equipment	1,148	—	—
Purchase of property and equipment	(24,482)	(20,560)	(19,898)
Net cash acquired from acquisitions	122,760	132,407	—
Net cash used in investing activities	(819,272)	(418,334)	(84,239)

	Years Ended December 31,
(in thousands)	2016	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$919,497	$111,906	$231,871
Proceeds from Federal Home Loan Bank advances	14,734,636	10,618,900	6,704,054
Repayment of Federal Home Loan Bank advances	(14,898,636)	(10,263,900)	(6,553,054)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	64,804	82,204	108,308
Repayment of federal funds purchased and securities sold under agreements to repurchase	(64,804)	(132,204)	(58,308)
Proceeds from Federal Home Loan Bank stock repurchase	284,662	153,657	1,373
Purchase of Federal Home Loan Bank stock	(279,436)	(158,565)	—
Repayment of long-term debt	—	—	(3,527)
Dividends paid	—	—	(1,628)
Proceeds from debt issuance, net	63,184	—	—
Proceeds from equity raise	58,713	—	—
Proceeds from stock issuance, net	2,713	178	130
Excess tax benefit related to the exercise of stock options	—	29	250
Net cash provided by financing activities	885,333	412,205	429,469
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,248	2,182	(3,406)
CASH AND CASH EQUIVALENTS:
Beginning of year	32,684	30,502	33,908
End of period	$53,932	$32,684	$30,502
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$28,672	$16,647	$14,271
Federal and state income taxes paid, net	14,441	11,328	6,626
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	2,056	4,396	5,556
Loans transferred from held for investment to held for sale	169,745	76,178	310,455
Loans transferred from held for sale to held for investment	12,311	25,668	92,668
Ginnie Mae loans recognized with the right to repurchase, net	6,775	7,857	6,840
Receivable from sale of mortgage servicing rights	—	—	4,244
Simplicity acquisition:
Assets acquired, excluding cash acquired	—	738,279	—
Liabilities assumed	—	718,916	—
Bargain purchase gain	—	7,345	—
Common stock issued	—	124,214	—
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	165,786	—	—
Liabilities assumed	141,267	—	—
Goodwill	8,360	—	—
Common stock issued	$50,373	$—	$—

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in real estate lending, including mortgage banking activities, and commercial and consumer banking. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HS Properties, Inc., HS Evergreen Corporate Center LLC, and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 5, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 12, Mortgage Banking Operations), valuation of certain loans held for investment (Note 5, Loans and Credit Quality), valuation of investment securities (Note 4, Investment Securities), valuation of derivatives (Note 11, Derivatives and Hedging Activities), other real estate owned (Note 6, Other Real Estate Owned), and taxes (Note 14, Income Taxes). Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of a change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $2.4 million at December 31, 2016 and 2015 is included in accounts receivable and other assets for reinsurance-related reserves.

Investment Securities

We classify investment securities as trading, held to maturity ("HTM"), or available for sale ("AFS") at the date of acquisition. Purchases and sales of securities are generally recorded on a trade-date basis. We include and record certain certificates of deposit that meet the definition of a security as HTM investments.

Investment securities that we might not hold until maturity are classified as AFS and are reported at fair value in the statement of financial condition. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as the present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”). Purchase premiums and discounts are recognized in interest income using the effective interest method over the life of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

AFS investment securities in unrealized loss positions are evaluated for other-than-temporary impairment (“OTTI”) at least quarterly. For AFS debt securities, a decline in fair value is considered to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security. For AFS equity securities, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its cost basis.

Debt securities are classified as HTM if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of purchase premiums and accretion of purchase discounts.
Transfers of securities from available for sale to held to maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security.
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

Loans Held for Sale

Loans originated for sale in the secondary market, which is our principal market, or as whole loan sales are classified as loans held for sale. Management has elected the fair value option for all single family loans held for sale (originated with the intent to be held for sale) and records these loans at fair value. The fair value of loans held for sale is generally based on observable market prices from other loans in the secondary market that have similar collateral, credit, and interest rate characteristics. If quoted market prices are not readily available, the Company may consider other observable market data such as dealer quotes for similar loans or forward sale commitments. In certain cases, the fair value may be based on a discounted cash flow model. Gains and losses from changes in fair value on loans held for sale are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans originated as held for sale are recognized in earnings. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of related servicing asset, resulting in revaluation adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale.

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

Equity method investment income from WMS LLC was $2.7 million, $2.5 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s investment in WMS LLC was $2.7 million and $2.9 million, which is included in accounts receivable and other assets at December 31, 2016 and 2015, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income/(loss) of $370 thousand, $(960) thousand, and $(1.2) million for the years ended December 31, 2016, 2015 and 2014, respectively. Income related to WMS LLC, including equity method investment income and contracted services, is classified as income from WMS Series LLC in noninterest income within the consolidated statements of operations.

The Company purchased $589.2 million, $616.9 million and $491.3 million of single family mortgage loans from WMS LLC for the years ended December 31, 2016, 2015 and 2014, respectively. The Company provides a $25.0 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $6.9 million and $8.6 million at December 31, 2016, and 2015, respectively. The highest outstanding balance of the secured line of credit was $17.0 million and $13.4 million during 2016 and 2015, respectively. The line of credit matures July 1, 2017.

Premises and Equipment

Furniture and equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization and depreciated or amortized over the shorter of the useful life of the related asset or the term of the lease, generally 3 to 30 years, using the straight-line method. Management periodically evaluates furniture and equipment and leasehold improvements for impairment.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2016 or 2015, nor was any goodwill written off due to impairment during 2016, 2015 or 2014.

Changes in the carrying amount of goodwill is detailed in the following table:

(in thousands)
Goodwill balance at December 31, 2014	$11,945
Other	(424)
Goodwill balance at December 31, 2015	11,521
Acquisitions	10,654
Goodwill balance at December 31, 2016	$22,175

Trust Preferred Securities

Trust preferred securities allow investors the ability to invest in junior subordinated debentures of the Company, which provide the Company with long-term financing. The transaction begins with the formation of a Variable Interest Entity ("VIE") established as a trust by the Company. This trust issues two classes of securities: common securities, all of which are purchased and held by the Company and recorded in other assets on the consolidated statements of financial position, and trust preferred securities, which are sold to third-party investors. The trust holds subordinated debentures (debt) issued by the Company, which the Company records in long-term debt on the consolidated statement of financial position. The trust finances the purchase the subordinated debentures with the proceeds from the sale of its common and preferred securities.

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

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings. For fair value hedges that are de-designated, the net gain or loss on the underlying transactions being hedged is amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the consolidated statements of operations. As of December 31, 2016, the Company had no derivatives that were designated as fair value hedges or cash flow hedges.

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

The Company typically sells loans servicing retained in either a pooled loan securitization transaction with a government-sponsored enterprise ("GSE"), a whole loan sale to a GSE, or a whole loan sale to market participants such as other financial institutions, who purchase the loans for investment purposes or include them in a private label securitization transaction, or the loans are pooled and sold into a conforming loan securitization with a GSE, provided loan origination parameters conform to GSE guidelines. Substantially all of the Company’s loan sales are pooled loan securitization transactions with GSEs. These conforming loan securitizations are guaranteed by GSEs, such as Fannie Mae, Ginnie Mae and Freddie Mac.

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

Advertising Expense
Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $7.4 million, $8.5 million and $7.1 million in advertising expense during the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Developments
In January 2017, Financial Accounting Standards Board ('"FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805), for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess acquisitions (or disposals) of assets or businesses. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force.” This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early application was permitted upon issuance of the ASU. The Company is currently evaluating the impact of this ASU and the Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The amendments in this ASU were issued to provide financial statement users with more decision-useful information about the current expected credit losses (CECL) on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments to this ASU require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in this ASU eliminate the requirement that losses be recognized only when incurred, and instead require that an entity recognize its current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application was permitted upon issuance of the ASU. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). The ASU was issued to simplify the accounting for measurement period adjustments for business combinations. The amendments in the ASU require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this guidance during the first quarter of 2016 and applied it prospectively to adjustments to provisional amounts.
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

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On November 10, 2016, the Company completed its acquisition of two branches and their related deposits in Southern California, from Boston Private Bank and Trust. The provisional application of the acquisition method of accounting resulted in goodwill of $2.3 million. This acquisition increases HomeStreet's network of branches in Southern California to a total of 14 retail deposit branches at December 31, 2016.

On August 12, 2016, the Company completed its acquisition of certain assets and liabilities, including two branches in Lake Oswego, Oregon, from the Bank of Oswego. The provisional application of the acquisition method of accounting resulted in goodwill of $19 thousand. This acquisition increases HomeStreet's network of branches in the Portland, Oregon metropolitan area to a total of five retail deposit branches.

On February 1, 2016, the Company completed its acquisition of Orange County Business Bank ("OCBB") located in Irvine, California. Also on February 1, 2016, OCBB was merged with and into HomeStreet Bank. The purchase price of this acquisition was $55.9 million. OCBB shareholders as of the effective time received merger consideration equal to 0.5206 shares of HomeStreet common stock, and $1.1641 in cash upon the surrender of their OCBB shares, which resulted in the issuance of 2,459,461 shares of HomeStreet common stock. The application of the acquisition method of accounting resulted in goodwill of $8.4 million. The primary objective for this acquisition is to grow our Commercial and Consumer Banking segment.

On December 11, 2015, the Company acquired a former AmericanWest Bank retail deposit branch and certain related assets located in Dayton, Washington. This acquisition increases HomeStreet’s network of branches in eastern Washington to a total of six retail deposit branches. The Company purchased the branch from Banner Bank, which had recently acquired AmericanWest Bank. The purchase resulted in a bargain purchase gain of $381 thousand.

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

A summary of the consideration paid, the assets acquired and liabilities assumed in the merger are presented below:

(in thousands)	March 1, 2015

Fair value consideration paid to Simplicity shareholders:
Cash paid (79,399 stock options, consideration based on intrinsic value at a calculated price of $17.53)		$471
Fair value of common shares issued (7,180,005 shares at $17.30 per share)		124,214
Total purchase price		124,685
Fair value of assets acquired:
Cash and cash equivalents	$112,667
Investment securities	26,845
Acquired loans	664,148
Mortgage servicing rights	980
Federal Home Loan Bank stock	5,520
Premises and equipment	2,966
Bank-owned life insurance	14,501
Core deposit intangibles	7,450
Accounts receivable and other assets	15,869
Total assets acquired	850,946

Fair value of liabilities assumed:
Deposits	651,202
Federal Home Loan Bank advances	65,855
Accounts payable and accrued expenses	1,859
Total liabilities assumed	718,916
Net assets acquired		132,030
Bargain purchase (gain)		$(7,345)

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

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015 through the period ended December 31, 2016. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.

The following table provides a breakout of Simplicity merger-related expense for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
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

	Years Ended December 31,
(in thousands, except share data)	2016	2015	2014

Net interest income	$180,049	$152,828	$129,975
Provision for credit losses	4,100	6,100	(2,150)
Total noninterest income	359,150	274,652	198,489
Total noninterest expense	444,322	358,931	293,399

Net income	$58,151	$43,997	$27,621

Basic income per share	$2.36	$2.00	$1.27
Diluted income per share	$2.34	$1.98	$1.26
Basic weighted average number of shares outstanding	24,615,990	22,038,157	21,714,874
Diluted weighted average number of shares outstanding	24,843,683	22,230,119	21,901,347

NOTE 3–REGULATORY CAPITAL REQUIREMENTS:

In July 2013, federal banking regulators (including the Federal Deposit Insurance Corporation "FDIC" and the Federal Reserve Bank "FRB") adopted new capital rules (the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. The Rules applied to both the Company and the Bank beginning in 2015.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage capital, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2016 and 2015 the Bank's capital ratios meet the regulatory capital category of “well capitalized” as defined by the Rules.

The Bank’s and the Company's capital amounts and ratios under Basel III are included in the following table:

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	671,252	14.69	365,538	8.0	456,923	10.0

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	644,252	12.34	417,716	8.0	522,146	10.0

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	455,101	13.04	157,074	4.5	226,885	6.5
Tier 1 risk-based capital (to risk-weighted assets)	455,101	13.04	209,432	6.0	279,243	8.0
Total risk-based capital (to risk-weighted assets)	485,761	13.92	279,243	8.0	349,054	10.0

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	423,005	10.52	180,912	4.5	261,317	6.5
Tier 1 risk-based capital (to risk-weighted assets)	480,038	11.94	241,216	6.0	321,621	8.0
Total risk-based capital (to risk-weighted assets)	510,697	12.70	321,621	8.0	402,026	10.0

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions ("WDFI") routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$181,158	$31	$(4,115)	$177,074
Commercial	25,896	13	(373)	25,536
Municipal bonds	473,153	1,333	(6,813)	467,673
Collateralized mortgage obligations:
Residential	194,982	32	(3,813)	191,201
Commercial	71,870	29	(1,135)	70,764
Corporate debt securities	52,045	110	(1,033)	51,122
U.S. Treasury securities	10,882	—	(262)	10,620
	$1,009,986	$1,548	$(17,544)	$993,990

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,844	$71	$(90)	$13,825
Commercial	16,303	70	(64)	16,309
Municipal bonds	19,612	99	(459)	19,252
Corporate debt securities	102	—	—	102
	$49,861	$240	$(613)	$49,488

	At December 31, 2015
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$69,342	$19	$(1,260)	$68,101
Commercial	18,142	14	(305)	17,851
Municipal bonds	168,722	3,460	(313)	171,869
Collateralized mortgage obligations:
Residential	86,167	32	(1,702)	84,497
Commercial	80,190	43	(1,100)	79,133
Corporate debt securities	81,280	125	(2,669)	78,736
U.S. Treasury securities	41,047	—	(83)	40,964
	$544,890	$3,693	$(7,432)	$541,151

HELD TO MATURITY
Mortgage-backed securities:
Residential	$15,500	$162	$(22)	$15,640
Commercial	11,965	134	(63)	12,036
Municipal bonds	3,440	170	—	3,610
Corporate debt securities	108	—	—	108
	$31,013	$466	$(85)	$31,394

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2016 and 2015, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2016 and 2015, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(3,842)	$144,240	$(273)	$9,907	$(4,115)	$154,147
Commercial	(373)	23,798	—	—	(373)	23,798
Municipal bonds	(6,813)	283,531	—	—	(6,813)	283,531
Collateralized mortgage obligations:
Residential	(3,052)	175,490	(761)	11,422	(3,813)	186,912
Commercial	(1,005)	60,926	(130)	5,349	(1,135)	66,275
Corporate debt securities	(472)	24,447	(561)	11,677	(1,033)	36,124
U.S. Treasury securities	(262)	10,620	—	—	(262)	10,620
	$(15,819)	$723,052	$(1,725)	$38,355	$(17,544)	$761,407

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(90)	$5,481	$—	$—	$(90)	$5,481
Commercial	(64)	13,156	—	—	(64)	13,156
Municipal bonds	(459)	11,717	—	—	(459)	11,717
	$(613)	$30,354	$—	$—	$(613)	$30,354

	At December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(572)	$36,477	$(688)	$21,119	$(1,260)	$57,596
Commercial	(305)	16,072	—	—	(305)	16,072
Municipal bonds	(211)	21,302	(101)	5,839	(312)	27,141
Collateralized mortgage obligations:
Residential	(673)	50,490	(1,029)	26,028	(1,702)	76,518
Commercial	(986)	60,812	(115)	4,348	(1,101)	65,160
Corporate debt securities	(1,142)	36,953	(1,527)	27,405	(2,669)	64,358
U.S. Treasury securities	(83)	40,964	—	—	(83)	40,964
	$(3,972)	$263,070	$(3,460)	$84,739	$(7,432)	$347,809

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(22)	$3,738	$—	$—	$(22)	$3,738
Commercial	(63)	8,749	—	—	(63)	8,749
	$(85)	$12,487	$—	$—	$(85)	$12,487

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2016 and 2015. In addition, as of December 31, 2016 and 2015, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities available for sale and held to maturity by contractual maturity along with the associated contractual yield for the periods indicated below. Contractual maturities for mortgage-backed securities and collateralized mortgage obligations as presented exclude the effect of expected prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	December 31, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.29%	$—	—%	$2,122	1.59%	$174,951	2.03%	$177,074	2.02%
Commercial	—	—	20,951	2.13	4,585	2.06	—	—	25,536	2.11
Municipal bonds	3,479	3.30	20,939	2.94	52,043	2.55	391,212	3.08	467,673	3.02
Collateralized mortgage obligations:
Residential	—	—	—	—	1,639	1.32	189,562	2.06	191,201	2.06
Commercial	—	—	10,860	1.84	19,273	2.74	40,631	1.91	70,764	2.12
Corporate debt securities	—	—	10,516	2.67	21,493	3.74	19,113	3.54	51,122	3.45
U.S. Treasury securities	999	0.64	—	—	9,621	1.76	—	—	10,620	1.66
Total available for sale	$4,479	2.70%	$63,266	2.43%	$110,776	2.69%	$815,469	2.57%	$993,990	2.57%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,825	3.11%	$13,825	3.11%
Commercial	—	—	4,581	2.06	11,728	2.71	—	—	16,309	2.53
Municipal bonds	—	—	—	—	6,450	2.73	12,802	3.31	19,252	3.11
Corporate debt securities	—	—	—	—	—	—	102	6.00	102	6.00
Total held to maturity	$—	—%	$4,581	2.06%	$18,178	2.72%	$26,729	3.22%	$49,488	2.93%

	At December 31, 2015
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$4	0.39%	$3,176	1.63%	$64,921	1.88%	$68,101	1.87%
Commercial	—	—	—	—	17,851	2.20	—	—	17,851	2.20
Municipal bonds	510	2.09	8,828	3.33	31,806	3.16	130,725	3.99	171,869	3.79
Collateralized mortgage obligations:
Residential	—	—	—	—	153	0.92	84,344	1.74	84,497	1.74
Commercial	—	—	5,354	1.87	56,506	2.29	17,273	1.87	79,133	2.17
Corporate debt securities	—	—	10,413	2.70	38,291	3.20	30,032	3.64	78,736	3.31
U.S. Treasury securities	39,971	0.39	993	0.63	—	—	—	—	40,964	0.40
Total available for sale	$40,481	0.41%	$25,592	2.65%	$147,783	2.69%	$327,295	2.83%	$541,151	2.60%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$15,640	3.16%	$15,640	3.16%
Commercial	—	—	—	—	12,036	2.69	—	—	12,036	2.69
Municipal bonds	—	—	—	—	2,544	3.69	1,066	5.78	3,610	4.31
Corporate debt securities	—	—	—	—	—	—	108	6.00	108	6.00
Total held to maturity	$—	—%	$—	—%	$14,580	2.86%	$16,814	3.33%	$31,394	3.11%

Sales of investment securities available for sale were as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Proceeds	$164,430	$112,259	$96,154
Gross gains	2,782	2,571	2,560
Gross losses	(243)	(165)	(201)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

(in thousands)	At December 31, 2016	At December 31, 2015

Federal Home Loan Bank to secure borrowings	$103,171	$101,288
Washington and California State to secure public deposits	30,364	22,686
Securities pledged to secure derivatives in a liability position	9,359	21,385
Other securities pledged	8,123	5,088
Total securities pledged as collateral	$151,017	$150,447

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at December 31, 2016 and 2015.

Tax-exempt interest income on securities available for sale totaling $6.3 million, $3.6 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2016	2015

Consumer loans
Single family(1)	$1,083,822	$1,203,180
Home equity and other	359,874	256,373
	1,443,696	1,459,553
Commercial loans
Commercial real estate	871,563	600,703
Multifamily	674,219	426,557
Construction/land development	636,320	583,160
Commercial business	223,653	154,262
	2,405,755	1,764,682
	3,849,451	3,224,235
Net deferred loan fees and costs	3,577	(2,237)
	3,853,028	3,221,998
Allowance for loan losses	(34,001)	(29,278)
	$3,819,027	$3,192,720

(1)
Includes $18.0 million and $21.5 million at December 31, 2016 and December 31, 2015, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.59 billion and $1.73 billion at December 31, 2016 and 2015, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $554.7 million and $572.0 million at December 31, 2016 and 2015, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

It is the Company’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2016 and 2015 with respect to such aggregate loans to these related parties and their associates:

	Years Ended December 31,
(in thousands)	2016	2015

Beginning balance, January 1	$4,511	$5,500
New loans	—	181
Principal repayments and advances, net	(132)	(1,170)
Ending balance, December 31	$4,379	$4,511

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2016, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 13.8% and 14.4% of the total portfolio, respectively. At December 31, 2015 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family, commercial real estate and construction/land development within the state of Washington, which represented 18.0% and 14.7% and 11.3% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the single family loan class within the state of California, which represented 13.6% of the total portfolio.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2016. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Allowance for credit losses (roll-forward):
Beginning balance	$30,659	$22,524	$24,089
Provision (reversal of provision) for credit losses	4,100	6,100	(1,000)
Recoveries and (charge-offs), net	505	2,035	(565)
Ending balance	$35,264	$30,659	$22,524
Components:
Allowance for loan losses	$34,001	$29,278	$22,021
Allowance for unfunded commitments	1,263	1,381	503
Allowance for credit losses	$35,264	$30,659	$22,524

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(790)	$90	$(46)	$8,196
Home equity and other	4,620	(839)	920	1,452	6,153
	13,562	(1,629)	1,010	1,406	14,349
Commercial loans
Commercial real estate	4,847	—	—	1,833	6,680
Multifamily	1,194	—	—	1,892	3,086
Construction/land development	9,271	(42)	1,143	(1,819)	8,553
Commercial business	1,785	(27)	50	788	2,596
	17,097	(69)	1,193	2,694	20,915
Total allowance for credit losses	$30,659	$(1,698)	$2,203	$4,100	$35,264

	Year Ended December 31, 2015
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,447	$(284)	$623	$(844)	$8,942
Home equity and other	3,322	(601)	288	1,611	4,620
	12,769	(885)	911	767	13,562
Commercial loans
Commercial real estate	3,846	(16)	—	1,017	4,847
Multifamily	673	(149)	149	521	1,194
Construction/land development	3,818	—	2,193	3,260	9,271
Commercial business	1,418	(329)	161	535	1,785
	9,755	(494)	2,503	5,333	17,097
Total allowance for credit losses	$22,524	$(1,379)	$3,414	$6,100	$30,659

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2016
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$7,871	$325	$8,196	$985,219	$80,676	$1,065,895
Home equity and other	6,104	49	6,153	358,350	1,463	359,813
	13,975	374	14,349	1,343,569	82,139	1,425,708
Commercial loans
Commercial real estate	6,680	—	6,680	869,225	2,338	871,563
Multifamily	3,086	—	3,086	673,374	845	674,219
Construction/land development	8,553	—	8,553	634,427	1,893	636,320
Commercial business	2,591	5	2,596	220,360	3,293	223,653
	20,910	5	20,915	2,397,386	8,369	2,405,755
Total loans evaluated for impairment	34,885	379	35,264	3,740,955	90,508	3,831,463
Loans held for investment carried at fair value						17,988	(1)
Total loans held for investment	$34,885	$379	$35,264	$3,740,955	$90,508	$3,849,451

	At December 31, 2015
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,723	$219	$8,942	$1,101,891	$79,745	$1,181,636
Home equity and other	4,545	75	4,620	254,762	1,611	256,373
	13,268	294	13,562	1,356,653	81,356	1,438,009
Commercial loans
Commercial real estate	4,847	—	4,847	597,571	3,132	600,703
Multifamily	1,194	—	1,194	423,424	3,133	426,557
Construction/land development	9,271	—	9,271	579,446	3,714	583,160
Commercial business	1,512	273	1,785	151,924	2,338	154,262
	16,824	273	17,097	1,752,365	12,317	1,764,682
Total loans evaluated for impairment	30,092	567	30,659	3,109,018	93,673	3,202,691
Loans held for investment carried at fair value						21,544	(1)
Total loans held for investment	$30,092	$567	$30,659	$3,109,018	$93,673	$3,224,235

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$77,756	$80,573	$—
Home equity and other	946	977	—
	78,702	81,550	—
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	2,945	4,365	—
	8,021	10,881	—
	$86,723	$92,431	$—
With an allowance recorded:
Consumer loans
Single family	$2,920	$3,011	$325
Home equity and other	517	517	49
	3,437	3,528	374
Commercial loans
Commercial business	348	347	5
	348	347	5
	$3,785	$3,875	$379
Total:
Consumer loans
Single family(3)	$80,676	$83,584	$325
Home equity and other	1,463	1,494	49
	82,139	85,078	374
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	3,293	4,712	5
	8,369	11,228	5
Total impaired loans	$90,508	$96,306	$379

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.1 million in single family performing TDRs.

	At December 31, 2015
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$78,240	$80,486	$—
Home equity and other	955	1,033	—
	79,195	81,519	—
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	1,373	1,475	—
	11,352	12,539	—
	$90,547	$94,058	$—
With an allowance recorded:
Consumer loans
Single family	$1,505	$1,618	$219
Home equity and other	656	656	75
	2,161	2,274	294
Commercial loans
Commercial business	965	1,019	273
	965	1,019	273
	$3,126	$3,293	$567
Total:
Consumer loans
Single family(3)	$79,745	$82,104	$219
Home equity and other	1,611	1,689	75
	81,356	83,793	294
Commercial loans
Commercial real estate	3,132	3,421	—
Multifamily	3,133	3,429	—
Construction/land development	3,714	4,214	—
Commercial business	2,338	2,494	273
	12,317	13,558	273
Total impaired loans	$93,673	$97,351	$567

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $74.7 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Years Ended December 31,
(in thousands)	2016	2015

Consumer loans
Single family	$82,745	$78,824
Home equity and other	1,408	1,922
	84,153	80,746
Commercial loans
Commercial real estate	3,083	14,416
Multifamily	1,299	4,035
Construction/land development	2,286	4,535
Commercial business	3,591	4,431
	10,259	27,417
	$94,412	$108,163

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At December 31, 2016
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,051,463	(1)	$4,348	$15,172	$12,839	$1,083,822
Home equity and other	357,191		597	514	1,572	359,874
	1,408,654		4,945	15,686	14,411	1,443,696
Commercial loans
Commercial real estate	809,996		52,519	7,165	1,883	871,563
Multifamily	660,234		13,140	508	337	674,219
Construction/land development	615,675		16,074	3,083	1,488	636,320
Commercial business	171,883		42,767	3,385	5,618	223,653
	2,257,788		124,500	14,141	9,326	2,405,755
	$3,666,442		$129,445	$29,827	$23,737	$3,849,451

	At December 31, 2015
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,165,990	(1)	$7,933	$16,439	$12,818	$1,203,180
Home equity and other	253,912		381	478	1,602	256,373
	1,419,902		8,314	16,917	14,420	1,459,553
Commercial loans
Commercial real estate	535,903		55,058	7,067	2,675	600,703
Multifamily	403,604		20,738	1,657	558	426,557
Construction/land development	552,819		25,520	4,407	414	583,160
Commercial business	120,969		30,300	1,731	1,262	154,262
	1,613,295		131,616	14,862	4,909	1,764,682
	$3,033,197		$139,930	$31,779	$19,329	$3,224,235

(1)
Includes $18.0 million and $21.5 million of loans at December 31, 2016 and 2015, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of December 31, 2016 and 2015, none of the Company's loans were rated Doubtful or Loss.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At December 31, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$4,310	$5,459	$53,563	$63,332	$1,020,490	(1)	$1,083,822	$40,846	(2)
Home equity and other	251	442	1,571	2,264	357,610		359,874	—
	4,561	5,901	55,134	65,596	1,378,100		1,443,696	40,846
Commercial loans
Commercial real estate	71	205	2,127	2,403	869,160		871,563	—
Multifamily	—	—	337	337	673,882		674,219	—
Construction/land development	—	—	1,376	1,376	634,944		636,320	—
Commercial business	202	—	2,414	2,616	221,037		223,653	—
	273	205	6,254	6,732	2,399,023		2,405,755	—
	$4,834	$6,106	$61,388	$72,328	$3,777,123		$3,849,451	$40,846

	At December 31, 2015
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$7,098	$3,537	$48,714	$59,349	$1,143,831	(1)	$1,203,180	$36,595	(2)
Home equity and other	1,095	398	1,576	3,069	253,304		256,373	—
	8,193	3,935	50,290	62,418	1,397,135		1,459,553	36,595
Commercial loans
Commercial real estate	233	—	2,341	2,574	598,129		600,703	—
Multifamily	—	—	119	119	426,438		426,557	—
Construction/land development	77	—	339	416	582,744		583,160	—
Commercial business	—	—	692	692	153,570		154,262	17
	310	—	3,491	3,801	1,760,881		1,764,682	17
	$8,503	$3,935	$53,781	$66,219	$3,158,016		$3,224,235	$36,612

(1)
Includes $18.0 million and $21.5 million of loans at December 31, 2016 and 2015 respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,071,105	(1)	$12,717	$1,083,822
Home equity and other	358,303		1,571	359,874
	1,429,408		14,288	1,443,696
Commercial loans
Commercial real estate	869,436		2,127	871,563
Multifamily	673,882		337	674,219
Construction/land development	634,944		1,376	636,320
Commercial business	221,239		2,414	223,653
	2,399,501		6,254	2,405,755
	$3,828,909		$20,542	$3,849,451

	At December 31, 2015
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,191,061	(1)	$12,119	$1,203,180
Home equity and other	254,797		1,576	256,373
	1,445,858		13,695	1,459,553
Commercial loans
Commercial real estate	598,362		2,341	600,703
Multifamily	426,438		119	426,557
Construction/land development	582,821		339	583,160
Commercial business	153,588		674	154,262
	1,761,209		3,473	1,764,682
	$3,207,067		$17,168	$3,224,235

(1)
Includes $18.0 million and $21.5 million of loans at December 31, 2016 and 2015, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	36	$7,453	$—
	Payment restructure	51	10,578	—
Home equity and other
	Interest rate reduction	2	113	—
	Payment restructure	1	192	—
Total consumer
	Interest rate reduction	38	7,566	—
	Payment restructure	52	10,770	—
		90	18,336	—
Commercial loans
Commercial business
	Payment restructure	1	51	—
Total commercial
		1	51	—
Total loans
	Interest rate reduction	38	7,566	—
	Payment restructure	53	10,821	—
		91	$18,387	$—

	Year Ended December 31, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	47	$10,167	$—
Home equity and other
	Interest rate reduction	2	130	—
Total consumer
	Interest rate reduction	49	10,297	—
		49	10,297	—
Commercial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial
		2	482	—
Total loans
	Interest rate reduction	51	10,779	—
		51	$10,779	$—

	Year Ended December 31, 2014
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	62	$12,012	$—
	Payment restructure	10	1,991	—
Home equity and other
	Interest rate reduction	3	430	—
	Payment restructure	1	58	—
Total consumer
	Interest rate reduction	65	12,442	—
	Payment restructure	11	2,049	—
		76	14,491	—
Commercial loans
Commercial real estate
	Interest rate reduction	1	1,181	—
	Payment restructure	3	4,248	—
Commercial business
	Interest rate reduction	2	117	—
	Payment restructure	3	1,270	—
	Forgiveness of principal	2	599	554
Total commercial
	Interest rate reduction	3	1,298	—
	Payment restructure	6	5,518	—
	Forgiveness of principal	2	599	554
		11	7,415	554
Total loans
	Interest rate reduction	68	13,740	—
	Payment restructure	17	7,567	—
	Forgiveness of principal	2	599	554
		87	$21,906	$554

The following tables present loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2016 and 2015, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Years Ended December 31,
	2016		2015
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	19	$4,464	10	$2,270
Home equity and other	1	93	1	68
	20	$4,557	11	$2,338

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2016	2015

Single family	$2,133	$302
Commercial real estate	552	4,332
Construction/land development	5,381	4,661
	8,066	9,295
Valuation allowance	(2,823)	(1,764)
	$5,243	$7,531

Activity in other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2016	2015

Beginning balance	$7,531	$9,448
Additions	5,417	4,448
Loss provisions	(1,553)	(695)
Reductions related to sales	(6,152)	(5,670)
Ending balance	$5,243	$7,531

Activity in the valuation allowance for other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Beginning balance	$1,764	$1,303	$1,697
Loss provisions	1,553	695	69
(Charge-offs), net of recoveries	(222)	(234)	(463)
Ending balance	$3,095	$1,764	$1,303

The components of the net cost of operation and sale of other real estate owned are as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Maintenance costs	$469	$453	$436
Loss provisions	1,332	695	69
Net gain on sales	(37)	(447)	(890)
Net operating income (loss)	—	(41)	(85)
Net cost (income) from operation and sale of other real estate owned	$1,764	$660	$(470)

At December 31, 2016, we had concentrations within the state of Washington, primarily in Thurston County, representing 78.2% of the total balance of other real estate owned. At December 31, 2015, we had concentrations within the state of Washington, primarily in Pierce and Thurston County, representing 97.9% of the total balance of other real estate owned.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	December 31,
(in thousands)	2016	2015

Furniture and equipment	$65,089	$58,856
Leasehold improvements	45,075	36,602
Land and buildings	10,437	8,767
	120,601	104,225
Less: accumulated depreciation	(42,965)	(40,487)
	$77,636	$63,738

Depreciation expense for the years ended December 31, 2016, 2015, and 2014, was $11.4 million, $10.9 million, and $7.4 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2016	2015

Noninterest-bearing accounts	$964,829	$643,028
NOW accounts, 0.00% to 1.00% at December 31, 2016 and December 31, 2015	468,812	408,477
Statement savings accounts, due on demand, 0.05% to 1.13% at December 31, 2016 and 0.00% to 1.00% at December 31, 2015	301,361	292,092
Money market accounts, due on demand, 0.00% to 1.70% at December 31, 2016 and 0.00% to 1.45% at December 31, 2015	1,603,141	1,155,464
Certificates of deposit, 0.05% to 3.80% at December 31, 2016 and December 31, 2015	1,091,558	732,892
	$4,429,701	$3,231,953

There were $21.8 million and $11.3 million in public funds included in deposits at December 31, 2016 and 2015, respectively.

Interest expense on deposits was as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

NOW accounts	$1,950	$1,773	$1,122
Statement savings accounts	1,029	1,032	929
Money market accounts	7,398	4,945	4,362
Certificates of deposit	8,632	4,051	3,018
	$19,009	$11,801	$9,431

The weighted-average interest rates on certificates of deposit at December 31, 2016, 2015 and 2014 were 0.96%, 0.96% and 0.60% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	December 31, 2016

Within one year	$758,132
One to two years	271,462
Two to three years	34,523
Three to four years	12,895
Four to five years	14,381
Thereafter	165
$1,091,558

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2016 and 2015 was $508.6 million and $290.1 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2016 and 2015 was $87.4 million and $81.7 million, respectively. There were $234.4 million and $120.3 million of brokered deposits at December 31, 2016 and 2015, respectively.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER BORROWINGS:

Federal Home Loan Bank

The Company borrows funds through advances from the FHLB. FHLB advances totaled $868.4 million and $1.02 billion as of December 31, 2016, and 2015, respectively.

Weighted-average interest rates on the advances were 0.91%, 0.64%, and 0.41% at December 31, 2016, 2015 and 2014, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 35.0% of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $282.8 million as of December 31, 2016. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2016
(in thousands)	Advances outstanding	Weighted-average interest rate

2017	$821,001	0.79%
2018	31,788	2.15
2019	10,000	4.27
2020	—	—
2021 and thereafter	5,590	5.31
	$868,379	0.91%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2016 and 2015, the Company held $40.3 million and $44.3 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is no other-than-temporary impairment of the FHLB stock investment as of December 31, 2016, or 2015.

Federal Reserve Bank of San Francisco

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco (“FRBSF”). At December 31, 2016 and 2015, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $292.1 million at December 31, 2016. The FRBSF is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. At December 31, 2016 and 2015, we had no balance of federal funds purchased and securities sold under agreements to repurchase.

NOTE 10–LONG-TERM DEBT:

In 2016, the Company closed on $65.0 million in aggregate principal amount of its 6.50% Senior Notes due 2026 (the “Senior Notes”) at an offering price of 100% plus accrued interest.

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $61.9 million that remains outstanding at December 31, 2016. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

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

The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at December 31, 2016 or 2015. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 4, Investment Securities for further information on securities collateral pledged. At December 31, 2016 and 2015, the Company did not hold any collateral received from counterparties under derivative transactions.

The Company’s derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies.

The notional amounts and fair values for derivatives consist of the following.

	At December 31, 2016
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$3,596,677	$24,623	$(15,203)
Interest rate swaptions	20,000	1	—
Interest rate lock and purchase loan commitments	746,102	19,586	(367)
Interest rate swaps	1,689,850	15,016	(26,829)
Total derivatives before netting	$6,052,629	59,226	(42,399)
Netting adjustment/Cash collateral (1)		10,174	37,836
Carrying value on consolidated statements of financial condition		$69,400	$(4,563)

	At December 31, 2015
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,069,102	$1,885	$(1,496)
Interest rate lock and purchase loan commitments	594,360	17,719	(8)
Interest rate swaps	1,109,350	8,670	(4,007)
Total derivatives before netting	$2,772,812	28,274	(5,511)
Netting adjustment/Cash collateral (1)		8,971	5,411
Carrying value on consolidated statements of financial condition		$37,245	$(100)

(1)
Includes cash collateral of $48.0 million and $14.4 million at December 31, 2016 and 2015, respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At December 31, 2016
(in thousands)	Gross fair value	Netting adjustments/Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$59,226	$10,174	$69,400	$—	$69,400

Derivative liabilities	$(42,399)	$37,836	$(4,563)	$1,820	$(2,743)

	At December 31, 2015
(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,274	$8,971	$37,245	$—	$37,245

Derivative liabilities	$(5,511)	$5,411	$(100)	$5	$(95)

(1)
Includes cash collateral of $48.0 million and $14.4 million at December 31, 2016 and 2015, respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

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

	Years Ended December 31,
(in thousands)	2016	2015	2014

Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$12,443	$2,080	$(17,258)
Mortgage servicing income (loss) (2)	(4,680)	11,709	39,727
Other (3)	735	—	—
	$8,498	$13,789	$22,469

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.
(3) Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2016	2015

Single family	$656,334	$632,273
Multifamily DUS® (1)	35,506	11,076
Other (2)	22,719	6,814
Total loans held for sale	$714,559	$650,163

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes multifamily loans originated from sources other than DUS.

Loans sold consisted of the following.

	Years Ended December 31,
(in thousands)	2016		2015	2014

Single family	$8,785,412		$7,038,635	$3,979,398
Multifamily DUS	301,442		204,744	141,859
Other (1)	168,211	(2)	29,313	—
Total loans sold	$9,255,065		$7,272,692	$4,121,257

(1)	Includes multifamily loans originated from sources other than DUS.

(2)	Included $63.2 million in single family loans sold transferred to held for investment.

Gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Single family:
Servicing value and secondary market gains(1)	$260,477	$205,513	$109,063
Loan origination and funding fees	29,966	22,221	25,572
Total single family	290,443	227,734	134,635
Multifamily	11,397	7,125	4,723
Other (2)	5,473	1,529	4,764	(3)
Total gain on mortgage loan origination and sale activities	$307,313	$236,388	$144,122

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

The composition of loans serviced for others is presented below at the unpaid principal balance.

	At December 31,
(in thousands)	2016	2015

Single family
U.S. government and agency	$18,931,835	$14,628,596
Other	556,621	719,215
	19,488,456	15,347,811
Commercial
Multifamily DUS	1,108,040	924,367
Other	69,323	79,513
	1,177,363	1,003,880
Total loans serviced for others	$20,665,819	$16,351,691

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Years Ended December 31,
(in thousands)	2016	2015

Balance, beginning of period	$2,922	$1,956
Additions, net of adjustments (1)	1,542	2,764
Realized losses (2)	(1,082)	(1,798)
Balance, end of period	$3,382	$2,922

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $7.5 million and $9.6 million were recorded in other assets as of December 31, 2016 and 2015, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2016 and 2015, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $35.8 million and $29.0 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Servicing income, net:
Servicing fees and other	$56,535	$42,197	$37,818
Changes in fair value of single family MSRs due to modeled amortization (1)	(33,305)	(34,038)	(26,112)
Amortization of multifamily MSRs	(2,635)	(1,992)	(1,712)
	20,595	6,167	9,994
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	20,025	6,555	(15,629)
Net (loss) gain from derivatives economically hedging MSR	(4,680)	11,709	39,727
	15,345	18,264	24,098
Mortgage servicing income	$35,940	$24,431	$34,092

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Years Ended December 31,
(rates per annum) (1)	2016	2015	2014

Constant prepayment rate ("CPR") (2)	13.93%	14.95%	13.30%
Discount rate (3)	10.28%	10.29%	10.50%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At December 31, 2016

Fair value of single family MSR	$226,113
Expected weighted-average life (in years)	6.34
Constant prepayment rate (1)	12.17%
Impact on 25 basis points adverse change in interest rates	$(15,616)
Impact on 50 basis points adverse change in interest rates	$(32,413)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(8,071)
Impact on fair value of 200 basis points increase	$(15,593)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Beginning balance	$156,604	$112,439	$153,128
Additions and amortization:
Originations	82,789	70,659	43,231
Purchases	—	989	19
Sale of single family MSRs	—	—	(43,248)
Changes due to modeled amortization(1)	(33,305)	(34,038)	(26,112)
Net additions and amortization	49,484	37,610	(26,110)
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	20,025	6,555	(14,579)
Ending balance	$226,113	$156,604	$112,439

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Beginning balance	$14,651	$10,885	$9,335
Origination	7,731	5,758	3,260
Amortization	(2,635)	(1,992)	(1,710)
Ending balance	$19,747	$14,651	$10,885

At December 31, 2016, the expected weighted-average life of the Company’s multifamily MSRs was 10.11 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2016

2017	$2,776
2018	2,649
2019	2,538
2020	2,453
2021	2,233
2022 and thereafter	7,098
Carrying value of multifamily MSR	$19,747

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2016 and 2015 was $42.6 million and $52.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $603.8 million and $456.4 million at December 31, 2016 and 2015, respectively. Unused home equity and commercial banking funding lines totaled $289.3 million and $216.5 million at December 31, 2016 and 2015, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $1.4 million at December 31, 2016 and 2015, respectively.

The Company is in certain agreements to invest in qualifying small businesses and small enterprises that have not been recognized in the Company's financial statements. At December 31, 2016, we had a $4.0 million future commitment to invest in these enterprises. We had no similar commitments in 2015.

The Company is obligated under non-cancelable leases for office space. Generally, the office leases also contain five-year renewal and space options. Rental expense under non-cancelable operating leases totaled $22.7 million, $20.1 million, and $15.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2016

2017	$22,276
2018	21,517
2019	18,490
2020	15,851
2021	12,801
2022 and thereafter	53,280
Total minimum payments	$144,215

1 DUS® is a registered trademark of Fannie Mae	153

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2016 and 2015, the total unpaid principal balance of loans sold under this program was $1.11 billion and $924.4 million, respectively. The Company’s reserve liability related to this arrangement totaled $1.8 million and $3.0 million at December 31, 2016 and 2015, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2016, 2015 and 2014.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $19.56 billion and $15.43 billion as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.4 million and $2.9 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2016, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of December 31, 2016.

NOTE 14–INCOME TAXES:

Income tax expense (benefit) consisted of following:

	Years Ended December 31,
(in thousands)	2016	2015	2014

Current (benefit) expense
Federal	$(1,154)	$(1,469)	$24,169
State and local	1,595	668	321
Deferred expense (benefit)
Federal	27,538	15,301	(14,363)
State and local	3,058	602	116
Tax credit investment amortization	1,589	486	813
Total income tax expense	$32,626	$15,588	$11,056

Income tax expense differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014

Income taxes at statutory rate	$31,772	$19,917	$11,660
State income tax expense net of federal tax benefit	2,073	715	221
Tax-exempt interest	(2,177)	(1,307)	(1,265)
Tax credits	(1,389)	(903)	(717)
Amortization of and pass-through losses from low income housing investments	1,018	658	617
Change in state rate	811	722	248
Bargain purchase gain	—	(2,704)	—
Reversal of deferred tax consequences on historical AFS	—	(1,107)	—
Other, net	518	(403)	292
Total income tax expense	$32,626	$15,588	$11,056

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities consisted of the following:

	At December 31,
(in thousands)	2016	2015

Deferred tax assets:
Provision for loan losses	$18,123	$15,843
Federal and state net operating loss carryforwards	7,073	4,979
Other real estate owned	1,196	656
Accrued liabilities	4,453	3,524
Other investments	283	319
Leases	3,121	1,976
Unrealized loss on investment securities available for sale	5,714	1,304
Tax credits	1,369	1,178
Stock options	1,164	999
Loan valuation	4,547	5,752
Other, net	2,163	2,753
	49,206	39,283
Deferred tax liabilities:
Mortgage servicing rights	(76,680)	(48,540)
FHLB dividends	(522)	(190)
Deferred loan fees and costs	(3,653)	(2,108)
Premises and equipment	(6,960)	(5,282)
Other intangibles - core deposit intangible	(2,813)	(2,829)
Other, net	(107)	(190)
	(90,735)	(59,139)
Net deferred tax liability	$(41,529)	$(19,856)

The Company currently has a net deferred tax liability. This net deferred tax liability is included in accounts payable and other liabilities on the consolidated statements of financial condition.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2016 management determined that sufficient evidence exists to support the future utilization of all of the Company’s deferred tax assets.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. Specifically, the Company is subject to annual limitations on the amounts of net operating loss and credit carryover that the Company can use from its pre-IPO period, or from the pre-acquisition periods of the companies that it has acquired in prior years. At December 31, 2016 and 2015, the Company has federal net operating loss carryforwards totaling $16.1 million and $13.9 million, respectively, which expire between 2029 and 2036. In addition, as of December 31, 2016, the Company has an alternative minimum tax credit of $1.3 million that may be carried forward indefinitely. The Company also has state net operating loss carryforwards as of December 31, 2016 and 2015 of $14.0 million and $1.7 million, respectively that expire between 2017 and 2036.

Retained earnings at December 31, 2016 and 2015 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) in certain events, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur a federal tax liability on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rate. Such tax liability is estimated to be approximately $4.4 million as of December 31, 2016.

The Company has recorded unrecognized tax benefits (including potential interest of $19 thousand) of $438 thousand as of December 31, 2016 and 2015. The future impact of the unrecognized tax benefit would, if recognized, affect the effective tax rate. We periodically evaluate our exposures associated with our filing positions. During 2016, no changes were made to the uncertain tax positions. Within the next 12 months, the Company expects that all open tax issues associated with its unrecognized tax benefits will be resolved.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014

Balance, beginning of year	$419	$—	$—
Increases related to prior year tax positions	—	419	—
Balance, end of year	$419	$419	$—

The Company files Federal income tax returns with the Internal Revenue Service and state income tax returns with various state tax authorities. The Company’s federal and state income tax returns are open for examination for the tax years 2012 through 2016.

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

Salaries and related costs for the years ended December 31, 2016, 2015, and 2014, included employer contributions of $7.7 million, $6.1 million and $4.5 million, respectively.

NOTE 16–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2016, 2015, and 2014, the Company recognized $1.8 million, $1.1 million, and $1.5 million of compensation cost, respectively, for share-based compensation awards.

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

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the year ended December 31, 2016 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2015	540,917	$11.65	6.2 years	$5,443
Exercised	(272,370)	11.30	0.0 years	2,783
Options outstanding at December 31, 2016	268,547	12.00	5.2 years	5,263
Options that are exercisable and expected to be exercisable (1)	268,547	12.00	5.2 years	5,263
Options exercisable	268,547	$12.00	5.2 years	$5,263

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 272,370 options have been exercised during the year ended December 31, 2016, resulting in cash received and related income tax benefits totaling $4.1 million. As of December 31, 2016, there were no unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. There were no options granted during the years ended December 31, 2016, 2015 and 2014.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2015	159,209	$18.42
Granted	147,747	20.16
Cancelled or forfeited	(13,159)	18.64
Vested	(37,343)	18.51
Restricted shares outstanding at December 31, 2016	256,454	19.34
Nonvested at December 31, 2016	256,454	$19.34

At December 31, 2016, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 1.9 years. Restricted share awards granted to senior management vest based upon the achievement of certain market conditions. One-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

Certain restricted stock awards granted to senior management during 2016 and 2015 contain both service conditions and performance conditions. Restricted stock units (“RSUs”) are stock awards with a pro-rata three year vesting, and the fair market value of the awards are determined at the grant date. Performance share units ("PSUs") are stock awards where the number of shares ultimately received by the employee depends on the company’s performance against specified targets and vest over a three-year period. The fair value of each PSU is determined on the grant date, based on the company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. Compensation cost is recognized over the requisite three-year service period on a straight-line basis and adjusted for changes in the probability that the performance targets will be achieved.

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

(in thousands)	Fair Value at December 31, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$177,074	$—	$177,074	$—
Commercial	25,536	—	25,536	—
Municipal bonds	467,673	—	467,673	—
Collateralized mortgage obligations:
Residential	191,201	—	191,201	—
Commercial	70,764	—	70,764	—
Corporate debt securities	51,122	—	51,122	—
U.S. Treasury securities	10,620	—	10,620	—
Single family mortgage servicing rights	226,113	—	—	226,113
Single family loans held for sale	656,334	—	614,524	41,810
Single family loans held for investment	17,988	—	—	17,988
Derivatives
Forward sale commitments	24,623	—	24,623	—
Interest rate swaptions	1	—	1	—
Interest rate lock and purchase loan commitments	19,586	—	—	19,586
Interest rate swaps	15,016	—	15,016	—
Total assets	$1,953,651	$—	$1,648,154	$305,497
Liabilities:
Derivatives
Forward sale commitments	$15,203	$—	$15,203	$—
Interest rate lock and purchase loan commitments	367	—	—	367
Interest rate swaps	26,829	—	26,829	—
Total liabilities	$42,399	$—	$42,032	$367

(in thousands)	Fair Value at December 31, 2015	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$68,101	$—	$68,101	$—
Commercial	17,851	—	17,851	—
Municipal bonds	171,869	—	171,869	—
Collateralized mortgage obligations:
Residential	84,497	—	84,497	—
Commercial	79,133	—	79,133	—
Corporate debt securities	78,736	—	78,736	—
U.S. Treasury securities	40,964	—	40,964	—
Single family mortgage servicing rights	156,604	—	—	156,604
Single family loans held for sale	632,273	—	582,951	49,322
Single family loans held for investment	21,544	—	—	21,544
Derivatives
Forward sale commitments	1,884	—	1,884	—
Interest rate lock and purchase loan commitments	17,719	—	—	17,719
Interest rate swaps	8,670	—	8,670	—
Total assets	$1,379,845	$—	$1,134,656	$245,189
Liabilities:
Derivatives
Forward sale commitments	$1,496	$—	$1,496	$—
Interest rate lock and purchase loan commitments	8	—	—	8
Interest rate swaps	4,007	—	4,007	—
Total liabilities	$5,511	$—	$5,503	$8

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the years ended December 31, 2016 and 2015, see Note 12, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $18.0 million and $21.5 million at December 31, 2016 and December 31, 2015, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$17,988	Income approach	Implied spread to benchmark interest rate curve	3.62%	4.97%	4.49%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$21,544	Income approach	Implied spread to benchmark interest rate curve	3.26%	4.35%	4.01%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$41,810	Income approach	Implied spread to benchmark interest rate curve	3.46%	6.14%	4.23%
			Market price movement from comparable bond	(0.49)%	(0.11)%	(0.27)%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$49,322	Income approach	Implied spread to benchmark interest rate curve	2.68%	7.62%	3.91%
			Market price movement from comparable bond	(0.43)%	(0.06)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Years Ended December 31,
(in thousands)	2016	2015

Beginning balance, net	$17,711	$11,933
Total realized/unrealized gains	146,462	149,688
Settlements	(144,954)	(143,910)
Ending balance, net	$19,219	$17,711

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$19,219	Income approach	Fall out factor	0.50%	60.34%	11.95%
			Value of servicing	0.65%	2.27%	1.08%

(dollars in thousands)	At December 31, 2015
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$17,711	Income approach	Fall out factor	0.60%	61.16%	15.80%
			Value of servicing	0.53%	1.71%	0.80%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the years ended December 31, 2016 and 2015, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate and to the appraisal value of OREO. During the year ended December 31, 2016, the Company applied a range of stated value adjustments of 7.0% to 63.4% to the stated value of commercial loans held for investment, with a weighted average of 57.5%, and a range of 0.0% to 49.1% to the appraisal value of OREO, with a weighted average of 17.9%. During the year ended December 31, 2015, the Company applied a range of stated value adjustments of 0.0% to 100.0%, with a weighted average of 36.3% to the stated value of commercial loans held for investment. During the year ended December 31, 2015, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the years ended December 31, 2016 and 2015 and what we still held at the end of the respective reporting period.

	Year Ended December 31, 2016
(in thousands)	Fair Value of Assets Held at December 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$4,586	$—	$—	$4,586	$(881)
Other real estate owned(2)	5,933	—	—	5,933	(1,332)
Total	$10,519	$—	$—	$10,519	$(2,213)

	Year Ended December 31, 2015
(in thousands)	Fair Value of Assets Held at December 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$7,492	$—	$—	$7,492	$127
Other real estate owned(2)	7,230	—	—	7,230	(526)
Total	$14,722	$—	$—	$14,722	$(399)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$53,932	$53,932	$53,932	$—	$—
Investment securities held to maturity	49,861	49,488	—	49,488	—
Loans held for investment	3,801,039	3,840,990	—	—	3,840,990
Loans held for sale - transferred from held for investment	17,512	17,512	—	—	17,512
Loans held for sale – multifamily and other	40,712	40,712	—	40,712	—
Mortgage servicing rights – multifamily	19,747	21,610	—	—	21,610
Federal Home Loan Bank stock	40,347	40,347	—	40,347	—
Liabilities:
Deposits	$4,429,701	$4,410,213	$—	$4,410,213	$—
Federal Home Loan Bank advances	868,379	870,782	—	870,782	—
Long-term debt	125,147	122,357	—	122,357	—

	At December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$32,684	$32,684	$32,684	$—	$—
Investment securities held to maturity	31,013	31,394	—	31,394	—
Loans held for investment	3,171,176	3,255,740	—	—	3,255,740
Loans held for sale – transferred from held for investment	6,814	6,814	—	—	6,814
Loans held for sale – multifamily and other	11,076	11,076	—	11,076	—
Mortgage servicing rights – multifamily	14,651	16,412	—	—	16,412
Federal Home Loan Bank stock	44,342	44,342	—	44,342	—
Liabilities:
Deposits	$3,231,953	$3,229,670	$—	$3,229,670	$—
Federal Home Loan Bank advances	1,018,159	1,021,344	—	1,021,344	—
Long-term debt	61,857	60,239	—	60,239	—

NOTE 18–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014

Net income	$58,151	$41,319	$22,259
Weighted average shares:
Basic weighted-average number of common shares outstanding	24,615,990	20,818,045	14,800,689
Dilutive effect of outstanding common stock equivalents (1)	227,693	241,156	160,392
Diluted weighted-average number of common stock outstanding	24,843,683	21,059,201	14,961,081
Earnings per share:
Basic earnings per share	$2.36	$1.98	$1.50
Diluted earnings per share	$2.34	$1.96	$1.49

Dividends per share	$—	$—	$0.11

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2016, 2015 and 2014 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero, zero and 143,400 at December 31, 2016, 2015 and 2014, respectively.

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

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$26,034	$154,015	$180,049
Provision for credit losses	—	4,100	4,100
Noninterest income	323,468	35,682	359,150
Noninterest expense	305,937	138,385	444,322
Income before income taxes	43,565	47,212	90,777
Income tax expense	16,214	16,412	32,626
Net income	$27,351	$30,800	$58,151
Total assets	$974,248	$5,269,452	$6,243,700

	Year Ended December 31, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$28,318	$120,020	$148,338
Provision for credit losses	—	6,100	6,100
Noninterest income	251,870	29,367	281,237
Noninterest expense	243,970	122,598	366,568
Income before income taxes	36,218	20,689	56,907
Income tax expense	12,916	2,672	15,588
Net income	$23,302	$18,017	$41,319
Total assets	$848,445	$4,046,050	$4,894,495

	Year Ended December 31, 2014
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$16,683	$81,986	$98,669
Provision for credit losses	—	(1,000)	(1,000)
Noninterest income	166,991	18,666	185,657
Noninterest expense	172,199	79,812	252,011
Income before income taxes	11,475	21,840	33,315
Income tax expense	3,964	7,092	11,056
Net income	$7,511	$14,748	$22,259
Total assets	$788,681	$2,746,409	$3,535,090

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

NOTE 20–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Years Ended December 31,
(in thousands)	2016	2015	2014

Beginning balance	$(2,449)	$1,546	$(11,994)
Other comprehensive (loss) income before reclassifications	(6,313)	(1,325)	15,072
Amounts reclassified from accumulated other comprehensive income (loss)	(1,650)	(2,670)	(1,532)
Net current-period other comprehensive (loss) income	(7,963)	(3,995)	13,540
Ending balance	$(10,412)	$(2,449)	$1,546

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,
(in thousands)	2016	2015	2014

Gain on sale of investment securities available for sale	$2,539	$2,406	$2,358
Income tax expense (benefit)	889	(264)	826
Total, net of tax	$1,650	$2,670	$1,532

NOTE 21–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2016	2015

Assets:
Cash and cash equivalents	$12,260	$7,777
Other assets	9,700	13,419
Investment in stock of subsidiaries	732,135	510,756
Total assets	$754,095	$531,952
Liabilities:
Other liabilities	$1,521	$4,820
Long-term debt	123,290	61,857
Total liabilities	124,811	66,677
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	336,149	222,328
Retained earnings	303,036	244,885
Accumulated other comprehensive loss	(10,412)	(2,449)
Total stockholder's equity	629,284	465,275
Total liabilities and stockholder's equity	$754,095	$531,952

Condensed Statements of Operations	Years Ended December 31,
(in thousands)	2016	2015	2014

Net interest expense	$(2,680)	$(1,036)	$(1,059)
Noninterest income	1,622	1,686	561
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(1,058)	650	(498)
Dividend from HomeStreet Capital to parent	4,697	13,181	4,200
	3,639	13,831	3,702
Noninterest expense	7,746	7,239	4,664
(Loss) income before income tax (benefit) expense	(4,107)	6,592	(962)
Income tax (benefit) expense	(4,656)	(561)	(1,827)
Income from subsidiaries	57,602	34,166	21,394
Net income	$58,151	$41,319	$22,259

Other comprehensive (loss) income	(7,963)	(3,995)	13,540
Comprehensive income	$50,188	$37,324	$35,799

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2016	2015	2014

Net cash provided by operating activities	$990	$2,654	$5,693
Cash flows from investing activities:
Net purchases of and proceeds from investment securities	(5,029)	673	1,000
Net payments for investments in and advances to subsidiaries	(116,090)	(992)	(732)
Net cash (used in) provided by investing activities	(121,119)	(319)	268
Cash flows from financing activities:
Proceeds from issuance of common stock	2,713	177	130
Proceeds from issuance of long-term debt	63,184	—	—
Proceeds from equity raise	58,713	—	—
Dividends paid	—	(5)	(1,628)
Proceeds from and repayment of advances from subsidiaries	2	—	(3,527)
Net cash provided by (used in) financing activities	124,612	172	(5,025)
Increase in cash and cash equivalents	4,483	2,507	936
Cash and cash equivalents at beginning of year	7,777	5,270	4,334
Cash and cash equivalents at end of year	$12,260	$7,777	$5,270

NOTE 22–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter Ended
(in thousands, except share data)	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015

Interest income	$56,862	$55,330	$51,291	$46,054	$44,438	$43,990	$42,440	$34,246
Interest expense	8,788	8,528	6,809	5,363	4,698	4,356	4,210	3,512
Net interest income	48,074	46,802	44,482	40,691	39,740	39,634	38,230	30,734
Provision for credit losses	350	1,250	1,100	1,400	1,900	700	500	3,000
Net interest income after provision for credit losses	47,724	45,552	43,382	39,291	37,840	38,934	37,730	27,734
Noninterest income	73,221	111,745	102,476	71,708	65,409	67,468	72,987	75,373
Noninterest expense	117,539	114,399	111,031	101,353	92,725	92,026	92,335	89,482
Income before income tax expense	3,406	42,898	34,827	9,646	10,524	14,376	18,382	13,625
Income tax expense	1,112	15,197	13,078	3,239	1,846	4,415	6,006	3,321
Net income	$2,294	$27,701	$21,749	$6,407	$8,678	$9,961	$12,376	$10,304
Basic earnings per share	$0.09	$1.12	$0.88	$0.27	$0.39	$0.45	$0.56	$0.60
Diluted earnings per share	$0.09	$1.11	$0.87	$0.27	$0.39	$0.45	$0.56	$0.59

NOTE 23–SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2016, and has included all material events that would require recognition in the 2016 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
HomeStreet, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated March 9, 2017, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 9, 2017

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders (the “2017 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
Consolidated Statements of Operations for the three years ended December 31, 2016
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2016
Consolidated Statements of Cash Flows for the three years ended December 31, 2016
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(iii)	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (2)	Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.3 (3)	First Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.4 (4)	Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (5)	Form of Common Stock Certificate

4.2	Reference is made to Exhibit 3.1

4.3 (6) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

10.1 (7)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 (8)	HomeStreet, Inc. 2014 Equity Incentive Plan

10.3 (8)	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4 (8)	Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.5(9)	Amended and Restated HomeStreet, Inc. 401(k) Savings Plan, as of January 1, 2015

10.6(9)	Amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of January 1, 2016

10.7 (7)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.8 (7)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 (10)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 (8)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated March 11, 2015

10.11 (11)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated March 26, 2015

10.12 (12)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Melba Bartels, dated August 3, 2015

10.13 (7)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.14 (7)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.15 (7)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.16 (13)†
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

10.17 (8)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.18 (9)	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.19 (12)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.20 (6)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.21 (8) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.22 (6)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.23 (8) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.24 (14)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.25 (6)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.26 (7)	HomeStreet, Inc. 2014 Management/Support Performance-Based Annual Incentive Compensation Plan

10.27 (14)	HomeStreet Bank 2015 Performance-Based Annual Incentive Compensation Plan

10.28 (8)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.29 (15)	Agreement and Plan of Merger dated as of September 25, 2015 between HomeStreet, Inc., HomeStreet Bank and Orange County Business Bank

10.30 (16)	Registration Rights Agreement dated May 20, 2016

10.31 (17)	At Market Issuance Agreement dated December 5, 2016 by and among HomeStreet, Inc., FBR Capital Markets & Co. and Keefe, Bruyette & Woods, Inc

12.1	Computation of Earnings to Fixed Charges

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(18)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS (19)(20)	XBRL Instance Document

101.SCH (19)	XBRL Taxonomy Extension Schema Document

101.CAL (19)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (19)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (19)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (19)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on August 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.

(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.

(10)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(11)	Filed as an exhibit to HomeStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35424) filed on May 11, 2015, and incorporated herein by reference.

(12)	Filed as an exhibit to HomeStreet Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35424) filed on August 6, 2015, and incorporated herein by reference.

(13)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.

(14)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on September 28, 2015, and incorporated herein by reference.

(16)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on December 6, 2016, and incorporated herein by reference.

(17)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on January 19, 2017, and incorporated herein by reference.

(18)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(19)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three years ended December 31, 2016, (ii) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2016, and (v) the Notes to Consolidated Financial Statements.

†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.

††
Instruments with respect to any other long-term debt of HomeStreet, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of HomeStreet, Inc. and its subsidiaries on a consolidated basis. HomeStreet, Inc. hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 9, 2017.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Melba A. Bartels
Melba A. Bartels
Senior Executive Vice President and Chief Financial Officer

POWERS OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and Melba A. Bartels, and each of them his "or her" attorney-in-fact, with the power of substitution, for him "or her" in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his "or her" substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Mark K. Mason, Chairman

/s/ David A. Ederer	Chairman Emeritus of the Board	March 9, 2017
David A. Ederer, Chairman Emeritus

/s/ Melba A. Bartels	Senior Executive Vice President and Chief Financial Officer	March 9, 2017
Melba A. Bartels

/s/ Scott M. Boggs	Director	March 9, 2017
Scott M. Boggs

/s/ Timothy R. Chrisman	Director	March 9, 2017
Timothy R. Chrisman

/s/ Victor H. Indiek	Director	March 9, 2017
Victor H. Indiek

/s/ Thomas E. King	Director	March 9, 2017
Thomas E. King

/s/ George W. Kirk	Director	March 9, 2017
George Kirk

/s/ Douglas I. Smith	Director	March 9, 2017
Douglas I. Smith

/s/ Donald R. Voss	Director	March 9, 2017
Donald R. Voss