Form 10-Q
period 2017-03-31
HomeStreet, Inc.
filed 2017-05-05
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
Commission file number: 001-35424
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of May 3, 2017 was 28,865,431.6.

Table of Contents

Table of Contents

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2017	December 31, 2016

ASSETS
Cash and cash equivalents (including interest-earning instruments of $15,344 and $34,615)	$61,492	$53,932
Investment securities (includes $1,136,389 and $993,990 carried at fair value)	1,185,654	1,043,851
Loans held for sale (includes $502,288 and $656,334 carried at fair value)	537,959	714,559
Loans held for investment (net of allowance for loan losses of $34,735 and $34,001; includes $19,042 and $17,988 carried at fair value)	3,957,959	3,819,027
Mortgage servicing rights (includes $235,997 and $226,113 carried at fair value)	257,421	245,860
Other real estate owned	5,646	5,243
Federal Home Loan Bank stock, at cost	41,656	40,347
Premises and equipment, net	97,349	77,636
Goodwill	22,175	22,175
Other assets	233,832	221,070
Total assets	$6,401,143	$6,243,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,595,809	$4,429,701
Federal Home Loan Bank advances	862,335	868,379
Accounts payable and other liabilities	176,891	191,189
Long-term debt	125,189	125,147
Total liabilities	5,760,224	5,614,416
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,862,744 shares and 26,800,183 shares	511	511
Additional paid-in capital	336,875	336,149
Retained earnings	312,019	303,036
Accumulated other comprehensive loss	(8,486)	(10,412)
Total shareholders' equity	640,919	629,284
Total liabilities and shareholders' equity	$6,401,143	$6,243,700

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2017	2016

Interest income:
Loans	$49,506	$42,734
Investment securities	5,632	3,053
Other	136	267
	55,274	46,054
Interest expense:
Deposits	5,623	3,569
Federal Home Loan Bank advances	2,401	1,419
Long-term debt	1,479	311
Other	120	64
	9,623	5,363
Net interest income	45,651	40,691
Provision for credit losses	—	1,400
Net interest income after provision for credit losses	45,651	39,291
Noninterest income:
Net gain on mortgage loan origination and sale activities	60,281	61,263
Mortgage servicing income	9,239	8,032
Income from WMS Series LLC	185	136
Depositor and other retail banking fees	1,656	1,595
Insurance agency commissions	396	394
Gain on sale of investment securities available for sale	6	35
Other	2,698	253
	74,461	71,708
Noninterest expense:
Salaries and related costs	71,308	67,284
General and administrative	17,128	15,522
Amortization of core deposit intangibles	514	532
Legal	160	443
Consulting	1,058	1,672
Federal Deposit Insurance Corporation assessments	824	716
Occupancy	8,209	7,155
Information services	7,648	7,534
Net cost from operation and sale of other real estate owned	25	495
	106,874	101,353
Income before income taxes	13,238	9,646
Income tax expense	4,255	3,239
NET INCOME	$8,983	$6,407

Basic income per share	$0.33	$0.27
Diluted income per share	$0.33	$0.27
Basic weighted average number of shares outstanding	26,821,396	23,676,506
Diluted weighted average number of shares outstanding	27,057,449	23,877,376
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Net income	$8,983	$6,407
Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale:
Unrealized holding gain arising during the period, net of tax expense of $1,039 and $3,572	1,930	6,633
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $2 and $12	(4)	(23)
Other comprehensive income	1,926	6,610
Comprehensive income	$10,909	$13,017

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2016	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	6,407	—	6,407
Share-based compensation expense	—	—	411	—	—	411
Common stock issued	2,473,685	—	50,429	—	—	50,429
Other comprehensive income	—	—	—	—	6,610	6,610
Balance, March 31, 2016	24,550,219	$511	$273,168	$251,292	$4,161	$529,132

Balance, January 1, 2017	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
Net income	—	—	—	8,983	—	8,983
Share-based compensation expense	—	—	643	—	—	643
Common stock issued	62,561	—	83	—	—	83
Other comprehensive income	—	—	—	—	1,926	1,926
Balance, March 31, 2017	26,862,744	$511	$336,875	$312,019	$(8,486)	$640,919

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,983	$6,407
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,807	3,763
Provision for credit losses	—	1,400
Net fair value adjustment and gain on sale of loans held for sale	(53,304)	(7,833)
Fair value adjustment of loans held for investment	(157)	869
Origination of mortgage servicing rights	(18,526)	(13,704)
Change in fair value of mortgage servicing rights	6,388	35,471
Net gain on sale of investment securities	(6)	(35)
Net gain on sale of loans originated as held for investment	(83)	(202)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(55)	388
Loss on disposal of fixed assets	50	85
Net deferred income tax expense (benefit)	7,624	(6,397)
Share-based compensation expense	720	400
Origination of loans held for sale	(1,640,341)	(1,613,692)
Proceeds from sale of loans originated as held for sale	1,867,783	1,569,466
Changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(13,983)	(17,782)
Decrease in accounts payable and other liabilities	(21,905)	(4,501)
Net cash provided by (used in) operating activities	147,995	(45,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(170,381)	(94,240)
Proceeds from sale of investment securities	2,386	9,761
Principal repayments and maturities of investment securities	26,644	9,137
Proceeds from sale of other real estate owned	708	164
Proceeds from sale of loans originated as held for investment	1,469	10,298
Mortgage servicing rights purchased from others	(354)	—
Capital expenditures related to other real estate owned	(57)	—
Origination of loans held for investment and principal repayments, net	(137,267)	(207,807)
Proceeds from sale of property and equipment	—	572
Purchase of property and equipment	(22,397)	(6,899)
Net cash acquired from acquisitions	—	17,494
Net cash used in investing activities	(299,249)	(261,520)

	Three Months Ended March 31,
(in thousands)	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$166,158	$465,053
Proceeds from Federal Home Loan Bank advances	1,804,600	3,618,950
Repayment of Federal Home Loan Bank advances	(1,810,600)	(3,767,950)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	88,000	—
Repayment of federal funds purchased and securities sold under agreements to repurchase	(88,000)	—
Proceeds from Federal Home Loan Bank stock repurchase	43,033	51,571
Purchase of Federal Home Loan Bank stock	(44,342)	(46,546)
Proceeds from stock issuance, net	11	—
Payments from equity raise	(46)	—
Excess tax benefit related to the exercise of stock options	—	11
Net cash provided by financing activities	158,814	321,089
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,560	13,672
CASH AND CASH EQUIVALENTS:
Beginning of year	53,932	32,684
End of period	$61,492	$46,356
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$8,016	$6,113
Federal and state income taxes paid (refunded), net	(23,202)	(1,360)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	1,011	353
Loans transferred from held for investment to held for sale	2,871	4,567
Loans transferred from held for sale to held for investment	3,947	—
(Reduction in) Ginnie Mae loans recognized with the right to repurchase, net	(572)	1,920
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	—	165,786
Liabilities assumed	—	141,267
Goodwill	—	8,360
Common stock issued	$—	$50,373

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HS Properties, Inc., HS Evergreen Corporate Center LLC and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), valuation of certain loans held for investment (Note 4, Loans and Credit Quality), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 6, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholder's equity as previously reported.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“2016 Annual Report on Form 10-K”).

Recent Accounting Developments

In March 2017 the Financial Accounting Standards Board ('"FASB") issued Accounting Standards Update ("ASU") No. 2017-08, Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805), for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess acquisitions (or disposals) of assets or businesses. Management does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force.” This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. Management does not anticipate that this guidance will have a material impact on its consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early application was permitted upon issuance of the ASU. Management is currently evaluating the impact of this ASU but does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
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
The amendments to this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this ASU should be applied on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the statement of financial condition as of the date of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Management is currently evaluating the impact of this ASU and the Company expects this ASU to have a material impact on the Company’s consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application was permitted upon issuance of the ASU. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.
In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
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

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On November 10, 2016, the Company completed its acquisition of two branches and their related deposits in Southern California, from Boston Private Bank and Trust. The provisional application of the acquisition method of accounting resulted in goodwill of $2.3 million. This acquisition increased HomeStreet's network of branches in Southern California to a total of 14 retail deposit branches at December 31, 2016.

On August 12, 2016, the Company completed its acquisition of certain assets and liabilities, including two branches in Lake Oswego, Oregon from The Bank of Oswego. The provisional application of the acquisition method of accounting resulted in goodwill of $19 thousand. This acquisition increased HomeStreet’s network of branches in the Portland, Oregon metropolitan area to a total of five retail deposit branches.

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

	At March 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$178,075	$29	$(4,044)	$174,060
Commercial	29,885	17	(426)	29,476
Municipal bonds	623,167	2,092	(5,325)	619,934
Collateralized mortgage obligations:
Residential	185,782	43	(3,788)	182,037
Commercial	70,025	32	(913)	69,144
Corporate debt securities	51,602	138	(665)	51,075
U.S. Treasury securities	10,886	—	(223)	10,663
	$1,149,422	$2,351	$(15,384)	$1,136,389

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,431	$54	$(95)	$13,390
Commercial	16,215	76	(85)	16,206
Municipal bonds	19,518	168	(347)	19,339
Corporate debt securities	101	—	—	101
	$49,265	$298	$(527)	$49,036

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$181,158	$31	$(4,115)	$177,074
Commercial	25,896	13	(373)	25,536
Municipal bonds	473,153	1,333	(6,813)	467,673
Collateralized mortgage obligations:
Residential	194,982	32	(3,813)	191,201
Commercial	71,870	29	(1,135)	70,764
Corporate debt securities	52,045	110	(1,033)	51,122
U.S. Treasury securities	10,882	—	(262)	10,620
	$1,009,986	$1,548	$(17,544)	$993,990

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,844	$71	$(90)	$13,825
Commercial	16,303	70	(64)	16,309
Municipal bonds	19,612	99	(459)	19,252
Corporate debt securities	102	—	—	102
	$49,861	$240	$(613)	$49,488

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2017 and December 31, 2016, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of March 31, 2017 and December 31, 2016, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(3,778)	$157,203	$(265)	$9,308	$(4,043)	$166,511
Commercial	(426)	23,550	—	—	(426)	23,550
Municipal bonds	(5,326)	240,054	—	—	(5,326)	240,054
Collateralized mortgage obligations:
Residential	(2,879)	167,427	(909)	10,589	(3,788)	178,016
Commercial	(780)	52,613	(134)	4,491	(914)	57,104
Corporate debt securities	(321)	18,731	(343)	11,007	(664)	29,738
U.S. Treasury securities	(223)	10,663	—	—	(223)	10,663
	$(13,733)	$670,241	$(1,651)	$35,395	$(15,384)	$705,636

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(95)	$5,126	$—	$—	$(95)	$5,126
Commercial	(85)	11,089	—	—	(85)	11,089
Municipal bonds	(347)	11,762	—	—	(347)	11,762
	$(527)	$27,977	$—	$—	$(527)	$27,977

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(3,842)	$144,240	$(273)	$9,907	$(4,115)	$154,147
Commercial	(373)	23,798	—	—	(373)	23,798
Municipal bonds	(6,813)	283,531	—	—	(6,813)	283,531
Collateralized mortgage obligations:
Residential	(3,052)	175,490	(761)	11,422	(3,813)	186,912
Commercial	(1,005)	60,926	(130)	5,349	(1,135)	66,275
Corporate debt securities	(472)	24,447	(561)	11,677	(1,033)	36,124
U.S. Treasury securities	(262)	10,620	—	—	(262)	10,620
	$(15,819)	$723,052	$(1,725)	$38,355	$(17,544)	$761,407

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(90)	$5,481	$—	$—	$(90)	$5,481
Commercial	(64)	13,156	—	—	(64)	13,156
Municipal bonds	(459)	11,717	—	—	(459)	11,717
	$(613)	$30,354	$—	$—	$(613)	$30,354

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2017 and December 31, 2016. In addition, as of March 31, 2017 and December 31, 2016, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At March 31, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.29%	$—	—%	$1,912	1.57%	$172,147	2.03%	$174,060	2.02%
Commercial	—	—	20,685	2.07	8,791	2.21	—	—	29,476	2.11
Municipal bonds	514	3.99	22,735	3.09	54,041	2.67	542,644	2.52	619,934	2.56
Collateralized mortgage obligations:
Residential	—	—	—	—	1,031	1.29	181,006	2.05	182,037	2.04
Commercial	—	—	10,906	1.79	19,228	2.77	39,010	1.87	69,144	2.10
Corporate debt securities	—	—	16,286	2.94	15,676	3.92	19,113	3.56	51,075	3.47
U.S. Treasury securities	999	0.64	—	—	9,664	1.77	—	—	10,663	1.66
Total available for sale	$1,514	1.76%	$70,612	2.55%	$110,343	2.72%	$953,920	2.33%	$1,136,389	2.38%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,390	3.08%	$13,390	3.08%
Commercial	—	—	4,536	2.03	11,670	2.68	—	—	16,206	2.50
Municipal bonds	—	—	—	—	6,498	2.76	12,841	3.34	19,339	3.14
Corporate debt securities	—	—	—	—	—	—	101	6.00	101	6.00
Total held to maturity	$—	—%	$4,536	2.03%	$18,168	2.71%	$26,332	3.22%	$49,036	2.92%

	At December 31, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.29%	$—	—%	$2,122	1.59%	$174,951	2.03%	$177,074	2.02%
Commercial	—	—	20,951	2.13	4,585	2.06	—	—	25,536	2.11
Municipal bonds	3,479	3.30	20,939	2.94	52,043	2.55	391,212	3.08	467,673	3.02
Collateralized mortgage obligations:
Residential	—	—	—	—	1,639	1.32	189,562	2.06	191,201	2.06
Commercial	—	—	10,860	1.84	19,273	2.74	40,631	1.91	70,764	2.12
Corporate debt securities	—	—	10,516	2.67	21,493	3.74	19,113	3.54	51,122	3.45
U.S. Treasury securities	999	0.64	—	—	9,621	1.76	—	—	10,620	1.66
Total available for sale	$4,479	2.70%	$63,266	2.43%	$110,776	2.69%	$815,469	2.57%	$993,990	2.57%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,825	3.11%	$13,825	3.11%
Commercial	—	—	4,581	2.06	11,728	2.71	—	—	16,309	2.53
Municipal bonds	—	—	—	—	6,450	2.73	12,802	3.31	19,252	3.11
Corporate debt securities	—	—	—	—	—	—	102	6.00	102	6.00
Total held to maturity	$—	—%	$4,581	2.06%	$18,178	2.72%	$26,729	3.22%	$49,488	2.93%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2017	2016

Proceeds	$2,386	$9,761
Gross gains	25	35
Gross losses	$(19)	$—

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

(in thousands)	At March 31, 2017

Federal Home Loan Bank to secure borrowings	$228,947
Washington and California State to secure public deposits	28,315
Securities pledged to secure derivatives in a liability position	9,723
Other securities pledged	7,763
Total securities pledged as collateral	$274,748

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at March 31, 2017 and December 31, 2016.

Tax-exempt interest income on securities available for sale totaling $2.4 million and $967 thousand for the three months ended March 31, 2017 and 2016, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2016 Annual Report on Form 10-K.

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

Loans held for investment consist of the following:

(in thousands)	At March 31, 2017	At December 31, 2016

Consumer loans
Single family(1)	$1,100,215	$1,083,822
Home equity and other	380,869	359,874
	1,481,084	1,443,696
Commercial loans
Commercial real estate	922,852	871,563
Multifamily	748,333	674,219
Construction/land development	611,150	636,320
Commercial business	222,761	223,653
	2,505,096	2,405,755
	3,986,180	3,849,451
Net deferred loan fees and costs	6,514	3,577
	3,992,694	3,853,028
Allowance for loan losses	(34,735)	(34,001)
	$3,957,959	$3,819,027

(1)
Includes $19.0 million and $18.0 million at March 31, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.72 billion and $1.59 billion at March 31, 2017 and December 31, 2016, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $664.1 million and $554.7 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 13.5% and 14.4% of the total portfolio, respectively. Additionally, we had a concentration representing 10% or more by state and property type for the multifamily residential loan class within the state of California, which represented 10.8% of the total portfolio. At December 31, 2016 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 13.8% and 14.4% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2017. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2016 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2017	2016

Allowance for credit losses (roll-forward):
Beginning balance	$35,264	$30,659
Provision for credit losses	—	1,400
Recoveries, net of (charge-offs)	778	364
Ending balance	$36,042	$32,423
Components:
Allowance for loan losses	$34,735	$31,305
Allowance for unfunded commitments	1,307	1,118
Allowance for credit losses	$36,042	$32,423

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,196	$—	$333	$(575)	$7,954
Home equity and other	6,153	(325)	286	432	6,546
	14,349	(325)	619	(143)	14,500
Commercial loans
Commercial real estate	6,680	—	—	356	7,036
Multifamily	3,086	—	—	707	3,793
Construction/land development	8,553	—	220	(704)	8,069
Commercial business	2,596	—	264	(216)	2,644
	20,915	—	484	143	21,542
Total allowance for credit losses	$35,264	$(325)	$1,103	$—	$36,042

	Three Months Ended March 31, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(32)	$84	$32	$9,026
Home equity and other	4,620	(94)	251	75	4,852
	13,562	(126)	335	107	13,878
Commercial loans
Commercial real estate	4,847	—	—	328	5,175
Multifamily	1,194	—	—	638	1,832
Construction/land development	9,271	(42)	210	(153)	9,286
Commercial business	1,785	(26)	13	480	2,252
	17,097	(68)	223	1,293	18,545
Total allowance for credit losses	$30,659	$(194)	$558	$1,400	$32,423

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$7,624	$330	$7,954	$997,910	$83,338	$1,081,248
Home equity and other	6,499	47	6,546	379,359	1,435	380,794
	14,123	377	14,500	1,377,269	84,773	1,462,042
Commercial loans
Commercial real estate	7,036	—	7,036	917,325	5,527	922,852
Multifamily	3,793	—	3,793	747,497	836	748,333
Construction/land development	8,069	—	8,069	609,963	1,187	611,150
Commercial business	2,216	428	2,644	219,827	2,934	222,761
	21,114	428	21,542	2,494,612	10,484	2,505,096
Total loans evaluated for impairment	35,237	805	36,042	3,871,881	95,257	3,967,138
Loans held for investment carried at fair value						19,042	(1)
Total loans held for investment	$35,237	$805	$36,042	$3,871,881	$95,257	$3,986,180

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

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2017
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$80,290	$82,343	$—
Home equity and other	920	945	—
	81,210	83,288	—
Commercial loans
Commercial real estate	5,527	6,173	—
Multifamily	836	848	—
Construction/land development	1,187	1,713	—
Commercial business	346	1,351	—
	7,896	10,085	—
	$89,106	$93,373	$—
With an allowance recorded:
Consumer loans
Single family	$3,048	$3,139	$330
Home equity and other	515	515	47
	3,563	3,654	377
Commercial loans
Commercial business	2,588	2,968	428
	2,588	2,968	428
	$6,151	$6,622	$805
Total:
Consumer loans
Single family(3)	$83,338	$85,482	$330
Home equity and other	1,435	1,460	47
	84,773	86,942	377
Commercial loans
Commercial real estate	5,527	6,173	—
Multifamily	836	848	—
Construction/land development	1,187	1,713	—
Commercial business	2,934	4,319	428
	10,484	13,053	428
Total impaired loans	$95,257	$99,995	$805

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $77.2 million in single family performing TDRs.

	At December 31, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$77,756	$80,573	$—
Home equity and other	946	977	—
	78,702	81,550	—
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	2,945	4,365	—
	8,021	10,881	—
	$86,723	$92,431	$—
With an allowance recorded:
Consumer loans
Single family	$2,920	$3,011	$325
Home equity and other	517	517	49
	3,437	3,528	374
Commercial loans
Commercial business	348	347	5
	348	347	5
	$3,785	$3,875	$379
Total:
Consumer loans
Single family(3)	$80,676	$83,584	$325
Home equity and other	1,463	1,494	49
	82,139	85,078	374
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	3,293	4,712	5
	8,369	11,228	5
Total impaired loans	$90,508	$96,306	$379

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.1 million in single family performing TDRs.

The following table provides the average recorded investment in impaired loans by portfolio segment and class.

	Three Months Ended March 31,
(in thousands)	2017	2016

Consumer loans
Single family	$82,007	$79,887
Home equity and other	1,449	1,520
	83,456	81,407
Commercial loans
Commercial real estate	3,932	3,134
Multifamily	841	3,120
Construction/land development	1,540	3,148
Commercial business	3,113	2,636
	9,426	12,038
	$92,882	$93,445

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At March 31, 2017
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,067,886	(1)	$3,109	$16,203	$13,017	$1,100,215
Home equity and other	378,409		155	450	1,855	380,869
	1,446,295		3,264	16,653	14,872	1,481,084
Commercial loans
Commercial real estate	872,245		39,979	5,251	5,377	922,852
Multifamily	734,679		11,430	1,896	328	748,333
Construction/land development	591,963		17,802	1,013	372	611,150
Commercial business	173,772		43,236	2,918	2,835	222,761
	2,372,659		112,447	11,078	8,912	2,505,096
	$3,818,954		$115,711	$27,731	$23,784	$3,986,180

(1)
Includes $19.0 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

(1)
Includes $18.0 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of March 31, 2017 and December 31, 2016, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2016 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At March 31, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$8,793	$3,654	$47,453	$59,900	$1,040,315	(1)	$1,100,215	$34,557	(2)
Home equity and other	627	19	1,855	2,501	378,368		380,869	—
	9,420	3,673	49,308	62,401	1,418,683		1,481,084	34,557
Commercial loans
Commercial real estate	—	—	2,092	2,092	920,760		922,852	—
Multifamily	—	—	328	328	748,005		748,333	—
Construction/land development	—	—	372	372	610,778		611,150	—
Commercial business	30	230	1,133	1,393	221,368		222,761	—
	30	230	3,925	4,185	2,500,911		2,505,096	—
	$9,450	$3,903	$53,233	$66,586	$3,919,594		$3,986,180	$34,557

	At December 31, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$4,310	$5,459	$53,563	$63,332	$1,020,490	(1)	$1,083,822	$40,846	(2)
Home equity and other	251	442	1,571	2,264	357,610		359,874	—
	4,561	5,901	55,134	65,596	1,378,100		1,443,696	40,846
Commercial loans
Commercial real estate	71	205	2,127	2,403	869,160		871,563	—
Multifamily	—	—	337	337	673,882		674,219	—
Construction/land development	—	—	1,376	1,376	634,944		636,320	—
Commercial business	202	—	2,414	2,616	221,037		223,653	—
	273	205	6,254	6,732	2,399,023		2,405,755	—
	$4,834	$6,106	$61,388	$72,328	$3,777,123		$3,849,451	$40,846

(1)
Includes $19.0 million and $18.0 million of loans at March 31, 2017 and December 31, 2016, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss and are a subset of the 90 days or more past due balance.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,087,319	(1)	$12,896	$1,100,215
Home equity and other	379,014		1,855	380,869
	1,466,333		14,751	1,481,084
Commercial loans
Commercial real estate	920,760		2,092	922,852
Multifamily	748,005		328	748,333
Construction/land development	610,778		372	611,150
Commercial business	221,628		1,133	222,761
	2,501,171		3,925	2,505,096
	$3,967,504		$18,676	$3,986,180

	At December 31, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,071,105	(1)	$12,717	$1,083,822
Home equity and other	358,303		1,571	359,874
	1,429,408		14,288	1,443,696
Commercial loans
Commercial real estate	869,436		2,127	871,563
Multifamily	673,882		337	674,219
Construction/land development	634,944		1,376	636,320
Commercial business	221,239		2,414	223,653
	2,399,501		6,254	2,405,755
	$3,828,909		$20,542	$3,849,451

(1)
Includes $19.0 million and $18.0 million of loans at March 31, 2017 and December 31, 2016, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended March 31, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	26	$4,823	$—
	Payment restructure	12	2,877	—
Home equity and other
	Payment restructure	1	74	—
Total consumer
	Interest rate reduction	26	4,823	—
	Payment restructure	13	2,951	—
		39	7,774	—

Commercial loans
Commercial business
	Payment restructure	1	18	—
Total commercial
	Payment restructure	1	18	—
		1	18	—
Total loans
	Interest rate reduction	26	4,823	—
	Payment restructure	14	2,969	—
		40	$7,792	$—

	Three Months Ended March 31, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	5	$1,020	$—
	Payment restructure	15	3,171	—
Total consumer
	Interest rate reduction	5	1,020	—
	Payment restructure	15	3,171	—
		20	4,191	—
Total loans
	Interest rate reduction	5	1,020	—
	Payment restructure	15	3,171	—
		20	$4,191	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2017 and 2016, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2017		2016
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	1	$270	1	$271
	1	$270	1	$271

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2017	At December 31, 2016

Noninterest-bearing accounts	$979,261	$964,829
NOW accounts, 0.00% to 1.00% at March 31, 2017 and December 31, 2016	514,271	468,812
Statement savings accounts, due on demand, 0.05% to 1.13% at March 31, 2017 and December 31, 2016	310,813	301,361
Money market accounts, due on demand, 0.00% to 1.70% and at March 31, 2017 and December 31, 2016	1,579,957	1,603,141
Certificates of deposit, 0.05% to 3.80% at March 31, 2017 and December 31, 2016	1,211,507	1,091,558
	$4,595,809	$4,429,701

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2017	2016

NOW accounts	$477	$492
Statement savings accounts	252	254
Money market accounts	2,230	1,367
Certificates of deposit	2,664	1,456
	$5,623	$3,569

The weighted-average interest rates on certificates of deposit were 0.98% and 0.96% at March 31, 2017 and December 31, 2016, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2017

Within one year	$831,210
One to two years	319,521
Two to three years	13,726
Three to four years	37,589
Four to five years	9,026
Thereafter	435
$1,211,507

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2017 and December 31, 2016 were $501.1 million and $508.6 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2017 and December 31, 2016 were $91.4 million and $87.4 million, respectively. There were $336.3 million and $234.4 million of brokered deposits at March 31, 2017 and December 31, 2016, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at March 31, 2017 or December 31, 2016. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At March 31, 2017 and December 31, 2016, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2016 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2017
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,958,542	$4,287	$(7,527)
Interest rate swaptions	70,000	31	—
Interest rate lock and purchase loan commitments	821,240	27,154	(18)
Interest rate swaps	1,730,700	11,615	(25,904)
Eurodollar futures	256,000	5	(24)
Total derivatives before netting	$4,836,482	43,092	(33,473)
Netting adjustment/Cash collateral (1)		18,461	29,943
Carrying value on consolidated statements of financial condition		$61,553	$(3,530)

	At December 31, 2016
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$3,596,677	$24,623	$(15,203)
Interest rate swaptions	20,000	1	—
Interest rate lock and purchase loan commitments	746,102	19,586	(367)
Interest rate swaps	1,689,850	15,016	(26,829)
Total derivatives before netting	$6,052,629	59,226	(42,399)
Netting adjustment/Cash collateral (1)		10,174	37,836
Carrying value on consolidated statements of financial condition		$69,400	$(4,563)

(1)
Includes cash collateral of $48.4 million and $48.0 million at March 31, 2017 and December 31, 2016 respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At March 31, 2017
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$43,092	$18,461	$61,553	$—	$61,553
Derivative liabilities	$(33,473)	$29,943	$(3,530)	$2,759	$(771)

	At December 31, 2016
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$59,226	$10,174	$69,400	$—	$69,400
Derivative liabilities	$(42,399)	$37,836	$(4,563)	$1,820	$(2,743)

(1)
Includes cash collateral of $48.4 million and $48.0 million at March 31, 2017 and December 31, 2016 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016

Recognized in noninterest income:
Net gain (loss) on mortgage loan origination and sale activities (1)	$(1,499)	$(1,092)
Mortgage servicing income (2)	379	31,707
Other (3)	—	—
	$(1,120)	$30,615

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2017	At December 31, 2016

Single family	$502,288	$656,334
Multifamily DUS® (1)	16,260	35,506
Other (2)	19,411	22,719
Total loans held for sale	$537,959	$714,559

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes multifamily and commercial loans originated from sources other than DUS®.

Loans sold consisted of the following.

	Three Months Ended March 31,
(in thousands)	2017	2016

Single family	$1,739,737	$1,471,583
Multifamily DUS®	76,849	47,970
Other (1)	13,186	11,143
Total loans sold	$1,829,772	$1,530,696

(1)	Includes multifamily and commercial loans originated from sources other than DUS®.

Gain on mortgage loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2017	2016

Single family:
Servicing value and secondary market gains(1)	$50,538	$54,127
Loan origination and administration fees	5,781	5,328
Total single family	56,319	59,455
Multifamily DUS®	3,360	1,529
Other (2)	602	279
Total gain on mortgage loan origination and sale activities	$60,281	$61,263

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily and commercial loans originated from sources other than DUS®.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At March 31, 2017	At December 31, 2016

Single family
U.S. government and agency	$19,760,612	$18,931,835
Other	542,557	556,621
	20,303,169	19,488,456
Commercial
Multifamily DUS®	1,140,414	1,108,040
Other	73,832	69,323
	1,214,246	1,177,363
Total loans serviced for others	$21,517,415	$20,665,819

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2017	2016

Balance, beginning of period	$3,382	$2,922
Additions (reductions), net (1)	(360)	27
Realized losses (2)	(159)	(224)
Balance, end of period	$2,863	$2,725

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors, depending on the requirements, to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $7.4 million and $7.5 million were recorded in other assets as of March 31, 2017 and December 31, 2016, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At both March 31, 2017 and December 31, 2016, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $35.2 million and $35.8 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2017	2016

Servicing income, net:
Servicing fees and other	$16,179	$12,433
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,520)	(7,257)
Amortization of multifamily MSRs	(931)	(637)
	6,728	4,539
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	2,132	(28,214)
Net gain from derivatives economically hedging MSR	379	31,707
	2,511	3,493
Mortgage servicing income	$9,239	$8,032

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Three Months Ended March 31,
(rates per annum) (1)	2017	2016

Constant prepayment rate ("CPR") (2)	11.91%	17.28%
Discount rate (3)	10.28%	10.25%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2017

Fair value of single family MSR	$235,997
Expected weighted-average life (in years)	6.32
Constant prepayment rate (1)	12.21%
Impact on 25 basis points adverse change in interest rates	$(16,916)
Impact on 50 basis points adverse change in interest rates	$(35,044)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(8,443)
Impact on fair value of 200 basis points increase	$(16,310)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2017	2016

Beginning balance	$226,113	$156,604
Additions and amortization:
Originations	15,918	12,281
Purchases	354	35
Changes due to modeled amortization(1)	(8,520)	(7,257)
Net additions and amortization	7,752	5,059
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	2,132	(28,214)
Ending balance	$235,997	$133,449

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2017	2016

Beginning balance	$19,747	$14,651
Origination	2,608	1,388
Amortization	(931)	(637)
Ending balance	$21,424	$15,402

At March 31, 2017, the expected weighted-average life of the Company’s multifamily MSRs was 10.17 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2017

Remainder of 2017	$2,192
2018	2,850
2019	2,748
2020	2,666
2021	2,451
2022 and thereafter	8,517
Carrying value of multifamily MSR	$21,424

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2017 and December 31, 2016 was $46.0 million and $42.6 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $592.4 million and $603.8 million at March 31, 2017 and December 31, 2016, respectively. Unused home equity and commercial banking funding lines totaled $320.3 million and $289.3 million at March 31, 2017 and December 31, 2016, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily DUS® that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts. Under the program, the DUS® lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS® loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2017 and December 31, 2016, the total unpaid principal balance of loans sold under this program was $1.14 billion and $1.11 billion, respectively. The Company’s reserve liability related to this arrangement totaled $1.8 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2017 and 2016.

Mortgage repurchase liability

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans into Ginnie Mae guaranteed mortgage-backed securities and pools conventional loans into Fannie Mae and Freddie Mac guaranteed mortgage-backed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans, or indemnify loan purchasers, or FHA or VA due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $20.38 billion and $19.56 billion as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.9 million and $3.4 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2017, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of March 31, 2017.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement within our 2016 Annual Report on Form 10-K.

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

The Company’s real estate valuations are overseen by the Company’s appraisal department. The appraisal department maintains the Company’s appraisal policy and recommends changes to the policy subject to approval by the Company’s Loan Committee and the Credit Committee of the Board. The Company’s appraisals are prepared by independent third-party appraisers and the Company’s internal appraisers. Single family appraisals are generally reviewed by the Company’s single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company’s appraisal department.

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
Multifamily loans (DUS®) and other
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
Loans held for investment
Loans held for investment, excluding collateral dependent loans and loans transferred from held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments

For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of the 2016 Annual Report on Form 10-K. Estimated fair value classified as Level 3.
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
Level 3 recurring fair value measurement
Multifamily MSRs and other	Fair value is based on discounted estimated future servicing fees and other revenue, less estimated costs to service the loans.	Carried at lower of amortized cost or fair value Estimated fair value classified as Level 3.
Derivatives
Eurodollar futures	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement
Interest rate swaps Interest rate swaptions Forward sale commitments
Fair value is based on quoted prices for identical or similar instruments, when available.

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Interest rate lock and purchase loan commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at March 31, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$174,060	$—	$174,060	$—
Commercial	29,476	—	29,476	—
Municipal bonds	619,934	—	619,934	—
Collateralized mortgage obligations:
Residential	182,037	—	182,037	—
Commercial	69,144	—	69,144	—
Corporate debt securities	51,075	—	51,075	—
U.S. Treasury securities	10,663	—	10,663	—
Single family mortgage servicing rights	235,997	—	—	235,997
Single family loans held for sale	502,288	—	461,958	40,330
Single family loans held for investment	19,042	—	—	19,042
Derivatives
Eurodollar futures	5	5	—	—
Forward sale commitments	4,287	—	4,287	—
Interest rate swaptions	31	—	31	—
Interest rate lock and purchase loan commitments	27,154	—		27,154
Interest rate swaps	11,615	—	11,615	—
Total assets	$1,936,808	$5	$1,614,280	$322,523
Liabilities:
Derivatives
Eurodollar futures	$24	$24	$—	$—
Forward sale commitments	7,527	—	7,527	—
Interest rate lock and purchase loan commitments	18	—	—	18
Interest rate swaps	25,904	—	25,904	—
Total liabilities	$33,473	$24	$33,431	$18

(in thousands)	Fair Value at December 31, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$177,074	$—	$177,074	$—
Commercial	25,536	—	25,536	—
Municipal bonds	467,673	—	467,673	—
Collateralized mortgage obligations:
Residential	191,201	—	191,201	—
Commercial	70,764	—	70,764	—
Corporate debt securities	51,122	—	51,122	—
U.S. Treasury securities	10,620	—	10,620	—
Single family mortgage servicing rights	226,113	—	—	226,113
Single family loans held for sale	656,334	—	614,524	41,810
Single family loans held for investment	17,988	—	—	17,988
Derivatives
Forward sale commitments	24,623	—	24,623	—
Interest rate swaptions	1	—	1	—
Interest rate lock and purchase loan commitments	19,586	—	—	19,586
Interest rate swaps	15,016	—	15,016	—
Total assets	$1,953,651	$—	$1,648,154	$305,497
Liabilities:
Derivatives
Forward sale commitments	$15,203	$—	$15,203	$—
Interest rate lock and purchase loan commitments	367	—	—	367
Interest rate swaps	26,829	—	26,829	—
Total liabilities	$42,399	$—	$42,032	$367

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2017 and 2016, see Note 7, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $19.0 million at March 31, 2017.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At March 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$19,042	Income approach	Implied spread to benchmark interest rate curve	3.62%	4.87%	4.28%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$17,988	Income approach	Implied spread to benchmark interest rate curve	3.62%	4.97%	4.49%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At March 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$40,330	Income approach	Implied spread to benchmark interest rate curve	3.27%	5.07%	4.05%
			Market price movement from comparable bond	(0.37)%	(0.25)%	(0.31)%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$41,810	Income approach	Implied spread to benchmark interest rate curve	3.46%	6.14%	4.23%
			Market price movement from comparable bond	(0.49)%	(0.11)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended March 31,
(in thousands)	2017	2016

Beginning balance, net	$19,219	$17,711
Total realized/unrealized gains	35,459	44,528
Settlements	(27,542)	(33,757)
Ending balance, net	$27,136	$28,482

The following table presents fair value changes and activity for Level 3 loans held for sale and loans held for investment.

Three Months Ended March 31, 2017	Beginning balance	Additions	Transfers	Payoff	Change in mark to market	Ending balance
(in thousands)
Loans held for sale	$41,810	$2,799	$(690)	$(3,226)	$(363)	$40,330
Loans held for investment	17,988	—	1,206	—	(152)	19,042

Three Months Ended March 31, 2016
Loans held for sale	$49,322	$483	$—	$(4,829)	$582	$45,558
Loans held for investment	21,544	—	—	(3,080)	(137)	18,327

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At March 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$27,136	Income approach	Fall-out factor	0.42%	62.75%	12.87%
			Value of servicing	0.64%	1.94%	1.00%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$19,219	Income approach	Fall-out factor	0.50%	60.34%	11.95%
			Value of servicing	0.65%	2.27%	1.08%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three months ended March 31, 2017 and 2016, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended March 31, 2017, the Company applied a range of stated value adjustments of 9.4% to 100.0%, with a weighted average of 40.9%. During the three months ended March 31, 2016, the Company did not apply any adjustments to the stated value of such loans. During the three months ended March 31, 2017 and 2016, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three months ended March 31, 2017 and 2016 and what we still held at the end of the respective reporting period.

	At or for the Three Months Ended March 31, 2017
(in thousands)	Fair Value of Assets Held at March 31, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,090	$—	$—	$2,090	$(41)
Other real estate owned(2)	5,989	—	—	5,989	—
Total	$8,079	$—	$—	$8,079	$(41)

	At or for the Three Months Ended March 31, 2016
(in thousands)	Fair Value of Assets Held at March 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,619	$—	$—	$2,619	$(34)
Other real estate owned(2)	5,485	—	—	5,485	(391)
Total	$8,104	$—	$—	$8,104	$(425)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$61,492	$61,492	$61,492	$—	$—
Investment securities held to maturity	49,265	47,965	—	47,965	—
Loans held for investment	3,938,917	3,969,088	—	—	3,969,088
Loans held for sale – transferred from held for investment	16,055	16,055	—	—	16,055
Loans held for sale – multifamily and other	19,616	19,616	—	19,616	—
Mortgage servicing rights – multifamily	21,424	23,387	—	—	23,387
Federal Home Loan Bank stock	41,656	41,656	—	41,656	—
Liabilities:
Deposits	$4,595,809	$4,575,208	$—	$4,575,208	$—
Federal Home Loan Bank advances	862,335	864,505	—	864,505	—
Long-term debt	125,189	122,248	—	122,248	—

	At December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$53,932	$53,932	$53,932	$—	$—
Investment securities held to maturity	49,861	49,488	—	49,488	—
Loans held for investment	3,801,039	3,840,990	—	—	3,840,990
Loans held for sale – transferred from held for investment	17,512	17,512	—	—	17,512
Loans held for sale – multifamily	40,712	40,712	—	40,712	—
Mortgage servicing rights – multifamily	19,747	21,610	—	—	21,610
Federal Home Loan Bank stock	40,347	40,347	—	40,347	—
Liabilities:
Deposits	$4,429,701	$4,410,213	$—	$4,410,213	$—
Federal Home Loan Bank advances	868,379	870,782	—	870,782	—
Long-term debt	125,147	122,357	—	122,357	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2017	2016

Net income	$8,983	$6,407
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,821,396	23,676,506
Dilutive effect of outstanding common stock equivalents (1)	236,053	200,870
Diluted weighted-average number of common stock outstanding	27,057,449	23,877,376
Earnings per share:
Basic earnings per share	$0.33	$0.27
Diluted earnings per share	$0.33	$0.27

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2017 and 2016 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 141,618 at March 31, 2017 and zero at March 31, 2016.

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

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets and performs mortgage servicing on certain loans. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our MSR portfolio. We reflect the results from the management of loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,747	$40,904	$45,651
Provision for credit losses	—	—	—
Noninterest income	65,036	9,425	74,461
Noninterest expense	70,404	36,470	106,874
(Loss) income before income taxes	(621)	13,859	13,238
Income tax (benefit) expense	(312)	4,567	4,255
Net (loss) income	$(309)	$9,292	$8,983
Total assets	$817,972	$5,583,171	$6,401,143

	Three Months Ended March 31, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,045	$35,646	$40,691
Provision for credit losses	—	1,400	1,400
Noninterest income	67,065	4,643	71,708
Noninterest expense	64,723	36,630	101,353
Income before income taxes	7,387	2,259	9,646
Income tax expense	2,522	717	3,239
Net income	$4,865	$1,542	$6,407
Total assets	$904,252	$4,513,000	$5,417,252

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

NOTE 12–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended March 31,
(in thousands)	2017	2016

Beginning balance	$(10,412)	$(2,449)
Other comprehensive income before reclassifications	1,930	6,633
Amounts reclassified from accumulated other comprehensive (loss)	(4)	(23)
Net current-period other comprehensive income	1,926	6,610
Ending balance	$(8,486)	$4,161

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 31,
(in thousands)	2017	2016

Gain on sale of investment securities available for sale	$6	$35
Income tax expense	2	12
Total, net of tax	$4	$23

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

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2016 Annual Report on Form 10-K.

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements, and we may take actions that differ from our current plans and expectations. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of management's plans and objectives of management for future operations or programs;

•	any statements regarding future operations, plans, shareholder approvals, or regulatory compliance;

•	any statements concerning proposed new products or services;

•	any statements about the expected or estimated performance of our loan portfolio

•	any statements regarding pending or future mergers, acquisitions or other transactions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

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

Except as otherwise noted, references to “we,” “our,” “us” or “the Company” refer to HomeStreet, Inc. and its subsidiaries that are consolidated for financial reporting purposes. Statements of knowledge, intention or belief reflect those characteristics of our executive management team based on current facts and circumstances.

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

Summary Financial Data

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016

Income statement data (for the period ended):
Net interest income	$45,651	$48,074	$46,802	$44,482	$40,691
Provision for credit losses	—	350	1,250	1,100	1,400
Noninterest income	74,461	73,221	111,745	102,476	71,708
Noninterest expense	106,874	117,539	114,399	111,031	101,353
Income before income taxes	13,238	3,406	42,898	34,827	9,646
Income tax expense	4,255	1,112	15,197	13,078	3,239
Net income	$8,983	$2,294	$27,701	$21,749	$6,407
Basic income per share	$0.33	$0.09	$1.12	$0.88	$0.27
Diluted income per share	$0.33	$0.09	$1.11	$0.87	$0.27
Common shares outstanding	26,862,744	26,800,183	24,833,008	24,821,349	24,550,219
Weighted average number of shares outstanding:
Basic	26,821,396	25,267,909	24,811,169	24,708,375	23,676,506
Diluted	27,057,449	25,588,691	24,996,747	24,911,919	23,877,376
Shareholders' equity per share	$23.86	$23.48	$23.60	$22.55	$21.55
Financial position (at period end):
Cash and cash equivalents	$61,492	$53,932	$55,998	$45,229	$46,356
Investment securities	1,185,654	1,043,851	991,325	928,364	687,081
Loans held for sale	537,959	714,559	893,513	772,780	696,692
Loans held for investment, net	3,957,959	3,819,027	3,764,178	3,698,959	3,523,551
Mortgage servicing rights	257,421	245,860	167,501	147,266	148,851
Other real estate owned	5,646	5,243	6,440	10,698	7,273
Total assets	6,401,143	6,243,700	6,226,601	5,941,178	5,417,252
Deposits	4,595,809	4,429,701	4,504,560	4,239,155	3,823,027
Federal Home Loan Bank advances	862,335	868,379	858,923	878,987	883,574
Shareholders' equity	$640,919	$629,284	$586,028	$559,603	$529,132
Financial position (averages):
Investment securities	$1,153,248	$962,504	$981,223	$766,248	$625,695
Loans held for investment	3,914,537	3,823,253	3,770,133	3,677,361	3,399,479
Total interest-earning assets	5,782,061	5,711,154	5,692,999	5,186,131	4,629,507
Total interest-bearing deposits	3,496,190	3,413,311	3,343,339	3,072,314	2,734,975
Federal Home Loan Bank advances	975,914	938,342	988,358	946,488	896,726
Federal funds purchased and securities sold under agreements to repurchase	978	951	2,242	—	—
Total interest-bearing liabilities	4,598,243	4,477,732	4,459,213	4,110,208	3,693,558
Shareholders’ equity	$649,439	$616,497	$588,335	$548,080	$510,883

Summary Financial Data (continued)

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016

Financial performance:
Return on average shareholders' equity (1)	5.53%	1.49%	18.83%	15.87%	5.02%
Return on average assets	0.57%	0.15%	1.79%	1.54%	0.51%
Net interest margin (2)	3.23%	3.42%	3.34%	3.48%	3.55%
Efficiency ratio (3)	88.98%	96.90%	72.15%	75.55%	90.17%
Asset quality:
Allowance for credit losses	$36,042	$35,264	$35,233	$34,001	$32,423
Allowance for loan losses/total loans (4)	0.87%	0.88%	0.89%	0.88%	0.88%
Allowance for loan losses/nonaccrual loans	185.99%	165.52%	131.07%	207.41%	195.51%
Total nonaccrual loans (5)(6)	$18,676	$20,542	$25,921	$15,745	$16,012
Nonaccrual loans/total loans	0.47%	0.53%	0.68%	0.42%	0.45%
Other real estate owned	$5,646	$5,243	$6,440	$10,698	$7,273
Total nonperforming assets (6)	$24,322	$25,785	$32,361	$26,443	$23,285
Nonperforming assets/total assets	0.38%	0.41%	0.52%	0.45%	0.43%
Net (recoveries) charge-offs	$(778)	$319	$18	$(478)	$(364)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.00%	10.26%	9.91%	10.28%	10.17%
Tier 1 common equity risk-based capital (to risk-weighted assets)	13.18%	13.92%	13.61%	13.52%	13.09%
Tier 1 risk-based capital (to risk-weighted assets)	13.18%	13.92%	13.61%	13.52%	13.09%
Total risk-based capital (to risk-weighted assets)	13.95%	14.69%	14.41%	14.33%	13.93%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.47%	9.78%	9.52%	9.88%	10.50%
Tier 1 common equity risk-based capital (to risk-weighted assets)	9.92%	10.54%	10.37%	10.31%	10.60%
Tier 1 risk-based capital (to risk-weighted assets)	11.02%	11.66%	11.55%	11.51%	11.89%
Total risk-based capital (to risk-weighted assets)	11.69%	12.34%	12.25%	12.22%	12.63%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.97%, 1.00%, 1.05%, 1.03% and 1.07% at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $750 thousand, $1.9 million, $2.1 million, $2.6 million and $2.6 million of nonperforming loans guaranteed by the SBA at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

	At or for the Three Months Ended
(in thousands)	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016

SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$20,303,169	$19,488,456	$18,199,040	$17,073,520	$15,980,932
Multifamily DUS® (3)	1,140,414	1,108,040	1,055,181	1,023,505	946,191
Other	73,832	69,323	67,348	62,466	62,566
Total loans serviced for others	$21,517,415	$20,665,819	$19,321,569	$18,159,491	$16,989,689

Loan production volumes:
Mortgage Banking segment:
Single family mortgage closed loans(1)(2)	$1,621,053	$2,514,657	$2,647,943	$2,261,599	$1,573,148
Single family mortgage interest rate lock commitments(2)	1,622,622	1,765,942	2,689,640	2,361,691	1,803,703
Single family mortgage loans sold(2)	1,739,737	2,651,022	2,489,415	2,173,392	1,471,583
Commercial and Consumer Banking segment:
Loan originations
Multifamily DUS® (3)	$57,552	$94,725	$45,497	$146,535	$39,094
Other (4)	6,798	3,008	2,913	5,528	—
Loans sold
Multifamily DUS® (3)	76,849	85,594	58,484	109,394	47,970
Other (4)	$13,186	$75,000	$50,255	$31,813	$—

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(4)	Includes multifamily loans originated from sources other than DUS®.

About Us

HomeStreet is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily in the western United States, including Hawaii. We are principally engaged in commercial and consumer banking and real estate lending, including single family mortgage origination and servicing.
HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. We also sell insurance products and services for commercial and consumer clients under the name HomeStreet Insurance.
HomeStreet Bank is a Washington state-chartered commercial bank providing commercial, consumer and mortgage loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in an affiliated business arrangement with WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises whose home loan business is known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).
HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS"®)(1) in conjunction with HomeStreet Bank.
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
During the first quarter of 2017, we continued to execute our strategy of diversifying earnings by expanding our commercial and consumer banking business; growing or maintaining our mortgage banking market share in our existing markets; and driving efficiencies in our processing, compliance and risk management capabilities. We continue to expand within our existing footprint, especially in high-growth areas of Puget Sound and Southern California, where we have opened new branches and loan offices in order to build convenience and market share. These markets include the San Diego area, Northern California Bay area; Salt Lake City, Utah; Phoenix, Arizona and Boise, Idaho.
At March 31, 2017, we had total assets of $6.40 billion, net loans held for investment of $3.96 billion, deposits of $4.60 billion and shareholders’ equity of $640.9 million. This includes $189.2 million of assets, $125.8 million of loans, $126.5 million of deposits and $8.4 million of goodwill added through the acquisition of Orange County Business Bank by merger in the first quarter of 2016, $41.6 million in assets, $40.3 million in loans and $48.1 million in deposits added through the acquisition of the assets and certain liabilities of The Bank of Oswego in the third quarter of 2016 and $104.5 million in deposits added through the acquisition of two branches in Southern California from Boston Private Bank & Trust in the fourth quarter of 2016.
Management’s Overview of First Quarter of 2017 Financial Performance

Results of Operations

Results for the first quarter of 2017 reflect the continued expansion of our commercial and consumer business and growth of our mortgage business. During the past twelve months, we have increased our lending capacity by adding loan origination and operations personnel in all of our lending lines of business. In the same period, we added 12 primary stand-alone home loan centers, two primary commercial lending centers and seven retail deposit branches, including three de novo branches, to bring our total primary stand-alone home loan centers to 49, our total primary commercial loan centers to six and our total retail deposit branches to 55. We also have one stand-alone insurance office.

For the three months ended March 31, 2017, net income was $9.0 million, an increase of $2.6 million or 40.2% from $6.4 million for the three months ended March 31, 2016. Included in net income for the three months ended 2016 were acquisition-related expenses, net of tax, of $3.4 million. There were no similar expenses for the three months ended March 31, 2017.

1 DUS® is a registered trademark of Fannie Mae	57

Consolidated Financial Performance

	At or for the Three Months Ended March 31,		Percent Change
(in thousands, except per share data and ratios)	2017	2016

Selected statement of operations data
Total net revenue (1)	$120,112	$112,399	7%
Total noninterest expense	106,874	101,353	5%
Provision for credit losses	—	1,400	(100)%
Income tax expense	4,255	3,239	31%
Net income	$8,983	$6,407	40%

Financial performance
Diluted income per share	$0.33	$0.27
Return on average common shareholders’ equity	5.53%	5.02%
Return on average assets	0.57%	0.51%
Net interest margin	3.23%	3.55%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three months ended March 31, 2017 was $9.3 million compared to $1.5 million for the three months ended March 31, 2016. The increase was primarily due to higher net interest income resulting from higher average balances of interest-earning assets and increases in noninterest income. These increases were the combined result of merger and acquisition activities and organic growth. Included in net income for the three months ended March 31, 2016 were acquisition-related expenses, net of tax, of $3.4 million. There were no similar expenses in the three months ended March 31, 2017.

Commercial and Consumer Banking segment net interest income was $40.9 million for the first quarter of 2017, an increase of $5.3 million, or 14.7%, from $35.6 million for the first quarter of 2016, reflecting higher average balances of loans held for investment as a result of organic growth and acquisitions.

For the three months ended March 31, 2017, the Company recorded no provision for credit losses compared to $1.4 million for the three months ended March 31, 2016. Net recoveries were $778 thousand in the first quarter of 2017 compared to net recoveries of $364 thousand in the first quarter of 2016. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.87% and 0.88% of loans held for investment at March 31, 2017 and March 31, 2016, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.97% of loans held for investment at March 31, 2017 compared to 1.07% at March 31, 2016. Nonperforming assets were $24.3 million, or 0.38% of total assets at March 31, 2017, compared to $23.3 million, or 0.43% of total assets at March 31, 2016.

Commercial and Consumer Banking segment noninterest expense was $36.5 million for the first quarter of 2017, a decrease of $161 thousand, or 0.4%, from $36.6 million for the first quarter of 2016. The decrease in noninterest expense was primarily due to acquisition related costs of $5.2 million in the first quarter of 2016 with no similar costs in the first quarter of 2017. The decrease was partially offset by increased costs related to organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. Over the past 12 months, we added seven retail deposit branches, three de novo and four from acquisitions, and increased the segment's headcount by 13.2%. During the same period, the commercial and consumer banking segment further expanded its commercial lending business with the opening of two new stand-alone primary commercial lending centers.

Mortgage Banking Segment Results

Mortgage Banking segment net income (loss) for the three months ended March 31, 2017 was a net loss of $309 thousand compared to net income of $4.9 million for the three months ended March 31, 2016. The decrease in net income was primarily due to a $181.1 million reduction in rate locks and higher noninterest expense from the continued expansion of personnel and offices.

Mortgage Banking noninterest income for the three months ended March 31, 2017 was $65.0 million compared to $67.1 million for the three months ended March 31, 2016 primarily due to a 10.0% decrease in single family mortgage interest rate lock commitments. The decrease in interest rate lock commitments was the result of higher mortgage interest rates, which reduced the volume of refinance activity in the period. This decrease was partially offset by growth in overall segment loan origination capacity through the addition of mortgage production personnel and the expansion of our network of mortgage loan centers. We increased our mortgage production personnel by 12% at March 31, 2017 compared to March 31, 2016.

Mortgage Banking noninterest expense for the three months ended March 31, 2017 was $70.4 million compared to $64.7 million for the three months ended March 31, 2016 primarily due to the continued expansion of personnel and offices in existing markets and costs associated with implementing a new loan origination system. We added twelve primary home loan centers and increased the segment's headcount by 14.5% during the past twelve months.

Regulatory Matters

The Company's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2017 were 9.47%, 9.92%, 11.02% and 11.69%, respectively. The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2017 were 10.00%, 13.18%, 13.18% and 13.95%, respectively. The Company's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2016 were 9.78%, 10.54%, 11.66% and 12.34%, respectively. At December 31, 2016, the Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios were 10.26%, 13.92%, 13.92% and 14.69%, respectively.

For more on the Basel III requirements as they apply to us, please see “Capital Management" within the Liquidity and Capital Resources section of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 9, 2017 and please see "Capital Management" within the Liquidity and Capital Resource section of this Form 10-Q.

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

These policies and estimates are described in further detail in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2016 Annual Report on Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2017			2016
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$91,220	$136	0.60%	$40,038	$44	0.44%
Investment securities	1,153,248	6,598	2.29%	625,695	3,766	2.41%
Loans held for sale	623,056	6,087	3.91%	564,295	5,487	3.90%
Loans held for investment	3,914,537	43,486	4.45%	3,399,479	37,278	4.38%
Total interest-earning assets	5,782,061	56,307	3.90%	4,629,507	46,575	4.02%
Noninterest-earning assets (2)	561,957			402,697
Total assets	$6,344,018			$5,032,204
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$450,598	$477	0.43%	$415,725	$492	0.48%
Savings accounts	304,315	252	0.33%	296,539	254	0.34%
Money market accounts	1,589,696	2,211	0.56%	1,187,476	1,364	0.46%
Certificate accounts	1,151,581	2,801	0.98%	835,235	1,525	0.73%
Total interest-bearing deposits	3,496,190	5,741	0.66%	2,734,975	3,635	0.53%
Federal Home Loan Bank advances	975,914	2,401	0.99%	896,726	1,419	0.63%
Federal funds purchased and securities sold under agreements to repurchase	978	2	0.85%	—	—	—%
Long-term debt	125,161	1,479	4.75%	61,857	311	1.99%
Total interest-bearing liabilities	4,598,243	9,623	0.84%	3,693,558	5,365	0.59%
Noninterest-bearing liabilities	1,096,336			827,763
Total liabilities	5,694,579			4,521,321
Shareholders’ equity	649,439			510,883
Total liabilities and shareholders’ equity	$6,344,018			$5,032,204
Net interest income (3)		$46,684			$41,210
Net interest spread			3.06%			3.43%
Impact of noninterest-bearing sources			0.17%			0.12%
Net interest margin			3.23%			3.55%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.0 million and $519 thousand for the quarter ended March 31, 2017 and 2016, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $446 thousand and $664 thousand for the three months ended March 31, 2017 and 2016, respectively.

Net Income

For the three months ended March 31, 2017, net income was $9.0 million, an increase of $2.6 million or 40.2% from $6.4 million for the three months ended March 31, 2016. Included in net income for the three months ended March 31, 2016 were merger-related expenses, net of tax, $3.4 million. There were no similar expenses for the three months ended March 31, 2017.

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

Net interest income on a tax equivalent basis for the first quarter of 2017 increased $5.5 million, or 13.3%, from the first quarter of 2016. For the three months ended March 31, 2017, net interest income was $45.7 million, an increase of $5.0 million, or 12.2%, from $40.7 million for the three months ended March 31, 2016. These increases from the first quarter of 2016 were primarily due to growth in average interest earning assets. The net interest margin for the first quarter of 2017 decreased to 3.23% from 3.55% for the first quarter of 2016. This decrease in our net interest margin was primarily due to higher costs of funds, primarily from interest expense related to our long-term debt issuance in the second quarter of 2016 and higher FHLB borrowing costs.

Total average interest-earning assets increased $1.15 billion, or 24.9% from the three months ended March 31, 2016 primarily as a result of growth in average loans held for investment, both organically and through acquisition activity. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income of $56.3 million on a tax equivalent basis in the first quarter of 2017 increased $9.7 million, or 20.9%, from $46.6 million in the first quarter of 2016. This increase primarily resulted from higher average balances of loans held for investment, which increased $515.1 million, or 15.2% from March 31, 2016.

Total interest expense in the first quarter of 2017 increased $4.3 million, or 79.4% from $5.4 million in the first quarter of 2016. These increases resulted from higher average balances of interest-bearing deposits, FHLB advances and interest paid on our $65.0 million in senior debt issued in May 2016.

Provision for Credit Losses

We did not record a provision for credit losses in the first quarter of 2017 compared to a provision of $1.4 million for the first quarter of 2016.

Nonaccrual loans were $18.7 million at March 31, 2017, a decrease of $1.9 million, or 9.1%, from $20.5 million at December 31, 2016. Nonaccrual loans as a percentage of total loans decreased to 0.47% at March 31, 2017 from 0.53% at December 31, 2016.

Net recoveries were $778 thousand in the first quarter of 2017 compared to net recoveries of $364 thousand in the first quarter of 2016. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Noninterest income
Gain on mortgage loan origination and sale activities (1)	$60,281	$61,263	$(982)	(2)%
Mortgage servicing income	9,239	8,032	1,207	15
Income from WMS Series LLC	185	136	49	36
Depositor and other retail banking fees	1,656	1,595	61	4
Insurance agency commissions	396	394	2	1
Gain on sale of investment securities available for sale	6	35	(29)	(83)
Other	2,698	253	2,445	966
Total noninterest income	$74,461	$71,708	$2,753	4%

(1)	Single family, multifamily and other commercial loan mortgage banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The increase in noninterest income in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in other income including an increase in value of certain loans and an increase in mortgage servicing income, partially offset by a decrease in gain on mortgage origination and sale activities resulting from a 10% decrease in single family rate lock volume.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on mortgage loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Single family held for sale:
Servicing value and secondary market gains(1)	$50,538	$54,127	$(3,589)	(7)%
Loan origination and administrative fees	5,781	5,328	453	9
Total single family held for sale	56,319	59,455	(3,136)	(5)
Multifamily DUS®	3,360	1,529	1,831	120
Other (2)	602	279	323	116
Gain on mortgage loan origination and sale activities	$60,281	$61,263	$(982)	(2)%

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily and other commercial loans from sources other than DUS®.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Single family mortgage closed loan volume (1)	$1,621,053	$1,573,148	$47,905	3%
Single family mortgage interest rate lock commitments (1)	$1,622,622	$1,803,703	$(181,081)	(10)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decrease in gain on mortgage loan origination and sale activities in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 predominately reflected lower single family mortgage interest rate lock commitments as a result of the higher market interest rates in the period. Mortgage production personnel grew by 12% at March 31, 2017 compared to March 31, 2016.

Management records a liability for estimated mortgage repurchase losses, which has the effect of reducing gain on mortgage loan origination and sale activities. The following table presents the effect of changes in our mortgage repurchase liability within the respective line of gain on mortgage loan origination and sale activities. For further information on our mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies, to the financial statements in this Form 10-Q.

	Three Months Ended March 31,
(in thousands)	2017	2016

Effect of changes to the mortgage repurchase liability recorded in gain on mortgage loan origination and sale activities:
New loan sales (1)	$(767)	$(569)
Other changes in estimated repurchase losses(2)	1,127	542
	$360	$(27)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Servicing income, net:
Servicing fees and other	$16,179	$12,433	$3,746	30%
Changes in fair value of MSRs due to modeled amortization (1)	(8,520)	(7,257)	(1,263)	17
Amortization of multifamily MSRs	(931)	(637)	(294)	46
	6,728	4,539	2,189	48
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	2,132	(28,214)	30,346	(108)
Net gain (loss) from derivatives economically hedging MSRs	379	31,707	(31,328)	(99)
	2,511	3,493	(982)	(28)
Mortgage servicing income	$9,239	$8,032	$1,207	15%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The increase in mortgage servicing income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to higher servicing fees on higher average balances of loans serviced for others which resulted in an increase in servicing income. Mortgage servicing fees collected in the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $21.52 billion at March 31, 2017 compared to $20.67 billion at December 31, 2016 and $16.99 billion at March 31, 2016.

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

Income from WMS Series LLC increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in interest rate lock commitments. For the first quarter of 2017, interest rate lock commitments of $114.2 million increased 2.1% from $111.9 million for the same period in 2016.

Depositor and other retail banking fees for the three months ended March 31, 2017 increased from the three months ended March 31, 2016 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through acquisition activities. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Fees:
Monthly maintenance and deposit-related fees	$702	$698	$4	1%
Debit Card/ATM fees	897	880	17	2
Other fees	57	17	40	235
Total depositor and other retail banking fees	$1,656	$1,595	$61	4%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Noninterest expense
Salaries and related costs	$71,308	$67,284	$4,024	6%
General and administrative	17,128	15,522	1,606	10
Amortization of core deposit intangibles	514	532	(18)	(3)
Legal	160	443	(283)	(64)
Consulting	1,058	1,672	(614)	(37)
Federal Deposit Insurance Corporation assessments	824	716	108	15
Occupancy	8,209	7,155	1,054	15
Information services	7,648	7,534	114	2
Net cost of operation and sale of other real estate owned	25	495	(470)	(95)
Total noninterest expense	$106,874	$101,353	$5,521	5%

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Three Months Ended March 31,
(in thousands)	2017	2016

Noninterest expense
Salaries and related costs	$—	$3,483
General and administrative	—	337
Legal	—	76
Consulting	—	833
Occupancy	—	79
Information services	—	390
Total noninterest expense	$—	$5,198

The increase in noninterest expense in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to costs related to the growth in offices and personnel in connection with our expansion of our commercial and consumer and mortgage banking businesses, both organically and through acquisition-related activities.

Income Tax Expense

For the first quarter of 2017, income tax expense was $4.3 million compared with a tax expense of $3.2 million for the first quarter of 2016.
Our effective tax rate of 32.14% for first quarter of 2017 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, bank-owned life insurance ("BOLI"), low-income housing tax credit investments and excess tax benefit from share-based compensation.

Review of Financial Condition – Comparison of March 31, 2017 to December 31, 2016

Total assets were $6.40 billion at March 31, 2017 and $6.24 billion at December 31, 2016, an increase of $157.4 million, or 2.5%.

Cash and cash equivalents were $61.5 million at March 31, 2017 compared to $53.9 million at December 31, 2016, an increase of $7.6 million, or 14.0%.

Investment securities were $1.19 billion at March 31, 2017 compared to $1.04 billion at December 31, 2016, an increase of $141.8 million, or 13.6%, primarily resulting from the temporary investment of the net proceeds of the December 2016 equity offering in our securities portfolio pending future loan growth.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated substantially all securities as available for sale. We held securities having a carrying value of $49.3 million at March 31, 2017 which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At March 31, 2017		At December 31, 2016
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$174,060	15%	$177,074	18%
Commercial	29,476	3	25,536	3
Municipal bonds	619,934	55	467,673	47
Collateralized mortgage obligations:
Residential	182,037	16	191,201	19
Commercial	69,144	6	70,764	7
Corporate debt securities	51,075	4	51,122	5
U.S. Treasury securities	10,663	1	10,620	1
Total investment securities available for sale	$1,136,389	100%	$993,990	100%

Loans held for sale were $538.0 million at March 31, 2017 compared to $714.6 million at December 31, 2016, a decrease of $176.6 million, or 24.7%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan. The decrease in the loans held for sale balance was primarily due to decreased mortgage production levels.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2017		At December 31, 2016
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,100,215	27%	$1,083,822	28%
Home equity and other	380,869	10	359,874	9
	1,481,084	37	1,443,696	37
Commercial loans:
Commercial real estate (2)	922,852	23	871,563	23
Multifamily	748,333	19	674,219	17
Construction/ land development	611,150	15	636,320	17
Commercial business	222,761	6	223,653	6
	2,505,096	63	2,405,755	63
	3,986,180	100%	3,849,451	100%
Net deferred loan fees and costs	6,514		3,577
	3,992,694		3,853,028
Allowance for loan losses	(34,735)		(34,001)
	$3,957,959		$3,819,027

(1)
Includes $19.0 million and $18.0 million at March 31, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
March 31, 2017 and December 31, 2016 balances comprised of $323.3 million and $282.9 million of owner-occupied loans, respectively, and $599.6 million and $588.7 million of non-owner-occupied loans, respectively.

Loans held for investment, net increased $138.9 million, or 3.6%, from December 31, 2016. Our commercial real estate loan portfolio increased $51.3 million, or 5.9%, from December 31, 2016. Our multifamily loan portfolio increased $74.1 million, or 11.0%, during the same period, primarily as a result of organic growth. Our construction loans, including commercial construction and residential construction, decreased $25.2 million, or 4.0% from December 31, 2016, primarily from commercial construction loan payoffs.

Mortgage servicing rights were $257.4 million at March 31, 2017 compared to $245.9 million at December 31, 2016, an increase of $11.6 million, or 4.7%, primarily due to growth in the loans serviced for others portfolio and changes in market inputs, including current market interest rates and prepayment model updates.

Federal Home Loan Bank stock was $41.7 million at March 31, 2017 compared to $40.3 million at December 31, 2016, an increase of $1.3 million, or 3.2%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $233.8 million at March 31, 2017, compared to $221.1 million at December 31, 2016, an increase of $12.8 million, or 5.8%, primarily attributable to overall Company growth.

Deposit balances were as follows for the periods indicated:

(in thousands)	At March 31, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$581,101	13%	$537,651	12%
Interest-bearing transaction and savings deposits:
NOW accounts	514,271	11	468,812	11
Statement savings accounts due on demand	310,813	7	301,361	7
Money market accounts due on demand	1,579,957	34	1,603,141	36
Total interest-bearing transaction and savings deposits	2,405,041	52	2,373,314	54
Total transaction and savings deposits	2,986,142	65	2,910,965	66
Certificates of deposit	1,211,507	26	1,091,558	25
Noninterest-bearing accounts - other	398,160	9	427,178	10
Total deposits	$4,595,809	100%	$4,429,701	100%

Deposits at March 31, 2017 increased $166.1 million, or 3.7%, from December 31, 2016. During the first three months of 2017, transaction and savings deposits increased by $75.2 million, or 2.6%, reflecting the growth and expansion of our branch banking network. The $119.9 million, or 11.0%, increase in certificates of deposit since December 31, 2016 was due in part to a $101.9 million increase in brokered deposits. The $29.0 million, or 6.8%, decrease in deposits in other noninterest-bearing accounts was primarily associated with seasonal mortgage loan servicing activity. At March 31, 2017, brokered deposits represented 7.3% of total deposits, as compared to 5.3% of total deposits at December 31, 2016.

The aggregate amount of time deposits in denominations of $100 thousand or more at March 31, 2017 and December 31, 2016 was $501.1 million and $508.6 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2017 and December 31, 2016 was $91.4 million and $87.4 million, respectively. There were $336.3 million and $234.4 million of brokered deposits at March 31, 2017 and December 31, 2016, respectively.

Federal Home Loan Bank advances were $862.3 million at March 31, 2017 compared to $868.4 million at December 31, 2016. We use these borrowings to primarily fund our mortgage banking and securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $640.9 million at March 31, 2017 compared to $629.3 million at December 31, 2016. This increase was mostly related to net income of $9.0 million and other comprehensive income of $1.9 million recognized during the three months ended March 31, 2017. Other comprehensive income represents unrealized gains and losses in the valuation of our investment securities portfolio at March 31, 2017.

Shareholders’ equity, on a per share basis, was $23.86 per share at March 31, 2017, compared to $23.48 per share at December 31, 2016.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended March 31,
	2017	2016

Return on assets (1)	0.57%	0.51%
Return on equity (2)	5.53%	5.02%
Equity to assets ratio (3)	10.24%	10.15%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS® business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through HomeStreet Commercial Capital, a division of HomeStreet Bank based in Orange County, California, we originate permanent commercial real estate loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. At March 31, 2017, our retail deposit branch network consists of 55 branches in the Pacific Northwest, California and Hawaii. At March 31, 2017 and December 31, 2016, our transaction and savings deposits totaled $2.99 billion and $2.91 billion, respectively, and our loan portfolio totaled $3.96 billion and $3.82 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Net interest income	$40,903	$35,646	$5,257	15%
Provision for credit losses	—	1,400	(1,400)	NM
Noninterest income	9,425	4,643	4,782	103
Noninterest expense	36,469	36,630	(161)	—
Income before income tax expense	13,859	2,259	11,600	514
Income tax expense	4,567	717	3,850	537
Net income	$9,292	$1,542	$7,750	503%

Total assets	$5,583,171	$4,513,000	$1,070,171	24%
Efficiency ratio (1)	72.46%	90.92%
Full-time equivalent employees (ending)	1,022	903
Net gain on mortgage loan origination and sale activities:
Multifamily DUS®	$3,360	$1,529	$1,831	120%
Other (2)	602	279	323	116
	$3,962	$1,808	$2,154	119%

Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS®	$57,552	$39,094	$18,458	47%
Other (2)	6,798	—	6,798	NM
Loans sold
Multifamily DUS®	$76,849	$47,970	$28,879	60%
Other (2)	$13,186	$11,143	$2,043	18%
NM = not meaningful
(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Includes multifamily and commercial loans from sources other than DUS®.

Commercial and Consumer Banking net income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets and by increases in noninterest income. These increases were the combined result of acquisition activities and organic growth.

The segment did not record a provision for credit losses for the three months ended March 31, 2017 compared to provision of $1.4 million for the three months ended March 31, 2016. The reduction in credit loss provision was due in part to a continuing decline in historical loss rates as a result of net recoveries for the past two years and continued improvements in portfolio performance which was reflected in the qualitative reserves.

Resulting from the growth of this segment, noninterest income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to increases in net gain on loan origination and sale activities, mortgage servicing income and depositor and other retail banking fees.

Noninterest expense decreased primarily due to $5.2 million of acquisition related expenses in the three months ended March 31, 2016, with no similar expenses in the three months ended March 31, 2017. This decrease was partially offset by increased noninterest expense related to growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. Over the past 12 months, we added seven retail deposit branches, three de novo and four from acquisitions, and increased the segment's headcount by 13.2%.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Servicing income, net:
Servicing fees and other	$1,840	$1,344	$496	37%
Amortization of multifamily MSRs	(931)	(637)	(294)	46
Commercial mortgage servicing income	$909	$707	$202	29%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	March 31, 2017	At December 31, 2016
(in thousands)

Commercial
Multifamily DUS®	$1,140,414	$1,108,040
Other	73,832	69,323
Total commercial loans serviced for others	$1,214,246	$1,177,363

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets and performs mortgage servicing on certain loans. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Net interest income	$4,747	$5,045	$(298)	(6)%
Noninterest income	65,036	67,065	(2,029)	(3)
Noninterest expense	70,404	64,723	5,681	9
(Loss) income before income taxes	(621)	7,387	(8,008)	(108)
Income tax (benefit) expense	(312)	2,522	(2,834)	(112)
Net (loss) income	$(309)	$4,865	$(5,174)	(106)%

Total assets	$817,972	$904,252	$(86,280)	(10)%
Efficiency ratio (1)	100.89%	89.76%
Full-time equivalent employees (ending)	1,558	1,361
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$1,621,053	$1,573,148	$47,905	3%
Single family mortgage interest rate lock commitments(2)	$1,622,622	$1,803,703	$(181,081)	(10)%
Single family mortgage loans sold(2)	$1,739,737	$1,471,583	$268,154	18%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

The decrease in Mortgage Banking net income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to $181.1 million lower rate locks and purchase loan commitments and higher noninterest expense from the continued expansion of personnel and offices.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Single family: (1)
Servicing value and secondary market gains(2)	$50,538	$54,127	$(3,589)	(7)%
Loan origination and funding fees	5,781	5,328	453	9
Total mortgage banking gain on mortgage loan origination and sale activities(1)	$56,319	$59,455	$(3,136)	(5)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decrease in gain on mortgage loan origination and sale activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of a 10.0% decrease in interest rate lock commitments, reflecting the impact of higher interest rates, which reduced the volume of refinance activity in the quarter, partially offset by costs related to the expansion of our mortgage production offices and personnel. Since March 31, 2016, we have increased our lending footprint by adding 12 primary stand-alone home loan centers to bring our total primary stand-alone home loan centers to 49.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2017	2016

Servicing income, net:
Servicing fees and other	$14,339	$11,089	$3,250	29%
Changes in fair value of MSRs due to modeled amortization (1)	(8,520)	(7,257)	(1,263)	17
	5,819	3,832	1,987	52
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	2,132	(28,214)	30,346	(108)
Net gain from derivatives economically hedging MSRs	379	31,707	(31,328)	(99)
	2,511	3,493	(982)	(28)
Mortgage Banking servicing income	$8,330	$7,325	$1,005	14%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
The increase in Mortgage Banking servicing income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to higher servicing income. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others.
Single family mortgage servicing fees collected increased for the three months ended March 31, 2017 compared to three months ended March 31, 2016 primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At March 31, 2017	At December 31, 2016
(in thousands)
Single family
U.S. government and agency	$19,760,612	$18,931,835
Other	542,557	556,621
Total single family loans serviced for others	$20,303,169	$19,488,456
Mortgage Banking noninterest expense for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 primarily due to the continued expansion of offices and increases of our mortgage production and support staff. At March 31, 2017, we have a total of 49 primary home loan centers.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments that carry off-balance sheet risk. These financial instruments (which include commitments to originate loans and commitments to purchase loans) include potential credit risk in excess of the amount recognized in the accompanying consolidated financial statements. These transactions are designed to (1) meet the financial needs of our customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources and/or (4) optimize capital.

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7 Management's Discussion and Analysis in our 2016 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies in our 2016 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Form 10-Q.

Enterprise Risk Management

Like many financial institutions, we manage and control a variety of business and financial risks that can significantly affect our financial performance. Among these risks are credit risk; market risk, which includes interest rate risk and price risk; liquidity risk; and operational risk. We are also subject to risks associated with compliance/legal, strategic and reputational matters.
For more information on how we manage these business, financial and other risks, see the Enterprise Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2016 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2016 and should be read in conjunction with the Credit Risk Management discussion within Part II, Item 7 Management's Discussion and Analysis in our 2016 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets
Nonperforming assets ("NPAs") were $24.3 million, or 0.38% of total assets at March 31, 2017, compared to $25.8 million, or 0.41% of total assets at December 31, 2016. Nonaccrual loans of $18.7 million, or 0.47% of total loans at March 31, 2017, decreased $1.9 million, or 9%, from $20.5 million, or 0.53% of total loans at December 31, 2016. Net recoveries for the three months ended March 31, 2017 were $778 thousand compared to net recoveries of $364 thousand for the three months ended March 31, 2016.

At March 31, 2017, our loans held for investment portfolio, net of the allowance for loan losses, was $3.96 billion, an increase of $138.9 million from December 31, 2016. The allowance for loan losses was $34.7 million, or 0.87% of loans held for investment, compared to $34.0 million, or 0.88% of loans held for investment at December 31, 2016.

The Company did not record a provision for credit losses for the first quarter of 2017 compared to a provision of $1.4 million for the first quarter of 2016. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Note 4, Loans and Credit Quality to the financial statements of this Form 10-Q.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates — Allowance for Loan Losses" within Management's Discussion and Analysis in our 2016 Annual Report on Form 10-K.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$89,106		$93,373	$—
Loans with an allowance recorded	6,151		6,622	805
Total	$95,257	(1)	$99,995	$805

	At December 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,723		$92,431	$—
Loans with an allowance recorded	3,785		3,875	379
Total	$90,508	(1)	$96,306	$379

(1)	Includes $77.2 million and $73.1 million in single family performing troubled debt restructurings ("TDRs") at March 31, 2017 and December 31, 2016, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 310 impaired loans relationships totaling $95.3 million at March 31, 2017 and 282 impaired loan relationships totaling $90.5 million at December 31, 2016. Included in the total impaired loan amounts were 264 single family TDR loan relationships totaling $80.1 million at March 31, 2017 and 239 single family TDR loan relationships totaling $76.0 million at December 31, 2016. At March 31, 2017, there were 252 single family impaired loan relationships totaling $77.2 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $39.7 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three months ended March 31, 2017 was $92.9 million compared to $93.4 million for the three months ended March 31, 2016. Impaired loans of $6.2 million and $3.8 million had a valuation allowance of $805 thousand and $379 thousand at March 31, 2017 and December 31, 2016, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —
Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2016 Annual Report on Form
10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2017			At December 31, 2016
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$7,954	22.1%	27.3%	$8,196	23.2%	27.8%
Home equity and other	6,546	18.2	9.6	6,153	17.4	9.4
	14,500	40.3	36.9	14,349	40.6	37.2
Commercial loans
Commercial real estate	7,036	19.5	23.3	6,680	18.9	22.7
Multifamily	3,793	10.5	18.9	3,086	8.8	17.6
Construction/land development	8,069	22.4	15.4	8,553	24.3	16.6
Commercial business	2,644	7.3	5.5	2,596	7.4	5.9
	21,542	59.7	63.1	20,915	59.4	62.8
Total allowance for credit losses	$36,042	100.0%	100.0%	$35,264	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2017
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$77,194	$2,914	$80,108
Home equity and other	1,300	135	1,435
	78,494	3,049	81,543
Commercial
Commercial real estate	918	—	918
Multifamily	508	—	508
Construction/land development	1,187	—	1,187
Commercial business	448	113	561
	3,061	113	3,174
	$81,555	$3,162	$84,717

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $39.7 million at March 31, 2017.

	At December 31, 2016
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,147	$2,885	$76,032
Home equity and other	1,247	216	1,463
	74,394	3,101	77,495
Commercial
Commercial real estate	—	933	933
Multifamily	508	—	508
Construction/land development	1,186	707	1,893
Commercial business	493	133	626
	2,187	1,773	3,960
	$76,581	$4,874	$81,455

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $35.1 million at December 31, 2016.

The Company had 292 loan relationships classified as TDRs totaling $84.7 million at March 31, 2017 with no related unfunded commitments. The Company had 269 loan relationships classified as TDRs totaling $81.5 million at December 31, 2016 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$8,793	$3,654	$12,896	$34,557	(1)	$59,900	$2,480
Home equity and other	627	19	1,855	—		2,501	—
	9,420	3,673	14,751	34,557		62,401	2,480
Commercial loans
Commercial real estate	—	—	2,092	—		2,092	398
Multifamily	—	—	328	—		328	—
Construction/land development	—	—	372	—		372	2,768
Commercial business	30	231	1,132	—		1,393	—
	30	231	3,924	—		4,185	3,166
Total	$9,450	$3,904	$18,675	$34,557		$66,586	$5,646

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$4,310	$5,459	$12,717	$40,846	(1)	$63,332	$2,133
Home equity and other	251	442	1,571	—		2,264	—
	4,561	5,901	14,288	40,846		65,596	2,133
Commercial loans
Commercial real estate	71	205	2,127	—		2,403	398
Multifamily	—	—	337	—		337	—
Construction/land development	—	—	1,376	—		1,376	2,712
Commercial business	202	—	2,414	—		2,616	—
	273	205	6,254	—		6,732	3,110
Total	$4,834	$6,106	$20,542	$40,846		$72,328	$5,243

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is dividends from the Bank. HomeStreet, Inc., has raised longer-term funds through the issuance of common stock, the senior debt and trust preferred securities. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We do not currently have a dividend policy, and our most recent dividend was declared during the first quarter of 2014. We are generally deploying our capital toward strategic growth and we do not expect to pay dividends in the near future.

HomeStreet Capital

HomeStreet Capital generates cash flow from its servicing fee income on the DUS® portfolio, net of its costs to service the DUS® portfolio. Additional uses are HomeStreet Capital's costs to purchase the servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS® lenders such as HomeStreet Capital are set by Fannie Mae. HomeStreet Capital's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2017, our primary liquidity ratio was 27.7% compared to 31.2% at December 31, 2016.

At March 31, 2017 and December 31, 2016, the Bank had available borrowing capacity of $487.8 million and $282.8 million, respectively, from the FHLB, and $368.5 million and $292.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the three months ended March 31, 2017, cash and cash equivalents decreased to $7.6 million compared to $13.7 million for the three months ended March 31, 2016. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2017, net cash of $148.0 million was provided by operating activities, as cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2016, net cash of $45.9 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the three months ended March 31, 2017, net cash of $299.2 million was used in investing activities, primarily due to $170.4 million of cash used for the purchase of investment securities, $137.3 million of cash used for the origination of portfolio loans and principal repayments and $22.4 million used for the purchase of property and equipment, partially offset by $26.6 million from principal repayments and maturities of investment securities. For the three months ended March 31, 2016, net cash of $261.5 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $17.5 million of net cash acquired from the Simplicity merger.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the three months ended March 31, 2017, net cash of $158.8 million was provided by financing activities, primarily due to a $166.2 million organic growth in deposits, partially offset by $6.0 million from net repayments of FHLB advances. For the three months ended March 31, 2016, net cash of $321.1 million was provided by financing activities, primarily due to a $465.1 million organic growth in deposits and net proceeds of $149.0 million of FHLB advances.

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
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”); except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank elected this one time option in 2015 to exclude certain components of AOCI. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and will be fully phased in on January 1, 2019 at 2.5% above the required minimum common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. The required phase-in capital conservation buffer during 2016 was 0.625% and is 1.25% during 2017.
A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At March 31, 2017, our capital conservation buffers for the Company and the Bank were 3.69% and 5.95%, respectively. The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) are permitted under the rules to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital. Because our trust preferred securities were issued prior to May 19, 2010, we include those in our Tier 1 capital calculations.
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
Both the Company and the Bank began compliance with the Rules on January 1, 2015. The phase-in of the conservation buffer will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
At March 31, 2017, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At March 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$621,656	10.00%	$248,714	4.0%	$310,892	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	621,656	13.18	212,198	4.5	306,508	6.5
Tier 1 risk-based capital (to risk-weighted assets)	621,656	13.18	282,931	6.0	377,241	8.0
Total risk-based capital (to risk-weighted assets)	$657,699	13.95%	$377,241	8.0%	$471,552	10.0%

	At March 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$591,234	9.47%	$249,840	4.0%	$312,300	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	532,315	9.92	241,486	4.5	348,813	6.5
Tier 1 risk-based capital (to risk-weighted assets)	591,234	11.02	321,981	6.0	429,308	8.0
Total risk-based capital (to risk-weighted assets)	$627,277	11.69%	$429,308	8.0%	$536,635	10.0%

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	$671,252	14.69%	$365,538	8.0%	$456,923	10.0%

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	$644,252	12.34%	$417,716	8.0%	$522,146	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2016 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2016 Annual Report on Form 10-K. Since December 31, 2016, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

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

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our current operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets, especially the metropolitan areas of Seattle and Los Angeles and Orange County, California and the regional economy of the western United States, including Hawaii.

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2017
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$61,492	$—	$—	$—	$—	$—	$—	$61,492
FHLB Stock	—	—	—	—	—	41,656	—	41,656
Investment securities(1)	306,269	40,421	41,804	176,952	155,420	464,788	—	1,185,654
Mortgage loans held for sale	537,043	18	37	162	186	513	—	537,959
Loans held for investment(1)	1,199,528	275,606	412,336	824,250	550,590	695,649	—	3,957,959
Total interest-earning assets	2,104,332	316,045	454,177	1,001,364	706,196	1,202,606	—	5,784,720
Non-interest-earning assets	—	—	—	—	—	—	616,423	616,423
Total assets	$2,104,332	$316,045	$454,177	$1,001,364	$706,196	$1,202,606	$616,423	$6,401,143
Interest-bearing liabilities:
NOW accounts(2)	$514,271	$—	$—	$—	$—	$—	$—	$514,271
Statement savings accounts(2)	310,813	—	—	—	—	—	—	310,813
Money market accounts(2)	1,579,957	—	—	—	—	—	—	1,579,957
Certificates of deposit	255,368	275,103	323,878	334,407	22,728	23	—	1,211,507
FHLB advances	700,245	105,000	11,500	40,000	—	5,590	—	862,335
Long-term debt(3)	60,189	—	—	—	—	65,000	—	125,189
Total interest-bearing liabilities	3,420,843	380,103	335,378	374,407	22,728	70,613	—	4,604,072
Non-interest bearing liabilities	—	—	—	—	—	—	1,156,152	1,156,152
Equity	—	—	—	—	—	—	640,919	640,919
Total liabilities and shareholders’ equity	$3,420,843	$380,103	$335,378	$374,407	$22,728	$70,613	$1,797,071	$6,401,143
Interest sensitivity gap	(1,316,511)	(64,058)	118,799	626,957	683,468	1,131,993
Cumulative interest sensitivity gap	$(1,316,511)	$(1,380,569)	$(1,261,770)	$(634,813)	$48,655	$1,180,648
Cumulative interest sensitivity gap as a percentage of total assets	(21)%	(22)%	(20)%	(10)%	1%	18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	62%	64%	69%	86%	101%	126%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2017 and December 31, 2016 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2017		December 31, 2016
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (1)	Net Portfolio Value (2)
+200	2.8%	(5.7)%	2.8%	(6.2)%
+100	1.5	(2.7)	1.4	(3.1)
-100	1.2	(3.4)	1.1	(3.5)
-200	(2.6)%	(4.9)%	(2.8)%	(5.6)%

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

At March 31, 2017, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The interest rate sensitivity of the Company remained stable between December 31, 2016 and March 31, 2017. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not expect that these proceedings, individually, or taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

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

Since our initial public offering (“IPO”) in February 2012, we have pursued targeted and opportunistic growth which has included four whole-bank acquisitions along with seven branch acquisitions. These acquisitions represent both significant operational growth and a substantial geographic expansion of our commercial and consumer banking operations. Simultaneously with this growth of our banking operations through acquisition, we have also grown our mortgage origination operations opportunistically but quickly, opening new primary and satellite offices in Northern and Southern California starting in 2013, and further expanding our mortgage origination operations into Arizona beginning in the fourth quarter of 2014 and Central California in the second quarter of 2015, while also continuing to grow those operations in the Pacific Northwest. Beginning in 2015, we also started expanding our commercial lending activities, opening new primary offices in Salt Lake City, Utah and adding production personnel in Southern California focused on residential construction and SBA loans. At the time of our IPO, we had 20 retail branches and nine stand-alone lending centers. As of March 31, 2017 we have grown to a total of 55 retail branches, 55 primary stand-alone lending centers, including six primary commercial lending centers, and one stand-alone insurance office.

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

Because our business strategy includes growth in total assets, total deposits, total loans and employees, including through opportunistic acquisitions, if we fail to manage our growth properly, our financial condition and results of operations could be negatively affected. Further, we anticipate that our regulatory burden will increase substantially in the event that we exceed $10 billion in total assets, which may happen in the next few years if we continue our recent growth trajectory. That increased regulatory burden could substantially increase our compliance costs and our risks of regulatory noncompliance, which may exacerbate the factors described above.

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

•
Volatility in interest rates that may limit our ability to make loans, decrease our net interest income and noninterest income, increase the number of rate locks that become closed loans which may in turn increase our costs relative to our income, reduce demand for loans, diminish the value of our mortgage servicing rights, affect the value of our hedging instruments, increase the cost of deposits and otherwise negatively impact our financial situation;

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

•
Changes in regulations or interpretation of regulation through enforcement actions may negatively impact the Company or the Bank and may limit our ability to offer certain products or services, increase our costs of compliance or restrict our growth initiatives, branch expansion and acquisition activities;

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

Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into HomeStreet and HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

•	Diversion of management's attention from normal daily operations of the business;

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing, upgrading and maintaining our internal controls over financial reporting and our disclosure controls and procedures;

•	Increased risk of compliance errors related to regulatory requirements, including customer notices and other related disclosures;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Inability to maintain our internal standards, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

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

Although we presently have operations in eight states, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington State, the Portland, Oregon metropolitan area, the San Francisco Bay area and the Los Angeles and San Diego metropolitan areas in Southern California and all of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and each has experienced disproportionately significant economic declines in the past decade. Economic declines or natural disasters that affect these areas in particular, or economic events that particularly or more significantly affect the Western United States, the Puget Sound region, the San Francisco Bay area or Southern California, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

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

If our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management or result in penalties or other potential enforcement action by the Securities and Exchange Commission (the “SEC”). On January 19, 2017, we finalized a settlement agreement with the SEC and paid a fine of $500,000 related to the previously disclosed SEC investigation into our fair value hedge accounting for certain commercial real estate loans and swaps. This fine was recorded in our financial statements for the fourth quarter of 2016. While the fair value hedge accounting error at issue in the settlement was disclosed by HomeStreet in November 2014 and neither the errors nor the amount of the settlement was ultimately material to our financial statements in any period, inquiries by the SEC took the time and attention of management for significant periods of time and may have had an adverse impact on investor confidence in us in the near term which may have had a negative impact on the value of our securities. Future failures of a similar nature may have a more significant impact than might generally be expected, both because of a potential for enhanced regulatory scrutiny and the potential for further reputational harm.

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

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. We expect that future acquisitions we may make may bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for loan losses, and adversely affect our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

Regulatory-Related Risks

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions or pursuing growth initiatives and acquisition activities, and imposes financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve Board, and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations to which we are subject have been evolving and changing frequently following the economic recession that began in 2008. We are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and acquisition activity, adversely reclassify our assets, determine the level of deposit premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties. The level of discretion, and the extent of potential penalties and other remedies, have increased substantially during recent years. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions or if they determine that remediation of operational deficiencies is required.

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us. Dodd-Frank’s level of oversight and compliance obligations increase significantly for banks with total assets in excess of $10 billion, which may limit our ability to grow beyond that level or may significantly increase the cost and regulatory burden of doing so. While the Trump administration and Republicans controlling Congress have announced that they intend to repeal or revise significant portions of Dodd-Frank and other regulation impacting financial institutions, the nature and extent of such repeals or revisions are not presently known. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability.

Changes in regulation of our industry has the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar.

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

The CFPB was also given authority over the Real Estate Settlement Procedures Act, or RESPA, under the Dodd-Frank Act and has, in some cases, interpreted RESPA requirements differently than other agencies, regulators and judicial opinions. As a result, certain practices that have been considered standard in the industry, including relationships that have been established between mortgage lenders and others in the mortgage industry such as developers, realtors and insurance providers, are now being subjected to additional scrutiny under RESPA. Our regulators, including the FDIC, review our practices for compliance with RESPA as interpreted by the CFPB. Changes in RESPA requirements and the interpretation of RESPA requirements by our regulators may result in adverse examination findings by our regulators, which could negatively impact our ability to pursue our growth plans, branch expansion and limit our acquisition activity.

In addition to RESPA compliance, the Bank is also subject to the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, which became effective in October 2015. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, require significant systems modifications, process and procedures changes and training and we have incurred and will continue to incur additional personnel costs in the near future related to compliance with TRID. Failure to comply with these new requirements may result in regulatory penalties for disclosure and other violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

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

While the full impact of CFPB's activities on our business is still unknown, and there is a potential for repeal or significant revision of new and proposed CFPB regulations under the Trump administration, any additional rule changes under the HMDA and other CFPB actions that may follow and any changes in interpretation of the regulations applicable to the Bank could increase our compliance costs, require changes in our business practices and limit the products and services we are able to provide to customers.

Interpretation of federal and state legislation, case law or regulatory action may negatively impact our business.

Regulatory and judicial interpretation of existing and future federal and state legislation, case law, judicial orders and regulations could also require us to revise our operations and change certain business practices, impose additional costs, reduce our revenue and earnings and otherwise adversely impact our business, financial condition and results of operations. For instance, judges interpreting legislation and judicial decisions made during the recent financial crisis could allow modification of the terms of residential mortgages in bankruptcy proceedings which could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process. In addition, the exercise by regulators of revised and at times expanded powers under existing or future regulations could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, penalties, enforcement actions and reputational risk.

Such judicial decisions or regulatory interpretations may affect the manner in which we do business and the products and services that we provide, restrict our ability to grow through acquisition, restrict our ability to compete in our current business or expand into any new business, and impose additional fees, assessments or taxes on us or increase our regulatory oversight.

Federal, state and local consumer protection laws may restrict our ability to offer and/or increase our risk of liability with respect to certain products and services and could increase our cost of doing business.

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

As of January 1, 2015, we became subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Many of these rules apply to both the Company and the Bank, including increased common equity Tier 1 capital ratios, Tier 1 leverage ratios, Tier 1 risk-based ratios and total risk-based ratios. In addition, beginning in 2016, all institutions subject to Basel III, including the Company and the Bank are required to establish a “conservation buffer” that is being phased in and will take full effect on January 1, 2019. This conservation buffer consists of common equity Tier 1 capital and will ultimately be required to be 2.5% above existing minimum capital ratio requirements. This means that once the conservation buffer is fully phased in, in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based capital ratio requirement will be 10.5%. Any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered well-capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. For more on these regulatory requirements and how they apply to the Company and the Bank, see “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 9, 2017. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

Any restructuring or replacement of Fannie Mae and Freddie Mac and changes in existing government-sponsored and federal mortgage programs could adversely affect our business.

We originate and purchase, sell and thereafter service single family and multifamily mortgages under the Fannie Mae, and to a lesser extent, the Freddie Mac single family purchase programs and the Fannie Mae multifamily DUS® program. In 2008, Fannie Mae and Freddie Mac were placed into conservatorship, and since then Congress, various executive branch agencies and certain large private investors in Fannie Mae and Freddie Mac have offered a wide range of proposals aimed at restructuring these agencies.

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. We valued our MSRs at $236.0 million at March 31, 2017. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. New capital rules impose more stringent capital requirements to maintain “well capitalized” status which may additionally impact the Bank’s ability to pay dividends to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” as well as “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 9, 2017. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a dividend policy and our board of directors has elected to retain capital for growth rather than to declare a dividend in recent years. As such, we have not declared dividends in any recent quarters, and the potential of future dividends is subject to cash flow limitations, capital requirements, capital and strategic needs and other factors.

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016, and Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 5, 2017.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Interim Chief Financial Officer, Senior Vice President, Corporate Development & Strategic Investments