Form 10-Q
period 2017-06-30
HomeStreet, Inc.
filed 2017-08-04
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
Commission file number: 001-35424
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of August 1, 2017 was 26,884,028.6.

Table of Contents

Table of Contents

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents (including interest-earning instruments of $23,107 and $34,615)	$54,447	$53,932
Investment securities (includes $884,266 and $993,990 carried at fair value)	936,522	1,043,851
Loans held for sale (includes $680,959 and $656,334 carried at fair value)	784,556	714,559
Loans held for investment (net of allowance for loan losses of $36,136 and $34,001; includes $5,134 and $17,988 carried at fair value)	4,156,424	3,819,027
Mortgage servicing rights (includes $236,621 and $226,113 carried at fair value)	258,222	245,860
Other real estate owned	4,597	5,243
Federal Home Loan Bank stock, at cost	41,769	40,347
Premises and equipment, net	101,797	77,636
Goodwill	22,175	22,175
Other assets	226,048	221,070
Total assets	$6,586,557	$6,243,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,747,771	$4,429,701
Federal Home Loan Bank advances	867,290	868,379
Accounts payable and other liabilities	190,421	191,189
Long-term debt	125,234	125,147
Total liabilities	5,930,716	5,614,416
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,874,871 shares and 26,800,183 shares	511	511
Additional paid-in capital	337,515	336,149
Retained earnings	323,228	303,036
Accumulated other comprehensive loss	(5,413)	(10,412)
Total shareholders' equity	655,841	629,284
Total liabilities and shareholders' equity	$6,586,557	$6,243,700

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2017	2016	2017	2016

Interest income:
Loans	$51,198	$47,262	$100,704	$89,996
Investment securities	5,419	4,002	11,051	7,055
Other	125	27	261	294
	56,742	51,291	112,016	97,345
Interest expense:
Deposits	5,867	4,449	11,490	8,018
Federal Home Loan Bank advances	2,368	1,462	4,769	2,881
Federal funds purchased and securities sold under agreements to repurchase	5	—	5	—
Long-term debt	1,514	823	2,993	1,134
Other	120	75	240	139
	9,874	6,809	19,497	12,172
Net interest income	46,868	44,482	92,519	85,173
Provision for credit losses	500	1,100	500	2,500
Net interest income after provision for credit losses	46,368	43,382	92,019	82,673
Noninterest income:
Net gain on loan origination and sale activities	65,908	85,630	126,189	146,893
Loan servicing income	8,764	12,703	18,003	20,735
Income from WMS Series LLC	406	1,164	591	1,300
Depositor and other retail banking fees	1,811	1,652	3,467	3,247
Insurance agency commissions	501	370	897	764
Gain on sale of investment securities available for sale	551	62	557	97
Other	3,067	895	5,765	1,148
	81,008	102,476	155,469	174,184
Noninterest expense:
Salaries and related costs	76,390	75,167	147,698	142,451
General and administrative	15,872	16,739	33,000	32,261
Amortization of core deposit intangibles	493	525	1,007	1,057
Legal	150	605	310	1,048
Consulting	771	1,177	1,829	2,849
Federal Deposit Insurance Corporation assessments	697	784	1,521	1,500
Occupancy	8,880	7,513	17,089	14,668
Information services	8,172	8,447	15,820	15,981
Net (benefit) cost from operation and sale of other real estate owned	(181)	74	(156)	569
	111,244	111,031	218,118	212,384
Income before income taxes	16,132	34,827	29,370	44,473
Income tax expense	4,923	13,078	9,178	16,317
NET INCOME	$11,209	$21,749	$20,192	$28,156

Basic income per share	$0.42	$0.88	$0.75	$1.16
Diluted income per share	$0.41	$0.87	$0.75	$1.15
Basic weighted average number of shares outstanding	26,866,230	24,708,375	26,843,813	24,192,441
Diluted weighted average number of shares outstanding	27,084,608	24,911,919	27,071,028	24,394,648
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Net income	$11,209	$21,749	$20,192	$28,156
Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale:
Unrealized holding gain arising during the period, net of tax expense of $1,848 and $3,030 for the three months ended June 30, 2017 and 2016, and $2,887 and $6,602 for the six months ended June 30, 2017 and 2016, respectively	3,431	5,627	5,361	12,260
Reclassification adjustment for net gains included in net income, net of tax expense of $193 and $22 for the three months ended June 30, 2017 and 2016 and, $195 and $34 for the six months ended June 30, 2017 and 2016, respectively	(358)	(40)	(362)	(63)
Other comprehensive income	3,073	5,587	4,999	12,197
Comprehensive income	$14,282	$27,336	$25,191	$40,353

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2016	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	28,156	—	28,156
Share-based compensation expense	—	—	827	—	—	827
Common stock issued	2,744,815	—	53,148	—	—	53,148
Other comprehensive income	—	—	—	—	12,197	12,197
Balance, June 30, 2016	24,821,349	$511	$276,303	$273,041	$9,748	$559,603

Balance, January 1, 2017	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
Net income	—	—	—	20,192	—	20,192
Share-based compensation expense	—	—	1,211	—	—	1,211
Common stock issued	74,688	—	155	—	—	155
Other comprehensive income	—	—	—	—	4,999	4,999
Balance, June 30, 2017	26,874,871	$511	$337,515	$323,228	$(5,413)	$655,841

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,192	$28,156
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	10,911	8,565
Provision for credit losses	500	2,500
Net fair value adjustment and gain on sale of loans held for sale	(113,742)	(131,102)
Fair value adjustment of loans held for investment	(1,203)	1,272
Origination of mortgage servicing rights	(35,211)	(34,580)
Change in fair value of mortgage servicing rights	21,722	57,284
Net gain on sale of investment securities	(557)	(97)
Net gain on sale of loans originated as held for investment	(297)	(793)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(356)	646
Loss on disposal of fixed assets	106	513
Loss on lease abandonment	502	—
Net deferred income tax expense (benefit)	7,510	(7,951)
Share-based compensation expense	1,362	827
Origination of loans held for sale	(3,665,396)	(3,930,954)
Proceeds from sale of loans originated as held for sale	3,769,126	3,931,729
Changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(7,207)	(51,974)
(Decrease) increase in accounts payable and other liabilities	(17,371)	17,077
Net cash used in operating activities	(9,409)	(108,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(246,435)	(356,975)
Proceeds from sale of investment securities	314,633	11,467
Principal repayments and maturities of investment securities	50,043	37,099
Proceeds from sale of other real estate owned	2,170	164
Proceeds from sale of loans originated as held for investment	23,780	39,022
Mortgage servicing rights purchased from others	(565)	—
Capital expenditures related to other real estate owned	(57)	(32)
Origination of loans held for investment and principal repayments, net	(420,530)	(414,089)
Proceeds from sale of property and equipment	—	1,148
Purchase of property and equipment	(28,789)	(12,151)
Net cash acquired from acquisitions	—	17,495
Net cash used in investing activities	(305,750)	(676,852)

	Six Months Ended June 30,
(in thousands)	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$318,132	$880,701
Proceeds from Federal Home Loan Bank advances	4,497,700	7,621,460
Repayment of Federal Home Loan Bank advances	(4,498,700)	(7,774,960)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	326,618	—
Repayment of federal funds purchased and securities sold under agreements to repurchase	(326,618)	—
Proceeds from Federal Home Loan Bank stock repurchase	91,939	123,038
Purchase of Federal Home Loan Bank stock	(93,362)	(117,879)
Proceeds from debt issuance, net	—	63,255
Proceeds from stock issuance, net	11	2,664
Payments from equity raise	(46)	—
Net cash provided by financing activities	315,674	798,279
NET INCREASE IN CASH AND CASH EQUIVALENTS	515	12,545
CASH AND CASH EQUIVALENTS:
Beginning of year	53,932	32,684
End of period	$54,447	$45,229
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$19,757	$14,905
Federal and state income taxes paid (refunded), net	(23,382)	(1,464)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	1,125	1,168
Loans transferred from held for investment to held for sale	113,278	37,648
Loans transferred from held for sale to held for investment	29,809	7,129
(Reduction in) Ginnie Mae loans recognized with the right to repurchase, net	(2,358)	(2,725)
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	—	165,786
Liabilities assumed	—	141,267
Goodwill	—	8,360
Common stock issued	$—	$50,373

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HS Properties, Inc., HS Evergreen Corporate Center LLC and Union Street Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application was permitted upon issuance of the ASU. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements. While we have not quantified the impact to our balance sheet, upon the adoption of this ASU we expect to report increased assets and liabilities on our Consolidated Statement of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not on our Consolidated Statement of Financial Condition.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On March 17, 2016, the FASB issued Accounting Standards Update 2016-08 to clarify the implementation guidance on principal versus agent considerations. We intend to adopt this new guidance on January 1, 2018. We are in the process of completing an analysis that includes (1)identification of all revenue streams included in the financial statements ; (2) of the revenue streams identified, determine which are within the scope of the pronouncement; (3) determination of size, timing and amount of revenue recognition for streams of income within the scope of this pronouncement; (4) determination of the sample size of contracts for further analysis; and (5) completion of analysis on sample of contracts to evaluate the impact of the new guidance. Based on this analysis, we are developing processes and procedures in 2017 to address the amendments of this ASU, including new disclosures. Additionally, we do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

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

	At June 30, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$154,145	$1	$(3,211)	$150,935
Commercial	23,592	22	(233)	23,381
Municipal bonds	373,336	3,334	(3,941)	372,729
Collateralized mortgage obligations:
Residential	187,351	273	(2,929)	184,695
Commercial	76,961	75	(806)	76,230
Corporate debt securities	30,839	61	(682)	30,218
U.S. Treasury securities	10,890	—	(150)	10,740
Agency	35,457	—	(119)	35,338
	$892,571	$3,766	$(12,071)	$884,266

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,104	$73	$(68)	$13,109
Commercial	16,127	137	(10)	16,254
Collateralized mortgage obligations	3,500	—	—	3,500
Municipal bonds	19,425	315	(152)	19,588
Corporate debt securities	100	—	—	100
	$52,256	$525	$(230)	$52,551

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$181,158	$31	$(4,115)	$177,074
Commercial	25,896	13	(373)	25,536
Municipal bonds	473,153	1,333	(6,813)	467,673
Collateralized mortgage obligations:
Residential	194,982	32	(3,813)	191,201
Commercial	71,870	29	(1,135)	70,764
Corporate debt securities	52,045	110	(1,033)	51,122
U.S. Treasury securities	10,882	—	(262)	10,620
	$1,009,986	$1,548	$(17,544)	$993,990

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,844	$71	$(90)	$13,825
Commercial	16,303	70	(64)	16,309
Municipal bonds	19,612	99	(459)	19,252
Corporate debt securities	102	—	—	102
	$49,861	$240	$(613)	$49,488

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2017 and December 31, 2016, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of June 30, 2017 and December 31, 2016, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(2,952)	$132,749	$(259)	$10,212	$(3,211)	$142,961
Commercial	(233)	21,660	—	—	(233)	21,660
Municipal bonds	(3,805)	199,291	(136)	8,661	(3,941)	207,952
Collateralized mortgage obligations:
Residential	(1,855)	129,559	(1,074)	23,623	(2,929)	153,182
Commercial	(545)	57,142	(261)	9,124	(806)	66,266
Corporate debt securities	(282)	14,807	(400)	7,137	(682)	21,944
U.S. Treasury securities	(150)	10,740	—	—	(150)	10,740
Agency	(119)	35,338	—	$—	(119)	35,338
	$(9,941)	$601,286	$(2,130)	$58,757	$(12,071)	$660,043

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(68)	$6,360	$—	$—	$(68)	$6,360
Commercial	(10)	4,533	—	—	(10)	4,533
Municipal bonds	(152)	10,690	—	—	(152)	10,690
	$(230)	$21,583	$—	$—	$(230)	$21,583

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(3,842)	$144,240	$(273)	$9,907	$(4,115)	$154,147
Commercial	(373)	23,798	—	—	(373)	23,798
Municipal bonds	(6,813)	283,531	—	—	(6,813)	283,531
Collateralized mortgage obligations:
Residential	(3,052)	175,490	(761)	11,422	(3,813)	186,912
Commercial	(1,005)	60,926	(130)	5,349	(1,135)	66,275
Corporate debt securities	(472)	24,447	(561)	11,677	(1,033)	36,124
U.S. Treasury securities	(262)	10,620	—	—	(262)	10,620
	$(15,819)	$723,052	$(1,725)	$38,355	$(17,544)	$761,407

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(90)	$5,481	$—	$—	$(90)	$5,481
Commercial	(64)	13,156	—	—	(64)	13,156
Municipal bonds	(459)	11,717	—	—	(459)	11,717
	$(613)	$30,354	$—	$—	$(613)	$30,354

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2017 and December 31, 2016. In addition, as of June 30, 2017 and December 31, 2016, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At June 30, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.28%	$—	—%	$1,663	1.53%	$149,271	1.89%	$150,935	1.88%
Commercial	—	—	18,763	2.08	4,618	2.04	—	—	23,381	2.07
Municipal bonds	508	3.96	21,843	3.15	39,867	3.07	310,511	3.76	372,729	3.65
Collateralized mortgage obligations:
Residential	—	—	—	—	507	1.24	184,188	1.98	184,695	1.98
Commercial	—	—	10,671	1.91	14,938	2.88	50,621	2.02	76,230	2.17
Agency	—	—	5,072	1.90	30,266	2.24	—	—	35,338	2.20
Corporate debt securities	—	—	7,884	2.74	8,622	3.37	13,712	3.47	30,218	3.25
U.S. Treasury securities	999	0.64	—	—	9,741	1.78	—	—	10,740	1.68
Total available for sale	$1,508	1.75%	$64,233	2.48%	$110,222	2.65%	$708,303	2.78%	$884,266	2.74%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,109	2.96%	$13,109	2.95%
Commercial	—	—	4,533	2.04	11,721	2.69	—	—	16,254	2.50
Collateralized mortgage obligations	—	—	—	—	—	—	3,500	1.75	3,500	1.75
Municipal bonds	—	—	1,167	2.92	5,435	2.79	12,986	3.40	19,588	3.20
Corporate debt securities	—	—	—	—	—	—	100	6.00	100	6.00
Total held to maturity	$—	—%	$5,700	2.21%	$17,156	2.72%	$29,695	3.01%	$52,551	2.83%

	At December 31, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.29%	$—	—%	$2,122	1.59%	$174,951	2.03%	$177,074	2.02%
Commercial	—	—	20,951	2.13	4,585	2.06	—	—	25,536	2.11
Municipal bonds	3,479	3.30	20,939	2.94	52,043	2.55	391,212	3.08	467,673	3.02
Collateralized mortgage obligations:
Residential	—	—	—	—	1,639	1.32	189,562	2.06	191,201	2.06
Commercial	—	—	10,860	1.84	19,273	2.74	40,631	1.91	70,764	2.12
Corporate debt securities	—	—	10,516	2.67	21,493	3.74	19,113	3.54	51,122	3.45
U.S. Treasury securities	999	0.64	—	—	9,621	1.76	—	—	10,620	1.66
Total available for sale	$4,479	2.70%	$63,266	2.43%	$110,776	2.69%	$815,469	2.57%	$993,990	2.57%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,825	3.11%	$13,825	3.11%
Commercial	—	—	4,581	2.06	11,728	2.71	—	—	16,309	2.53
Municipal bonds	—	—	—	—	6,450	2.73	12,802	3.31	19,252	3.11
Corporate debt securities	—	—	—	—	—	—	102	6.00	102	6.00
Total held to maturity	$—	—%	$4,581	2.06%	$18,178	2.72%	$26,729	3.22%	$49,488	2.93%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Proceeds	$312,247	$1,706	$314,633	$11,467
Gross gains	551	62	576	97
Gross losses	—	—	(19)	—

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At June 30, 2017

Federal Home Loan Bank to secure borrowings	$203,377
Washington and California State to secure public deposits	32,495
Securities pledged to secure derivatives in a liability position	6,757
Other securities pledged	7,273
Total securities pledged as collateral	$249,902

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at June 30, 2017 and December 31, 2016.

Tax-exempt interest income on securities available for sale totaling $2.4 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $4.9 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively, and was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At June 30, 2017	At December 31, 2016

Consumer loans
Single family(1)	$1,148,229	$1,083,822
Home equity and other	414,506	359,874
	1,562,735	1,443,696
Commercial loans
Commercial real estate	942,122	871,563
Multifamily	780,602	674,219
Construction/land development	648,672	636,320
Commercial business	248,908	223,653
	2,620,304	2,405,755
	4,183,039	3,849,451
Net deferred loan fees and costs	9,521	3,577
	4,192,560	3,853,028
Allowance for loan losses	(36,136)	(34,001)
	$4,156,424	$3,819,027

(1)
Includes $5.1 million and $18.0 million at June 30, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.75 billion and $1.59 billion at June 30, 2017 and December 31, 2016, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $732.5 million and $554.7 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 13.7% and 13.1% of the total portfolio, respectively. At December 31, 2016 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 13.8% and 14.4% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2017. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2016 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Allowance for credit losses (roll-forward):
Beginning balance	$36,042	$32,423	$35,264	$30,659
Provision for credit losses	500	1,100	500	2,500
Recoveries, net of charge-offs	928	478	1,706	842
Ending balance	$37,470	$34,001	$37,470	$34,001
Components:
Allowance for loan losses	$36,136	$32,656	$36,136	$32,656
Allowance for unfunded commitments	1,334	1,345	1,334	1,345
Allowance for credit losses	$37,470	$34,001	$37,470	$34,001

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$7,954	$(2)	$683	$(347)	$8,288
Home equity and other	6,546	(186)	67	429	6,856
	14,500	(188)	750	82	15,144
Commercial loans
Commercial real estate	7,036	—	—	419	7,455
Multifamily	3,793	—	—	266	4,059
Construction/land development	8,069	—	214	(57)	8,226
Commercial business	2,644	(16)	168	(210)	2,586
	21,542	(16)	382	418	22,326
Total allowance for credit losses	$36,042	$(204)	$1,132	$500	$37,470

	Three Months Ended June 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,026	$—	$2	$(734)	$8,294
Home equity and other	4,852	(204)	87	665	5,400
	13,878	(204)	89	(69)	13,694
Commercial loans
Commercial real estate	5,175	—	—	870	6,045
Multifamily	1,832	—	—	216	2,048
Construction/land development	9,286	—	573	(490)	9,369
Commercial business	2,252	—	20	573	2,845
	18,545	—	593	1,169	20,307
Total allowance for credit losses	$32,423	$(204)	$682	$1,100	$34,001

	Six Months Ended June 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,196	$(2)	$1,016	$(922)	$8,288
Home equity and other	6,153	(511)	353	861	6,856
	14,349	(513)	1,369	(61)	15,144
Commercial loans
Commercial real estate	6,680	—	—	775	7,455
Multifamily	3,086	—	—	973	4,059
Construction/land development	8,553	—	434	(761)	8,226
Commercial business	2,596	(16)	432	(426)	2,586
	20,915	(16)	866	561	22,326
Total allowance for credit losses	$35,264	$(529)	$2,235	$500	$37,470

	Six Months Ended June 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(32)	$86	$(702)	$8,294
Home equity and other	4,620	(298)	338	740	5,400
	13,562	(330)	424	38	13,694
Commercial loans
Commercial real estate	4,847	—	—	1,198	6,045
Multifamily	1,194	—	—	854	2,048
Construction/land development	9,271	(42)	783	(643)	9,369
Commercial business	1,785	(26)	33	1,053	2,845
	17,097	(68)	816	2,462	20,307
Total allowance for credit losses	$30,659	$(398)	$1,240	$2,500	$34,001

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$7,964	$324	$8,288	$1,059,203	$83,968	$1,143,171
Home equity and other	6,810	46	6,856	412,729	1,701	414,430
	14,774	370	15,144	1,471,932	85,669	1,557,601
Commercial loans
Commercial real estate	7,455	—	7,455	938,765	3,357	942,122
Multifamily	4,059	—	4,059	779,774	828	780,602
Construction/land development	8,226	—	8,226	647,649	1,023	648,672
Commercial business	2,414	172	2,586	247,083	1,825	248,908
	22,154	172	22,326	2,613,271	7,033	2,620,304
Total loans evaluated for impairment	36,928	542	37,470	4,085,203	92,702	4,177,905
Loans held for investment carried at fair value						5,134	(1)
Total loans held for investment	$36,928	$542	$37,470	$4,085,203	$92,702	$4,183,039

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

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2017
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$79,782	$81,373	$—
Home equity and other	1,185	1,211	—
	80,967	82,584	—
Commercial loans
Commercial real estate	3,357	3,874	—
Multifamily	828	845	—
Construction/land development	1,023	1,549	—
Commercial business	395	1,623	—
	5,603	7,891	—
	$86,570	$90,475	$—
With an allowance recorded:
Consumer loans
Single family	$4,186	$4,277	$324
Home equity and other	516	516	46
	4,702	4,793	370
Commercial loans
Commercial business	1,430	1,481	172
	$6,132	$6,274	$542
Total:
Consumer loans
Single family(3)	$83,968	$85,650	$324
Home equity and other	1,701	1,727	46
	85,669	87,377	370
Commercial loans
Commercial real estate	3,357	3,874	—
Multifamily	828	845	—
Construction/land development	1,023	1,549	—
Commercial business	1,825	3,104	172
	7,033	9,372	172
Total impaired loans	$92,702	$96,749	$542

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $77.5 million in single family performing trouble debt restructurings "TDRs".

	At December 31, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$77,756	$80,573	$—
Home equity and other	946	977	—
	78,702	81,550	—
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	2,945	4,365	—
	8,021	10,881	—
	$86,723	$92,431	$—
With an allowance recorded:
Consumer loans
Single family	$2,920	$3,011	$325
Home equity and other	517	517	49
	3,437	3,528	374
Commercial loans
Commercial business	348	347	5
	348	347	5
	$3,785	$3,875	$379
Total:
Consumer loans
Single family(3)	$80,676	$83,584	$325
Home equity and other	1,463	1,494	49
	82,139	85,078	374
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	3,293	4,712	5
	8,369	11,228	5
Total impaired loans	$90,508	$96,306	$379

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.1 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

(in thousands)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016

Consumer loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family	$83,653	$790	$81,754	$740
Home equity and other	1,568	24	1,412	17
	85,221	814	83,166	757
Commercial loans
Commercial real estate	4,441	37	3,125	4
Multifamily	832	6	1,864	6
Construction/land development	1,105	21	2,458	23
Commercial business	2,380	36	2,802	23
	8,758	100	10,249	56
	$93,979	$914	$93,415	$813

(in thousands)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016

Consumer loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family	$82,661	$1,540	$81,612	$1,444
Home equity and other	1,533	43	1,504	33
	84,194	1,583	83,116	1,477
Commercial loans
Commercial real estate	3,740	96	3,124	8
Multifamily	836	12	1,878	35
Construction/land development	1,368	47	3,023	44
Commercial business	2,684	83	2,503	41
	8,628	238	10,528	128
	$92,822	$1,821	$93,644	$1,605

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At June 30, 2017
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,117,636	(1)	$3,508	$15,243	$11,842	$1,148,229
Home equity and other	412,039		205	659	1,603	414,506
	1,529,675		3,713	15,902	13,445	1,562,735
Commercial loans
Commercial real estate	886,638		42,739	8,713	4,032	942,122
Multifamily	765,652		12,737	1,893	320	780,602
Construction/land development	632,857		14,366	1,449	—	648,672
Commercial business	195,504		46,362	4,549	2,493	248,908
	2,480,651		116,204	16,604	6,845	2,620,304
	$4,010,326		$119,917	$32,506	$20,290	$4,183,039

(1)
Includes $5.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of June 30, 2017 and December 31, 2016, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2016 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At June 30, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,911	$4,246	$45,545	$59,702	$1,088,527	(1)	$1,148,229	$33,824	(2)
Home equity and other	1,096	73	1,603	2,772	411,734		414,506	—
	11,007	4,319	47,148	62,474	1,500,261		1,562,735	33,824
Commercial loans
Commercial real estate	—	—	1,242	1,242	940,880		942,122	—
Multifamily	—	—	320	320	780,282		780,602	—
Construction/land development	147	—	—	147	648,525		648,672	—
Commercial business	424	—	590	1,014	247,894		248,908	—
	571	—	2,152	2,723	2,617,581		2,620,304	—
	$11,578	$4,319	$49,300	$65,197	$4,117,842		$4,183,039	$33,824

	At December 31, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$4,310	$5,459	$53,563	$63,332	$1,020,490	(1)	$1,083,822	$40,846	(2)
Home equity and other	251	442	1,571	2,264	357,610		359,874	—
	4,561	5,901	55,134	65,596	1,378,100		1,443,696	40,846
Commercial loans
Commercial real estate	71	205	2,127	2,403	869,160		871,563	—
Multifamily	—	—	337	337	673,882		674,219	—
Construction/land development	—	—	1,376	1,376	634,944		636,320	—
Commercial business	202	—	2,414	2,616	221,037		223,653	—
	273	205	6,254	6,732	2,399,023		2,405,755	—
	$4,834	$6,106	$61,388	$72,328	$3,777,123		$3,849,451	$40,846

(1)
Includes $5.1 million and $18.0 million of loans at June 30, 2017 and December 31, 2016, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss and are a subset of the 90 days or more past due balance.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At June 30, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,136,508	(1)	$11,721	$1,148,229
Home equity and other	412,903		1,603	414,506
	1,549,411		13,324	1,562,735
Commercial loans
Commercial real estate	940,880		1,242	942,122
Multifamily	780,282		320	780,602
Construction/land development	648,672		—	648,672
Commercial business	248,318		590	248,908
	2,618,152		2,152	2,620,304
	$4,167,563		$15,476	$4,183,039

	At December 31, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,071,105	(1)	$12,717	$1,083,822
Home equity and other	358,303		1,571	359,874
	1,429,408		14,288	1,443,696
Commercial loans
Commercial real estate	869,436		2,127	871,563
Multifamily	673,882		337	674,219
Construction/land development	634,944		1,376	636,320
Commercial business	221,239		2,414	223,653
	2,399,501		6,254	2,405,755
	$3,828,909		$20,542	$3,849,451

(1)
Includes $5.1 million and $18.0 million of loans at June 30, 2017 and December 31, 2016, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended June 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,097	$—
	Payment restructure	30	6,015	—
Home equity and other
	Payment restructure	1	277	—
Total consumer
	Interest rate reduction	13	2,097	—
	Payment restructure	31	6,292	—
		44	8,389	—

Commercial loans
Construction/land development
	Payment restructure	1	436	—
Total commercial
	Payment restructure	1	436	—
		1	436	—
Total loans
	Interest rate reduction	13	2,097	—
	Payment restructure	32	6,728	—
		45	$8,825	$—

	Three Months Ended June 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,369	$—
	Payment restructure	19	3,747	—
Home equity and other
	Interest rate reduction	1	13	—
Total consumer
	Interest rate reduction	14	2,382	—
	Payment restructure	19	3,747	—
		33	6,129	—
Total loans
	Interest rate reduction	14	2,382	—
	Payment restructure	19	3,747	—
		33	$6,129	$—

	Six Months Ended June 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	39	$6,920	$—
	Payment restructure	42	8,892	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	39	6,920	—
	Payment restructure	44	9,243	—
		83	16,163	—

Commercial loans
Construction/land development
	Payment restructure	1	436	—
Commercial business
	Payment restructure	1	18	—
Total commercial
	Payment restructure	2	454	—
		2	454	—
Total loans
	Interest rate reduction	39	6,920	—
	Payment restructure	46	9,697	—
		85	$16,617	$—

	Six Months Ended June 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	18	$3,389	$—
	Payment restructure	34	6,918	—
Home equity and other
	Interest rate reduction	1	13	—
Total consumer
	Interest rate reduction	19	3,402	—
	Payment restructure	34	6,918	—
		53	10,320	—
Total loans
	Interest rate reduction	19	3,402	—
	Payment restructure	34	6,918	—
		53	$10,320	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2017 and 2016, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2017		2016
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	7	$1,382	8	$2,367
Home equity and other	—	—	1	93
	7	$1,382	9	$2,460

	Six Months Ended June 30,
	2017		2016
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	8	$1,652	9	$2,638
Home equity and other	—	—	1	93
	8	$1,652	10	$2,731

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2017	At December 31, 2016

Noninterest-bearing accounts	$1,015,301	$964,829
NOW accounts, 0.00% to 1.00% at June 30, 2017 and December 31, 2016	541,592	468,812
Statement savings accounts, due on demand, 0.05% to 1.13% at June 30, 2017 and December 31, 2016	311,202	301,361
Money market accounts, due on demand, 0.00% to 1.70% and at June 30, 2017 and December 31, 2016	1,587,741	1,603,141
Certificates of deposit, 0.05% to 3.80% at June 30, 2017 and December 31, 2016	1,291,935	1,091,558
	$4,747,771	$4,429,701

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

NOW accounts	$503	$489	$980	$981
Statement savings accounts	253	255	505	509
Money market accounts	1,935	1,606	4,165	2,973
Certificates of deposit	3,176	2,099	5,840	3,555
	$5,867	$4,449	$11,490	$8,018

The weighted-average interest rates on certificates of deposit were 1.01% and 0.96% at June 30, 2017 and December 31, 2016, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2017

Within one year	$967,731
One to two years	265,348
Two to three years	32,627
Three to four years	14,060
Four to five years	11,944
Thereafter	225
$1,291,935

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2017 and December 31, 2016 were $481.1 million and $508.6 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2017 and December 31, 2016 were $102.1 million and $87.4 million, respectively. There were $412.7 million and $234.4 million of brokered deposits at June 30, 2017 and December 31, 2016, respectively.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or MSRs, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and "swaptions" as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments.

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at June 30, 2017 or December 31, 2016. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At June 30, 2017 and December 31, 2016, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2016 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2017
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$2,110,125	$4,665	$(3,818)
Interest rate swaptions	30,000	1	—
Interest rate lock and purchase loan commitments	831,294	22,331	(48)
Interest rate swaps	1,912,850	14,139	(21,139)
Eurodollar futures	1,188,000	98	(52)
Total derivatives before netting	$6,072,269	41,234	(25,057)
Netting adjustment/Cash collateral (1)		16,873	21,329
Carrying value on consolidated statements of financial condition		$58,107	$(3,728)

(1)
Includes cash collateral of $38.2 million at June 30, 2017 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

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

(1)
Includes cash collateral of $48.0 million at December 31, 2016 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At June 30, 2017
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$41,234	$16,873	$58,107	$—	$58,107
Derivative liabilities	$(25,057)	$21,329	$(3,728)	$2,616	$(1,112)

	At December 31, 2016
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$59,226	$10,174	$69,400	$—	$69,400
Derivative liabilities	$(42,399)	$37,836	$(4,563)	$1,820	$(2,743)

(1)
Includes cash collateral of $38.2 million and $48.0 million at June 30, 2017 and December 31, 2016 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(10,109)	$761	$(11,608)	$(331)
Loan servicing income (2)	8,874	22,241	9,253	53,948
Other (3)	—	(390)	—	(1,352)
	$(1,235)	$22,612	$(2,355)	$52,265

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2017	At December 31, 2016

Single family	$680,959	$656,334
Multifamily DUS® (1)	39,099	35,506
Other (2)	64,498	22,719
Total loans held for sale	$784,556	$714,559

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes multifamily and commercial loans originated from sources other than DUS®.

Loans sold consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Single family	$1,808,500	$2,173,392	$3,548,237	$3,644,975
Multifamily DUS®	35,312	109,394	112,161	157,364
Other (1)	24,695	31,813	37,881	31,813
Total loans sold	$1,868,507	$2,314,599	$3,698,279	$3,834,152

(1)	Includes multifamily and commercial loans originated from sources other than DUS®.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Single family:
Servicing value and secondary market gains(1)	$57,353	$73,685	$107,891	$127,812
Loan origination and administration fees	6,823	7,355	12,604	12,683
Total single family	64,176	81,040	120,495	140,495
Multifamily DUS®	1,273	3,655	4,633	5,184
Other (2)	459	935	1,061	1,214
Total gain on loan origination and sale activities	$65,908	$85,630	$126,189	$146,893

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

The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At June 30, 2017	At December 31, 2016

Single family
U.S. government and agency	$20,574,300	$18,931,835
Other	530,308	556,621
	21,104,608	19,488,456
Commercial
Multifamily DUS®	1,135,722	1,108,040
Other	75,336	69,323
	1,211,058	1,177,363
Total loans serviced for others	$22,315,666	$20,665,819

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$2,863	$2,725	$3,382	$2,922
Additions (reductions), net (1)	328	885	(32)	912
Realized losses (2)	(201)	(231)	(360)	(455)
Balance, end of period	$2,990	$3,379	$2,990	$3,379

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors, depending on the requirements, to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $6.4 million and $7.5 million were recorded in other assets as of June 30, 2017 and December 31, 2016, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At both June 30, 2017 and December 31, 2016, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $33.4 million and $35.8 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Servicing income, net:
Servicing fees and other	$15,977	$12,923	$32,156	$25,356
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,909)	(7,758)	(17,429)	(15,015)
Amortization of multifamily MSRs	(761)	(648)	(1,692)	(1,285)
	6,307	4,517	13,035	9,056
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(6,417)	(14,055)	(4,285)	(42,269)
Net gain from derivatives economically hedging MSR	8,874	22,241	9,253	53,948
	2,457	8,186	4,968	11,679
Mortgage servicing income	$8,764	$12,703	$18,003	$20,735

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2017	2016	2017	2016

Constant prepayment rate ("CPR") (2)	14.75%	15.62%	13.39%	16.30%
Discount rate (3)	10.30%	10.57%	10.29%	10.44%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2017

Fair value of single family MSR	$236,621
Expected weighted-average life (in years)	6.02
Constant prepayment rate (1)	12.94%
Impact on 25 basis points adverse change in interest rates	$(17,984)
Impact on 50 basis points adverse change in interest rates	$(37,908)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(8,206)
Impact on fair value of 200 basis points increase	$(15,868)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Beginning balance	$235,997	$133,449	$226,113	$156,604
Additions and amortization:
Originations	15,748	19,264	31,666	31,580
Purchases	211	—	565	—
Sale of single family MSRs	—	—	—	—
Changes due to modeled amortization(1)	(8,909)	(7,758)	(17,429)	(15,015)
Net additions and amortization	7,050	11,506	14,802	16,565
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(6,426)	(14,055)	(4,294)	(42,269)
Ending balance	$236,621	$130,900	$236,621	$130,900

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Beginning balance	$21,424	$15,402	$19,747	$14,651
Origination	937	1,612	3,545	3,000
Amortization	(761)	(648)	(1,692)	(1,285)
Ending balance	$21,600	$16,366	$21,600	$16,366

At June 30, 2017, the expected weighted-average life of the Company’s multifamily MSRs was 10.21 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2017

Remainder of 2017	$1,498
2018	2,944
2019	2,842
2020	2,760
2021	2,546
2022 and thereafter	9,010
Carrying value of multifamily MSR	$21,600

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2017 and December 31, 2016 was $89.0 million and $42.6 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $614.2 million and $603.8 million at June 30, 2017 and December 31, 2016, respectively. Unused home equity and commercial banking funding lines totaled $390.6 million and $289.3 million at June 30, 2017 and December 31, 2016, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily DUS® that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts. Under the program, the DUS® lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS® loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2017 and December 31, 2016, the total unpaid principal balance of loans sold under this program was $1.14 billion and $1.11 billion, respectively. The Company’s reserve liability related to this arrangement totaled $1.7 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2017 and 2016.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $21.18 billion and $19.56 billion as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.0 million and $3.4 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2017, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of June 30, 2017.

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

(in thousands)	Fair Value at June 30, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$150,935	$—	$150,935	$—
Commercial	23,381	—	23,381	—
Municipal bonds	372,729	—	372,729	—
Collateralized mortgage obligations:
Residential	184,695	—	184,695	—
Commercial	76,230	—	76,230	—
Corporate debt securities	30,218	—	30,218	—
U.S. Treasury securities	10,740	—	10,740	—
Agency	35,338	—	35,338	—
Single family mortgage servicing rights	236,621	—	—	236,621
Single family loans held for sale	680,959	—	651,700	29,259
Single family loans held for investment	5,134	—	—	5,134
Derivatives
Eurodollar futures	98	98	—	—
Forward sale commitments	4,665	—	4,665	—
Interest rate swaptions	1	—	1	—
Interest rate lock and purchase loan commitments	22,331	—	—	22,331
Interest rate swaps	14,139	—	14,139	—
Total assets	$1,848,214	$98	$1,554,771	$293,345
Liabilities:
Derivatives
Eurodollar futures	$52	$52	$—	$—
Forward sale commitments	3,818	—	3,818	—
Interest rate lock and purchase loan commitments	48	—	—	48
Interest rate swaps	21,139	—	21,139	—
Total liabilities	$25,057	$52	$24,957	$48

(in thousands)	Fair Value at December 31, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$177,074	$—	$177,074	$—
Commercial	25,536	—	25,536	—
Municipal bonds	467,673	—	467,673	—
Collateralized mortgage obligations:
Residential	191,201	—	191,201	—
Commercial	70,764	—	70,764	—
Corporate debt securities	51,122	—	51,122	—
U.S. Treasury securities	10,620	—	10,620	—
Single family mortgage servicing rights	226,113	—	—	226,113
Single family loans held for sale	656,334	—	614,524	41,810
Single family loans held for investment	17,988	—	—	17,988
Derivatives
Forward sale commitments	24,623	—	24,623	—
Interest rate swaptions	1	—	1	—
Interest rate lock and purchase loan commitments	19,586	—	—	19,586
Interest rate swaps	15,016	—	15,016	—
Total assets	$1,953,651	$—	$1,648,154	$305,497
Liabilities:
Derivatives
Forward sale commitments	$15,203	$—	$15,203	$—
Interest rate lock and purchase loan commitments	367	—	—	367
Interest rate swaps	26,829	—	26,829	—
Total liabilities	$42,399	$—	$42,032	$367

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2017 and 2016, see Note 7, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.1 million at June 30, 2017.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At June 30, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,134	Income approach	Implied spread to benchmark interest rate curve	3.53%	4.88%	4.21%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$17,988	Income approach	Implied spread to benchmark interest rate curve	3.62%	4.97%	4.49%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At June 30, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$29,259	Income approach	Implied spread to benchmark interest rate curve	3.24%	5.26%	4.47%
			Market price movement from comparable bond	(0.27)%	(0.09)%	(0.18)%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$41,810	Income approach	Implied spread to benchmark interest rate curve	3.46%	6.14%	4.23%
			Market price movement from comparable bond	(0.49)%	(0.11)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Beginning balance, net	$27,136	$28,482	$19,219	$17,711
Total realized/unrealized gains	34,127	58,767	69,586	103,295
Settlements	(38,980)	(47,258)	(66,522)	(81,015)
Ending balance, net	$22,283	$39,991	$22,283	$39,991

The following table presents fair value changes and activity for Level 3 loans held for sale and loans held for investment.

Three Months Ended June 30, 2017	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)
Loans held for sale	$40,331	$197	$13,755	$(25,884)	$860	$29,259
Loans held for investment	19,042	—	(13,575)	(479)	146	5,134

Three Months Ended June 30, 2016
Loans held for sale	$45,558	$7,480	$(4,582)	$(3,696)	$(1,018)	$43,742
Loans held for investment	18,327	106	4,572	(503)	(140)	22,362

Six Months Ended June 30, 2017	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)
Loans held for sale	$41,810	$2,996	$13,066	$(29,110)	$497	$29,259
Loans held for investment	17,988	—	(12,369)	(479)	(6)	5,134

Six Months Ended June 30, 2016
Loans held for sale	$49,322	$7,963	$(4,582)	$(8,525)	$(436)	$43,742
Loans held for investment	21,544	106	4,572	(3,583)	(277)	22,362

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At June 30, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$22,283	Income approach	Fall-out factor	0.40%	62.52%	14.30%
			Value of servicing	0.64%	1.92%	1.02%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$19,219	Income approach	Fall-out factor	0.50%	60.34%	11.95%
			Value of servicing	0.65%	2.27%	1.08%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and six months ended June 30, 2017, the Company recorded an adjustment of 7.10% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. During the three and six months ended June 30, 2016, the Company recorded no adjustment to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended June 30, 2017, the Company applied a range of stated value adjustments of 0.0% to 42.6%, with a weighted average of 42.3%. During the six months ended June 30, 2017, the Company applied a range of stated value adjustments of 0.0% to 100.0%, with a weighted average of 41.3%. During the three and six months ended June 30, 2016, the Company applied a stated value adjustment of 63.4%. During the three and six months ended June 30, 2017 and 2016, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and six months ended June 30, 2017 and 2016 and what we still held at the end of the respective reporting period.

	At or for the Three Months Ended June 30, 2017
(in thousands)	Fair Value of Assets Held at June 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,003	$—	$—	$2,003	$162

	At or for the Three Months Ended June 30, 2016
(in thousands)	Fair Value of Assets Held at June 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,581	$—	$—	$2,581	$20

	At or for the Six Months Ended June 30, 2017
(in thousands)	Fair Value of Assets Held at June 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,003	$—	$—	$2,003	$140

	At or for the Six Months Ended June 30, 2016
(in thousands)	Fair Value of Assets Held at June 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,581	$—	$—	$2,581	$(14)
Other real estate owned(2)	5,485	—	—	5,485	(391)
Total	$8,066	$—	$—	$8,066	$(405)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$54,447	$54,447	$54,447	$—	$—
Investment securities held to maturity	52,256	52,551	—	52,551	—
Loans held for investment	4,151,290	4,205,010	—	—	4,205,010
Loans held for sale – transferred from held for investment	62,183	62,183	—	—	62,183
Loans held for sale – multifamily and other	41,414	41,414	—	41,414	—
Mortgage servicing rights – multifamily	21,600	23,662	—	—	23,662
Federal Home Loan Bank stock	41,769	41,769	—	41,769	—
Liabilities:
Deposits	$4,747,771	$4,727,531	$—	$4,727,531	$—
Federal Home Loan Bank advances	867,290	869,559	—	869,559	—
Long-term debt	125,234	122,712	—	122,712	—

	At December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$53,932	$53,932	$53,932	$—	$—
Investment securities held to maturity	49,861	49,488	—	49,488	—
Loans held for investment	3,801,039	3,840,990	—	—	3,840,990
Loans held for sale – transferred from held for investment	17,512	17,512	—	—	17,512
Loans held for sale – multifamily	40,712	40,712	—	40,712	—
Mortgage servicing rights – multifamily	19,747	21,610	—	—	21,610
Federal Home Loan Bank stock	40,347	40,347	—	40,347	—
Liabilities:
Deposits	$4,429,701	$4,410,213	$—	$4,410,213	$—
Federal Home Loan Bank advances	868,379	870,782	—	870,782	—
Long-term debt	125,147	122,357	—	122,357	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016

Net income	$11,209	$21,749	$20,192	$28,156
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,866,230	24,708,375	26,843,813	24,192,441
Dilutive effect of outstanding common stock equivalents (1)	218,378	203,544	227,215	202,207
Diluted weighted-average number of common stock outstanding	27,084,608	24,911,919	27,071,028	24,394,648
Earnings per share:
Basic earnings per share	$0.42	$0.88	$0.75	$1.16
Diluted earnings per share	$0.41	$0.87	$0.75	$1.15

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2017 and 2016 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 6,417 at June 30, 2017 and zero at June 30, 2016.

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

Financial highlights by operating segment were as follows.

	Three Months Ended June 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,420	$42,448	$46,868
Provision for credit losses	—	500	500
Noninterest income	72,732	8,276	81,008
Noninterest expense	74,613	36,631	111,244
Income before income taxes	2,539	13,593	16,132
Income tax expense	776	4,147	4,923
Net income	$1,763	$9,446	$11,209
Total assets	$992,668	$5,593,889	$6,586,557

	Three Months Ended June 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$6,089	$38,393	$44,482
Provision for credit losses	—	1,100	1,100
Noninterest income	94,295	8,181	102,476
Noninterest expense	76,928	34,103	111,031
Income before income taxes	23,456	11,371	34,827
Income tax expense	8,786	4,292	13,078
Net income	$14,670	$7,079	$21,749
Total assets	$966,586	$4,974,592	$5,941,178

	Six Months Ended June 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$9,167	$83,352	$92,519
Provision for credit losses	—	500	500
Noninterest income	137,768	17,701	155,469
Noninterest expense	145,017	73,101	218,118
Income before income taxes	1,918	27,452	29,370
Income tax expense	464	8,714	9,178
Net income	$1,454	$18,738	$20,192
Total assets	$992,668	$5,593,889	$6,586,557

	Six Months Ended June 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$11,134	$74,039	$85,173
Provision for credit losses	—	2,500	2,500
Noninterest income	161,360	12,824	174,184
Noninterest expense	141,651	70,733	212,384
Income before income taxes	30,843	13,630	44,473
Income tax expense	11,308	5,009	16,317
Net income	$19,535	$8,621	$28,156
Total assets	$966,586	$4,974,592	$5,941,178

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Beginning balance	$(8,486)	$4,161	$(10,412)	$(2,449)
Other comprehensive income before reclassifications	3,431	5,627	5,361	12,260
Amounts reclassified from accumulated other comprehensive loss	(358)	(40)	(362)	(63)
Net current-period other comprehensive income	3,073	5,587	4,999	12,197
Ending balance	$(5,413)	$9,748	$(5,413)	$9,748

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Gain on sale of investment securities available for sale	$551	$62	$557	$97
Income tax expense	193	22	195	34
Total, net of tax	$358	$40	$362	$63

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

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements, and we may take actions that differ from our current plans and expectations. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of management's plans and objectives for future operations or programs;

•	any statements regarding future operations, plans, regulatory compliance or approvals;

•	any statements concerning proposed new products or services;

•	any statements about the expected or estimated performance of our loan portfolio;

•	any statements regarding our pending or potential expansion into other geographic markets or potential increases in personnel or business in existing markets;

•	any statements regarding pending or future mergers, acquisitions or other transactions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016

Income statement data (for the period ended):
Net interest income	$46,868	$45,651	$48,074	$46,802	$44,482	$92,519	$85,173
Provision for credit losses	500	—	350	1,250	1,100	500	2,500
Noninterest income	81,008	74,461	73,221	111,745	102,476	155,469	174,184
Noninterest expense	111,244	106,874	117,539	114,399	111,031	218,118	212,384
Income before income taxes	16,132	13,238	3,406	42,898	34,827	29,370	44,473
Income tax expense	4,923	4,255	1,112	15,197	13,078	9,178	16,317
Net income	$11,209	$8,983	$2,294	$27,701	$21,749	$20,192	$28,156
Basic income per share	$0.42	$0.33	$0.09	$1.12	$0.88	$0.75	$1.16
Diluted income per share	$0.41	$0.33	$0.09	$1.11	$0.87	$0.75	$1.15
Common shares outstanding	26,874,871	26,862,744	26,800,183	24,833,008	24,821,349	26,874,871	24,821,349
Weighted average number of shares outstanding:
Basic	26,866,230	26,821,396	25,267,909	24,811,169	24,708,375	26,843,813	24,192,441
Diluted	27,084,608	27,057,449	25,588,691	24,996,747	24,911,919	27,071,028	24,394,648
Shareholders' equity per share	$24.40	$23.86	$23.48	$23.60	$22.55	$24.40	$22.55
Financial position (at period end):
Cash and cash equivalents	$54,447	$61,492	$53,932	$55,998	$45,229	$54,447	$45,229
Investment securities	936,522	1,185,654	1,043,851	991,325	928,364	936,522	928,364
Loans held for sale	784,556	537,959	714,559	893,513	772,780	784,556	772,780
Loans held for investment, net	4,156,424	3,957,959	3,819,027	3,764,178	3,698,959	4,156,424	3,698,959
Mortgage servicing rights	258,222	257,421	245,860	167,501	147,266	258,222	147,266
Other real estate owned	4,597	5,646	5,243	6,440	10,698	4,597	10,698
Total assets	6,586,557	6,401,143	6,243,700	6,226,601	5,941,178	6,586,557	5,941,178
Deposits	4,747,771	4,595,809	4,429,701	4,504,560	4,239,155	4,747,771	4,239,155
Federal Home Loan Bank advances	867,290	862,335	868,379	858,923	878,987	867,290	878,987
Shareholders' equity	$655,841	$640,919	$629,284	$586,028	$559,603	$655,841	$559,603
Financial position (averages):
Investment securities	$1,089,552	$1,153,248	$962,504	$981,223	$766,248	$1,121,224	$695,971
Loans held for investment	4,119,825	3,914,537	3,823,253	3,770,133	3,677,361	4,017,748	3,538,420
Total interest-earning assets	5,837,917	5,782,061	5,711,154	5,692,999	5,186,131	5,810,143	4,907,819
Total interest-bearing deposits	3,652,036	3,496,190	3,413,311	3,343,339	3,072,314	3,574,543	2,903,645
Federal Home Loan Bank advances	872,019	975,914	938,342	988,358	946,488	923,679	921,607
Federal funds purchased and securities sold under agreements to repurchase	4,804	978	951	2,242	—	2,901	—
Total interest-bearing liabilities	4,654,064	4,598,243	4,477,732	4,459,213	4,110,208	4,626,306	3,901,883
Shareholders’ equity	$668,377	$649,439	$616,497	$588,335	$548,080	$658,961	$529,482

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016

Financial performance:
Return on average shareholders' equity (1)	6.71%	5.53%	1.49%	18.83%	15.87%	6.13%	10.64%
Return on average assets	0.70%	0.57%	0.15%	1.79%	1.54%	0.63%	1.06%
Net interest margin (2)	3.29%	3.23%	3.42%	3.34%	3.48%	3.26%	3.52%
Efficiency ratio (3)	86.99%	88.98%	96.90%	72.15%	75.55%	87.96%	81.89%
Asset quality:
Allowance for credit losses	$37,470	$36,042	$35,264	$35,233	$34,001	$37,470	$34,001
Allowance for loan losses/total loans (4)	0.86%	0.87%	0.88%	0.89%	0.88%	0.86%	0.88%
Allowance for loan losses/nonaccrual loans	233.50%	185.99%	165.52%	131.07%	207.41%	233.50%	207.41%
Total nonaccrual loans (5)(6)	$15,476	$18,676	$20,542	$25,921	$15,745	$15,476	$15,745
Nonaccrual loans/total loans	0.37%	0.47%	0.53%	0.68%	0.42%	0.37%	0.42%
Other real estate owned	$4,597	$5,646	$5,243	$6,440	$10,698	$4,597	$10,698
Total nonperforming assets (6)	$20,073	$24,322	$25,785	$32,361	$26,443	$20,073	$26,443
Nonperforming assets/total assets	0.30%	0.38%	0.41%	0.52%	0.45%	0.30%	0.45%
Net (recoveries) charge-offs	$(928)	$(778)	$319	$18	$(478)	$(1,706)	$(842)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.13%	9.98%	10.26%	9.91%	10.28%	10.13%	10.28%
Common equity tier 1 risk-based capital (to risk-weighted assets)	13.23%	13.25%	13.92%	13.61%	13.52%	13.23%	13.52%
Tier 1 risk-based capital (to risk-weighted assets)	13.23%	13.25%	13.92%	13.61%	13.52%	13.23%	13.52%
Total risk-based capital (to risk-weighted assets)	14.01%	14.02%	14.69%	14.41%	14.33%	14.01%	14.33%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.55%	9.45%	9.78%	9.52%	9.88%	9.55%	9.88%
Tier 1 common equity risk-based capital (to risk-weighted assets)	10.01%	9.96%	10.54%	10.37%	10.31%	10.01%	10.31%
Tier 1 risk-based capital (to risk-weighted assets)	11.10%	11.07%	11.66%	11.55%	11.51%	11.10%	11.51%
Total risk-based capital (to risk-weighted assets)	11.79%	11.74%	12.34%	12.25%	12.22%	11.79%	12.22%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.95%, 0.97%, 1.00%, 1.05% and 1.03% at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $732 thousand, $750 thousand, $1.9 million, $2.1 million and $2.6 million of nonperforming loans guaranteed by the SBA at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

	At or for the Three Months Ended					At or for the Six Months Ended
(in thousands)	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016

SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$21,104,608	$20,303,169	$19,488,456	$18,199,040	$17,073,520	$21,104,608	$17,073,520
Multifamily DUS® (3)	1,135,722	1,140,414	1,108,040	1,055,181	1,023,505	1,135,722	1,023,505
Other	75,336	73,832	69,323	67,348	62,466	75,336	62,466
Total loans serviced for others	$22,315,666	$21,517,415	$20,665,819	$19,321,569	$18,159,491	$22,315,666	$18,159,491

Loan production volumes:
Mortgage Banking segment:
Single family mortgage closed loans(1)(2)	$2,011,127	$1,621,053	$2,514,657	$2,647,943	$2,261,599	$3,632,180	$3,834,747
Single family mortgage interest rate lock commitments(2)	1,950,427	1,622,622	1,765,942	2,689,640	2,361,691	3,573,049	4,165,394
Single family mortgage loans sold(2)	1,808,500	1,739,737	2,651,022	2,489,415	2,173,392	3,548,237	3,644,975
Commercial and Consumer Banking segment:
Loan originations
Multifamily DUS® (3)	$58,343	$57,552	$94,725	$45,497	$146,535	115,895	185,629
Other (4)	6,126	6,798	3,008	2,913	5,528	12,924	5,528
Loans sold
Multifamily DUS® (3)	35,312	76,849	85,594	58,484	109,394	112,161	157,364
Other (4)	$24,695	$13,186	$75,000	$50,255	$31,813	$37,881	$31,813

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by our correspondent lender WMS Series LLC and purchased by HomeStreet Bank.

(3)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(4)	Includes multifamily loans originated from sources other than DUS®.

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
HomeStreet Bank is a Washington state-chartered commercial bank providing commercial, consumer and mortgage loans, deposit products and services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises home loan business known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).
HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®)(1) in conjunction with HomeStreet Bank.
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
During the second quarter of 2017, we continued to execute our strategy of diversifying earnings by expanding our commercial and consumer banking business, adding new branches in the high-growth areas of Puget Sound and Southern California to promote convenience and build market share while also building deposits at our existing branches. Meanwhile, in our mortgage banking segment we are currently focused on optimizing our resources in our existing markets in the face of rate changes and inventory constraints that have lowered the number of loans that can be originated in the marketplace, and are actively seeking efficiencies in our single family lending operations.
At June 30, 2017, we had total assets of $6.59 billion, net loans held for investment of $4.16 billion, deposits of $4.75 billion and shareholders’ equity of $655.8 million. This includes $189.2 million of assets, $125.8 million of loans, $126.5 million of deposits and $8.4 million of goodwill added through the acquisition of Orange County Business Bank by merger in the first quarter of 2016, $41.6 million in assets, $40.3 million in loans and $48.1 million in deposits added through the acquisition of the assets and certain liabilities of The Bank of Oswego in the third quarter of 2016, and $104.5 million in deposits added through the acquisition of two branches in Southern California from Boston Private Bank & Trust in the fourth quarter of 2016.
In the second quarter of 2017, we entered into an agreement to acquire a branch located in El Cajon, California. This transaction is expected to close in the second half of 2017 and is subject to customary closing conditions, including receipt of regulatory approval.
Although our business traditionally has been centered heavily in mortgage banking, we have invested significantly in the growth of our commercial and consumer banking business since our initial public offering in 2012. The significant development of this business over the last five years has been helpful in offsetting the relatively lower performance of our residential mortgage banking operations in 2017, as the scarcity of homes available for sale in our key markets is creating challenges for customers looking for suitable housing at an affordable price which in turn has reduced our ability to originate purchase mortgages in those markets. As a result of this shift in market trends, we have begun to reassess the optimum staffing level and geographic scope of our mortgage operations, including a recent reduction in headcount in our mortgage origination operations by 73 employees. We are continuing to monitor market factors and to assess the appropriate office locations and staffing levels for mortgage banking. We expect that unless trends reverse sharply in the coming months, it may become necessary to further optimize staffing levels and reconsider maintaining the full complement of our existing office locations for mortgage banking operations. Some of the scenarios currently under consideration include measures that may require us to incur restructuring charges. However, if these steps become necessary, management expects to respond promptly and proactively to promote efficient growth in the business overall while still providing exceptional service to our customers.

1 DUS® is a registered trademark of Fannie Mae	62

Management’s Overview of Second Quarter of 2017 Financial Performance

Results of Operations

Results for the second quarter of 2017 reflect the benefit of our investment in growth and diversification. We have continued to execute on our strategy of becoming a leading west coast regional bank by combining steady organic growth and effective integration of our bank and branch acquisitions. At the same time, our mortgage business has been impacted by both the low supply of houses in our primary markets and higher interest rates, resulting in lower rate locks. In response to these changes in market forces, we are currently focused on cost control and optimization in this segment, including implementing a new loan origination system and a reduction in workforce. Our commercial and consumer banking segment continued to have strong growth, including an increase of loans held for investment of 5% in the quarter.

For the three and six months ended June 30, 2017, net income was $11.2 million and $20.2 million, respectively, a decrease of $10.5 million or 48.5% and $8.0 million or 28.3% from $21.7 million and $28.2 million for the three and six months ended June 30, 2016, respectively. Included in net income for both the three and six months ended June 30, 2017 were $115 thousand in acquisition-related expenses, net of tax, compared to $666 thousand and $4.0 million in the three and six months ended 2016, respectively.

As of June 30, 2017, we had 47 primary stand-alone home loan centers, seven primary commercial loan centers and 57 retail deposit branches. We also have one stand-alone insurance office.

Consolidated Financial Performance

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,		Percent Change
(in thousands, except per share data and ratios)	2017	2016		2017	2016

Selected statement of operations data
Total net revenue (1)	$127,876	$146,958	(13)%	$247,988	$259,357	(4)%
Total noninterest expense	111,244	111,031	—%	218,118	212,384	3%
Provision for credit losses	500	1,100	(55)%	500	2,500	(80)%
Income tax expense	4,923	13,078	(62)%	9,178	16,317	(44)%
Net income	$11,209	$21,749	(48)%	$20,192	$28,156	(28)%

Financial performance
Diluted income per share	$0.41	$0.87		$0.75	$1.15
Return on average common shareholders’ equity	6.71%	15.87%		6.13%	10.64%
Return on average assets	0.70%	1.54%		0.63%	1.06%
Net interest margin	3.29%	3.48%		3.26%	3.52%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three and six months ended June 30, 2017 was $9.4 million and $18.7 million, respectively, compared to $7.1 million and $8.6 million for the three and six months ended June 30, 2016, respectively. The increases were primarily due to higher net interest income resulting from higher average balances of interest-earning assets. These increases were the result of growth in income related to assets gained in merger and acquisition activities as well as organic growth. Included in net income for both the three and six months ended June 30, 2017, were acquisition-related expenses, net of tax, of $115 thousand, compared to $666 thousand and $4.0 million in the three and six months ended June 30, 2016, respectively.

Commercial and Consumer Banking segment net interest income was $42.4 million for the second quarter of 2017, an increase of $4.1 million, or 10.6%, from $38.4 million for the second quarter of 2016, reflecting higher average balances of loans held for investment primarily as a result of organic growth. For the six months ended June 30, 2017 segment net interest income was

$83.4 million, an increase of $9.3 million, or 12.6%, from $74.0 million for the six months ended June 30, 2016, reflecting higher average balances of loans held for investment as a result of organic growth and acquisitions.

Our provision for credit losses was $500 thousand in both the three and six months ended June 30, 2017, compared to $1.1 million and $2.5 million, respectively, for the three and six months ended June 30, 2016. Net recoveries were $1.7 million in the first six months of 2017 compared to net recoveries of $842 thousand in the first six months of 2016. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.86% and 0.88% of loans held for investment at June 30, 2017 and June 30, 2016, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.95% of loans held for investment at June 30, 2017 compared to 1.03% at June 30, 2016. Nonperforming assets were $20.1 million, or 0.30% of total assets at June 30, 2017, compared to $26.4 million, or 0.45% of total assets at June 30, 2016.

Commercial and Consumer Banking segment noninterest expense was $36.6 million for the second quarter of 2017, an increase of $2.5 million, or 7.4%, from $34.1 million for the second quarter of 2016. For the six months ended June 30, 2017 noninterest expense was $73.1 million, an increase of $2.4 million, or 3.3%, from $70.7 million for the six months ended June 30, 2016. The increases were primarily attributable to increased costs related to organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. For the six months ended June 30, 2017, we added two de novo retail deposit branches and increased the segment's headcount by 13.9%. During the same period, the commercial and consumer banking segment further expanded its commercial lending business with the opening of two new stand-alone primary commercial lending centers.

Mortgage Banking Segment Results

Mortgage Banking segment net income for the three and six months ended June 30, 2017 was net income of $1.8 million and $1.5 million, respectively, compared to net income of $14.7 million and $19.5 million for the three and six months ended June 30, 2016, respectively. The decrease in net income was primarily due to a $411.3 million and $592.3 million reduction in rate locks, respectively, and higher noninterest expense from technology investments and the expansion of personnel and offices in new markets. In June 2017, as a result of anticipated loan processing efficiencies from our new loan origination system, as well as lower mortgage origination volume, we implemented cost reduction strategies, including a reduction in workforce impacting mortgage origination and processing personnel.

Mortgage Banking noninterest income for the three and six months ended June 30, 2017 was $72.7 million and $137.8 million, respectively compared to $94.3 million and $161.4 million, for the three and six months ended June 30, 2016, respectively, primarily due to a 17.4% and 14.2% decrease in single family mortgage interest rate lock commitments, respectively. The decrease in interest rate lock commitments was the result of both the limited supply of housing in our markets which reduced the volume of purchase mortgage activity in the period, and higher mortgage interest rates, which reduced the volume of refinance activity in the period. This decrease was partially offset by growth in overall segment loan origination capacity through the addition of mortgage production personnel and the expansion of our network of mortgage loan centers. Although our mortgage production personnel increased by 9% at June 30, 2017 compared to June 30, 2016, in the second quarter of 2017 we focused on optimizing our resources in that segment and reduced the total number of employees in the mortgage segment by 73 on a net basis as compared to March 31, 2017, including a reduction in workforce of 41 employees toward the end of the quarter.

Mortgage Banking noninterest expense for the three and six months ended June 30, 2017 was $74.6 million and $145.0 million, respectively compared to $76.9 million and $141.7 million for the three and six months ended June 30, 2016, respectively. The quarter over quarter decrease is primarily due to decreased commissions, salary and related costs on lower closed loan volumes. The increase from the six months ended June 30, 2016 was primarily due to the expansion of personnel and offices in existing markets and costs associated with implementing a new loan origination system which automated certain tasks that previously required manual entry.

Regulatory Matters

The Company's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2017 were 9.55%, 10.01%, 11.10% and 11.79%, respectively. The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2017 were 10.13%, 13.23%, 13.23% and 14.01%, respectively. The Company's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2016 were 9.78%, 10.54%, 11.66% and 12.34%, respectively. At December 31, 2016, the Bank's

Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios were 10.26%, 13.92%, 13.92% and 14.69%, respectively.

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

	Three Months Ended June 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$87,249	$125	0.57%	$37,572	$27	0.28%
Investment securities	1,089,552	6,466	2.38%	766,248	4,677	2.44%
Loans held for sale	541,291	5,586	4.13%	704,950	6,565	3.73%
Loans held for investment	4,119,825	45,701	4.43%	3,677,361	40,727	4.42%
Total interest-earning assets	5,837,917	57,878	3.96%	5,186,131	51,996	4.00%
Noninterest-earning assets (2)	587,211			451,116
Total assets	$6,425,128			$5,637,247
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$494,997	$502	0.41%	$456,461	$489	0.43%
Savings accounts	309,844	256	0.33%	299,103	255	0.34%
Money market accounts	1,551,328	1,917	0.50%	1,286,570	1,589	0.50%
Certificate accounts	1,295,867	3,303	1.03%	1,030,180	2,191	0.86%
Total interest-bearing deposits	3,652,036	5,978	0.66%	3,072,314	4,524	0.59%
Federal Home Loan Bank advances	872,019	2,368	1.09%	946,488	1,462	0.62%
Federal funds purchased and securities sold under agreements to repurchase	4,804	14	1.20%	—	—	—%
Long-term debt	125,205	1,514	4.86%	91,406	823	3.62%
Total interest-bearing liabilities	4,654,064	9,874	0.85%	4,110,208	6,809	0.67%
Noninterest-bearing liabilities	1,102,687			978,959
Total liabilities	5,756,751			5,089,167
Shareholders’ equity	668,377			548,080
Total liabilities and shareholders’ equity	$6,425,128			$5,637,247
Net interest income (3)		$48,004			$45,187
Net interest spread			3.11%			3.33%
Impact of noninterest-bearing sources			0.18%			0.15%
Net interest margin			3.29%			3.48%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.1 million and $705 thousand for the quarter ended June 30, 2017 and 2016, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Six Months Ended June 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$89,224	$261	0.59%	$38,805	$71	0.36%
Investment securities	1,121,224	13,065	2.33%	695,971	8,442	2.43%
Loans held for sale	581,947	11,673	4.02%	634,623	12,051	3.81%
Loans held for investment	4,017,748	89,187	4.44%	3,538,420	78,006	4.40%
Total interest-earning assets	5,810,143	114,186	3.93%	4,907,819	98,570	4.01%
Noninterest-earning assets (2)	574,654			426,906
Total assets	$6,384,797			$5,334,725
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$472,920	$980	0.42%	$436,093	$981	0.45%
Savings accounts	307,095	508	0.33%	297,821	509	0.34%
Money market accounts	1,570,406	4,128	0.53%	1,237,023	2,953	0.48%
Certificate accounts	1,224,122	6,104	1.00%	932,708	3,716	0.79%
Total interest-bearing deposits	3,574,543	11,720	0.66%	2,903,645	8,159	0.56%
Federal Home Loan Bank advances	923,679	4,770	1.04%	921,607	2,881	0.62%
Federal funds purchased and securities sold under agreements to repurchase	2,901	16	1.03%	—	—	—%
Long-term debt	125,183	2,992	4.81%	76,631	1,133	2.80%
Total interest-bearing liabilities	4,626,306	19,498	0.85%	3,901,883	12,173	0.63%
Noninterest-bearing liabilities	1,099,530			903,360
Total liabilities	5,725,836			4,805,243
Shareholders’ equity	658,961			529,482
Total liabilities and shareholders’ equity	$6,384,797			$5,334,725
Net interest income (3)		$94,688			$86,397
Net interest spread			3.08%			3.38%
Impact of noninterest-bearing sources			0.18%			0.14%
Net interest margin			3.26%			3.52%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.2 million and $1.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $352 thousand and $546 thousand for the three months ended June 30, 2017 and 2016, respectively, and $797 thousand and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.

Net Income

For the three months ended June 30, 2017, net income was $11.2 million, a decrease of $10.5 million or 48.5% from $21.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net income was $20.2 million, a decrease of $8.0 million, or 28.3% from $28.2 million for the six months ended June 30, 2016. Included in net income in both the three and six months ended June 30, 2017 were $115 thousand in merger-related expenses, net of tax, compared to $666 thousand and $4.0 million in the three and six months ended June 30, 2016, respectively.

Net Interest Income

Our profitability depends significantly on net interest income, which is the difference between income earned on our interest-earning assets, primarily loans and investment securities, and interest paid on interest-bearing liabilities. Our interest-bearing liabilities consist primarily of deposits and borrowed funds, including our outstanding trust preferred securities, senior unsecured notes and advances from the Federal Home Loan Bank ("FHLB").

Net interest income on a tax equivalent basis for the second quarter of 2017 was $48.0 million, an increase of $2.8 million, or 6.2%, from the second quarter of 2016. For the six months ended June 30, 2017, net interest income on a tax equivalent basis was $94.7 million, an increase of $8.3 million, or 9.6%, from $86.4 million for the six months ended June 30, 2016. These increases from 2016 were primarily due to growth in average interest earning assets. The net interest margin for the second quarter of 2017 decreased to 3.29% from 3.48% for the second quarter of 2016. For the six months ended June 30, 2017 net interest margin decreased to 3.26% from 3.52% for the six months ended June 30, 2016. These decreases in our net interest margin were primarily due to both higher cost of funds and a higher portion of lower yielding investments, primarily from interest expense related to our long-term debt issuance in the second quarter of 2016, and higher FHLB borrowing costs due to higher short-term rates.

Total average interest-earning assets increased $651.8 million, or 12.6% from the three months ended June 30, 2016 and increased $902.3 million, or 18.4% from the six months ended June 30, 2016 primarily as a result of growth in average loans held for investment, both organically and through acquisition activity. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income of $57.9 million on a tax equivalent basis in the second quarter of 2017 increased $5.9 million, or 11.3%, from $52.0 million in the second quarter of 2016. For the six months ended June 30, 2017 total interest income on a tax equivalent basis of $114.2 million increased 15.8%, or $15.6 million from $98.6 million. These increases primarily resulted from higher average balances of loans held for investment, which increased $442.5 million, or 12.0% and $479.3 million, or 13.5% for the three and six months ended June 30, 2017, respectively.

Total interest expense in the second quarter of 2017 increased $3.1 million, or 45.0% from $6.8 million in the second quarter of 2016. For the six months ended June 30, 2017, interest expense increased $7.3 million, or 60.2% from the six months ended June 30, 2016. These increases resulted from higher average balances of interest-bearing deposits, FHLB advances and interest paid on our $65.0 million in senior debt issued in May 2016.

Provision for Credit Losses

We recorded a provision for credit losses of $500 thousand in the second quarter of 2017 compared to a provision of $1.1 million for the second quarter of 2016. For the first half of 2017, provision for credit losses was $500 thousand compared to a provision for credit losses of $2.5 million for the first half of 2016.

Nonaccrual loans were $15.5 million at June 30, 2017, a decrease of $5.1 million, or 24.7%, from $20.5 million at December 31, 2016. Nonaccrual loans as a percentage of total loans decreased to 0.37% at June 30, 2017 from 0.53% at December 31, 2016.

Net recoveries were $928 thousand in the second quarter of 2017 compared to net recoveries of $478 thousand in the second quarter of 2016. For the first half of 2017, net recoveries were $1.7 million compared to net recoveries of $842 thousand for the first half of 2016. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Noninterest income
Gain on loan origination and sale activities (1)	$65,908	$85,630	$(19,722)	(23)%	$126,189	$146,893	$(20,704)	(14)%
Loan servicing income	8,764	12,703	(3,939)	(31)	18,003	20,735	(2,732)	(13)
Income from WMS Series LLC	406	1,164	(758)	(65)	591	1,300	(709)	(55)
Depositor and other retail banking fees	1,811	1,652	159	10	3,467	3,247	220	7
Insurance agency commissions	501	370	131	35	897	764	133	17
Gain on sale of investment securities available for sale	551	62	489	789	557	97	460	474
Other	3,067	895	2,172	243	5,765	1,148	4,617	402
Total noninterest income	$81,008	$102,476	$(21,468)	(21)%	$155,469	$174,184	$(18,715)	(11)%

(1)	Single family, multifamily and other commercial loan banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decrease in noninterest income in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to a decrease in gain on loan origination and sale activities resulting from a 17%, and 14% decrease in single family rate lock volume, respectively.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Single family held for sale:
Servicing value and secondary market gains(1)	$57,353	$73,685	$(16,332)	(22)%	$107,891	$127,812	$(19,921)	(16)%
Loan origination and administrative fees	6,823	7,355	(532)	(7)	12,604	12,683	(79)	(1)
Total single family held for sale	64,176	81,040	(16,864)	(21)	120,495	140,495	(20,000)	(14)
Multifamily DUS®	1,273	3,655	(2,382)	(65)	4,633	5,184	(551)	(11)
Other (2)	459	935	(476)	(51)	1,061	1,214	(153)	(13)
Gain on loan origination and sale activities	$65,908	$85,630	$(19,722)	(23)%	$126,189	$146,893	$(20,704)	(14)%

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily and other commercial loans from sources other than DUS®.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Single family mortgage closed loan volume (1)	$2,011,127	$2,261,599	$(250,472)	(11)%	$3,632,180	$3,834,747	$(202,567)	(5)%
Single family mortgage interest rate lock commitments (1)	$1,950,427	$2,361,691	$(411,264)	(17)%	$3,573,049	$4,165,394	$(592,345)	(14)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decrease in gain on loan origination and sale activities in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 predominately reflected lower single family mortgage interest rate lock commitments as a result of the higher market interest rates in the period and a limited supply of available housing in our markets. Although mortgage production personnel grew by 9% at June 30, 2017 compared to June 30, 2016, in the second quarter of 2017 we focused on optimizing our resources in that segment and reduced the total number of employees in the mortgage segment by 73 on a net basis as compared to March 31, 2017, including a reduction in workforce of 41 employees toward the end of the quarter.

Management records a liability for estimated mortgage repurchase losses, which has the effect of reducing gain on loan origination and sale activities. The following table presents the effect of changes in our mortgage repurchase liability within the respective line of gain on loan origination and sale activities. For further information on our mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies, to the financial statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$592	$(885)	$1,359	$(1,454)
Other changes in estimated repurchase losses(2)	(264)	—	(1,391)	542
	$328	$(885)	$(32)	$(912)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Servicing income, net:
Servicing fees and other	$15,977	$12,923	$3,054	24%	$32,156	$25,356	$6,800	27%
Changes in fair value of MSRs due to amortization (1)	(8,909)	(7,758)	(1,151)	15	(17,429)	(15,015)	(2,414)	16
Amortization of multifamily MSRs	(761)	(648)	(113)	17	(1,692)	(1,285)	(407)	32
	6,307	4,517	1,790	40	13,035	9,056	3,979	44
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(6,417)	(14,055)	7,638	(54)	(4,285)	(42,269)	37,984	(90)
Net gain (loss) from derivatives economically hedging MSRs	8,874	22,241	(13,367)	(60)	9,253	53,948	(44,695)	(83)
	2,457	8,186	(5,729)	(70)	4,968	11,679	(6,711)	(57)
Mortgage servicing income	$8,764	$12,703	$(3,939)	(31)%	$18,003	$20,735	$(2,732)	(13)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The decrease in mortgage servicing income in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to lower risk management results. The lower risk management results in the three and six months ended June 30, 2017 were due in part to gains from prepayment model refinements in the second quarter of 2016 to align borrower prepayment behavior with observed borrower prepayment behavior. There were no significant model refinements in the three and six months ended June 30, 2017. Mortgage servicing fees collected in the three and six months ended June 30, 2017 increased compared to the three and six months ended June 30, 2016 primarily as a result of higher average balances of loans serviced for others during the period. Our loans serviced for others portfolio was $22.32 billion at June 30, 2017 compared to $20.67 billion at December 31, 2016 and $18.16 billion at June 30, 2016.

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

Income from WMS Series LLC decreased in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to a decrease in interest rate lock commitments. For the second quarter of 2017, interest rate lock commitments of $168.7 million decreased 17.2% from $203.7 million for the same period in 2016. For the first six months of 2017, interest rate lock commitments of $282.9 million decreased 10.4% from $315.6 million for the same period in 2016.

Depositor and other retail banking fees for the three and six months ended June 30, 2017 increased from the three and six months ended June 30, 2016 primarily due to an increase in the number of transaction accounts as we grew our retail deposit branch network both organically and through acquisition activities. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Fees:
Monthly maintenance and deposit-related fees	$758	$674	$84	12%	$1,460	$1,372	$88	6%
Debit Card/ATM fees	1,014	956	58	6	1,911	1,836	75	4
Other fees	39	22	17	77	96	39	57	146
Total depositor and other retail banking fees	$1,811	$1,652	$159	10%	$3,467	$3,247	$220	7%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Noninterest expense
Salaries and related costs	$76,390	$75,167	$1,223	2%	$147,698	$142,451	$5,247	4%
General and administrative	15,872	16,739	(867)	(5)	33,000	32,261	739	2
Amortization of core deposit intangibles	493	525	(32)	(6)	1,007	1,057	(50)	(5)
Legal	150	605	(455)	(75)	310	1,048	(738)	(70)
Consulting	771	1,177	(406)	(34)	1,829	2,849	(1,020)	(36)
Federal Deposit Insurance Corporation assessments	697	784	(87)	(11)	1,521	1,500	21	1
Occupancy	8,880	7,513	1,367	18	17,089	14,668	2,421	17
Information services	8,172	8,447	(275)	(3)	15,820	15,981	(161)	(1)
Net cost of operation and sale of other real estate owned	(181)	74	(255)	(345)	(156)	569	(725)	(127)
Total noninterest expense	$111,244	$111,031	$213	—%	$218,118	$212,384	$5,734	3%

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Noninterest expense
Salaries and related costs	$—	$639	$—	$4,122
General and administrative	(9)	128	(9)	465
Legal	47	(29)	47	47
Consulting	139	183	139	1,016
Occupancy	—	46	—	125
Information services	—	58	—	448
Total noninterest expense	$177	$1,025	$177	$6,223

The increase in noninterest expense in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to costs related to the growth in offices and personnel in connection with our expansion of our commercial and consumer and mortgage banking businesses, both organically and through acquisition-related activities.

Income Tax Expense

For the second quarter of 2017, income tax expense was $4.9 million compared with a tax expense of $13.1 million for the second quarter of 2016. For the six months ended June 30, 2017, income tax expense was $9.2 million compared with an expense of $16.3 million for the six months ended June 30, 2016.
Our effective tax rate of 30.52% for the second quarter of 2017 differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, bank-owned life insurance ("BOLI"), low-income housing tax credit investments and excess tax benefit from share-based compensation.

Review of Financial Condition – Comparison of June 30, 2017 to December 31, 2016

Total assets were $6.59 billion at June 30, 2017 and $6.24 billion at December 31, 2016, an increase of $342.9 million, or 5.5%.

Cash and cash equivalents were $54.4 million at June 30, 2017 compared to $53.9 million at December 31, 2016, an increase of $515 thousand, or 1.0%.

Investment securities were $936.5 million at June 30, 2017 compared to $1.04 billion at December 31, 2016, a decrease of $107.3 million, or 10.3%, primarily resulting from the sale of short term investments initially purchased with the proceeds of the December 2016 equity offering as we moved these funds out of their initial investments and into longer term investments.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the vast majority of these securities as available for sale. We held securities having a carrying value of $52.3 million at June 30, 2017 which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At June 30, 2017		At December 31, 2016
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$150,935	17%	$177,074	18%
Commercial	23,381	3	25,536	3
Municipal bonds	372,729	42	467,673	47
Collateralized mortgage obligations:
Residential	184,695	21	191,201	19
Commercial	76,230	9	70,764	7
Corporate debt securities	30,218	3	51,122	5
U.S. Treasury securities	10,740	1	10,620	1
Agency	35,338	4	—	—
Total investment securities available for sale	$884,266	100%	$993,990	100%

Loans held for sale were $784.6 million at June 30, 2017 compared to $714.6 million at December 31, 2016, an increase of $70.0 million, or 9.8%. Loans held for sale primarily include single family and multifamily residential loans that are typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to decreased mortgage production levels.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2017		At December 31, 2016
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,148,229	27%	$1,083,822	28%
Home equity and other	414,506	10	359,874	9
	1,562,735	37	1,443,696	37
Commercial loans:
Commercial real estate (2)	942,122	23	871,563	23
Multifamily	780,602	19	674,219	17
Construction/ land development	648,672	15	636,320	17
Commercial business	248,908	6	223,653	6
	2,620,304	63	2,405,755	63
	4,183,039	100%	3,849,451	100%
Net deferred loan fees and costs	9,521		3,577
	4,192,560		3,853,028
Allowance for loan losses	(36,136)		(34,001)
	$4,156,424		$3,819,027

(1)
Includes $5.1 million and $18.0 million at June 30, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
June 30, 2017 and December 31, 2016 balances comprised of $324.7 million and $282.9 million of owner-occupied loans, respectively, and $617.4 million and $588.7 million of non-owner-occupied loans, respectively.

Loans held for investment, net increased $337.4 million, or 8.8%, from December 31, 2016. Our commercial real estate loan portfolio increased $70.6 million, or 8.1%, from December 31, 2016. Our multifamily loan portfolio increased $106.4 million, or 15.8%, during the same period, primarily as a result of organic growth. Our construction loans, including commercial construction and residential construction, increased $12.4 million, or 1.9% from December 31, 2016, primarily from new originations and advances in our residential construction lending business.

Mortgage servicing rights were $258.2 million at June 30, 2017 compared to $245.9 million at December 31, 2016, an increase of $12.4 million, or 5.0%, primarily due to growth in the loans serviced for others portfolio and changes in market inputs, including current market interest rates and prepayment model updates.

Federal Home Loan Bank stock was $41.8 million at June 30, 2017 compared to $40.3 million at December 31, 2016, an increase of $1.4 million, or 3.5%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $226.0 million at June 30, 2017, compared to $221.1 million at December 31, 2016, an increase of $5.0 million, or 2.3%, primarily attributable to overall Company growth.

Deposit balances were as follows for the periods indicated:

(in thousands)	At June 30, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$572,734	12%	$537,651	12%
Interest-bearing transaction and savings deposits:
NOW accounts	541,592	11	468,812	11
Statement savings accounts due on demand	311,202	7	301,361	7
Money market accounts due on demand	1,587,741	34	1,603,141	36
Total interest-bearing transaction and savings deposits	2,440,535	52	2,373,314	54
Total transaction and savings deposits	3,013,269	64	2,910,965	66
Certificates of deposit	1,291,935	27	1,091,558	25
Noninterest-bearing accounts - other	442,567	9	427,178	10
Total deposits	$4,747,771	100%	$4,429,701	100%

Deposits at June 30, 2017 increased $318.1 million, or 7.2%, from December 31, 2016. During the first six months of 2017, transaction and savings deposits increased by $102.3 million, or 3.5%, reflecting the growth and expansion of our branch banking network. The $200.4 million, or 18.4%, increase in certificates of deposit since December 31, 2016 was due primarily to a $178.3 million increase in brokered deposits. The $15.4 million, or 3.6%, increase in deposits in other noninterest-bearing accounts was primarily associated with seasonal mortgage servicing activity. At June 30, 2017, brokered deposits represented 8.7% of total deposits, as compared to 5.3% of total deposits at December 31, 2016. The increase primarily due to a pricing advantage on these deposits in the period.

The aggregate amount of time deposits in denominations of $100 thousand or more at June 30, 2017 and December 31, 2016 was $481.1 million and $508.6 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2017 and December 31, 2016 was $102.1 million and $87.4 million, respectively. There were $412.7 million and $234.4 million of brokered deposits at June 30, 2017 and December 31, 2016, respectively.

Federal Home Loan Bank advances were $867.3 million at June 30, 2017 compared to $868.4 million at December 31, 2016. We use these borrowings to primarily fund our mortgage banking and securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $655.8 million at June 30, 2017 compared to $629.3 million at December 31, 2016. This increase was mostly related to net income of $20.2 million and other comprehensive income of $5.0 million recognized during the six months ended June 30, 2017. Other comprehensive income represents unrealized gains and losses, net of tax in the valuation of our investment securities portfolio at June 30, 2017.

Shareholders’ equity, on a per share basis, was $24.40 per share at June 30, 2017, compared to $23.48 per share at December 31, 2016.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2017	2016	2017	2016

Return on assets (1)	0.70%	1.54%	0.63%	1.06%
Return on equity (2)	6.71%	15.87%	6.13%	10.64%
Equity to assets ratio (3)	10.40%	9.72%	10.32%	9.93%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS® business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through HomeStreet Commercial Capital, a division of HomeStreet Bank based in Orange County, California, we originate permanent commercial real estate loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. At June 30, 2017, our retail deposit branch network consists of 57 branches in the Pacific Northwest, California and Hawaii. At June 30, 2017 and December 31, 2016, our transaction and savings deposits totaled $3.01 billion and $2.91 billion, respectively, and our loan portfolio totaled $4.16 billion and $3.82 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Net interest income	$42,448	$38,393	$4,055	11%	$83,352	$74,039	$9,313	13%
Provision for credit losses	500	1,100	(600)	(55)	500	2,500	(2,000)	(80)
Noninterest income	8,276	8,181	95	1	17,701	12,824	4,877	38
Noninterest expense	36,631	34,103	2,528	7	73,101	70,733	2,368	3
Income before income tax expense	13,593	11,371	2,222	20	27,452	13,630	13,822	101
Income tax expense	4,147	4,292	(145)	(3)	8,714	5,009	3,705	74
Net income	$9,446	$7,079	$2,367	33%	$18,738	$8,621	$10,117	117%

Total assets	$5,593,889	$4,974,592	$619,297	12%	$5,593,889	$4,974,592	$619,297	12%
Efficiency ratio (1)	72.22%	73.22%			72.34%	81.43%
Full-time equivalent employees (ending)	1,055	926			1055	926
Net gain on loan origination and sale activities:
Multifamily DUS®	$1,273	$3,655	$(2,382)	(65)%	$4,633	$5,184	$(551)	(11)%
Other (2)	459	935	(476)	(51)	1,061	1,214	(153)	(13)%
	$1,732	$4,590	$(2,858)	(62)%	$5,694	$6,398	$(704)	(11)%

Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS®	$58,343	$146,535	$(88,192)	(60)%	$115,895	$185,629	$(69,734)	(38)%
Other (2)	6,126	5,528	598	11%	12,924	5,528	7,396	134%
Loans sold
Multifamily DUS®	$35,312	$109,394	$(74,082)	(68)%	$112,161	$157,364	$(45,203)	(29)%
Other (2)	24,695	31,813	(7,118)	(22)%	37,881	31,813	6,068	19%

(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Includes multifamily and commercial loans from sources other than DUS®.

Commercial and Consumer Banking net income increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets, offset by higher noninterest expense. These increases were the combined result of acquisition activities and organic growth.

The segment recorded a $500 thousand provision for credit losses in both the three and six months ended June 30, 2017 compared to a provision of $1.1 million and $2.5 million for the three and six months ended June 30, 2016, respectively. The reduction in credit loss provision was due primarily to higher net recoveries and lower reserve requirements due to continued improvements in credit quality trends in the three and six months ended June 30, 2017 compared to the same periods in 2016.

Resulting from the growth of this segment, noninterest income increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The increase for the six months ended June 30, 2017 compared to the same period in the prior year was primarily due to increases in mark to market adjustments on certain loans and prepayment fees.

Noninterest expense increased in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to increased noninterest expense related to growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. In the first six months of 2017, we added two de novo retail deposit branches and increased the segment's headcount by 13.9%.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Servicing income, net:
Servicing fees and other	$1,652	$1,392	$260	19%	$3,492	$2,736	$756	28%
Amortization of multifamily MSRs	(761)	(648)	(113)	17	(1,692)	(1,285)	(407)	32
Commercial mortgage servicing income	$891	$744	$147	20%	$1,800	$1,451	$349	24%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At June 30, 2017	At December 31, 2016
(in thousands)

Commercial
Multifamily DUS®	$1,135,722	$1,108,040
Other	75,336	69,323
Total commercial loans serviced for others	$1,211,058	$1,177,363

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

Mortgage Banking segment results are detailed below.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Net interest income	$4,420	$6,089	$(1,669)	(27)%	$9,167	$11,134	$(1,967)	(18)%
Noninterest income	72,732	94,295	(21,563)	(23)	137,768	161,360	(23,592)	(15)
Noninterest expense	74,613	76,928	(2,315)	(3)	145,017	141,651	3,366	2
Income before income taxes	2,539	23,456	(20,917)	(89)	1,918	30,843	(28,925)	(94)
Income tax expense	776	8,786	(8,010)	(91)	464	11,308	(10,844)	(96)
Net income	$1,763	$14,670	$(12,907)	(88)%	$1,454	$19,535	$(18,081)	(93)%

Total assets	$992,668	$966,586	$26,082	3%	$992,668	966,586	$26,082	3%
Efficiency ratio (1)	96.71%	76.63%			98.69%	82.12%
Full-time equivalent employees (ending)	1,487	1,409			1,487	1,409
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$2,011,127	$2,261,599	$(250,472)	(11)%	$3,632,180	$3,834,747	$(202,567)	(5)%
Single family mortgage interest rate lock commitments(2)	$1,950,427	$2,361,691	$(411,264)	(17)%	3,573,049	4,165,394	$(592,345)	(14)%
Single family mortgage loans sold(2)	$1,808,500	$2,173,392	$(364,892)	(17)%	$3,548,237	$3,644,975	$(96,738)	(3)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

The decrease in Mortgage Banking net income for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to $411.3 million and $592.3 million, respectively, lower rate locks and purchase loan commitments.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Single family: (1)
Servicing value and secondary market gains(2)	$57,353	$73,685	$(16,332)	(22)%	$107,891	$127,812	$(19,921)	(16)%
Loan origination and funding fees	6,823	7,355	(532)	(7)	12,604	12,683	(79)	(1)
Total mortgage banking gain on loan origination and sale activities(1)	$64,176	$81,040	$(16,864)	(21)%	$120,495	$140,495	$(20,000)	(14)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decrease in gain on loan origination and sale activities for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily the result of a 17.4% and 14.2%, respectively, decrease in interest rate lock commitments, reflecting the limited supply of housing in our markets which reduced the volume of purchase loan activity in the periods presented and the impact of higher interest rates, which reduced the volume of refinance activity in the periods presented.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Servicing income, net:
Servicing fees and other	$14,325	$11,531	$2,794	24%	$28,664	$22,620	$6,044	27%
Changes in fair value of MSRs due to amortization (1)	(8,909)	(7,758)	(1,151)	15	(17,429)	(15,015)	(2,414)	16
	5,416	3,773	1,643	44	11,235	7,605	3,630	48
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(6,417)	(14,055)	7,638	(54)	(4,285)	(42,269)	37,984	(90)
Net gain from derivatives economically hedging MSRs	8,874	22,241	(13,367)	(60)	9,253	53,948	(44,695)	(83)
	2,457	8,186	(5,729)	(70)	4,968	11,679	(6,711)	(57)
Mortgage Banking servicing income	$7,873	$11,959	$(4,086)	(34)%	$16,203	$19,284	$(3,081)	(16)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
The decrease in Mortgage Banking servicing income in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily attributable to lower risk management results. The lower risk management results in the three and six months ended June 30, 2017 were due in part to gains from prepayment model refinements in the second quarter of 2016 to align borrower prepayment behavior with observed borrower prepayment behavior. There were no significant model refinements in the three and six months ended June 30, 2017.
Single family mortgage servicing fees collected increased for the three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016, primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At June 30, 2017	At December 31, 2016
(in thousands)
Single family
U.S. government and agency	$20,574,300	$18,931,835
Other	530,308	556,621
Total single family loans serviced for others	$21,104,608	$19,488,456
Mortgage Banking noninterest expense for the three months ended June 30, 2017 decreased compared to the three months ended June 30, 2016 primarily due to decreased commissions, salary and related costs on lower closed loan volumes. Mortgage Banking noninterest expense for the six months ended June 30, 2017 increased compared to the six months ended June 30, 2016 primarily due to the expansion of offices and increases of our mortgage production and support staff and the implementation of a new loan origination system. At June 30, 2017, we have a total of 47 primary home loan centers. In June 2017, as a result of lower loan origination volume and increased efficiencies related to our new loan origination system, we focused on optimizing our resources in our mortgage banking segment and reduced the total number of employees in the mortgage segment by 73 on a net basis as compared to March 31, 2017, including a reduction in workforce of 41 employees toward the end of the quarter.

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

Asset Quality and Nonperforming Assets
Nonperforming assets ("NPAs") were $20.1 million, or 0.30% of total assets at June 30, 2017, compared to $25.8 million, or 0.41% of total assets at December 31, 2016. Nonaccrual loans of $15.5 million, or 0.37% of total loans at June 30, 2017, decreased $5.1 million, or 25%, from $20.5 million, or 0.53% of total loans at December 31, 2016. Net recoveries in the three and six months ended June 30, 2017 were $928 thousand and $1.7 million, respectively, compared to net recoveries of $478 thousand and $842 thousand for the three and six months ended June 30, 2016, respectively.

At June 30, 2017, our loans held for investment portfolio, net of the allowance for loan losses, was $4.16 billion, an increase of $337.4 million from December 31, 2016. The allowance for loan losses was $36.1 million, or 0.86% of loans held for investment, compared to $34.0 million, or 0.88% of loans held for investment at December 31, 2016.

We recorded a provision of credit losses of $500 thousand for both the three and six months ended June 30, 2017 compared to a provision of $1.1 million and $2.5 million for the three and six months ended June 30, 2016, respectively. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

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

	At June 30, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,570		$90,475	$—
Loans with an allowance recorded	6,132		6,274	542
Total	$92,702	(1)	$96,749	$542

	At December 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,723		$92,431	$—
Loans with an allowance recorded	3,785		3,875	379
Total	$90,508	(1)	$96,306	$379

(1)	Includes $77.5 million and $73.1 million in single family performing troubled debt restructurings ("TDRs") at June 30, 2017 and December 31, 2016, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 323 impaired loans relationships totaling $92.7 million at June 30, 2017 and 282 impaired loan relationships totaling $90.5 million at December 31, 2016. Included in the total impaired loan amounts were 280 single family TDR loan relationships totaling $80.8 million at June 30, 2017 and 239 single family TDR loan relationships totaling $76.0 million at December 31, 2016. At June 30, 2017, there were 266 single family impaired loan relationships totaling $77.5 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at June 30, 2017, included $41.8 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and six months ended June 30, 2017 was $94.0 million and $92.8 million, respectively compared to $93.4 million and $93.6 million for the three and six months ended June 30, 2016, respectively. Impaired loans of $6.1 million and $3.8 million had a valuation allowance of $542 thousand and $379 thousand at June 30, 2017 and December 31, 2016, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —
Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2016 Annual Report on Form
10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2017			At December 31, 2016
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,288	22.1%	27.4%	$8,196	23.2%	27.8%
Home equity and other	6,856	18.3	9.9	6,153	17.4	9.4
	15,144	40.4	37.3	14,349	40.6	37.2
Commercial loans
Commercial real estate	7,455	19.9	22.6	6,680	18.9	22.7
Multifamily	4,059	10.8	18.7	3,086	8.8	17.6
Construction/land development	8,226	22.0	15.5	8,553	24.3	16.6
Commercial business	2,586	6.9	5.9	2,596	7.4	5.9
	22,326	59.6	62.7	20,915	59.4	62.8
Total allowance for credit losses	$37,470	100.0%	100.0%	$35,264	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2017
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$77,478	$3,275	$80,753
Home equity and other	1,567	134	1,701
	79,045	3,409	82,454
Commercial
Commercial real estate	899	—	899
Multifamily	508	—	508
Construction/land development	1,023	—	1,023
Commercial business	411	102	513
	2,841	102	2,943
	$81,886	$3,511	$85,397

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $41.8 million at June 30, 2017.

	At December 31, 2016
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,147	$2,885	$76,032
Home equity and other	1,247	216	1,463
	74,394	3,101	77,495
Commercial
Commercial real estate	—	933	933
Multifamily	508	—	508
Construction/land development	1,186	707	1,893
Commercial business	493	133	626
	2,187	1,773	3,960
	$76,581	$4,874	$81,455

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $35.1 million at December 31, 2016.

The Company had 310 loan relationships classified as TDRs totaling $85.4 million at June 30, 2017 with no related unfunded commitments. The Company had 269 loan relationships classified as TDRs totaling $81.5 million at December 31, 2016 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$9,911	$4,246	$11,721	$33,824	(1)	$59,702	$1,829
Home equity and other	1,096	73	1,603	—		2,772	—
	11,007	4,319	13,324	33,824		62,474	1,829
Commercial loans
Commercial real estate	—	—	1,242	—		1,242	—
Multifamily	—	—	320	—		320	—
Construction/land development	147	—	—	—		147	2,768
Commercial business	424	—	590	—		1,014	—
	571	—	2,152	—		2,723	2,768
Total	$11,578	$4,319	$15,476	$33,824		$65,197	$4,597

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$4,310	$5,459	$12,717	$40,846	(1)	$63,332	$2,133
Home equity and other	251	442	1,571	—		2,264	—
	4,561	5,901	14,288	40,846		65,596	2,133
Commercial loans
Commercial real estate	71	205	2,127	—		2,403	398
Multifamily	—	—	337	—		337	—
Construction/land development	—	—	1,376	—		1,376	2,712
Commercial business	202	—	2,414	—		2,616	—
	273	205	6,254	—		6,732	3,110
Total	$4,834	$6,106	$20,542	$40,846		$72,328	$5,243

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is dividends from the Bank. HomeStreet, Inc. has raised longer-term funds through the issuance of common stock, the senior debt and trust preferred securities. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We do not currently have a dividend policy, and our most recent dividend to shareholders was declared during the first quarter of 2014. We are generally deploying our capital toward strategic growth and we do not expect to pay dividends in the near future.

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

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2017, our primary liquidity ratio was 26.8% compared to 31.2% at December 31, 2016.

At June 30, 2017 and December 31, 2016, the Bank had available borrowing capacity of $472.2 million and $282.8 million, respectively, from the FHLB, and $401.0 million and $292.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the six months ended June 30, 2017, cash and cash equivalents increased by $515 thousand compared to an increase of $12.5 million for the six months ended June 30, 2016. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2017, net cash of $9.4 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale on loans held for sale partially offset by proceeds from the sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2016, net cash of $108.9 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans held for sale less than the fair value adjustment of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2017, net cash of $305.8 million was used in investing activities, primarily due to $420.5 million of cash used for the origination of portfolio loans and principal repayments, $246.4 million of cash used for the purchase of investment securities, and $28.8 million used for the purchase of property and equipment, partially offset by $314.6 million proceeds from the sale of investment securities and $50.0 million from principal repayments and maturities of investment securities. For the six months ended June 30, 2016, net cash of $676.9 million was used in investing activities, primarily due to $414.1 million of cash used for the origination of portfolio loans and principal repayments and $357.0 million of cash used for the purchase of investment securities, partially offset by $17.5 million of net cash received from the OCBB acquisition.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the six months ended June 30, 2017, net cash of $315.7 million was provided by financing activities, primarily due to a $318.1 million organic growth in deposits. For the six months ended June 30, 2016, net cash of $798.3 million was provided by financing activities, primarily due to an $880.7 million organic growth in deposits and $63.3 million net proceeds from the senior note offering.

Capital Management

In July 2013, federal banking regulators (including the Federal Deposit Insurance Corporation "FDIC" and the Federal Reserve Board "FRB") adopted new capital rules (as used in this section, the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. Since 2015, the Rules have applied to both the Company and the Bank.
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
A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At June 30, 2017, our capital conservation buffers for the Company and the Bank were 3.79% and 6.01%, respectively. The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) are permitted under the rules to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital. Because our trust preferred securities were issued prior to May 19, 2010, we include those in our Tier 1 capital calculations.
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
At June 30, 2017, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At June 30, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$637,011	10.13%	$251,445	4.0%	$314,307	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	637,011	13.23	216,645	4.5	312,931	6.5
Tier 1 risk-based capital (to risk-weighted assets)	637,011	13.23	288,860	6.0	385,146	8.0
Total risk-based capital (to risk-weighted assets)	$674,480	14.01%	$385,146	8.0%	$481,433	10.0%

	At June 30, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$603,115	9.55%	$252,496	4.0%	$315,620	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	544,135	10.01	244,570	4.5	353,268	6.5
Tier 1 risk-based capital (to risk-weighted assets)	603,115	11.10	326,094	6.0	434,792	8.0
Total risk-based capital (to risk-weighted assets)	$640,584	11.79%	$434,792	8.0%	$543,490	10.0%

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	$671,252	14.69%	$365,538	8.0%	$456,923	10.0%

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	$644,252	12.34%	$417,716	8.0%	$522,146	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	June 30, 2017
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$54,447	$—	$—	$—	$—	$—	$—	$54,447
FHLB Stock	—	—	—	—	—	41,769	—	41,769
Investment securities(1)	45,964	41,542	30,472	165,596	152,756	500,192	—	936,522
Mortgage loans held for sale (3)	783,300	25	52	224	259	696	—	784,556
Loans held for investment(1)	1,288,234	269,354	427,967	872,440	601,826	696,603	—	4,156,424
Total interest-earning assets	2,171,945	310,921	458,491	1,038,260	754,841	1,239,260	—	5,973,718
Non-interest-earning assets	—	—	—	—	—	—	612,839	612,839
Total assets	$2,171,945	$310,921	$458,491	$1,038,260	$754,841	$1,239,260	$612,839	$6,586,557
Interest-bearing liabilities:
NOW accounts(2)	$541,592	$—	$—	$—	$—	$—	$—	$541,592
Statement savings accounts(2)	311,202	—	—	—	—	—	—	311,202
Money market accounts(2)	1,587,741	—	—	—	—	—	—	1,587,741
Certificates of deposit	344,382	187,461	453,820	280,359	25,904	9	—	1,291,935
FHLB advances	810,200	11,500	—	40,000	—	5,590	—	867,290
Long-term debt	60,234	—	—	—	—	65,000	—	125,234
Total interest-bearing liabilities	3,655,351	198,961	453,820	320,359	25,904	70,599	—	4,724,994
Non-interest bearing liabilities	—	—	—	—	—	—	1,205,722	1,205,722
Equity	—	—	—	—	—	—	655,841	655,841
Total liabilities and shareholders’ equity	$3,655,351	$198,961	$453,820	$320,359	$25,904	$70,599	$1,861,563	$6,586,557
Interest sensitivity gap	(1,483,406)	111,960	4,671	717,901	728,937	1,168,661
Cumulative interest sensitivity gap	$(1,483,406)	$(1,371,446)	$(1,366,775)	$(648,874)	$80,063	$1,248,724
Cumulative interest sensitivity gap as a percentage of total assets	(23)%	(21)%	(21)%	(10)%	1%	19%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	59%	64%	68%	86%	102%	126%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on our intent to sell.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2017 and December 31, 2016 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2017		December 31, 2016
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (1)	Net Portfolio Value (2)
+200	2.6%	(5.1)%	2.8%	(6.2)%
+100	1.3	(2.2)	1.4	(3.1)
-100	0.7	(3.8)	1.1	(3.5)
-200	(2.8)%	(4.3)%	(2.8)%	(5.6)%

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

At June 30, 2017, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The interest rate sensitivity of the Company remained stable between December 31, 2016 and June 30, 2017. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Operations

We may fail to manage our growth and optimization properly.

Since our initial public offering (“IPO”) in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy for both our mortgage banking segment and our commercial and consumer banking segment. We have expanded our retail branch presence from 20 branches in 2012 to 57 as of June 30, 2017, including expansion into new geographic regions. Simultaneously, we have added substantially to our mortgage operations in both existing and new markets and have expanded significantly into commercial lending. These activities reflect substantial growth in terms of total assets, total deposits, total loans and employees.

We expect to continue both strategic and opportunistic growth in the commercial and consumer banking segment, which can present substantial demands on management personnel, line employees, and other aspects of our operations. In our mortgage banking segment, because our production has been negatively impacted by increasing rates and a reduced supply of homes for sale in our primary markets, we expect to focus on optimizing our existing operations in the near term rather than growing that business at the pace at which we have grown in the recent past, although we may still grow opportunistically where expansion is expected to provide a substantial benefit. We may face difficulties in managing both the growth and optimization of our business, and we may experience a variety of adverse consequences, including:

•	Loss of or damage to key customer relationships;

•	Distraction of management from ordinary course operations;

•	Short term increased expenses related to long-term cost containment decisions;

•	Costs incurred in the process of vetting potential acquisition candidates which we may not recoup;

•	Loss of key employees or significant numbers of employees;

•	The potential of litigation from prior employers relating to the portability of their employees;

•	Increased costs related to hiring, training and providing initial compensation to new employees, which may not be recouped if those employees do not remain with us long enough to be profitable;

•	Challenges in complying with legal and regulatory requirements in new jurisdictions;

•	Inadequacies in our computer systems, accounting policies and procedures, and management personnel (some of which may be difficult to detect until other problems become manifest);

•	Challenges integrating different systems, practices, and customer relationships;

•	An inability to attract and retain personnel whose experience and (in certain circumstances) business relationships promote the achievement of our strategic goals; and

•	Increasing volatility in our operating results as we progress through these initiatives.

Because our business strategy includes growth in commercial and consumer banking, including potentially growth through opportunistic acquisitions, as well as cost containment measures to optimize our existing operations in mortgage banking, if we fail to manage our growth and optimization efforts properly, our financial condition and results of operations could be negatively affected. Further, we anticipate that our regulatory burden will increase substantially in the event that we exceed $10 billion in total assets, which may happen in the next few years if we continue our recent growth trajectory. That increased regulatory burden could substantially increase our compliance costs and our risks of regulatory noncompliance, which may exacerbate the factors described above. Please see “We will be subject to heightened regulatory requirements if we exceed $10 billion in assets” under “Regulatory Risks” below.

Volatility in mortgage markets, changes in interest rates, operational costs and other factors beyond our control may adversely impact our profitability.
We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market including an increase in rates and a decrease in supply in our primary markets has caused a stagnation in mortgage originations throughout our markets, which impacted our profitability in the second quarter of 2017. This decline in profitability occurred even as we retained a significant market share of mortgage originations overall. In the fourth quarter of 2016, unexpected increases in interest rates and asymmetrical changes in the values of mortgage servicing rights and certain derivative hedging instruments impacted our earnings for that quarter. Many factors affect our profitability, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Volatility in interest rates that may limit our ability to make loans, decrease our net interest income and noninterest income, increase the number of rate locks that become closed loans which may in turn increase our costs relative to our income, reduce demand for loans, diminish the value of our loan servicing rights, affect the value of our hedging instruments, increase the cost of deposits and otherwise negatively impact our financial situation;

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

These and other factors may limit our ability to generate revenue in excess of our costs, and in some circumstances may affect the carrying value of our mortgage servicing, either of which in turn may result in a lower rate of profitability or even substantial losses for the Company.

The integration of recent and future acquisitions could consume significant resources and may not be successful.

We have completed four whole-bank acquisitions and acquired seven stand-alone branches in the past four years, all of which have required substantial resources and costs related to the acquisition and integration process. For example, we incurred $4.6 million and $10.7 million of acquisition related expenses, net of tax, in the fiscal years ended December 31, 2016 and 2015, respectively. We have announced plans to acquire another branch in the second half of 2017, subject to regulatory approval and customary closing conditions, and we regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches as part of our ongoing strategy to grow our business and our market share.

Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into HomeStreet and HomeStreet Bank, including risks that arise after the transaction is completed. These risks include:

•	Diversion of management's attention from normal daily operations of the business;

•	Difficulties in integrating the operations, technologies, and personnel of the acquired companies;

•	Difficulties in implementing, upgrading and maintaining our internal controls over financial reporting and our disclosure controls and procedures;

•	Increased risk of compliance errors related to regulatory requirements, including customer notices and other related disclosures;

•	Inability to maintain the key business relationships and the reputations of acquired businesses;

•	Entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	Potential responsibility for the liabilities of acquired businesses;

•	Increased operating costs associated with addressing the foregoing risks;

•	Inability to maintain our internal standards, procedures and policies at the acquired companies or businesses; and

•	Potential loss of key employees of the acquired companies.

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

•	Declining mortgage servicing fee revenues because we recognize these revenues only upon collection;

•	Increasing mortgage servicing costs;

•	Declining fair value on our mortgage servicing rights; and

•	Declining fair values and liquidity of securities held in our investment portfolio that are collateralized by mortgage obligations.

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

Although we presently have operations in eight states, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington State, the Portland, Oregon metropolitan area, the San Francisco Bay area and the Los Angeles and San Diego metropolitan areas in Southern California and all of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and each has experienced disproportionately significant economic declines in the past decade. In addition, many of these areas are currently experiencing a constriction in the availability of houses for sale as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region in particular, or more significantly, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

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

Market-Related Risks

Restrictions on new home construction and lack of inventory of homes for sale in our primary markets may negatively impact our ability to originate mortgage loans at the volumes we have experienced in the past.

While demand for mortgages remains strong in our primary markets, as is evidenced by a continued demand from customers for mortgage loan applications and pre-approvals, new and resale home availability in those markets has not kept pace with demand. Despite sustained job and population growth, the number of homes listed for sale in Washington and California has decreased year over year by 21% and 18% respectively, according to Zillow.com, and there is no indication that there will be any near-term meaningful change in this imbalance. While this limit of supply has not negatively impacted our market share to date, it has negatively impacted our loan volume and may continue to impair both our volume and earnings in the mortgage banking segment.

The housing supply constraint is complicated by a slow development of new home construction, which is itself constrained by the geography of the West Coast and the lingering effects of the last recession. Newly constructed single family home inventory remains extremely low as homebuilders struggle to find and develop available and appropriate land for new housing and meet increased land use regulations which increase costs and limit the number of lots per parcel. In addition, because the timeline for converting raw land to finished development may exceed five years, the curtailment of development following the recession means that inventory will likely remain low for the foreseeable future.

In addition, because the demand for houses and financing to purchase houses remains strong due to continued strong job growth and in-migration in our markets, our application volume without property information, which represents customers seeking pre-qualification to shop for a home, is up 4% in the second quarter of 2017 and increased from 31% to 36% of our total pipeline during that period compared to the same period in 2016. This partial underwriting creates expenses without the revenue associated with a closed mortgage loan, which in turn provides a further negative impact on our mortgage banking results.

Further, we recently implemented a series of cost-control measures that were intended to make our mortgage operations more efficient in light of the expected market conditions. These included a reduction of 73 jobs that were focused on mortgage origination as well as an investment in a new mortgage loan origination system that we hope will make our operations both more accurate and less personnel-intensive. However, if our expectations about changing market conditions ultimately prove to be inaccurate, we may be less well-positioned to take advantage of such changes and, as a result, we may suffer a loss of market share, which could affect our mortgage banking segment revenues and our overall revenues and profitability.

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

The price of our common stock is subject to volatility.
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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve Board, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or regulatory agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate. . We are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations and acquisition activity, adversely reclassify our assets, determine the level of deposit premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties. The level of discretion, and the extent of potential penalties and other remedies, have increased substantially during recent years. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions or if they determine that remediation of operational deficiencies is required.

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us. Dodd-Frank’s level of oversight and compliance obligations increase significantly for banks with total assets in excess of $10 billion, which may limit our ability to grow beyond that level or may significantly increase the cost and regulatory burden of doing so. While the Trump administration and Republicans controlling Congress have announced that they intend to repeal or revise significant portions of Dodd-Frank and other regulation impacting financial institutions, the nature and extent of such repeals or revisions are not presently known and readers should not rely on the assumption that these statement will come to pass. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether U.S. federal or, state authorities, or other pertinent bodies, will enact legislation, laws, rules or regulations. Further, an increasing amount of the regulatory authority that pertains to financial institutions comes in the form of informal “guidance”, such as handbooks, guidelines, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and profitability.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. We valued these MSRs at $236.6 million at June 30, 2017. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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
To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or the Bank’s total assets equal or exceed $10 billion. In fact, we have already begun implementing measures to allow us to prepare for the heightened compliance that we expect will be required if we exceed $10 billion in assets, including hiring additional compliance personnel and designing and implementing additional compliance systems and internal controls. We may incur significant expenses in connection with these activities, any of which could have a material adverse effect on our business, financial condition or results of operations. We expect to incur these compliance-related costs even if they are not yet fully required, and may incur them even if we do not ultimately reach $10 billion in asset at the rate we expect or at all. We may also face heightened scrutiny by our regulators as we begin to implement these new compliance measures and grow toward the $10 billion asset threshold, and our regulators may consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters. In addition, compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2017 and 2016, and Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 4, 2017.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Interim Chief Financial Officer, Senior Vice President, Corporate Development & Strategic Investments