Form 10-Q
period 2017-09-30
HomeStreet, Inc.
filed 2017-11-03
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
Commission file number: 001-35424
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of November 1, 2017 was 26,888,287.6.

Table of Contents

Table of Contents

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents (including interest-earning instruments of $7,002 and $34,615)	$55,050	$53,932
Investment securities (includes $862,851 and $993,990 carried at fair value)	919,459	1,043,851
Loans held for sale (includes $730,042 and $656,334 carried at fair value)	851,126	714,559
Loans held for investment (net of allowance for loan losses of $37,055 and $34,001; includes $5,546 and $17,988 carried at fair value)	4,313,225	3,819,027
Mortgage servicing rights (includes $244,106 and $226,113 carried at fair value)	268,072	245,860
Other real estate owned	3,704	5,243
Federal Home Loan Bank stock, at cost	52,486	40,347
Premises and equipment, net	104,389	77,636
Goodwill	22,564	22,175
Other assets	206,271	221,070
Total assets	$6,796,346	$6,243,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,670,486	$4,429,701
Federal Home Loan Bank advances	1,135,245	868,379
Accounts payable and other liabilities	193,866	191,189
Long-term debt	125,280	125,147
Total liabilities	6,124,877	5,614,416
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,884,402 shares and 26,800,183 shares	511	511
Additional paid-in capital	338,283	336,149
Retained earnings	337,067	303,036
Accumulated other comprehensive loss	(4,392)	(10,412)
Total shareholders' equity	671,469	629,284
Total liabilities and shareholders' equity	$6,796,346	$6,243,700

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2017	2016	2017	2016

Interest income:
Loans	$56,547	$49,752	$157,251	$139,748
Investment securities	5,264	5,476	16,315	12,531
Other	170	102	431	396
	61,981	55,330	173,997	152,675
Interest expense:
Deposits	6,020	5,362	17,510	13,380
Federal Home Loan Bank advances	3,405	1,605	8,174	4,486
Federal funds purchased and securities sold under agreements to repurchase	—	2	5	2
Long-term debt	1,520	1,440	4,513	2,574
Other	196	119	436	258
	11,141	8,528	30,638	20,700
Net interest income	50,840	46,802	143,359	131,975
Provision for credit losses	250	1,250	750	3,750
Net interest income after provision for credit losses	50,590	45,552	142,609	128,225
Noninterest income:
Net gain on loan origination and sale activities	71,010	92,600	197,199	239,493
Loan servicing income	8,282	12,595	26,285	33,330
Income from WMS Series LLC	166	1,174	757	2,474
Depositor and other retail banking fees	1,839	1,744	5,306	4,991
Insurance agency commissions	535	441	1,432	1,205
Gain on sale of investment securities available for sale	331	48	888	145
Other	1,721	3,143	7,486	4,291
	83,884	111,745	239,353	285,929
Noninterest expense:
Salaries and related costs	75,374	79,164	223,072	221,615
General and administrative	16,147	14,949	49,147	47,210
Amortization of core deposit intangibles	470	579	1,477	1,636
Legal	352	639	662	1,687
Consulting	914	1,390	2,743	4,239
Federal Deposit Insurance Corporation assessments	791	919	2,312	2,419
Occupancy	12,391	7,740	29,480	22,408
Information services	8,760	7,876	24,580	23,857
Net (benefit) cost from operation and sale of other real estate owned	(502)	1,143	(658)	1,712
	114,697	114,399	332,815	326,783
Income before income taxes	19,777	42,898	49,147	87,371
Income tax expense	5,938	15,197	15,116	31,514
NET INCOME	$13,839	$27,701	$34,031	$55,857

Basic income per share	$0.51	$1.12	$1.27	$2.29
Diluted income per share	$0.51	$1.11	$1.26	$2.27
Basic weighted average number of shares outstanding	26,883,392	24,811,169	26,857,006	24,398,683
Diluted weighted average number of shares outstanding	27,089,040	24,996,747	27,077,032	24,595,348
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Net income	$13,839	$27,701	$34,031	$55,857
Other comprehensive income, net of tax:
Unrealized gain on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) of $665 and $(962) for the three months ended September 30, 2017 and 2016, and $3,552 and $5,640 for the nine months ended September 30, 2017 and 2016, respectively	1,236	(1,786)	6,597	10,474
Reclassification adjustment for net gains included in net income, net of tax expense of $116 and $17 for the three months ended September 30, 2017 and 2016 and, $311 and $51 for the nine months ended September 30, 2017 and 2016, respectively	(215)	(31)	(577)	(94)
Other comprehensive income (loss)	1,021	(1,817)	6,020	10,380
Comprehensive income	$14,860	$25,884	$40,051	$66,237

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2016	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	55,857	—	55,857
Share-based compensation expense	—	—	1,278	—	—	1,278
Common stock issued	2,756,474	—	53,238	—	—	53,238
Other comprehensive income	—	—	—	—	10,380	10,380
Balance, September 30, 2016	24,833,008	$511	$276,844	$300,742	$7,931	$586,028

Balance, January 1, 2017	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
Net income	—	—	—	34,031	—	34,031
Share-based compensation expense	—	—	1,884	—	—	1,884
Common stock issued	84,219	—	250	—	—	250
Other comprehensive income	—	—	—	—	6,020	6,020
Balance, September 30, 2017	26,884,402	$511	$338,283	$337,067	$(4,392)	$671,469

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,031	$55,857
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	16,765	12,789
Provision for credit losses	750	3,750
Net fair value adjustment and gain on sale of loans held for sale	(170,209)	(220,944)
Fair value adjustment of loans held for investment	(1,056)	(863)
Origination of mortgage servicing rights	(56,067)	(59,487)
Change in fair value of mortgage servicing rights	31,916	61,294
Net gain on sale of investment securities	(888)	(145)
Net gain on sale of loans originated as held for investment	(2,161)	(1,181)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(504)	1,653
Loss on disposal of fixed assets	157	186
Loss on lease abandonment	4,450	—
Net deferred income tax expense	11,513	116
Share-based compensation expense	2,129	1,478
Origination of loans held for sale	(5,789,638)	(6,582,189)
Proceeds from sale of loans originated as held for sale	5,889,561	6,571,684
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other assets	11,660	(55,845)
(Decrease) increase in accounts payable and other liabilities	(13,769)	30,569
Net cash used in operating activities	(31,360)	(181,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(296,843)	(468,900)
Proceeds from sale of investment securities	342,461	21,107
Principal repayments and maturities of investment securities	81,156	61,018
Proceeds from sale of other real estate owned	3,211	4,310
Proceeds from sale of loans originated as held for investment	140,642	80,956
Mortgage servicing rights purchased from others	(565)	—
Capital expenditures related to other real estate owned	(57)	(270)
Origination of loans held for investment and principal repayments, net	(695,199)	(497,222)
Proceeds from sale of property and equipment	—	1,148
Purchase of property and equipment	(35,771)	(17,932)
Net cash acquired from acquisitions	19,285	24,248
Net cash used in investing activities	(441,680)	(791,537)

	Nine Months Ended September 30,
(in thousands)	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$219,332	$1,097,970
Proceeds from Federal Home Loan Bank advances	7,557,200	11,323,660
Repayment of Federal Home Loan Bank advances	(7,290,200)	(11,497,160)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	351,618	52,304
Repayment of federal funds purchased and securities sold under agreements to repurchase	(351,618)	(52,304)
Proceeds from Federal Home Loan Bank stock repurchase	131,603	197,876
Purchase of Federal Home Loan Bank stock	(143,742)	(192,086)
Proceeds from debt issuance, net	—	63,205
Proceeds from stock issuance, net	11	2,664
Payments from equity raise	(46)	—
Net cash provided by financing activities	474,158	996,129
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,118	23,314
CASH AND CASH EQUIVALENTS:
Beginning of year	53,932	32,684
End of period	$55,050	$55,998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$29,347	$19,067
Federal and state income taxes (refunded) paid, net	(23,382)	14,318
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	1,125	1,661
Loans transferred from held for investment to held for sale	246,664	101,938
Loans transferred from held for sale to held for investment	41,686	10,262
(Reduction in) Ginnie Mae loans recognized with the right to repurchase, net	493	(33)
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	—	165,786
Liabilities assumed	—	141,267
Goodwill	—	8,360
Common stock issued	$—	$50,373

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

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), valuation of certain loans held for investment (Note 4, Loans and Credit Quality), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 6, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholder's equity as previously reported.

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

Recent Accounting Developments

In August 2017 the Financial Accounting Standards Board ('"FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements. Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess acquisitions (or disposals) of assets or businesses. Management does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force.” This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. Management does not anticipate that this guidance will have a material impact on the Company's consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early application was permitted upon issuance of the ASU. Management is currently evaluating the impact of this ASU but does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s consolidated financial statements. The Company has formed an internal committee to oversee the project. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses; however, management is still assessing the magnitude of the increase and its impact on the Company's consolidated financial statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the amendments of this ASU.
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
In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the consolidated statement of financial position. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the consolidated statement of financial position or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On March 17, 2016, the FASB issued Accounting Standards Update 2016-08 to clarify the implementation guidance on principal versus agent considerations. We intend to adopt this new guidance on January 1, 2018. We are in the process of completing an analysis that includes (1) identification of all revenue streams included in the financial statements; (2) of the revenue streams identified, determine which are within the scope of the pronouncement; (3) determination of size, timing and amount of revenue recognition for streams of income within the scope of this pronouncement; (4) determination of the sample size of contracts for further analysis; and (5) completion of analysis on sample of contracts to evaluate the impact of the new guidance. Based on this analysis, we are developing processes and procedures in 2017 to address the amendments of this ASU, including new disclosures. Additionally, we do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On September 15, 2017, the Company completed its acquisition of one branch and its related deposits in Southern California, from Opus Bank. The provisional application of the acquisition method of accounting resulted in goodwill of $389 thousand.

On November 10, 2016, the Company completed its acquisition of two branches and their related deposits in Southern California, from Boston Private Bank and Trust. The provisional application of the acquisition method of accounting resulted in goodwill of $2.3 million.

On August 12, 2016, the Company completed its acquisition of certain assets and liabilities, including two branches in Lake Oswego, Oregon from The Bank of Oswego. The application of the acquisition method of accounting resulted in goodwill of $19 thousand.

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

	At September 30, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$155,490	$8	$(3,137)	$152,361
Commercial	20,410	23	(218)	20,215
Municipal bonds	368,921	3,496	(3,139)	369,278
Collateralized mortgage obligations:
Residential	187,458	331	(2,852)	184,937
Commercial	87,382	187	(752)	86,817
Corporate debt securities	29,173	74	(517)	28,730
U.S. Treasury securities	10,896	—	(146)	10,750
Agency debentures	9,857	—	(94)	9,763
	$869,587	$4,119	$(10,855)	$862,851

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,579	$75	$(55)	$12,599
Commercial	21,108	125	(77)	21,156
Collateralized mortgage obligations	3,492	—	(18)	3,474
Municipal bonds	19,330	327	(145)	19,512
Corporate debt securities	99	—	—	99
	$56,608	$527	$(295)	$56,840

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$181,158	$31	$(4,115)	$177,074
Commercial	25,896	13	(373)	25,536
Municipal bonds	473,153	1,333	(6,813)	467,673
Collateralized mortgage obligations:
Residential	194,982	32	(3,813)	191,201
Commercial	71,870	29	(1,135)	70,764
Corporate debt securities	52,045	110	(1,033)	51,122
U.S. Treasury securities	10,882	—	(262)	10,620
	$1,009,986	$1,548	$(17,544)	$993,990

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,844	$71	$(90)	$13,825
Commercial	16,303	70	(64)	16,309
Municipal bonds	19,612	99	(459)	19,252
Corporate debt securities	102	—	—	102
	$49,861	$240	$(613)	$49,488

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2017 and December 31, 2016, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of September 30, 2017 and December 31, 2016, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(2,330)	$119,404	$(807)	$31,548	$(3,137)	$150,952
Commercial	(60)	12,653	(158)	2,899	(218)	15,552
Municipal bonds	(2,324)	163,838	(815)	52,010	(3,139)	215,848
Collateralized mortgage obligations:
Residential	(1,195)	92,065	(1,657)	58,595	(2,852)	150,660
Commercial	(456)	51,910	(296)	9,423	(752)	61,333
Corporate debt securities	(180)	6,227	(337)	8,450	(517)	14,677
U.S. Treasury securities	(146)	10,750	—	—	(146)	10,750
Agency debentures	(94)	9,763	—	—	(94)	9,763
	$(6,785)	$466,610	$(4,070)	$162,925	$(10,855)	$629,535

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(55)	$4,778	$—	$—	$(55)	$4,778
Commercial	(77)	9,512	—	—	(77)	9,512
Collateralized mortgage obligations	(18)	3,474	—	—	(18)	3,474
Municipal bonds	(70)	5,247	(75)	5,386	(145)	10,633
	$(220)	$23,011	$(75)	$5,386	$(295)	$28,397

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(3,842)	$144,240	$(273)	$9,907	$(4,115)	$154,147
Commercial	(373)	23,798	—	—	(373)	23,798
Municipal bonds	(6,813)	283,531	—	—	(6,813)	283,531
Collateralized mortgage obligations:
Residential	(3,052)	175,490	(761)	11,422	(3,813)	186,912
Commercial	(1,005)	60,926	(130)	5,349	(1,135)	66,275
Corporate debt securities	(472)	24,447	(561)	11,677	(1,033)	36,124
U.S. Treasury securities	(262)	10,620	—	—	(262)	10,620
	$(15,819)	$723,052	$(1,725)	$38,355	$(17,544)	$761,407

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(90)	$5,481	$—	$—	$(90)	$5,481
Commercial	(64)	13,156	—	—	(64)	13,156
Municipal bonds	(459)	11,717	—	—	(459)	11,717
	$(613)	$30,354	$—	$—	$(613)	$30,354

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2017 and December 31, 2016. In addition, as of September 30, 2017 and December 31, 2016, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At September 30, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$10,319	1.65%	$142,042	1.98%	$152,361	1.95%
Commercial	—	—	15,606	2.09	4,609	2.04	—	—	20,215	2.08
Municipal bonds	1,622	3.00	26,236	3.22	42,055	3.15	299,365	3.80	369,278	3.68
Collateralized mortgage obligations:
Residential	—	—	—	—	1,063	1.80	183,874	2.05	184,937	2.05
Commercial	—	—	13,091	2.09	22,280	2.33	51,446	2.05	86,817	2.12
Agency debentures	—	—	—	—	9,763	2.29	—	—	9,763	2.29
Corporate debt securities	—	—	7,678	2.72	11,020	3.46	10,032	3.54	28,730	3.30
U.S. Treasury securities	1,000	1.22	—	—	9,750	1.78	—	—	10,750	1.73
Total available for sale	$2,622	2.32%	$62,611	2.63%	$110,859	2.62%	$686,759	2.81%	$862,851	2.77%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$12,599	2.95%	$12,599	2.95%
Commercial	—	—	4,499	2.03	16,657	2.69	—	—	21,156	2.55
Collateralized mortgage obligations	—	—	—	—	—	—	3,474	1.75	3,474	1.75
Municipal bonds	—	—	1,164	2.93	5,402	2.79	12,946	3.40	19,512	3.21
Corporate debt securities	—	—	—	—	—	—	99	6.00	99	6.00
Total held to maturity	$—	—%	$5,663	2.21%	$22,059	2.71%	$29,118	3.02%	$56,840	2.82%

	At December 31, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.29%	$—	—%	$2,122	1.59%	$174,951	2.03%	$177,074	2.02%
Commercial	—	—	20,951	2.13	4,585	2.06	—	—	25,536	2.11
Municipal bonds	3,479	3.30	20,939	2.94	52,043	2.55	391,212	3.08	467,673	3.02
Collateralized mortgage obligations:
Residential	—	—	—	—	1,639	1.32	189,562	2.06	191,201	2.06
Commercial	—	—	10,860	1.84	19,273	2.74	40,631	1.91	70,764	2.12
Corporate debt securities	—	—	10,516	2.67	21,493	3.74	19,113	3.54	51,122	3.45
U.S. Treasury securities	999	0.64	—	—	9,621	1.76	—	—	10,620	1.66
Total available for sale	$4,479	2.70%	$63,266	2.43%	$110,776	2.69%	$815,469	2.57%	$993,990	2.57%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,825	3.11%	$13,825	3.11%
Commercial	—	—	4,581	2.06	11,728	2.71	—	—	16,309	2.53
Municipal bonds	—	—	—	—	6,450	2.73	12,802	3.31	19,252	3.11
Corporate debt securities	—	—	—	—	—	—	102	6.00	102	6.00
Total held to maturity	$—	—%	$4,581	2.06%	$18,178	2.72%	$26,729	3.22%	$49,488	2.93%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Proceeds	$27,827	$9,641	$342,460	$21,108
Gross gains	331	48	907	145
Gross losses	—	—	(19)	—

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At September 30, 2017

Federal Home Loan Bank to secure borrowings	$196,363
Washington and California State to secure public deposits	37,456
Securities pledged to secure derivatives in a liability position	7,563
Other securities pledged	6,634
Total securities pledged as collateral	$248,016

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at September 30, 2017 and December 31, 2016.

Tax-exempt interest income on securities available for sale totaling $2.0 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.9 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively, and was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At September 30, 2017	At December 31, 2016

Consumer loans
Single family(1)	$1,269,484	$1,083,822
Home equity and other	436,755	359,874
	1,706,239	1,443,696
Commercial loans
Commercial real estate	986,421	871,563
Multifamily	747,171	674,219
Construction/land development	653,132	636,320
Commercial business	245,859	223,653
	2,632,583	2,405,755
	4,338,822	3,849,451
Net deferred loan fees and costs	11,458	3,577
	4,350,280	3,853,028
Allowance for loan losses	(37,055)	(34,001)
	$4,313,225	$3,819,027

(1)
Includes $5.5 million and $18.0 million at September 30, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.75 billion and $1.59 billion at September 30, 2017 and December 31, 2016, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $724.9 million and $554.7 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 14.4% and 13.2% of the total portfolio, respectively. Additionally, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan class of single family within the state of California, which represented 10.2% of the total portfolio. At December 31, 2016 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and commercial real estate within the state of Washington, which represented 13.8% and 14.4% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2017. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2016 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Allowance for credit losses (roll-forward):
Beginning balance	$37,470	$34,001	$35,264	$30,659
Provision for credit losses	250	1,250	750	3,750
Recoveries, net of charge-offs	475	(18)	2,181	824
Ending balance	$38,195	$35,233	$38,195	$35,233
Components:
Allowance for loan losses	$37,055	$33,975	$37,055	$33,975
Allowance for unfunded commitments	1,140	1,258	1,140	1,258
Allowance for credit losses	$38,195	$35,233	$38,195	$35,233

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,288	$—	$2	$791	$9,081
Home equity and other	6,856	(72)	428	(219)	6,993
	15,144	(72)	430	572	16,074
Commercial loans
Commercial real estate	7,455	—	—	46	7,501
Multifamily	4,059	—	—	(3)	4,056
Construction/land development	8,226	—	172	(451)	7,947
Commercial business	2,586	(201)	146	86	2,617
	22,326	(201)	318	(322)	22,121
Total allowance for credit losses	$37,470	$(273)	$748	$250	$38,195

	Three Months Ended September 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,294	$(42)	$1	$995	$9,248
Home equity and other	5,400	(356)	192	512	5,748
	13,694	(398)	193	1,507	14,996
Commercial loans
Commercial real estate	6,045	—	—	80	6,125
Multifamily	2,048	—	—	49	2,097
Construction/land development	9,369	—	176	(524)	9,021
Commercial business	2,845	—	11	138	2,994
	20,307	—	187	(257)	20,237
Total allowance for credit losses	$34,001	$(398)	$380	$1,250	$35,233

	Nine Months Ended September 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,196	$(2)	$1,018	$(131)	$9,081
Home equity and other	6,153	(583)	781	642	6,993
	14,349	(585)	1,799	511	16,074
Commercial loans
Commercial real estate	6,680	—	—	821	7,501
Multifamily	3,086	—	—	970	4,056
Construction/land development	8,553	—	606	(1,212)	7,947
Commercial business	2,596	(217)	578	(340)	2,617
	20,915	(217)	1,184	239	22,121
Total allowance for credit losses	$35,264	$(802)	$2,983	$750	$38,195

	Nine Months Ended September 30, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(74)	$87	$293	$9,248
Home equity and other	4,620	(654)	530	1,252	5,748
	13,562	(728)	617	1,545	14,996
Commercial loans
Commercial real estate	4,847	—	—	1,278	6,125
Multifamily	1,194	—	—	903	2,097
Construction/land development	9,271	(42)	959	(1,167)	9,021
Commercial business	1,785	(26)	44	1,191	2,994
	17,097	(68)	1,003	2,205	20,237
Total allowance for credit losses	$30,659	$(796)	$1,620	$3,750	$35,233

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,727	$354	$9,081	$1,184,497	$79,441	$1,263,938
Home equity and other	6,946	47	6,993	435,454	1,301	436,755
	15,673	401	16,074	1,619,951	80,742	1,700,693
Commercial loans
Commercial real estate	7,501	—	7,501	983,859	2,562	986,421
Multifamily	4,056	—	4,056	746,349	822	747,171
Construction/land development	7,947	—	7,947	652,125	1,007	653,132
Commercial business	2,215	402	2,617	243,593	2,266	245,859
	21,719	402	22,121	2,625,926	6,657	2,632,583
Total loans evaluated for impairment	37,392	803	38,195	4,245,877	87,399	4,333,276
Loans held for investment carried at fair value				$5,416	$130	5,546	(1)
Total loans held for investment	$37,392	$803	$38,195	$4,251,293	$87,529	$4,338,822

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

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2017
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$75,396	$77,012	$—
Home equity and other	787	813	—
	76,183	77,825	—
Commercial loans
Commercial real estate	2,562	3,090	—
Multifamily	822	842	—
Construction/land development	1,007	1,549	—
Commercial business	440	1,456	—
	4,831	6,937	—
	$81,014	$84,762	$—
With an allowance recorded:
Consumer loans
Single family	$4,175	$4,267	$354
Home equity and other	514	514	47
	4,689	4,781	401
Commercial loans
Commercial business	1,826	1,874	402
	$6,515	$6,655	$803
Total:
Consumer loans
Single family(3)	$79,571	$81,279	$354
Home equity and other	1,301	1,327	47
	80,872	82,606	401
Commercial loans
Commercial real estate	2,562	3,090	—
Multifamily	822	842	—
Construction/land development	1,007	1,549	—
Commercial business	2,266	3,330	402
	6,657	8,811	402
Total impaired loans	$87,529	$91,417	$803

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.7 million in single family performing trouble debt restructurings "TDRs".

	At December 31, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$77,756	$80,573	$—
Home equity and other	946	977	—
	78,702	81,550	—
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	2,945	4,365	—
	8,021	10,881	—
	$86,723	$92,431	$—
With an allowance recorded:
Consumer loans
Single family	$2,920	$3,011	$325
Home equity and other	517	517	49
	3,437	3,528	374
Commercial loans
Commercial business	348	347	5
	348	347	5
	$3,785	$3,875	$379
Total:
Consumer loans
Single family(3)	$80,676	$83,584	$325
Home equity and other	1,463	1,494	49
	82,139	85,078	374
Commercial loans
Commercial real estate	2,338	2,846	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Commercial business	3,293	4,712	5
	8,369	11,228	5
Total impaired loans	$90,508	$96,306	$379

(1)	Includes partial charge-offs and nonaccrual interest paid.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.1 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

(in thousands)	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016

Consumer loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family	$81,770	$738	$85,138	$727
Home equity and other	1,501	19	1,371	17
	83,271	757	86,509	744
Commercial loans
Commercial real estate	2,960	33	3,431	4
Multifamily	825	6	621	6
Construction/land development	1,015	21	2,333	23
Commercial business	2,045	30	4,068	15
	6,845	90	10,453	48
	$90,116	$847	$96,962	$792

(in thousands)	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016

Consumer loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Single family	$81,889	$2,278	$83,271	$2,171
Home equity and other	1,475	62	1,479	50
	83,364	2,340	84,750	2,221
Commercial loans
Commercial real estate	3,446	129	3,439	12
Multifamily	833	18	1,877	41
Construction/land development	1,277	68	3,023	67
Commercial business	2,579	113	3,902	56
	8,135	328	12,241	176
	$91,499	$2,668	$96,991	$2,397

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At September 30, 2017
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,241,538	(1)	$2,853	$13,510	$11,583	$1,269,484
Home equity and other	434,377		248	660	1,470	436,755
	1,675,915		3,101	14,170	13,053	1,706,239
Commercial loans
Commercial real estate	945,951		29,487	7,868	3,115	986,421
Multifamily	734,472		10,501	1,884	314	747,171
Construction/land development	645,968		5,731	1,433	—	653,132
Commercial business	198,687		42,290	1,587	3,295	245,859
	2,525,078		88,009	12,772	6,724	2,632,583
	$4,200,993		$91,110	$26,942	$19,777	$4,338,822

(1)
Includes $5.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of September 30, 2017 and December 31, 2016, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2016 Annual Report on Form 10-K.

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
The following table presents an aging analysis of past due loans by loan portfolio segment and loan class.

	At September 30, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$8,851	$4,615	$48,647	$62,113	$1,207,371	(1)	$1,269,484	$37,185	(2)
Home equity and other	674	121	1,470	2,265	434,490		436,755	—
	9,525	4,736	50,117	64,378	1,641,861		1,706,239	37,185
Commercial loans
Commercial real estate	913	—	724	1,637	984,784		986,421	—
Multifamily	—	—	314	314	746,857		747,171	—
Construction/land development	992	—	—	992	652,140		653,132	—
Commercial business	897	—	1,153	2,050	243,809		245,859	—
	2,802	—	2,191	4,993	2,627,590		2,632,583	—
	$12,327	$4,736	$52,308	$69,371	$4,269,451		$4,338,822	$37,185

	At December 31, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$4,310	$5,459	$53,563	$63,332	$1,020,490	(1)	$1,083,822	$40,846	(2)
Home equity and other	251	442	1,571	2,264	357,610		359,874	—
	4,561	5,901	55,134	65,596	1,378,100		1,443,696	40,846
Commercial loans
Commercial real estate	71	205	2,127	2,403	869,160		871,563	—
Multifamily	—	—	337	337	673,882		674,219	—
Construction/land development	—	—	1,376	1,376	634,944		636,320	—
Commercial business	202	—	2,414	2,616	221,037		223,653	—
	273	205	6,254	6,732	2,399,023		2,405,755	—
	$4,834	$6,106	$61,388	$72,328	$3,777,123		$3,849,451	$40,846

(1)
Includes $5.5 million and $18.0 million of loans at September 30, 2017 and December 31, 2016, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss and are a subset of the 90 days or more past due balance.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At September 30, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,258,022	(1)	$11,462	$1,269,484
Home equity and other	435,285		1,470	436,755
	1,693,307		12,932	1,706,239
Commercial loans
Commercial real estate	985,697		724	986,421
Multifamily	746,857		314	747,171
Construction/land development	653,132		—	653,132
Commercial business	244,706		1,153	245,859
	2,630,392		2,191	2,632,583
	$4,323,699		$15,123	$4,338,822

	At December 31, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,071,105	(1)	$12,717	$1,083,822
Home equity and other	358,303		1,571	359,874
	1,429,408		14,288	1,443,696
Commercial loans
Commercial real estate	869,436		2,127	871,563
Multifamily	673,882		337	674,219
Construction/land development	634,944		1,376	636,320
Commercial business	221,239		2,414	223,653
	2,399,501		6,254	2,405,755
	$3,828,909		$20,542	$3,849,451

(1)
Includes $5.5 million and $18.0 million of loans at September 30, 2017 and December 31, 2016, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended September 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	9	$1,914	$—
	Payment restructure	29	5,911	—
Total consumer
	Interest rate reduction	9	1,914	—
	Payment restructure	29	5,911	—
		38	7,825	—
Total loans
	Interest rate reduction	9	1,914	—
	Payment restructure	29	5,911	—
		38	$7,825	$—

	Three Months Ended September 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$2,492	$—
	Payment restructure	12	2,773	—
Home equity and other
	Interest rate reduction	1	100	—
Total consumer
	Interest rate reduction	12	2,592	—
	Payment restructure	12	2,773	—
		24	5,365	—
Total loans
	Interest rate reduction	12	2,592	—
	Payment restructure	12	2,773	—
		24	$5,365	$—

	Nine Months Ended September 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	48	$8,834	$—
	Payment restructure	71	14,803	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	48	8,834	—
	Payment restructure	73	15,154	—
		121	23,988	—

Commercial loans
Construction/land development
	Payment restructure	1	436	—
Commercial business
	Payment restructure	1	18	—
Total commercial
	Payment restructure	2	454	—
		2	454	—
Total loans
	Interest rate reduction	48	8,834	—
	Payment restructure	75	15,608	—
		123	$24,442	$—

	Nine Months Ended September 30, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	29	$5,881	$—
	Payment restructure	46	9,691	—
Home equity and other
	Interest rate reduction	2	113	—
Total consumer
	Interest rate reduction	31	5,994	—
	Payment restructure	46	9,691	—
		77	15,685	—
Total loans
	Interest rate reduction	31	5,994	—
	Payment restructure	46	9,691	—
		77	$15,685	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2017 and 2016, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2017		2016
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	8	$1,743	7	$1,173
	8	$1,743	7	$1,173

	Nine Months Ended September 30,
	2017		2016
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	16	$3,395	16	$3,811
Home equity and other	—	—	1	93
	16	$3,395	17	$3,904

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2017	At December 31, 2016

Noninterest-bearing accounts	$1,087,425	$964,829
NOW accounts, 0.00% to 1.00% at September 30, 2017 and December 31, 2016	528,679	468,812
Statement savings accounts, due on demand, 0.05% to 1.13% at September 30, 2017 and December 31, 2016	308,217	301,361
Money market accounts, due on demand, 0.00% to 1.70% and at September 30, 2017 and December 31, 2016	1,563,921	1,603,141
Certificates of deposit, 0.05% to 3.80% at September 30, 2017 and December 31, 2016	1,182,244	1,091,558
	$4,670,486	$4,429,701

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

NOW accounts	$500	$484	$1,480	$1,465
Statement savings accounts	256	262	761	771
Money market accounts	2,089	2,084	6,254	5,057
Certificates of deposit	3,175	2,532	9,015	6,087
	$6,020	$5,362	$17,510	$13,380

The weighted-average interest rates on certificates of deposit were 1.06% and 0.96% at September 30, 2017 and December 31, 2016, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At September 30, 2017

Within one year	$854,650
One to two years	267,893
Two to three years	31,851
Three to four years	13,714
Four to five years	14,051
Thereafter	85
$1,182,244

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2017 and December 31, 2016 were $467.6 million and $508.6 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2017 and December 31, 2016 were $92.4 million and $87.4 million, respectively. There were $324.0 million and $234.4 million of brokered deposits at September 30, 2017 and December 31, 2016, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at September 30, 2017 or December 31, 2016. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At September 30, 2017 and December 31, 2016, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2016 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2017
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$2,127,585	$3,907	$(3,871)
Interest rate swaptions	215,000	2	—
Interest rate lock and purchase loan commitments	722,048	21,067	(65)
Interest rate swaps	2,030,150	13,515	(20,589)
Eurodollar futures	2,526,000	135	—
Total derivatives before netting	$7,620,783	38,626	(24,525)
Netting adjustment/Cash collateral (1)		3,993	22,853
Carrying value on consolidated statements of financial condition		$42,619	$(1,672)

(1)
Includes cash collateral of $26.8 million at September 30, 2017 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

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

The following tables present gross and net information about derivative instruments.

	At September 30, 2017
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$38,626	$3,993	$42,619	$—	$42,619
Derivative liabilities	$(24,525)	$22,853	$(1,672)	$154	$(1,518)

	At December 31, 2016
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$59,226	$10,174	$69,400	$—	$69,400
Derivative liabilities	$(42,399)	$37,836	$(4,563)	$1,820	$(2,743)

(1)
Includes cash collateral of $26.8 million and $48.0 million at September 30, 2017 and December 31, 2016 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(9,180)	$(3,675)	$(20,788)	$(4,006)
Loan servicing income (2)	2,807	3,162	12,060	57,110
Other (3)	—	2,087	—	735
	$(6,373)	$1,574	$(8,728)	$53,839

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2017	At December 31, 2016

Single family	$730,042	$656,334
Multifamily DUS® (1)	47,014	35,506
Other (2)	74,070	22,719
Total loans held for sale	$851,126	$714,559

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes multifamily and commercial loans originated from sources other than DUS®.

Loans sold consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Single family	$1,956,129	$2,489,415	$5,504,366	$6,134,390
Multifamily DUS®	102,075	58,484	214,236	215,848
Other (1)	125,493	50,255	163,374	82,068
Total loans sold	$2,183,697	$2,598,154	$5,881,976	$6,432,306

(1)	Includes multifamily and commercial loans originated from sources other than DUS®.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Single family:
Servicing value and secondary market gains(1)	$56,657	$79,946	$164,548	$207,758
Loan origination and administration fees	7,356	8,931	19,960	21,614
Total single family	64,013	88,877	184,508	229,372
Multifamily DUS®	4,152	2,695	8,785	7,879
Other (2)	2,845	1,028	3,906	2,242
Total gain on loan origination and sale activities	$71,010	$92,600	$197,199	$239,493

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

The composition of loans serviced for others is presented below at the unpaid principal balance.

(in thousands)	At September 30, 2017	At December 31, 2016

Single family
U.S. government and agency	$21,378,395	$18,931,835
Other	513,858	556,621
	21,892,253	19,488,456
Commercial
Multifamily DUS®	1,213,459	1,108,040
Other	78,674	69,323
	1,292,133	1,177,363
Total loans serviced for others	$23,184,386	$20,665,819

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Balance, beginning of period	$2,990	$3,379	$3,382	$2,922
Additions (reductions), net (1)	(338)	495	(370)	1,407
Realized losses (2)	(148)	(251)	(508)	(706)
Balance, end of period	$2,504	$3,623	$2,504	$3,623

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors, depending on the requirements, to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $6.5 million and $7.5 million were recorded in other assets as of September 30, 2017 and December 31, 2016, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At both September 30, 2017 and December 31, 2016, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $36.3 million and $35.8 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Servicing income, net:
Servicing fees and other	$16,480	$14,104	$48,636	$39,460
Changes in fair value of single family MSRs due to modeled amortization (1)	(9,167)	(8,925)	(26,596)	(23,940)
Amortization of multifamily MSRs	(811)	(661)	(2,503)	(1,946)
	6,502	4,518	19,537	13,574
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,027)	4,915	(5,312)	(37,354)
Net gain from derivatives economically hedging MSR	2,807	3,162	12,060	57,110
	1,780	8,077	6,748	19,756
Mortgage servicing income	$8,282	$12,595	$26,285	$33,330

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2017	2016	2017	2016

Constant prepayment rate ("CPR") (2)	13.24%	14.77%	13.34%	15.67%
Discount rate (3)	10.28%	10.19%	10.29%	10.34%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2017

Fair value of single family MSR	$244,106
Expected weighted-average life (in years)	5.96
Constant prepayment rate (1)	13.09%
Impact on 25 basis points adverse change in interest rates	$(18,776)
Impact on 50 basis points adverse change in interest rates	$(39,646)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(8,442)
Impact on fair value of 200 basis points increase	$(16,324)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Beginning balance	$236,621	$130,900	$226,113	$156,604
Additions and amortization:
Originations	17,679	23,020	49,345	54,600
Purchases	—	—	565	—
Changes due to modeled amortization(1)	(9,167)	(8,925)	(26,596)	(23,940)
Net additions and amortization	8,512	14,095	23,314	30,660
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,027)	4,915	(5,321)	(37,354)
Ending balance	$244,106	$149,910	$244,106	$149,910

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Beginning balance	$21,600	$16,366	$19,747	$14,651
Origination	3,177	1,886	6,722	4,886
Amortization	(811)	(661)	(2,503)	(1,946)
Ending balance	$23,966	$17,591	$23,966	$17,591

At September 30, 2017, the expected weighted-average life of the Company’s multifamily MSRs was 10.28 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2017

Remainder of 2017	$824
2018	3,254
2019	3,152
2020	3,078
2021	2,868
2022 and thereafter	10,790
Carrying value of multifamily MSR	$23,966

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at September 30, 2017 and December 31, 2016 was $91.5 million and $42.6 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $680.8 million and $603.8 million at September 30, 2017 and December 31, 2016, respectively. Unused home equity and commercial banking funding lines totaled $426.1 million and $289.3 million at September 30, 2017 and December 31, 2016, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.1 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily DUS® that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts. Under the program, the DUS® lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS® loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2017 and December 31, 2016, the total unpaid principal balance of loans sold under this program was $1.21 billion and $1.11 billion, respectively. The Company’s reserve liability related to this arrangement totaled $2.0 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2017 and 2016.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $21.97 billion and $19.56 billion as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.5 million and $3.4 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2017, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a loss. As a result, the Company did not have any material amounts reserved for legal claims as of September 30, 2017.

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

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Level 2 recurring fair value measurement.
Investment securities held to maturity
Observable market prices of identical or similar securities are used where available.

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds

•      Estimated credit losses

•      Market liquidity adjustments
Carried at amortized cost. Estimated fair value classified as Level 2.
Loans held for sale
Single family loans, excluding loans transferred from held for investment	Fair value is based on observable market data, including: • Quoted market prices, where available • Dealer quotes for similar loans • Forward sale commitments	Level 2 recurring fair value measurement.

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

Loans held for investment transferred from loans held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments
Level 3 recurring fair value measurement.
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 7, Mortgage Banking Operations.
Level 3 recurring fair value measurement.
Multifamily MSRs and other	Fair value is based on discounted estimated future servicing fees and other revenue, less estimated costs to service the loans.	Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 3.
Derivatives
Eurodollar futures	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
Interest rate swaps Interest rate swaptions Forward sale commitments
Fair value is based on quoted prices for identical or similar instruments, when available.

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Interest rate lock and purchase loan commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Estimated fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at September 30, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$152,361	$—	$152,361	$—
Commercial	20,215	—	20,215	—
Municipal bonds	369,278	—	369,278	—
Collateralized mortgage obligations:
Residential	184,937	—	184,937	—
Commercial	86,817	—	86,817	—
Corporate debt securities	28,730	—	28,730	—
U.S. Treasury securities	10,750	—	10,750	—
Agency	9,763	—	9,763	—
Single family mortgage servicing rights	244,106	—	—	244,106
Single family loans held for sale	730,042	—	729,951	91
Single family loans held for investment	5,546	—	—	5,546
Derivatives
Eurodollar futures	135	135	—	—
Forward sale commitments	3,907	—	3,907	—
Interest rate swaptions	2	—	2	—
Interest rate lock and purchase loan commitments	21,067	—	—	21,067
Interest rate swaps	13,515	—	13,515	—
Total assets	$1,881,171	$135	$1,610,226	$270,810
Liabilities:
Derivatives
Forward sale commitments	$3,871	$—	$3,871	$—
Interest rate lock and purchase loan commitments	65	—	—	65
Interest rate swaps	20,589	—	20,589	—
Total liabilities	$24,525	$—	$24,460	$65

(in thousands)	Fair Value at December 31, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$177,074	$—	$177,074	$—
Commercial	25,536	—	25,536	—
Municipal bonds	467,673	—	467,673	—
Collateralized mortgage obligations:
Residential	191,201	—	191,201	—
Commercial	70,764	—	70,764	—
Corporate debt securities	51,122	—	51,122	—
U.S. Treasury securities	10,620	—	10,620	—
Single family mortgage servicing rights	226,113	—	—	226,113
Single family loans held for sale	656,334	—	614,524	41,810
Single family loans held for investment	17,988	—	—	17,988
Derivatives
Forward sale commitments	24,623	—	24,623	—
Interest rate swaptions	1	—	1	—
Interest rate lock and purchase loan commitments	19,586	—	—	19,586
Interest rate swaps	15,016	—	15,016	—
Total assets	$1,953,651	$—	$1,648,154	$305,497
Liabilities:
Derivatives
Forward sale commitments	$15,203	$—	$15,203	$—
Interest rate lock and purchase loan commitments	367	—	—	367
Interest rate swaps	26,829	—	26,829	—
Total liabilities	$42,399	$—	$42,032	$367

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2017 and 2016, see Note 7, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.5 million at September 30, 2017.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At September 30, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,546	Income approach	Implied spread to benchmark interest rate curve	3.73%	4.84%	4.13%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$17,988	Income approach	Implied spread to benchmark interest rate curve	3.62%	4.97%	4.49%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At September 30, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$91	Income approach	Implied spread to benchmark interest rate curve	4.36%	4.36%	4.36%
			Market price movement from comparable bond	(0.58)%	(0.14)%	(0.36)%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$41,810	Income approach	Implied spread to benchmark interest rate curve	3.46%	6.14%	4.23%
			Market price movement from comparable bond	(0.49)%	(0.11)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Beginning balance, net	$22,283	$39,991	$19,219	$17,711
Total realized/unrealized gains	36,779	56,752	106,365	160,047
Settlements	(38,060)	(51,383)	(104,582)	(132,398)
Ending balance, net	$21,002	$45,360	$21,002	$45,360

The following table presents fair value changes and activity for Level 3 loans held for sale and loans held for investment.

Three Months Ended September 30, 2017	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)
Loans held for sale	$29,259	$93	$(303)	$(28,913)	$(45)	$91
Loans held for investment	5,134	127	303	—	(18)	5,546

Three Months Ended September 30, 2016
Loans held for sale	$43,742	$4,579	$(46)	$(3,566)	$(410)	$44,299
Loans held for investment	22,362	342	46	(2,005)	(198)	20,547

Nine Months Ended September 30, 2017	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)
Loans held for sale	$41,810	$3,088	$12,797	$(58,396)	$792	$91
Loans held for investment	17,988	127	(12,272)	(480)	183	5,546

Nine Months Ended September 30, 2016
Loans held for sale	$49,322	$12,698	$(4,654)	$(11,926)	$(1,141)	$44,299
Loans held for investment	21,544	601	4,654	(5,782)	(470)	20,547

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At September 30, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$21,002	Income approach	Fall-out factor	0.40%	61.46%	14.18%
			Value of servicing	0.63%	2.14%	1.05%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$19,219	Income approach	Fall-out factor	0.50%	60.34%	11.95%
			Value of servicing	0.65%	2.27%	1.08%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three and nine months ended September 30, 2017, the Company recorded adjustments ranging from 7.10% to 100.00% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. During the three and nine months ended September 30, 2016, the Company recorded no adjustment to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended September 30, 2017, the Company applied a range of stated value adjustments of 42.2% to 100.0%, with a weighted average of 54.8%. During the nine months ended September 30, 2017, the Company applied a range of stated value adjustments of 0.0% to 100.0%, with a weighted average of 44.8%. During the three months ended September 30, 2016, the Company applied a stated value adjustment of 7.0%. During the nine months ended September 30, 2016, the Company applied a range of stated value adjustments of 7.0% to 63.4%, with a weighted average of 58.4%. During the three and nine months ended September 30, 2017, the Company did not apply any adjustment to the appraisal value of OREO. During the three and nine months ended September 30, 2016, the Company used a fair value of collateral technique to apply an adjustment to the appraisal value of certain OREO using a range of discount adjustments of 27.40% to 49.10%, with a weighted average rate of 32.10%.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2017 and 2016 and what we still held at the end of the respective reporting period.

	At or for the Three Months Ended September 30, 2017
(in thousands)	Fair Value of Assets Held at September 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,286	$—	$—	$2,286	$(467)
Other real estate owned(2)	5,521	—	—	5,521	(33)
Total	$7,807	$—	$—	$7,807	$(500)

	At or for the Three Months Ended September 30, 2016
(in thousands)	Fair Value of Assets Held at September 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$10,570	$—	$—	$10,570	$(750)
Other real estate owned(2)	5,755	—	—	5,755	(1,160)
Total	$16,325	$—	$—	$16,325	$(1,910)

	At or for the Nine Months Ended September 30, 2017
(in thousands)	Fair Value of Assets Held at September 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,286	$—	$—	$2,286	$(348)
Other real estate owned(2)	5,521	—	—	5,521	(33)
Total	$7,807	$—	$—	$7,807	$(381)

	At or for the Nine Months Ended September 30, 2016
(in thousands)	Fair Value of Assets Held at September 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$10,570	$—	$—	$10,570	$(827)
Other real estate owned(2)	5,755	—	—	5,755	(1,551)
Total	$16,325	$—	$—	$16,325	$(2,378)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$55,050	$55,050	$55,050	$—	$—
Investment securities held to maturity	56,608	56,840	—	56,840	—
Loans held for investment	4,307,679	4,334,941	—	—	4,334,941
Loans held for sale – transferred from held for investment	69,450	69,450	—	—	69,450
Loans held for sale – multifamily and other	51,634	51,634	—	51,634	—
Mortgage servicing rights – multifamily	23,967	26,117	—	—	26,117
Federal Home Loan Bank stock	52,486	52,486	—	52,486	—
Liabilities:
Deposits	$4,670,486	$4,649,934	$—	$4,649,934	$—
Federal Home Loan Bank advances	1,135,245	1,137,651	—	1,137,651	—
Long-term debt	125,280	122,696	—	122,696	—

	At December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$53,932	$53,932	$53,932	$—	$—
Investment securities held to maturity	49,861	49,488	—	49,488	—
Loans held for investment	3,801,039	3,840,990	—	—	3,840,990
Loans held for sale – transferred from held for investment	17,512	17,512	—	—	17,512
Loans held for sale – multifamily	40,712	40,712	—	40,712	—
Mortgage servicing rights – multifamily	19,747	21,610	—	—	21,610
Federal Home Loan Bank stock	40,347	40,347	—	40,347	—
Liabilities:
Deposits	$4,429,701	$4,410,213	$—	$4,410,213	$—
Federal Home Loan Bank advances	868,379	870,782	—	870,782	—
Long-term debt	125,147	122,357	—	122,357	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016

Net income	$13,839	$27,701	$34,031	$55,857
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,883,392	24,811,169	26,857,006	24,398,683
Dilutive effect of outstanding common stock equivalents (1)	205,648	185,578	220,026	196,665
Diluted weighted-average number of common stock outstanding	27,089,040	24,996,747	27,077,032	24,595,348
Earnings per share:
Basic earnings per share	$0.51	$1.12	$1.27	$2.29
Diluted earnings per share	$0.51	$1.11	$1.26	$2.27

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2017 and 2016 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 912 at September 30, 2017 and zero at September 30, 2016.

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

Financial highlights by operating segment were as follows.

	Three Months Ended September 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,526	$45,314	$50,840
Provision for credit losses	—	250	250
Noninterest income	71,922	11,962	83,884
Noninterest expense	77,537	37,160	114,697
Income before income taxes	(89)	19,866	19,777
Income tax expense	34	5,904	5,938
Net income (loss)	$(123)	$13,962	$13,839
Total assets	$1,032,510	$5,763,836	$6,796,346

	Three Months Ended September 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$7,463	$39,339	$46,802
Provision for credit losses	—	1,250	1,250
Noninterest income	101,974	9,771	111,745
Noninterest expense	82,229	32,170	114,399
Income before income taxes	27,208	15,690	42,898
Income tax expense	9,640	5,557	15,197
Net income	$17,568	$10,133	$27,701
Total assets	$1,103,899	$5,122,702	$6,226,601

	Nine Months Ended September 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$14,693	$128,666	$143,359
Provision for credit losses	—	750	750
Noninterest income	209,690	29,663	239,353
Noninterest expense	222,554	110,261	332,815
Income before income taxes	1,829	47,318	49,147
Income tax expense	498	14,618	15,116
Net income	$1,331	$32,700	$34,031
Total assets	$1,032,510	$5,763,836	$6,796,346

	Nine Months Ended September 30, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$18,597	$113,378	$131,975
Provision for credit losses	—	3,750	3,750
Noninterest income	263,334	22,595	285,929
Noninterest expense	223,880	102,903	326,783
Income before income taxes	58,051	29,320	87,371
Income tax expense	20,948	10,566	31,514
Net income	$37,103	$18,754	$55,857
Total assets	$1,103,899	$5,122,702	$6,226,601

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Beginning balance	$(5,413)	$9,748	$(10,412)	$(2,449)
Other comprehensive income (loss) before reclassifications	1,236	(1,786)	6,597	10,474
Amounts reclassified from accumulated other comprehensive loss	(215)	(31)	(577)	(94)
Net current-period other comprehensive income (loss)	1,021	(1,817)	6,020	10,380
Ending balance	$(4,392)	$7,931	$(4,392)	$7,931

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Gain on sale of investment securities available for sale	$331	$48	$888	$145
Income tax expense	116	17	311	51
Total, net of tax	$215	$31	$577	$94

NOTE 13–RESTRUCTURING:

In September 2017, we implemented a restructuring plan in our mortgage banking segment to reduce our operating cost structure and improve efficiency. We recorded a total restructuring charge of $3.9 million, consisting of facility related cost of $3.3 million and severance cost of $545 thousand. We recorded these restructuring charges in the third quarter of 2017. The charges are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for that period.
The following table summarizes the restructuring charges, the restructuring costs paid or settled during the third quarter, and the Company's net remaining liability balance.

(in thousands)	Facility related costs	Personnel related costs	Total
Balance at June 30, 2017	$—	$71	$71
Restructuring charges	3,332	545	3,877
Costs paid or otherwise settled	(1,279)	(180)	(1,459)
Balance at September 30, 2017	$2,053	$436	$2,489

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

This Form 10-Q and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our future plans, objectives, expectations, intentions and financial performance, and assumptions that underlie these statements. When used in this Form 10-Q, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Our actual results may differ significantly from the results discussed in such forward-looking statements, and we may take actions that differ from our current plans and expectations. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including:

•	any projections of revenues, estimated operating expenses or other financial items;

•	any statements of management's plans and objectives for future operations or programs;

•	any statements regarding future operations, plans, regulatory compliance or approvals;

•	any statements regarding expected cost savings from restructuring or resource optimization activities;

•	any statements concerning proposed new products or services;

•	any statements about the expected or estimated performance of our loan portfolio;

•	any statements regarding our pending or potential expansion into other geographic markets or potential increases in personnel or business in existing markets;

•	any statements regarding pending or future mergers, acquisitions or other transactions; and

•	any statement regarding future economic conditions or performance, and any statement of assumption underlying any of the foregoing.

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Income statement data (for the period ended):
Net interest income	$50,840	$46,868	$45,651	$48,074	$46,802	$143,359	$131,975
Provision for credit losses	250	500	—	350	1,250	750	3,750
Noninterest income	83,884	81,008	74,461	73,221	111,745	239,353	285,929
Noninterest expense	114,697	111,244	106,874	117,539	114,399	332,815	326,783
Income before income taxes	19,777	16,132	13,238	3,406	42,898	49,147	87,371
Income tax expense	5,938	4,923	4,255	1,112	15,197	15,116	31,514
Net income	$13,839	$11,209	$8,983	$2,294	$27,701	$34,031	$55,857
Basic income per share	$0.51	$0.42	$0.33	$0.09	$1.12	$1.27	$2.29
Diluted income per share	$0.51	$0.41	$0.33	$0.09	$1.11	$1.26	$2.27
Common shares outstanding	26,884,402	26,874,871	26,862,744	26,800,183	24,833,008	26,884,402	24,833,008
Weighted average number of shares outstanding:
Basic	26,883,392	26,866,230	26,821,396	25,267,909	24,811,169	26,857,006	24,398,683
Diluted	27,089,040	27,084,608	27,057,449	25,588,691	24,996,747	27,077,032	24,595,348
Shareholders' equity per share	$24.98	$24.40	$23.86	$23.48	$23.60	$24.98	$23.60
Financial position (at period end):
Cash and cash equivalents	$55,050	$54,447	$61,492	$53,932	$55,998	$55,050	$55,998
Investment securities	919,459	936,522	1,185,654	1,043,851	991,325	919,459	991,325
Loans held for sale	851,126	784,556	537,959	714,559	893,513	851,126	893,513
Loans held for investment, net	4,313,225	4,156,424	3,957,959	3,819,027	3,764,178	4,313,225	3,764,178
Mortgage servicing rights	268,072	258,222	257,421	245,860	167,501	268,072	167,501
Other real estate owned	3,704	4,597	5,646	5,243	6,440	3,704	6,440
Total assets	6,796,346	6,586,557	6,401,143	6,243,700	6,226,601	6,796,346	6,226,601
Deposits	4,670,486	4,747,771	4,595,809	4,429,701	4,504,560	4,670,486	4,504,560
Federal Home Loan Bank advances	1,135,245	867,290	862,335	868,379	858,923	1,135,245	858,923
Shareholders' equity	$671,469	$655,841	$640,919	$629,284	$586,028	$671,469	$586,028
Financial position (averages):
Investment securities	$925,545	$1,089,552	$1,153,248	$962,504	$981,223	$1,055,281	$791,749
Loans held for investment	4,242,795	4,119,825	3,914,537	3,823,253	3,770,133	4,093,588	3,616,222
Total interest-earning assets	6,098,054	5,837,917	5,782,061	5,711,154	5,692,999	5,907,168	5,171,456
Total interest-bearing deposits	3,622,606	3,652,036	3,496,190	3,413,311	3,343,339	3,590,741	3,051,279
Federal Home Loan Bank advances	1,034,634	872,019	975,914	938,342	988,358	961,070	944,020
Federal funds purchased and securities sold under agreements to repurchase	272	4,804	978	951	2,242	2,015	753
Total interest-bearing liabilities	4,783,142	4,654,064	4,598,243	4,477,732	4,459,213	4,679,288	4,089,016
Shareholders’ equity	$683,186	$668,377	$649,439	$616,497	$588,335	$667,124	$549,242

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

Financial performance:
Return on average shareholders' equity (1)	8.10%	6.71%	5.53%	1.49%	18.83%	6.80%	13.56%
Return on average assets	0.83%	0.70%	0.57%	0.15%	1.79%	0.70%	1.33%
Net interest margin (2)	3.40%	3.29%	3.23%	3.42%	3.34%	3.31%	3.46%
Efficiency ratio (3)	85.13%	86.99%	88.98%	96.90%	72.15%	86.96%	78.20%
Asset quality:
Allowance for credit losses	$38,195	$37,470	$36,042	$35,264	$35,233	$38,195	$35,233
Allowance for loan losses/total loans (4)	0.85%	0.86%	0.87%	0.88%	0.89%	0.85%	0.89%
Allowance for loan losses/nonaccrual loans	245.02%	233.50%	185.99%	165.52%	131.07%	245.02%	131.07%
Total nonaccrual loans (5)(6)	$15,123	$15,476	$18,676	$20,542	$25,921	$15,123	$25,921
Nonaccrual loans/total loans	0.35%	0.37%	0.47%	0.53%	0.68%	0.35%	0.68%
Other real estate owned	$3,704	$4,597	$5,646	$5,243	$6,440	$3,704	$6,440
Total nonperforming assets (6)	$18,827	$20,073	$24,322	$25,785	$32,361	$18,827	$32,361
Nonperforming assets/total assets	0.28%	0.30%	0.38%	0.41%	0.52%	0.28%	0.52%
Net (recoveries) charge-offs	$(475)	$(928)	$(778)	$319	$18	$(2,181)	$(824)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.86%	10.13%	9.98%	10.26%	9.91%	9.86%	9.91%
Common equity tier 1 risk-based capital (to risk-weighted assets)	12.88%	13.23%	13.25%	13.92%	13.61%	12.88%	13.61%
Tier 1 risk-based capital (to risk-weighted assets)	12.88%	13.23%	13.25%	13.92%	13.61%	12.88%	13.61%
Total risk-based capital (to risk-weighted assets)	13.65%	14.01%	14.02%	14.69%	14.41%	13.65%	14.41%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.33%	9.55%	9.45%	9.78%	9.52%	9.33%	9.52%
Tier 1 common equity risk-based capital (to risk-weighted assets)	9.77%	10.01%	9.96%	10.54%	10.37%	9.77%	10.37%
Tier 1 risk-based capital (to risk-weighted assets)	10.81%	11.10%	11.07%	11.66%	11.55%	10.81%	11.55%
Total risk-based capital (to risk-weighted assets)	11.48%	11.79%	11.74%	12.34%	12.25%	11.48%	12.25%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.93%, 0.95%, 0.97%, 1.00% and 1.05% at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.4 million, $732 thousand, $750 thousand, $1.9 million and $2.1 million of nonperforming loans guaranteed by the SBA at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

	At or for the Three Months Ended					At or for the Nine Months Ended
(in thousands)	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016

SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$21,892,253	$21,104,608	$20,303,169	$19,488,456	$18,199,040	$21,892,253	$18,199,040
Multifamily DUS® (3)	1,213,459	1,135,722	1,140,414	1,108,040	1,055,181	1,213,459	1,055,181
Other	78,674	75,336	73,832	69,323	67,348	78,674	67,348
Total loans serviced for others	$23,184,386	$22,315,666	$21,517,415	$20,665,819	$19,321,569	$23,184,386	$19,321,569

Loan production volumes:
Mortgage Banking segment:
Single family mortgage closed loans(1)(2)	$2,034,715	$2,011,127	$1,621,053	$2,514,657	$2,647,943	$5,666,895	$6,482,690
Single family mortgage interest rate lock commitments(2)	1,872,645	1,950,427	1,622,622	1,765,942	2,689,640	5,445,694	6,855,034
Single family mortgage loans sold(2)	1,956,129	1,808,500	1,739,737	2,651,022	2,489,415	5,504,366	6,134,390
Commercial and Consumer Banking segment:
Loan originations
Multifamily DUS® (3)	$109,994	$58,343	$57,552	$94,725	$45,497	225,889	231,126
Other (4)	18,734	6,126	6,798	3,008	2,913	31,658	8,441
Loans sold
Multifamily DUS® (3)	102,075	35,312	76,849	85,594	58,484	214,236	215,848
Other (4)	$125,493	$24,695	$13,186	$75,000	$50,255	$163,374	$82,068

(1)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

(2)	Includes loans originated by our correspondent lender WMS Series LLC and purchased by HomeStreet Bank.

(3)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(4)	Includes multifamily loans originated from sources other than DUS®.

About Us

HomeStreet is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily in the western United States, including Hawaii. We are principally engaged in commercial and consumer banking and real estate lending, including commercial real estate and single family mortgage banking operations.
HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. We also sell insurance products and services for commercial and consumer clients under the name HomeStreet Insurance.
HomeStreet Bank is a Washington state-chartered commercial bank providing commercial, consumer loans, and mortgage loans, deposit products, other banking services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises which operates a home loan business from select Windermere Real Estate Offices that is known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).
HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (DUS®)(1) in conjunction with HomeStreet Bank.
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
At September 30, 2017, we had total assets of $6.80 billion, net loans held for investment of $4.31 billion, deposits of $4.67 billion and shareholders’ equity of $671.5 million. This includes $189.2 million of assets, $125.8 million of loans, $126.5 million of deposits and $8.4 million of goodwill added through the acquisition of Orange County Business Bank by merger in the first quarter of 2016, $41.6 million in assets, $40.3 million in loans and $48.1 million in deposits added through the acquisition of the banking assets of The Bank of Oswego in the third quarter of 2016, $104.5 million in deposits added through the acquisition of two branches in Southern California in the fourth quarter of 2016 and $21.5 million in deposits through an acquisition of a branch in El Cajon, California in the third quarter of 2017.
During the third quarter of 2017, we continued our strategy of diversifying earnings by expanding our commercial and consumer banking business, adding a de novo branch in the high-growth area of Puget Sound and acquiring the branch in El Cajon, California. Following the El Cajon acquisition, we now have four retail deposit branches in San Diego County and a total of 16 in Southern California. These branch expansions promote convenience for our customers and along with the intentional growth of commercial and consumer account deposits at our existing branches, help build our market share. The commercial and consumer banking business achieved a record net income in the third quarter of 2017. Meanwhile, in our mortgage banking segment, faced with reduced expectations for single family loan origination volume due to the current interest rate environment and, more importantly, a lack of housing inventory in our primary markets, we implemented a restructuring plan that included a reduction in staffing, production office closures and the streamlining of the single family lending leadership team. While we have been able to maintain a significant market share in mortgage banking in our primary markets and expect mortgage banking to remain an important part of our overall strategy, the contraction in the total number of mortgage loans being originated in our markets has led us to focus on building a more efficient operation while retaining the ability to meet the origination and servicing needs of our mortgage lending customers.
The restructuring of our Mortgage Banking Segment in the third quarter included a reduction in staffing of 62 people, bringing the total reduction in full time equivalents in that segment to 166 since the beginning of the second quarter; closure of three production offices, the consolidation of six offices to three offices, and space reductions in three additional offices; and the aforementioned streamlining of the single family leadership team. We recognized expenses related to this restructuring of approximately $3.9 million, comprised of facility related charges of $3.3 million and severance expenses of $545,000. This restructuring, the second quarter reduction in headcount, and net voluntary attrition since the beginning of the second quarter of 2017 is expected to result in annual pretax cost savings of $13.3 million. Although we anticipate that this restructuring will scale our operations to fit current market opportunities, we will continue to monitor market conditions and assess our mortgage banking office locations and staffing levels to focus on the segment's profitability.
Although our business traditionally has been centered heavily in mortgage banking, we have invested significantly in the growth of our commercial and consumer banking business since our initial public offering in 2012 in part to offset the volatility of earnings typically experienced in residential mortgage banking operations. This has been important in reducing the impact of the downturn in mortgage originations in our principal markets in the past year. The downturn has been primarily driven by the scarcity of homes available for sale in our key markets, creating challenges for customers looking for suitable housing at an

1 DUS® is a registered trademark of Fannie Mae	63

affordable price, which, in turn has reduced the volume of purchase mortgages in those markets. In addition, recent increases in interest rates have reduced the market for originating refinance mortgage loans. The increased importance of our commercial and consumer banking business along with the restructuring of our Mortgage Banking segment to reduce our cost structure to better align with market conditions has helped to ease that volatility.
While HomeStreet has grown at a significant rate in the five years since our initial public offering, management anticipates that our growth rate as a percentage of our assets and income going forward may be lower than prior quarters, due in part to the increased scale of our business.

Recent Developments
In September 2017, federal banking regulators issued a proposed rule intended to simplify and limit the impact of the Basel III regulatory capital requirements for certain banks. We believe that these proposed changes, if implemented, would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that we would be required to maintain in relation to our mortgage servicing assets. Other proposed changes to the Basel III capital requirements would require a small increase in capital related to commercial and residential acquisition, development, and construction lending activity which would partially offset a portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the comment period, but if they are adopted without any material adverse changes to the current proposal, we would expect to benefit from a reduction in the regulatory capital requirements of approximately $70 million to $75 million in the aggregate beginning in 2018. Although it is too early to predict the form, if any, in which the final regulations are adopted, certain alternatives that are being considered would potentially allow us to allocate that capital to other aspects of our operations, including as capital to support our commercial lending operations.

Management’s Overview of Third Quarter of 2017 Financial Performance

Results of Operations

Results for the third quarter of 2017 reflect the benefit of our investments in growth and diversification. We have continued to execute on our strategy of becoming a leading west coast regional commercial bank by combining steady organic growth in our commercial and consumer banking segment with effective integration of our bank and branch acquisitions. The strong growth in our commercial and consumer banking segment resulted in a record quarter for net income and an increase of loans held for investment of 3.8% in the quarter. At the same time, however, our mortgage business has been impacted by both the low supply of houses in our primary markets and by higher interest rates, resulting in lower rate locks. In response to these changes in market conditions, we are currently focused on cost control and optimization in this segment. We implemented a restructuring plan that resulted in $3.9 million in charges in the third quarter of 2017 and included staffing reductions, production office closures/consolidations and a streamlining of the single family leadership team.

For the three and nine months ended September 30, 2017, net income was $13.8 million and $34.0 million, respectively, a decrease of $13.9 million or 50.0% and $21.8 million or 39.1% from $27.7 million and $55.9 million for the three and nine months ended September 30, 2016, respectively. Included in net income in the three and nine months ended September 30, 2017 were $229 thousand and $344 thousand, respectively, in acquisition-related expenses, net of tax, compared to $333 thousand and $4.4 million in the three and nine months ended September 30, 2016, respectively. Additionally, included in net income for the three and nine months ended September 30, 2017 were $2.5 million and $2.6 million in restructuring-related costs, net of tax. There were no similar charges in the three and nine months ended September 30, 2016.

As of September 30, 2017, we had 45 primary stand-alone home loan centers, seven primary commercial loan centers and 58 retail deposit branches. We also have one stand-alone insurance office.

Consolidated Financial Performance

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,		Percent Change
(in thousands, except per share data and ratios)	2017	2016		2017	2016

Selected statement of operations data
Total net revenue (1)	$134,724	$158,547	(15)%	$382,712	$417,904	(8)%
Total noninterest expense	114,697	114,399	—%	332,815	326,783	2%
Provision for credit losses	250	1,250	(80)%	750	3,750	(80)%
Income tax expense	5,938	15,197	(61)%	15,116	31,514	(52)%
Net income	$13,839	$27,701	(50)%	$34,031	$55,857	(39)%

Financial performance
Diluted income per share	$0.51	$1.11		$1.26	$2.27
Return on average common shareholders’ equity	8.10%	18.83%		6.80%	13.56%
Return on average assets	0.83%	1.79%		0.70%	1.33%
Net interest margin	3.40%	3.34%		3.31%	3.46%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three and nine months ended September 30, 2017 was $14.0 million and $32.7 million, respectively, compared to $10.1 million and $18.8 million for the three and nine months ended September 30, 2016, respectively. The increases were primarily due to higher net interest income resulting from higher average balances of interest-earning assets, primarily the result of organic growth. Included in net income for the three and nine months ended September 30, 2017, were acquisition-related expenses, net of tax, of $229 thousand and $344 thousand, respectively, compared to $333 thousand and $4.4 million in the three and nine months ended September 30, 2016, respectively.

Commercial and Consumer Banking segment net interest income was $45.3 million for the third quarter of 2017, an increase of $6.0 million, or 15.2%, from $39.3 million for the third quarter of 2016, reflecting higher average balances of loans held for investment primarily as a result of organic growth. For the nine months ended September 30, 2017 segment net interest income was $128.7 million, an increase of $15.3 million, or 13.5%, from $113.4 million for the nine months ended September 30, 2016, reflecting higher average balances of loans held for investment as a result of organic growth and acquisitions.

Our provision for credit losses were $250 thousand and $750 thousand in the three and nine months ended September 30, 2017, respectively, compared to $1.3 million and $3.8 million, respectively, for the three and nine months ended September 30, 2016. Net recoveries were $2.2 million in the first nine months of 2017 compared to net recoveries of $824 thousand in the first nine months of 2016. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.85% and 0.89% of loans held for investment at September 30, 2017 and September 30, 2016, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.93% of loans held for investment at September 30, 2017 compared to 1.05% at September 30, 2016. Nonperforming assets were $18.8 million, or 0.28% of total assets at September 30, 2017, compared to $32.4 million, or 0.52% of total assets at September 30, 2016.

Commercial and Consumer Banking segment noninterest expense was $37.2 million for the third quarter of 2017, an increase of $5.0 million, or 15.5%, from $32.2 million for the third quarter of 2016. For the nine months ended September 30, 2017 noninterest expense was $110.3 million, an increase of $7.4 million, or 7.2%, from $102.9 million for the nine months ended September 30, 2016. The increases were primarily attributable to increased costs related to organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. For the nine months ended September 30, 2017, we added three retail deposit branches, including two de novo branches and one branch through acquisition and increased the segment's headcount by 13.0%. During the same period, the commercial and consumer banking segment further expanded its commercial lending business with the opening of two new stand-alone primary commercial lending centers.

Mortgage Banking Segment Results

Mortgage Banking segment net income (loss) for the three and nine months ended September 30, 2017 was a net loss of $123 thousand and net income of $1.3 million, respectively, compared to net income of $17.6 million and $37.1 million for the three and nine months ended September 30, 2016, respectively. The decrease in net income was primarily due to a $817.0 million and $1.4 billion reduction in rate locks for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, respectively. In September 2017, we implemented a restructuring plan to better align our cost structure with market conditions, including a reduction in staffing, production office closures and a streamlining of the single family leadership team. Included in net income for the three and nine months ended September 30, 2017 were restructuring-related items, net of tax, of $2.5 million and $2.6 million, respectively. There were no similar charges in the three and nine months ended September 30, 2016.

Mortgage Banking noninterest income for the three and nine months ended September 30, 2017 was $71.9 million and $209.7 million, respectively, compared to $102.0 million and $263.3 million, for the three and nine months ended September 30, 2016, respectively. These decreases were primarily due to a 30.4% and 20.6% decrease in single family mortgage interest rate lock commitments, respectively. The decrease in interest rate lock commitments was the result of both the limited supply of housing in our markets, which reduced the volume of purchase mortgage activity in the period, and higher mortgage interest rates, which reduced the volume of refinance activity in the period. In response to this decrease we instituted a restructuring plan to reduce our cost structure to better align with market conditions. Our mortgage production personnel decreased by 6.1% at September 30, 2017 compared to September 30, 2016. Substantially all of this headcount reduction was in loan processing personnel.

Mortgage Banking noninterest expense for the three and nine months ended September 30, 2017 was $77.5 million and $222.6 million, respectively, compared to $82.2 million and $223.9 million for the three and nine months ended September 30, 2016, respectively. These decreases are primarily due to decreased commissions, salary and related costs on lower closed loan volumes, offset by a $3.9 million restructuring charge related to our Mortgage Banking segment.

Regulatory Matters

The Company's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2017 were 9.33%, 9.77%, 10.81% and 11.48%, respectively. The Company and the Bank remain above current “well-capitalized” regulatory minimums. Under the Basel III standards, the Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2017 were 9.86%, 12.88%, 12.88% and 13.65%, respectively. The Company's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2016 were 9.78%, 10.54%, 11.66% and 12.34%, respectively. At December 31, 2016, the Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios were 10.26%, 13.92%, 13.92% and 14.69%, respectively.
In September 2017, federal banking regulators issued a proposed rule intended to simplify and limit the impact of the Basel III regulatory capital requirements for certain banks. We believe that these proposed changes, if implemented, would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that we would be required to maintain in relation to our mortgage servicing assets. Other proposed changes to the Basel III capital requirements would require a small increase in capital related to commercial and residential acquisition, development, and construction lending activity which would partially offset some portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the comment period, but if they are adopted without any material adverse changes to the current proposal, we would expect to benefit from a reduction in the regulatory capital requirements of approximately $70 million to $75 million in the aggregate beginning in 2018. Although it is too early to predict the form, if any, in which the final regulations are adopted, certain alternatives that are being considered would potentially allow us to allocate that capital to other aspects of our operations, including as capital to support our commercial lending operations.

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

	Three Months Ended September 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$88,699	$171	0.76%	$39,069	$104	1.06%
Investment securities	925,545	6,286	2.72%	981,223	6,363	2.59%
Loans held for sale	841,015	8,586	4.08%	902,574	8,201	3.63%
Loans held for investment	4,242,795	48,168	4.50%	3,770,133	41,580	4.38%
Total interest-earning assets	6,098,054	63,211	4.12%	5,692,999	56,248	3.93%
Noninterest-earning assets (2)	597,876			490,242
Total assets	$6,695,930			$6,183,241
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$489,743	$500	0.40%	$458,660	$484	0.42%
Savings accounts	310,242	259	0.33%	300,831	261	0.35%
Money market accounts	1,588,366	2,072	0.52%	1,443,111	2,064	0.57%
Certificate accounts	1,234,255	3,381	1.09%	1,140,737	2,669	0.93%
Total interest-bearing deposits	3,622,606	6,212	0.68%	3,343,339	5,478	0.65%
Federal Home Loan Bank advances	1,034,634	3,404	1.31%	988,358	1,605	0.65%
Federal funds purchased and securities sold under agreements to repurchase	272	1	1.37%	2,242	5	0.85%
Long-term debt	125,250	1,521	4.82%	125,274	1,440	4.57%
Other borrowings	380	3	3.52%	—	—	—%
Total interest-bearing liabilities	4,783,142	11,141	0.92%	4,459,213	8,528	0.76%
Noninterest-bearing liabilities	1,229,602			1,135,693
Total liabilities	6,012,744			5,594,906
Shareholders’ equity	683,186			588,335
Total liabilities and shareholders’ equity	$6,695,930			$6,183,241
Net interest income (3)		$52,070			$47,720
Net interest spread			3.20%			3.17%
Impact of noninterest-bearing sources			0.20%			0.17%
Net interest margin			3.40%			3.34%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.2 million and $918 thousand for the quarter ended September 30, 2017 and 2016, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

	Nine Months Ended September 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$89,047	$432	0.65%	$38,893	$175	0.60%
Investment securities	1,055,281	19,350	2.46%	791,749	14,805	2.48%
Loans held for sale	669,252	20,259	4.04%	724,592	20,252	3.75%
Loans held for investment	4,093,588	137,355	4.46%	3,616,222	119,586	4.39%
Total interest-earning assets	5,907,168	177,396	4.00%	5,171,456	154,818	3.99%
Noninterest-earning assets (2)	582,480			448,172
Total assets	$6,489,648			$5,619,628
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$478,589	$1,480	0.41%	$444,782	$1,465	0.44%
Savings accounts	308,156	767	0.33%	299,763	777	0.35%
Money market accounts	1,576,459	6,200	0.52%	1,308,760	5,021	0.51%
Certificate accounts	1,227,537	9,484	1.03%	997,974	6,374	0.84%
Total interest-bearing deposits	3,590,741	17,931	0.67%	3,051,279	13,637	0.59%
Federal Home Loan Bank advances	961,070	8,174	1.13%	944,020	4,486	0.63%
Federal funds purchased and securities sold under agreements to repurchase	2,015	17	1.14%	753	5	0.28%
Long-term debt	125,206	4,513	4.80%	92,964	2,573	3.40%
Other borrowings	256	3	1.19%	—	—	—%
Total interest-bearing liabilities	4,679,288	30,638	0.87%	4,089,016	20,701	0.67%
Noninterest-bearing liabilities	1,143,236			981,370
Total liabilities	5,822,524			5,070,386
Shareholders’ equity	667,124			549,242
Total liabilities and shareholders’ equity	$6,489,648			$5,619,628
Net interest income (3)		$146,758			$134,117
Net interest spread			3.13%			3.32%
Impact of noninterest-bearing sources			0.18%			0.14%
Net interest margin			3.31%			3.46%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $3.4 million and $2.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $383 thousand and $541 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Income

For the three months ended September 30, 2017, net income was $13.8 million, a decrease of $13.9 million or 50.0% from $27.7 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net income was $34.0 million, a decrease of $21.8 million, or 39.1% from $55.9 million for the nine months ended September 30, 2016. Included in net income in the three and nine months ended September 30, 2017 were $229 thousand and $344 thousand, respectively, in merger-related expenses, net of tax, compared to $333 thousand and $4.4 million in the three and nine months ended September 30, 2016, respectively. Included in net income in the three and nine months ended September 30, 2017 were $2.5 million and $2.6 million, respectively, in restructuring-related expenses, net of tax. There were no similar expenses in the three and nine months ended September 30, 2016.

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

Net interest income on a tax equivalent basis for the third quarter of 2017 was $52.1 million, an increase of $4.4 million, or 9.1%, from the third quarter of 2016. For the nine months ended September 30, 2017, net interest income on a tax equivalent basis was $146.8 million, an increase of $12.6 million, or 9.4%, from $134.1 million for the nine months ended September 30, 2016. These increases from 2016 were primarily due to growth in average interest earning assets. The net interest margin for the third quarter of 2017 increased to 3.40% from 3.34% for the third quarter of 2016. This increase is primarily due to changes in the composition of, and yield on, earning assets, which increased more than borrowing costs. For the nine months ended September 30, 2017 net interest margin decreased to 3.31% from 3.46% for the nine months ended September 30, 2016. This decrease in our net interest margin was primarily due to higher cost of funds related to our long-term debt issuance in the second quarter of 2016, higher FHLB borrowing costs due to higher short-term rates and a relatively larger allocation of lower yielding short-term investments.

Total average interest-earning assets increased $405.1 million, or 7.1% from the three months ended September 30, 2016 and increased $735.7 million, or 14.2% from the nine months ended September 30, 2016 primarily as a result of growth in average loans held for investment from organic growth. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income of $63.2 million on a tax equivalent basis in the third quarter of 2017 increased $7.0 million, or 12.4%, from $56.2 million in the third quarter of 2016. For the nine months ended September 30, 2017 total interest income on a tax equivalent basis of $177.4 million increased 14.6%, or $22.6 million from $154.8 million. These increases primarily resulted from higher average balances of loans held for investment, which increased $472.7 million, or 12.5% and $477.4 million, or 13.2% for the three and nine months ended September 30, 2017, respectively.

Total interest expense in the third quarter of 2017 increased $2.6 million, or 30.6% from $8.5 million in the third quarter of 2016. For the nine months ended September 30, 2017, interest expense increased $9.9 million, or 48.0% from the nine months ended September 30, 2016. These increases resulted from higher average balances of interest-bearing deposits, FHLB advances and interest paid on our $65.0 million in senior debt issued in May 2016.

Provision for Credit Losses

We recorded a provision for credit losses of $250 thousand in the third quarter of 2017 compared to a provision of $1.3 million for the third quarter of 2016. For the nine months ended September 30, 2017, provision for credit losses was $750 thousand compared to a provision for credit losses of $3.8 million during the same period in 2016.

Nonaccrual loans were $15.1 million at September 30, 2017, a decrease of $5.4 million, or 26.4%, from $20.5 million at December 31, 2016. Nonaccrual loans as a percentage of total loans decreased to 0.35% at September 30, 2017 from 0.53% at December 31, 2016.

Net recoveries were $475 thousand in the third quarter of 2017 compared to net charge-offs of $18 thousand in the third quarter of 2016. For the nine months ended September 30, 2017, net recoveries were $2.2 million compared to net recoveries of $824 thousand during the same period in 2016. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of this Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Noninterest income
Gain on loan origination and sale activities (1)	$71,010	$92,600	$(21,590)	(23)%	$197,199	$239,493	$(42,294)	(18)%
Loan servicing income	8,282	12,595	(4,313)	(34)	26,285	33,330	(7,045)	(21)
Income from WMS Series LLC	166	1,174	(1,008)	(86)	757	2,474	(1,717)	(69)
Depositor and other retail banking fees	1,839	1,744	95	5	5,306	4,991	315	6
Insurance agency commissions	535	441	94	21	1,432	1,205	227	19
Gain on sale of investment securities available for sale	331	48	283	590	888	145	743	512
Other	1,721	3,143	(1,422)	(45)	7,486	4,291	3,195	74
Total noninterest income	$83,884	$111,745	$(27,861)	(25)%	$239,353	$285,929	$(46,576)	(16)%

(1)	Single family, multifamily and other commercial loan banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decrease in noninterest income in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily due to a decrease in gain on loan origination and sale activities resulting from a 30%, and 21% decrease in single family rate lock volume, respectively and lower single family MSR income due to lower risk management results.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Single family held for sale:
Servicing value and secondary market gains(1)	$56,657	$79,946	$(23,289)	(29)%	$164,548	$207,758	$(43,210)	(21)%
Loan origination and administrative fees	7,356	8,931	(1,575)	(18)	19,960	21,614	(1,654)	(8)
Total single family held for sale	64,013	88,877	(24,864)	(28)	184,508	229,372	(44,864)	(20)
Multifamily DUS®	4,152	2,695	1,457	54	8,785	7,879	906	11
Other (2)	2,845	1,028	1,817	177	3,906	2,242	1,664	74
Gain on loan origination and sale activities	$71,010	$92,600	$(21,590)	(23)%	$197,199	$239,493	$(42,294)	(18)%

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Includes multifamily and other commercial loans from sources other than DUS®.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Single family mortgage closed loan volume (1)	$2,034,715	$2,647,943	$(613,228)	(23)%	$5,666,895	$6,482,690	$(815,795)	(13)%
Single family mortgage interest rate lock commitments (1)	$1,872,645	$2,689,640	$(816,995)	(30)%	$5,445,694	$6,855,034	$(1,409,340)	(21)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decrease in gain on loan origination and sale activities in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 predominately reflected lower single family mortgage interest rate lock commitments as a result of the higher market interest rates in the period and a limited supply of available housing in our markets.
At both September 30, 2017 and September 30, 2016, mortgage production personnel was 514 employees, with headcount adjusting throughout the year to align with the market. In the third quarter of 2017, as part of our Mortgage Banking segment restructuring we reduced the total number of employees in the mortgage segment by 91 on a net basis as compared to September 30, 2016, including a reduction in workforce of 62 employees toward the end of the quarter. Substantially all of this headcount reduction was in loan processing personnel.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$625	$1,066	$1,984	$2,520
Other changes in estimated repurchase losses(2)	(963)	(571)	(2,354)	(1,113)
	$(338)	$495	$(370)	$1,407

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Mortgage servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Servicing income, net:
Servicing fees and other	$16,480	$14,104	$2,376	17%	$48,636	$39,460	$9,176	23%
Changes in fair value of MSRs due to amortization (1)	(9,167)	(8,925)	(242)	3	(26,596)	(23,940)	(2,656)	11
Amortization of multifamily MSRs	(811)	(661)	(150)	23	(2,503)	(1,946)	(557)	29
	6,502	4,518	1,984	44	19,537	13,574	5,963	44
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,027)	4,915	(5,942)	(121)	(5,312)	(37,354)	32,042	(86)
Net gain (loss) from derivatives economically hedging MSRs	2,807	3,162	(355)	(11)	12,060	57,110	(45,050)	(79)
	1,780	8,077	(6,297)	(78)	6,748	19,756	(13,008)	(66)
Mortgage servicing income	$8,282	$12,595	$(4,313)	(34)%	$26,285	$33,330	$(7,045)	(21)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The decrease in mortgage servicing income in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to lower risk management results. Risk management results fluctuate as market conditions change, including changes in interest rates. The lower risk management results in the nine months ended September 30, 2017 were due in part to gains from prepayment model refinements in the second quarter of 2016 to align borrower prepayment behavior with observed borrower prepayment behavior. There were no significant model refinements in the nine months ended September 30, 2017. Mortgage servicing fees collected in the three and nine months ended September 30, 2017 increased compared to the three and nine months ended September 30, 2016 primarily as a result of higher average balances of loans serviced for others during the period. Our loans serviced for others portfolio was $23.18 billion at September 30, 2017 compared to $20.67 billion at December 31, 2016 and $19.32 billion at September 30, 2016.

MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase mortgage prepayment speeds and therefore reduce the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, prepayment model assumptions, valuation discount rates, costs to service and policy changes by U.S. government agencies.

Income from WMS Series LLC decreased in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to a decrease in interest rate lock commitments. For the third quarter of 2017, interest rate lock commitments of $159.6 million decreased 24.2% from $210.7 million for the same period in 2016. For the first nine months of 2017, interest rate lock commitments of $442.5 million decreased 15.9% from $526.2 million for the same period in 2016.

Depositor and other retail banking fees for the three and nine months ended September 30, 2017 increased from the three and nine months ended September 30, 2016 primarily due to an increase in the number of transaction accounts from which we generate fee income.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Fees:
Monthly maintenance and deposit-related fees	$781	$763	$18	2%	$2,241	$2,135	$106	5%
Debit Card/ATM fees	995	960	35	4	2,905	2,796	109	4
Other fees	63	21	42	200	160	60	100	167
Total depositor and other retail banking fees	$1,839	$1,744	$95	5%	$5,306	$4,991	$315	6%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Noninterest expense
Salaries and related costs	$75,374	$79,164	$(3,790)	(5)%	$223,072	$221,615	$1,457	1%
General and administrative	16,147	14,949	1,198	8	49,147	47,210	1,937	4
Amortization of core deposit intangibles	470	579	(109)	(19)	1,477	1,636	(159)	(10)
Legal	352	639	(287)	(45)	662	1,687	(1,025)	(61)
Consulting	914	1,390	(476)	(34)	2,743	4,239	(1,496)	(35)
Federal Deposit Insurance Corporation assessments	791	919	(128)	(14)	2,312	2,419	(107)	(4)
Occupancy	12,391	7,740	4,651	60	29,480	22,408	7,072	32
Information services	8,760	7,876	884	11	24,580	23,857	723	3
Net (benefit) cost of operation and sale of other real estate owned	(502)	1,143	(1,645)	(144)	(658)	1,712	(2,370)	(138)
Total noninterest expense	$114,697	$114,399	$298	—%	$332,815	$326,783	$6,032	2%

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Noninterest expense
Salaries and related costs	$—	$6	$—	$4,128
General and administrative	51	35	42	500
Legal	30	63	76	110
Consulting	216	280	356	1,296
Occupancy	56	7	56	132
Information services	—	121	—	569
Total noninterest expense	$353	$512	$530	$6,735

The following table shows the restructuring-related expenses impacting the components of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Noninterest expense
Salaries and related costs	$545	$—	$648	$—
Occupancy	3,332	—	3,332	—
Total noninterest expense	$3,877	$—	$3,980	$—

The increase in noninterest expense in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to costs related to the growth in offices and personnel in connection with our expansion of our commercial and consumer banking businesses, both organically and through acquisition-related activities and restructuring-related costs in our Mortgage Banking segment.

Income Tax Expense

For the third quarter of 2017, income tax expense was $5.9 million compared with a tax expense of $15.2 million for the third quarter of 2016. For the nine months ended September 30, 2017, income tax expense was $15.1 million compared with an expense of $31.5 million for the nine months ended September 30, 2016.
Our effective tax rate of 30.02% and 30.76% for the three and nine months ended September 30, 2017, respectively, differs from the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income, bank-owned life insurance ("BOLI") and low-income housing tax credit investments.

Review of Financial Condition – Comparison of September 30, 2017 to December 31, 2016

Total assets were $6.80 billion at September 30, 2017 and $6.24 billion at December 31, 2016, an increase of $552.6 million, or 8.9%.

Cash and cash equivalents were $55.1 million at September 30, 2017 compared to $53.9 million at December 31, 2016, an increase of $1.1 million, or 2.1%.

Investment securities were $919.5 million at September 30, 2017 compared to $1.04 billion at December 31, 2016, a decrease of $124.4 million, or 11.9%, primarily resulting from the sale of short term investments initially purchased with the proceeds of the December 2016 equity offering as we moved these funds out of their initial investments and into longer term investments.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the vast majority of these securities as available for sale. We held securities having a carrying value of $56.6 million at September 30, 2017 which were designated as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At September 30, 2017		At December 31, 2016
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$152,362	18%	$177,074	18%
Commercial	20,214	2	25,536	3
Municipal bonds	369,278	43	467,673	47
Collateralized mortgage obligations:
Residential	184,936	21	191,201	19
Commercial	86,817	10	70,764	7
Corporate debt securities	28,731	3	51,122	5
U.S. Treasury securities	10,750	1	10,620	1
Agency	9,763	1	—	—
Total investment securities available for sale	$862,851	100%	$993,990	100%

Loans held for sale were $851.1 million at September 30, 2017 compared to $714.6 million at December 31, 2016, an increase of $136.6 million, or 19.1%. Loans held for sale primarily include single family and multifamily residential loans that are typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was primarily due to timing of loan sales.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2017		At December 31, 2016
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,269,484	29%	$1,083,822	28%
Home equity and other	436,755	10	359,874	9
	1,706,239	39	1,443,696	37
Commercial loans:
Commercial real estate (2)	986,421	23	871,563	23
Multifamily	747,171	17	674,219	17
Construction/ land development	653,132	15	636,320	17
Commercial business	245,859	6	223,653	6
	2,632,583	61	2,405,755	63
	4,338,822	100%	3,849,451	100%
Net deferred loan fees and costs	11,458		3,577
	4,350,280		3,853,028
Allowance for loan losses	(37,055)		(34,001)
	$4,313,225		$3,819,027

(1)
Includes $5.5 million and $18.0 million at September 30, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)
September 30, 2017 and December 31, 2016 balances comprised of $335.4 million and $282.9 million of owner-occupied loans, respectively, and $651.0 million and $588.7 million of non-owner-occupied loans, respectively.

Loans held for investment, net increased $494.2 million, or 12.9%, from December 31, 2016. Our consumer loans increased $262.5 million, or $18.2% and our commercial loans increased $226.8 million, or  9.4% from December 31, 2016. Within our commercial portfolio, commercial real estate loans increased $114.9 million, or 13.2%, from December 31, 2016. Our multifamily loan portfolio increased $73.0 million, or 10.8%, during the same period, primarily as a result of organic growth.

Mortgage servicing rights were $268.1 million at September 30, 2017 compared to $245.9 million at December 31, 2016, an increase of $22.2 million, or 9.0%, primarily due to growth in the loans serviced for others portfolio and changes in market inputs, including current market interest rates and prepayment model updates.

Federal Home Loan Bank stock was $52.5 million at September 30, 2017 compared to $40.3 million at December 31, 2016, an increase of $12.1 million, or 30.1%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $206.3 million at September 30, 2017, compared to $221.1 million at December 31, 2016, a decrease of $14.8 million, or 6.7%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At September 30, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$587,994	13%	$537,651	12%
Interest-bearing transaction and savings deposits:
NOW accounts	528,679	11	468,812	11
Statement savings accounts due on demand	308,217	7	301,361	7
Money market accounts due on demand	1,563,921	34	1,603,141	36
Total interest-bearing transaction and savings deposits	2,400,817	52	2,373,314	54
Total transaction and savings deposits	2,988,811	64	2,910,965	66
Certificates of deposit	1,182,244	25	1,091,558	25
Noninterest-bearing accounts - other	499,431	11	427,178	10
Total deposits	$4,670,486	100%	$4,429,701	100%

Deposits at September 30, 2017 increased $240.8 million, or 5.4%, from December 31, 2016. During the first nine months of 2017, transaction and savings deposits increased by $77.8 million, or 2.7%, reflecting the growth and expansion of our branch banking network. The $90.7 million, or 8.3%, increase in certificates of deposit since December 31, 2016 was due primarily to a $89.6 million increase in brokered deposits. The $72.3 million, or 16.9%, increase in deposits in other noninterest-bearing accounts was primarily associated with seasonal mortgage servicing activity. At September 30, 2017, brokered deposits represented 6.9% of total deposits, as compared to 5.3% of total deposits at December 31, 2016.

The aggregate amount of time deposits in denominations of $100 thousand or more at September 30, 2017 and December 31, 2016 was $467.6 million and $508.6 million, respectively. The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2017 and December 31, 2016 was $92.4 million and $87.4 million, respectively. There were $324.0 million and $234.4 million of brokered deposits at September 30, 2017 and December 31, 2016, respectively.

Federal Home Loan Bank advances were $1.1 billion at September 30, 2017 compared to $868.4 million at December 31, 2016. We use these borrowings to primarily fund our mortgage banking and securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $671.5 million at September 30, 2017 compared to $629.3 million at December 31, 2016. This increase was mostly related to net income of $34.0 million and other comprehensive income of $6.0 million recognized during the nine months ended September 30, 2017. Other comprehensive income represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at September 30, 2017.

Shareholders’ equity, on a per share basis, was $24.98 per share at September 30, 2017, compared to $23.48 per share at December 31, 2016.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2017	2016	2017	2016

Return on assets (1)	0.83%	1.79%	0.70%	1.33%
Return on equity (2)	8.10%	18.83%	6.80%	13.56%
Equity to assets ratio (3)	10.20%	9.51%	10.28%	9.77%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS® business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through HomeStreet Commercial Capital, a division of HomeStreet Bank based in Orange County, California, we originate permanent commercial real estate loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. At September 30, 2017, our retail deposit branch network consists of 58 branches in the Pacific Northwest, California and Hawaii. At September 30, 2017 and December 31, 2016, our transaction and savings deposits totaled $2.99 billion and $2.91 billion, respectively, and our loan portfolio totaled $4.31 billion and $3.82 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Net interest income	$45,314	$39,339	$5,975	15%	$128,666	$113,378	$15,288	13%
Provision for credit losses	250	1,250	(1,000)	(80)	750	3,750	(3,000)	(80)
Noninterest income	11,962	9,771	2,191	22	29,663	22,595	7,068	31
Noninterest expense	37,160	32,170	4,990	16	110,261	102,903	7,358	7
Income before income tax expense	19,866	15,690	4,176	27	47,318	29,320	17,998	61
Income tax expense	5,904	5,557	347	6	14,618	10,566	4,052	38
Net income	$13,962	$10,133	$3,829	38%	$32,700	$18,754	$13,946	74%

Total assets	$5,763,836	$5,122,702	$641,134	13%	$5,763,836	$5,122,702	$641,134	13%
Efficiency ratio (1)	64.88%	65.51%			69.64%	75.68%
Full-time equivalent employees (ending)	1,071	948			1,071	948
Net gain on loan origination and sale activities:
Multifamily DUS®	$4,152	$2,695	$1,457	54%	$8,785	$7,879	$906	11%
SBA	1,056	647	409	63%	1,974	1,086	888	82%
Other (2)	1,789	381	1,408	370	1,932	1,156	776	67%
	$6,997	$3,723	$3,274	88%	$12,691	$10,121	$2,570	25%

Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS®	$109,994	$45,497	$64,497	142%	$225,889	$231,126	$(5,237)	(2)%
SBA	18,734	2,913	15,821	543%	31,658	8,441	23,217	275%
Loans sold
Multifamily DUS®	$102,075	$58,484	$43,591	75%	$214,236	$215,848	$(1,612)	(1)%
SBA	11,318	8,708	2,610	30%	22,485	13,444	9,041	67%
Other (2)	114,175	41,547	72,628	175%	140,889	79,767	61,122	77%

(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Includes multifamily and commercial loans from sources other than DUS®.

Commercial and Consumer Banking net income increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to increased net interest income resulting from higher average balances of interest-earning assets, offset by higher noninterest expense. These increases were primarily due to organic growth.

The segment recorded a $250 thousand and $750 thousand provision for credit losses in the three and nine months ended September 30, 2017, respectively, compared to a provision of $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively. The decrease from the three months ended September 30, 2016 was primarily due to higher net recoveries in the three months ended September 30, 2017 and lower expected future loss rates compared to the three months ended September 30, 2016. The reduction in credit loss provision from the nine months ended September 30, 2016 was primarily due to continued improvements in credit quality reflected in the qualitative reserves and lower expected future loss rates combined with an increase of $1.4 million in net recoveries over the comparable period.

Resulting from the growth of this segment, noninterest income increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increase for the three and nine months ended September 30, 2017 compared to the same periods in the prior year were primarily due to an increase on gain on sale income driven by higher SBA and commercial real estate loan sales volume.

Noninterest expense increased in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to increased noninterest expense related to growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. In the first nine months of 2017, we added two de novo retail deposit branches, one retail branch by acquisition and increased the segment's headcount by 13.0%.

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Servicing income, net:
Servicing fees and other	$1,690	$1,476	$214	14%	$5,182	$4,212	$970	23%
Amortization of multifamily MSRs	(811)	(661)	(150)	23	(2,503)	(1,946)	(557)	29
Commercial mortgage servicing income	$879	$815	$64	8%	$2,679	$2,266	$413	18%

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At September 30, 2017	At December 31, 2016
(in thousands)

Commercial
Multifamily DUS®	$1,213,459	$1,108,040
Other	78,674	69,323
Total commercial loans serviced for others	$1,292,133	$1,177,363

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

Mortgage Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Net interest income	$5,526	$7,463	$(1,937)	(26)%	$14,693	$18,597	$(3,904)	(21)%
Noninterest income	71,922	101,974	(30,052)	(29)	209,690	263,334	(53,644)	(20)
Noninterest expense	77,537	82,229	(4,692)	(6)	222,554	223,880	(1,326)	(1)
(Loss) income before income taxes	(89)	27,208	(27,297)	(100)	1,829	58,051	(56,222)	(97)
Income tax expense	34	9,640	(9,606)	(100)	498	20,948	(20,450)	(98)
Net (loss) income	$(123)	$17,568	$(17,691)	(101)%	$1,331	$37,103	$(35,772)	(96)%

Total assets	$1,032,510	$1,103,899	$(71,389)	(6)%	$1,032,510	$1,103,899	$(71,389)	(6)%
Efficiency ratio (1)	100.11%	75.14%			99.18%	79.41%
Full-time equivalent employees (ending)	1,392	1,483			1,392	1,483
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$2,034,715	$2,647,943	$(613,228)	(23)%	$5,666,895	$6,482,690	$(815,795)	(13)%
Single family mortgage interest rate lock commitments(2)	$1,872,645	$2,689,640	$(816,995)	(30)%	$5,445,694	$6,855,034	$(1,409,340)	(21)%
Single family mortgage loans sold(2)	$1,956,129	$2,489,415	$(533,286)	(21)%	$5,504,366	$6,134,390	$(630,024)	(10)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

The decrease in Mortgage Banking net income for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to $817.0 million and $1.41 billion, respectively, of lower rate locks and purchase loan commitments. Included in net income for the three and nine months ended September 30, 2017 were restructuring-related items, net of tax, of $2.5 million and $2.6 million, respectively. There were no similar charges in the three and nine months ended September 30, 2016.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Single family: (1)
Servicing value and secondary market gains(2)	$56,657	$79,946	$(23,289)	(29)%	$164,548	$207,758	$(43,210)	(21)%
Loan origination and funding fees	7,356	8,931	(1,575)	(18)	19,960	21,614	(1,654)	(8)
Total mortgage banking gain on loan origination and sale activities(1)	$64,013	$88,877	$(24,864)	(28)%	$184,508	$229,372	$(44,864)	(20)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decrease in gain on loan origination and sale activities for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily the result of a 30.4% and 20.6%, respectively, decrease in interest rate lock commitments, reflecting the limited supply of housing in our markets, which reduced the volume of purchase loan activity in the periods presented, and the impact of higher interest rates, which reduced the volume of refinance activity in the periods presented.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2017	2016			2017	2016

Servicing income, net:
Servicing fees and other	$14,790	$12,628	$2,162	17%	$43,454	$35,248	$8,206	23%
Changes in fair value of MSRs due to amortization (1)	(9,167)	(8,925)	(242)	3	(26,596)	(23,940)	(2,656)	11
	5,623	3,703	1,920	52	16,858	11,308	5,550	49
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,027)	4,915	(5,942)	(121)	(5,312)	(37,354)	32,042	(86)
Net gain from derivatives economically hedging MSRs	2,807	3,162	(355)	(11)	12,060	57,110	(45,050)	(79)
	1,780	8,077	(6,297)	(78)	6,748	19,756	(13,008)	(66)
Mortgage Banking servicing income	$7,403	$11,780	$(4,377)	(37)%	$23,606	$31,064	$(7,458)	(24)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
The decrease in Mortgage Banking servicing income in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily attributable to lower risk management results. Risk management results fluctuate as market conditions change, including changes in interest rates. The lower risk management results in the nine months ended September 30, 2017 was due in part to gains from prepayment model refinements in the second quarter of 2016 to align borrower prepayment behavior with observed borrower prepayment behavior. There were no significant model refinements in the nine months ended September 30, 2017.
Single family mortgage servicing fees collected increased for the three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016, primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

	At September 30, 2017	At December 31, 2016
(in thousands)
Single family
U.S. government and agency	$21,378,395	$18,931,835
Other	513,858	556,621
Total single family loans serviced for others	$21,892,253	$19,488,456
Mortgage Banking noninterest expense for the three months ended September 30, 2017 decreased compared to the three months ended September 30, 2016 primarily due to decreased commissions, salary and related costs on lower closed loan volumes, partially offset by a $3.9 million charge related to the restructuring of our mortgage segment. Mortgage Banking noninterest expense for the nine months ended September 30, 2017 decreased compared to the nine months ended September 30, 2016 primarily due to decreased commissions, salary and related costs on lower closed loan volumes, partially offset by a

$3.9 million charge related to the restructuring of our mortgage segment and the costs related to the implementation of a new loan origination system. In September 2017, as a result of lower loan origination volume, we instituted a restructuring plan in the Mortgage Banking segment to reduce our cost structure to better align with market conditions. These initiatives included a reduction in staffing, production office closures and consolidations and streamlining the single family leadership team. We closed five home loan centers and now have a total of 45 primary home loan centers at September 30, 2017, with plans to close one more in the fourth quarter of 2017 as part of our restructuring plan. In addition, we reduced the total number of employees in the mortgage segment by 62 in relation to this third quarter 2017 restructuring.

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

Asset Quality and Nonperforming Assets
Nonperforming assets ("NPAs") were $18.8 million, or 0.28% of total assets at September 30, 2017, compared to $25.8 million, or 0.41% of total assets at December 31, 2016. Nonaccrual loans of $15.1 million, or 0.35% of total loans at September 30, 2017, decreased $5.4 million, or 26%, from $20.5 million, or 0.53% of total loans at December 31, 2016. Net recoveries in the three and nine months ended September 30, 2017 were $475 thousand and $2.2 million, respectively, compared to net charge-offs of $18 thousand and net recoveries of $824 thousand for the three and nine months ended September 30, 2016, respectively.

At September 30, 2017, our loans held for investment portfolio, net of the allowance for loan losses, was $4.31 billion, an increase of $494.2 million from December 31, 2016. The allowance for loan losses was $37.1 million, or 0.85% of loans held for investment, compared to $34.0 million, or 0.88% of loans held for investment at December 31, 2016.

We recorded a provision of credit loss of $250 thousand and $750 thousand for the three and nine months ended September 30, 2017, respectively, compared to a provision of $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

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

	At September 30, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$81,014		$84,762	$—
Loans with an allowance recorded	6,515		6,655	803
Total	$87,529	(1)	$91,417	$803

	At December 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,723		$92,431	$—
Loans with an allowance recorded	3,785		3,875	379
Total	$90,508	(1)	$96,306	$379

(1)	Includes $73.7 million and $73.1 million in single family performing troubled debt restructurings ("TDRs") at September 30, 2017 and December 31, 2016, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 330 impaired loans relationships totaling $87.5 million at September 30, 2017 and 282 impaired loan relationships totaling $90.5 million at December 31, 2016. Included in the total impaired loan amounts were 293 single family TDR loan relationships totaling $76.4 million at September 30, 2017 and 239 single family TDR loan relationships totaling $76.0 million at December 31, 2016. At September 30, 2017, there were 282 single family impaired loan relationships totaling $73.7 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at September 30, 2017, included $45.5 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and nine months ended September 30, 2017 was $90.1 million and $91.5 million, respectively compared to $97.0 million and $97.0 million for the three and nine months ended September 30, 2016, respectively. Impaired loans of $6.5 million and $3.8 million had a valuation allowance of $803 thousand and $379 thousand at September 30, 2017 and December 31, 2016, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Critical Accounting Policies and Estimates —
Allowance for Loan Losses within Part II, Item 7 Management's Discussion and Analysis in our 2016 Annual Report on Form
10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2017			At December 31, 2016
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$9,081	23.8%	29.2%	$8,196	23.2%	27.8%
Home equity and other	6,993	18.3	10.1	6,153	17.4	9.4
	16,074	42.1	39.3	14,349	40.6	37.2
Commercial loans
Commercial real estate	7,501	19.6	22.8	6,680	18.9	22.7
Multifamily	4,056	10.6	17.2	3,086	8.8	17.6
Construction/land development	7,947	20.8	15.1	8,553	24.3	16.6
Commercial business	2,617	6.9	5.6	2,596	7.4	5.9
	22,121	57.9	60.7	20,915	59.4	62.8
Total allowance for credit losses	$38,195	100.0%	100.0%	$35,264	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following table presents the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2017
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,695	$2,673	$76,368
Home equity and other	1,265	36	1,301
	74,960	2,709	77,669
Commercial
Commercial real estate	898	—	898
Multifamily	508	—	508
Construction/land development	1,007	—	1,007
Commercial business	389	72	461
	2,802	72	2,874
	$77,762	$2,781	$80,543

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $45.5 million at September 30, 2017.

	At December 31, 2016
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$73,147	$2,885	$76,032
Home equity and other	1,247	216	1,463
	74,394	3,101	77,495
Commercial
Commercial real estate	—	933	933
Multifamily	508	—	508
Construction/land development	1,186	707	1,893
Commercial business	493	133	626
	2,187	1,773	3,960
	$76,581	$4,874	$81,455

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $35.1 million at December 31, 2016.

The Company had 316 loan relationships classified as TDRs totaling $80.5 million at September 30, 2017 with no related unfunded commitments. The Company had 269 loan relationships classified as TDRs totaling $81.5 million at December 31, 2016 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$8,851	$4,615	$11,462	$37,185	(1)	$62,113	$936
Home equity and other	674	121	1,470	—		2,265	—
	9,525	4,736	12,932	37,185		64,378	936
Commercial loans
Commercial real estate	913	—	724	—		1,637	—
Multifamily	—	—	314	—		314	—
Construction/land development	992	—	—	—		992	2,768
Commercial business	897	—	1,153	—		2,050	—
	2,802	—	2,191	—		4,993	2,768
Total	$12,327	$4,736	$15,123	$37,185		$69,371	$3,704

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

	At December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$4,310	$5,459	$12,717	$40,846	(1)	$63,332	$2,133
Home equity and other	251	442	1,571	—		2,264	—
	4,561	5,901	14,288	40,846		65,596	2,133
Commercial loans
Commercial real estate	71	205	2,127	—		2,403	398
Multifamily	—	—	337	—		337	—
Construction/land development	—	—	1,376	—		1,376	2,712
Commercial business	202	—	2,414	—		2,616	—
	273	205	6,254	—		6,732	3,110
Total	$4,834	$6,106	$20,542	$40,846		$72,328	$5,243

(1)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is dividends from the Bank. HomeStreet, Inc. has raised longer-term funds through the issuance of common stock, senior debt and trust preferred securities. Historically, the main cash outflows were distributions to shareholders, interest and principal payments to creditors and operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We do not currently have a dividend policy, and our most recent dividend to shareholders was declared during the first quarter of 2014. We are generally deploying our capital toward strategic growth and we do not expect to pay dividends in the near future.

HomeStreet Capital

HomeStreet Capital generates cash flow from its servicing fee income on the DUS® portfolio, net of its costs to service the DUS® portfolio. HomeStreet Capital also uses cash from these sources to pay costs related to purchases of servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS® lenders such as HomeStreet Capital are set by Fannie Mae. HomeStreet Capital's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2017, our primary liquidity ratio was 26.4% compared to 31.2% at December 31, 2016.

At September 30, 2017 and December 31, 2016, the Bank had available borrowing capacity of $202.5 million and $282.8 million, respectively, from the FHLB, and $394.8 million and $292.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2017, cash and cash equivalents increased by $1.1 million compared to an increase of $23.3 million for the nine months ended September 30, 2016. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2017, net cash of $31.4 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale on loans held for sale partially offset by proceeds from the sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2016, net cash of $181.3 million was used in operating activities, as our net income was less than the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans held for sale less than the fair value adjustment of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2017, net cash of $441.7 million was used in investing activities, primarily due to $695.2 million of cash used for the origination of portfolio loans net of principal repayments, $296.8 million of cash used for the purchase of investment securities, and $35.8 million used for the purchase of property and equipment, partially offset by $342.5 million proceeds from the sale of investment securities, $140.6 million proceeds from sale of loans originated as held for investment and $81.2 million from principal repayments and maturities of investment securities. For the nine months ended September 30, 2016, net cash of $791.5 million was used in investing activities, primarily due to $497.2 million of cash used for the origination of portfolio loans net of principal repayments and $468.9 million of cash used for the purchase of investment securities, partially offset by $81.0 million from proceeds from sale of loans originated as held for investment and $61.0 million from principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the nine months ended September 30, 2017, net cash of $474.2 million was provided by financing activities, primarily due to $267.0 million net proceeds from FHLB advances and $219.3 million organic growth in deposits. For the nine months ended September 30, 2016, net cash of $996.1 million was provided by financing activities, primarily due to a $1.1 billion organic growth in deposits and net proceeds from the senior note offering, partially offset by $173.5 million from net repayments of FHLB advances.

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
A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At September 30, 2017, our capital conservation buffers for the Company and the Bank were 3.48% and 5.65%, respectively. The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) are permitted under the rules to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital. Because our trust preferred securities were issued prior to May 19, 2010, we include those in our Tier 1 capital calculations.
In September 2017, federal banking regulators issued a proposed rule intended to simplify and limit the impact of the Basel III regulatory capital requirements for certain banks. We believe that these proposed changes, if implemented, would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that we would be required to maintain in relation to our mortgage servicing assets. Other proposed changes to the Basel III capital requirements would require a small increase in capital related to commercial and residential acquisition, development, and construction lending activity which would partially offset some portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the comment period, but if they are adopted without any material adverse changes to the current proposal, we would expect to benefit from a reduction in the regulatory capital requirements of approximately $70 million to $75 million in the aggregate beginning in 2018. Although it is too early to predict the form, if any, in which the final regulations are adopted, certain alternatives we believe to be under consideration would potentially allow us to allocate that capital to other aspects of our operations, including as capital to support our commercial lending operations.
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
Both the Company and the Bank began compliance with the Rules on January 1, 2015. The phase-in of the conservation buffer will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. However, there is a current proposal from banking regulators to halt the full transition to the Basel III treatment of MSRs scheduled to take place in 2018.We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
At September 30, 2017, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At September 30, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$646,044	9.86%	$262,173	4.0%	$327,717	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	646,044	12.88	225,650	4.5	325,938	6.5
Tier 1 risk-based capital (to risk-weighted assets)	646,044	12.88	300,866	6.0	401,155	8.0
Total risk-based capital (to risk-weighted assets)	$684,239	13.65%	$401,155	8.0%	$501,444	10.0%

	At September 30, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$613,586	9.33%	$263,122	4.0%	$328,902	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	554,518	9.77	255,521	4.5	369,086	6.5
Tier 1 risk-based capital (to risk-weighted assets)	613,586	10.81	340,695	6.0	454,260	8.0
Total risk-based capital (to risk-weighted assets)	$651,781	11.48%	$454,260	8.0%	$567,825	10.0%

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	$671,252	14.69%	$365,538	8.0%	$456,923	10.0%

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	$644,252	12.34%	$417,716	8.0%	$522,146	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	September 30, 2017
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$55,050	$—	$—	$—	$—	$—	$—	$55,050
FHLB Stock	—	—	—	—	—	52,486	—	52,486
Investment securities(1)	53,901	32,337	42,043	213,056	143,398	434,724	—	919,459
Mortgage loans held for sale (3)	851,126	—	—	—	—	—	—	851,126
Loans held for investment(1)	1,346,611	280,369	534,747	962,958	606,792	581,748	—	4,313,225
Total interest-earning assets	2,306,688	312,706	576,790	1,176,014	750,190	1,068,958	—	6,191,346
Non-interest-earning assets	—	—	—	—	—	—	605,000	605,000
Total assets	$2,306,688	$312,706	$576,790	$1,176,014	$750,190	$1,068,958	$605,000	$6,796,346
Interest-bearing liabilities:
NOW accounts(2)	$528,679	$—	$—	$—	$—	$—	$—	$528,679
Statement savings accounts(2)	308,217	—	—	—	—	—	—	308,217
Money market accounts(2)	1,563,921	—	—	—	—	—	—	1,563,921
Certificates of deposit	290,275	240,887	350,368	273,506	27,208	—	—	1,182,244
FHLB advances	1,089,655	—	20,000	20,000	—	5,590	—	1,135,245
Long-term debt	60,280	—	—	—	—	65,000	—	125,280
Total interest-bearing liabilities	3,841,027	240,887	370,368	293,506	27,208	70,590	—	4,843,586
Non-interest bearing liabilities	—	—	—	—	—	—	1,281,291	1,281,291
Equity	—	—	—	—	—	—	671,469	671,469
Total liabilities and shareholders’ equity	$3,841,027	$240,887	$370,368	$293,506	$27,208	$70,590	$1,952,760	$6,796,346
Interest sensitivity gap	(1,534,339)	71,819	206,422	882,508	722,982	998,368
Cumulative interest sensitivity gap	$(1,534,339)	$(1,462,520)	$(1,256,098)	$(373,590)	$349,392	$1,347,760
Cumulative interest sensitivity gap as a percentage of total assets	(23)%	(22)%	(18)%	(5)%	5%	20%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	60%	64%	72%	92%	107%	128%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on our intent to sell.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2017 and December 31, 2016 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	September 30, 2017		December 31, 2016
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	1.6%	(4.1)%	2.8%	(6.2)%
+100	0.9	(1.1)	1.4	(3.1)
-100	1.3	(5.3)	1.1	(3.5)
-200	(2.0)%	(10.5)%	(2.8)%	(5.6)%

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

At September 30, 2017, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The interest rate sensitivity of the Company remained stable between December 31, 2016 and September 30, 2017. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Operations

We may not be able to continue to grow at our recent pace.

Since our initial public offering (“IPO”) in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy for both our mortgage banking segment and our commercial and consumer banking segment and have expanded our operations at a relatively accelerated pace. We have grown our retail branch presence from 20 branches in 2012 to 58 as of September 30, 2017, including expansion into new geographic regions. Simultaneously, we have added substantially to our mortgage operations in both existing and new markets and continue to expand our commercial lending operations, resulting in substantial growth overall in total assets, total deposits, total loans and employees.

While we expect to continue both strategic and opportunistic growth in the commercial and consumer banking segment, we are focused on a restructuring of our mortgage banking segment, where production has been negatively impacted by increasing rates and a reduced supply of homes for sale in our primary markets. We expect to focus primarily on optimizing our existing operations in the near term rather than growing that business at the pace at which we have grown in the recent past, although we may still grow opportunistically where expansion is expected to provide a substantial benefit.

We may not recognize the full benefits of our recent restructuring.

In the second and third quarter of 2017, we implemented a restructuring plan to bring our costs and the size of our mortgage banking operations in line with our decreased expectations for origination opportunities for mortgage loans, given both the interest rate environment and the lack of housing inventory in our primary markets. We recorded restructuring expenses totaling $3.9 million in the third quarter of 2017, with an expectation that our annual costs will be reduced significantly going forward. These expenses are associated primarily with a reduction in staffing in the mortgage banking segment, the closure or consolidation of several of our stand-alone home loan centers and other efficiency measures. However, there is no guarantee that we will recognize all or a substantial portion of the anticipated cost savings. Further, if the demand for mortgage loans continues to decline in our markets, we may not recognize the expected income benefit and may have to take additional steps to optimize our mortgage operations further. Conversely, if the demand for mortgage loans increases precipitously in our markets, we may not be able to meet the full amount of the demand with our leaner operations and may find it necessary to increase costs to provide for the necessary staffing and resources.

Volatility in mortgage markets, changes in interest rates, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market including an increase in rates and a decrease in supply in our primary markets have caused a stagnation in mortgage originations throughout our markets, which impacted our profitability in 2017. This decline in profitability occurred even as our relative market share for mortgage originations remained substantially unchanged. While we have implemented a restructuring of our mortgage banking segment in response, continued volatility in the market could have additional negative effects on our financial results. In addition, in the fourth quarter of 2016, unexpected increases in interest rates and asymmetrical changes in the values of mortgage servicing rights and certain derivative hedging instruments impacted our earnings for that quarter. We cannot be certain that similar asymmetries may not arise in the future. These and many other factors affect our profitability, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Volatility in interest rates that may limit our ability to make loans, decrease our net interest income and noninterest income, increase the number of rate locks that become closed loans — which may in turn increase our costs relative to our income — reduce demand for loans, diminish the value of our loan servicing rights, affect the value of our hedging instruments, increase the cost of deposits and otherwise negatively impact our financial situation;

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

•
Changes in regulations or in regulators' interpretations of existing regulations may negatively impact the Company or the Bank and may limit our ability to offer certain products or services, increase our costs of compliance or restrict our growth initiatives, branch expansion and acquisition activities;

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

We have completed four whole-bank acquisitions and acquired eight stand-alone branches in the past four years, all of which have required substantial resources and costs related to the acquisition and integration process. For example, we incurred $4.6 million and $10.7 million of acquisition related expenses, net of tax, in the fiscal years ended December 31, 2016 and 2015, respectively. We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches as part of our ongoing strategy to grow our business and our market share.

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

Natural disasters in our geographic markets may impact our financial results.

In October 2017, certain communities in Northern California suffered devastating wildfires that destroyed many homes and forced a short closure of four of our stand-alone home loan centers in those areas. While the full impact of this natural disaster on our business is not yet known, we anticipate that our mortgage banking operations in those areas may see an adverse financial impact due to office closures, customers who as a result of their losses may not be able to meet their loan commitments in a timely manner, a further reduction in housing inventory due to the number of structures destroyed in the fire and negative impacts to the local economy as it seeks to recover from these disasters.

Most of our primary markets are located in geographic regions that are at a risk for earthquakes, wildfires and other natural disasters. In the event future catastrophic events impact our major markets, our operations and financial results may be adversely impacted.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have operations in eight states, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington State, the Portland, Oregon metropolitan area, the San Francisco Bay area and the Los Angeles and San Diego metropolitan areas in Southern California and all of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and each has experienced disproportionately significant economic volatility in the past decade. In addition, many of these areas are currently experiencing a constriction in the availability of houses for sale as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region in particular, or more significantly, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property, a characteristic we expect to continue indefinitely. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, OREO, net charge-offs and provisions for credit and OREO losses. Although real estate prices are stable in the markets in which we operate, if market values decline, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. We expect that any future acquisitions we may make may bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for loan losses, and adversely affect our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

While a desire to purchase single family real estate remains strong in our primary markets, as is evidenced by a continued demand from customers for mortgage loan applications and pre-approvals, new and resale home availability in those markets has not kept pace with demand. Despite sustained job and population growth, at September 30, 2017, the number of homes listed for sale in Washington and California has decreased year over year by 25% and 26% respectively, according to Zillow.com, and there is no indication that there will be any near-term meaningful change in this imbalance. While this limit of supply has not negatively impacted our market share to date, it has negatively impacted our loan volume and despite the restructuring of our mortgage banking segment to scale our operations to demand if this trend continues to increase, the lack of inventory may continue to impair both our volume and earnings in the mortgage banking segment.

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

The demand for houses and financing to purchase houses remains strong in our primary markets due to continued strong job growth and in-migration. As a result, our application volume without property information, which represents customers seeking pre-qualification to shop for a home, is a substantial part of our single family mortgage loan pipeline. The partial underwriting associated with these applications without property information creates expenses without the revenue associated with a closed mortgage loan, which in turn provides a further negative impact on our mortgage banking results.

Further, we recently implemented a restructuring of our mortgage operations to make that segment more efficient in light of the expected market conditions. These included a net reduction of 95 jobs from the prior quarter, most of which were focused on mortgage origination, the closure or consolidation of nine stand alone home loan offices, and an investment in a new mortgage loan origination system intended to make our operations both more accurate and less personnel-intensive. However, if our expectations about changing market conditions ultimately prove to be inaccurate, we may be less well-positioned to take advantage of such changes and, as a result, we may suffer a loss of market share, which could affect our mortgage banking segment revenues and our overall revenues and profitability.

Fluctuations in interest rates could adversely affect the value of our assets and reduce our net interest income and noninterest income, thereby adversely affecting our earnings and profitability.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, unexpected increases in interest rates can result in an increased percentage of rate lock customer closing loans, which would in turn increase our costs relative to income. In addition, increases in interest rates in recent periods has reduced our mortgage revenues by reducing the market for refinancings, which has negatively impacted demand for certain of our residential loan products and the revenue realized on the sale of loans which, in turn, may negatively impact our noninterest income and, to a lesser extent, our net interest income. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.

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

Our securities portfolio also includes securities that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises and other securities that are sensitive to interest rate fluctuations. The unrealized gains or losses in our available-for-sale portfolio are reported as a separate component of shareholders' equity until realized upon sale. Interest rate fluctuations may impact the value of these securities and as a result, shareholders' equity, and may cause material fluctuations from quarter to quarter. Failure to hold our securities until maturity or until market conditions are favorable for a sale could adversely affect our financial condition.

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

•
News releases or other announcements of material events relating to the Company, including but not limited to mergers, acquisitions, expansion plans, restructuring activities or other strategic developments;

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

While we have simultaneously grown our commercial and consumer banking segment revenue and downsized our mortgage lending operations, a substantial portion of our consolidated net revenues (net interest income plus noninterest income) are still derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a lack of housing inventory and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages as it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, Interest rate changes, such as the rate increase implemented by the Federal Reserve in the fourth quarter of 2016, may result in lower rate locks and higher closed loan volume. We book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as “fallout”. When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

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

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us. Dodd-Frank’s level of oversight and compliance obligations increase significantly for banks with total assets in excess of $10 billion, which may limit our ability to grow beyond that level or may significantly increase the cost and regulatory burden of doing so. While the Trump administration and Republicans controlling Congress have announced that they intend to repeal or revise significant portions of Dodd-Frank and other regulation impacting financial institutions, the nature and extent of such repeals or revisions are not presently known and readers should not rely on the assumption that these statement will come to pass. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether U.S. federal, or, state authorities, or other pertinent bodies, will enact legislation, laws, rules or regulations. Further, an increasing amount of the regulatory authority that pertains to financial institutions comes in the form of informal “guidance”, such as handbooks, guidelines, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and profitability.

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

In May 2016, the Financial Crimes Enforcement Network of the U.S. Department of Treasury announced that beginning in May 2018, financial institutions would be required to identify the ultimate beneficial owners of all entity clients as part of their customer due diligence compliance. Meeting this new requirement will increase our overall compliance burden and require us to expend additional resources in the review of customers who are entities. In addition, there may be unforeseen challenges in obtaining beneficial ownership information about all of our entity customers, which increases the risk that we will not be in compliance with this new requirement.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single and multifamily loans sold to Fannie Mae and Freddie Mac. We valued these MSRs at $244.1 million at September 30, 2017. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. Such third parties may also be target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers. To date none of our third party vendors or service providers has notified us of any security breach in their systems that has resulted in an increased vulnerability to us or breached the integrity of our confidential customer data.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(2)(3)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Definitions Linkbase Document

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

(3)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statements of Financial Condition (unaudited) as of September 30, 2017 and December 31, 2016, (iii) the Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2017 and 2016, and Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 3, 2017.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer