Form 10-K
period 2017-12-31
HomeStreet, Inc.
filed 2018-03-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None.
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $635.4 million, based on a closing price of $27.68 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of March 2, 2018 was 26,941,533.6.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information that will be contained in the definitive proxy statement for the registrant's annual meeting to be held in May 2018 is incorporated by reference into Part III of this Form 10-K.

Unless we state otherwise or the content otherwise requires, references in this Annual Report on Form 10-K to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contain, in addition to historical information, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). including statements relating to projections of revenues, estimated operating expenses or other financial items; management’s plans and objectives for future operations or programs; future operations, plans, regulatory compliance or approvals; expected cost savings from restructuring or resource optimization activities; proposed new products or services; expected or estimated performance of our loan portfolio; pending or potential expansion activities; pending or future mergers, acquisitions or other transactions; future economic conditions or performance; and underlying assumptions of any of the foregoing.
All statements other than statements of historical fact are "forward-looking statements" for the purpose of these provisions. When used in this Form 10-K, terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause us to fall short of our expectations or may cause us to deviate from our current plans, as expressed or implied by these statements. The known risks that could cause our results to differ, or may cause us to take actions that are not currently planned or expected, are described below and in Item 1A, Risk Factors.

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

General

HomeStreet, Inc. (together with its consolidated subsidiaries, “HomeStreet,” the “Company,” “we,” “our” or “us”), a Washington corporation, is a diversified financial services company founded in 1921, headquartered in Seattle, Washington which serves customers primarily in the western United States, including Hawaii. We are principally engaged in commercial and consumer banking and real estate lending, including commercial real estate and single family mortgage banking operations. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation.

HomeStreet Bank (the “Bank”) is a Washington state-chartered commercial bank that provides commercial, consumer and mortgage loans, deposit products, other banking services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans, agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also offer single family home loans through our partial ownership of WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises whose home loan businesses are known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).

HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program (“DUS®")1 in conjunction with HomeStreet Bank.

Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers.

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol “HMST.” We also have outstanding $65.0 million in aggregate principal amount of 6.5% senior notes due 2026, of which $64.8 million in aggregate principal amount is registered pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

At December 31, 2017, we had total assets of $6.74 billion, net loans held for investment of $4.51 billion, deposits of $4.76 billion and shareholders’ equity of $704.4 million. Our operations are currently grouped into two reportable segments: our Commercial and Consumer Banking Segment and our Mortgage Banking Segment.

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

Since our initial public offering (“IPO”) in February 2012, we have grown considerably, from 20 retail deposit branches, nine stand-alone home loan centers and 553 full-time employees at the time of our IPO to 59 retail deposit branches, six stand-alone commercial lending centers, 44 primary stand-alone home loan centers and 2,419 employees as of December 31, 2017. We experienced considerable success in our single family mortgage banking business from 2012 through the first half of 2016 and used a substantial portion of the income generated by those operations to restart and grow our commercial lending operations, which had been largely shuttered during the recession. We believe the strategic development of our consumer and commercial banking operations will help to offset the volatility of our mortgage business which, while being a core part of our overall operations, is historically cyclical and seasonal. In 2016 we converted the charter of HomeStreet Bank from a Washington state chartered savings bank to a Washington state chartered commercial bank.

At December 31, 2017, our 59 retail deposit branches were located in the State of Washington, Southern California, the Portland, Oregon area and the State of Hawaii, and our 44 primary stand-alone home loan centers and six primary commercial lending centers were located within our retail deposit branch footprint as well as in Phoenix, Arizona; Northern California (including the San Francisco Bay Area); Eugene, Salem and Bend, Oregon; Boise and northern Idaho; and Salt Lake City, Utah. An affiliated business arrangement, WMS Series LLC, doing business as Penrith Home Loans, provides point-of-sale loan origination services at certain Windermere Real Estate offices in Washington and Oregon, and two stand-alone offices. We also have one stand-alone insurance agency office located in Spokane, Washington. The number of lending offices listed above does not include satellite offices with a limited number of staff who report to a manager located in a separate primary office.

Commercial and Consumer Banking. We provide diversified financial products and services to our commercial and consumer customers through bank branches, lending centers, ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans, and permanent loans for the

1 DUS® is a registered trademark of Fannie Mae	4

Company's portfolio on single family residences, and on office, retail, industrial and multifamily properties. We also have a commercial lending team specializing in U.S. Small Business Administration (“SBA”) lending. We pool a portion of our permanent commercial real estate loans, primarily up to $10 million in principal amount, to sell into the secondary market. We also originate multifamily real estate loans for Fannie Mae under the DUS® Program, whereby loans are sold to or securitized by Fannie Mae, while we generally retain the servicing rights. This segment is also responsible for managing our investment securities portfolio.

Mortgage Banking. We originate single family residential mortgage loans for sale in the secondary markets and perform mortgage servicing on a substantial portion of those loans. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We are a rated originator and servicer of jumbo nonconforming mortgage loans, allowing us to sell the loans we originate to other entities for inclusion in securities. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our mortgage servicing rights ("MSR") portfolio. We hedge the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights using a combination of risk management tools.

Investing in Growth

Our IPO, in February 2012, was part of a plan by our management team to transform HomeStreet from a troubled thrift institution to a regional community bank. Operating under cease and desist orders from our primary regulators, management instituted a plan in 2009 to reduce troubled assets in a strategic and measured way, in order to return the Bank to profitability and raise capital. Our successful IPO restored the institution’s Well-Capitalized status with our regulators and supported growth in our banking operations. In the same quarter that we completed our IPO, we were able to take advantage of a competitor’s exit from the single family mortgage lending market to hire highly experienced management talent and loan production and operations personnel, doubling the size of our single family mortgage lending operation during 2012. This hiring opportunity positioned the Bank to take advantage of a resurgence in mortgage borrowing in our primary markets and to expand our business into Northern California, increasing both our market share and our market footprint. Resolution of our regulatory concerns and increased income from our mortgage lending operations allowed us to focus on growing our commercial and consumer banking operations, geographic footprint and expertise.

We began opening de novo branches to expand our retail deposit branch network and increase our core deposit base, while offering expanded community banking products and services. We have also grown and diversified the Bank through acquisitions of whole banks and retail deposit branches in attractive growth markets on the West Coast, to increase our scale in existing markets and to enter new markets where we can leverage our existing network of single family home loan centers. Our acquisitions have accelerated our growth of interest earning commercial banking assets, strengthened our core deposit base, increased our geographic diversification and added experienced commercial and consumer banking professionals in key target markets. We evaluate acquisition opportunities using certain financial criteria, including: (1) the acquisition must meet a minimum internal rate of return; (2) the return on invested capital must exceed our cost of capital; (3) the acquisition must provide sufficient earnings to be immediately accretive to earnings per share; and (4) the acquisition must offset the initial dilution of tangible book value within four years.

We made our first two whole bank acquisitions -- Fortune Bank ("Fortune") and Yakima National Bank ("YNB") --
simultaneously in the fall of 2013. The Fortune acquisition increased our commercial business loan portfolio and added experienced commercial lending officers and managers in the Seattle area. The YNB acquisition expanded our retail and commercial presence into Eastern Washington. We also acquired two branches and certain related assets in the Seattle metropolitan area from another commercial bank, further increasing our consumer banking presence in our home market.

The next acquisition was Simplicity Bancorp, Inc. ("Simplicity") and its subsidiary, Simplicity Bank, which we acquired by merger on March 1, 2015. Through this acquisition we leveraged our existing home loan center network in Southern California by adding seven retail deposit branches and related branch and loan production staff in the Los Angeles area. We had already expanded our home loan operations into Southern California by adding stand-alone home loan centers and a dedicated home loan processing center in that area. The Simplicity acquisition gave our Southern California operations a significant retail deposit customer base, reduced our reliance on time deposits and increased our portfolios of multifamily and single family mortgages and consumer loans. Interest-earning assets of $803.7 million (including $664.1 million of loans) and $651.2 million of deposits were added to the Bank from the Simplicity merger.

Alongside this expansion of real estate and consumer lending and retail bank deposits in Southern California, we also began to build out our commercial business lending operations in that state. In early 2015, we launched both a commercial real estate lending group through creation of a division of the Bank we refer to as HomeStreet Commercial Capital and a commercial lending team specializing in SBA loans.
In February 2016, we further expanded our presence in Southern California through the acquisition of Orange County Business Bank (“OCBB”), located in Irvine, California. This acquisition complemented our expansion of commercial and consumer banking activities in Southern California, providing us with an additional portfolio of commercial loans and deposits, considerable commercial lending talent, and an additional customer base of commercial banking customers.
In August 2016, we acquired substantially all of the assets, including two retail deposit branches, and certain liabilities from The Bank of Oswego to expand our presence in the Portland, Oregon area, increasing the number of our retail branches in the metropolitan area to five. Entry into the Lake Oswego, Oregon market supported our well-established single family mortgage lending presence and built our retail banking convenience and scale in Oregon.
We have also acquired individual retail bank branches from time to time when we have found bank branches that were attractive, available, well-priced and within our strategic growth footprint. In addition to the acquisition of two bank branches in Seattle in 2013, shortly after the Fortune and YNB acquisition, we acquired a retail bank branch and certain related assets in Dayton, Washington on December 11, 2015, which expanded our presence and retail deposit taking capabilities in Eastern Washington; and two branches in Southern California in November 2016, in Granada and Burbank, expanding our presence and retail deposit base in desirable areas of the Los Angeles region. In September 2017, we acquired a retail deposit branch in El Cajon, California, a fast growing suburb in eastern San Diego County.
In addition to these acquisitions, we have opened de novo branches in markets that we believe are underserved by community banks. From 2012 to 2015, we opened 10 de novo branches in the greater Seattle area. In 2016, we added six de novo branches in San Diego, Hawaii and Eastern Washington and in 2017 we opened three de novo branches in Southern California, Eastern Washington and the greater Seattle area. Overall, from our IPO through December 31, 2017, we added 19 de novo branches and acquired eight branches.
We remain focused on minimizing credit risk and on increasing operating efficiency by growing assets and revenues at a faster pace than expenses through measured growth within our existing markets, while managing costs and improving efficiencies.

Restructuring of Single Family Lending

At the end of 2016 and again in 2017, our Mortgage Banking Segment experienced lower than expected single family loan origination volume due to a lack of housing inventory in our primary markets, compounded by interest rate increases that reduced demand for mortgage refinances. In response to this environment, we implemented a restructuring plan in our Mortgage Banking Segment. During this period, we continued to maintain a significant market share in mortgage banking in our primary markets, and we expect mortgage banking to remain an important part of our overall strategy.

The restructuring of our Mortgage Banking Segment during 2017 included a reduction in full time equivalent staffing of
106 employees; closure of three production offices, consolidation of six offices into three offices, and space reductions in three additional offices; and streamlining of the single family leadership team. Although we anticipate that this restructuring will scale our operations to fit our market opportunities, we will continue to monitor market conditions and assess our mortgage banking office locations and staffing levels to focus on the segment's profitability.

Recent Developments

On December 22, 2017, President Trump signed into law major tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act"). The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent and makes many other sweeping changes to the U.S. tax code. We were required to revalue our deferred tax assets and liabilities at the new statutory tax rate upon enactment. As a result of this revaluation, in 2017, we recognized a one-time, non-cash, $23.3 million income tax benefit. Additionally, we expect our estimated effective tax rate to fall to between 21% and 22% for 2018.

On September 27, 2017, the federal banking regulatory agencies issued a joint notice of proposed rulemaking regarding several proposed simplifications of the capital rules related to certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”). If adopted as currently drafted, these proposed changes would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that would be required to be held related to our mortgage servicing assets. Other proposed changes, if adopted, would require an increase in capital related to commercial and residential acquisition, development, and construction lending activity and would offset a portion of the benefit we would expect to receive with respect to our mortgage servicing assets under the proposed rules. The final rules have yet to be published following the end of the comment period, but if they are adopted as currently proposed, we would expect to benefit from a reduction in the regulatory capital requirements beginning sometime in 2018.

Business Strategy

During 2017, we focused our business strategy on continuing to expand our Commercial and Consumer Banking Segment while improving our operating efficiency throughout our operations, following a period of substantial growth in both Mortgage Banking and Commercial and Consumer Banking. In 2017, we added four retail deposit branches within our existing geographic footprint, including three de novo branches and one branch obtained through acquisition. The new branches increase the scale and density of our retail bank branch network, improving convenience for our customers and building brand awareness.

In 2017, in the Mortgage Banking Segment, we continued to build on our heritage as a leading single family mortgage lender by hiring proven loan production officers. During 2017, however, our primary goals were focused on cost containment, including restructuring the organization to right-size for the current market opportunity and developing more efficient processes in our Mortgage Banking operations. These initiatives included substantial investments in increased automation, including implementation of an upgraded loan origination system and improvements to other processing and information systems.

We are pursuing the following strategies in our business segments:

Commercial and Consumer Banking. We believe there is a significant opportunity for a well-capitalized, community-focused bank to compete effectively in West Coast markets, especially those that are not well served by existing community banks. Our strategy is to offer responsive and personalized service while providing a full range of financial services to small- and middle-market commercial and consumer customers, to build loyalty and grow market share. We have grown organically and through strategic acquisitions. Between our IPO in 2012 and December 31, 2017, we have added a total of 16 retail deposit branches through acquisitions in the States of Washington and Oregon and in Southern California, and opened 19 de novo retail deposit branches. We also expanded our commercial lending footprint into California by acquiring experienced commercial lending personnel and growing our commercial loan portfolio, in part through acquisitions such as OCBB. In addition to our acquisitions, we added HomeStreet Commercial Capital, a commercial real estate lending division of the Bank based in Orange County, and a commercial lending team in Northern California. We expect to continue to grow our commercial lending (including SBA lending), commercial real estate and residential construction lending throughout our primary markets.

We plan to expand our commercial real estate business with a focus on multifamily mortgage origination, through our existing commercial banking network as well as through our Fannie Mae DUS® origination and servicing relationships. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS® seller and servicer. We plan to continue supporting our DUS® program by providing new construction and short-term bridge loans to experienced borrowers who intend to build or purchase apartment buildings for renovation, which we then seek to replace with permanent financing upon completion of the projects. We also originate commercial real estate construction loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within our geographic footprint and may in the future sell those types of loans to other investors.

We seek to meet the financial needs of our consumer and small business customers by providing targeted banking products and services, investment services and products, and insurance products through our bank branches and through dedicated investment advisors, insurance agents and business banking officers. During 2017, we invested in enhanced mobile banking and web-based offerings to further grow our core deposits. We intend to continue to grow our retail deposit branch network, primarily focusing on the high-growth areas of Puget Sound in Washington, Portland, Oregon, the San Francisco Bay Area and Southern California.

Mortgage Banking. We have leveraged our reputation for high quality service and reliable loan closing to increase our single family mortgage market share significantly over the last six years. In 2017, single family loan origination volume was lower than expected due to a lack of housing inventory in our primary markets that reduced demand for purchase mortgages. Demand for mortgage refinances was also lower than expected, due to higher interest rates. Therefore, we implemented the restructuring plan mentioned above. We have maintained a significant market share in mortgage banking in our primary markets and expect mortgage banking to remain an important part of the Company's overall strategy. However, the contraction in the total number of mortgage loans being originated in our markets has led us to focus on building a more efficient operation while enhancing the ability to meet the origination and servicing needs of our mortgage lending clients. We intend to continue to focus on conventional conforming and government insured or guaranteed single family mortgage origination. We also offer home equity, jumbo and other portfolio loan products to complement secondary market lending, particularly for well-qualified borrowers with loan sizes greater than the conventional conforming limits.

We retain the right to service a majority of the mortgage loans that we originate, which we believe gives us a competitive advantage over many of our competitors because we have the opportunity to maintain a relationship with our customer after closing, while minimizing the potential for disruptions that are often inherent in transferring servicing and collection activities to a third party. Maintaining an ongoing relationship with our customers allows us to market additional products and services and remarket potential refinance opportunities with a goal of retaining the customer relationship. We believe that our ability to retain the servicing on our mortgage originations has made us a preferred lender for some of our customers. HomeStreet has the capital, liquidity, and infrastructure necessary to successfully retain the rights to service the mortgages we originate, and we believe this provides us with a competitive advantage over many of our competitors.

Our single family mortgage origination and servicing business is highly dependent upon compliance with underwriting and servicing guidelines of Fannie Mae, Freddie Mac, Federal Housing Administration ("FHA"), Department of Veterans Affairs ("VA") and Ginnie Mae as well as a myriad of federal and state consumer compliance regulations. Our demonstrated expertise in these activities, our significant volume of lending in low- and moderate-income areas, and our direct community investments, have allowed us to maintain a Community Reinvestment Act (“CRA”) rating of “Satisfactory” or better every year since the program was implemented in 1986. We believe our historically strong compliance culture represents a significant competitive advantage in today's market, especially in the face of increasing regulatory compliance requirements.

For a discussion of operating results of these lines of business, see "Business Segments" within Management's Discussion and Analysis of this Form 10-K and Note 19 - Business Segment in the notes to our consolidated financial statements for the fiscal year ended December 31, 2017 included in Item 8 of Part II of this Form 10-K.

Market and Competition

We view our market as the major metropolitan areas in the Western United States, including Hawaii. These metropolitan areas share a number of key demographic factors that are characteristic of growth markets, such as large and growing populations with above-average household incomes, a significant number of large and mid-sized companies, and diverse economies. These markets all share large populations that we believe are underserved due to the rapid consolidation of community banks since the financial crisis. We believe these markets can be well served by a strong regional bank that is focused on providing consumers and businesses with quality customer service and a competitive array of deposit, lending and investment products.

As of December 31, 2017, we operated full service bank branches, as well as stand-alone commercial and residential lending centers, in the Puget Sound and eastern regions of Washington, the Portland, Oregon metropolitan area, the Hawaiian Islands, and Southern California. As of that date, we also had primary stand-alone commercial and residential lending centers in the metropolitan areas of San Francisco, California; Phoenix, Arizona; and Salt Lake City, Utah; as well as central California and Idaho. Over time, we expect to efficiently expand our full service bank branches, on a prudent and opportunistic basis, to areas being served only by stand-alone lending centers.

The financial services industry is highly competitive. We compete with other banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with many financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising campaigns and offer a broader array of products and services. The number of competitors for lower and middle-market business customers has, however, decreased in recent years primarily due to consolidations. At the same time, national banks have been focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in many of our markets. We have taken advantage of industry consolidation by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality products and outstanding expertise and customer service.

We believe we are well positioned to take advantage of changes in the single family mortgage origination and servicing industry that have helped to reduce the number of competitors. The mortgage industry is compliance-intensive and requires significant expertise and internal control systems to ensure mortgage loan origination and servicing providers meet all origination, processing, underwriting, servicing and disclosure requirements. We believe our compliance-centered culture affords us a competitive advantage even as the growing complexity of the regulatory landscape poses a barrier to entry for many of our would-be competitors. For example, the Truth in Lending Act-Real Estate Settlement Procedures Act ("TILA-RESPA") Integrated Disclosure (commonly known as "TRID") requirements substantially increased documentation requirements and responsibilities for the mortgage industry, further complicating work flow and increasing training costs, thereby increasing barriers to entry and costs of operations across the mortgage industry. These rules added to the work involved in originating mortgage loans and added to processing costs for all mortgage originators. In some cases, these rules have lengthened the time needed to close loans. Increased costs and additional compliance burdens are causing some competitors to exit the industry. Mortgage lenders must make significant investments in experienced personnel and specialized systems to manage the compliance process, which creates a significant barrier to entry. In addition, lending in conventional and government guaranteed or insured mortgage products, including FHA and VA loans, requires significantly higher capitalization than had previously been required for mortgage brokers and non-bank mortgage companies.

Employees

As of December 31, 2017, we employed 2,419 full-time equivalent employees, compared to 2,552 full-time equivalent employees at December 31, 2016.

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

REGULATION AND SUPERVISION

The following is a brief description of certain laws and regulations that are applicable to us. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this Form 10-K, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of bank holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits in various ways, including through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. Beginning in December 2015, the Federal Reserve has increased short-term interest rates five times and is expected to consider additional increases in 2018. We cannot predict the ultimate impact of these rate changes on the economy or our institution, or the nature or impact of future changes in monetary policies of the Federal Reserve.
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
Capital / Source of Strength
During 2015, the Company was a savings and loan holding company and as such became subject to capital requirements under the Dodd-Frank Act, beginning in 2015. Following its conversion to a bank holding company, the Company continues to be subject to these capital requirements. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”
Regulations and historical practices of the Federal Reserve have required bank holding companies to serve as a “source of strength” for their subsidiary banks. The Dodd-Frank Act codifies this requirement and extends it to all companies that control an insured depository institution. Accordingly, the Company is required to act as a source of strength for the Bank.

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
Dodd-Frank Act. In addition to the Final Guidance, the Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added a new Section 14A(a) to the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that requires companies to include a separate non-binding resolution subject to shareholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, a new Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking shareholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of the company's assets to include a separate non-binding shareholder resolution approving certain “golden parachute” payments made in connection with the transaction. A new Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.
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
Insurance of Deposit Accounts and Regulation by the FDIC
The FDIC is the Bank's principal federal bank regulator. As such, the FDIC is authorized to conduct examinations of, and to require reporting by the Bank. The FDIC may prohibit the Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event the Bank violates a law, regulation or order or engages in an unsafe or unsound practice or under certain other circumstances. The FDIC also has the authority to appoint itself as receiver of the Bank or to terminate the Bank's deposit insurance if it were to determine that the Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
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
Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. The assessment rates were lowered effective July 1, 2016, since the reserve ratio reached 1.15% as of June 30, 2016. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be further lowered. As of December 31, 2017, the Bank's assessment rate was 5 basis points on average assets less average tangible equity capital.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2018 is 0.46 basis points.
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
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its Tier 1 risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
To be adequately capitalized both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
Both the Company and the Bank were generally required to be in compliance with the Rules on January 1, 2015. The conservation buffer began being phased in beginning in 2016 and would have taken full effect on January 1, 2019. However, in August 2017, the rules were halted at 2017 levels. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
On September 27, 2017, the federal banking regulatory agencies issued a joint notice of proposed rulemaking regarding several proposed simplifications of the Basel III capital rules. If adopted as currently drafted, these proposed changes would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that would be required to be held related to our mortgage servicing assets. Other proposed changes, if adopted, would require an increase in capital related to commercial and residential acquisition, development, and construction lending activity and would offset a portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the end of the comment period, but if they are adopted without any material changes to the September 2017 proposal, the Company and the Bank would expect to benefit from a reduction in the regulatory capital requirements beginning sometime in 2018.

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
Real Estate Lending Standards
FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for market conditions. The Bank's board of directors is required to review and approve the Bank's standards at least annually.
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
Environmental Issues Associated With Real Estate Lending
The Comprehensive Environmental Response, Compensation and Liability Act, or (the "CERCLA"), is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress has acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor” exemption has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally required in 2017 that reserves be maintained as follows:

•	Net transaction accounts up to $15.5 million were exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $15.5 million up to $115.1 million.

•	A reserve of 10% is required for any transaction accounts over $115.1 million.
In 2018, the regulations generally require that reserves be maintained as follows:

•	Net transaction accounts up to $16.0 million were exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $16.0 million up to $122.3 million.

•	A reserve of 10% is required for any transaction accounts over $122.3 million.

Federal Home Loan Bank System
The Federal Home Loan Bank system consists of 11 regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Des Moines (the “Des Moines FHLB”) and is a borrowing non-member financial institution with the Federal Home Loan Bank of San Francisco ("San Francisco FHLB"). As a member of the Des Moines FHLB, the Bank is required to own stock in the Des Moines FHLB. Separately, pursuant to a non-member lending agreement with the San Francisco FHLB that we entered into at the time of the Simplicity Acquisition, we are required to own stock of the San Francisco FHLB so long as we continue to be a borrower from the San Francisco FHLB. As of December 31, 2017, we owned $46.6 million of stock in the FHLB in the aggregate based on these obligations.
Community Reinvestment Act of 1977
Banks are subject to the provisions of the CRA of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the assessment areas serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open or relocate a branch or facility. The Bank currently has a rating of “Satisfactory” under the CRA.
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
Bank Secrecy Act and USA Patriot Act
The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Beginning in May 2018, the Bank Secrecy Act will also require financial institutions, including the Bank, to meet certain customer due diligence requirements, including obtaining a certification from the individual opening the account on behalf of the legal entity that identifies the beneficial owner(s) of the entity. The purpose of these requirements is to enable the Bank to be able to predict with relative certainty the types of transactions in which a customer is likely to engage which should in turn assist in determining when transactions are potentially suspicious.
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
The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans and significantly expanded mortgage loan application data collection and reporting requirements under the Home Mortgage Disclosure Act.
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

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to Our Operations

We may not be able to continue to grow at our recent pace.

Since our initial public offering (“IPO”) in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy for both our Mortgage Banking Segment and our Commercial and Consumer Banking Segment and have expanded our operations at a relatively accelerated pace. We have grown our retail branch presence from 20 branches in 2012 to 59 as of December 31, 2017, including expansion into new geographic regions. Simultaneously, we have added substantially to our mortgage operations in both existing and new markets and continued to expand our commercial lending operations, resulting in substantial growth overall in total assets, total deposits, total loans and employees.

While we expect to continue both strategic and opportunistic growth in the Commercial and Consumer Banking Segment, we recently undertook a restructuring of our Mortgage Banking Segment, where production has been negatively impacted by increasing interest rates and a reduced supply of homes for sale in our primary markets. For the near term, we expect to focus primarily on measured and efficient growth and optimization of our existing mortgage banking operations, which may lead to a substantially slower growth rate than we have experienced in recent years.

We may not recognize the full benefits of our recent restructuring.

In the second and third quarter of 2017, we implemented a restructuring plan to bring our costs and the size of our mortgage banking operations in line with our decreased expectations for origination opportunities for mortgage loans, given both the interest rate environment and the lack of housing inventory in our primary markets. We recorded restructuring expenses totaling $3.7 million in 2017, with an expectation that our annual costs will be reduced significantly going forward. These expenses are associated primarily with a reduction in staffing in the Mortgage Banking Segment, the closure or consolidation of several of our stand-alone home loan centers and other efficiency measures. However, there is no guarantee that we will recognize all or a substantial portion of the anticipated cost savings. Further, if the demand for mortgage loans continues to decline in our markets, we may not recognize the expected income benefit and may have to take additional steps to streamline our mortgage operations further. Conversely, if the demand for mortgage loans increases precipitously in our markets, we may not be able to meet the full amount of the demand with our leaner operations and may find it necessary to increase costs to provide for the necessary staffing and resources.

Volatility in mortgage markets, changes in interest rates, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market, including an increase in interest rates and a sustained and sizable disparity between the supply and demand of houses available for sale in our primary markets, have caused a stagnation in mortgage originations throughout our markets, which adversely impacted our profitability in 2017. This decline in profitability occurred even as our relative market share for mortgage originations remained substantially unchanged. While we have implemented a restructuring of our Mortgage Banking Segment in response, continued volatility in the market could have additional negative effects on our financial results. In addition, our hedging activities may be impacted by unforeseen or unexpected changes. For example, in the fourth quarter of 2016, unexpected increases in interest rates and asymmetrical changes in the values of mortgage servicing rights and certain derivative hedging instruments impacted our earnings for that quarter. We cannot be certain that similar asymmetries may not arise in the future. These and many other factors affect our profitability, and our ability to remain profitable is threatened by a myriad of issues, including:

•
Volatility in interest rates may limit our ability to make loans, decrease our net interest income and noninterest income, create disparity between actual and expected closed loan volumes based on historical fallout rates, reduce demand for loans, diminish the value of our loan servicing rights, affect the value of our hedging instruments, increase the cost of deposits and otherwise negatively impact our financial situation;

•
Volatility in mortgage markets, which is driven by factors outside of our control such as interest rate changes, imbalances in housing supply and demand and general economic conditions, may negatively impact our ability to originate loans and change the fair value of our existing loans and servicing rights;

•	Our hedging strategies to offset risks related to interest rate changes may not be successful and may result in unanticipated losses for the Company;

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

•
Increased costs for controls over data confidentiality, integrity, and availability due to growth or as may be necessary to strengthen the security profile of our computer systems and computer networks may have a negative impact on our net income;

•
Changes in government-sponsored enterprises and their ability to insure or to buy our loans in the secondary market may result in significant changes in our ability to recognize income on sale of our loans to third parties;

•	Competition in the mortgage market industry may drive down the interest rates we are able to offer on our mortgages, which would negatively impact our net interest income; and

•	Changes in the cost structures and fees of government-sponsored enterprises to whom we sell many of these loans may compress our margins and reduce our net income and profitability.

These and other factors may limit our ability to generate revenue in excess of our costs, and in some circumstances may affect the carrying value of our mortgage servicing, either of which in turn may result in a lower rate of profitability or even substantial losses for the Company.

Proxy contests threatened or commenced against the Company could cause us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition.

In November 2017, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., filed a Schedule 13D with the SEC with respect to the Company. In December 2017, the Company’s Board of Directors met with Mr. Griege, and, at Mr. Griege’s request, in January 2018, the Company’s Human Resources and Corporate Governance Committee, which acts as our nominating committee, interviewed Mr. Griege to consider him for a position on our Board of Directors. On January 11, 2018, we announced that we would not be offering Mr. Griege a seat on our Board of Directors. On February 26, 2018, Mr. Griege publicly disclosed that he had provided notice to the Company that he intended to nominate directors in opposition to the slate of the Board of Directors at our 2018 Annual Meeting of Shareholders.

A proxy contest or other activist campaign and related actions, such as the ones discussed above, could have a material and adverse effect on us for the following reasons:

•
Activist investors may attempt to effect changes in the Company’s strategic direction and how the Company is governed, or to acquire control over the Company. In particular, the above mentioned activist investor has suggested changes to our business that conflict with our strategic direction and could cause uncertainty amongst employees, customers, investors and other constituencies about the strategic direction of our business.

•
While the Company welcomes the opinions of all shareholders, responding to proxy contests and related actions by activist investors could be costly and time-consuming, disrupt our operations, and divert the attention of our Board of Directors and senior management and employees away from their regular duties and the pursuit of business opportunities. In addition, there may be litigation in connection with a proxy contest, which would serve as a further distraction to our Board of Directors, senior management and employees and could require the Company to incur significant additional costs.

•
Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board of Directors may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity which may be exploited by our competitors; may cause concern to our existing or potential customers and employees; may result in the loss of potential business opportunities; and may make it more difficult to attract and retain qualified personnel and business partners.

•
Proxy contests and related actions by activist investors could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

The integration of recent and future acquisitions could consume significant resources and may not be successful.

We have completed four whole-bank acquisitions and acquired eight stand-alone branches between September 2013 and December 31, 2017, all of which have required substantial resources and costs related to the acquisition and integration process. For example, we incurred $391 thousand and $4.6 million of acquisition related expenses, net of tax, in the fiscal years ended December 31, 2017 and 2016, respectively. We may in the future undertake additional growth through acquisition. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future.

Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into HomeStreet and HomeStreet Bank, including risks that arise after the transaction is completed. These risks include, but are not limited to, the following:

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

In addition, in certain cases our acquisition of a whole bank or a branch includes the acquisition of all or a substantial portion of the target bank's or branch’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances where we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank or branch, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs or increases in allowances for loan losses.

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

In addition, we may choose to issue additional common stock for future acquisitions, or we may instead choose to pay the consideration in cash or a combination of stock and cash. Any issuances of stock relating to an acquisition may have a dilutive effect on earnings per share, book value per share or the percentage ownership of existng shareholders depending on the value of the assets or entity acquired. Alternatively, the use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.

Natural disasters in our geographic markets may impact our financial results.

In the fourth quarter of 2017, certain communities in California suffered significant losses from natural disasters, including devastating wildfires in Northern California in October 2017 that destroyed many homes and forced a short closure of four of our stand-alone home loan centers in those areas. While the impact of these recent natural disasters on our business do not appear to be material, we anticipate that our mortgage banking operations in areas impacted by future disasters may experience an adverse financial impact due to office closures, customers who as a result of their losses may not be able to meet their loan commitments in a timely manner, a further reduction in housing inventory due to the number of structures destroyed in the fire and negative impacts to the local economy as it seeks to recover from these disasters.

Most of our primary markets are located in geographic regions that are at a risk for earthquakes, wildfires, floods, mudslides and other natural disasters. In the event future catastrophic events impact our major markets, our operations and financial results may be adversely impacted.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have operations in eight states, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and each has experienced disproportionately significant economic volatility compared to the rest of the United States in the past decade. In addition, many of these areas are currently experiencing a constriction in the availability of houses for sale as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region in particular, or more significantly, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property, a characteristic we expect to continue indefinitely. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. Although real estate prices are currently stable in the markets in which we operate, if market values decline, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, as occurred in the fourth quarter of 2016, and we could incur a net valuation loss as a result of our hedging activities. As the volume of single family loans held for sale and MSRs increases, our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs also increases. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations. Any such events or conditions may harm our results of operations.

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

As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. In the past, these deficiencies have included “material weaknesses,” defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected, and “significant deficiencies,” defined as a deficiency or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

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

If our internal controls over financial reporting are subject to additional defects we have not identified, we may be unable to maintain adequate control over our assets, or we may experience material errors in recording our assets, liabilities and results of operations. Repeated or continuing deficiencies may cause investors to question the reliability of our internal controls or our financial statements, and may result in an erosion of confidence in our management or result in penalties or other potential enforcement action by the Securities and Exchange Commission (the “SEC”). On January 19, 2017, we finalized a settlement agreement with the SEC and paid a fine of $500,000 related to an SEC investigation into errors disclosed in 2014 in our fair value hedge accounting for certain commercial real estate loans and swaps. Neither the errors nor the amount of the settlement was ultimately material to our financial statements in any period. However, inquiries by the SEC took the time and attention of management for significant periods of time and may have had an adverse impact on investor confidence in us and, in turn, the market value of our common stock in the near term. If we were to have future failures of a similar nature, such failures may have a more significant impact than might generally be expected, both because of a potential for enhanced regulatory scrutiny and the potential for further reputational harm.

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

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. In the event that we make additional acquisitions in the future, we may bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for loan losses, and adversely affect our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. As rates increase, the cost of our funding often increases faster than we can increase our interest income. For example, in recent periods the FHLB has increased rates on their advances in a quick response to increases in rates by the Federal Reserve and implemented those increased costs earlier than we have been able to increase our own interest income. This asymmetry of the speed at which interests rates rise on our liabilities as opposed to our assets may have a negative impact on our net interest income and, in turn, our financial results. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

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

We originate and purchase, sell and thereafter service single family loans, some of which are insured by FHA/HUD or guaranteed by the VA. We certify to the FHA/HUD and the VA that the loans meet their requirements and guidelines. The FHA/HUD and VA audit loans that are insured or guaranteed under their programs, including audits of our processes and procedures as well as individual loan documentation. Violations of guidelines can result in monetary penalties or require us to provide indemnifications against loss or loans declared ineligible for their programs. In the past, monetary penalties and losses from indemnifications have not created material losses to the Bank. As a result of the housing crisis that began in 2008, the FHA/HUD stepped up enforcement initiatives. In addition to regular FHA/HUD audits, HUD's Inspector General has become active in enforcing FHA regulations with respect to individual loans and has partnered with the Department of Justice ("DOJ") in filing lawsuits against lenders for systemic violations. The penalties resulting from such lawsuits can be much more severe, since systemic violations can be applied to groups of loans and penalties may be subject to treble damages. The DOJ has used the Federal False Claims Act and other federal laws and regulations in prosecuting these lawsuits. Because of our significant origination of FHA/HUD insured and VA guaranteed loans, if the DOJ were to find potential violations by the Bank, we could be subject to material monetary penalties and/or losses, and may even be subject to lawsuits alleging systemic violations which could result in treble damages.

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
Our real estate lending may expose us to environmental liabilities.

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

While a desire to purchase single family real estate remains strong in our primary markets, as is evidenced by a continued demand from customers for mortgage loan applications and pre-approvals, new and resale home availability in those markets has not kept pace with demand. Despite sustained job and population growth, Redfin.com reported the number of homes listed for sale in the Seattle and Portland metropolitan area and in California had once again decreased year over year as of December 31, 2017, and there has been no indication that there will be any near-term meaningful change in this imbalance.

While this limit of supply has not negatively impacted our market share to date, it has negatively impacted our loan volume and despite the restructuring of our Mortgage Banking Segment to scale our operations to demand, if this trend continues to increase, the lack of inventory may continue to impair both our volume and earnings in the Mortgage Banking Segment.

The housing supply constraint is complicated by a slow development of new home construction, which is itself constrained by the geography of the West Coast and the lingering effects of the last recession. Newly constructed single family home inventory remains extremely low as homebuilders struggle to find and develop available and appropriate land for new housing and meet increased land use regulations which increase costs and limit the number of lots per parcel. In addition, because the timeline for converting raw land to finished development may exceed five years in many of our markets, the curtailment of development following the recession means that inventory will likely remain low for the foreseeable future.

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

Asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities, including advances from the FHLB which typically carry a rate based on 30-day LIBOR and interest payable on our deposits, tend to be more sensitive to short term rates while our assets, which tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of readjustment. As a result, a flattening of the yield curve is likely to have a negative impact on our net interest income.

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

Housing affordability is directly affected by both the level of mortgage interest rates and the inventory of houses available for sale. The housing market recovery was aided by a protracted period of historically low mortgage interest rates that has made it easier for consumers to qualify for a mortgage and purchase a home, however, mortgage rates are now rising again. Should mortgage rates substantially increase over current levels, it would become more difficult for many consumers to qualify for mortgage credit. This could have a dampening effect on home sales and on home values.

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

•	Statements made by activist investors criticizing our strategy, our management team or our Board of Directors;

•	Future securities offerings by us of debt or equity securities;

•	Addition or departure of key personnel;

•	Market-wide events that may be seen by the market as impacting the Company;

•	The presence or absence of short-selling of our common stock;

•	General financial conditions of the country or the regions in which we operate;

•	Trends in real estate in our primary markets; or

•	Trends relating to the economic markets generally.

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

We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest and noninterest income that we earn from our mortgage banking and commercial lending businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. A prolonged period of slow growth or a pronounced decline in the U.S. economy, or any deterioration in general economic conditions and/or the financial markets resulting from these factors, or any other events or factors that may signal a return to a recessionary economic environment, could dampen consumer confidence, adversely impact the models we use to assess creditworthiness, and materially adversely affect our financial results and condition. If the economy worsens and unemployment rises, which also would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, reducing our net interest and noninterest income and our earnings. Significant and unexpected market developments may also make it more challenging for us to properly forecast our expected financial results.

A change in federal monetary policy could adversely impact our mortgage banking revenues.

The Federal Reserve is responsible for regulating the supply of money in the United States, and as a result its monetary policies strongly influence our costs of funds for lending and investing as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. Changes in interest rates may increase our cost of capital or decrease the income we receive from interest bearing assets, and asymmetrical changes in short term and long term interest rates may result in a more rapid increase in the costs related to interest-bearing liabilities such as FHLB advances and interest-bearing deposit accounts without a correlated increase in the income from interest-bearing assets which are typically more sensitive to long-term interest rates. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities, mortgage servicing rights, or MSRs and derivative instruments used to hedge against changes in the value of our MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the Federal Reserve Board’s policies and cannot predict when changes are expected or what the magnitude of such changes may be.

A substantial portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

While we have simultaneously grown our Commercial and Consumer Banking Segment revenue and downsized our mortgage lending operations, a substantial portion of our consolidated net revenues (net interest income plus noninterest income) are still derived from originating and selling residential mortgages. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a significant lack of housing inventory caused by an increase in demand for housing at a time of decreased supply, and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages as it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, interest rate changes may result in lower rate locks and higher closed loan volume which can negatively impact our financial results because we book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as “fallout”. When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

We may incur losses due to changes in prepayment rates.

Our mortgage servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or stagnating real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of residential mortgage loan servicing rights to decrease along with the amount of loan administration income received.

Regulatory-Related Risks

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions or pursuing growth initiatives and acquisition activities, and imposes financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve Board, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or regulatory agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate. We are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, our growth and our acquisition activity, adversely reclassify our assets, determine the level of deposit premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties. The level of discretion, and the extent of potential penalties and other remedies, have increased substantially during recent years. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions or if they determine that remediation of operational deficiencies is required.

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us. Dodd-Frank’s level of oversight and compliance obligations increase significantly for banks with total assets in excess of $10 billion, which may limit our ability to grow beyond that level or may significantly increase the cost and regulatory burden of doing so. While the Trump administration and Republicans controlling Congress have announced that they intend to repeal or revise significant portions of Dodd-Frank and other regulation impacting financial institutions, the nature and extent of such repeals or revisions are not presently known and readers should not rely on the assumption that these changes will come to pass. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether U.S. federal, or, state authorities, or other pertinent bodies, will enact legislation, laws, rules or regulations. Further, an increasing amount of the regulatory authority that pertains to financial institutions comes in the form of informal “guidance”, such as handbooks, guidelines, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

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

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau ("CFPB") which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 new federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower’s ability to repay their mortgage loan while providing borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, they have not yet been challenged widely in courts and it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these regulations on the lender’s enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a “qualified mortgage” as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which has resulted in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

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

In addition to RESPA compliance, the Bank is also subject to the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, which became effective in October 2015. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending (“TIL”) disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, require significant systems modifications, process and procedure changes. Failure to comply with these new requirements may result in regulatory penalties for disclosure and other violations under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth In Lending Act (“TILA”), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

In addition, the CFPB has adopted and largely implemented additional rules under the Home Mortgage Disclosure Act (“HMDA”) that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. The updates to the HMDA increase the types of dwelling-secured loans that are subject to the disclosure requirements of the rule and expand the categories of information that financial institutions such as the Bank are required to report with respect to such loans and such borrowers, including potentially sensitive customer information. Most of the rule's provisions went into effect on January 1, 2018. These changes increased our compliance costs due to the need for additional resources to meet the enhanced disclosure requirements as well as informational systems to allow the Bank to properly capture and report the additional mandated information. The volume of new data that is required to be reported under the updated rules will also cause the Bank to face an increased risk of errors in the processing of such information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank may face a higher potential for security breaches resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party.

Interpretation of federal and state legislation, case law or regulatory action may negatively impact our business.

Regulatory and judicial interpretation of existing and future federal and state legislation, case law, judicial orders and regulations could also require us to revise our operations and change certain business practices, impose additional costs, reduce our revenue and earnings and otherwise adversely impact our business, financial condition and results of operations. For instance, judges interpreting legislation and judicial decisions made during the recent financial crisis could allow modification of the terms of residential mortgages in bankruptcy proceedings which could hinder our ability to foreclose promptly on defaulted mortgage loans or expand assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in our being held responsible for violations in the mortgage loan origination process. In addition, the exercise by regulators of revised and at times expanded powers under existing or future regulations could materially and negatively impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, limit our ability to pursue growth strategies or force us to discontinue certain business practices and expose us to additional costs, taxes, liabilities, penalties, enforcement actions and reputational risk.

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

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered Well-Capitalized. The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. While federal banking regulators have proposed a rule change that would increase the amount of mortgage servicing rights that could be included in ratio calculations, there can be no assurance that the proposed rule will be adopted in its current form or at all. For more on these regulatory requirements and how they apply to the Company and the Bank, see “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements” in this Form 10-K. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single family loans sold to Fannie Mae and Freddie Mac. We valued these single family MSRs at $258.6 million at December 31, 2017. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” as well as “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements” in this Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a policy to pay dividends and in recent years our Board of Directors has elected to retain capital for growth rather than to declare a dividend. While management has recently discussed the possibility of paying dividends in the near future, we have not declared dividends in any recent quarters, and the potential of future dividends is subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

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
We anticipate that our total assets could exceed $10 billion in the next several years, based on our historic and projected growth rates. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
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

Information security risks for financial institutions have increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we rely heavily on our third party vendors, technologies, systems, networks and our customers' devices all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or disrupt our operations or those of our customers or third parties.

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

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems, capacity constraints or failures of their own internal controls. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. In late February 2018, one of our vendors provided notice to us that their independent auditors had determined their internal controls to be inadequate. While we do not believe this particular failure of internal controls would have an impact on us due to the strength of our own internal controls, future failures of internal controls of a vendor could have a significant impact on our operations if we do not have controls to cover those issues. To date none of our third party vendors or service providers has notified us of any security breach in their systems that has resulted in an increased vulnerability to us or breached the integrity of our confidential customer data. Such third parties may also be target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers.

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

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts Mortgage Lending as well as Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, Arizona and Utah. As of December 31, 2017, we operated in 44 primary stand-alone home loan centers, six primary commercial lending centers, 59 retail deposit branches, and one insurance office. As of such date, we also operated three facilities for the purpose of administrative and other functions in addition to the principal offices: a loan fulfillment center and a call center and operations support facility, both located in Federal Way, Washington; and loan fulfillment centers in Pleasanton, California and Vancouver, Washington. Of these properties, we own five of the retail deposit branches, the loan fulfillment center and the call center and operations support facility in Federal Way and we own 50% of a retail branch through a joint venture. In addition, we own two parcels of land in Washington State. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

	High	Low	Special Cash Dividends Declared
For the Year Ended December 31, 2017
First quarter ended March 31	$32.50	$25.01	$—
Second quarter ended June 30	29.88	25.40	—
Third quarter ended September 30	28.40	24.00	—
Fourth quarter ended December 31	31.30	26.83	—

For the Year Ended December 31, 2016
First quarter ended March 31	$22.79	$18.58	$—
Second quarter ended June 30	22.97	18.74	—
Third quarter ended September 30	27.21	19.07	—
Fourth quarter ended December 31	33.70	24.03	—

As of March 2, 2018, there were 2,476 shareholders of record of our common stock.

Dividend Policy

We have not adopted a formal dividend policy to pay dividends and did not pay any dividends in 2017 or 2016. The amount and timing of any future dividends have not been determined. The payment of dividends will depend upon a number of factors, including regulatory capital requirements, the Company’s and the Bank’s liquidity, financial condition and results of operations, strategic growth plans, tax considerations, statutory and regulatory limitations and general economic conditions. Our ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company, which is limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank or other formal or informal guidance communicated by our principal regulators. Capital rules implemented beginning on January 1, 2015 have imposed more stringent requirements on the ability of the Bank to maintain “well-capitalized” status and to pay dividends to the Company. See “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements.”

For the foregoing reasons, there can be no assurance that we will pay any further special dividends in any future period.

Sales of Unregistered Securities
There were no sales of unregistered securities in the fourth quarter of 2017.

Stock Repurchases in the Fourth Quarter

Not applicable.

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

The following graph shows a comparison from February 10, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017 of the cumulative total return for our common stock, the KBW Bank Index (BKX), the Russell 2000 Index (RUT) and the KBW Regional Banking Index (KRX). The graph assumes that $100 was invested at the market close on February 10, 2012 in the common stock of HomeStreet, Inc., the KBW Bank Index, the Russell 2000 Index, the KBW Regional Banking Index and data for HomeStreet, Inc., the KBW Bank Index, the Russell 2000 Index and the KBW Regional Banking Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. We are adding in the KBW Regional Bank Index this year, to eventually replace KBW Bank Index, in our performance graph as the composition of the KBW Regional Bank index is more relevant to our size and market cap.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this report.

The following table sets forth selected historical consolidated financial and other data for us at and for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2015, 2014 and 2013 and for each of the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements for those years, which are not included in this Form10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2017	2016	2015	2014	2013

Income statement data (for the period ended):
Net interest income	$194,438	$180,049	$148,338	$98,669	$74,444
Provision (reversal of provision) for credit losses	750	4,100	6,100	(1,000)	900
Noninterest income	312,154	359,150	281,237	185,657	190,745
Noninterest expense	439,653	444,322	366,568	252,011	229,495
Income before income taxes	66,189	90,777	56,907	33,315	34,794
Income tax (benefit) expense	(2,757)	32,626	15,588	11,056	10,985
Net income	$68,946	$58,151	$41,319	$22,259	$23,809
Basic income per share	$2.57	$2.36	$1.98	$1.50	$1.65
Diluted income per share	$2.54	$2.34	$1.96	$1.49	$1.61
Common shares outstanding	26,888,288	26,800,183	22,076,534	14,856,611	14,799,991
Weighted average number of shares outstanding:
Basic	26,864,657	24,615,990	20,818,045	14,800,689	14,412,059
Diluted	27,092,019	24,843,683	21,059,201	14,961,081	14,798,168
Book value per share	$26.20	$23.48	$21.08	$20.34	$17.97
Dividends per share	$—	$—	$—	$0.11	$0.33
Financial position (at year end):
Cash and cash equivalents	$72,718	$53,932	$32,684	$30,502	$33,908
Investment securities	904,304	1,043,851	572,164	455,332	498,816
Loans held for sale	610,902	714,559	650,163	621,235	279,941
Loans held for investment, net	4,506,466	3,819,027	3,192,720	2,099,129	1,871,813
Mortgage servicing rights	284,653	245,860	171,255	123,324	162,463
Other real estate owned	664	5,243	7,531	9,448	12,911
Total assets	6,742,041	6,243,700	4,894,495	3,535,090	3,066,054
Deposits	4,760,952	4,429,701	3,231,953	2,445,430	2,210,821
Federal Home Loan Bank advances	979,201	868,379	1,018,159	597,590	446,590
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	50,000	—
Total shareholders' equity	$704,380	$629,284	$465,275	$302,238	$265,926

Summary Financial Data (continued)

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2017	2016	2015	2014	2013

Financial position (averages):
Investment securities	$1,023,702	$834,671	$523,756	$459,060	$515,000
Loans held for investment	4,178,326	3,668,263	2,834,511	1,890,537	1,496,146
Total interest-earning assets	5,998,521	5,307,118	4,150,089	2,869,414	2,422,136
Total interest-bearing deposits	3,588,515	3,145,137	2,499,538	1,883,622	1,661,568
Federal Home Loan Bank advances	1,037,650	942,593	795,368	431,623	293,871
Total interest-bearing liabilities	4,755,221	4,189,582	3,368,160	2,386,537	2,020,613
Shareholders’ equity	675,877	566,148	442,105	289,420	249,081
Financial performance:
Return on average shareholders' equity (1)	10.20%	10.27%	9.35%	7.69%	9.56%
Return on average total assets	1.05%	1.01%	0.91%	0.69%	0.88%
Net interest margin (2)	3.31%	3.45%	3.63%	3.51%	3.17%	(3)
Efficiency ratio (4)	86.79%	82.40%	85.33%	88.63%	86.54%
Asset quality:
Allowance for credit losses	$39,116	$35,264	$30,659	$22,524	$24,089
Allowance for loan losses/total loans (5)	0.83%	0.88%	0.91%	1.04%	1.26%
Allowance for loan losses/nonaccrual loans	251.63%	165.52%	170.54%	137.51%	93.00%
Total nonaccrual loans (6)/(7)	$15,041	$20,542	$17,168	$16,014	$25,707
Nonaccrual loans/total loans	0.33%	0.53%	0.53%	0.75%	1.36%
Other real estate owned	$664	$5,243	$7,531	$9,448	$12,911
Total nonperforming assets	$15,705	$25,785	$24,699	$25,462	$38,618
Nonperforming assets/total assets	0.23%	0.41%	0.50%	0.72%	1.26%
Net (recoveries) charge-offs	$(3,102)	$(505)	$(2,035)	$565	$4,562
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)	9.67%	10.26%	9.46%	NA	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.22%	13.92%	13.04%	NA	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.22%	13.92%	13.04%	NA	NA
Basel III - Total risk-based capital (to risk-weighted assets)	14.02%	14.69%	13.92%	NA	NA
Basel I - Tier 1 leverage capital (to average assets)	NA	NA	NA	9.38%	9.96%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	NA	NA	13.10%	14.12%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	NA	NA	14.03%	15.28%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)	9.12%	9.78%	9.95%	NA	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	9.86%	10.54%	10.52%	NA	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	10.92%	11.66%	11.94%	NA	NA
Basel III - Total risk-based capital (to risk-weighted assets)	11.61%	12.34%	12.70%	NA	NA

	At or for the Years Ended December 31,
(in thousands)	2017	2016	2015	2014	2013

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$22,631,147	$19,488,456	$15,347,811	$11,216,208	$11,795,621
Multifamily	1,311,399	1,108,040	924,367	752,640	720,429
Other	79,797	69,323	79,513	82,354	95,673
Total loans serviced for others	$24,022,343	$20,665,819	$16,351,691	$12,051,202	$12,611,723
Loan origination activity
Single family	$8,091,400	$9,214,463	$7,440,612	$4,697,767	$4,852,879
Other	2,749,291	2,560,549	1,540,455	967,500	603,271
Total loan origination activity	$10,840,691	$11,775,012	$8,981,067	$5,665,267	$5,456,150

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

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

(5)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.90%, 1.00%, 1.10%, 1.10% and 1.40% at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(7)	Includes $1.9 million and $1.9 million of nonperforming loans at December 31, 2017 and 2016, respectively, which are guaranteed by the Small Business Administration ("SBA").

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, which are statements of expectations and not statements of historical fact. Many forward-looking statements can be identified as using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors,” that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to, and expressly disclaim any such obligation to update, or clarify any of the forward-looking statements after the date of this Form 10-K to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time of otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes included in Items 6 and 8 of this Form 10-K.

Executive Summary

HomeStreet is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily in the western United States, including Hawaii. We are principally engaged in commercial and consumer banking and real estate lending, including commercial real estate and single family mortgage banking operations.

HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. We also sell insurance products and services for consumer clients under the name HomeStreet Insurance.
HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, other banking services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises which operates a home loan business from select Windermere Real Estate Offices that is known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).
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

In 2017, we focused on measured growth and increased efficiency in our operations overall. In our Commercial and Consumer Banking Segment, we continued to execute our strategy of diversifying earnings by expanding the business, growing and improving the quality of our deposits, and bolstering our processing, compliance and risk management capabilities. We continued to expand our retail deposit branch network during the year, primarily focusing on high-growth areas of Puget Sound and Southern California, in order to build convenience and market share. As of December 31, 2017 we had 27 retail branches in the Puget Sound region, including two de novo branches added in 2017, and 16 retail branches in Southern California, including one de novo branch and one acquired branch added in 2017. Meanwhile, in our Mortgage Banking Segment, faced with reduced expectations for single family loan origination volume due to the current interest rate environment and, more importantly, a lack of housing inventory in our primary markets, we implemented a restructuring plan that included a reduction in staffing, production office closures and the streamlining of our single family leadership team.

1 DUS® is a registered trademark of Fannie Mae     45

As part of our organic growth in commercial real estate lending, in 2015 we launched a new division of the Bank called HomeStreet Commercial Capital, which originates permanent commercial real estate loans, primarily up to $10 million in size, a portion of which we intend to sell into the secondary market.

Management’s Overview of 2017 Financial Performance

Results for 2017 reflect the continued expansion of our commercial and consumer business as well as the restructuring of our mortgage banking business. During 2017, in our Commercial and Consumer Banking Segment we added three de novo branches and acquired one branch in El Cajon, California. We also added a new stand-alone commercial lending center in Northern California. In response to adverse market conditions, we reduced headcount in the Mortgage Banking Segment by 13.1% during the year, closed three stand-alone home loan centers and consolidated a further six offices down to three, and streamlined our leadership team by eliminating some positions and reducing overall compensation. At December 31, 2017, we had total home loan centers of 44, total commercial lending centers of six and total retail deposit branches of 59. We also have one stand-alone insurance office.
Recent Developments

On December 22, 2017, President Trump signed into law major tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act"). The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent and makes many other sweeping changes to the U.S. tax code. We were required to revalue our deferred tax assets and liabilities at the new statutory tax rate upon enactment. As a result of this revaluation, in 2017, we recognized a one-time, non-cash, $23.3 million income tax benefit. Additionally, we expect our estimated effective tax rate to fall to between 21% and 22% for 2018.

Known Trends
Trends Impacting Mortgage Origination Volume
Since the second half of 2016, the volume of loan origination for our single family mortgage business has been significantly adversely impacted by a combination of rising interest rates, which lowers the demand for refinancing, and a significant disparity between an increasing demand for housing and a decreasing supply of houses for sale in our primary markets, especially the Puget Sound region and Northern California. The Federal Reserve is expected to raise interest rates again in the near future, decreasing the likelihood that refinancing will regain popularity in the near term. At the same time, populations in many of our major markets are predicted to continue to grow faster than available housing inventory. While we have been focused on optimizing our mortgage banking operations in response to these pressures, management continues to monitor these trends and may implement further measures in an effort to keep the Company’s cost structure in line with the expectations of growth or contraction in our business.

Regulatory Compliance Costs
Federally insured financial institutions like the Bank become subject to heightened standards for regulatory compliance as they reach an asset size of $10 billion. As we grow toward that size, we have begun to implement additional compliance systems, procedures and processes to be able to meet these heightened standards. At the same time, we are already subject to additional review by our regulators who have an interest in making sure the Bank’s compliance systems are implemented and tested prior to crossing the $10 billion threshold for assets size, and the work of designing systems to meet heightened requirements coupled with additional regulatory scrutiny meant to test those systems may result in additional regulatory challenges for the Bank. As was disclosed in our most recent Community Reinvestment Act rating, we have faced some regulatory challenges including a finding of RESPA violations that have require additional resources and attention from management to remediate. As a result of both of the build out of our compliance management system and the growth in regulatory activity impacting the Bank, we expect our costs for compliance will grow in the near future, that we will continue to be subject to more regulatory scrutiny, and that compliance matters will require more attention from management and the Board.

Consolidated Financial Performance

	At or for the Years Ended December 31,
(in thousands, except per share data and ratios)	2017	2016	2015

Selected statement of operations data
Total net revenue (1)	$506,592	$539,199	$429,575
Total noninterest expense	439,653	444,322	366,568
Provision for credit losses	750	4,100	6,100
Income tax (benefit) expense	(2,757)	32,626	15,588
Net income	$68,946	$58,151	$41,319

Financial performance
Diluted income per share	$2.54	$2.34	$1.96
Return on average common shareholders’ equity	10.20%	10.27%	9.35%
Return on average assets	1.05%	1.01%	0.91%
Net interest margin	3.31%	3.45%	3.63%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking Segment net income increased 36.6% to $42.1 million for the year ended December 31, 2017 from $30.8 million in 2016, primarily due to higher net interest income from higher average balances of interest-earning assets, partially offset by higher noninterest expense, primarily the result of organic growth. Included in net income for the years ended December 31, 2017 and 2016 were acquisition related expenses, net of tax of $391 thousand and $4.6 million, respectively. Net income in the year ended December 31, 2017, also includes a one-time, non-cash, $4.2 million tax expense related to the Tax Reform Act, with no similar expenses in 2016.

Commercial and Consumer Banking Segment net interest income was $174.5 million for the year ended December 31, 2017, an increase of $20.5 million, or 13.3%, from $154.0 million for the year ended December 31, 2016, reflecting higher average balances of loans held for investment primarily as a result of organic growth.

The Company recorded a $750 thousand provision for credit losses for the year ended December 31, 2017 compared to a $4.1 million provision for credit losses for the year ended December 31, 2016. The reduction in credit loss provision in the year was due primarily to continued improvements in credit quality reflected in the qualitative reserves and historical loss rates, combined with an increase of $2.6 million in net recoveries over the comparable period.

Net recoveries were $3.1 million in 2017 compared to net recoveries of $505 thousand in 2016. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) represented 0.83% of loans held for investment at December 31, 2017 compared to 0.88% at December 31, 2016, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 0.90% of loans held for investment at December 31, 2017 compared to 1.00% at December 31, 2016. Nonperforming assets were $15.7 million, or 0.23% of total assets at December 31, 2017, compared to $25.8 million, or 0.41% of total assets at December 31, 2016.

Commercial and Consumer Banking Segment noninterest expense of $149.0 million for the year ended December 31, 2017 an increase of $10.6 million, or 7.7%, from $138.4 million for the year ended December 31, 2016, primarily due to increased costs related to organic growth of our commercial real estate and commercial business lending units and the expansion of our branch banking network. During 2017, we added four retail deposit branches, three de novo and one through the acquisition in El Cajon, California, and increased the segment's headcount by 7.0%.

Mortgage Banking Segment Results

Mortgage Banking Segment net income was $26.9 million for the year ended December 31, 2017, compared to net income of $27.4 million for the year ended December 31, 2016. The 1.7% decrease in net income is primarily due to a $1.64 billion reduction in rate locks and restructuring related items, net of tax, of $2.4 million, substantially offset by a one-time, non-cash, $27.5 million tax benefit related to the Tax Reform Act. In 2017, due to reduced expectations in our single family loan origination volume, we implemented a restructuring plan to better align our cost structure with market conditions, including a reduction in staffing, production office closures and a streamlining of the single family leadership team.

Mortgage Banking noninterest income of $269.8 million for the year ended December 31, 2017 decreased $53.7 million, or 16.6%, from $323.5 million for the year ended December 31, 2016, primarily due to a 19.0% decrease in single family mortgage interest rate lock commitments. Decreased interest rate lock commitments were the result of both higher mortgage interest rates, which reduced the volume of refinance activity in the period and to a lesser extent the limited supply of housing in our markets, which reduced the volume of purchase mortgage activity in the period. We decreased our mortgage production personnel by 5.2% at December 31, 2017 compared to December 31, 2016, primarily due to our 2017 restructuring in our Mortgage Banking Segment.

Mortgage Banking noninterest expense of $290.7 million for the year ended December 31, 2017 decreased $15.3 million, or 5.0%, from $305.9 million for the year ended December 31, 2016, primarily due to decreased commissions, salary, and related costs on lower closed loan volume, partially offset by a $3.7 million restructuring charge related to our Mortgage Banking Segment. In 2017, we reduced home loan centers by a net of three and decreased the segment's headcount by 13.1% during 2017 primarily the result of our restructuring event.

Regulatory Matters

On January 1, 2015, the Company and the Bank became subject to new capital standards commonly referred to as “Basel III” which raised our minimum capital requirements. The Company and the Bank remain above current “well-capitalized” regulatory minimums since the Company’s initial public offering in 2012, even with the implementation of more stringent capital requirements implemented beginning in 2015 under the capital standards commonly referred to as “Basel III”.
Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at December 31, 2017 were 9.67% and 14.02% and at December 31, 2016 were 10.26% and 14.69%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 9.12% and 11.61% at December 31, 2017, and 9.78% and 12.34% at December 31, 2016, respectively.

In September 2017, federal banking regulators issued a proposed rule intended to simplify and limit the impact of the Basel III regulatory capital requirements for certain banks. We believe that these proposed changes, if implemented, would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that we would be required to maintain in relation to our mortgage servicing assets. Other proposed changes to the Basel III capital requirements would require a small increase in capital related to commercial and residential acquisition, development, and construction lending activity which would partially offset some portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the comment period, but if they are adopted without any material changes to the current proposal, we would expect to benefit from a significant reduction in the regulatory capital requirements related to our mortgage servicing rights beginning in 2018. Although it is too early to predict the form, if any, in which the final regulations are adopted, certain alternatives we believe to be under consideration would potentially allow us to allocate that capital to other aspects of our operations, including as capital to support our commercial lending operations.
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

As of December 31, 2017, our Level 3 recurring fair value measurements consisted of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale and interest rate lock and purchase loan commitments.

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

In addition to the recurring fair value measurements, from time to time the Company may have certain nonrecurring fair value measurements. These fair value measurements usually result from the application of lower of cost or fair value accounting or impairment of individual assets. As of December 31, 2017 and 2016, the Company's Level 3 nonrecurring fair value measurements were based on the appraised value of collateral used as the basis for the valuation of collateral dependent loans held for investment and OREO.

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

The valuation of acquired loans, mortgage servicing rights, premises and equipment, core deposit intangibles, deferred taxes, deposits, Federal Home Loan Bank advances and any contingent liabilities that arise as a result of the transaction may be preliminary for a period of time following completion of the acquisition. As such, fair value estimates are subject to adjustment when additional information relative to the closing date fair values becomes available and such information is considered final or up to one year after the acquisition date, or, whichever is earlier.

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

	Years Ended December 31,
	2017			2016			2015
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$85,430	$567	0.67%	$39,962	$254	0.63%	$36,134	$67	0.18%
Investment securities	1,023,702	25,810	2.54	834,671	21,611	2.57	523,756	14,270	2.72
Loans held for sale	711,063	28,732	4.05	764,222	28,581	3.76	755,688	29,165	3.86
Loans held for investment	4,178,326	187,281	4.46	3,668,263	162,219	4.40	2,834,511	123,680	4.36
Total interest-earning assets	5,998,521	242,390	4.03	5,307,118	212,665	4.00	4,150,089	167,182	4.03
Noninterest-earning assets (2)	591,561			470,021			410,404
Total assets	$6,590,082			$5,777,139			$4,560,493
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$477,635	1,964	0.41%	$450,838	$1,950	0.43%	$317,510	$1,492	0.46%
Savings accounts	306,151	1,013	0.33	299,502	1,029	0.34	284,309	1,053	0.38
Money market accounts	1,579,115	8,533	0.54	1,370,256	7,344	0.53	1,122,321	4,930	0.44
Certificate accounts	1,225,614	13,028	1.06	1,024,541	9,086	0.88	775,398	4,501	0.58
Total interest-bearing deposits	3,588,515	24,538	0.68	3,145,137	19,409	0.61	2,499,538	11,976	0.48
Federal Home Loan Bank advances	1,037,650	12,589	1.19	942,593	6,030	0.64	795,368	3,669	0.46
Federal funds purchased and securities sold under agreements to repurchase	3,732	48	1.20	803	6	0.40	11,397	29	0.31
Long-term debt	125,228	6,067	4.83	101,049	4,043	3.73	61,857	1,104	1.78
Other borrowings	96	3	0.89	—	—	—	—	—	—
Total interest-bearing liabilities	4,755,221	43,245	0.91	4,189,582	29,488	0.70	3,368,160	16,778	0.50
Noninterest-bearing liabilities	1,158,984			1,021,409			750,228
Total liabilities	5,914,205			5,210,991			4,118,388
Shareholders’ equity	675,877			566,148			442,105
Total liabilities and shareholders’ equity	$6,590,082			$5,777,139			$4,560,493
Net interest income (3)		$199,145			$183,177			$150,404
Net interest spread			3.12%			3.30%			3.53%
Impact of noninterest-bearing sources			0.19%			0.15%			0.10%
Net interest margin			3.31%			3.45%			3.63%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $4.7 million, $3.1 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated federal statutory tax rate was 35% for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income, and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $1.5 million, $2.2 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to		Total Change	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume		Rate	Volume

Assets:
Interest-earning assets
Cash and cash equivalents	$27	$287	$314	$180	$7	$187
Investment securities	(656)	4,855	4,199	(1,128)	8,469	7,341
Loans held for sale	2,149	(1,998)	151	(914)	329	(585)
Loans held for investment	2,597	22,464	25,061	2,191	36,348	38,539
Total interest-earning assets	4,117	25,608	29,725	329	45,153	45,482
Liabilities:
Deposits
Interest-bearing demand accounts	(103)	116	13	(161)	619	458
Savings accounts	(39)	23	(16)	(81)	57	(24)
Money market accounts	81	1,108	1,189	1,325	1,089	2,414
Certificate accounts	2,179	1,763	3,942	3,130	1,454	4,584
Total interest-bearing deposits	2,118	3,010	5,128	4,213	3,219	7,432
Federal Home Loan Bank advances	5,952	608	6,560	1,682	679	2,361
Securities sold under agreements to repurchase	30	11	41	10	(32)	(22)
Long-term debt	1,124	901	2,025	2,242	697	2,939
Other borrowings	3	—	3	—	—	—
Total interest-bearing liabilities	9,227	4,530	13,757	8,147	4,563	12,710
Total changes in net interest income	$(5,110)	$21,078	$15,968	$(7,818)	$40,590	$32,772

Net Income

Comparison of 2017 to 2016

For the year ended December 31, 2017, net income was $68.9 million, an increase of $10.8 million, or 18.6%, from $58.2 million for the year ended December 31, 2016. Included in net income for the year ended December 31, 2017 was a one-time, non-cash, tax reform benefit of $23.3 million and restructuring as well as merger-related costs (net of tax) of $2.4 million and $391 thousand, respectively. Such merger-related costs (net of tax) relating to prior acquisitions totaled $4.6 million in 2016. There were no similar tax reform benefits or restructuring costs in 2016.

Comparison of 2016 to 2015

For the year ended December 31, 2016, net income was $58.2 million, an increase of $16.8 million, or 40.7%, compared to net income of $41.3 million in 2015. Included in net income for the year ended December 31, 2016 were acquisition-related costs (net of tax) of $4.6 million. Such acquisition-related costs (net of tax) relating to prior acquisitions totaled $10.7 million which were offset by bargain purchase gains of $7.7 million during 2015.

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

Comparison of 2017 to 2016

Net interest income on a tax equivalent basis for the year ended December 31, 2017 increased $16.0 million, or 8.7%, from December 31, 2016 as a result of growth in average interest earning assets, partially offset by a lower net interest margin. The net interest margin decreased to 3.31% for the year ended December 31, 2017 from 3.45% for the year ended December 31, 2016. The decrease in the net interest margin from the year ended December 31, 2016 was due primarily to higher costs of funds related to our long term debt issuance in the second quarter of 2016 and higher FHLB borrowing costs due to higher short-term rates.

Total average interest-earning assets increased by $691.4 million, or 13%, in 2017 compared to 2016 primarily as a result of growth in average loans held for investment from organic growth. Additionally, our average balance of investment securities grew from prior periods as part of the strategic growth of the Company.

Total interest income on a tax equivalent basis in 2017 increased $29.7 million, or 14.0%, from 2016 resulting from higher average balances of loans held for investment, which increased $510.1 million, or 13.9%, from 2016.

Total interest expense in 2017 increased $13.8 million, or 46.7%, from 2016 primarily resulting from higher average balances of interest-bearing deposits and FHLB advances and interest paid on our $65.0 million in senior debt issued in May 2016.

Comparison of 2016 to 2015

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

Total interest expense in 2016 increased $12.7 million, or 75.8%, from 2015 primarily resulting from higher average balances of interest-bearing deposits and FHLB advances, and interest paid on our $65.0 million in senior debt issued in May 2016.

Provision for Credit Losses

Management believes that our allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has continued to improve since our initial public offering in 2012, including year over year improvements from December 31, 2016 and December 31, 2015.

Comparison of 2017 to 2016

The Company recorded a $750 thousand provision for credit losses for the year ended December 31, 2017 compared to a $4.1 million provision for credit losses for the year ended December 31, 2016. The reduction in credit loss provision in the year was due in part to continued improvements in credit quality reflected in the qualitative reserves and historical loss rates, combined with an increase of $2.6 million in net recoveries over the comparable period.

Nonaccrual loans were $15.0 million at December 31, 2017, a decrease of $5.5 million, or 26.8%, from $20.5 million at December 31, 2016. Nonaccrual loans as a percentage of total loans decreased to 0.33% at December 31, 2017 compared to 0.53% at December 31, 2016. Net loan loss recoveries were $3.1 million in 2017 compared to net loan loss recoveries of $505 thousand in 2016. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, was $39.1 million, or 0.86% of loans held for investment at December 31, 2017, compared to $35.3 million, or 0.92% of loans held for investment at December 31, 2016.

Comparison of 2016 to 2015

The Company recorded a $4.1 million provision for credit losses for the year ended December 31, 2016 compared to a $6.1 million provision for credit losses for the year ended December 31, 2015. The reduction in credit loss provision in the year was due in part to a continuing decline in historical loss rates as a result of net recoveries for the past two years and continued improvements in portfolio performance which was reflected in the qualitative reserves. In 2015, one-time model adjustments contributed to an increase in provision expense.

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

Noninterest Income

Noninterest income consisted of the following.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Noninterest income
Gain on loan origination and sale activities (1)	$255,876	$(51,437)	(17)%	$307,313	$70,925	30%	$236,388
Loan servicing income	35,384	2,325	7	33,059	8,809	36	24,250
Income from WMS Series LLC	598	(1,735)	(74)	2,333	709	44	1,624
Depositor and other retail banking fees	7,221	431	6	6,790	909	15	5,881
Insurance agency commissions	1,904	285	18	1,619	(63)	(4)	1,682
Gain on sale of investment securities available for sale	489	(2,050)	(81)	2,539	133	6	2,406
Bargain purchase gain	—	—	NM	—	(7,726)	NM	7,726
Other	10,682	5,185	94	5,497	4,217	329	1,280
Total noninterest income	$312,154	$(46,996)	(13)%	$359,150	$77,913	28%	$281,237
NM = not meaningful

(1)	Single family and multifamily mortgage banking activities.

Comparison of 2017 to 2016

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decrease in noninterest income in 2017 compared to 2016 was primarily due to a decrease in gain on loan origination and sale activities resulting from a 19% decrease in single family rate lock volume.

Comparison of 2016 to 2015

The increase in noninterest income in 2016 compared to 2015 was primarily the result of higher gain on loan origination and sale activities mostly due to increased single family mortgage interest rate lock commitments and higher mortgage servicing income. Included in noninterest income for 2015 was a bargain purchase gain of $7.7 million from the Simplicity merger and our acquisition of a branch in Dayton, Washington. No similar bargain purchase gains occurred in 2016.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on loan origination and sale activities consisted of the following.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Single family held for sale:
Servicing value and secondary market gains(1)	$209,027	$(51,450)	(20)%	$260,477	$54,964	27%	$205,513
Loan origination and administrative fees	26,822	(3,144)	(10)	29,966	7,745	35	22,221
Total single family held for sale	235,849	(54,594)	(19)	290,443	62,709	28	227,734
Multifamily DUS®	13,210	1,813	16	11,397	4,272	60	7,125
SBA	2,439	1,025	72	1,414	344	32	1,070
CRE Non-DUS®	4,378	319	8	4,059	3,600	784	459
Gain on loan origination and sale activities	$255,876	$(51,437)	(17)%	$307,313	$70,925	30%	$236,388

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	For The Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Single family mortgage closed loan volume (1)	$7,554,185	$(1,443,162)	(16)%	$8,997,347	$1,784,912	25%	$7,212,435
Single family mortgage interest rate lock commitments (1)	$6,980,477	$(1,640,499)	(19)%	$8,620,976	$1,689,868	24%	$6,931,108

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Comparison of 2017 to 2016

The decrease in gain on loan origination and sale activities in 2017 compared to 2016 predominantly reflected lower single family mortgage interest rate lock commitments as a result of higher market interest rates in the period and a limited supply of available housing in our primary markets. In 2017, we reduced the number of employees in the mortgage segment by 13.1% at December 31, 2017 compared to December 31, 2016, primarily due to our Mortgage Banking Segment restructuring. Mortgage production personnel was reduced by 5.2% at December 31, 2017 compared to December 31, 2016.

Comparison of 2016 to 2015

The increase in gain on loan origination and sale activities in 2016 compared to 2015 predominantly reflected higher single family mortgage interest rate lock commitments as a result of the expansion of our mortgage lending network, higher loan production per loan producer and higher refinance volumes. Mortgage production personnel grew by 12.7% during 2016 compared to 2015.

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

	Years Ended December 31,
(in thousands)	2017	2016	2015

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$(2,528)	$(3,574)	$(2,764)
Other changes in estimated repurchase losses(2)	2,354	2,032	—
	$(174)	$(1,542)	$(2,764)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Loan servicing income consisted of the following.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Servicing income, net:
Servicing fees and other	$66,192	$12,538	23%	$53,654	$11,638	28%	$42,016
Changes in fair value of single family MSRs due to amortization (1)	(35,451)	(2,146)	6	(33,305)	733	(2)	(34,038)
Amortization of multifamily and SBA MSRs	(3,932)	(1,297)	49	(2,635)	(643)	32	(1,992)
	26,809	9,095	51	17,714	11,728	196	5,986
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions	(1,157)	(21,182)	(106)	20,025	13,470	205	6,555
Net gain (loss) from derivatives economically hedging MSRs	9,732	14,412	(308)	(4,680)	(16,389)	(140)	11,709
	8,575	(6,770)	(44)	15,345	(2,919)	(16)	18,264
Loan servicing income	$35,384	$2,325	7%	$33,059	$8,809	36%	$24,250

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

Comparison of 2017 to 2016

The increase in mortgage servicing income in 2017 compared to 2016 was primarily due to higher servicing income, net, offset by lower risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others. The lower risk management results were due in part to gains from prepayment model refinements in 2016 to align borrower prepayment behavior with observed borrower prepayment behavior. Mortgage servicing fees collected in 2017 increased compared to 2016 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $24.02 billion at December 31, 2017 compared to $20.67 billion at December 31, 2016.

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

The lower risk management results in 2016 compared to 2015 were mainly due to adverse results during the fourth quarter driven by the unexpected and significant increases in long-term Treasury rates beginning in November 2016 following the U.S. presidential election, coinciding with an increase in short-term interest rates by the Federal Reserve in December 2016. The unexpected and sustained increase in interest rates during the quarter resulted in asymmetrical changes in valuation between hedging derivatives and servicing valuations. This market dislocation in the fourth quarter reduced the value of our hedging derivatives to a greater extent than value of our mortgage servicing rights increased, resulting in lower risk management results.

Income from WMS Series LLC

Comparison of 2017 to 2016

Income from WMS Series LLC decreased by $1.7 million in 2017 to $598 thousand compared to $2.3 million in 2016, primarily due to a 15.6% decrease in interest rate lock commitments and a 7.7% decrease in closed loan volume, which were $546.5 million and $631.4 million, respectively, in 2017 compared to $647.3 million and $684.1 million, respectively, for the same period in 2016.

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

Depositor and other retail banking fees for 2017 increased from 2016 primarily due to an increase in the number of transaction accounts in both existing branches and new retail deposit branches. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Fees:
Monthly maintenance and deposit-related fees	$3,085	$133	5%	$2,952	$295	11%	$2,657
Debit Card/ATM fees	3,912	291	8	3,621	476	15	3,145
Other fees	224	7	3	217	138	175	79
Total depositor and other retail banking fees	$7,221	$431	6%	$6,790	$909	15%	$5,881

Noninterest Expense

Noninterest expense consisted of the following.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Noninterest expense
Salaries and related costs	$293,870	$(9,484)	(3)%	$303,354	$62,767	26%	$240,587
General and administrative	65,036	1,830	3	63,206	6,385	11	56,821
Amortization of core deposit intangibles	1,710	(456)	(21)	2,166	242	13	1,924
Legal	1,410	(457)	(24)	1,867	(940)	(33)	2,807
Consulting	3,467	(1,491)	(30)	4,958	(2,257)	(31)	7,215
Federal Deposit Insurance Corporation assessments	3,279	(135)	(4)	3,414	841	33	2,573
Occupancy	38,268	7,738	25	30,530	5,603	22	24,927
Information services	33,143	80	—	33,063	4,009	14	29,054
Net (benefit) cost of operation and sale of other real estate owned	(530)	(2,294)	(130)	1,764	1,104	167	660
Total noninterest expense	$439,653	$(4,669)	(1)%	$444,322	$77,754	21%	$366,568

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Noninterest expense
Salaries and related costs	$—	$4,128	$7,672
General and administrative	79	633	1,463
Legal	64	132	830
Consulting	366	1,500	5,703
Occupancy	72	180	382
Information services	21	563	514
Total noninterest expense	$602	$7,136	$16,564

The following table shows the restructuring-related expenses impacting the components of noninterest expense.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Noninterest expense
Salaries and related costs	$648	$—	$—
Occupancy	3,072	—	—
Total noninterest expense	$3,720	$—	$—

Comparison of 2017 to 2016

The decrease in noninterest expense in 2017 compared to 2016 was primarily due to decreased commissions on lower closed loan volume, partially offset by other costs related to the growth in offices and personnel in connection with our organic expansion of our commercial and consumer banking businesses and restructuring-related costs in our Mortgage Banking Segment.

Included in noninterest expense in 2017 was $602 thousand and $3.7 million of acquisition-related and restructuring-related costs, respectively, compared to $7.1 million in acquisition-related costs in 2016. There were no similar restructuring-related costs in 2016.

Salaries and related costs decreased primarily due to lower commission and incentive expense, as single family mortgage closed loan volumes decreased 16.0%, from 2016 and a 5.2% decrease in full-time equivalent employees at December 31, 2017 compared to December 31, 2016, primarily due to our 2017 restructuring in our Mortgage Banking Segment.

General and administrative and Information services costs increased primarily due to our expansion of our commercial and consumer business.

Comparison of 2016 to 2015

The increase in noninterest expense in 2016 compared to 2015 was primarily due to increased commissions on higher closed loan volume, as well as other costs related to the growth in offices and personnel in connection with our expansion of our commercial and consumer and mortgage banking businesses, both organically and through acquisition-related activities.

Included in noninterest expense in 2016 was $7.1 million of acquisition-related costs compared to $16.6 million in 2015 primarily related to Simplicity merger.

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

Income Tax Expense

Comparison of 2017 to 2016

The Tax Reform Act was signed into law in December 2017. We expect that our 2018 effective tax rate will be between 21% and 22%, before discrete items, as a result of this legislation. We also recognized a one-time, non-cash, benefit of $23.3 million from this legislation in 2017 as we revalued our December 31, 2017 net deferred tax liability position at the new federal corporate income tax rate.

For the year ended December 31, 2017, income tax benefit was $2.8 million with an effective tax rate of (4.2)% (inclusive of discrete items) compared to income tax expense of $32.6 million and an effective tax rate of 35.9% (inclusive of discrete items) for the year ended December 31, 2016.

The Company's effective income tax rate for the year ended December 31, 2017 differs from the Federal statutory tax rate of 35% primarily due to the impact of the newly enacted tax law, state income taxes, tax-exempt income and low income housing tax credit investments.
Comparison of 2016 to 2015

The Company’s income tax expense for 2016 was $32.6 million, representing an effective tax rate of 35.9% (inclusive of discrete items). In 2015, the Company’s tax expense was $15.6 million, representing an effective tax rate of 27.4% (inclusive of discrete items). The Company's effective income tax rate for the year ended December 31, 2015 was significantly less than the Federal statutory tax rate of 35% primarily due to the impact of state income taxes, tax-exempt interest income and low income housing tax credit investments.

Capital Expenditures

Comparison of 2017 to 2016

During 2017, our net expenditures for property and equipment were $42.3 million, compared to net expenditures of $24.5 million during 2016, primarily due to the continued expansion of our commercial and consumer businesses.

Comparison of 2016 to 2015

During 2016, our net expenditures for property and equipment were $24.5 million, compared to net expenditures of $20.6 million during 2015, as we continued the expansion of our commercial and consumer and mortgage banking businesses.

Review of Financial Condition – Comparison of December 31, 2017 to December 31, 2016

Total assets were $6.74 billion at December 31, 2017 and $6.24 billion at December 31, 2016, an increase of $498.3 million.

Cash and cash equivalents were $72.7 million at December 31, 2017 compared to $53.9 million at December 31, 2016, an increase of $18.8 million, or 34.8%.

Investment securities were $904.3 million at December 31, 2017 compared to $1.04 billion at December 31, 2016, a decrease of $139.5 million, or 13.4%, primarily due to sales and principal repayments of securities purchased with temporary excess capital from the 2016 debt and equity issuances.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the vast majority of these securities as available for sale. We held securities having a carrying value of $58.0 million at December 31, 2017, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)

Investment securities available for sale:
Mortgage-backed securities:
Residential	$133,654	$130,090	$181,158	$177,074
Commercial	24,024	23,694	25,896	25,536
Municipal bonds	389,117	388,452	473,153	467,673
Collateralized mortgage obligations:
Residential	164,502	160,424	194,982	191,201
Commercial	100,001	98,569	71,870	70,764
Corporate debt securities	25,146	24,737	52,045	51,122
U.S. Treasury securities	10,899	10,652	10,882	10,620
Agency debentures	9,861	9,650	—	—
Total investment securities available for sale	$857,204	$846,268	$1,009,986	$993,990

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2017 and 2016, substantially all securities held were either agency quality or rated investment grade by at least one Nationally Recognized Statistical Rating Organization ("NRSRO").

For information regarding the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods, see Note 4, Investment Securities to the financial statements of this Form 10-K.

Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2017, the aggregate net premium associated with our MBS portfolio was $8.0 million, or 4.4%, of the aggregate unpaid principal balance, compared with $10.1 million or 4.5% at December 31, 2016. The aggregate net premium associated with our CMO portfolio as of December 31, 2017 and 2016 was $4.8 million, or 1.8%, of the aggregate unpaid principal balance. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

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

Based on this evaluation, management concluded that unrealized losses as of December 31, 2017 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities’ amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2017 were considered other than temporary.

Loans held for sale were $610.9 million at December 31, 2017 compared to $714.6 million at December 31, 2016, a decrease of $103.7 million, or 14.5%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan.

Loans held for investment, net increased $687.4 million, or 18.0%, from December 31, 2016. Our single family loan portfolio increased $297.5 million from 2016. Our commercial and industrial loan portfolio increased $149.8 million from 2016, primarily as a result of the organic growth of our Commercial and Consumer Banking Segment. Our construction loans, including commercial construction and residential construction, increased $51.3 million from 2016, primarily from new originations in our commercial real estate and residential construction lending business.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2017			2016			2015		2014		2013
(in thousands)	Amount		Percent	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent

Consumer loans:
Single family	$1,381,366	(1)	30.5%	$1,083,822	(1)	28.2%	$1,203,180	37.3%	$896,665	42.2%	$904,913	47.7%
Home equity and other	453,489		10.0	359,874		9.3	256,373	8.0	135,598	6.4	135,650	7.1
	1,834,855		40.5	1,443,696		37.5	1,459,553	45.3	1,032,263	48.6	1,040,563	54.8
Commercial real estate loans:
Non-owner occupied commercial real estate	622,782		13.8	588,672		15.4	445,903	13.8	379,664	17.8	320,942	16.8
Multifamily	728,037		16.1	674,219		17.5	426,557	13.2	55,088	2.6	79,216	4.2
Construction/ land development	687,631		15.2	636,320		16.5	583,160	18.1	367,934	17.3	130,465	6.9
	2,038,450		45.1	1,899,211		49.4	1,455,620	45.1	802,686	37.7	530,623	27.9
Commercial and industrial loans:
Owner occupied commercial real estate	391,613		8.6	282,891		7.3	154,800	4.8	143,800	6.8	156,700	8.3
Commercial business	264,709		5.8	223,653		5.8	154,262	4.8	147,449	6.9	171,054	9.0
	656,322		14.4	506,544		13.1	309,062	9.6	291,249	13.7	327,754	17.3
Total loans before allowance, net deferred loan fees and costs	4,529,627		100.0%	3,849,451		100.0%	3,224,235	100.0%	2,126,198	100.0%	1,898,940	100.0%
Net deferred loan fees and costs	14,686			3,577			(2,237)		(5,048)		(3,219)
	4,544,313			3,853,028			3,221,998		2,121,150		1,895,721
Allowance for loan losses	(37,847)			(34,001)			(29,278)		(22,021)		(23,908)
	$4,506,466			$3,819,027			$3,192,720		$2,099,129		$1,871,813

(1)
Includes $5.5 million and $18.0 million of loans at December 31, 2017 and 2016 respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans.

	At December 31,
	2017		2016
(in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans:
Single family	$998,237	22.0%	$657,837	17.1%
Non-owner occupied commercial real estate	545,076	12.0	512,005	13.3
Multifamily	696,267	15.4	655,271	17.0
Construction/land development, net (1)	596,913	13.2	497,175	12.9
Owner occupied commercial real estate	259,207	5.7	189,689	4.9
Commercial business	189,163	4.2	143,960	3.7
Home equity and other	415,441	9.2	303,565	7.9
Total adjustable-rate loans	3,700,304	81.7	2,959,502	76.8
Fixed-rate loans:
Single family	383,129	8.5	425,985	11.1
Non-owner occupied commercial real estate	77,706	1.7	76,667	2.0
Multifamily	31,770	0.7	18,949	0.5
Construction/land development, net (1)	90,718	2.0	139,145	3.6
Owner occupied commercial real estate	132,406	2.9	93,201	2.4
Commercial business	75,546	1.7	79,693	2.1
Home equity and other	38,048	0.8	56,309	1.5
Total fixed-rate loans	829,323	18.3	889,949	23.2
Total loans held for investment	4,529,627	100.0%	3,849,451	100.0%
Less:
Net deferred loan fees and costs	14,686		3,577
Allowance for loan losses	(37,847)		(34,001)
Loans held for investment, net	$4,506,466		$3,819,027

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2017				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$1,854	$4,532	$1,374,980	$1,381,366	$381,275	$998,237
Home equity and other	1	80	453,408	453,489	38,047	415,441
Total consumer	1,855	4,612	1,828,388	1,834,855	419,322	1,413,678
Commercial real estate loans:
Non-owner occupied commercial real estate	28,363	65,470	528,949	622,782	66,565	527,854
Multifamily	11,197	74,237	642,603	728,037	30,046	686,794
Construction/land development	528,813	144,824	13,994	687,631	62,810	96,008
Total commercial real estate	568,373	284,531	1,185,546	2,038,450	159,421	1,310,656
Commercial and industrial loans:
Owner occupied commercial real estate	9,137	41,416	341,060	391,613	126,316	256,160
Commercial business	60,274	90,704	113,731	264,709	67,061	137,374
Total commercial and industrial	69,411	132,120	454,791	656,322	193,377	393,534
Total loans held for investment	$639,639	$421,263	$3,468,725	$4,529,627	$772,120	$3,117,868

	December 31, 2016				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$7,327	$4,878	$1,071,618	$1,083,823	$418,923	$657,573
Home equity and other	7,156	27,879	324,838	359,873	52,922	299,795
Total consumer	14,483	32,757	1,396,456	1,443,696	471,845	957,368
Commercial real estate:
Non-owner occupied commercial real estate	22,887	75,403	490,382	588,672	69,668	496,117
Multifamily	1,658	51,766	620,796	674,220	17,664	654,898
Construction/land development	483,211	151,785	1,324	636,320	74,003	79,106
Total commercial real estate	507,756	278,954	1,112,502	1,899,212	161,335	1,230,121
Commercial and industrial:
Owner occupied commercial real estate	25,232	32,164	225,495	282,891	78,300	179,359
Commercial business	55,820	72,985	94,847	223,652	76,060	91,772
Total commercial and industrial	81,052	105,149	320,342	506,543	154,360	271,131
Total loans held for investment	$603,291	$416,860	$2,829,300	$3,849,451	$787,540	$2,458,620

The following table presents loan origination and loan sale volumes.

	Years Ended December 31,
(in thousands)	2017	2016		2015

Loans originated
Real estate
Single family
Originated by HomeStreet	$7,525,248	$8,637,631		$6,834,296
Originated by WMS Series LLC	566,152	576,832		606,316
Total single family	8,091,400	9,214,463		7,440,612
Multifamily	746,748	640,142		322,637
Non-owner occupied commercial real estate	208,130	271,701		134,068
Owner occupied commercial real estate	121,398	173,017		35,236
Construction/land development	1,084,092	1,079,243		767,063
Total real estate	10,251,768	11,378,566		8,699,616
Commercial business	227,880	116,595		105,021
Home equity and other	361,043	279,851		176,430
Total loans originated	$10,840,691	$11,775,012		$8,981,067
Loans sold
Single family	$7,508,949	$8,785,412		$7,038,635
Multifamily DUS ® (1)	347,084	301,442		204,744
SBA	26,841	17,308		14,275
CRE Non-DUS® (2)	321,699	150,903	(3)	15,038
Total loans sold	$8,204,573	$9,255,065		$7,272,692

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

(3)	Includes $63.2 million of single family portfolio loan sales in 2016.

Mortgage servicing rights were $284.7 million at December 31, 2017 compared to $245.9 million at December 31, 2016, an increase of $38.8 million, or 15.8%, as a result of growth in the loans serviced for others portfolio and changes in market inputs, including current market interest rates and prepayment model updates.

Federal Home Loan Bank stock was $46.6 million at December 31, 2017 compared to $40.3 million at December 31, 2016, an increase of $6.3 million, or 15.6%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $188.5 million at December 31, 2017, compared to $221.1 million at December 31, 2016, a decrease of $32.6 million, or 14.7%.

Deposits

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2017	2016	2015

Noninterest-bearing accounts - checking and savings	$579,504	$537,651	$370,523
Interest-bearing transaction and savings deposits:
NOW accounts	461,349	468,812	408,477
Statement savings accounts due on demand	293,858	301,361	292,092
Money market accounts due on demand	1,834,154	1,603,141	1,155,464
Total interest-bearing transaction and savings deposits	2,589,361	2,373,314	1,856,033
Total transaction and savings deposits	3,168,865	2,910,965	2,226,556
Certificates of deposit	1,190,689	1,091,558	732,892
Noninterest-bearing accounts - other	401,398	427,178	272,505
Total deposits	$4,760,952	$4,429,701	$3,231,953

Deposits at December 31, 2017 increased $331.3 million, or 7.5%, from December 31, 2016. During 2017, the Company increased the balances of transaction and savings deposits by $257.9 million, or 8.9%. The $99.1 million, or 9.1%, increase in certificates of deposit since December 31, 2016 was due in part to increases in business and personal CDs, institutional CDs and brokered deposits.

At December 31, 2016, deposits increased $1.20 billion, or 37.1%, from December 31, 2015 primarily due to the acquisition related activities and growth of our deposit branch network. During 2016, the Company increased the balances of transaction and savings deposits by $684.4 million, or 30.7%, reflecting the growth and expansion of our branch banking network. The $358.7 million, or 48.9%, increase in certificates of deposit since December 31, 2015 was primarily due in part to increases in business and personal CDs, institutional CDs and brokered deposits.

Borrowings

FHLB advances were $979.2 million at December 31, 2017 compared to $868.4 million at December 31, 2016. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. As of December 31, 2017, 2016 and 2015, FHLB borrowings had weighted average interest rates of 1.58%, 0.91% and 0.64%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2017, $963.6 million mature prior to December 31, 2018. We had $579.2 million and $282.8 million of additional borrowing capacity with the FHLB as of December 31, 2017 and 2016, respectively. We use short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income which mitigated the impact of changes in interest rates.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2017 and 2016, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $331.5 million and $292.1 million at December 31, 2017 and 2016, respectively. The FRBSF is not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $125.3 million and $125.1 million at December 31, 2017 and 2016, respectively. The balance at December 31, 2017 represents $63.4 million of senior notes issued during 2016 and $61.9 million of junior subordinated debentures issued in prior years. Such debentures were issued in connection with the sale of trust preferred securities by HomeStreet Statutory Trusts, subsidiaries of HomeStreet, Inc. Trust preferred securities allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders’ Equity

Shareholders' equity was $704.4 million at December 31, 2017 compared to $629.3 million at December 31, 2016. This increase was primarily due to net income of $68.9 million and by other comprehensive income of $3.3 million recognized during the year ended December 31, 2017. Other comprehensive income (loss) represents unrealized gains and losses in the valuation of our available for sale investment securities portfolio at December 31, 2017.

Shareholders’ equity, on a per share basis, was $26.20 per share at December 31, 2017, compared to $23.48 per share at December 31, 2016.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	Years Ended December 31,
	2017	2016	2015

Return on assets (1)	1.05%	1.01%	0.91%
Return on equity (2)	10.20%	10.27%	9.35%
Equity to assets ratio (3)	10.26%	9.80%	9.69%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

Business Segments

Our business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is evaluated by management.

This process is dynamic and is based on management's view of the Company's operations and is not necessarily comparable with similar information for other financial institutions. We define our business segments by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS® business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through HomeStreet Commercial Capital, a division of
HomeStreet Bank based in Orange County, California, we originate permanent commercial real estate loans primarily up to $10 million in size, a portion of which we pool and sell into the secondary market. We have a team specializing in U.S. Small Business Administration ("SBA") lending. As of December 31, 2017, our retail deposit branch network consists of 59 branches in the Pacific Northwest, California and Hawaii. At December 31, 2017 and December 31, 2016, our transaction and savings deposits totaled $3.17 billion and $2.91 billion, respectively, and our loan portfolio totaled $4.51 billion and $3.82 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016		Dollar Change	Percent Change	2015

Net interest income	$174,542	$20,527	13%	$154,015		$33,995	28%	$120,020
Provision for credit losses	750	(3,350)	(82)	4,100		(2,000)	(33)	6,100
Noninterest income	42,360	6,678	19	35,682		6,315	22	29,367
Noninterest expense	148,977	10,592	8	138,385		15,787	13	122,598
Income before income tax expense	67,175	19,963	42	47,212		26,523	128	20,689
Income tax expense	25,114	8,702	53	16,412		13,740	514	2,672
Net income	$42,061	$11,261	37%	$30,800		$12,783	71%	$18,017

Total assets	$5,875,329	$605,877	11%	$5,269,452		$1,223,402	30%	$4,046,050
Efficiency ratio (1)	68.68%			72.95%				82.07%
Full-time equivalent employees (ending)	1,068	70	7%	998		170	21%	828
Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS ® (2)	$341,308	$15,457	5%	$325,851		$121,013	59%	$204,838
SBA	39,009	25,279	184%	13,730		13,730	NM	$—
Loans sold
Multifamily DUS ® (2)	$347,084	$45,642	15%	$301,442		$96,698	47%	$204,744
SBA	26,841	9,533	55%	17,308		3,033	21%	14,275
CRE Non-DUS (3)	321,699	170,796	113%	150,903	(4)	135,865	903%	15,038
Net gain on mortgage loan origination and sale activities:
Multifamily DUS ® (2)	$13,210	$1,813	16%	$11,397		$4,272	60%	$7,125
SBA	2,439	1,025	72%	1,414		344	32%	1,070
CRE Non-DUS (3)	4,378	319	8%	4,059	(5)	3,600	784%	459	(5)
	$20,027	$3,157	19%	$16,870		$8,216	95%	$8,654

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(3)	Loans originated as Held for Investment.

(4)	Includes $63.2 million of single family portfolio loan sales in 2016.

(5)	Includes $2.8 million net gain on sale of single family portfolio loan during fourth quarter of 2016 and $27 thousand during fourth quarter of 2015.

Comparison of 2017 to 2016

Commercial and Consumer Banking net income increased in 2017 primarily due to increased net interest income resulting from higher average balances of interest-earning assets, partially offset by increased noninterest expense. These increases were primarily due to organic growth. Included in net income for the year ended December 31, 2017 and 2016 were $391 thousand and $4.6 million, respectively, in acquisition related expenses, net of tax. Additionally, the year ended December 31, 2017 included a $4.2 million, one-time, non-cash, income tax expense related to the Tax Reform Act.

The segment recorded a provision for credit losses of $750 thousand for the year ended December 31, 2017 compared to a $4.1 million provision for credit losses for the year ended December 31, 2016. The reduction in credit loss provision in the year was due in part to continued improvements in credit quality reflected in the qualitative reserves and historical loss rates combined with an increase of $2.6 million in net recoveries over the comparable period.

Resulting from the growth of this segment, noninterest income increased for the year ended December 31, 2017 due primarily to an increase in gain on sale income driven by higher commercial real estate loan sales volume.

Noninterest expense increased primarily due to the growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. In 2017, we added four retail deposit branches, three de novo and one acquired retail branch. Full-time equivalent employees increased by 70, or 7.0%, from 2016. Included in noninterest expense for 2017 and 2016 was $602 thousand and $7.1 million, respectively, of acquisition-related costs.

Comparison of 2016 to 2015

Commercial and Consumer Banking net income was $30.8 million for the year ended December 31, 2016, an increase of $12.8 million from $18.0 million for the year ended December 31, 2015. The increase in 2016 was primarily due to increased net interest income resulting from higher average balances of interest-earning assets and higher commercial net gain on loan origination and sale activities, partially offset by increased noninterest expense primarily resulting from the expansion of this segment.

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

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2017	2016
Commercial
Multifamily DUS®	$1,311,399	$1,108,040
Other	79,797	69,323
Total commercial loans serviced for others	$1,391,196	$1,177,363

Commercial and Consumer Banking segment servicing income consisted of the following.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Servicing income, net:
Servicing fees and other	$7,263	$1,649	29%	$5,614	$1,335	31%	$4,279
Amortization of multifamily and SBA MSRs	(3,932)	(1,297)	49	(2,635)	(643)	32	(1,992)
Commercial mortgage servicing income	$3,331	$352	12%	$2,979	$692	30%	$2,287

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets and performs mortgage servicing on a substantial portion of such loans. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Mortgage Banking segment results are detailed below.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Net interest income	$19,896	$(6,138)	(24)%	$26,034	$(2,284)	(8)%	$28,318
Noninterest income	269,794	(53,674)	(17)	323,468	71,598	28	251,870
Noninterest expense	290,676	(15,261)	(5)	305,937	61,967	25	243,970
Income (loss) before income tax (benefit) expense	(986)	(44,551)	(102)	43,565	7,347	20	36,218
Income tax (benefit) expense	(27,871)	(44,085)	(272)	16,214	3,298	26	12,916
Net income	$26,885	$(466)	(2)%	$27,351	$4,049	17%	$23,302

Total assets	$866,712	$(107,536)	(11)%	$974,248	$125,803	15%	$848,445
Efficiency ratio (1)	100.34%			87.54%			87.07%
Full-time equivalent employees (ending)	1,351	(203)	(13)%	1,554	243	19%	1,311
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$7,554,185	$(1,443,162)	(16)%	$8,997,347	$1,784,912	25%	$7,212,435
Single family mortgage interest rate lock commitments(2)	6,980,477	(1,640,499)	(19)	8,620,976	1,689,868	24	6,931,108
Single family mortgage loans sold(2)	$7,508,949	$(1,276,463)	(15)%	$8,785,412	$1,778,075	25%	$7,007,337

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)
Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank and brokered loans where HomeStreet receives fee income but does not fund the loan on its balance sheet or sell it into the secondary market.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Comparison of 2017 to 2016

The decrease in Mortgage Banking net income for 2017 compared to 2016 was primarily due to $1.64 billion of lower rate lock and purchase loan commitments and related lower noninterest expense resulting from lower commission expense from the decreased closed loan volume, partially offset by the recognition of a one-time, non-cash, tax benefit of $27.9 million from the revaluation of our net deferred tax liability position at December 31, 2017 related to the Tax-Reform Act. In 2017, we implemented a restructuring plan to better align our costs structure with market conditions, including a reduction in staffing, production office closures and a streamlining of the single family leadership team. Included in net income for the year ended December 31, 2017, was restructuring-related items, net of tax, of $2.4 million. There were no similar charges in 2016.

Comparison of 2016 to 2015

The increase in Mortgage Banking net income for 2016 compared to 2015 was primarily due to the higher gain on single family mortgage loan origination and sale activities resulting from higher interest rate lock commitments and higher servicing fee income, partially offset by higher noninterest expense resulting from higher commission expense from increased closed loan volume, as well as continued growth and expansion of our mortgage banking segment, increased costs resulting from new regulatory disclosure requirements for the mortgage industry and lower risk management results.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Single family: (1)
Servicing value and secondary market gains(2)	$209,027	$(51,450)	(20)%	$260,477	$54,964	27%	$205,513
Loan origination and funding fees	26,822	(3,144)	(10)	29,966	7,745	35	22,221
Total mortgage banking gain on mortgage loan origination and sale activities(1)	$235,849	$(54,594)	(19)%	$290,443	$62,709	28%	$227,734

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Comparison of 2017 to 2016

The decrease in gain on mortgage loan origination and sale activities in 2017 compared to 2016 is primarily the result of a 19.0% decrease in interest rate lock commitments primarily due to the impact of higher interest rates, which reduced the volume of refinance activity in 2017. During 2017, as a result of our restructuring, we have decreased our lending footprint by a net of three home loan centers to bring our total primary home loan centers to 44 as of December 31, 2017.

Comparison of 2016 to 2015

The increase in gain on mortgage loan origination and sale activities in 2016 compared to 2015 is primarily the result of a 24.4% increase in interest rate lock commitments, which was mainly driven by the expansion of our mortgage production offices and personnel. During 2016, we increased our lending footprint to bring our total primary home loan centers to 48 as of December 31, 2016.

Mortgage Banking servicing income consisted of the following.

	Years Ended December 31,
(in thousands)	2017	Dollar Change	Percent Change	2016	Dollar Change	Percent Change	2015

Servicing income, net:
Servicing fees and other	$58,929	$10,889	23%	$48,040	$10,303	27%	$37,737
Changes in fair value of MSRs due to amortization (1)	(35,451)	(2,146)	6	(33,305)	733	(2)	(34,038)
	23,478	8,743	59	14,735	11,036	298	3,699
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,157)	(21,182)	(106)	20,025	13,470	205	6,555
Net gain (loss) from derivatives economically hedging MSRs	9,732	14,412	(308)	(4,680)	(16,389)	(140)	11,709
	8,575	(6,770)	(44)	15,345	(2,919)	(16)	18,264
Mortgage Banking servicing income	$32,053	$1,973	7%	$30,080	$8,117	37%	$21,963

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

Comparison of 2017 to 2016
The increase in Mortgage Banking servicing income in 2017 compared to 2016 was primarily attributable to higher servicing income, net, offset by lower risk management results. The higher servicing income was primarily attributed to higher servicing fees on higher average balances of loans serviced for others. The lower risk management results were due in part to gains from prepayment model refinements in 2016 to align borrower prepayment behavior with observed borrower prepayment behavior. Mortgage servicing fees collected in the year ended December 31, 2017 increased compared to the year ended December 31, 2016 primarily as a result of higher average balances of loans serviced for others during the year. Our single family loans serviced for others portfolio was $22.63 billion at December 31, 2017 compared to $19.49 billion at December 31, 2016.
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

Model assumptions are regularly updated to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

Single family loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2017	2016
Single family
U.S. government and agency	$22,123,710	$18,931,835
Other	507,437	556,621
Total single family loans serviced for others	$22,631,147	$19,488,456

Comparison of 2017 to 2016
Mortgage Banking noninterest expense in 2017 decreased from 2016 primarily due to decreased commissions, salary and related costs on lower closed loan volumes, partially offset by a $3.7 million charge related to the restructuring of our mortgage segment and other costs related to the implementation of a new loan origination system. In 2017, as a result of our mortgage banking restructuring, we have decreased our lending footprint by a net of three home loan centers to bring our total primary home loan centers to 44 as of December 31, 2017.

Comparison of 2016 to 2015

Mortgage Banking noninterest expense in 2016 increased from 2015 primarily due to the continued expansion of offices in new markets and increases of our mortgage production and support staff along with related salary, insurance, and benefit costs as well as increased costs resulting from new regulatory disclosure requirements for the mortgage industry. In 2016, we increased our lending footprint by adding home loan centers to bring our total primary home loan centers to 48.

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

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our lending activities on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2017 and 2016 was $56.9 million and $42.6 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments, which primarily related to unused home equity and commercial real estate lines of credit and business banking funding lines, totaled $456.1 million and $289.3 million at December 31, 2017 and 2016, respectively. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $706.7 million and $603.8 million at December 31, 2017 and 2016, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2017 and 2016, was $12.9 million and $19.2 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, in general the DUS lender is contractually responsible for all losses on the first 5% of the unpaid principal balance of the loan (determined as of the day prior to valuation of the asset for loss purposes) and then shares in the remainder of losses with Fannie Mae with the lender being responsible for 25% of any losses that exceed 5% of the unpaid principal balance up to 20% of the unpaid principal balance and 10% of any losses that exceed 20% of the unpaid principal balance. The maximum lender loss on most DUS program loans is 20% of the original principal balance. The total principal balance of loans outstanding under the DUS program as of December 31, 2017 and 2016 was $1.31 billion and $1.11 billion, respectively, and our loss reserve was $2.0 million and $1.8 million as of December 31, 2017 and 2016, respectively.

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
As of December 31, 2017 and 2016, the total principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $22.71 billion and $19.56 billion, respectively. The recorded mortgage repurchase liability for loans sold on a servicing-retained and a servicing-released basis was $3.0 million and $3.4 million at December 31, 2017 and 2016, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $541 thousand, $1.1 million and $1.8 million were incurred for the years ended December 31, 2017, 2016 and 2015, respectively.

•
Leases. The Company is obligated under non-cancelable leases for office space and leased equipment. The office leases also contain renewal and space options. Rental expense under non-cancelable operating leases totaled $26.1 million, $22.7 million and $20.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•
Small business investment company ("SBIC") investment funds. In 2017 and 2016, we entered into agreements to invest $8.3 million and $5.0 million, respectively, over time in qualifying small businesses and small enterprises. At December 31, 2017 and 2016 we had unfunded commitments of $11.0 million and $4.0 million, respectively, related to these agreements.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide collateral to certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle certain positions on a net basis. At December 31, 2017 and 2016, our net exposure to the credit risk of derivative counterparties was $19.8 million and $69.4 million, respectively.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2017. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five	More than five years	Total

Deposits (1)	$4,460,052	$269,919	$30,827	$154	$4,760,952
FHLB advances	963,611	10,000	—	5,590	979,201
Long term debt	—	—	—	65,000	65,000
Trust preferred securities (2)	—	—	—	61,857	61,857
Interest (3)	14,815	15,990	13,457	41,526	85,788
Operating leases	26,477	44,589	32,752	48,752	152,570
Purchase obligations (4)	14,768	8,278	782	—	23,828
Total	$5,479,723	$348,776	$77,818	$222,879	$6,129,196

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities are included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2017 rates, which we held constant until maturity.

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
Our Board of Directors (the "Board") and executive management have overall and ultimate responsibility for management of these risks. The Board, its committees and senior managers oversee the management of various risks. The Company utilizes a risk management framework which includes three lines of defense. The business units, which are the first line of defense, have responsibility to identify, monitor, control and escalate risks in their respective areas. The second line of defense, comprised of independent risk management functions, operating under the Chief Risk Officer, establishes the risk governance framework and assesses, tests and reports on risks by business unit and on an enterprise-wide basis. Our internal audit department provides independent assurance that the risk framework, policies, procedures and controls are appropriate and operating as intended and is considered the third line of defense. The Chief Risk Officer reports directly to the Enterprise Risk Management Committee of the Board and is responsible for oversight of enterprise risk management, compliance, Bank Secrecy Act, quality control and regulatory affairs functions. The Chief Audit Officer reports directly to the Audit Committee of the Board.
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

•	Audit Committee. The Audit Committee oversees the policies and management activities relating to our financial reporting and internal and external audit.

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

•
Enterprise Risk Management Committee. The Enterprise Risk Management Committee (the "ERMC") oversees the Company's enterprise-wide risk management framework, including evaluating management's identification and assessment of the significant risks and the related infrastructure to address such risks and monitors the Company's compliance with its risk appetite and risk limit structures and effective remediation of non-compliance on an ongoing, enterprise-wide, and individual entity basis. The ERMC also oversees policies and management activities relating to operational, regulatory, legal and compliance risks. The ERMC does not duplicate the risk oversight of the Board's other committees, but rather helps ensure end-to-end understanding and oversight of all risk issues in one Board committee and enhances the Board's and management's understanding of the Company's aggregate enterprise-wide risk profile.

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

The Chief Credit Officer’s primary responsibilities include directing the activities of the credit risk management function as it relates to the loan portfolio, overseeing loan portfolio performance, ensuring compliance with regulatory requirements and the Company's established credit policies, standards and limits, determining the reasonableness of our allowance for loan losses, reviewing and approving large credit exposures and delegating credit approval authorities. Senior credit administrators who oversee the lines of business have both transaction approval authority and governance authority for the approval of procedures within established policies, standards and limits. The Chief Credit Officer's role also includes direct oversight of appraisal and environmental functions. The Chief Credit Officer reports directly to the Chief Executive Officer.

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

The loan review department's primary responsibility includes the review of our loan portfolios to provide an independent assessment of credit quality, portfolio oversight and credit management, including accuracy of loan grading. Loan review also conducts targeted credit-related reviews and credit process reviews at the request of the Board and management and reviews a sample of newly originated loans for compliance with closing conditions and accuracy of loan grades. Loan review reports directly to the Credit Committee and administratively to the Chief Credit Officer.

Credit limits for capital markets counterparties, including derivative counterparties, are defined in the Company's Counterparty Risk policy, which is reviewed annually by the Bank Loan Committee, with final approval by the Board Credit Committee. The treasury function is responsible for directing the activities related to securities and derivative portfolios, including overseeing derivative portfolio performance and ensuring compliance with established credit policies, standards and limits. The Chief Investment Officer and Treasurer reports directly to both the Chief Executive Officer and Chief Financial Officer.

Appraisal Policy

An integral part of our credit risk management process is the valuation of the collateral supporting the loan portfolio, which is primarily comprised of loans secured by real estate. We maintain a Board-approved appraisal policy for real estate appraisals that conforms to the Uniform Standards of Professional Appraisal Practice and FDIC regulatory requirements. Our Chief Appraiser, who is independent of the business units, is responsible for maintaining the appraisal policy and recommending changes to the policy subject to Loan Committee and Credit Committee approval.

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

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $15.7 million, or 0.23% of total assets at December 31, 2017, compared to $25.8 million, or 0.41% of total assets at December 31, 2016. Nonaccrual loans of $15.0 million, or 0.33% of total loans at December 31, 2017, decreased $5.5 million, or 26.8%, from $20.5 million, or 0.53% of total loans at December 31, 2016. Net recoveries in 2017 were $3.1 million compared with net recoveries of $505 thousand in 2016 and net recoveries of $2.0 million in 2015.

At December 31, 2017, our loans held for investment portfolio, net of the allowance for loan losses, was $4.51 billion, an increase of $687.4 million from December 31, 2016. The allowance for loan losses was $37.8 million, or 0.83% of loans held for investment, compared to $34.0 million, or 0.88% of loans held for investment at December 31, 2016.

The Company recorded a provision for credit losses of $750 thousand for the year ended December 31, 2017 compared to a $4.1 million of provision for credit losses for the year ended December 31, 2016 and a $6.1 million provision for credit losses for the year ended December 31, 2015. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

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

	At December 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$78,696	(3)	$80,904	$—
Loans with an allowance recorded	5,150		5,288	289
Total	$83,846	(1)	$86,192	$289

	At December 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,723		$92,431	$—
Loans with an allowance recorded	3,785		3,875	379
Total	$90,508	(1)	$96,306	$379

	At December 31, 2015
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$90,547		$94,058	$—
Loans with an allowance recorded	3,126		3,293	567
Total	$93,673	(1)	$97,351	$567

(1)	Includes $69.6 million, $73.1 million and $74.7 million in single family performing troubled debt restructurings ("TDRs") at December 31, 2017, 2016 and 2015, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $231 thousand of fair value option loans.

The Company had 335 impaired loan relationships totaling $83.8 million at December 31, 2017 and 282 impaired loan relationships totaling $90.5 million at December 31, 2016. Included in the total impaired loan relationship amounts were 297 single family TDR loan relationships totaling $72.0 million at December 31, 2017 and 239 single family TDR relationships totaling $76.0 million at December 31, 2016. The increase in the number of impaired loan relationships at December 31, 2017 from 2016 was primarily due to an increase in the number of single family impaired loans. At December 31, 2017, there were 286 single family impaired relationships totaling $69.6 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $46.7 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2017 was $89.8 million, compared to $94.4 million for the year ended December 31, 2016. Impaired loans of $5.2 million and $3.8 million had a valuation allowance of $289 thousand and $379 thousand at December 31, 2017 and 2016, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2017			2016			2015
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$9,412	24.1%	30.4%	$8,196	23.2%	27.8%	$8,942	29.2%	36.9%
Home equity and other	7,081	18.1	10.0	6,153	17.4	9.4	4,620	15.1	8.0
	16,493	42.2	40.4	14,349	40.6	37.2	13,562	44.3	44.9
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	12.1	13.8	4,481	12.7	15.4	3,594	11.7	13.9
Multifamily	3,895	10.0	16.1	3,086	8.8	17.6	1,194	3.9	13.3
Construction/land development	8,677	22.2	15.2	8,553	24.3	16.6	9,271	30.2	18.2
	17,327	44.3	45.1	16,120	45.8	49.6	14,059	45.8	45.4
Commercial and industrial loans
Owner occupied commercial real estate	2,960	7.5	8.7	2,199	6.2	7.4	1,253	4.1	4.9
Commercial business	2,336	6.0	5.9	2,596	7.4	5.8	1,785	5.8	4.8
	5,296	13.5	14.5	4,795	13.6	13.2	3,038	9.9	9.7
Total allowance for credit losses	$39,116	100.0%	100.0%	$35,264	100.0%	100.0%	$30,659	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At December 31, 2017
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$69,555	280	$2,451	11	$72,006	291
Home equity and other	1,254	16	36	2	1,290	18
	70,809	296	2,487	13	73,296	309
Commercial real estate loans
Multifamily	507	1	—	—	507	1
Construction/land development	454	1	—	—	454	1
	961	2	—	—	961	2
Commercial and industrial loans
Owner occupied commercial real estate	876	1	—	—	876	1
Commercial business	377	3	62	1	439	4
	1,253	4	62	1	1,315	5
	$73,023	302	$2,549	14	$75,572	316

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $46.7 million at December 31, 2017.

	At December 31, 2016
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$73,147	229	$2,885	10	$76,032	239
Home equity and other	1,247	18	216	3	1,463	21
	74,394	247	3,101	13	77,495	260
Commercial real estate loans
Multifamily	508	1	—	—	508	1
Construction/land development	1,186	1	707	1	1,893	2
	1,694	2	707	1	2,401	3
Commercial and industrial loans
Owner occupied commercial real estate	—	—	933	1	933	1
Commercial business	493	4	133	1	626	5
	493	4	1,066	2	1,559	6
	$76,581	253	$4,874	16	$81,455	269

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $35.1 million at December 31, 2016.

	At December 31, 2015
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$74,685	213	$2,452	11	$77,137	224
Home equity and other	1,340	20	271	4	1,611	24
	76,025	233	2,723	15	78,748	248
Commercial real estate loans
Multifamily	3,014	2	—	—	3,014	2
Construction/land development	3,714	3	—	—	3,714	3
	6,728	5	—	—	6,728	5
Commercial and industrial loans
Owner occupied commercial real estate	—	—	1,023	1	1,023	1
Commercial business	1,658	4	185	1	1,843	5
	1,658	4	1,208	2	2,866	6
	$84,411	242	$3,931	17	$88,342	259

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $29.6 million at December 31, 2015.

The increase in the number of TDR loan relationships at December 31, 2017 from 2016 and 2015 was primarily due to an increase in the number of single family loan TDRs. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. At December 31, 2017 and 2016 and 2015, the Company had no unfunded commitments related to TDR loans.

	At December 31,
(in thousands)	2017	2016	2015	2014	2013

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$11,091	$12,717	$12,119	$8,368	$8,861
Home equity and other	1,404	1,571	1,576	1,526	1,846
	12,495	14,288	13,695	9,894	10,707
Commercial real estate loans
Non-owner occupied commercial real estate	—	871	—	193	3,200
Multifamily	302	337	119	—	—
Construction/land development	78	1,376	339	—	—
	380	2,584	458	193	3,200
Commercial and industrial loans
Owner occupied commercial real estate	640	1,256	2,341	4,650	9,057
Commercial business	1,526	2,414	674	1,277	2,743
	2,166	3,670	3,015	5,927	11,800
Total loans on nonaccrual	15,041	20,542	17,168	16,014	25,707
Other real estate owned	664	5,243	7,531	9,448	12,911
Total nonperforming assets	$15,705	$25,785	$24,699	$25,462	$38,618
Loans 90 days or more past due and accruing (2)	$37,171	$40,846	$36,612	$34,987	$46,811
Accruing TDR loans	$73,023	$76,581	$84,411	$107,815	$101,905
Nonaccrual TDR loans	2,549	4,874	3,931	4,110	4,731
Total TDR loans	$75,572	$81,455	$88,342	$111,925	$106,636
Allowance for loan losses as a percent of nonaccrual loans	251.63%	165.52%	170.54%	137.51%	93.00%
Nonaccrual loans as a percentage of total loans	0.33%	0.53%	0.53%	0.75%	1.36%
Nonperforming assets as a percentage of total assets	0.23%	0.41%	0.50%	0.72%	1.26%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.5 million, $2.2 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At December 31, 2017
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$10,493	$4,437	$11,091	$37,171	(1)	$63,192	$664
Home equity and other	750	20	1,404	—		2,174	—
	11,243	4,457	12,495	37,171		65,366	664
Commercial real estate loans
Multifamily	—	—	302	—		302	—
Construction/land development	641	—	78	—		719	—
	641	—	380	—		1,021	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	640	—		640	—
Commercial business	377	—	1,526	—		1,903	—
	377	—	2,166	—		2,543	—
Total	$12,261	$4,457	$15,041	$37,171		$68,930	$664

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At December 31, 2017, these past due loans totaled $37.2 million.

	At December 31, 2016
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$4,310	$5,459	$12,717	$40,846	(1)	$63,332	$2,133
Home equity and other	251	442	1,571	—		2,264	—
	4,561	5,901	14,288	40,846		65,596	2,133
Commercial real estate loans
Non-owner occupied commercial real estate	23	—	871	—		894	—
Multifamily	—	—	337	—		337	—
Construction/land development	—	—	1,376	—		1,376	2,712
	23	—	2,584	—		2,607	2,712
Commercial and industrial loans
Owner occupied commercial real estate	48	205	1,256	—		1,509	398
Commercial business	202	—	2,414	—		2,616	—
	250	205	3,670	—		4,125	398
Total	$4,834	$6,106	$20,542	$40,846		$72,328	$5,243

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. At December 31, 2016, these past due loans totaled $40.8 million.

	At December 31, 2015
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$7,098	$3,537	$12,119	$36,595	(1)	$59,349	$301
Home equity and other	1,095	398	1,576	—		3,069	—
	8,193	3,935	13,695	36,595		62,418	301
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—		—	4,071
Multifamily	—	—	119	—		119	—
Construction/land development	77	—	339	—		416	3,159
	77	—	458	—		535	7,230
Commercial and industrial loans
Owner occupied commercial real estate	233	—	2,341	—		2,574	—
Commercial business	—	—	675	17		692	—
	233	—	3,016	17		3,266	—
Total	$8,503	$3,935	$17,169	$36,612		$66,219	$7,531

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status as they have little to no risk of loss. At December 31, 2015, these past due loans totaled $36.6 million.

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2017
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	1.9%
<		500		0.1%
500		549		0.1%
550		599		0.5%
600		649		4.1%
650		699		13.1%
700		749		30.8%
750		>		49.4%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2016
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	2.5%
<		500		—%
500		549		0.1%
550		599		0.7%
600		649		4.8%
650		699		16.0%
700		749		28.6%
750		>		47.2%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

Loan Underwriting Standards

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower’s credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages their current and prior debts, documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals or evaluations in accordance with our appraisal policy. A borrower's ability to repay the loan is based on several factors, including employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value and debt-to-income ratios, amount of liquid financial reserves, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices and demand and levels of unemployment.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At December 31, 2017, no advances were outstanding against this line.

Historically, the main cash outflows have been distributions to shareholders, interest and principal payments to creditors and payments of operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We do not currently pay a dividend and our most recent special dividend to shareholders was declared during the first quarter of 2014. We are generally deploying our capital toward strategic growth, and at this time our Board of Directors has not authorized the payment of a dividend.

HomeStreet Capital

HomeStreet Capital generates positive cash flow from its servicing fee income on the DUS® portfolio, net of its costs to service the DUS® portfolio. Additional uses are HomeStreet Capital's costs to purchase the servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS® lenders such as HomeStreet Capital are set by Fannie Mae. HomeStreet Capital's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2017, our primary liquidity ratio was 18.1% compared with 31.2% at December 31, 2016 and 25.4% at December 31, 2015.

At December 31, 2017, 2016 and 2015, the Bank had available borrowing capacity of $579.2 million, $282.8 million and $320.4 million, respectively, from the FHLB, and $331.5 million, $292.1 million and $382.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the years ended December 31, 2017, 2016 and 2015, cash and cash equivalents increased $18.8 million, increased $21.2 million and increased $2.2 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2017, net cash of $160.6 million was provided by operating activities, as our cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2016, net cash of $44.8 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale of loans held for sale. For the year ended December 31, 2015, net cash of $8.3 million was provided by operating activities, as our net income exceeded the net amount of cash used to fund loans held for sale production and proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the year ended December 31, 2017, net cash of $556.2 million was used in investing activities, primarily due to $998.6 million cash used for the origination of portfolio loans net of principal repayments and $368.1 million of cash used for the purchase of investment securities, and $42.3 million used for the purchase of property and equipment, partially offset by $397.5 million from proceeds from sale of investment securities, $324.7 million proceeds from sale of loans held for investment and $105.8 million from principal repayments. For the year ended December 31, 2016, net cash of $819.3 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $153.5 million from proceeds from sale of loans originated as held for investment and $112.2 million from principal repayments and maturities of investment securities. For the year ended December 31, 2015, net cash of $418.3 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $132.4 million of net cash received from acquisitions, primarily from the Simplicity merger.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2017, net cash of $414.4 million was provided by financing activities, primarily resulting from a $309.8 million growth in deposits and $111.0 million net proceeds from FHLB advances. For the year ended December 31, 2016, net cash of $885.3 million was provided by financing activities, primarily resulting from a $919.5 million growth in deposits, $58.7 million net proceeds from our equity offering and $63.2 million in net proceeds from our senior note offering, partially offset by $164.0 million from net repayments of FHLB advances. For the year ended December 31, 2015, net cash of $412.2 million was provided by financing activities, primarily resulting from net proceeds of $355.0 million of FHLB advances and a $111.9 million growth in deposits.

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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital that was subject to a three year phase-in period that began on January 1, 2016 and would have been fully phased-in on January 1, 2019 at 2.5% above the required common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. However in 2017, the FDIC issued a final rule to extend the 2017 transition provision on a go-forward basis, so the full phase in has been halted. The required phase-in capital conservation buffer during 2017 was 0.625%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At December 31, 2017, our capital conservation buffers for the Company and the Bank were 3.61% and 6.02%, respectively.
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
Certain calculations under the rules related to deductions from capital had phase-in periods through 2017. Specifically, the capital treatment of mortgage servicing rights was to be phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

•
MSRs in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity. The disallowable portion of MSRs was phased in incrementally (40% in 2015; 60% in 2016; 80% in 2017 and beyond).

•
In addition, the combined balance of MSRs and deferred tax assets is limited to approximately 15% of the Bank’s and the Company’s common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold.

•	Any portion of the Bank’s and the Company’s MSRs that are not deducted from the calculation of common equity Tier 1 are subject to a 100% risk weight.
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
At December 31, 2017, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank for the December 31, 2017, 2016 and 2015 respectively, under Basel III.

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity risk-based capital (to risk-weighted assets)	$649,864	13.22%	$221,201	4.5%	$319,512	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	$649,864	13.22%	$294,935	6.0%	$393,246	8.0%
Total risk-based capital (to risk-weighted assets)	$688,981	14.02%	$393,246	8.0%	$491,558	10.0%

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity risk-based capital (to risk-weighted assets)	$555,120	9.86%	$253,293	4.5%	$365,868	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	$614,624	10.92%	$337,724	6.0%	$450,299	8.0%
Total risk-based capital (to risk-weighted assets)	$653,741	11.61%	$450,299	8.0%	$562,873	10.0%

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity risk-based capital (to risk-weighted assets)	$635,988	13.92%	$205,615	4.5%	$297,000	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	$635,988	13.92%	$274,154	6.0%	$365,538	8.0%
Total risk-based capital (to risk-weighted assets)	$671,252	14.69%	$365,538	8.0%	$456,923	10.0%

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity risk-based capital (to risk-weighted assets)	$550,510	10.54%	$234,965	4.5%	$339,395	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	$608,988	11.66%	$313,287	6.0%	$417,716	8.0%
Total risk-based capital (to risk-weighted assets)	$644,252	12.34%	$417,716	8.0%	$522,146	10.0%

	At December 31, 2015
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$455,101	9.46%	$192,428	4.0%	$240,536	5.0%
Common equity risk-based capital (to risk-weighted assets)	$455,101	13.04%	$157,074	4.5%	$226,885	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	$455,101	13.04%	$209,432	6.0%	$279,243	8.0%
Total risk-based capital (to risk-weighted assets)	$485,761	13.92%	$279,243	8.0%	$349,054	10.0%

	At December 31, 2015
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$480,038	9.95%	$193,025	4.0%	$241,281	5.0%
Common equity risk-based capital (to risk-weighted assets)	$423,005	10.52%	$180,912	4.5%	$261,317	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	$480,038	11.94%	$241,216	6.0%	$321,621	8.0%
Total risk-based capital (to risk-weighted assets)	$510,697	12.70%	$321,621	8.0%	$402,026	10.0%

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

Operational Risk Management

Operational risk is defined as the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, misconduct or errors, and adverse external events. Each line of business and the departments supporting the lines of business (collectively referred to as “business lines”) have primary responsibility for identifying, monitoring, controlling and escalating their operational risks. In addition, independent risk management functions, such as our enterprise risk management, risk and regulatory affairs, Bank Secrecy Act, quality control, and legal departments provide support to the business lines as they develop and implement operational risk management practices specific to their needs and escalate enterprise-wide operational risks to senior management and the Board. Our internal audit department provides independent assurance on the strength of operational risk controls and compliance with Company policies and procedures. Additionally, we maintain adequate change management, business resumption and data and customer information security processes. We also maintain a code of conduct with periodic training, setting a “tone from the top” that articulates a strong focus on compliance and ethical standards and a zero tolerance approach to unethical or fraudulent behavior.

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

To mitigate our compliance risk, and as part of a comprehensive Risk Management System, the Bank is in the process of developing and implementing a Compliance Management System (CMS) which is designed to meet the heightened standards for risk governance framework adopted by the federal banking regulators. The Bank has implemented a “three lines of defense” model: business lines have primary responsibility for identifying, monitoring and controlling compliance risks, then reporting on those compliance risks to the corporate compliance department, which is our second line of defense. The second line is responsible for providing advice to the business lines, as well as assessing, testing and reporting on the status of the Bank’s compliance and identified compliance risks to our senior management and the Board of Directors. Our Internal Audit Department serves as the third line of defense, providing independent assurance on the strength of compliance risk controls and compliance with applicable laws and regulations, as well as compliance with Company policies and procedures. The Chief Audit Officer reports to the audit committees of the Board of Directors of HomeStreet and the Bank.
We are still in the process of implementing the heightened standards required for banks with assets over $10 billion as we are not yet at that level but anticipate that we will grow to that size in the next several years. As the Bank continues to grow, our regulators may require us, or we may determine in response to perceived regulatory expectations, to comply with these heightened standards more completely, or to take actions to prepare for compliance, even before the Bank’s total assets equal or exceed $10 billion. In preparation for meeting those heightened standards, we have hired an experienced Chief Compliance Officer and additional compliance personnel, and we are designing and implementing additional compliance systems and internal controls.

In addition to the CMS, the Bank’s Risk Management System includes a Bank Secrecy Act (BSA) department responsible for designing and implementing processes to support business line efforts meet the requirements of BSA and anti-money laundering (AML) regulations of the Department of Treasury, the Internal Revenue Service and the Office of Foreign Assets Control (OFAC) relating to combatting money laundering, terrorist financing, tax evasion and other financial crimes. As with the CMS requirements, the BSA, AML and OFAC systems being designed and implemented are intended to meet the heightened standards applicable to banks with more than $10 billion in assets. To date, the BSA department has implemented processes to identify, measure, monitor, control, and manage compliance risk as outlined within applicable BSA, AML, and OFAC requirements, and has recently separated the oversight of BSA compliance from the compliance department itself, adding a BSA Officer who reports to the Chief Risk Officer and reorganizing distributed BSA responsibilities under the BSA Officer. We are continuing to assess the adequacy of BSA resources and we are designing and implementing additional BSA compliance systems and internal controls required by the heightened standards for banks with over $10 billion in assets.
Additionally, Corporate Compliance, BSA, and the Company’s senior management have established tracking processes for monitoring the status of pending regulations and implementing regulatory requirements as they are published and become effective.

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

Our price and interest rate risks are managed by the Bank’s Asset/Liability Management Committee ("ALCO"), a management committee that identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Investment Officer, acting as the chair, the Chief Executive Officer, Chief Financial Officer and other members of management. The committee meets monthly and is responsible for:

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2017
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$72,718	$—	$—	$—	$—	$—	$—	$72,718
FHLB Stock	—	—	—	—	—	46,639	—	46,639
Investment securities(1)	37,240	35,978	46,017	210,030	135,838	439,201	—	904,304
Mortgage loans held for sale	607,445	67	136	598	689	1,967	—	610,902
Loans held for investment(1)	1,398,210	323,288	514,689	970,991	585,363	713,925	—	4,506,466
Total interest-earning assets	2,115,613	359,333	560,842	1,181,619	721,890	1,201,732	—	6,141,029
Non-interest-earning assets	—	—	—	—	—	—	601,012	601,012
Total assets	$2,115,613	$359,333	$560,842	$1,181,619	$721,890	$1,201,732	$601,012	$6,742,041
Interest-bearing liabilities:
NOW accounts(2)	$461,349	$—	$—	$—	$—	$—	$—	$461,349
Statement savings accounts(2)	293,858	—	—	—	—	—	—	293,858
Money market accounts(2)	1,834,154	—	—	—	—	—	—	1,834,154
Certificates of deposit	395,769	271,297	237,928	255,139	30,555	1	—	1,190,689
FHLB advances	933,611	—	30,000	10,000	—	5,590	—	979,201
Long-term debt(3)	60,274	—	—	—	—	65,000	—	125,274
Total interest-bearing liabilities	3,979,015	271,297	267,928	265,139	30,555	70,591	—	4,884,525
Non-interest bearing liabilities	—	—	—	—	—	—	1,153,136	1,153,136
Equity	—	—	—	—	—	—	704,380	704,380
Total liabilities and shareholders’ equity	$3,979,015	$271,297	$267,928	$265,139	$30,555	$70,591	$1,857,516	$6,742,041
Interest sensitivity gap	$(1,863,402)	$88,036	$292,914	$916,480	$691,335	$1,131,141
Cumulative interest sensitivity gap	$(1,863,402)	$(1,775,366)	$(1,482,452)	$(565,972)	$125,363	$1,256,504
Cumulative interest sensitivity gap as a percentage of total assets	(28)%	(26)%	(22)%	(8)%	2%	19%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	53%	58%	67%	88%	103%	126%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2017, the Bank’s cumulative interest sensitivity gap was positive, resulting in an asset-sensitive position. Therefore, net interest income would be expected to rise in the long term if interest rates were to rise without changing the slope of the yield curve. The Bank is liability-sensitive in the “three months or less” period which generally indicates that net interest income would be expected to fall in the short term if interest rates were to rise, though deposit interest rate increases generally lag market rate increases.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2017 and 2016 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2017		December 31, 2016
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(0.5)%	(8.2)%	2.8%	(6.2)%
+100	(0.2)	(4.2)	1.4	(3.1)
-100	1.9	(0.9)	1.1	(3.5)
-200	2.3%	(4.8)%	(2.8)%	(5.6)%

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

At December 31, 2017, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. Since December 31, 2016, the interest rate sensitivity of the Company’s assets and liabilities both decreased, with a greater decrease in the interest rate sensitivity of the Company’s liabilities. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

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

The following table presents the financial instruments classified as derivatives.

	At December 31, 2017
	Notional amount	Fair value
(in thousands)		Asset derivatives	Liability derivatives
Forward sale commitments	$1,687,658	$1,311	$(1,445)
Interest rate swaptions	120,000	—	—
Interest rate lock commitments	472,733	12,950	(25)
Interest rate swaps	1,869,000	12,172	(23,654)
Eurodollar Futures	3,287,000	—	(101)
	$7,436,391	$26,433	$(25,225)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of HomeStreet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 6, 2018

We have served as the Company’s auditor since 2013.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2017	2016

ASSETS
Cash and cash equivalents (including interest-earning instruments of $30,268 and $34,615)	$72,718	$53,932
Investment securities (includes $846,268 and $993,990 carried at fair value)	904,304	1,043,851
Loans held for sale (includes $577,313 and $656,334 carried at fair value)	610,902	714,559
Loans held for investment (net of allowance for loan losses of $37,847 and $34,001; includes $5,477 and $17,988 carried at fair value)	4,506,466	3,819,027
Mortgage servicing rights (includes $258,560 and $226,113 carried at fair value)	284,653	245,860
Other real estate owned	664	5,243
Federal Home Loan Bank stock, at cost	46,639	40,347
Premises and equipment, net	104,654	77,636
Goodwill	22,564	22,175
Other assets	188,477	221,070
Total assets	$6,742,041	$6,243,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,760,952	$4,429,701
Federal Home Loan Bank advances	979,201	868,379
Accounts payable and other liabilities	172,234	191,189
Long-term debt	125,274	125,147
Total liabilities	6,037,661	5,614,416
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,888,288 shares and 26,800,183 shares	511	511
Additional paid-in capital	339,009	336,149
Retained earnings	371,982	303,036
Accumulated other comprehensive loss	(7,122)	(10,412)
Total shareholders' equity	704,380	629,284
Total liabilities and shareholders' equity	$6,742,041	$6,243,700

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share data)	2017	2016	2015

Interest income:
Loans	$215,363	$190,667	$152,621
Investment securities	21,753	18,394	11,590
Other	567	476	903
	237,683	209,537	165,114
Interest expense:
Deposits	23,912	19,009	11,801
Federal Home Loan Bank advances	12,589	6,030	3,668
Federal funds purchased and securities sold under agreements to repurchase	5	4	8
Long-term debt	6,067	4,043	1,104
Other	672	402	195
	43,245	29,488	16,776
Net interest income	194,438	180,049	148,338
Provision for credit losses	750	4,100	6,100
Net interest income after provision for credit losses	193,688	175,949	142,238
Noninterest income:
Net gain on loan origination and sale activities	255,876	307,313	236,388
Loan servicing income	35,384	33,059	24,250
Income from WMS Series LLC	598	2,333	1,624
Depositor and other retail banking fees	7,221	6,790	5,881
Insurance agency commissions	1,904	1,619	1,682
Gain on sale of investment securities available for sale	489	2,539	2,406
Bargain purchase gain	—	—	7,726
Other	10,682	5,497	1,280
	312,154	359,150	281,237
Noninterest expense:
Salaries and related costs	293,870	303,354	240,587
General and administrative	65,036	63,206	56,821
Amortization of core deposit intangibles	1,710	2,166	1,924
Legal	1,410	1,867	2,807
Consulting	3,467	4,958	7,215
Federal Deposit Insurance Corporation assessments	3,279	3,414	2,573
Occupancy	38,268	30,530	24,927
Information services	33,143	33,063	29,054
Net (benefit) cost from operation and sale of other real estate owned	(530)	1,764	660
	439,653	444,322	366,568
Income before income taxes	66,189	90,777	56,907
Income tax (benefit) expense	(2,757)	32,626	15,588
NET INCOME	$68,946	$58,151	$41,319
Basic income per share	$2.57	$2.36	$1.98
Diluted income per share	$2.54	$2.34	$1.96
Basic weighted average number of shares outstanding	26,864,657	24,615,990	20,818,045
Diluted weighted average number of shares outstanding	27,092,019	24,843,683	21,059,201
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2017	2016	2015

Net income	$68,946	$58,151	$41,319
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the year, net of tax expense (benefit) of $1,942, $(3,400) and $(713)	3,607	(6,313)	(1,325)
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $172, $889 and $(264)	(317)	(1,650)	(2,670)
Other comprehensive income (loss)	3,290	(7,963)	(3,995)
Comprehensive income	$72,236	$50,188	$37,324

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 31, 2014	14,856,611	$511	$96,615	$203,566	$1,546	$302,238
Net income	—	—	—	41,319	—	41,319
Share-based compensation expense	—	—	1,267	—	—	1,267
Common stock issued	7,219,923	—	124,446	—	—	124,446
Other comprehensive loss	—	—	—	—	(3,995)	(3,995)
Balance, December 31, 2015	22,076,534	511	222,328	244,885	(2,449)	465,275
Net income	—	—	—	58,151	—	58,151
Share-based compensation expense	—	—	1,788	—	—	1,788
Common stock issued	4,723,649	—	112,033	—	—	112,033
Other comprehensive loss	—	—	—	—	(7,963)	(7,963)
Balance, December 31, 2016	26,800,183	511	336,149	303,036	(10,412)	629,284
Net income		—		68,946		68,946
Share-based compensation expense		—	2,502	—		2,502
Common stock issued	88,105	—	358	—		358
Other comprehensive income		—		—	3,290	3,290
Balance, December 31, 2017	26,888,288	$511	$339,009	$371,982	$(7,122)	$704,380

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,946	$58,151	$41,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	22,645	15,667	14,877
Provision for credit losses	750	4,100	6,100
Net fair value adjustment and gain on sale of loans held for sale	(218,331)	(268,104)	9,632
Fair value adjustment of loans held for investment	(1,030)	(354)	2,000
Origination of mortgage servicing rights	(78,412)	(90,520)	(76,417)
Change in fair value of mortgage servicing rights	36,615	13,280	27,483
Net gain on sale of investment securities	(489)	(2,539)	(2,406)
Net gain on sale of loans originated as held for investment	(4,600)	(2,607)	(456)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(383)	1,767	176
Loss on disposal of fixed assets	215	253	61
Loss on lease abandonment	5,054	—	—
Net deferred income tax (benefit) expense	(2,094)	31,490	16,389
Share-based compensation expense	2,856	2,062	1,060
Bargain purchase gain	—	—	(7,726)
Origination of loans held for sale	(7,763,844)	(9,169,488)	(7,265,622)
Proceeds from sale of loans originated as held for sale	8,084,916	9,379,720	7,243,990
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other assets	27,711	(60,946)	(12,151)
(Decrease) increase in accounts payable and other liabilities	(19,957)	43,255	10,002
Net cash provided by (used in) operating activities	160,568	(44,813)	8,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(368,071)	(743,861)	(247,713)
Proceeds from sale of investment securities	397,492	164,429	112,259
Principal repayments and maturities of investment securities	105,801	112,245	36,798
Proceeds from sale of other real estate owned	6,105	5,672	6,110
Proceeds from sale of loans originated as held for investment	324,745	153,518	34,111
Proceeds from sale of mortgage servicing rights	—	—	4,325
Mortgage servicing rights purchased from others	(565)	—	(9)
Capital expenditures related to other real estate owned	(57)	(720)	—
Origination of loans held for investment and principal repayments, net	(998,638)	(609,981)	(476,062)
Proceeds from sale of property and equipment	—	1,148	—
Purchase of property and equipment	(42,286)	(24,482)	(20,560)
Net cash acquired from acquisitions	19,285	122,760	132,407
Net cash used in investing activities	(556,189)	(819,272)	(418,334)

	Years Ended December 31,
(in thousands)	2017	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$309,798	$919,497	$111,906
Proceeds from Federal Home Loan Bank advances	10,972,200	14,734,636	10,618,900
Repayment of Federal Home Loan Bank advances	(10,861,200)	(14,898,636)	(10,263,900)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	875,166	64,804	82,204
Repayment of federal funds purchased and securities sold under agreements to repurchase	(875,166)	(64,804)	(132,204)
Proceeds from Federal Home Loan Bank stock repurchase	187,766	284,662	153,657
Purchase of Federal Home Loan Bank stock	(194,058)	(279,436)	(158,565)
Proceeds from debt issuance, net	(65)	63,184	—
(Payments) proceeds from equity raise, net	(45)	58,713	—
Proceeds from stock issuance, net	11	2,713	178
Excess tax benefit related to the exercise of stock options	—	—	29
Net cash provided by financing activities	414,407	885,333	412,205
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,786	21,248	2,182
CASH AND CASH EQUIVALENTS:
Beginning of year	53,932	32,684	30,502
End of period	$72,718	$53,932	$32,684
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$42,889	$28,672	$16,647
Federal and state income taxes (refunded) paid , net	(21,885)	14,441	11,328
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	1,125	2,056	4,396
Loans transferred from held for investment to held for sale	419,494	169,745	76,178
Loans transferred from held for sale to held for investment	100,049	12,311	25,668
Ginnie Mae loans recognized with the right to repurchase, net	3,534	6,775	7,857
Simplicity acquisition:
Assets acquired, excluding cash acquired	—	—	738,279
Liabilities assumed	—	—	718,916
Bargain purchase gain	—	—	7,345
Common stock issued	—	—	124,214
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	—	165,786	—
Liabilities assumed	—	141,267	—
Goodwill	—	8,360	—
Common stock issued	$—	$50,373	$—

See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the “Company”) is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the “Bank”), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of a change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $4.4 million and $4.0 million at December 31, 2017 and 2016, respectively, is included in cash and cash equivalents for FNMA DUS pledged securities and related reserves. In addition, restricted cash of $1.2 million and $2.4 million at December 31, 2017 and 2016, respectively, is included in accounts receivable and other assets for reinsurance-related reserves.

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

Multifamily and SBA loans held for sale are accounted for at the lower of amortized cost or fair value. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in earnings at the time of sale.

Loans Held for Investment
Loans held for investment are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Deferred fees and costs and premiums and discounts are amortized over the contractual terms of the underlying loans using the constant effective yield (the interest method) or straight-line method. Interest on loans is accrued and recognized as interest income at the contractual rate of interest. A determination is made as of the loan commitment date as to whether a loan will be held for sale or held for investment. This determination is based primarily on the type of loan or loan program and its related profitability characteristics.
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

Commercial Loan Portfolio Segment

The commercial loan portfolio segment is comprised of the commercial real estate, non-owner occupied, multifamily residential, construction/land development, owner occupied and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower’s and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.

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

Mortgage Servicing Rights

We initially record all mortgage servicing rights ("MSRs") at fair value. For subsequent measurement of MSRs, accounting standards permit the election of either fair value or the lower of amortized cost or fair value. Management has elected to account for single family MSRs at fair value during the life of the MSR, with changes in fair value recorded through current period earnings. Fair value adjustments encompass market-driven valuation changes as well as modeled amortization involving the run-off of value that occurs due to the passage of time as individual loans are paid by borrowers. We account for multifamily and SBA MSRs at the lower of amortized cost or fair value.

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

Investment in WMS Series LLC

HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), a wholly owned and consolidated subsidiary of the Bank, has an affiliated business arrangement with Windermere Real Estate, WMS Series Limited Liability Company ("WMS LLC"). The Company and Windermere Real Estate each have 50% joint control over the governance of WMS LLC. The operations of WMS LLC, which is subdivided into 28 individual operating series, are recorded using the equity method of accounting. The Company recognizes its proportionate share of the results of operations of WMS LLC as income from WMS Series LLC in noninterest income within the Company's consolidated statements of operations.

Equity method investment income from WMS LLC was $598 thousand, $2.7 million, and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s investment in WMS LLC was $2.0 million and $2.7 million, which is included in accounts receivable and other assets at December 31, 2017 and 2016, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income/(loss) of $844 thousand, $370 thousand, and $(960) thousand for the years ended December 31, 2017, 2016 and 2015, respectively. Income related to WMS LLC, including equity method investment income, is classified as income from WMS Series LLC in noninterest income within the consolidated statements of operations.

The Company purchased $574.3 million, $589.2 million and $616.9 million of single family mortgage loans from WMS LLC for the years ended December 31, 2017, 2016 and 2015, respectively. The Company provides a $25.0 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $6.1 million and $6.9 million at December 31, 2017, and 2016, respectively. The highest outstanding balance of the secured line of credit was $13.0 million and $17.0 million during 2017 and 2016, respectively. The line of credit matures July 1, 2018.

Premises and Equipment

Furniture and equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization and depreciated or amortized over the shorter of the useful life of the related asset or the term of the lease, generally 3 to 39 years, using the straight-line method. Management periodically evaluates furniture and equipment and leasehold improvements for impairment.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2017 or 2016, nor was any goodwill written off due to impairment during 2017, 2016 or 2015.

Changes in the carrying amount of goodwill are detailed in the following table:

(in thousands)
Goodwill balance at December 31, 2015	$11,521
Acquisitions	10,654
Goodwill balance at December 31, 2016	22,175
Acquisitions	389
Goodwill balance at December 31, 2017	$22,564

Trust Preferred Securities

Trust preferred securities allow investors the ability to invest in junior subordinated debentures of the Company, which provide the Company with long-term financing. The transaction begins with the formation of a Variable Interest Entity ("VIE") established as a trust by the Company. This trust issues two classes of securities: common securities, all of which are purchased and held by the Company and recorded in other assets on the consolidated statements of financial position, and trust preferred securities, which are sold to third-party investors. The trust holds subordinated debentures (debt) issued by the Company, which the Company records in long-term debt on the consolidated statement of financial position. The trust finances the purchase of the subordinated debentures with the proceeds from the sale of its common and preferred securities.

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

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings. For fair value hedges that are de-designated, the net gain or loss on the underlying transactions being hedged is amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the consolidated statements of operations. As of December 31, 2017, the Company had no derivatives that were designated as fair value hedges or cash flow hedges.

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

The Company sells multifamily loans through the Fannie Mae Delegated Underwriting and Servicing Program ("DUS"®) (DUS® is a registered trademark of Fannie Mae). that are subject to a credit loss sharing arrangement. The Company may also from time to time sell loans with recourse. When loans are sold with recourse or subject to a loss sharing arrangement, a liability is recorded based on the estimated fair value of the obligation under the accounting guidance for guarantees. These liabilities are included within other liabilities. See Note 13, Commitments, Guarantees, and Contingencies.

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

Advertising Expense
Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $6.8 million, $7.4 million and $8.5 million in advertising expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Recent Accounting Developments

In February 2018 the Financial Accounting Standards Board ('"FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Update does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In August 2017 the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements. Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In March 2017 the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.
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
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force. This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. Management does not anticipate that this guidance will have a material impact on the Company's consolidated financial statements.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU simplifies the accounting for sale and leaseback transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application was permitted upon issuance of the ASU. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. During 2018, a proposed ASU was issued by the FASB that provides a practical expedient that would allow companies to use an optional transition method, which would allow for a cumulative adjustment to retained earnings during the period of adoption and prior periods would not require restatement. Management is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements. While we have not quantified the impact to our balance sheet, upon the adoption of this ASU we expect to report increased assets and liabilities on our Consolidated Statement of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to these leases and certain equipment under non-cancelable operating lease agreements, which currently are not on our Consolidated Statement of Financial Condition.
In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the consolidated statement of financial position. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the consolidated statement of financial position or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The implementation of this guidance will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On March 17, 2016, the FASB issued Accounting Standards Update 2016-08 to clarify the implementation guidance on principal versus agent considerations. We intend to adopt this new guidance on January 1, 2018. We completed an analysis that includes (1) identification of all revenue streams included in the financial statements; (2) of the revenue streams identified, determine which are within the scope of the pronouncement; (3) determination of size, timing and amount of revenue recognition for streams of income within the scope of this pronouncement; (4) determination of the sample size of contracts for further analysis; and (5) completion of analysis on sample of contracts to evaluate the impact of the new guidance. Based on this analysis, we developed processes and procedures in 2017 to address the amendments of this ASU, including new disclosures. The implementation of this guidance will not have a material impact on our consolidated financial statements.

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On September 15, 2017, the Company completed its acquisition of one branch and its related deposits in Southern California, from Opus Bank. The application of the acquisition method of accounting resulted in goodwill of $389 thousand.

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

The operations of Simplicity are included in the Company's operating results as of the acquisition date of March 1, 2015 through the period ended December 31, 2017. Acquisition-related costs were expensed as incurred in noninterest expense as merger and integration costs.

The following table provides a breakout of Simplicity merger-related expense for the year ended December 31, 2015:

Year Ended December 31,
(in thousands)	2015

Noninterest expense
Salaries and related costs	$7,669
General and administrative	1,256
Legal	530
Consulting	5,539
Occupancy	335
Information services	481
Total noninterest expense	$15,810

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage capital, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2017 and 2016 the Bank's capital ratios meet the regulatory capital category of “well capitalized” as defined by the Rules.

The Bank’s and the Company's capital amounts and ratios under Basel III are included in the following tables:

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity risk-based capital (to risk-weighted assets)	649,864	13.22	221,201	4.5	319,512	6.5
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22	294,935	6.0	393,246	8.0
Total risk-based capital (to risk-weighted assets)	688,981	14.02	393,246	8.0	491,558	10.0

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity risk-based capital (to risk-weighted assets)	555,120	9.86	253,293	4.5	365,868	6.5
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92	337,724	6.0	450,299	8.0
Total risk-based capital (to risk-weighted assets)	653,741	11.61	450,299	8.0	562,873	10.0

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	671,252	14.69	365,538	8.0	456,923	10.0

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	644,252	12.34	417,716	8.0	522,146	10.0

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions ("WDFI") routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES:

The following tables sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$133,654	$4	$(3,568)	$130,090
Commercial	24,024	8	(338)	23,694
Municipal bonds	389,117	2,978	(3,643)	388,452
Collateralized mortgage obligations:
Residential	164,502	3	(4,081)	160,424
Commercial	100,001	9	(1,441)	98,569
Corporate debt securities	25,146	67	(476)	24,737
U.S. Treasury securities	10,899	—	(247)	10,652
Agency debentures	9,861	—	(211)	9,650
	$857,204	$3,069	$(14,005)	$846,268

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,062	$35	$(99)	$11,998
Commercial	21,015	75	(161)	20,929
Collateralized mortgage obligations	3,439	—	—	3,439
Municipal bonds	21,423	339	(97)	21,665
Corporate debt securities	97	—	—	97
	$58,036	$449	$(357)	$58,128

	At December 31, 2016
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$181,158	$31	$(4,115)	$177,074
Commercial	25,896	13	(373)	25,536
Municipal bonds	473,153	1,333	(6,813)	467,673
Collateralized mortgage obligations:
Residential	194,982	32	(3,813)	191,201
Commercial	71,870	29	(1,135)	70,764
Corporate debt securities	52,045	110	(1,033)	51,122
U.S. Treasury securities	10,882	—	(262)	10,620
	$1,009,986	$1,548	$(17,544)	$993,990

HELD TO MATURITY
Mortgage-backed securities:
Residential	$13,844	$71	$(90)	$13,825
Commercial	16,303	70	(64)	16,309
Municipal bonds	19,612	99	(459)	19,252
Corporate debt securities	102	—	—	102
	$49,861	$240	$(613)	$49,488

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2017 and 2016, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of December 31, 2017 and 2016, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(182)	$18,020	$(3,386)	$110,878	$(3,568)	$128,898
Commercial	(113)	15,265	(225)	6,748	(338)	22,013
Municipal bonds	(760)	105,415	(2,883)	134,103	(3,643)	239,518
Collateralized mortgage obligations:
Residential	(612)	53,721	(3,469)	104,555	(4,081)	158,276
Commercial	(538)	57,236	(903)	35,225	(1,441)	92,461
Corporate debt securities	(15)	5,272	(461)	13,365	(476)	18,637
U.S. Treasury securities	(3)	997	(244)	9,655	(247)	10,652
Agency debentures	(211)	9,650	—	—	(211)	9,650
	$(2,434)	$265,576	$(11,571)	$414,529	$(14,005)	$680,105

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(13)	$2,662	$(86)	$4,452	$(99)	$7,114
Commercial	(161)	15,900	—	—	(161)	15,900
Collateralized mortgage obligations	—	3,439	—	—	—	3,439
Municipal bonds	(3)	2,185	(94)	9,465	(97)	11,650
	$(177)	$24,186	$(180)	$13,917	$(357)	$38,103

	At December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(3,842)	$144,240	$(273)	$9,907	$(4,115)	$154,147
Commercial	(373)	23,798	—	—	(373)	23,798
Municipal bonds	(6,813)	283,531	—	—	(6,813)	283,531
Collateralized mortgage obligations:
Residential	(3,052)	175,490	(761)	11,422	(3,813)	186,912
Commercial	(1,005)	60,926	(130)	5,349	(1,135)	66,275
Corporate debt securities	(472)	24,447	(561)	11,677	(1,033)	36,124
U.S. Treasury securities	(262)	10,620	—	—	(262)	10,620
	$(15,819)	$723,052	$(1,725)	$38,355	$(17,544)	$761,407

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(90)	$5,481	$—	$—	$(90)	$5,481
Commercial	(64)	13,156	—	—	(64)	13,156
Municipal bonds	(459)	11,717	—	—	(459)	11,717
	$(613)	$30,354	$—	$—	$(613)	$30,354

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2017 and 2016. In addition, as of December 31, 2017 and 2016, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At December 31, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,914	1.63%	$121,176	1.97%	$130,090	1.94%
Commercial	—	—	15,356	2.07	4,558	2.03	3,780	2.98	23,694	2.21
Municipal bonds	641	2.64	24,456	3.10	39,883	3.25	323,472	3.81	388,452	3.71
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	160,424	2.10	160,424	2.10
Commercial	—	—	12,550	2.09	21,837	2.38	64,182	2.13	98,569	2.18
Agency debentures	—	—	—	—	9,650	2.26	—	—	9,650	2.26
Corporate debt securities	1,048	2.11	6,527	2.80	11,033	3.49	6,129	3.57	24,737	3.27
U.S. Treasury securities	997	1.22	—	—	9,655	1.76	—	—	10,652	1.71
Total available for sale	$2,686	1.90%	$58,889	2.58%	$105,530	2.67%	$679,163	2.90%	$846,268	2.85%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,998	2.93%	$11,998	2.93%
Commercial	—	—	6,577	2.15	14,352	2.71	—	—	20,929	2.53
Collateralized mortgage obligations	—	—	—	—	—	—	3,439	1.90	3,439	1.90
Municipal bonds	—	—	1,846	3.35	4,630	2.57	15,189	3.50	21,665	3.28
Corporate debt securities	—	—	—	—	—	—	97	6.00	97	6.00
Total held to maturity	$—	—%	$8,423	2.41%	$18,982	2.68%	$30,723	3.10%	$58,128	2.86%

	At December 31, 2016
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$1	0.29%	$—	—%	$2,122	1.59%	$174,951	2.03%	$177,074	2.02%
Commercial	—	—	20,951	2.13	4,585	2.06	—	—	25,536	2.11
Municipal bonds	3,479	3.30	20,939	2.94	52,043	2.55	391,212	3.08	467,673	3.02
Collateralized mortgage obligations:
Residential	—	—	—	—	1,639	1.32	189,562	2.06	191,201	2.06
Commercial	—	—	10,860	1.84	19,273	2.74	40,631	1.91	70,764	2.12
Corporate debt securities	—	—	10,516	2.67	21,493	3.74	19,113	3.54	51,122	3.45
U.S. Treasury securities	999	0.64	—	—	9,621	1.76	—	—	10,620	1.66
Total available for sale	$4,479	2.70%	$63,266	2.43%	$110,776	2.69%	$815,469	2.57%	$993,990	2.57%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$13,825	3.11%	$13,825	3.11%
Commercial	—	—	4,581	2.06	11,728	2.71	—	—	16,309	2.53
Municipal bonds	—	—	—	—	6,450	2.73	12,802	3.31	19,252	3.11
Corporate debt securities	—	—	—	—	—	—	102	6.00	102	6.00
Total held to maturity	$—	—%	$4,581	2.06%	$18,178	2.72%	$26,729	3.22%	$49,488	2.93%

Sales of investment securities available for sale were as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Proceeds	$397,492	$164,430	$112,259
Gross gains	1,214	2,782	2,571
Gross losses	(725)	(243)	(165)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

(in thousands)	At December 31, 2017	At December 31, 2016

Federal Home Loan Bank to secure borrowings	$425,866	$103,171
Washington and California State to secure public deposits	118,828	30,364
Securities pledged to secure derivatives in a liability position	7,308	9,359
Other securities pledged	6,089	8,123
Total securities pledged as collateral	$558,091	$151,017

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at December 31, 2017 and 2016.

Tax-exempt interest income on securities available for sale totaling $8.8 million, $6.3 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 5–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies.

The Company's portfolio of loans held for investment is divided into two portfolio segments, consumer loans and commercial loans, which are the same segments used to determine the allowance for loan losses. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and non-owner occupied commercial real estate, multifamily, construction/land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio segment.

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2017	2016

Consumer loans
Single family(1)	$1,381,366	$1,083,822
Home equity and other	453,489	359,874
Total consumer loans	1,834,855	1,443,696
Commercial real estate loans
Non-owner occupied commercial real estate	622,782	588,672
Multifamily	728,037	674,219
Construction/land development	687,631	636,320
Total commercial real estate loans	2,038,450	1,899,211
Commercial and industrial loans
Owner occupied commercial real estate	391,613	282,891
Commercial business	264,709	223,653
Total commercial and industrial loans	656,322	506,544
Loans held for investment before deferred fees, costs and allowance	4,529,627	3,849,451
Net deferred loan fees and costs	14,686	3,577
	4,544,313	3,853,028
Allowance for loan losses	(37,847)	(34,001)
Total loans held for investment	$4,506,466	$3,819,027

(1)
Includes $5.5 million and $18.0 million at December 31, 2017 and December 31, 2016, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.81 billion and $1.59 billion at December 31, 2017 and 2016, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $663.8 million and $554.7 million at December 31, 2017 and 2016, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

It is the Company’s policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2017 and 2016 with respect to such aggregate loans to these related parties and their associates:

	Years Ended December 31,
(in thousands)	2017	2016

Beginning balance, January 1	$4,379	$4,511
Principal repayments and advances, net	(2,411)	(132)
Ending balance, December 31	$1,968	$4,379

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan class of single family within the state of Washington and California, which represented 15.0% and 10.9% of the total portfolio, respectively. At December 31, 2016 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and non-owner occupied real estate within the state of Washington, which represented 13.8% and 10.1% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2017. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Allowance for credit losses (roll-forward):
Beginning balance	$35,264	$30,659	$22,524
Provision for credit losses	750	4,100	6,100
Recoveries, net of charge-offs	3,102	505	2,035
Ending balance	$39,116	$35,264	$30,659
Components:
Allowance for loan losses	$37,847	$34,001	$29,278
Allowance for unfunded commitments	1,269	1,263	1,381
Allowance for credit losses	$39,116	$35,264	$30,659

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,196	$(2)	$1,495	$(277)	$9,412
Home equity and other	6,153	(707)	818	817	7,081
Total consumer loans	14,349	(709)	2,313	540	16,493
Commercial real estate loans
Non-owner occupied commercial real estate	4,481	—	—	274	4,755
Multifamily	3,086	—	—	809	3,895
Construction/land development	8,553	—	1,017	(893)	8,677
Total commercial real estate loans	16,120	—	1,017	190	17,327
Commercial and industrial loans
Owner occupied commercial real estate	2,199	—	—	761	2,960
Commercial business	2,596	(411)	892	(741)	2,336
Total commercial and industrial loans	4,795	(411)	892	20	5,296
Total allowance for credit losses	$35,264	$(1,120)	$4,222	$750	$39,116

	Year Ended December 31, 2016
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,942	$(790)	$90	$(46)	$8,196
Home equity and other	4,620	(839)	920	1,452	6,153
Total consumer loans	13,562	(1,629)	1,010	1,406	14,349
Commercial real estate loans
Non-owner occupied commercial real estate	3,594	—	—	887	4,481
Multifamily	1,194	—	—	1,892	3,086
Construction/land development	9,271	(42)	1,143	(1,819)	8,553
Total commercial real estate loans	14,059	(42)	1,143	960	16,120
Commercial and industrial loans
Owner occupied commercial real estate	1,253	—	—	946	2,199
Commercial business	1,785	(27)	50	788	2,596
Total commercial and industrial loans	3,038	(27)	50	1,734	4,795
Total allowance for credit losses	$30,659	$(1,698)	$2,203	$4,100	$35,264

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,188	$224	$9,412	$1,300,939	$74,967	$1,375,906
Home equity and other	7,036	45	7,081	452,182	1,290	453,472
Total consumer loans	16,224	269	16,493	1,753,121	76,257	1,829,378
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	4,755	622,782	—	622,782
Multifamily	3,895	—	3,895	727,228	809	728,037
Construction/land development	8,677	—	8,677	687,177	454	687,631
Total commercial real estate loans	17,327	—	17,327	2,037,187	1,263	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	2,960	388,624	2,989	391,613
Commercial business	2,316	20	2,336	261,603	3,106	264,709
Total commercial and industrial loans	5,276	20	5,296	650,227	6,095	656,322
Total loans evaluated for impairment	38,827	289	39,116	4,440,535	83,615	4,524,150
Loans held for investment carried at fair value				5,246	231	5,477	(1)
Total loans held for investment	$38,827	$289	$39,116	$4,445,781	$83,846	$4,529,627

	At December 31, 2016
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$7,871	$325	$8,196	$985,219	$80,676	$1,065,895
Home equity and other	6,104	49	6,153	358,350	1,463	359,813
Total consumer loans	13,975	374	14,349	1,343,569	82,139	1,425,708
Commercial real estate loans
Non-owner occupied commercial real estate	4,481	—	4,481	587,801	871	588,672
Multifamily	3,086	—	3,086	673,374	845	674,219
Construction/land development	8,553	—	8,553	634,427	1,893	636,320
Total commercial real estate loans	16,120	—	16,120	1,895,602	3,609	1,899,211
Commercial and industrial loans
Owner occupied commercial real estate	2,199	—	2,199	281,424	1,467	282,891
Commercial business	2,591	5	2,596	220,360	3,293	223,653
Total commercial and industrial loans	4,790	5	4,795	501,784	4,760	506,544
Total loans evaluated for impairment	34,885	379	35,264	3,740,955	90,508	3,831,463
Loans held for investment carried at fair value						17,988	(1)
Total loans held for investment	$34,885	$379	$35,264	$3,740,955	$90,508	$3,849,451

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2017
(in thousands)	Recorded investment (1)		Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$71,264	(4)	$72,424	$—
Home equity and other	782		807	—
Total consumer loans	72,046		73,231	—
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	2,398		3,094	—
Total commercial and industrial loans	5,387		6,382	—
	$78,696		$80,904	$—
With an allowance recorded:
Consumer loans
Single family	$3,934		$4,025	$224
Home equity and other	508		508	45
Total consumer loans	4,442		4,533	269
Commercial and industrial loans
Commercial business	708		755	20
Total commercial and industrial loans	708		755	20
	$5,150		$5,288	$289
Total:
Consumer loans
Single family(3)	$75,198		$76,449	$224
Home equity and other	1,290		1,315	45
Total consumer loans	76,488		77,764	269
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	3,106		3,849	20
Total commercial and industrial loans	6,095		7,137	20
Total impaired loans	$83,846		$86,192	$289

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $69.6 million in single family performing TDRs.

(4)	Includes $231 thousand of fair value option loans.

	At December 31, 2016
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$77,756	$80,573	$—
Home equity and other	946	977	—
Total consumer loans	78,702	81,550	—
Commercial real estate loans
Non-owner occupied commercial real estate	871	898	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Total commercial real estate loans	3,609	4,568	—
Commercial and industrial loans
Owner occupied commercial real estate	1,467	1,948	—
Commercial business	2,945	4,365	—
Total commercial and industrial loans	4,412	6,313	—
	$86,723	$92,431	$—
With an allowance recorded:
Consumer loans
Single family	$2,920	$3,011	$325
Home equity and other	517	517	49
Total consumer loans	3,437	3,528	374
Commercial and industrial loans
Commercial business	348	347	5
Total commercial and industrial loans	348	347	5
	$3,785	$3,875	$379
Total:
Consumer loans
Single family(3)	$80,676	$83,584	$325
Home equity and other	1,463	1,494	49
Total consumer loans	82,139	85,078	374
Commercial real estate loans
Non-owner occupied commercial real estate	871	898	—
Multifamily	845	851	—
Construction/land development	1,893	2,819	—
Total commercial real estate loans	3,609	4,568	—
Commercial and industrial loans
Owner occupied commercial real estate	1,467	1,948	—
Commercial business	3,293	4,712	5
Total commercial and industrial loans	4,760	6,660	5
Total impaired loans	$90,508	$96,306	$379

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $73.1 million in single family performing TDRs.

The following table provides the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Consumer loans
Single family	$80,519	$2,963	$82,745	$2,873	$78,824	$2,670
Home equity and other	1,432	80	1,408	68	1,922	83
Total consumer loans	81,951	3,043	84,153	2,941	80,746	2,753
Commercial real estate loans
Non-owner occupied commercial real estate	686	—	435	—	10,862	375
Multifamily	824	25	1,299	47	4,035	111
Construction/land development	917	73	2,286	87	4,535	207
Total commercial real estate loans	2,427	98	4,020	134	19,432	693
Commercial and industrial loans
Owner occupied commercial real estate	2,922	170	2,648	22	3,554	69
Commercial business	2,533	144	3,591	83	4,431	163
Total commercial and industrial loans	5,455	314	6,239	105	7,985	232
	$89,833	$3,455	$94,412	$3,180	$108,163	$3,678

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At December 31, 2017
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,355,965	(1)	$2,982	$11,328	$11,091	$1,381,366
Home equity and other	451,194		143	751	1,401	453,489
	1,807,159		3,125	12,079	12,492	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	613,181		8,801	—	800	622,782
Multifamily	693,190		34,038	507	302	728,037
Construction/land development	664,025		22,062	1,466	78	687,631
	1,970,396		64,901	1,973	1,180	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	361,429		20,949	6,399	2,836	391,613
Commercial business	220,461		39,588	1,959	2,701	264,709
	581,890		60,537	8,358	5,537	656,322
	$4,359,445		$128,563	$22,410	$19,209	$4,529,627

	At December 31, 2016
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,051,463	(1)	$4,348	$15,172	$12,839	$1,083,822
Home equity and other	357,191		597	514	1,572	359,874
	1,408,654		4,945	15,686	14,411	1,443,696
Commercial real estate loans
Non-owner occupied commercial real estate	562,950		23,741	1,110	871	588,672
Multifamily	660,234		13,140	508	337	674,219
Construction/land development	615,675		16,074	3,083	1,488	636,320
	1,838,859		52,955	4,701	2,696	1,899,211
Commercial and industrial loans
Owner occupied commercial real estate	247,046		28,778	6,055	1,012	282,891
Commercial business	171,883		42,767	3,385	5,618	223,653
	418,929		71,545	9,440	6,630	506,544
	$3,666,442		$129,445	$29,827	$23,737	$3,849,451

(1)
Includes $5.5 million and $18.0 million of loans at December 31, 2017 and 2016, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of December 31, 2017 and 2016, none of the Company's loans were rated Doubtful or Loss.

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

The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At December 31, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$10,493	$4,437	$48,262	$63,192	$1,318,174	(1)	$1,381,366	$37,171	(2)
Home equity and other	750	20	1,404	2,174	451,315		453,489	—
	11,243	4,457	49,666	65,366	1,769,489		1,834,855	37,171
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	622,782		622,782	—
Multifamily	—	—	302	302	727,735		728,037	—
Construction/land development	641	—	78	719	686,912		687,631	—
	641	—	380	1,021	2,037,429		2,038,450	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	640	640	390,973		391,613	—
Commercial business	377	—	1,526	1,903	262,806		264,709	—
	377	—	2,166	2,543	653,779		656,322	—
	$12,261	$4,457	$52,212	$68,930	$4,460,697		$4,529,627	$37,171

	At December 31, 2016
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$4,310	$5,459	$53,563	$63,332	$1,020,490	(1)	$1,083,822	$40,846	(2)
Home equity and other	251	442	1,571	2,264	357,610		359,874	—
	4,561	5,901	55,134	65,596	1,378,100		1,443,696	40,846
Commercial real estate loans
Non-owner occupied commercial real estate	23	—	871	894	587,778		588,672	—
Multifamily	—	—	337	337	673,882		674,219	—
Construction/land development	—	—	1,376	1,376	634,944		636,320	—
	23	—	2,584	2,607	1,896,604		1,899,211	—
Commercial and industrial loans
Owner occupied commercial real estate	48	205	1,256	1,509	281,382		282,891	—
Commercial business	202	—	2,414	2,616	221,037		223,653	—
	250	205	3,670	4,125	502,419		506,544	—
	$4,834	$6,106	$61,388	$72,328	$3,777,123		$3,849,451	$40,846

(1)
Includes $5.5 million and $18.0 million of loans at December 31, 2017 and 2016 respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,370,275	(1)	$11,091	$1,381,366
Home equity and other	452,085		1,404	453,489
	1,822,360		12,495	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	622,782		—	622,782
Multifamily	727,735		302	728,037
Construction/land development	687,553		78	687,631
	2,038,070		380	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	390,973		640	391,613
Commercial business	263,183		1,526	264,709
	654,156		2,166	656,322
	$4,514,586		$15,041	$4,529,627

	At December 31, 2016
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,071,105	(1)	$12,717	$1,083,822
Home equity and other	358,303		1,571	359,874
	1,429,408		14,288	1,443,696
Commercial real estate loans
Non-owner occupied commercial real estate	587,801		871	588,672
Multifamily	673,882		337	674,219
Construction/land development	634,944		1,376	636,320
	1,896,627		2,584	1,899,211
Commercial and industrial loans
Owner occupied commercial real estate	281,635		1,256	282,891
Commercial business	221,239		2,414	223,653
	502,874		3,670	506,544
	$3,828,909		$20,542	$3,849,451

(1)
Includes $5.5 million and $18.0 million of loans at December 31, 2017 and 2016, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	56	$10,040	$—
	Payment restructure	102	21,356	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	56	10,040	—
	Payment restructure	104	21,707	—
		160	31,747	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	18	—
Total commercial and industrial
	Payment restructure	1	18	—
		1	18	—
Total loans
	Interest rate reduction	56	10,040	—
	Payment restructure	105	21,725	—
		161	$31,765	$—

	Year Ended December 31, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	36	$7,453	$—
	Payment restructure	51	10,578	—
Home equity and other
	Interest rate reduction	2	113	—
	Payment restructure	1	192	—
Total consumer
	Interest rate reduction	38	7,566	—
	Payment restructure	52	10,770	—
		90	18,336	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	51	—
Total commercial and industrial
	Payment restructure	1	51	—
		1	51	—
Total loans
	Interest rate reduction	38	7,566	—
	Payment restructure	53	10,821	—
		91	$18,387	$—

	Year Ended December 31, 2015
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	47	$10,167	$—
Home equity and other
	Interest rate reduction	2	130	—
Total consumer
	Interest rate reduction	49	10,297	—
		49	10,297	—
Commercial and industrial loans
Commercial business
	Interest rate reduction	2	482	—
Total commercial and industrial
	Interest rate reduction	2	482	—
		2	482	—
Total loans
	Interest rate reduction	51	10,779	—
		51	$10,779	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2017 and 2016, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Years Ended December 31,
	2017		2016
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	21	$4,286	19	$4,464
Home equity and other	—	—	1	93
	21	$4,286	20	$4,557

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2017	2016

Single family	$664	$2,133
Commercial real estate	—	552
Construction/land development	—	5,381
	664	8,066
Valuation allowance	—	(2,823)
	$664	$5,243

Activity in other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2017	2016

Beginning balance	$5,243	$7,531
Additions	1,113	5,417
Loss provisions	(33)	(1,553)
Reductions related to sales	(5,659)	(6,152)
Ending balance	$664	$5,243

Activity in the valuation allowance for other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Beginning balance	$3,095	$1,764	$1,303
Loss provisions	33	1,553	695
(Charge-offs), net of recoveries	(3,128)	(222)	(234)
Ending balance	$—	$3,095	$1,764

The components of the net cost of operation and sale of other real estate owned are as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Maintenance (reimbursements) costs	$(114)	$469	$453
Loss provisions	—	1,332	695
Net gain on sales	(416)	(37)	(447)
Net operating income (loss)	—	—	(41)
Net (income) cost from operation and sale of other real estate owned	$(530)	$1,764	$660

At December 31, 2017, we had concentrations within the state of Washington, primarily in Spokane County, representing 76.8% of the total balance of other real estate owned. At December 31, 2016, we had concentrations within the state of Washington, primarily in Thurston County, representing 78.2% of the total balance of other real estate owned.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	December 31,
(in thousands)	2017	2016

Furniture and equipment	$70,657	$65,089
Leasehold improvements	57,402	45,075
Land and buildings	28,898	10,437
	156,957	120,601
Less: accumulated depreciation	(52,303)	(42,965)
	$104,654	$77,636

Depreciation expense for the years ended December 31, 2017, 2016, and 2015, was $13.5 million, $11.4 million, and $10.9 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2017	2016

Noninterest-bearing accounts	$980,902	$964,829
NOW accounts, 0.00% to 1.98% at December 31, 2017 and 0.00% to 1.00% at December 31, 2016	461,349	468,812
Statement savings accounts, due on demand, 0.05% to 1.13% at December 31, 2017 and December 31, 2016	293,858	301,361
Money market accounts, due on demand, 0.00% to 1.80% and at December 31, 2017 and 0.00% to 1.70% at December 31, 2016	1,834,154	1,603,141
Certificates of deposit, 0.05% to 3.80% at December 31, 2017 and December 31, 2016	1,190,689	1,091,558
	$4,760,952	$4,429,701

There were $178.4 million and $21.8 million in public funds included in deposits at December 31, 2017 and 2016, respectively.

Interest expense on deposits was as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

NOW accounts	$1,964	$1,950	$1,773
Statement savings accounts	1,007	1,029	1,032
Money market accounts	8,604	7,398	4,945
Certificates of deposit	12,337	8,632	4,051
	$23,912	$19,009	$11,801

The weighted-average interest rates on certificates of deposit at December 31, 2017, 2016 and 2015 were 1.12%, 0.96% and 0.96% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	December 31, 2017

Within one year	$889,790
One to two years	236,414
Two to three years	33,505
Three to four years	13,412
Four to five years	17,415
Thereafter	153
$1,190,689

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2017 and 2016 was $88.8 million and $87.4 million, respectively. There were $345.5 million and $234.4 million of brokered deposits at December 31, 2017 and 2016, respectively.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER BORROWINGS:

Federal Home Loan Bank

The Company borrows funds through advances from the FHLB. FHLB advances totaled $979.2 million and $868.4 million as of December 31, 2017, and 2016, respectively.

Weighted-average interest rates on the advances were 1.58%, 0.91%, and 0.64% at December 31, 2017, 2016 and 2015, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 35.0% of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $579.2 million as of December 31, 2017. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2017
(in thousands)	Advances outstanding	Weighted-average interest rate

2018	$963,611	1.53%
2019	10,000	4.27
2020	—	—
2021	—	—
2022 and thereafter	5,590	5.31
	$979,201	1.58%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2017 and 2016, the Company held $46.6 million and $40.3 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is no other-than-temporary impairment of the FHLB stock investment as of December 31, 2017, or 2016.

Federal Reserve Bank of San Francisco

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco (“FRBSF”). At December 31, 2017 and 2016, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $331.5 million at December 31, 2017. The FRBSF is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. At December 31, 2017 and 2016, we had no balance of federal funds purchased and securities sold under agreements to repurchase.

NOTE 10–LONG-TERM DEBT:

At December 31, 2017 and 2016, the Company had long-term debt balance of $125.3 million and $125.1 million, respectively, consisting of senior notes issued during 2016 and junior subordinated debentures issued in prior years.

In 2016, the Company closed on $65.0 million in aggregate principal amount of its 6.50% Senior Notes due 2026 (the “Senior Notes”) at an offering price of 100% plus accrued interest, which represented $63.4 million of long-term debt balance at December 31, 2017.

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $61.9 million that remains outstanding at December 31, 2017. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

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

The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at December 31, 2017 or 2016. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 4, Investment Securities for further information on securities collateral pledged. At December 31, 2017 and 2016, the Company did not hold any collateral received from counterparties under derivative transactions.

The Company’s derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies.

The notional amounts and fair values for derivatives consist of the following.

	At December 31, 2017
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,687,658	$1,311	$(1,445)
Interest rate swaptions	120,000	—	—
Interest rate lock and purchase loan commitments	472,733	12,950	(25)
Interest rate swaps	1,869,000	12,171	(23,654)
Eurodollar futures	$3,287,000	—	(101)
Total derivatives before netting	$7,436,391	26,432	(25,225)
Netting adjustment/Cash collateral (1)		(6,646)	23,505
Carrying value on consolidated statements of financial condition		$19,786	$(1,720)

	At December 31, 2016
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$3,596,677	$24,623	$(15,203)
Interest rate swaptions	20,000	1	—
Interest rate lock and purchase loan commitments	746,102	19,586	(367)
Interest rate swaps	1,689,850	15,016	(26,829)
Total derivatives before netting	$6,052,629	59,226	(42,399)
Netting adjustment/Cash collateral (1)		10,174	37,836
Carrying value on consolidated statements of financial condition		$69,400	$(4,563)

(1)
Includes cash collateral of $16.9 million and $48.0 million at December 31, 2017 and 2016, respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At December 31, 2017
(in thousands)	Gross fair value	Netting adjustments/Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$26,432	$(6,646)	$19,786	$—	$19,786

Derivative liabilities	$(25,225)	$23,505	$(1,720)	$1,213	$(507)

	At December 31, 2016
(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$59,226	$10,174	$69,400	$—	$69,400

Derivative liabilities	$(42,399)	$37,836	$(4,563)	$1,820	$(2,743)

(1)
Includes cash collateral of $16.9 million and $48.0 million at December 31, 2017 and 2016, respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

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

	Years Ended December 31,
(in thousands)	2017	2016	2015

Recognized in noninterest income:
Net (loss) gain on loan origination and sale activities (1)	$(28,549)	$12,443	$2,080
Loan servicing income (loss) (2)	9,732	(4,680)	11,709
Other (3)	—	735	—
	$(18,817)	$8,498	$13,789

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.
(3) Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of fair value option loans held for investment.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2017	2016

Single family	$577,313	$656,334
Multifamily DUS® (1)	29,651	35,506
SBA	3,938	5,207
CRE Non-DUS® (1)(2)	—	17,512
Total loans held for sale	$610,902	$714,559

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

Loans sold consisted of the following.

	Years Ended December 31,
(in thousands)	2017	2016		2015

Single family	$7,508,949	$8,785,412		$7,038,635
Multifamily DUS ® (1)	347,084	301,442		204,744
SBA	26,841	17,308		14,275
CRE Non-DUS® (1)(2)	321,699	150,903	(3)	15,038
Total loans sold	$8,204,573	$9,255,065		$7,272,692

(1)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

(3)	Included $63.2 million in single family loans sold transferred to held for investment during 2016.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Single family:
Servicing value and secondary market gains(1)	$209,027	$260,477	$205,513
Loan origination and funding fees	26,822	29,966	22,221
Total single family	235,849	290,443	227,734
Multifamily DUS®	13,210	11,397	7,125
SBA	2,439	1,414	1,070
CRE Non-DUS® (2)	4,378	4,059	459
Total gain on loan origination and sale activities	$255,876	$307,313	$236,388

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Loan originated as held for investment.

The Company’s portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

	At December 31,
(in thousands)	2017	2016

Single family
U.S. government and agency	$22,123,710	$18,931,835
Other	507,437	556,621
	22,631,147	19,488,456
Commercial
Multifamily DUS®	1,311,399	1,108,040
Other	79,797	69,323
	1,391,196	1,177,363
Total loans serviced for others	$24,022,343	$20,665,819

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Years Ended December 31,
(in thousands)	2017	2016

Balance, beginning of period	$3,382	$2,922
Additions, net of adjustments(1)	174	1,542
Realized losses (2)	(541)	(1,082)
Balance, end of period	$3,015	$3,382

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $5.3 million and $7.5 million were recorded in other assets as of December 31, 2017 and 2016, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2017 and 2016, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $39.3 million and $35.8 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Servicing income, net:
Servicing fees and other	$66,192	$53,654	$42,016
Changes in fair value of single family MSRs due to modeled amortization (1)	(35,451)	(33,305)	(34,038)
Amortization of multifamily and SBA MSRs	(3,932)	(2,635)	(1,992)
	26,809	17,714	5,986
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,157)	20,025	6,555
Net gain (loss) from derivatives economically hedging MSR	9,732	(4,680)	11,709
	8,575	15,345	18,264
Loan servicing income	$35,384	$33,059	$24,250

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

All MSRs are initially measured and recorded at fair value at the time loans are sold. Single family MSRs are subsequently carried at fair value with changes in fair value reflected in earnings in the periods in which the changes occur, while multifamily and SBA MSRs are subsequently carried at the lower of amortized cost or fair value.

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

	Years Ended December 31,
(rates per annum) (1)	2017	2016	2015

Constant prepayment rate ("CPR") (2)	13.36%	13.93%	14.95%
Discount rate (3)	10.27%	10.28%	10.29%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At December 31, 2017

Fair value of single family MSR	$258,560
Expected weighted-average life (in years)	6.12
Constant prepayment rate (1)	12.40%
Impact on 25 basis points adverse change in interest rates	$(21,004)
Impact on 50 basis points adverse change in interest rates	$(42,036)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(8,958)
Impact on fair value of 200 basis points increase	$(17,567)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Beginning balance	$226,113	$156,604	$112,439
Additions and amortization:
Originations	68,499	82,789	70,659
Purchases	565	—	989
Changes due to modeled amortization(1)	(35,451)	(33,305)	(34,038)
Net additions and amortization	33,613	49,484	37,610
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(1,166)	20,025	6,555
Ending balance	$258,560	$226,113	$156,604

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Years Ended December 31,
(in thousands)	2017	2016	2015

Beginning balance	$19,747	$14,651	$10,885
Origination	9,915	7,731	5,758
Amortization	(3,569)	(2,635)	(1,992)
Ending balance	$26,093	$19,747	$14,651

At December 31, 2017, the expected weighted-average life of the Company’s multifamily MSRs was 10.33 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2017

2018	$3,527
2019	3,429
2020	3,355
2021	3,146
2022	2,825
2023 and thereafter	9,811
Carrying value of multifamily MSR	$26,093

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2017 and 2016 was $56.9 million and $42.6 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $706.7 million and $603.8 million at December 31, 2017 and 2016, respectively. Unused home equity and commercial banking funding lines totaled $456.1 million and $289.3 million at December 31, 2017 and 2016, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.3 million and $1.3 million at December 31, 2017 and 2016, respectively.

The Company is in certain agreements to invest in qualifying small businesses and small enterprises that have not been recognized in the Company's financial statements. At December 31, 2017 and 2016 we had a $11.0 million and $4.0 million, respectively, future commitment to invest in these enterprises.

The Company is obligated under non-cancelable leases for office space and leased equipment. Generally, the office leases also contain five-year renewal and space options. Rental expense under non-cancelable operating leases totaled $26.1 million, $22.7 million, and $20.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2017

2018	$26,477
2019	23,685
2020	20,904
2021	17,757
2022	14,995
2023 and thereafter	48,752
Total minimum payments	$152,570

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the program, the DUS lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2017 and 2016, the total unpaid principal balance of loans sold under this program was $1.31 billion and $1.11 billion, respectively. The Company’s reserve liability related to this arrangement totaled $2.0 million and $1.8 million at December 31, 2017 and 2016, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2017, 2016 and 2015.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $22.71 billion and $19.56 billion as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.0 million and $3.4 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2017, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of December 31, 2017.

NOTE 14–INCOME TAXES:

On December 22, 2017, President Trump signed into law a major tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act"). The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent and makes many other changes to the U.S. tax code. Upon enactment, we were required to revalue our deferred tax assets and liabilities at the new statutory tax rate. As a result of this revaluation, we have recognized a one-time, non-cash, $23.3 million deferred income tax benefit in our 2017 year-end provision.

Income tax (benefit) expense consisted of following:

	Years Ended December 31,
(in thousands)	2017	2016	2015

Current (benefit) expense
Federal	$(649)	$(1,154)	$(1,469)
State and local	62	1,595	668
Deferred expense (benefit)
Federal	17,637	27,538	15,301
Revaluation of deferred items	(23,325)	—	—
State and local	528	3,058	602
Tax credit investment amortization	2,990	1,589	486
Total income tax (benefit) expense	$(2,757)	$32,626	$15,588

Income tax (benefit) expense differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015

Income taxes at statutory rate	$23,166	$31,772	$19,917
State income tax expense net of federal tax benefit	1,207	2,073	715
Tax-exempt interest	(2,855)	(2,177)	(1,307)
Tax credits	(2,041)	(1,389)	(903)
Amortization of and pass-through losses from low income housing investments	1,716	1,018	658
Change in state rate	(714)	811	722
Bargain purchase gain	—	—	(2,704)
Reversal of deferred tax consequences on historical AFS	(2)	—	(1,107)
Impact from Federal Rate Change	(23,325)	—	—
Uncertain tax positions	76	—	—
Other, net	15	518	(403)
Total income tax (benefit) expense	$(2,757)	$32,626	$15,588

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The following is a summary of the Company’s significant portions of deferred tax assets and liabilities:

	At December 31,
(in thousands)	2017	2016

Deferred tax assets:
Provision for loan losses	$11,844	$18,123
Federal and state net operating loss carryforwards	3,914	7,073
Other real estate owned	—	1,196
Accrued liabilities	4,747	4,453
Other investments	145	283
Leases	2,336	3,121
Unrealized loss on investment available for sale securities	2,286	5,714
Tax credits	1,695	1,369
Stock-based compensation	993	1,164
Loan valuation	1,857	4,547
Other, net	1,158	2,163
	30,975	49,206
Deferred tax liabilities:
Mortgage servicing rights	(58,195)	(76,680)
FHLB dividends	(316)	(522)
Deferred loan fees and costs	(3,828)	(3,653)
Premises and equipment	(5,267)	(6,960)
Intangibles	(1,371)	(2,813)
Other, net	(141)	(107)
	(69,118)	(90,735)
Net deferred tax liability	$(38,143)	$(41,529)

The Company currently has a net deferred tax liability. This net deferred tax liability is included in accounts payable and other liabilities on the consolidated statements of financial condition. The Company’s net deferred tax liability is now significantly lower compared to the prior year, due primarily to the new lower federal income tax rate effective January 1, 2018.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2017 management determined that sufficient evidence exists to support the future utilization of all of the Company’s deferred tax assets.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. Specifically, the Company is subject to annual limitations on the amounts of net operating loss and credit carryover that the Company can use from its pre-IPO period, or from the pre-acquisition periods of the companies that it has acquired in prior years. At December 31, 2017 and 2016, the Company has federal net operating loss carryforwards totaling $10.8 million and $16.1 million, respectively, which expire between 2029 and 2036. In addition, as of December 31, 2017, the Company has minimum tax credits of $1.6 million which never expire. The Tax Reform Act repeals the corporate alternative minimum tax rules and makes any unused minimum tax credit partially refundable in the tax years 2018 - 2020, and fully refundable in the tax year 2021. Accordingly, we expect to utilize all of the remaining minimum tax credit before 2022. We also have state net operating loss carryforwards as of December 31, 2017 and 2016 of $17.4 million and $14.0 million, respectively, that expire between 2018 and 2036.

Retained earnings at December 31, 2017 and 2016 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) in certain events, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company has recorded unrecognized tax positions of $514 thousand and $438 thousand as of December 31, 2017 and 2016, respectively, both periods including potential interest of $19 thousand. Any resolution of our unrecognized tax positions would impact our effective tax rate. We periodically evaluate our exposures associated with our filing positions. During 2017, we updated the amount of recorded potential liability based on actual proposed adjustments received from the relevant tax authority. We expect our uncertain tax positions will be settled within the next 12 months.

A reconciliation of our unrecognized tax positions, excluding accrued interest and penalties, for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015

Balance, beginning of year	$419	$419	$—
Increases related to prior year tax positions	76	—	419
Balance, end of year	$495	$419	$419

The Company files federal income tax returns with the Internal Revenue Service and state income tax returns with various state tax authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2014 or state income tax examination for tax years prior to 2012.

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

Salaries and related costs for the years ended December 31, 2017, 2016, and 2015, included employer contributions of $8.5 million, $7.7 million and $6.1 million, respectively.

NOTE 16–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2017, 2016, and 2015, the Company recognized $2.5 million, $1.8 million, and $1.1 million of compensation cost, respectively, for share-based compensation awards.

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

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the year ended December 31, 2017 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2016	268,547	$12.00	5.2 years	$5,263
Exercised	(1,000)	11.00	0.0 years	15
Options outstanding at December 31, 2017	267,547	12.01	4.2 years	4,533
Options that are exercisable and expected to be exercisable (1)	267,547	12.01	4.2 years	4,533
Options exercisable	267,547	$12.01	4.2 years	$4,533

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 1,000 options have been exercised during the year ended December 31, 2017, resulting in cash received and related income tax benefits totaling $16 thousand. As of December 31, 2017, there were no unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. There were no options granted during the years ended December 31, 2017, 2016 and 2015.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2016	256,454	$19.34
Granted	163,070	27.06
Cancelled or forfeited	(38,146)	22.36
Vested	(74,703)	18.76
Restricted shares outstanding at December 31, 2017	306,675	23.21

At December 31, 2017, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 1.9 years. Restricted share awards granted to senior management vest based upon the achievement of certain market conditions. One-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

Certain restricted stock awards granted to senior management during 2017 and 2016 contain both service conditions and performance conditions. Restricted stock units (“RSUs”) are stock awards with a pro-rata three year vesting, and the fair market value of the awards are determined at the grant date. Performance share units ("PSUs") are stock awards where the number of shares ultimately received by the employee depends on the company’s performance against specified targets and vest over a three-year period. The fair value of each PSU is determined on the grant date, based on the company’s stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. Compensation cost is recognized over the requisite three-year service period on a straight-line basis and adjusted for changes in the probability that the performance targets will be achieved.

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
Level 3 recurring fair value measurement.
Multifamily MSRs and SBA	Fair value is based on discounted estimated future servicing fees and other revenue, less estimated costs to service the loans.	Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 3.
Derivatives
Eurodollar futures	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
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

The following tables present the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at December 31, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$130,090	$—	$130,090	$—
Commercial	23,694	—	23,694	—
Municipal bonds	388,452	—	388,452	—
Collateralized mortgage obligations:
Residential	160,424	—	160,424	—
Commercial	98,569	—	98,569	—
Corporate debt securities	24,737	—	24,737	—
U.S. Treasury securities	10,652	—	10,652	—
Agency debentures	9,650	—	9,650	—
Single family mortgage servicing rights	258,560	—	—	258,560
Single family loans held for sale	577,313	—	575,977	1,336
Single family loans held for investment	5,477	—	—	5,477
Derivatives
Forward sale commitments	1,311	—	1,311	—
Interest rate lock and purchase loan commitments	12,950	—	—	12,950
Interest rate swaps	12,172	—	12,172	—
Total assets	$1,714,051	$—	$1,435,728	$278,323
Liabilities:
Derivatives
Eurodollar futures	$101	$101	$—	$—
Forward sale commitments	1,445	—	1,445	—
Interest rate lock and purchase loan commitments	25	—	—	25
Interest rate swaps	23,654	—	23,654	—
Total liabilities	$25,225	$101	$25,099	$25

(in thousands)	Fair Value at December 31, 2016	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$177,074	$—	$177,074	$—
Commercial	25,536	—	25,536	—
Municipal bonds	467,673	—	467,673	—
Collateralized mortgage obligations:
Residential	191,201	—	191,201	—
Commercial	70,764	—	70,764	—
Corporate debt securities	51,122	—	51,122	—
U.S. Treasury securities	10,620	—	10,620	—
Single family mortgage servicing rights	226,113	—	—	226,113
Single family loans held for sale	656,334	—	614,524	41,810
Single family loans held for investment	17,988	—	—	17,988
Derivatives
Forward sale commitments	24,623	—	24,623	—
Interest rate swaptions	1	—	1	—
Interest rate lock and purchase loan commitments	19,586	—	—	19,586
Interest rate swaps	15,016	—	15,016	—
Total assets	$1,953,651	$—	$1,648,154	$305,497
Liabilities:
Derivatives
Forward sale commitments	$15,203	$—	$15,203	$—
Interest rate lock and purchase loan commitments	367	—	—	367
Interest rate swaps	26,829	—	26,829	—
Total liabilities	$42,399	$—	$42,032	$367

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the years ended December 31, 2017 and 2016, see Note 12, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.5 million and $18.0 million at December 31, 2017 and December 31, 2016, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,477	Income approach	Implied spread to benchmark interest rate curve	3.61%	4.96%	4.10%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$17,988	Income approach	Implied spread to benchmark interest rate curve	3.62%	4.97%	4.49%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,336	Income approach	Implied spread to benchmark interest rate curve	3.93%	3.93%	3.93%
			Market price movement from comparable bond	(0.38)%	(0.10)%	(0.24)%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$41,810	Income approach	Implied spread to benchmark interest rate curve	3.46%	6.14%	4.23%
			Market price movement from comparable bond	(0.49)%	(0.11)%	(0.27)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Years Ended December 31,
(in thousands)	2017	2016

Beginning balance, net	$19,219	$17,711
Total realized/unrealized gains	126,082	146,462
Settlements	(132,376)	(144,954)
Ending balance, net	$12,925	$19,219

The following table presents fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Year Ended December 31, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$41,810	$4,327	$12,797	$(58,396)	$798	$1,336
Loans held for investment	17,988	127	(12,272)	(480)	114	5,477

	Year Ended December 31, 2016
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$49,322	$14,454	$(4,913)	$(14,524)	$(2,529)	$41,810
Loans held for investment	21,544	357	4,913	(7,608)	(1,218)	17,988

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$12,925	Income approach	Fall out factor	—%	58.38%	12.05%
			Value of servicing	0.69%	1.73%	1.09%

(dollars in thousands)	At December 31, 2016
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$19,219	Income approach	Fall out factor	0.50%	60.34%	11.95%
			Value of servicing	0.65%	2.27%	1.08%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the year ended December 31, 2017, the Company recorded adjustments ranging from 0.00% to 100.00% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.
During the year ended December 31, 2016, the Company recorded no adjustments to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate and to the appraisal value of OREO. During the year ended December 31, 2017, the Company applied a range of stated value adjustments of 0.0% to 100.0% to the stated value of commercial loans held for investment, with a weighted average of 46.7%. During the year ended December 31, 2016, the Company applied a range of stated value adjustments of 7.0% to 63.4% to the stated value of commercial loans held for investment, with a weighted average of 57.5% and a range of 0.0% to 49.1% to the appraisal value of OREO, with a weighted average of 17.9%. During the year ended December 31, 2017, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the years ended December 31, 2017 and 2016 and what we still held at the end of the respective reporting period.

	Year Ended December 31, 2017
(in thousands)	Fair Value of Assets Held at December 31, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$1,918	$—	$—	$1,918	$(163)
Total	$1,918	$—	$—	$1,918	$(163)

	Year Ended December 31, 2016
(in thousands)	Fair Value of Assets Held at December 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$4,586	$—	$—	$4,586	$(881)
Other real estate owned(2)	5,933	—	—	5,933	(1,332)
Total	$10,519	$—	$—	$10,519	$(2,213)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,718	$72,718	$72,718	$—	$—
Investment securities held to maturity	58,036	58,128	—	58,128	—
Loans held for investment	4,500,989	4,497,884	—	—	4,497,884
Loans held for sale – multifamily and other	33,589	33,589	—	33,589	—
Mortgage servicing rights – multifamily	26,093	28,362	—	—	28,362
Federal Home Loan Bank stock	46,639	46,639	—	46,639	—
Liabilities:
Deposits	$4,760,952	$4,739,563	$—	$4,739,563	$—
Federal Home Loan Bank advances	979,201	981,441	—	981,441	—
Long-term debt	125,274	108,530	—	108,530	—

	At December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$53,932	$53,932	$53,932	$—	$—
Investment securities held to maturity	49,861	49,488	—	49,488	—
Loans held for investment	3,801,039	3,840,990	—	—	3,840,990
Loans held for sale – transferred from held for investment	17,512	17,512	—	—	17,512
Loans held for sale – multifamily and other	40,712	40,712	—	40,712	—
Mortgage servicing rights – multifamily	19,747	21,610	—	—	21,610
Federal Home Loan Bank stock	40,347	40,347	—	40,347	—
Liabilities:
Deposits	$4,429,701	$4,410,213	$—	$4,410,213	$—
Federal Home Loan Bank advances	868,379	870,782	—	870,782	—
Long-term debt	125,147	122,357	—	122,357	—
NOTE 18–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015

Net income	$68,946	$58,151	$41,319
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,864,657	24,615,990	20,818,045
Dilutive effect of outstanding common stock equivalents (1)	227,362	227,693	241,156
Diluted weighted-average number of common stock outstanding	27,092,019	24,843,683	21,059,201
Earnings per share:
Basic earnings per share	$2.57	$2.36	$1.98
Diluted earnings per share	$2.54	$2.34	$1.96

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2017, 2016 and 2015 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 3,224, zero and zero at December 31, 2017, 2016 and 2015, respectively.

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

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$19,896	$174,542	$194,438
Provision for credit losses	—	750	750
Noninterest income	269,794	42,360	312,154
Noninterest expense	290,676	148,977	439,653
(Loss) income before income taxes	(986)	67,175	66,189
Income tax (benefit) expense	(27,871)	25,114	(2,757)
Net income	$26,885	$42,061	$68,946
Total assets	$866,712	$5,875,329	$6,742,041

	Year Ended December 31, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$26,034	$154,015	$180,049
Provision for credit losses	—	4,100	4,100
Noninterest income	323,468	35,682	359,150
Noninterest expense	305,937	138,385	444,322
Income before income taxes	43,565	47,212	90,777
Income tax expense	16,214	16,412	32,626
Net income	$27,351	$30,800	$58,151
Total assets	$974,248	$5,269,452	$6,243,700

	Year Ended December 31, 2015
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$28,318	$120,020	$148,338
Provision for credit losses	—	6,100	6,100
Noninterest income	251,870	29,367	281,237
Noninterest expense	243,970	122,598	366,568
Income before income taxes	36,218	20,689	56,907
Income tax expense	12,916	2,672	15,588
Net income	$23,302	$18,017	$41,319
Total assets	$848,445	$4,046,050	$4,894,495

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

	Years Ended December 31,
(in thousands)	2017	2016	2015

Beginning balance	$(10,412)	$(2,449)	$1,546
Other comprehensive income (loss) before reclassifications	3,607	(6,313)	(1,325)
Amounts reclassified from accumulated other comprehensive income (loss)	(317)	(1,650)	(2,670)
Net current-period other comprehensive income (loss)	3,290	(7,963)	(3,995)
Ending balance	$(7,122)	$(10,412)	$(2,449)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
(in thousands)	2017	2016	2015

Gain on sale of investment securities available for sale	$489	$2,539	$2,406
Income tax expense (benefit)	172	889	(264)
Total, net of tax	$317	$1,650	$2,670

NOTE 21–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2017	2016

Assets:
Cash and cash equivalents	$14,101	$12,260
Other assets	7,319	9,700
Investment in stock of subsidiaries	807,398	732,135
Total assets	$828,818	$754,095
Liabilities:
Other liabilities	$1,021	$1,521
Long-term debt	123,417	123,290
Total liabilities	124,438	124,811
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	339,009	336,149
Retained earnings	371,982	303,036
Accumulated other comprehensive loss	(7,122)	(10,412)
Total stockholder's equity	704,380	629,284
Total liabilities and stockholder's equity	$828,818	$754,095

Condensed Statements of Operations	Years Ended December 31,
(in thousands)	2017	2016	2015

Net interest expense	$(4,625)	$(2,680)	$(1,036)
Noninterest income	1,904	1,622	1,686
(Loss) income before income tax benefit and equity in income of subsidiaries	(2,721)	(1,058)	650
Dividend from subsidiaries to parent	4,000	4,697	13,181
	1,279	3,639	13,831
Noninterest expense	6,681	7,746	7,239
(Loss) income before income tax benefit	(5,402)	(4,107)	6,592
Income tax benefit	(3,381)	(4,656)	(561)
Income from subsidiaries	70,967	57,602	34,166
Net income	$68,946	$58,151	$41,319

Other comprehensive income (loss)	3,290	(7,963)	(3,995)
Comprehensive income	$72,236	$50,188	$37,324

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2017	2016	2015

Net cash (used in) provided by operating activities	$(3,395)	$990	$2,654
Cash flows from investing activities:
Net purchases of and proceeds from investment securities	2,546	(5,029)	673
Net payments for investments in and advances to subsidiaries	2,685	(116,090)	(992)
Net cash provided by (used in) investing activities	5,231	(121,119)	(319)
Cash flows from financing activities:
Proceeds from issuance of common stock	11	2,713	177
Proceeds from issuance of long-term debt	—	63,184	—
Proceeds from equity raise	—	58,713	—
Dividends paid	—	—	(5)
Proceeds from and repayment of advances from subsidiaries	—	2	—
Other, net	(6)	—	—
Net cash provided by financing activities	5	124,612	172
Increase in cash and cash equivalents	1,841	4,483	2,507
Cash and cash equivalents at beginning of year	12,260	7,777	5,270
Cash and cash equivalents at end of year	$14,101	$12,260	$7,777

NOTE 22–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter Ended
(in thousands, except share data)	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016

Interest income	$63,686	$61,981	$56,742	$55,274	$56,862	$55,330	$51,291	$46,054
Interest expense	12,607	11,141	9,874	9,623	8,788	8,528	6,809	5,363
Net interest income	51,079	50,840	46,868	45,651	48,074	46,802	44,482	40,691
Provision for credit losses	—	250	500	—	350	1,250	1,100	1,400
Net interest income after provision for credit losses	51,079	50,590	46,368	45,651	47,724	45,552	43,382	39,291
Noninterest income	72,801	83,884	81,008	74,461	73,221	111,745	102,476	71,708
Noninterest expense	106,838	114,697	111,244	106,874	117,539	114,399	111,031	101,353
Income before income tax (benefit) expense	17,042	19,777	16,132	13,238	3,406	42,898	34,827	9,646
Income tax (benefit) expense	(17,873)	5,938	4,923	4,255	1,112	15,197	13,078	3,239
Net income	$34,915	$13,839	$11,209	$8,983	$2,294	$27,701	$21,749	$6,407
Basic earnings per share	$1.30	$0.51	$0.42	$0.33	$0.09	$1.12	$0.88	$0.27
Diluted earnings per share	$1.29	$0.51	$0.41	$0.33	$0.09	$1.11	$0.87	$0.27

NOTE 23–RESTRUCTURING:

In 2017, we implemented a restructuring plan in our Mortgage Banking Segment to reduce our operating cost structure and improve efficiency. In 2017, we recorded a total restructuring charge of $3.7 million, consisting of facility related cost of $3.1 million and severance cost of $648 thousand. The charges are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for that period.
The following table summarizes the restructuring charges, the restructuring costs paid or settled during the year ended December 31, 2017, and the Company's net remaining liability balance at December 31, 2017.

(in thousands)	Facility related costs	Personnel related costs	Total
Balance at December 31, 2016	$—	$—	$—
Restructuring charges	3,072	648	3,720
Costs paid or otherwise settled	(1,686)	(648)	(2,334)
Balance at December 31, 2017	$1,386	$—	$1,386

NOTE 24–SUBSEQUENT EVENTS:

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2017, and has included all material events that would require recognition in the 2017 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2017.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in
Rule 13a-15(f) of the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with
U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2017. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -Integrated Framework. Based on that assessment, management concluded that, at December 31, 2017, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2017, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2017, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of HomeStreet, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 6, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 6, 2018

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders (the “2018 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2017 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	640,247	(1)	$10.16	(2)	1,074,890	(3)
Plans not approved by shareholders (4)	10,800	(4)	$1.07		N/A
Total	651,047		$9.80	(2)	1,074,890

(1)
Consists of 267,547 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 152,209 shares subject to Restricted Stock Units awarded under the 2014 Plan and 231,291 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards. The 2010 Plan was terminated when the 2014 Plan was approved by our shareholders on May 29, 2014. While the terms of the 2010 Plan remain in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan.

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

Except as disclosed above, the information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2017 and 2016
Consolidated Statements of Operations for the three years ended December 31, 2017
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2017
Consolidated Statements of Cash Flows for the three years ended December 31, 2017
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(iii)	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (2)	Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.3 (3)	First Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.4 (4)	Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (5)	Form of Common Stock Certificate

4.2	Reference is made to Exhibit 3.1

4.3 (6) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

10.1 * (7)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 *(8)	HomeStreet, Inc. 2014 Equity Incentive Plan

10.3 * (8)	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4 * (8)	Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.5 * (9)	Amended and Restated HomeStreet, Inc. 401(k) Savings Plan, as of January 1, 2015

10.6 * (9)	Amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of January 1, 2016

10.7 * (7)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.8 * (7)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 * (10)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 *	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.11 *	Amended and Restated Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated January 25, 2018

10.12 * (11)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark R. Ruh, dated September 11, 2017

10.13 *	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated January 25, 2018

10.14 (7)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.15 (7)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.16 (7)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.17 (12)†
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

10.18 (8)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.19 (9)	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.20 (12)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.21 (7)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.22 (7) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.23 (7)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.24 (7) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.25 (10)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.26 (14)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.27 (8)	HomeStreet, Inc. 2014 Management/Support Performance-Based Annual Incentive Compensation Plan

10.28 (9)	HomeStreet Bank 2015 Performance-Based Annual Incentive Compensation Plan

10.28 (10)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.30 (15)	Agreement and Plan of Merger dated as of September 25, 2015 between HomeStreet, Inc., HomeStreet Bank and Orange County Business Bank

10.31 (13)	Registration Rights Agreement dated May 20, 2016

10.32 (16)	At Market Issuance Agreement dated December 5, 2016 by and among HomeStreet, Inc., FBR Capital Markets & Co. and Keefe, Bruyette & Woods, Inc

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(17)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS (18)	XBRL Instance Document

101.SCH (18)	XBRL Taxonomy Extension Schema Document

101.CAL (18)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (18)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (18)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (18)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on August 2, 2016, and incorporated herein by reference.

(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.

(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.

(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.

(7)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.

(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.

(10)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.

(11)	Filed as an exhibit to HomeStreet, Inc.’s current Report on Form 8-K (SEC File No. 001-35424) filed on September 12, 2017, and incorporated herein by reference.

(12)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.

(13)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.

(14)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.

(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on September 28, 2015, and incorporated herein by reference.

(16)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on December 6, 2016, and incorporated herein by reference.

(17)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(18)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations for the three years ended December 31, 2017, (ii) the Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2017, and (v) the Notes to Consolidated Financial Statements.

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

*	Management contract or compensation plan or arrangement.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 6, 2018.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

POWERS OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Mason and Mark R. Ruh, and each of them his "or her" attorney-in-fact, with the power of substitution, for him "or her" in any and all capacities, to sign any amendment to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his "or her" substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2018
Mark K. Mason, Chairman

/s/ David A. Ederer	Chairman Emeritus of the Board	March 6, 2018
David A. Ederer, Chairman Emeritus

/s/ Mark R. Ruh	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 6, 2018
Mark R. Ruh

/s/ Scott M. Boggs	Director	March 6, 2018
Scott M. Boggs

/s/ Mark R. Patterson	Director	March 6, 2018
Mark R. Patterson

/s/ Victor H. Indiek	Director	March 6, 2018
Victor H. Indiek

/s/ Thomas E. King	Director	March 6, 2018
Thomas E. King

/s/ George W. Kirk	Director	March 6, 2018
George W. Kirk

/s/ Douglas I. Smith	Director	March 6, 2018
Douglas I. Smith

/s/ Donald R. Voss	Director	March 6, 2018
Donald R. Voss