Form 10-Q
period 2018-03-31
HomeStreet, Inc.
filed 2018-05-04
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
Commission file number: 001-35424
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of May 2, 2018 was 26,976,811.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents (including interest-earning instruments of $19,792 and $30,268)	$66,289	$72,718
Investment securities (includes $836,200 and $846,268 carried at fair value)	915,483	904,304
Loans held for sale (includes $451,665 and $577,313 carried at fair value)	500,533	610,902
Loans held for investment (net of allowance for loan losses of $39,090 and $37,847; includes $5,304 and $5,477 carried at fair value)	4,758,261	4,506,466
Mortgage servicing rights (includes $294,062 and $258,560 carried at fair value)	320,105	284,653
Other real estate owned	297	664
Federal Home Loan Bank stock, at cost	41,923	46,639
Premises and equipment, net	104,508	104,654
Goodwill	22,564	22,564
Other assets	194,093	188,477
Total assets	$6,924,056	$6,742,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,048,996	$4,760,952
Federal Home Loan Bank advances	851,657	979,201
Accounts payable and other liabilities	172,119	172,234
Federal funds purchased and securities sold under agreements to repurchase	25,000	—
Long-term debt	125,321	125,274
Total liabilities	6,223,093	6,037,661
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,972,074 shares and 26,888,288 shares	511	511
Additional paid-in capital	339,902	339,009
Retained earnings	377,848	371,982
Accumulated other comprehensive loss	(17,298)	(7,122)
Total shareholders' equity	700,963	704,380
Total liabilities and shareholders' equity	$6,924,056	$6,742,041

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2018	2017

Interest income:
Loans	$55,936	$49,506
Investment securities	5,559	5,632
Other	179	136
	61,674	55,274
Interest expense:
Deposits	7,788	5,623
Federal Home Loan Bank advances	3,636	2,401
Federal funds purchased and securities sold under agreements to repurchase	32	—
Long-term debt	1,584	1,479
Other	174	120
	13,214	9,623
Net interest income	48,460	45,651
Provision for credit losses	750	—
Net interest income after provision for credit losses	47,710	45,651
Noninterest income:
Net gain on loan origination and sale activities	48,319	60,281
Loan servicing income	7,574	9,239
(Loss) income from WMS Series LLC	(11)	185
Depositor and other retail banking fees	1,945	1,656
Insurance agency commissions	543	396
Gain on sale of investment securities available for sale	222	6
Other	2,239	2,698
	60,831	74,461
Noninterest expense:
Salaries and related costs	66,691	71,308
General and administrative	14,584	17,128
Amortization of core deposit intangibles	406	514
Legal	730	160
Consulting	877	1,058
Federal Deposit Insurance Corporation assessments	929	824
Occupancy	8,180	8,209
Information services	8,465	7,648
Net (benefit) cost from operation and sale of other real estate owned	(93)	25
	100,769	106,874
Income before income taxes	7,772	13,238
Income tax expense	1,906	4,255
NET INCOME	$5,866	$8,983

Basic income per share	$0.22	$0.33
Diluted income per share	$0.22	$0.33
Basic weighted average number of shares outstanding	26,927,464	26,821,396
Diluted weighted average number of shares outstanding	27,159,000	27,057,449
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

Net income	$5,866	$8,983
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the period, net of tax (benefit) expense of ($2,658) and $1,039	(10,000)	1,930
Reclassification adjustment for net gains included in net income, net of tax expense (benefit) of $46 and $2	(176)	(4)
Other comprehensive (loss) income	(10,176)	1,926
Comprehensive income (loss)	$(4,310)	$10,909

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2017	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
Net income	—	—	—	8,983	—	8,983
Share-based compensation expense	—	—	643	—	—	643
Common stock issued	62,561	—	83	—	—	83
Other comprehensive income	—	—	—	—	1,926	1,926
Balance, March 31, 2017	26,862,744	$511	$336,875	$312,019	$(8,486)	$640,919

Balance, January 1, 2018	26,888,288	$511	$339,009	$371,982	$(7,122)	$704,380
Net income	—	—	—	5,866	—	5,866
Share-based compensation expense	—	—	771	—	—	771
Common stock issued	83,786	—	122	—	—	122
Other comprehensive loss	—	—	—	—	(10,176)	(10,176)
Balance, March 31, 2018	26,972,074	$511	$339,902	$377,848	$(17,298)	$700,963

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,866	$8,983
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	6,051	4,807
Provision for credit losses	750	—
Net fair value adjustment and gain on sale of loans held for sale	(14,359)	(53,304)
Fair value adjustment of loans held for investment	124	(157)
Origination of mortgage servicing rights	(15,288)	(18,526)
Change in fair value of mortgage servicing rights	(21,148)	6,388
Net gain on sale of investment securities	(222)	(6)
Net gain on sale of loans originated as held for investment	—	(83)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(92)	(55)
Loss on disposal of fixed assets	64	50
(Recovery) loss on lease abandonment	(266)	—
Net deferred income tax expense	1,906	7,624
Share-based compensation expense	882	720
Origination of loans held for sale	(1,450,347)	(1,640,341)
Proceeds from sale of loans originated as held for sale	1,606,661	1,867,783
Changes in operating assets and liabilities:
Increase in accounts receivable and other assets	(6,787)	(13,978)
Decrease in accounts payable and other liabilities	(6,539)	(21,905)
Net cash provided by operating activities	107,256	148,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(70,007)	(170,381)
Proceeds from sale of investment securities	16,875	2,386
Principal repayments and maturities of investment securities	27,383	26,644
Proceeds from sale of other real estate owned	459	708
Proceeds from sale of loans originated as held for investment	—	1,469
Mortgage servicing rights purchased from others	—	(354)
Capital expenditures related to other real estate owned	—	(57)
Origination of loans held for investment and principal repayments, net	(275,065)	(137,267)
Purchase of property and equipment	(3,579)	(22,397)
Net cash used in investing activities	(303,934)	(299,249)

	Three Months Ended March 31,
(in thousands)	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$288,026	$166,158
Proceeds from Federal Home Loan Bank advances	2,613,400	1,804,600
Repayment of Federal Home Loan Bank advances	(2,740,900)	(1,810,600)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	495,000	88,000
Repayment of federal funds purchased and securities sold under agreements to repurchase	(470,000)	(88,000)
Proceeds from Federal Home Loan Bank stock repurchase	44,307	43,033
Purchase of Federal Home Loan Bank stock	(39,591)	(44,342)
Proceeds from stock issuance, net	11	11
Payments from equity raise	—	(46)
Net cash provided by financing activities	190,253	158,814
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,425)	7,565
Cash, cash equivalents and restricted cash, beginning of year	73,909	56,364
Cash, cash equivalents and restricted cash, end of period	67,484	63,929
Less restricted cash included in other assets	(1,195)	(2,437)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,289	$61,492
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$12,067	$8,016
Federal and state income taxes refunded, net	(4)	(23,202)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	—	1,011
Loans transferred from held for investment to held for sale	36,626	2,871
Loans transferred from held for sale to held for investment	5,040	3,947
(Reduction in) Ginnie Mae loans recognized with the right to repurchase, net	8,598	(572)

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily in the western United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations, allowance for credit losses (Note 3, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 6, Mortgage Banking Operations), valuation of certain loans held for investment (Note 3, Loans and Credit Quality), valuation of investment securities (Note 2, Investment Securities), and valuation of derivatives (Note 5, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholder's equity as previously reported.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("2017 Annual Report on Form 10-K").

Recent Accounting Developments
Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States ("2017 Tax Act"), resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% and makes many other sweeping changes to the tax code, effective January 1, 2018. In the fourth quarter of 2017, we were required to revalue our deferred tax assets and liabilities at the new statutory rate upon enactment. As a result of this revaluation, in 2017, we recognized a one-time, non-cash $23.3 million tax benefit.

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The update does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements. Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.
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
Effective January 1, 2018, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be applied prospectively and will impact how we assess acquisitions (or disposals) of assets or businesses. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2018, we adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force.” This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents, including certain disclosures. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230):, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delay recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that has the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s consolidated financial statements. The Company has formed an internal committee to oversee the project. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses; however, management is still assessing the magnitude of the increase and its impact on the Company's consolidated financial statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the amendments of this ASU.
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
Effective January 1, 2018, we adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. This ASU simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the consolidated statement of financial position. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the consolidated statement of financial position or in the accompanying notes to the financial statements. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2018, the company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU clarifies the principles for recognizing revenue from contracts with customers requiring the application of a five step process: 1) identify the contract, 2) identify the performance obligation, 3) determine the transaction price of the contract, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted this ASU effective January 1, 2018 using the modified-retrospective transition method. The Company has concluded that substantially all of its revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact on the company’s consolidated financial results for the quarter ended March 31, 2018 and there is no material change to disclosures as a result of the adoption of this guidance.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	At March 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$126,626	$—	$(5,270)	$121,356
Commercial	32,022	22	(638)	31,406
Municipal bonds	382,216	1,030	(8,606)	374,640
Collateralized mortgage obligations:
Residential	175,748	—	(6,377)	169,371
Commercial	99,897	9	(2,179)	97,727
Corporate debt securities	22,740	2	(981)	21,761
U.S. Treasury securities	10,904	—	(415)	10,489
Agency debentures	9,865	—	(415)	9,450
	$860,018	$1,063	$(24,881)	$836,200

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,012	$—	$(258)	$11,754
Commercial	21,875	14	(495)	21,394
Collateralized mortgage obligations	17,805	50	(49)	17,806
Municipal bonds	27,495	179	(455)	27,219
Corporate debt securities	96	—	—	96
	$79,283	$243	$(1,257)	$78,269

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$133,654	$4	$(3,568)	$130,090
Commercial	24,024	8	(338)	23,694
Municipal bonds	389,117	2,978	(3,643)	388,452
Collateralized mortgage obligations:
Residential	164,502	3	(4,081)	160,424
Commercial	100,001	9	(1,441)	98,569
Corporate debt securities	25,146	67	(476)	24,737
U.S. Treasury securities	10,899	—	(247)	10,652
Agency debentures	9,861	—	(211)	9,650
	$857,204	$3,069	$(14,005)	$846,268

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,062	$35	$(99)	$11,998
Commercial	21,015	75	(161)	20,929
Collateralized mortgage obligations	3,439	—	—	3,439
Municipal bonds	21,423	339	(97)	21,665
Corporate debt securities	97	—	—	97
	$58,036	$449	$(357)	$58,128

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2018 and December 31, 2017, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of March 31, 2018 and December 31, 2017, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(366)	$17,848	$(4,904)	$103,082	$(5,270)	$120,930
Commercial	(326)	15,693	(312)	6,603	(638)	22,296
Municipal bonds	(3,300)	186,208	(5,306)	128,141	(8,606)	314,349
Collateralized mortgage obligations:
Residential	(1,303)	62,441	(5,074)	106,930	(6,377)	169,371
Commercial	(1,040)	57,850	(1,139)	34,368	(2,179)	92,218
Corporate debt securities	(152)	8,766	(829)	12,765	(981)	21,531
U.S. Treasury securities	(3)	997	(411)	9,492	(414)	10,489
Agency debentures	(415)	9,450	—	—	(415)	9,450
	$(6,905)	$359,253	$(17,975)	$401,381	$(24,880)	$760,634

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(73)	$5,347	$(186)	$4,338	$(259)	$9,685
Commercial	(495)	18,385	—	—	(495)	18,385
Collateralized mortgage obligations	(49)	9,351	—	—	(49)	9,351
Municipal bonds	(192)	10,500	(263)	9,237	(455)	19,737
	$(809)	$43,583	$(449)	$13,575	$(1,258)	$57,158

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(182)	$18,020	$(3,386)	$110,878	$(3,568)	$128,898
Commercial	(113)	15,265	(225)	6,748	(338)	22,013
Municipal bonds	(760)	105,415	(2,883)	134,103	(3,643)	239,518
Collateralized mortgage obligations:
Residential	(612)	53,721	(3,469)	104,555	(4,081)	158,276
Commercial	(538)	57,236	(903)	35,225	(1,441)	92,461
Corporate debt securities	(15)	5,272	(461)	13,365	(476)	18,637
U.S. Treasury securities	(3)	997	(244)	9,655	(247)	10,652
Agency debentures	(211)	9,650	$—	—	(211)	9,650
	$(2,434)	$265,576	$(11,571)	$414,529	$(14,005)	$680,105

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(13)	$2,662	$(86)	$4,452	$(99)	$7,114
Commercial	(161)	15,900	—	—	(161)	15,900
Collateralized mortgage obligations	—	3,439	—	—	—	3,439
Municipal bonds	(3)	2,185	(94)	9,465	(97)	11,650
	$(177)	$24,186	$(180)	$13,917	$(357)	$38,103

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2018 and December 31, 2017. In addition, as of March 31, 2018 and December 31, 2017, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At March 31, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,420	1.62%	$112,936	2.03%	$121,356	2.00%
Commercial	—	—	14,158	2.08	13,569	2.69	3,679	2.92	31,406	2.44
Municipal bonds	635	2.29	15,948	2.25	34,883	2.71	323,174	3.25	374,640	3.15
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	169,371	2.23	169,371	2.23
Commercial	—	—	12,303	2.18	20,549	2.46	64,875	2.18	97,727	2.24
Agency debentures	—	—	—	—	9,450	2.21	—	—	9,450	2.21
Corporate debt securities	1,032	2.10	4,189	3.02	11,738	3.36	4,802	3.52	21,761	3.28
U.S. Treasury securities	997	1.22	—	—	9,492	1.73	—	—	10,489	1.69
Total available for sale	$2,664	1.82%	$46,598	2.25%	$108,101	2.52%	$678,837	2.68%	$836,200	2.64%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,754	2.96%	$11,754	2.96%
Commercial	—	—	11,612	2.21	9,782	2.82	—	—	21,394	2.49
Collateralized mortgage obligations	—	—	9,351	3.30	—	—	8,455	2.53	17,806	2.93
Municipal bonds	—	—	1,812	2.84	4,493	2.16	20,914	3.19	27,219	3.00
Corporate debt securities	—	—	—	—	—	—	96	6.00	96	6.00
Total held to maturity	$—	—%	$22,775	2.70%	$14,275	2.61%	$41,219	3.00%	$78,269	2.84%

	At December 31, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,914	1.63%	$121,176	1.97%	$130,090	1.94%
Commercial	—	—	15,356	2.07	4,558	2.03	3,780	2.98	23,694	2.21
Municipal bonds	641	2.64	24,456	3.10	39,883	3.25	323,472	3.81	388,452	3.71
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	160,424	2.10	160,424	2.10
Commercial	—	—	12,550	2.09	21,837	2.38	64,182	2.13	98,569	2.18
Agency debentures	—	—	—	—	9,650	2.26	—	—	9,650	2.26
Corporate debt securities	1,048	2.11	6,527	2.80	11,033	3.49	6,129	3.57	24,737	3.27
U.S. Treasury securities	997	1.22	—	—	9,655	1.76	—	—	10,652	1.71
Total available for sale	$2,686	1.90%	$58,889	2.58%	$105,530	2.67%	$679,163	2.90%	$846,268	2.85%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,998	2.93%	$11,998	2.93%
Commercial	—	—	6,577	2.15	14,352	2.71	—	—	20,929	2.53
Collateralized mortgage obligations	—	—	—	—	—	—	3,439	1.90	3,439	1.90
Municipal bonds	—	—	1,846	3.35	4,630	2.57	15,189	3.50	21,665	3.28
Corporate debt securities	—	—	—	—	—	—	97	6.00	97	6.00
Total held to maturity	$—	—%	$8,423	2.41%	$18,982	2.68%	$30,723	3.10%	$58,128	2.86%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2018	2017

Proceeds	$16,875	$2,386
Gross gains	223	25
Gross losses	(1)	(19)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At March 31, 2018	At December 31, 2017

Federal Home Loan Bank to secure borrowings	$62,282	$425,866
Washington and California State to secure public deposits	115,739	118,828
Securities pledged to secure derivatives in a liability position	9,455	7,308
Other securities pledged	5,679	6,089
Total securities pledged as collateral	$193,155	$558,091

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at March 31, 2018 and December 31, 2017.

Tax-exempt interest income on securities totaling $2.3 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 3–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2017 Annual Report on Form 10-K.

The Company's portfolio of loans held for investment is divided into two portfolio segments, consumer loans and commercial loans, which are the same segments used to determine the allowance for loan losses. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and non-owner occupied commercial real estate, multifamily, construction/land development and owner occupied commercial real estate and commercial business loans within the commercial loan portfolio segment.

Loans held for investment consist of the following:

(in thousands)	At March 31, 2018	At December 31, 2017

Consumer loans
Single family(1)	$1,444,193	$1,381,366
Home equity and other	470,273	453,489
Total consumer loans	1,914,466	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	633,719	622,782
Multifamily	811,892	728,037
Construction/land development	739,248	687,631
Total commercial real estate loans	2,184,859	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	393,845	391,613
Commercial business	287,367	264,709
Total commercial and industrial loans	681,212	656,322
Loans held for investment before deferred fees, costs and allowance	4,780,537	4,529,627
Net deferred loan fees and costs	16,814	14,686
	4,797,351	4,544,313
Allowance for loan losses	(39,090)	(37,847)
Total loans held for investment	$4,758,261	$4,506,466

(1)
Includes $5.3 million and $5.5 million at March 31, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.74 billion and $1.81 billion at March 31, 2018 and December 31, 2017, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $672.8 million and $663.8 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the single family loan class within the states of Washington and California, which represented 14.7% and 11.1% of the total portfolio, respectively. At December 31, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the single family loan class within the states of Washington and California, which represented 15.0% and 10.9% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2018. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2017 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2018	2017

Allowance for credit losses (roll-forward):
Beginning balance	$39,116	$35,264
Provision for credit losses	750	—
Recoveries, net of charge-offs	580	778
Ending balance	$40,446	$36,042
Components:
Allowance for loan losses	$39,090	$34,735
Allowance for unfunded commitments	1,356	1,307
Allowance for credit losses	$40,446	$36,042

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,412	$—	$280	$(484)	$9,208
Home equity and other	7,081	(97)	76	(73)	6,987
Total consumer loans	16,493	(97)	356	(557)	16,195
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	(128)	4,627
Multifamily	3,895	—	—	756	4,651
Construction/land development	8,677	—	171	311	9,159
Total commercial real estate loans	17,327	—	171	939	18,437
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	6	2,966
Commercial business	2,336	(1)	151	362	2,848
Total commercial and industrial loans	5,296	(1)	151	368	5,814
Total allowance for credit losses	$39,116	$(98)	$678	$750	$40,446

	Three Months Ended March 31, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,196	$—	$333	$(575)	$7,954
Home equity and other	6,153	(325)	286	432	6,546
Total consumer loans	14,349	(325)	619	(143)	14,500
Commercial real estate loans
Non-owner occupied commercial real estate	4,481	—	—	218	4,699
Multifamily	3,086	—	—	707	3,793
Construction/land development	8,553	—	220	(704)	8,069
Total commercial real estate loans	16,120	—	220	221	16,561
Commercial and industrial loans
Owner occupied commercial real estate	2,199	—	—	138	2,337
Commercial business	2,596	—	264	(216)	2,644
Total commercial and industrial loans	4,795	—	264	(78)	4,981
Total allowance for credit losses	$35,264	$(325)	$1,103	$—	$36,042

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,083	$125	$9,208	$1,370,077	$68,828	$1,438,905
Home equity and other	6,941	46	6,987	468,990	1,267	470,257
Total consumer loans	16,024	171	16,195	1,839,067	70,095	1,909,162
Commercial loans
Non-owner occupied commercial real estate	4,627	—	4,627	633,719	—	633,719
Multifamily	4,651	—	4,651	811,093	799	811,892
Construction/land development	9,159	—	9,159	738,658	590	739,248
Total commercial real estate loans	18,437	—	18,437	2,183,470	1,389	2,184,859
Commercial and industrial loans
Owner occupied commercial real estate	2,966	—	2,966	390,991	2,854	393,845
Commercial business	2,710	138	2,848	284,582	2,785	287,367
Total commercial and industrial loans	5,676	138	5,814	675,573	5,639	681,212
Total loans evaluated for impairment	40,137	309	40,446	4,698,110	77,123	4,775,233
Loans held for investment carried at fair value	—	—	—	—	—	5,304	(1)
Total loans held for investment	$40,137	$309	$40,446	$4,698,110	$77,123	$4,780,537

	At December 31, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,188	$224	$9,412	$1,300,939	$74,967	$1,375,906
Home equity and other	7,036	45	7,081	452,182	1,290	453,472
Total consumer loans	16,224	269	16,493	1,753,121	76,257	1,829,378
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	4,755	622,782	—	622,782
Multifamily	3,895	—	3,895	727,228	809	728,037
Construction/land development	8,677	—	8,677	687,177	454	687,631
Total commercial real estate loans	17,327	—	17,327	2,037,187	1,263	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	2,960	388,624	2,989	391,613
Commercial business	2,316	20	2,336	261,603	3,106	264,709
Total commercial and industrial loans	5,276	20	5,296	650,227	6,095	656,322
Total loans evaluated for impairment	38,827	289	39,116	4,440,535	83,615	4,524,150
Loans held for investment carried at fair value	—	—	—	5,246	231	5,477	(1)
Total loans held for investment	$38,827	$289	$39,116	$4,445,781	$83,846	$4,529,627

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$66,257	$67,085	$—
Home equity and other	763	788	—
Total consumer loans	67,020	67,873	—
Commercial real estate loans
Multifamily	799	831	—
Construction/land development	590	590	—
Total commercial real estate loans	1,389	1,421	—
Commercial and industrial loans
Owner occupied commercial real estate	2,854	3,165	—
Commercial business	1,875	2,560	—
Total commercial and industrial loans	4,729	5,725	—
	$73,138	$75,019	$—
With an allowance recorded:
Consumer loans
Single family	$2,571	$2,629	$125
Home equity and other	504	504	46
Total consumer loans	3,075	3,133	171
Commercial and industrial loans
Commercial business	910	1,332	138
Total commercial and industrial loans	910	1,332	138
	$3,985	$4,465	$309
Total:
Consumer loans
Single family(3)	$68,828	$69,714	$125
Home equity and other	1,267	1,292	46
Total consumer loans	70,095	71,006	171
Commercial real estate loans
Multifamily	799	831	—
Construction/land development	590	590	—
Total commercial and industrial loans	1,389	1,421	—
Commercial and industrial loans
Owner occupied commercial real estate	2,854	3,165	—
Commercial business	2,785	3,892	138
Total commercial and industrial loans	5,639	7,057	138
Total impaired loans	$77,123	$79,484	$309

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $66.3 million in single family performing trouble debt restructurings ("TDRs").

	At December 31, 2017
(in thousands)	Recorded investment (1)		Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$71,264	(4)	$72,424	$—
Home equity and other	782		807	—
Total consumer loans	72,046		73,231	—
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	2,398		3,094	—
Total commercial and industrial loans	5,387		6,382	—
	$78,696		$80,904	$—
With an allowance recorded:
Consumer loans
Single family	$3,934		$4,025	$224
Home equity and other	508		508	45
Total consumer loans	4,442		4,533	269
Commercial and industrial loans
Commercial business	708		755	20
Total commercial and industrial loans	708		755	20
	$5,150		$5,288	$289
Total:
Consumer loans
Single family(3)	$75,198		$76,449	$224
Home equity and other	1,290		1,315	45
Total consumer loans	76,488		77,764	269
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	3,106		3,849	20
Total commercial and industrial loans	6,095		7,137	20
Total impaired loans	$83,846		$86,192	$289

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $69.6 million in single family performing TDRs.

(4)	Includes $231 thousand of fair value option loans.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$72,013	$653	$82,007	$750
Home equity and other	1,279	19	1,449	19
Total consumer loans	73,292	672	83,456	769
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	1,225	—
Multifamily	804	6	841	6
Construction/land development	522	5	1,540	26
Total commercial real estate loans	1,326	11	3,606	32
Commercial and industrial loans
Owner occupied commercial real estate	2,921	36	2,707	59
Commercial business	2,945	37	3,113	47
Total commercial and industrial loans	5,866	73	5,820	106
	$80,484	$756	$92,882	$907

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

•
This rating may be assigned when a loan officer is unable to supervise the credit properly, or when there is an inadequate loan agreement, an inability to control collateral, failure to obtain proper documentation, or any other deviation from prudent lending practices.

•
Unlike a substandard credit, there should be a reasonable expectation that these temporary issues will be corrected within the normal course of business, rather than liquidation of assets, and in a reasonable period of time.

Substandard. A substandard loan, risk rated 8-Substandard, is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard. Loans are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan normally has one or more well-defined weaknesses that could jeopardize repayment of the loan. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations, is the key distinction between special mention and substandard. The following are examples of well-defined weaknesses:

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

Substandard. A homogeneous substandard loan, risk rated 8, is 90 days or more past due from the required payment date at month-end.

Loss. A homogeneous loss loan is risk rated 10 when the loss has been confirmed and charged off through the Bank’s commercial special assets collection process.
.

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

Loss. A homogeneous retail loss loan is risk rated 10 when it becomes past due 180 cumulative days from the contractual due date. These loans are generally charged-off in the month in which the 180 day period elapses.

Residential and home equity loans modified in a troubled debt restructure are not considered homogeneous. The risk rating classification for such loans are based on the non-homogeneous definitions noted above.

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At March 31, 2018
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,422,002	(1)	$2,812	$12,187	$7,192	$1,444,193
Home equity and other	467,900		147	825	1,401	470,273
	1,889,902		2,959	13,012	8,593	1,914,466
Commercial real estate loans
Non-owner occupied commercial real estate	622,453		10,068	405	793	633,719
Multifamily	777,176		33,917	503	296	811,892
Construction/land development	715,642		21,927	1,603	76	739,248
	2,115,271		65,912	2,511	1,165	2,184,859
Commercial and industrial loans
Owner occupied commercial real estate	358,034		21,292	12,277	2,242	393,845
Commercial business	230,732		37,457	16,688	2,490	287,367
	588,766		58,749	28,965	4,732	681,212
	$4,593,939		$127,620	$44,488	$14,490	$4,780,537

(1)
Includes $5.3 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of March 31, 2018 and December 31, 2017, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2017 Annual Report on Form 10-K.

Nonaccrual and Past Due Loans
Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off. Loans whose repayments are insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") are generally maintained on accrual status even if 90 days or more past due.

The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At March 31, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$12,636	$7,750	$45,926	$66,312	$1,377,881	(1)	$1,444,193	$38,734	(2)
Home equity and other	186	28	1,400	1,614	468,659		470,273	—
	12,822	7,778	47,326	67,926	1,846,540		1,914,466	38,734
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	633,719		633,719	—
Multifamily	—	—	296	296	811,596		811,892	—
Construction/land development	—	—	76	76	739,172		739,248	—
	—	—	372	372	2,184,487		2,184,859	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	626	626	393,219		393,845	—
Commercial business	378	—	1,288	1,666	285,701		287,367	—
	378	—	1,914	2,292	678,920		681,212	—
	$13,200	$7,778	$49,612	$70,590	$4,709,947		$4,780,537	$38,734

	At December 31, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$10,493	$4,437	$48,262	$63,192	$1,318,174	(1)	$1,381,366	$37,171	(2)
Home equity and other	750	20	1,404	2,174	451,315		453,489	—
	11,243	4,457	49,666	65,366	1,769,489		1,834,855	37,171
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	622,782		622,782	—
Multifamily	—	—	302	302	727,735		728,037	—
Construction/land development	641	—	78	719	686,912		687,631	—
	641	—	380	1,021	2,037,429		2,038,450	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	640	640	390,973		391,613	—
Commercial business	377	—	1,526	1,903	262,806		264,709	—
	377	—	2,166	2,543	653,779		656,322	—
	$12,261	$4,457	$52,212	$68,930	$4,460,697		$4,529,627	$37,171

(1)
Includes $5.3 million and $5.5 million of loans at March 31, 2018 and December 31, 2017, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2018
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,437,001	(1)	$7,192	$1,444,193
Home equity and other	468,872		1,401	470,273
	1,905,873		8,593	1,914,466
Commercial real estate loans
Non-owner occupied commercial real estate	633,719		—	633,719
Multifamily	811,596		296	811,892
Construction/land development	739,172		76	739,248
	2,184,487		372	2,184,859
Commercial and industrial loans
Owner occupied commercial real estate	393,219		626	393,845
Commercial business	286,079		1,288	287,367
	679,298		1,914	681,212
	$4,769,658		$10,879	$4,780,537

	At December 31, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,370,275	(1)	$11,091	$1,381,366
Home equity and other	452,085		1,404	453,489
	1,822,360		12,495	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	622,782		—	622,782
Multifamily	727,735		302	728,037
Construction/land development	687,553		78	687,631
	2,038,070		380	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	390,973		640	391,613
Commercial business	263,183		1,526	264,709
	654,156		2,166	656,322
	$4,514,586		$15,041	$4,529,627

(1)
Includes $5.3 million and $5.5 million of loans at March 31, 2018 and December 31, 2017, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended March 31, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	8	$1,685	$—
	Payment restructure	25	5,189	—
Total consumer
	Interest rate reduction	8	1,685	—
	Payment restructure	25	5,189	—
		33	6,874	—
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial real estate		2	267	—
Total loans
	Interest rate reduction	8	1,685	—
	Payment restructure	27	5,456	—
		35	$7,141	$—

	Three Months Ended March 31, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	26	$4,823	$—
	Payment restructure	12	2,877	—
Home equity and other
	Payment restructure	1	74	—
Total consumer
	Interest rate reduction	26	4,823	—
	Payment restructure	13	2,951	—
		39	7,774	—

Commercial and industrial loans
Commercial business
	Payment restructure	1	18	—
Total commercial and industrial
	Payment restructure	1	18	—
		1	18	—
Total loans
	Interest rate reduction	26	4,823	—
	Payment restructure	14	2,969	—
		40	$7,792	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2018 and 2017, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2018		2017
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$884	1	$270
	6	$884	1	$270

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2018	At December 31, 2017

Noninterest-bearing accounts	$1,027,285	$980,902
NOW accounts, 0.00% to 1.00% at March 31, 2018 and 0.00% to 1.98% at December 31, 2017	480,620	461,349
Statement savings accounts, due on demand, 0.05% to 1.13% at March 31, 2018 and December 31, 2017	295,096	293,858
Money market accounts, due on demand, 0.00% to 1.62% and at March 31, 2018 and 0.00% to 1.80% at December 31, 2017	1,926,153	1,834,154
Certificates of deposit, 0.05% to 3.80% at March 31, 2018 and December 31, 2017	1,319,842	1,190,689
	$5,048,996	$4,760,952

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2018	2017

NOW accounts	$440	$477
Statement savings accounts	229	252
Money market accounts	3,459	2,230
Certificates of deposit	3,660	2,664
	$7,788	$5,623

The weighted-average interest rates on certificates of deposit were 1.28% and 1.12% at March 31, 2018 and December 31, 2017, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2018

Within one year	$1,068,216
One to two years	187,776
Two to three years	35,116
Three to four years	7,980
Four to five years	20,437
Thereafter	317
$1,319,842

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2018 and December 31, 2017 were $86.6 million and $88.8 million, respectively. There were $489.7 million and $345.5 million of brokered deposits at March 31, 2018 and December 31, 2017, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or Mortgage Servicing Rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and interest rate swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments.

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at March 31, 2018 or December 31, 2017. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

As permitted under U.S. GAAP, the Company nets derivative assets and liabilities when a legally enforceable master netting agreement exists between the Company and the derivative counterparty, which are documented under industry standard master agreements and credit support annexes. The Company's master netting agreements provide that following an uncured payment default or other event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine a net amount due to be paid to, or by, the defaulting party. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery (which remains uncured following applicable notice and grace periods). The Company's right of offset requires that master netting agreements are legally enforceable and that the exercise of rights by the non-defaulting party under these agreements will not be stayed or avoided under applicable law upon an event of default, including bankruptcy, insolvency or similar proceeding.

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 2, Investment Securities, for further information on securities collateral pledged. At March 31, 2018 and December 31, 2017, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2017 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,912,574	$3,615	$(4,150)
Interest rate swaptions	475,000	217	—
Interest rate lock and purchase loan commitments	622,565	16,734	(58)
Interest rate swaps	1,692,550	15,550	(36,027)
Eurodollar futures	3,643,000	—	—
Total derivatives before netting	$8,345,689	36,116	(40,235)
Netting adjustment/Cash collateral (1)		(12,723)	36,732
Carrying value on consolidated statements of financial condition		$23,393	$(3,503)

(1)
Includes cash collateral of $24.0 million at March 31, 2018 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

	At December 31, 2017
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,687,658	$1,311	$(1,445)
Interest rate swaptions	120,000	—	—
Interest rate lock and purchase loan commitments	472,733	12,950	(25)
Interest rate swaps	1,869,000	12,171	(23,654)
Eurodollar futures	3,287,000	—	(101)
Total derivatives before netting	$7,436,391	26,432	(25,225)
Netting adjustment/Cash collateral (1)		(6,646)	23,505
Carrying value on consolidated statements of financial condition		$19,786	$(1,720)

(1)
Includes cash collateral of $16.9 million at December 31, 2017 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At March 31, 2018
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$36,116	$(12,723)	$23,393	$—	$23,393
Derivative liabilities	(40,235)	36,732	(3,503)	2,517	(986)

	At December 31, 2017
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$26,432	$(6,646)	$19,786	$—	$19,786
Derivative liabilities	(25,225)	23,505	(1,720)	1,213	(507)

(1)
Includes cash collateral of $24.0 million and $16.9 million at March 31, 2018 and December 31, 2017 respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$14,125	$(1,499)
Loan servicing income (2)	(30,977)	379
	$(16,852)	$(1,120)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 6–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2018	At December 31, 2017

Single family	$451,665	$577,313
Multifamily DUS® (1)	18,566	29,651
Small Business Administration ("SBA")	2,301	3,938
CRE-Non-DUS® (1)(2)	28,001	—
Total loans held for sale	$500,533	$610,902

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

Loans sold proceeds consisted of the following.

	Three Months Ended March 31,
(in thousands)	2018	2017

Single family	$1,550,724	$1,739,737
Multifamily DUS® (1)	32,976	76,849
SBA	3,692	7,635
CRE-Non-DUS® (1)(2)	—	5,551	(3)
Total loans sold	$1,587,392	$1,829,772

(1)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

(3)	Balance represents termination of participation agreement.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2018	2017

Single family:
Servicing value and secondary market gains(1)	$41,427	$50,538
Loan origination and funding fees	5,445	5,781
Total single family	46,872	56,319
Multifamily DUS®	1,146	3,360
SBA	301	602
Total gain on loan origination and sale activities	$48,319	$60,281

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

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At March 31, 2018	At December 31, 2017

Single family
U.S. government and agency	$22,715,153	$22,123,710
Other	504,423	507,437
	23,219,576	22,631,147
Commercial
Multifamily DUS®	1,323,937	1,311,399
Other	81,436	79,797
	1,405,373	1,391,196
Total loans serviced for others	$24,624,949	$24,022,343

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 7, Commitments, Guarantees and Contingencies, of this Quarterly Report on Form 10-Q.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2018	2017

Balance, beginning of period	$3,015	$3,382
Additions (reductions), net of adjustments(1)	610	(360)
Realized losses (2)	(960)	(159)
Balance, end of period	$2,665	$2,863

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $4.9 million and $5.3 million were recorded in other assets as of March 31, 2018 and December 31, 2017, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At both March 31, 2018 and December 31, 2017, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $47.9 million and $39.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2018	2017

Servicing income, net:
Servicing fees and other	$18,451	$16,179
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,870)	(8,520)
Amortization of multifamily and SBA MSRs	(1,049)	(931)
	8,532	6,728
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	30,019	2,132
Net (loss) gain from derivatives economically hedging MSR	(30,977)	379
	(958)	2,511
Loan servicing income	$7,574	$9,239

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Three Months Ended March 31,
(rates per annum) (1)	2018	2017

Constant prepayment rate ("CPR") (2)	13.61%	11.91%
Discount rate (3)	10.23%	10.28%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2018

Fair value of single family MSR	$294,062
Expected weighted-average life (in years)	6.79
Constant prepayment rate (1)	10.61%
Impact on fair value of 25 basis points adverse change in interest rates	$(19,363)
Impact on fair value of 50 basis points adverse change in interest rates	$(40,689)
Discount rate	10.30%
Impact on fair value of 100 basis points increase	$(11,028)
Impact on fair value of 200 basis points increase	$(21,277)

(1)	Represents the expected lifetime average.

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

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2018	2017

Beginning balance	$258,560	$226,113
Additions and amortization:
Originations	14,353	15,918
Purchases	—	354
Changes due to modeled amortization(1)	(8,870)	(8,520)
Net additions and amortization	5,483	7,752
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	30,019	2,132
Ending balance	$294,062	$235,997

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2018	2017

Beginning balance	$26,093	$19,747
Origination	934	2,608
Amortization	(985)	(931)
Ending balance	$26,042	$21,424

At March 31, 2018, the expected weighted-average life of the Company’s multifamily MSRs was 10.32 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2018

Remainder of 2018	$2,707
2019	3,514
2020	3,441
2021	3,232
2022	2,913
2023 and thereafter	10,235
Carrying value of multifamily MSR	$26,042

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2018 and December 31, 2017 was $52.3 million and $56.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $737.7 million and $706.7 million at March 31, 2018 and December 31, 2017, respectively. Unused home equity and commercial banking funding lines totaled $483.8 million and $456.1 million at March 31, 2018 and December 31, 2017, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.4 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily DUS® that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts. Under the program, the DUS® lender is contractually responsible for the first 5% of losses and then shares in the remainder of losses with Fannie Mae with a maximum lender loss of 20% of the original principal balance of each DUS® loan. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2018 and December 31, 2017, the total unpaid principal balance of loans sold under this program was $1.32 billion and $1.31 billion, respectively. The Company’s reserve liability related to this arrangement totaled $2.0 million and $2.0 million at March 31, 2018 and December 31, 2017, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2018 and 2017.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $23.30 billion and $22.71 billion as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.7 million and $3.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2018, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of March 31, 2018.

NOTE 8–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company’s valuation methodologies and the fair value hierarchy, see Note 17, Fair Value Measurement within our 2017 Annual Report on Form 10-K.

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
Loans held for investment
Loans held for investment, excluding collateral dependent loans and loans transferred from held for sale
Fair value is based on discounted cash flows, which considers the following inputs:

•       Current lending rates for new loans

•       Expected prepayment speeds

•       Estimated credit losses
•       Market liquidity adjustments

For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of the 2017 Annual Report on Form 10-K. Estimated fair value classified as Level 3.
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
Mortgage servicing rights
Single family MSRs
For information on how the Company measures the fair value of its single family MSRs, including key economic assumptions and the sensitivity of fair value to changes in those assumptions, see Note 6, Mortgage Banking Operations.
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement.
Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Interest rate lock and purchase loan commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Demand deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Par value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal funds purchased and securities sold under agreements to repurchase	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Estimated fair value classified as Level 1.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at March 31, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$121,356	$—	$121,356	$—
Commercial	31,406	—	31,406	—
Municipal bonds	374,640	—	374,640	—
Collateralized mortgage obligations:
Residential	169,371	—	169,371	—
Commercial	97,727	—	97,727	—
Corporate debt securities	21,761	—	21,761	—
U.S. Treasury securities	10,489	—	10,489	—
Agency debentures	9,450	—	9,450	—
Single family mortgage servicing rights	294,062	—	—	294,062
Single family loans held for sale	451,669	—	448,343	3,326
Single family loans held for investment	5,304	—	—	5,304
Derivatives
Forward sale commitments	3,615	—	3,615	—
Interest rate swaptions	217	—	217	—
Interest rate lock and purchase loan commitments	16,734	—	—	16,734
Interest rate swaps	15,550	—	15,550	—
Total assets	$1,623,351	$—	$1,303,925	$319,426
Liabilities:
Derivatives
Forward sale commitments	$4,150	$—	$4,150	$—
Interest rate lock and purchase loan commitments	58	—	—	58
Interest rate swaps	36,027	—	36,027	—
Total liabilities	$40,235	$—	$40,177	$58

(in thousands)	Fair Value at December 31, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$130,090	$—	$130,090	$—
Commercial	23,694	—	23,694	—
Municipal bonds	388,452	—	388,452	—
Collateralized mortgage obligations:
Residential	160,424	—	160,424	—
Commercial	98,569	—	98,569	—
Corporate debt securities	24,737	—	24,737	—
U.S. Treasury securities	10,652	—	10,652	—
Agency debentures	9,650		9,650	—
Single family mortgage servicing rights	258,560	—	—	258,560
Single family loans held for sale	577,313	—	575,977	1,336
Single family loans held for investment	5,477	—	—	5,477
Derivatives
Forward sale commitments	1,311	—	1,311	—
Interest rate lock and purchase loan commitments	12,950	—	—	12,950
Interest rate swaps	12,172	—	12,172	—
Total assets	$1,714,051	$—	$1,435,728	$278,323
Liabilities:
Derivatives
Eurodollar futures	$101	$101	$—	$—
Forward sale commitments	1,445	—	1,445	—
Interest rate lock and purchase loan commitments	25	—	—	25
Interest rate swaps	23,654	—	23,654	—
Total liabilities	$25,225	$101	$25,099	$25

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018 and 2017.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2018 and 2017, see Note 6, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.3 million at March 31, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At March 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,304	Income approach	Implied spread to benchmark interest rate curve	3.31%	5.09%	3.95%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,477	Income approach	Implied spread to benchmark interest rate curve	3.61%	4.96%	4.10%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At March 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$3,326	Income approach	Implied spread to benchmark interest rate curve	3.68%	5.00%	4.00%
			Market price movement from comparable bond	0.14%	0.33%	0.23%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,336	Income approach	Implied spread to benchmark interest rate curve	3.93%	3.93%	3.93%
			Market price movement from comparable bond	(0.38)%	(0.10)%	(0.24)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended March 31,
(in thousands)	2018	2017

Beginning balance, net	$12,925	$19,219
Total realized/unrealized gains	22,514	35,459
Settlements	(18,763)	(27,542)
Ending balance, net	$16,676	$27,136

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Three Months Ended March 31, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$2,045	$—	$—	$(55)	$3,326
Loans held for investment	5,477	—	—	—	(173)	5,304

	Three Months Ended March 31, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$41,810	$2,799	$(690)	$(3,226)	$(363)	$40,330
Loans held for investment	17,988	—	1,206	—	(152)	19,042

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At March 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$16,676	Income approach	Fall-out factor	0.40%	60.72%	14.79%
			Value of servicing	0.68%	1.73%	1.09%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$12,925	Income approach	Fall-out factor	0.00%	58.38%	12.05%
			Value of servicing	0.69%	1.73%	1.09%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the three months ended March 31, 2018, the Company recorded adjustments ranging from 0.00% to 35.0% with a weighted average of 10.6% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. During the three months ended March 31, 2017, the Company recorded no adjustment to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended March 31, 2018, the Company applied a range of stated value adjustments of 35.0% to 100.0%, with a weighted average of 66.6%. During the three months ended March 31, 2017, the Company applied a range of stated value adjustments of 9.4% to 100.0%, with a weighted average of 40.9%. During the three months ended March 31, 2018 and 2017, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three months ended March 31, 2018 and 2017 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended March 31, 2018
(in thousands)	Fair Value of Assets Held at March 31, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$607	$—	$—	$607	$(122)
Total	$607	$—	$—	$607	$(122)

	At or for the Three Months Ended March 31, 2017
(in thousands)	Fair Value of Assets Held at March 31, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,090	$—	$—	$2,090	$(41)
Other real estate owned(2)	5,989	—	—	5,989	—
Total	$8,079	$—	$—	$8,079	$(41)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$66,289	$66,289	$66,289	$—	$—
Investment securities held to maturity	79,283	78,269	—	78,269	—
Loans held for investment	4,752,957	4,699,159	—	—	4,699,159
Loans held for sale – transferred from held for investment	28,002	28,002	—	—	28,002
Loans held for sale – multifamily and other	20,867	20,867	—	20,867	—
Mortgage servicing rights – multifamily	26,042	28,415	—	—	28,415
Federal Home Loan Bank stock	41,923	41,923	—	41,923	—
Liabilities:
Deposits	$5,048,996	$5,048,996	$—	$5,048,996	$—
Federal Home Loan Bank advances	851,657	853,562	—	853,562	—
Federal funds purchased and securities sold under agreements to repurchase	25,000	25,020	25,020	—	—
Long-term debt	125,321	107,668	—	107,668	—

	At December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,718	$72,718	$72,718	$—	$—
Investment securities held to maturity	58,036	58,128	—	58,128	—
Loans held for investment	4,500,989	4,497,884	—	—	4,497,884
Loans held for sale – multifamily and other	33,589	33,589	—	33,589	—
Mortgage servicing rights – multifamily	26,093	28,362	—	—	28,362
Federal Home Loan Bank stock	46,639	46,639	—	46,639	—
Liabilities:
Deposits	$4,760,952	$4,760,952	$—	$4,760,952	$—
Federal Home Loan Bank advances	979,201	981,441	—	981,441	—
Long-term debt	125,274	108,530	—	108,530	—

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017

Net income	$5,866	$8,983
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,927,464	26,821,396
Dilutive effect of outstanding common stock equivalents (1)	231,536	236,053
Diluted weighted-average number of common stock outstanding	27,159,000	27,057,449
Earnings per share:
Basic earnings per share	$0.22	$0.33
Diluted earnings per share	$0.22	$0.33

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2018 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 53,448 at March 31, 2018 and 141,618 at March 31, 2017.

NOTE 10–BUSINESS SEGMENTS:

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities and reflect the manner in which financial information is currently evaluated by management. The Company organizes the segments into two lines of business: Commercial and Consumer Banking segment and Mortgage Banking segment.

A description of the Company's business segments and the products and services that they provide is as follows.

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products, and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank we originate permanent commercial real estate loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. As a part of the HomeStreet Commercial Capital division, we also have a team that specializes in U.S. Small Business Administration ("SBA") lending. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Mortgage Banking originates single family residential mortgage loans for sale in the secondary markets and performs mortgage servicing on a substantial portion of such loans. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family mortgage servicing rights within this business segment.

Financial highlights by operating segment were as follows.

	Three Months Ended March 31, 2018
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,012	$45,448	$48,460
Provision for credit losses	—	750	750
Noninterest income	53,735	7,096	60,831
Noninterest expense	62,497	38,272	100,769
(Loss) income before income taxes	(5,750)	13,522	7,772
Income tax (benefit) expense	(1,410)	3,316	1,906
Net (loss) income	$(4,340)	$10,206	$5,866
Total assets	$783,244	$6,140,812	$6,924,056

	Three Months Ended March 31, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,747	$40,904	$45,651
Noninterest income	65,036	9,425	74,461
Noninterest expense	70,404	36,470	106,874
Loss (income) before income taxes	(621)	13,859	13,238
Income tax (benefit) expense	(312)	4,567	4,255
Net (loss) income	$(309)	$9,292	$8,983
Total assets	$817,972	$5,583,171	$6,401,143

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

NOTE 11–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended March 31,
(in thousands)	2018	2017

Beginning balance	$(7,122)	$(10,412)
Other comprehensive (loss) income before reclassifications	(10,000)	1,930
Amounts reclassified from accumulated other comprehensive loss	(176)	(4)
Net current-period other comprehensive (loss) income	(10,176)	1,926
Ending balance	$(17,298)	$(8,486)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
(in thousands)	2018	2017

Gain on sale of investment securities available for sale	$222	$6
Income tax expense	46	2
Total, net of tax	$176	$4

NOTE 12–REVENUE:

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers ("Topic 606") . We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to retained earnings at January 31, 2018. Due to immateriality, we had no cumulative effect to record. Since net interest income on financial assets and liabilities are excluded from this guidance, a significant majority of our revenues are not subject to the new guidance.

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-termed in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the three months ended March 31, 2018, in scope revenue streams were approximately 2.8% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

Depositor and other retail and business banking fees
Depositor and other retail banking fees consist of monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for these fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.
Commission Income
Commission income primarily consists of revenue received on insurance policies and monthly investment management fees earned where the Company has acted as an intermediary between customers and the insurance carriers or investment advisers.

Under Topic 606, the commissions received at the inception of the policy should be deferred and recognized over the course of the policy. The company’s performance obligation for commissions is generally satisfied, and the related revenue generally recognized, over the course of the policy or over the period in which the services are provided, generally monthly.
Credit Card Fees
The Company offers credit cards to its customers through a third party and earns a fee on each transaction and a fee for each new account activation on a net basis. Revenue is recognized on a one-month lag when cash is received for these fees which does not vary materially from recognizing revenue over the period the services are performed.
Sale of Real Estate Owned
A gain or loss, the difference between the cost basis of the property and its sale price, on other real estate owned is recognized when the performance obligation is met, which is at the time the property title is transferred to the buyer.

NOTE 13–RESTRUCTURING:

In 2017, we implemented a restructuring plan in our mortgage banking segment to reduce our operating cost structure and improve efficiency. In 2017, we recorded a total restructuring charge of $3.7 million, consisting of facility-related costs of $3.1 million and severance costs of $648 thousand. The charges are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for that period.
The following table summarizes the restructuring charges, the restructuring costs paid or settled during the first quarter of 2018, and the Company's net remaining liability balance at March 31, 2018.

(in thousands)	Facility related costs	Personnel related costs	Total
Balance at December 31, 2017	$1,386	$—	$1,386
Restructuring charges (recoveries)	(291)	—	(291)
Costs paid or otherwise settled	(375)	—	(375)
Balance at March 31, 2018	$720	$—	$720

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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2017 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, which are statements of expectations and not statements of historical fact. Many forward-looking statements can be identified as using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A of Part II, “Risk Factors,” that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to, and expressly disclaim any such obligation to update, or clarify any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time of otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

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

Summary Financial Data

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017

Income statement data (for the period ended):
Net interest income	$48,460	$51,079	$50,840	$46,868	$45,651
Provision for credit losses	750	—	250	500	—
Noninterest income	60,831	72,801	83,884	81,008	74,461
Noninterest expense	100,769	106,838	114,697	111,244	106,874
Income before income taxes	7,772	17,042	19,777	16,132	13,238
Income tax expense (benefit)	1,906	(17,873)	5,938	4,923	4,255
Net income	$5,866	$34,915	$13,839	$11,209	$8,983
Basic income per share	$0.22	$1.30	$0.51	$0.42	$0.33
Diluted income per share	$0.22	$1.29	$0.51	$0.41	$0.33
Common shares outstanding	26,972,074	26,888,288	26,884,402	26,874,871	26,862,744
Weighted average number of shares outstanding:
Basic	26,927,464	26,887,611	26,883,392	26,866,230	26,821,396
Diluted	27,159,000	27,136,977	27,089,040	27,084,608	27,057,449
Shareholders' equity per share	$25.99	$26.20	$24.98	$24.40	$23.86
Financial position (at period end):
Cash and cash equivalents	$66,289	$72,718	$55,050	$54,447	$61,492
Investment securities	915,483	904,304	919,459	936,522	1,185,654
Loans held for sale	500,533	610,902	851,126	784,556	537,959
Loans held for investment, net	4,758,261	4,506,466	4,313,225	4,156,424	3,957,959
Loan servicing rights	320,105	284,653	268,072	258,222	257,421
Other real estate owned	297	664	3,704	4,597	5,646
Total assets	6,924,056	6,742,041	6,796,346	6,586,557	6,401,143
Deposits	5,048,996	4,760,952	4,670,486	4,747,771	4,595,809
Federal Home Loan Bank advances	851,657	979,201	1,135,245	867,290	862,335
Federal funds purchased and securities sold under agreements to repurchase	25,000	—	—	—	—
Shareholders' equity	$700,963	$704,380	$671,469	$655,841	$640,919
Financial position (averages):
Investment securities	$915,562	$929,995	$925,545	$1,089,552	$1,153,248
Loans held for investment	4,641,980	4,429,777	4,242,795	4,119,825	3,914,537
Total interest-earning assets	6,093,430	6,269,600	6,098,054	5,837,917	5,782,061
Total interest-bearing deposits	3,834,191	3,581,911	3,622,606	3,652,036	3,496,190
Federal Home Loan Bank advances	858,451	1,264,893	1,034,634	872,019	975,914
Federal funds purchased and securities sold under agreements to repurchase	7,333	8,828	272	4,804	978
Total interest-bearing liabilities	4,825,265	4,980,926	4,783,142	4,654,064	4,598,243
Shareholders’ equity	$717,742	$701,849	$683,186	$668,377	$649,439

Summary Financial Data (continued)

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017

Financial performance:
Return on average shareholders' equity (1)	3.27%	19.90%	8.10%	6.71%	5.53%
Return on average assets	0.35%	2.03%	0.83%	0.70%	0.57%
Net interest margin (2)	3.25%	3.33%	3.40%	3.29%	3.23%
Efficiency ratio (3)	92.20%	86.24%	85.13%	86.99%	88.98%
Asset quality:
Allowance for credit losses	$40,446	$39,116	$38,195	$37,470	$36,042
Allowance for loan losses/total loans (4)	0.81%	0.83%	0.85%	0.86%	0.87%
Allowance for loan losses/nonaccrual loans	359.32%	251.63%	245.02%	233.50%	185.99%
Total nonaccrual loans (5)(6)	$10,879	$15,041	$15,123	$15,476	$18,676
Nonaccrual loans/total loans	0.23%	0.33%	0.35%	0.37%	0.47%
Other real estate owned	$297	$664	$3,704	$4,597	$5,646
Total nonperforming assets (6)	$11,176	$15,705	$18,827	$20,073	$24,322
Nonperforming assets/total assets	0.16%	0.23%	0.28%	0.30%	0.38%
Net (recoveries) charge-offs	$(580)	$(921)	$(475)	$(928)	$(778)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.58%	9.67%	9.86%	10.13%	9.98%
Common equity tier 1 risk-based capital (to risk-weighted assets)	12.30%	13.22%	12.88%	13.23%	13.25%
Tier 1 risk-based capital (to risk-weighted assets)	12.30%	13.22%	12.88%	13.23%	13.25%
Total risk-based capital (to risk-weighted assets)	13.09%	14.02%	13.65%	14.01%	14.02%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.08%	9.12%	9.33%	9.55%	9.45%
Tier 1 common equity risk-based capital (to risk-weighted assets)	9.26%	9.86%	9.77%	10.01%	9.96%
Tier 1 risk-based capital (to risk-weighted assets)	10.28%	10.92%	10.81%	11.10%	11.07%
Total risk-based capital (to risk-weighted assets)	10.97%	11.61%	11.48%	11.79%	11.74%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.87%, 0.90%, 0.93%, 0.95% and 0.97% at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.7 million, $1.9 million, $1.4 million, $732 thousand and $750 thousand of nonperforming loans guaranteed by the SBA at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

	At or for the Three Months Ended
(in thousands)	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017

SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$23,219,576	$22,631,147	$21,892,253	$21,104,608	$20,303,169
Multifamily DUS® (1)	1,323,937	1,311,399	1,213,459	1,135,722	1,140,414
Other	81,436	79,797	78,674	75,336	73,832
Total loans serviced for others	$24,624,949	$24,022,343	$23,184,386	$22,315,666	$21,517,415
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
HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, other banking services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises, which operates a home loan business from select Windermere Real Estate Offices that is known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).
HomeStreet Capital Corporation, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")(1) in conjunction with HomeStreet Bank.
We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the interest income we earn on loans and investment securities, less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.
At March 31, 2018, we had total assets of $6.92 billion, net loans held for investment of $4.76 billion, deposits of $5.05 billion and shareholders’ equity of $701.0 million.
During the first quarter of 2018, we focused on measured growth and increased efficiency in our overall operations. In our Commercial and Consumer Banking segment, we continued our strategy of diversifying HomeStreet's aggregate earnings by expanding the business, improving the quality of our deposits, and bolstering our processing, compliance and risk management capabilities. We continued to expand our retail branch network during the quarter by adding three de novo branches in the high-growth Puget Sound area. As of March 31, 2018, we had 30 retail branches in the Puget Sound area and 16 retail branches in Southern California. These branch expansions promote convenience for our customers, and along with the intentional growth of commercial and consumer account deposits at our existing branches, help build our market share. Meanwhile, in our Mortgage Banking segment, we faced a continued reduction in single family loan origination volume due to the current interest rate environment and, more importantly, a lack of housing inventory in our primary markets. While we have been able to maintain a significant market share in mortgage banking in our primary markets and expect mortgage banking to remain an important part of our overall strategy, the contraction in the total number of mortgage loans being originated in our markets has led us to focus on building a more efficient operation while retaining the ability to meet the origination and servicing needs of our mortgage lending customers.
We continue to monitor market conditions and assess our mortgage banking office locations and staffing levels to maximize the segment's profitability given current market conditions.
Although our business historically was centered heavily around mortgage banking, we invested significantly in the growth of our commercial and consumer banking business since our initial public offering in 2012 in part to offset the volatility of earnings typically experienced in residential mortgage banking operations. This has been important in reducing the impact of the downturn in mortgage originations in our principal markets in the past year. The downturn has been primarily driven by the scarcity of homes available for sale in our key markets, creating challenges for customers looking for suitable housing at an affordable price, which, in turn has reduced the volume of purchase mortgages in those markets. In addition, recent increases in interest rates have reduced the market for originating refinance mortgage loans. The lower volume of loans overall originated in the market has also created significant price competition as the number of our competitors has not been meaningfully reduced, which in turn creates negative pressure on our profit margins. The increased importance of our Commercial and Consumer Banking segment, along with the restructuring of our Mortgage Banking segment to reduce its cost structure to better align with market conditions, has helped to ease that volatility.
While HomeStreet has grown at a significant rate in the five years since our initial public offering, management anticipates that our growth rate as a percentage of our assets and income going forward may be lower than prior quarters, due in part to the increased scale of our business and the competitive state of our markets.

1 DUS® is a registered trademark of Fannie Mae	60

Recent Developments
In response to the ongoing challenges in our Mortgage Banking segment and reduced expectations for growth, in April 2018 we took additional steps to improve our cost structure and efficiency. These steps included a reduction in headcount and other non-personnel costs in the Commercial and Consumer Banking and the Mortgage Banking segments, as well as corporate support functions. These actions resulted in a headcount reduction of 86 full time employees ("FTE") and a decrease in non-personnel related expenses, which we expect will result in an annualized $12.4 million reduction of pre-tax expense.

Management’s Overview of First Quarter of 2018 Financial Performance

Results of Operations

Results for the first quarter of 2018 reflect the benefit of our investments in growth and diversification. We have continued to execute on our strategy of becoming a leading West Coast regional commercial bank through steady organic growth in our Commercial and Consumer Banking segment which resulted in an increase of loans held for investment of 6.0% in the quarter. At the same time, however, our mortgage business has continued to be impacted by both the low supply of houses in our primary markets and by higher interest rates, resulting in lower rate locks.

For the three months ended March 31, 2018, net income was $5.9 million, a decrease of $3.1 million or 34.7% from $9.0 million for the three months ended March 31, 2017. The decrease was primarily due to lower gain on loan origination and sale activities in our Mortgage Banking segment driven by a lack of housing inventory and increased competition in our core markets.

As of March 31, 2018, we had 45 primary stand-alone home loan centers, six primary commercial loan centers and 62 retail deposit branches. We also have one stand-alone insurance office.

Consolidated Financial Performance

	At or for the Three Months Ended March 31,		Percent Change
(in thousands, except per share data and ratios)	2018	2017

Selected statement of operations data
Total net revenue (1)	$109,291	$120,112	(9)%
Total noninterest expense	100,769	106,874	(6)%
Provision for credit losses	750	—	NM
Income tax expense	1,906	4,255	(55)%
Net income	$5,866	$8,983	(35)%

Financial performance
Diluted income per share	$0.22	$0.33
Return on average common shareholders’ equity	3.27%	5.53%
Return on average assets	0.35%	0.57%
Net interest margin	3.25%	3.23%

NM = not meaningful

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three months ended March 31, 2018 was $10.2 million compared to $9.3 million for the three months ended March 31, 2017. The increase was primarily due to the reduction in our effective tax rate and an increase in net interest income, mainly resulting from higher average balances of interest-earning assets. This was partially offset by a decrease in net gain on loan origination and sale activities on commercial real estate loans, and an increase in noninterest expense.

Commercial and Consumer Banking segment net interest income was $45.4 million for the first quarter of 2018, an increase of $4.5 million, or 11.1%, from $40.9 million for the first quarter of 2017, reflecting higher average balances of loans held for investment, primarily as a result of organic growth.

Our provision for credit losses was $750 thousand in the three months ended March 31, 2018. The company did not record a provision for credit losses for the three months ended March 31, 2017. Net recoveries were $580 thousand in the first three months of 2018 compared to net recoveries of $778 thousand in the first three months of 2017. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.81% and 0.87% of loans held for investment at March 31, 2018 and March 31, 2017, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.87% of loans held for investment at March 31, 2018 compared to 0.97% at March 31, 2017. Nonperforming assets were $11.2 million, or 0.16% of total assets at March 31, 2018, compared to $24.3 million, or 0.38% of total assets at March 31, 2017.

Commercial and Consumer Banking segment noninterest expense was $38.3 million for the first quarter of 2018, an increase of $1.8 million, or 4.9%, from $36.5 million for the first quarter of 2017. The increase was primarily attributable to increased costs related to the organic growth of our commercial real estate and commercial business lending units, and the expansion of our branch banking network. For the three months ended March 31, 2018, we added three de novo retail deposit branches. From March 31, 2017, we increased the segment's headcount by 5.4%.

Mortgage Banking Segment Results

Mortgage Banking segment net loss for the three months ended March 31, 2018 was $4.3 million, compared to $309 thousand for the three months ended March 31, 2017. The increase in net loss was primarily due to lower gain on loan origination and sale activities, partially offset by lower salary and related costs associated with headcount reductions from our second and third quarter 2017 restructuring events, as well as decreased commissions and related costs on lower closed loan volume.

Mortgage Banking noninterest income for the three months ended March 31, 2018 was $53.7 million, compared to $65.0 million for the three months ended March 31, 2017, primarily due to lower gain on loan origination and sale activities driven by increased industry-wide competition reducing our composite profit margin, and to a lesser extent a 3.1% decrease in single family mortgage interest rate lock commitments. Decreased interest rate lock commitments were the result of both higher mortgage interest rates, which reduced the volume of refinance activity in the period and to a lesser extent the limited supply of housing in our markets, which reduced the volume of purchase mortgage activity in the period. We decreased our mortgage production personnel by 11.7% at March 31, 2018 compared to March 31, 2017, primarily due to our 2017 restructurings in our Mortgage Banking segment.

Mortgage Banking noninterest expense for the three months ended March 31, 2018 was $62.5 million compared to $70.4 million for the three months ended March 31, 2017, primarily due to decreased commissions, salary, and related costs on lower closed loan volume, as well as lower salary and related costs associated with headcount reductions from our second and third quarter 2017 restructuring activities.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At March 31, 2018
	HomeStreet, Inc.	HomeStreet Bank
(in thousands)	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.08%	9.58%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	9.26%	12.30%
Tier 1 risk-based capital (to risk-weighted assets)	10.28%	12.30%
Total risk-based capital (to risk-weighted assets)	10.97%	13.09%

	At December 31, 2017
	HomeStreet, Inc.	HomeStreet Bank
(in thousands)	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.12%	9.67%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	9.86%	13.22%
Tier 1 risk-based capital (to risk-weighted assets)	10.92%	13.22%
Total risk-based capital (to risk-weighted assets)	11.61%	14.02%

The Company and the Bank remain above current “well-capitalized” regulatory minimums.
In September 2017, federal banking regulators issued a proposed rule intended to simplify and limit the impact of the Basel III regulatory capital requirements for certain banks. We believe that these proposed changes, if implemented, would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that we would be required to maintain in relation to our mortgage servicing assets. Other proposed changes to the Basel III capital requirements would require a small increase in capital related to commercial and residential acquisition, development, and construction lending activity which would partially offset some portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the comment period, but if they are adopted without any material changes to the current proposal, we would expect to benefit from a significant reduction in the regulatory capital requirements related to our mortgage servicing rights. Although we cannot predict what the final regulations will be when adopted, certain alternatives we believe to be under consideration would potentially allow us to allocate that capital to other aspects of our operations, including as capital to support our commercial lending operations.

For more on the Basel III requirements as they apply to us, please see “Liquidity and Capital Resources - Capital Management" within Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 6, 2018 and "Capital Management" within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan and Lease Losses

•	Fair Value of Financial Instruments

•	Single Family Mortgage Servicing Rights ("MSRs")

•	Other Real Estate Owned ("OREO")

•	Income Taxes

•	Business Combinations

These policies and estimates are described in further detail in Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2017 Annual Report on Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$79,026	$179	0.92%	$91,220	$136	0.60%
Investment securities	915,562	6,086	2.65%	1,153,248	6,598	2.29%
Loans held for sale	456,862	4,653	4.10%	623,056	6,087	3.91%
Loans held for investment	4,641,980	51,458	4.47%	3,914,537	43,486	4.45%
Total interest-earning assets	6,093,430	62,376	4.12%	5,782,061	56,307	3.90%
Noninterest-earning assets (2)	656,823			561,957
Total assets	$6,750,253			$6,344,018
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$441,363	$440	0.40%	$450,598	$477	0.43%
Savings accounts	293,108	230	0.31%	304,315	252	0.33%
Money market accounts	1,860,678	3,448	0.74%	1,589,696	2,211	0.56%
Certificate accounts	1,239,042	3,844	1.24%	1,151,581	2,801	0.98%
Total interest-bearing deposits	3,834,191	7,962	0.83%	3,496,190	5,741	0.66%
Federal Home Loan Bank advances	858,451	3,636	1.70%	975,914	2,401	0.99%
Federal funds purchased and securities sold under agreements to repurchase	7,333	32	1.76%	978	2	0.85%
Long-term debt	125,290	1,584	5.07%	125,161	1,479	4.75%
Total interest-bearing liabilities	4,825,265	13,214	1.10%	4,598,243	9,623	0.84%
Noninterest-bearing liabilities	1,207,246			1,096,336
Total liabilities	6,032,511			5,694,579
Shareholders’ equity	717,742			649,439
Total liabilities and shareholders’ equity	$6,750,253			$6,344,018
Net interest income (3)		$49,162			$46,684
Net interest spread			3.02%			3.06%
Impact of noninterest-bearing sources			0.23%			0.17%
Net interest margin			3.25%			3.23%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $702 thousand and $1.0 million for the quarter ended March 31, 2018 and 2017, respectively. The estimated federal statutory tax rate was 21% and 35%, respectively, for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $332 thousand and $446 thousand for the three months ended March 31, 2018 and 2017, respectively.

Net Income

For the three months ended March 31, 2018, net income was $5.9 million, a decrease of $3.1 million or 34.7% from $9.0 million for the three months ended March 31, 2017. The decrease was primarily due to lower gain on loan origination and sale activities and servicing income in our Mortgage Banking segment driven by a lack of housing inventory and increased competition in our core markets.

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

Net interest income on a tax equivalent basis for the first quarter of 2018 was $49.2 million, an increase of $2.5 million, or 5.3%, from the first quarter of 2017. The increase from 2017 was primarily due to growth in average interest-earning assets and higher net interest margin in our Commercial and Consumer Banking segment. The net interest margin for the first quarter of 2018 increased to 3.25% from 3.23% for the first quarter of 2017. The increase from the first quarter of 2017 was primarily due to the yield on interest-earning assets, which increased more rapidly than our cost of interest and non-interest bearing liabilities.

Total average interest-earning assets increased $311.4 million, or 5.4% from the three months ended March 31, 2017 primarily as a result of overall organic loan growth.

Total interest income of $62.4 million on a tax equivalent basis in the first quarter of 2018 increased $6.1 million, or 10.8%, from $56.3 million in the first quarter of 2017. This increase primarily resulted from higher average balances of loans held for investment, which increased $727.4 million, or 18.6% from the three months ended March 31, 2017.

Total interest expense in the first quarter of 2018 increased $3.6 million, or 37.3% from $9.6 million in the first quarter of 2017. The increase resulted from higher rates on interest-bearing deposits and FHLB advances.

Provision for Credit Losses

We recorded a provision for credit loss of $750 thousand in the first quarter of 2018. We did not record a provision for credit loss in the first quarter of 2017. The increase was primarily due to higher loan growth and lower net recoveries in the quarter.

Nonaccrual loans were $10.9 million at March 31, 2018, a decrease of $4.2 million, or 27.7%, from $15.0 million at December 31, 2017. Nonaccrual loans as a percentage of total loans decreased to 0.23% at March 31, 2018 from 0.33% at December 31, 2017.

Net recoveries were $580 thousand in the first quarter of 2018 compared to net recoveries of $778 thousand in the first quarter of 2017. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Noninterest income
Gain on loan origination and sale activities (1)	$48,319	$60,281	$(11,962)	(20)%
Loan servicing income	7,574	9,239	(1,665)	(18)
(Loss) income from WMS Series LLC	(11)	185	(196)	(106)
Depositor and other retail banking fees	1,945	1,656	289	17
Insurance agency commissions	543	396	147	37
Gain on sale of investment securities available for sale	222	6	216	3,600
Other	2,239	2,698	(459)	(17)
Total noninterest income	$60,831	$74,461	$(13,630)	(18)%

(1)	Single family, multifamily and other commercial loan banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decrease in noninterest income in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in gain on loan origination and sale activities in our Mortgage Banking segment. To a lesser extent, these decreases were also attributable to reduced gain on loan origination and sale activities in our Commercial and Consumer Banking segment, as the volume of primarily commercial real estate loan sales in this segment was lower than in the three months ended March 31, 2017.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Single family held for sale:
Servicing value and secondary market gains(1)	$41,427	$50,538	$(9,111)	(18)%
Loan origination and administrative fees	5,445	5,781	(336)	(6)
Total single family held for sale	46,872	56,319	(9,447)	(17)
Multifamily DUS®	1,146	3,360	(2,214)	(66)
SBA	301	602	(301)	(50)
Gain on loan origination and sale activities	$48,319	$60,281	$(11,962)	(20)%

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Single family mortgage interest rate lock commitments	$1,571,975	$1,622,622	$(50,647)	(3)%
Single family mortgage closed loan volume (1)	1,452,398	1,621,053	(168,655)	(10)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decrease in gain on loan origination and sale activities in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 predominately reflected increased industry wide competition reducing our composite profit margin and to a lesser extent lower single family mortgage interest rate lock commitments as a result of the higher market interest rates in the period and a limited supply of available housing in our primary markets. We reduced the number of employees in the mortgage segment by 16.1% at March 31, 2018 compared to March 31, 2017, primarily due to our Mortgage Banking segment restructuring in the second and third quarters of 2017. At March 31, 2018, mortgage production personnel was 467 employees compared to 529 employees at March 31, 2017.

Management records a liability for estimated mortgage repurchase losses, which has the effect of reducing gain on loan origination and sale activities. The following table presents the effect of changes in our mortgage repurchase liability within the respective line of gain on loan origination and sale activities. For further information on our mortgage repurchase liability, see Note 7, Commitments, Guarantees and Contingencies, to the financial statements in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in thousands)	2018	2017

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$247	$(767)
Other changes in estimated repurchase losses(2)	363	1,127
	$610	$360

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Loan servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Servicing income, net:
Servicing fees and other	$18,451	$16,179	$2,272	14%
Changes in fair value of single family MSRs due to amortization (1)	(8,870)	(8,520)	(350)	4
Amortization of multifamily and SBA MSRs	(1,049)	(931)	(118)	13
	8,532	6,728	1,804	27
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	30,019	2,132	27,887	1,308
Net (loss) gain from derivatives economically hedging MSRs	(30,977)	379	(31,356)	(8,273)
	(958)	2,511	(3,469)	(138)
Loan servicing income	$7,574	$9,239	$(1,665)	(18)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

The decrease in mortgage servicing income in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to lower risk management results, partially offset by higher servicing fees. Risk management results fluctuate as market conditions change, including changes in interest rates. The flattening yield curve and increased negative convexity in our mortgage servicing portfolio have substantially reduced risk management results. Mortgage servicing fees collected in the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 primarily as a result of higher average balances of loans serviced for others during the period. Our loans serviced for others portfolio was $24.62 billion at March 31, 2018 compared to $24.02 billion at December 31, 2017 and $21.52 billion at March 31, 2017.

MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect on prepayment speeds. MSRs typically increase in value when interest rates rise because rising interest rates tend to decrease mortgage prepayment speeds, and therefore increase the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, prepayment model assumptions, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

Income from WMS Series LLC decreased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower gain on loan origination and sale activities driven by a lack of housing inventory and increased competition in the markets served by WMS.

Depositor and other retail banking fees for the three months ended March 31, 2018 increased from the three months ended March 31, 2017 primarily due to an increase in the number of transaction accounts from which we generate fee income.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Fees:
Monthly maintenance and deposit-related fees	$811	$702	$109	16%
Debit Card/ATM fees	1,068	897	171	19
Other fees	66	57	9	16
Total depositor and other retail banking fees	$1,945	$1,656	$289	17%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Noninterest expense
Salaries and related costs	$66,691	$71,308	$(4,617)	(6)%
General and administrative	14,584	17,128	(2,544)	(15)
Amortization of core deposit intangibles	406	514	(108)	(21)
Legal	730	160	570	356
Consulting	877	1,058	(181)	(17)
Federal Deposit Insurance Corporation assessments	929	824	105	13
Occupancy	8,180	8,209	(29)	—
Information services	8,465	7,648	817	11
Net (benefit) cost of operation and sale of other real estate owned	(93)	25	(118)	(472)
Total noninterest expense	$100,769	$106,874	$(6,105)	(6)%

The decrease in noninterest expense in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to decreased commissions on lower closed loan volume and cost savings associated with our restructuring plans implemented in the second and third quarters of 2017.

Income Tax Expense

For the first quarter of 2018, income tax expense was $1.9 million compared to income tax expense of $4.3 million for the first quarter of 2017.
Our effective income tax rate of 24.5% for the first quarter of 2018 was lower than our effective income tax rate of 32.1% for the first quarter of 2017. The reduction in our effective tax rate is primarily a result of the 2017 Tax Act passed in December 2017, which lowered the Federal statutory rate to 21%.

Our effective income tax rate for the first quarter of 2018 differs from the Federal statutory tax rate of 21% primarily due to the impact from a discrete item related to prior period state net operating losses.

Review of Financial Condition – Comparison of March 31, 2018 to December 31, 2017

Total assets were $6.92 billion at March 31, 2018 compared to $6.74 billion at December 31, 2017, an increase of $182.0 million, or 2.7%.

Cash and cash equivalents were $66.3 million at March 31, 2018 compared to $72.7 million at December 31, 2017, a decrease of $6.4 million, or 8.8%.

Investment securities were $915.5 million at March 31, 2018 compared to $904.3 million at December 31, 2017, an increase of $11.2 million.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designate the vast majority of these securities as available for sale. We designated securities having a carrying value of $79.3 million at March 31, 2018 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At March 31, 2018		At December 31, 2017
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$121,356	15%	$130,090	15%
Commercial	31,406	4	23,694	3
Municipal bonds	374,640	45	388,452	46
Collateralized mortgage obligations:
Residential	169,371	20	160,424	19
Commercial	97,727	12	98,569	12
Corporate debt securities	21,761	3	24,737	3
U.S. Treasury securities	10,489	1	10,652	1
Agency debentures	9,450	1	9,650	1
Total investment securities available for sale	$836,200	100%	$846,268	100%

Loans held for sale were $500.5 million at March 31, 2018 compared to $610.9 million at December 31, 2017, a decrease of $110.4 million, or 18.1%. Loans held for sale primarily include single family residential loans, typically sold within 30 days of closing the loan. The decrease in the loans held for sale balance was primarily due to a seasonal decline in mortgage volume.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2018		At December 31, 2017
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,444,193	30%	$1,381,366	30%
Home equity and other	470,273	10	453,489	10
	1,914,466	40	1,834,855	40
Commercial real estate loans:
Non-owner occupied commercial real estate	633,719	13	622,782	14
Multifamily	811,892	17	728,037	16
Construction/ land development	739,248	15	687,631	15
	2,184,859	45	2,038,450	45
Commercial and industrial loans:
Owner occupied commercial real estate	393,845	9	391,613	9
Commercial business	287,367	6	264,709	6
	681,212	15	656,322	15
Total loans before allowance, net deferred loan fees and costs	4,780,537	100%	4,529,627	100%
Net deferred loan fees and costs	16,814		14,686
	4,797,351		4,544,313
Allowance for loan losses	(39,090)		(37,847)
	$4,758,261		$4,506,466

(1)
Includes $5.3 million and $5.5 million at March 31, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans held for investment, net increased $251.8 million, or 5.6%, from December 31, 2017. During the quarter, new commitments included $216.4 million of consumer loans, $35.7 million of non-owner occupied commercial real estate loans, $88.7 million of multifamily permanent loans, $47.8 million of commercial business loans and $302.4 million of construction loans. New commitments for construction loans include $185.6 million in residential construction, $58.8 million in single family custom home construction and $58.1 million in multifamily construction.

Mortgage servicing rights were $320.1 million at March 31, 2018 compared to $284.7 million at December 31, 2017, an increase of $35.5 million, or 12.5%, primarily due to the fair value change related to the change in interest rates and to a lesser extent growth in the loans serviced for others portfolio.

Federal Home Loan Bank stock was $41.9 million at March 31, 2018 compared to $46.6 million at December 31, 2017, a decrease of $4.7 million, or 10.1%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in earnings.

Other assets were $194.1 million at March 31, 2018, compared to $188.5 million at December 31, 2017, an increase of $5.6 million, or 3.0%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At March 31, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$595,549	12%	$579,504	12%
Interest-bearing transaction and savings deposits:
NOW accounts	480,620	10	461,349	10
Statement savings accounts due on demand	295,096	6	293,858	6
Money market accounts due on demand	1,926,153	38	1,834,154	39
Total interest-bearing transaction and savings deposits	2,701,869	54	2,589,361	54
Total transaction and savings deposits	3,297,418	65	3,168,865	67
Certificates of deposit	1,319,842	26	1,190,689	25
Noninterest-bearing accounts - other	431,736	9	401,398	9
Total deposits	$5,048,996	100%	$4,760,952	100%

Deposits at March 31, 2018 increased $288.0 million, or 6.1%, from December 31, 2017. During the first three months of 2018, transaction and savings deposits increased by $128.6 million, or 4.1%, primarily from increases in business money market deposits. The $129.2 million, or 10.8%, increase in certificates of deposit since December 31, 2017 was due primarily to a $144.2 million increase in brokered deposits. The $30.3 million, or 7.6%, increase in deposits in other noninterest-bearing accounts was primarily associated with seasonal mortgage servicing activity. At March 31, 2018, brokered deposits represented 9.7% of total deposits, as compared to 7.3% of total deposits at December 31, 2017.

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2018 and December 31, 2017 was $86.6 million and $88.8 million, respectively. There were $489.7 million and $345.5 million of brokered deposits at March 31, 2018 and December 31, 2017, respectively.

Federal Home Loan Bank advances were $851.7 million at March 31, 2018 compared to $979.2 million at December 31, 2017. We use these borrowings primarily to fund our mortgage banking and secondarily to fund our securities investment activities. We effectively used short term funding to lower the cost of funds and manage the sensitivity of our net portfolio value and net interest income, which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $701.0 million at March 31, 2018 compared to $704.4 million at December 31, 2017. This decrease was primarily related to other comprehensive loss of $10.2 million, partially offset by net income of $5.9 million recognized during the three months ended March 31, 2018. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at March 31, 2018.

Shareholders’ equity, on a per share basis, was $25.99 per share at March 31, 2018, compared to $26.20 per share at December 31, 2017.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended March 31,
	2018	2017

Return on assets (1)	0.35%	0.57%
Return on equity (2)	3.27%	5.53%
Equity to assets ratio (3)	10.63%	10.24%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

Business Segments

Our business segments are determined based on the products and services provided, as well as the nature of the related business activities and reflect the manner in which financial information is currently evaluated by management.

This process is based on management's view of the Company's operations and is not necessarily comparable with similar information for other financial institutions. We define our business segments by product type and customer segment. If the management structure or the allocation process changes, allocations, transfers and assignments may change.

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products, and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, with the Company generally retaining the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank we originate permanent commercial real estate loans primarily up to $10 million in size, a portion of which we intend to pool and sell into the secondary market. As a part of the HomeStreet Commercial Capital division, we also have a team that specializes in U.S. Small Business Administration ("SBA") lending. At March 31, 2018, our retail deposit branch network consists of 62 branches in the Pacific Northwest, California and Hawaii. At March 31, 2018 and December 31, 2017, our transaction and savings deposits totaled $3.30 billion and $3.17 billion, respectively, and our loan portfolio totaled $4.76 billion and $4.51 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended March 31,			Dollar Change	Percent Change
(in thousands)	2018	2017

Net interest income	$45,448	$40,904		$4,544	11%
Provision for credit losses	750	—		750	NM
Noninterest income	7,096	9,425		(2,329)	(25)
Noninterest expense	38,272	36,470		1,802	5
Income before income tax expense	13,522	13,859		(337)	(2)
Income tax expense	3,316	4,567		(1,251)	(27)
Net income	$10,206	$9,292		$914	10%

Total assets	$6,140,812	$5,583,171		$557,641	10%
Efficiency ratio (1)	72.84%	72.46%
Full-time equivalent employees (ending)	1,077	1,022
Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS® (2)	$21,744	$57,552		$(35,808)	(62)%
SBA	3,230	6,798		(3,568)	(52)%
Loans sold
Multifamily DUS® (2)	$32,976	$76,849		$(43,873)	(57)%
SBA	3,692	7,635		(3,943)	(52)%
CRE Non-DUS (3)	—	5,551	(4)	(5,551)	(100)%
Net gain on loan origination and sale activities:
Multifamily DUS®(2)	1,146	3,360		(2,214)	(66)%
SBA	301	602		(301)	(50)%
	$1,447	$3,962		$(2,515)	(63)%
NM = not meaningful
(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.
(3) Loans originated as Held for Investment.
(4) Balance represents termination of participation agreement.

Commercial and Consumer Banking net income increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the reduction in our effective tax rate and an increase in net interest income from higher average balances of interest-earning assets, partially offset by a decrease in net gain on loan origination and sale activities and increases in noninterest expense.

The segment recorded a $750 thousand provision for credit losses in the three months ended March 31, 2018, compared to no provision for the three months ended March 31, 2017. The increase from the three months ended March 31, 2017 was primarily due to higher loan growth and lower net recoveries in the three months ended March 31, 2018.

Noninterest income decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a reduction in gain on sale income driven by lower commercial real estate loan sales volume.

Noninterest expense increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased noninterest expense related to growth of our commercial real estate and commercial business lending units and the expansion of our retail deposit banking network. In the first three months of 2018, we added three de novo retail deposit branches. The segment's headcount increased by 5.4% from March 31, 2017.

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At March 31, 2018	At December 31, 2017
(in thousands)

Commercial
Multifamily DUS®	$1,323,937	$1,311,399
Other	81,436	79,797
Total commercial loans serviced for others	$1,405,373	$1,391,196

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Servicing income, net:
Servicing fees and other	$1,957	$1,840	$117	6%
Amortization of multifamily and SBA MSRs	(1,049)	(931)	(118)	13
Commercial mortgage servicing income	$908	$909	$(1)	—%

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

Mortgage Banking segment results are detailed below.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Net interest income	$3,012	$4,747	$(1,735)	(37)%
Noninterest income	53,735	65,036	(11,301)	(17)
Noninterest expense	62,497	70,404	(7,907)	(11)
Loss before income taxes	(5,750)	(621)	(5,129)	826
Income tax benefit	(1,410)	(312)	(1,098)	352
Net loss	$(4,340)	$(309)	$(4,031)	1,305%

Total assets	$783,244	$817,972	$(34,728)	(4)%
Efficiency ratio (1)	110.13%	100.89%
Full-time equivalent employees (ending)	1,307	1,558
Production volumes for sale to the secondary market:
Single family mortgage interest rate lock commitments	$1,571,975	$1,622,622	$(50,647)	(3)%
Single family mortgage closed loan volume (2)(3)	$1,452,398	$1,621,053	$(168,655)	(10)%
Single family mortgage loans sold(3)	$1,550,724	$1,739,737	$(189,013)	(11)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)
Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank and brokered loans where HomeStreet receives fee income but does not fund the loan on its balance sheet or sell it into the secondary market.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking net loss increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower gain on loan origination and sale activities , partially offset by lower salary and related costs associated with headcount reductions from our second and third quarter 2017 restructuring events and decreased commissions, salary and related costs on lower closed loan volumes.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Single family: (1)
Servicing value and secondary market gains(2)	$41,427	$50,538	$(9,111)	(18)%
Loan origination and funding fees	5,445	5,781	(336)	(6)
Total mortgage banking gain on loan origination and sale activities(1)	$46,872	$56,319	$(9,447)	(17)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decrease in gain on loan origination and sale activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily the result of increased industry-wide competition reducing our composite profit margin and to a lesser extent a 3.1% decrease in interest rate lock commitments, reflecting the limited supply of housing in our markets, which reduced the volume of purchase loan activity in the periods presented, and the impact of higher interest rates, which reduced the volume of refinance activity in the periods presented.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2018	2017

Servicing income, net:
Servicing fees and other	$16,494	$14,339	$2,155	15%
Changes in fair value of MSRs due to amortization (1)	(8,870)	(8,520)	(350)	4
	7,624	5,819	1,805	31
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	30,019	2,132	27,887	1,308
Net (loss) gain from derivatives economically hedging MSRs	(30,977)	379	(31,356)	(8,273)
	(958)	2,511	(3,469)	(138)
Mortgage Banking servicing income	$6,666	$8,330	$(1,664)	(20)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
The decrease in Mortgage Banking servicing income in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to lower risk management results, partially offset by higher servicing fees. Risk management results fluctuate as market conditions change, including changes in interest rates. The flattening yield curve and increased negative convexity in our mortgage servicing portfolio have substantially reduced risk management results. The higher servicing fees relate to higher average balances of loans serviced for others. Single family mortgage servicing fees collected increased for the three months ended March 31, 2018 compared to three months ended March 31, 2017, primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

(in thousands)	At March 31, 2018	At December 31, 2017
Single family
U.S. government and agency	$22,715,153	$22,123,710
Other	504,423	507,437
Total single family loans serviced for others	$23,219,576	$22,631,147
Mortgage Banking noninterest expense for the three months ended March 31, 2018 decreased compared to the three months ended March 31, 2017 primarily due to decreased commissions, salary and related costs on lower closed loan volumes. The decrease also relates to lower salary and related costs associated with our headcount reductions from our second and third quarter 2017 restructuring activities.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies in our 2017 Annual Report on Form 10-K and Note 7, Commitments, Guarantees and Contingencies in this Quarterly Report on Form 10-Q.

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
For more information on how we manage these business, financial and other risks, see the discussion in "Enterprise Risk Management" within Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2017 and should be read in conjunction with the "Credit Risk Management" within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets
Nonperforming assets ("NPAs") were $11.2 million, or 0.16% of total assets at March 31, 2018, compared to $15.7 million, or 0.23% of total assets at December 31, 2017. Nonaccrual loans of $10.9 million, or 0.23% of total loans at March 31, 2018, decreased $4.2 million, or 28%, from $15.0 million, or 0.33% of total loans at December 31, 2017. Net recoveries for the three months ended March 31, 2018 were $580 thousand compared to net recoveries of $778 thousand for the three months ended March 31, 2017.

At March 31, 2018, our loans held for investment portfolio, net of the allowance for loan losses, was $4.76 billion, an increase of $251.8 million from December 31, 2017. The allowance for loan losses was $39.1 million, or 0.81% of loans held for investment, compared to $37.8 million, or 0.83% of loans held for investment at December 31, 2017.

We recorded a provision of credit loss of $750 thousand for the three months ended March 31, 2018. We did not record a provision for credit losses in the three months ended March 31, 2017. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Note 3, Loans and Credit Quality to the financial statements of this Quarterly Report on Form 10-Q.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates — Allowance for Loan Losses" within Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$73,138		$75,019	$—
Loans with an allowance recorded	3,985		4,465	309
Total	$77,123	(1)	$79,484	$309

	At December 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$78,696	(3)	$80,904	$—
Loans with an allowance recorded	5,150		5,288	289
Total	$83,846	(1)	$86,192	$289

(1)	Includes $66.3 million and $69.6 million in single family performing troubled debt restructurings ("TDRs") at March 31, 2018 and December 31, 2017, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $231 thousand of fair value option loans.

The Company had 330 impaired loans relationships totaling $77.1 million at March 31, 2018 and 335 impaired loan relationships totaling $83.8 million at December 31, 2017. Included in the total impaired loan amounts were 294 single family TDR loan relationships totaling $66.8 million at March 31, 2018 and 297 single family TDR loan relationships totaling $72.0 million at December 31, 2017. At March 31, 2018, there were 284 single family impaired loan relationships totaling $66.3 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at March 31, 2018, included $47.6 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three months ended March 31, 2018 was $80.5 million compared to $92.9 million for the three months ended March 31, 2017. Impaired loans of $4.0 million and $5.2 million had a valuation allowance of $309 thousand and $289 thousand at March 31, 2018 and December 31, 2017, respectively.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates —
Allowance for Loan Losses" within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2018			At December 31, 2017
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$9,208	22.8%	30.1%	$9,412	24.1%	30.4%
Home equity and other	6,987	17.3	9.8	7,081	18.1	10.0
	16,195	40.1	39.9	16,493	42.2	40.4
Commercial real estate loans
Non-owner occupied commercial real estate	4,627	11.4	13.3	4,755	12.1	13.8
Multifamily	4,651	11.6	17.0	3,895	10.0	16.1
Construction/land development	9,159	22.6	15.5	8,677	22.2	15.2
	18,437	45.6	45.8	17,327	44.3	45.1
Commercial and industrial loans
Owner occupied commercial real estate	2,966	7.3	8.3	2,960	7.5	8.7
Commercial business	2,848	7.0	6.0	2,336	6.0	5.9
	5,814	14.3	14.3	5,296	13.5	14.5
Total allowance for credit losses	$40,446	100.0%	100.0%	$39,116	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$66,347	$2,481	$68,828
Home equity and other	1,246	21	1,267
	67,593	2,502	70,095
Commercial real estate loans
Multifamily	503	—	503
Construction/land development	590	—	590
	1,093	—	1,093
Commercial and industrial loans
Owner occupied commercial real estate	874	—	874
Commercial business	367	309	676
	1,241	309	1,550
	$69,927	$2,811	$72,738

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $47.6 million at March 31, 2018.

	At December 31, 2017
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$69,555	$2,451	$72,006
Home equity and other	1,254	36	1,290
	70,809	2,487	73,296
Commercial real estate loans
Multifamily	507	—	507
Construction/land development	454	—	454
	961	—	961
Commercial and industrial loans
Owner occupied commercial real estate	876	—	876
Commercial business	377	62	439
	1,253	62	1,315
	$73,023	$2,549	$75,572

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $46.7 million at December 31, 2017.

The Company had 319 loan relationships classified as TDRs totaling $72.7 million at March 31, 2018 with no related unfunded commitments. The Company had 316 loan relationships classified as TDRs totaling $75.6 million at December 31, 2017 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$12,636	$7,750	$7,192	$38,734	(1)	$66,312	$297
Home equity and other	186	28	1,401	—		1,615	—
	12,822	7,778	8,593	38,734		67,927	297
Commercial real estate loans
Multifamily	—	—	296	—		296	—
Construction/land development	—	—	76	—		76	—
	—	—	372	—		372	—
Commercial and industrial loans
Owner-occupied commercial real estate	—	—	626	—		626	—
Commercial business	378	—	1,288	—		1,666	—
	378	—	1,914	—		2,292	—
Total	$13,200	$7,778	$10,879	$38,734		$70,591	$297

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At March 31, 2018, these past due loans totaled $38.7 million.

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

Loan Underwriting Standards

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower’s credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages their current and prior debts, documented by a credit report that provides credit scores and the borrower’s current and past information about their credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals or evaluations in accordance with our appraisal policy. A borrower's ability to repay the loan is based on several factors, including employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value and debt-to-income ratios, amount of liquid financial reserves, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices and demand, and levels of unemployment.

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

Liquidity and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain sources of cash to adequately fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis, in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc., HomeStreet Capital Corporation ("HSC") and the Bank have established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

HomeStreet, Inc., HSC and the Bank have different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At March 31, 2018, no advances were outstanding against this line.

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

HomeStreet Capital Corporation

HomeStreet Capital Corporation generates cash flow from its servicing fee income on the DUS® portfolio, net of its costs to service the DUS® portfolio. HSC also uses cash from these sources to pay costs related to purchases of servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS® lenders such as HSC are set by Fannie Mae. HSC's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2018, our primary liquidity ratio was 21.5% compared to 18.1% at December 31, 2017.

At March 31, 2018 and December 31, 2017, the Bank had available borrowing capacity of $308.8 million and $579.2 million, respectively, from the FHLB, and $344.3 million and $331.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the three months ended March 31, 2018, cash, cash equivalents and restricted cash decreased by $6.4 million compared to an increase of $7.6 million for the three months ended March 31, 2017. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2018, net cash of $107.3 million was provided by operating activities, primarily from proceeds from the sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2017, net cash of $148.0 million was provided by operating activities, as cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the three months ended March 31, 2018, net cash of $303.9 million was used in investing activities, primarily due to $275.1 million of cash used for the origination of portfolio loans net of principal repayments, $70.0 million of cash used for the purchase of investment securities, and $3.6 million used for the purchase of property and equipment, partially offset by $27.4 million from principal repayments and maturities of investment securities and $16.9 million proceeds from the sale of investment securities. For the three months ended March 31, 2017, net cash of $299.2 million was used in investing activities, primarily due to $170.4 million of cash used for the purchase of investment securities, $137.3 million of cash used for the origination of portfolio loans net of principal repayments and $22.4 million used for the purchase of property and equipment, partially offset by $26.6 million from principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the three months ended March 31, 2018, net cash of $190.3 million was provided by financing activities, primarily due to $288.0 million of organic growth in deposits, offset by $127.5 million net repayments of FHLB advances. For the three months ended March 31, 2017, net cash of $158.8 million was provided by financing activities, primarily due to a $166.2 million organic growth in deposits partially offset by $6.0 million from net repayments of FHLB advances.

Capital Management

In July 2013, federal banking regulators (including the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board ("FRB") adopted new capital rules (as used in this section, the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act. Since 2015, the Rules have applied to both the Company and the Bank.
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”), except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank elected this one time option in 2015 to exclude certain components of AOCI. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus, subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and would have been fully phased in on January 1, 2019 at 2.5% above the required minimum common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. However, in 2017, the FDIC issued a final rule to extend the 2017 transition provision on a go-forward basis, halting certain parts of the full phase in. The required phase-in capital conservation buffer during 2017 was 1.25% and is 1.25% during 2018. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At March 31, 2018, our capital conservation buffers for the Company and the Bank were 2.97% and 5.09%, respectively.
The Rules set forth the manner in which certain capital elements are determined, including but not limited to requiring certain deductions related to mortgage servicing rights and deferred tax assets. Holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) are permitted under the rules to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital. Because our trust preferred securities were issued prior to May 19, 2010, we include those in our Tier 1 capital calculations.
In September 2017, federal banking regulators issued a proposed rule intended to simplify and limit the impact of the Basel III regulatory capital requirements for certain banks. We believe that these proposed changes, if implemented, would significantly benefit our Mortgage Banking business model by reducing the amount of regulatory capital that we would be required to maintain in relation to our mortgage servicing assets. Other proposed changes to the Basel III capital requirements would require a small increase in capital related to commercial and residential acquisition, development, and construction lending activity which would partially offset some portion of the benefit we would expect to receive with respect to our mortgage servicing assets. The final rules have yet to be published following the comment period, but if they are adopted without any material changes to the current proposal, we would expect to benefit from a significant reduction in the regulatory capital requirements related to our mortgage servicing rights upon adoption. Although we cannot predict what final regulations will be when adopted, certain alternatives we believe to be under consideration would potentially allow us to allocate that capital to other aspects of our operations, including as capital to support our commercial lending operations.
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
Specifically, the capital treatment of MSRs is phased in through the transition periods. Under the prior rules, the Bank deducted 10% of the value of MSRs (net of deferred tax) from Tier 1 capital ratios. However, under Basel III, the Bank and the Company must deduct a much larger portion of the value of MSRs from Tier 1 capital.

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

•	Any portion of the Bank’s and the Company’s MSRs that are not deducted from the calculation of common equity Tier 1 is subject to a 100% risk weight.

Both the Company and the Bank began compliance with the Rules on January 1, 2015. The phase-in of the conservation buffer will take full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods.
On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the Rule for certain banks including HomeStreet. The final rules had provided for a number of adjustments to and deductions from Tier 1 capital. Deductions included, for example, the requirement that MSRs, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 Capital to the extent that any one such category exceeds 10% of Tier 1 capital or all such categories in the aggregate exceed 15% of Tier 1 capital. Effective on January 1, 2018, the 2017 rule pauses the full transition to the Basel III treatment.
We believe that the capital levels of the Company and the Bank at March 31, 2018 were in compliance with the standards under the Rules including the conservation buffer.
At March 31, 2018, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At March 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$629,565	9.58%	$262,735	4.0%	$328,419	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	629,565	12.30%	230,253	4.5%	332,587	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	629,565	12.30%	307,004	6.0%	409,338	8.0%
Total risk-based capital (to risk-weighted assets)	$670,012	13.09%	$409,338	8.0%	$511,673	10.0%

	At March 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$599,700	9.08%	$264,330	4.0%	$330,412	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	540,422	9.26%	262,496	4.5%	379,161	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	599,700	10.28%	349,995	6.0%	466,659	8.0%
Total risk-based capital (to risk-weighted assets)	$640,147	10.97%	$466,659	8.0%	$583,324	10.0%

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22%	221,201	4.5%	319,512	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22%	294,935	6.0%	393,246	8.0%
Total risk-based capital (to risk-weighted assets)	$688,981	14.02%	$393,246	8.0%	$491,558	10.0%

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	555,120	9.86%	253,293	4.5%	365,868	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92%	337,724	6.0%	450,299	8.0%
Total risk-based capital (to risk-weighted assets)	$653,741	11.61%	$450,299	8.0%	$562,873	10.0%

Accounting Developments

See the Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2017 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2017 Annual Report on Form 10-K. Since December 31, 2017, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

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

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, mortgage servicing rights, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our current operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets, in particular, the regional economy of the western United States, including Hawaii.

Our price and interest rate risks are managed by the Bank’s Asset/Liability Management Committee ("ALCO"), a management committee that identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Investment Officer, acting as the chair, the Chief Executive Officer, the Chief Financial Officer and other members of management. The committee meets monthly and is responsible for:

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2018
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$66,289	$—	$—	$—	$—	$—	$—	$66,289
FHLB Stock	—	—	—	—	—	41,923	—	41,923
Investment securities(1)	82,096	31,952	40,878	193,610	121,332	445,615	—	915,483
Mortgage loans held for sale (3)	481,853	266	1,125	3,576	3,090	10,623	—	500,533
Loans held for investment(1)	1,476,622	284,313	455,956	984,999	696,966	859,405	—	4,758,261
Total interest-earning assets	2,106,860	316,531	497,959	1,182,185	821,388	1,357,566	—	6,282,489
Non-interest-earning assets	—	—	—	—	—	—	641,567	641,567
Total assets	$2,106,860	$316,531	$497,959	$1,182,185	$821,388	$1,357,566	$641,567	$6,924,056
Interest-bearing liabilities:
NOW accounts(2)	$480,620	$—	$—	$—	$—	$—	$—	$480,620
Statement savings accounts(2)	295,096	—	—	—	—	—	—	295,096
Money market accounts(2)	1,926,153	—	—	—	—	—	—	1,926,153
Certificates of deposit	549,754	211,740	333,488	197,542	27,313	5	—	1,319,842
Federal funds purchased and securities sold under agreements to repurchase	25,000	—	—	—	—	—	—	25,000
FHLB advances	806,067	20,000	10,000	10,000	—	5,590	—	851,657
Long-term debt	60,321	—	—	—	—	65,000	—	125,321
Total interest-bearing liabilities	4,143,011	231,740	343,488	207,542	27,313	70,595	—	5,023,689
Non-interest bearing liabilities	—	—	—	—	—	—	1,199,404	1,199,404
Equity	—	—	—	—	—	—	700,963	700,963
Total liabilities and shareholders’ equity	$4,143,011	$231,740	$343,488	$207,542	$27,313	$70,595	$1,900,367	$6,924,056
Interest sensitivity gap	(2,036,151)	84,791	154,471	974,643	794,075	1,286,971
Cumulative interest sensitivity gap	$(2,036,151)	$(1,951,360)	$(1,796,889)	$(822,246)	$(28,171)	$1,258,800
Cumulative interest sensitivity gap as a percentage of total assets	(29)%	(28)%	(26)%	(12)%	—%	18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	51%	55%	62%	83%	99%	125%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on our intent to sell.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2018 and December 31, 2017 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2018		December 31, 2017
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(0.8)%	(12.0)%	(0.5)%	(8.2)%
+100	(0.4)	(6.0)	(0.2)	(4.2)
-100	1.9	1.6	1.9	(0.9)
-200	4.5%	(0.3)%	2.3%	(4.8)%

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

At March 31, 2018, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The interest rate sensitivity of the Company remained stable between December 31, 2017 and March 31, 2018. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our initial public offering (“IPO”) in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy for both our Mortgage Banking segment and our Commercial and Consumer Banking segment and have expanded our operations at a relatively accelerated pace. We have grown our retail branch presence from 20 branches in 2012 to 62 as of March 31, 2018, including expansion into new geographic regions. Simultaneously, we have added substantially to our mortgage operations in both existing and new markets and continued to expand our commercial lending operations, resulting in substantial growth overall in total assets, total deposits, total loans and employees.

While we expect to continue both strategic and opportunistic growth in the Commercial and Consumer Banking segment, in 2017 we undertook a restructuring of our Mortgage Banking segment, where production has been negatively impacted by increasing interest rates and a reduced supply of homes for sale nationwide, and in April 2018 implemented other company-wide cost saving measures including a reduction in force. For the near term, we expect to focus primarily on measured and efficient growth in commercial and consumer banking and optimization of our existing mortgage banking operations, which may lead to a substantially slower growth rate than we have experienced in recent years.

We may not recognize the full benefits of our recent restructuring.

In the second and third quarter of 2017, we implemented a restructuring plan to bring our costs and the size of our mortgage banking operations in line with our decreased expectations for origination opportunities for mortgage loans, given both the interest rate environment and the lack of housing inventory in our primary markets. In April 2018, we implemented additional cost savings measures, including an additional reduction in force, on a Company-wide basis. We recorded restructuring expenses totaling $3.7 million in 2017 and anticipate additional charges for severance will be recorded in the second quarter of 2018 related to the April 2018 reduction in force, which we expect will be offset by a significant reduction in our annual costs going forward. These expenses are associated primarily with a reduction in staffing in the Mortgage Banking segment, the closure or consolidation of several of our stand-alone home loan centers and other efficiency measures. However, there is no guarantee that we will recognize all or a substantial portion of the anticipated cost savings from either of these measures. Further, if the demand for mortgage loans continues to decline in our markets, we may not recognize the expected income benefit and may have to take additional steps to streamline our mortgage operations further. Conversely, if the demand for mortgage loans increases precipitously in our markets, we may not be able to meet the full amount of the demand with our leaner operations and may find it necessary to increase costs to provide for the necessary staffing and resources.

Volatility in mortgage markets, changes in interest rates, competition in the mortgage industry, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market, including an increase in interest rates and a disparity between the supply and demand of houses available for sale nationwide that has become acute in our primary markets, have caused a decline in mortgage originations throughout our markets, which adversely impacted our profitability in 2017 and the first quarter of 2018. This decline in profitability occurred even as our relative market share for mortgage originations remained high. While we implemented a restructuring of our Mortgage Banking segment in 2017 and implemented other company-wide cost saving measures in April 2018, continued volatility in the market could have additional negative effects on our financial results. The scarcity of mortgage originations is also increasing competition for business, as loan officers nationwide compete to originate fewer loans, which has put negative pressure on pricing for mortgage products and, in turn, decreased our profit margins on those products. Unless there is a resurgence of mortgage origination activity or a substantial reduction in the size of the mortgage origination industry overall, we anticipate that this pricing pressure will continue for the near term.

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

•
Competition in the mortgage market industry may drive down the interest rates we are able to offer on our mortgages and reduce our profit margins on mortgage loan products, which would negatively impact our net interest income;

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

These and other factors may limit our ability to generate revenue in excess of our costs, decrease our profit margins, negatively impact our net interest margin and in some circumstances may affect the carrying value of our mortgage servicing, any of which in turn may result in a lower rate of profitability or even substantial losses for the Company.

Proxy contests threatened or commenced against the Company could cause us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition.

In November 2017, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., and certain affiliates (the "Blue Lion Parties") filed a Schedule 13D with the SEC with respect to the Company. In December 2017, the Company’s Board of Directors met with Mr. Griege, and, at Mr. Griege’s request, in January 2018, the Company’s Human Resources and Corporate Governance Committee, which acts as our nominating committee, interviewed Mr. Griege to consider him for a position on our Board of Directors. On January 11, 2018, we announced that we would not be offering Mr. Griege a seat on our Board of Directors. Beginning on February 23, 2018, the Blue Lion Parties have attempted to pursue a proxy contest in relation to our 2018 Annual Meeting of Shareholders. On that date, an affiliate of the Blue Lion Parties sent a purported notice to the Company attempting to nominate candidates for director and submit certain proposals to the Company's shareholders at the Annual Meeting. The Board of Directors deemed the notice to be deficient and rejected it, and the Blue Lion Parties subsequently sued the Company in the Superior Court of Washington for King County seeking a preliminary injunction to require the Company to honor their purported notice. On March 30, 2018, the court ruled against the Blue Lion Parties affiliate and affirmed the Company's determination that the notice was deficient and could be rejected. The Blue Lion Parties subsequently launched a campaign against two of our director nominees, and on April 25, 2018 the Blue Lion Parties filed a definitive proxy statement related to their solicitation of proxies in connection therewith.

A proxy contest or other activist campaign and related actions, such as the one discussed above, could have a material and adverse effect on us for the following reasons:

•
Activist investors may attempt to effect changes in the Company’s strategic direction and how the Company is governed, or to acquire control over the Company. In particular, the above mentioned activist investor has suggested changes to our business that conflict with our strategic direction and could cause uncertainty among employees, customers, investors and other constituencies about the strategic direction of our business.

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

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, as occurred in the fourth quarter of 2016, and we could incur a net valuation loss as a result of our hedging activities. In addition, our hedging activities may be impacted by unforeseen or unexpected changes. For example, in the first quarter of 2018, the volatility in mortgage rates required us to rebalance our hedging positions at a time when the yield curve on interest rates has been flattening, which both drives up the costs of hedging because of increased transaction costs on rebalancing the portfolio and decreases the total earnings on derivatives used for hedging, leading to less efficient and lower earning hedges, which reduced our risk management results and impacted our earnings for that quarter. We cannot predict whether this combination of volatile rates and flattened yield curve will continue or that this environment or other asymmetries in the Company's hedge position as compared to its mortgage servicing rights portfolio will not arise again in the future. Moreover, as the volume of single family loans held for sale and MSRs increases, our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs also increases. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations. Any such events or conditions may harm our results of operations.

Natural disasters in our geographic markets may impact our financial results.

In the fourth quarter of 2017, certain communities in California suffered significant losses from natural disasters, including devastating wildfires in Northern California in October 2017 that destroyed many homes and forced a short closure of four of our stand-alone home loan centers in those areas. While the impact of these recent natural disasters on our business do not appear to be material, our mortgage banking operations in areas impacted by future disasters could experience an adverse financial impact due to office closures, customers who as a result of their losses may not be able to meet their loan commitments in a timely manner, a reduction in housing inventory due to loss caused by natural disaster and negative impacts to the local economy as it seeks to recover from these disasters.

Each of our primary markets are located in geographic regions that are at a risk for earthquakes, wildfires, floods, mudslides and other natural disasters. In the event future catastrophic events impact our major markets, our operations and financial results may be adversely impacted.

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

A substantial portion of our loans are secured by real property, a characteristic we expect to continue indefinitely. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. Although real estate prices are currently stable in the markets in which we operate, if market values decline, as they did in the last recession, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Worsening conditions in the real estate markets in which we operate and higher than normal delinquency and default rates on loans could cause other adverse consequences for us, including:

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. As rates increase, the cost of our funding often increases faster than we can increase our interest income. For example, in recent periods the FHLB has increased rates on their advances in a quick response to increases in rates by the Federal Reserve and implemented those increased costs earlier than we have been able to increase our own interest income. This asymmetry of the speed at which interests rates rise on our liabilities as opposed to our assets may have a negative impact on our net interest income and, in turn, our financial results. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

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

We have completed four whole-bank acquisitions and acquired eight stand-alone branches between September 2013 and March 31, 2018, all of which have required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

In the course of our business, it is necessary to foreclose and take title to real estate, which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Market-Related Risks

Restrictions on new home construction and lack of inventory of homes for sale in our primary markets may negatively impact our ability to originate mortgage loans at the volumes we have experienced in the past and our Mortgage Banking segment results.

While a desire to purchase single family real estate remains strong in our primary markets, as is evidenced by a continued demand from customers for mortgage loan applications and pre-approvals, new and resale home availability in those markets has not kept pace with demand. Driven by sustained job and population growth, Redfin.com reported the median days on market in the Seattle metropolitan area for a home was seven as compared to the national average of 43. Similarly, the Portland and San Francisco metropolitan area markets reported a median of 14 days on the market. Moreover, Redfin.com reported the inventory levels of homes was also constrained as measured by Months of Supply with the Seattle metropolitan area having 0.8 months of supply as compared to the national average of 2.8 months of supply, and Portland and San Francisco having 1.4 and 1.1 months, respectively. There has been no indication that there will be any near-term meaningful change in this imbalance.

While this limit of supply has not had a significant negative impact on our relative market share to date, it has negatively impacted our loan volume. Moreover, despite the restructuring of our Mortgage Banking segment and recent additional measures to scale our operations to demand, if this trend continues to increase, the lack of inventory may continue to impair both our volume and earnings in the Mortgage Banking segment.

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

Asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities, including advances from the FHLB which typically carry a rate based on 30-day LIBOR and interest payable on our deposits, tend to be more sensitive to short term rates while our assets, tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of readjustment. As a result, a flattening of the yield curve is likely to have a negative impact on our net interest income.

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

Market forces have caused a significant decrease in the overall number of mortgage originations, which has increased competition for providers of mortgage products, put pressure on pricing for those products and negatively impacted our profit margins.

Due primarily to a combination of increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale which is especially acute in our primary markets, the overall number of mortgage products being purchased in the market is significantly reduced from prior periods. Because the number of mortgage originators in the marketplace has not declined in a meaningful way, competition in the marketplace is more intense at the present time, which has resulted in significant pressure on pricing in the secondary market for single family mortgages that in turn negatively impact our profit margins in the Mortgage Banking segment and reduce our overall net income. We cannot predict when or if these competitive pressures will ease, and unless or until they do, we expect that we will experience negative impacts to our financial position and results of operations, which may include net losses in our Mortgage Banking segment.

Our mortgage operations are impacted by changes in the housing market, including factors that impact housing affordability and availability.

Housing affordability is directly affected by both the level of mortgage interest rates and the inventory of houses available for sale. The housing market recovery was aided by a protracted period of historically low mortgage interest rates that made it easier for consumers to qualify for a mortgage and purchase a home; however, mortgage rates are now rising again. Should mortgage rates substantially increase over current levels, it would become more difficult for many consumers to qualify for mortgage credit. This could have a dampening effect on home sales and on home values.

In addition, constraints on the number of houses available for sale, which is especially acute in some of our largest markets, are driving up home prices, which may also make it harder for our customers to qualify for a mortgage, adversely impact our ability to originate mortgages and, as a consequence, our results of operations. Any return to a recessionary economy could also result in financial stress on our borrowers that may result in volatility in home prices, increased foreclosures and significant write-downs of asset values, all of which would adversely affect our financial condition and results of operations.

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

The stock markets in general experience substantial price and trading fluctuations, and such changes may create volatility in the market as a whole or in the stock prices of securities related to particular industries or companies that are unrelated or disproportionate to changes in operating performance of the Company. Such volatility may have an adverse effect on the trading price of our common stock.
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

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us. Dodd-Frank’s level of oversight and compliance obligations increase significantly for banks with total assets in excess of $10 billion, which may limit our ability to grow beyond that level or may significantly increase the cost and regulatory burden of doing so. While the Trump administration and Republicans controlling Congress have announced that they intend to repeal or revise significant portions of Dodd-Frank and other regulation impacting financial institutions, the nature and extent of such repeals or revisions are not presently known and readers should not rely on the assumption that these changes will come to pass. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether federal or state authorities, or other pertinent bodies, will enact legislation, laws, rules or regulations that will impact our business or operations. Further, an increasing amount of the regulatory authority that pertains to financial institutions comes in the form of informal “guidance”, such as handbooks, guidelines, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

Changes in regulation of our industry has the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the potential litigation.

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

In addition to RESPA compliance, the Bank is also subject to the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, which became effective in October 2015. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, require significant systems modifications, process and procedure changes. Failure to comply with these new requirements may result in regulatory penalties for disclosure and other violations under RESPA and the Truth In Lending Act (“TILA”), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered “predatory” or “unfair and deceptive”. These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, failing to provide advertised benefits, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice and restrictions on our ability to execute our growth and expansion plans. These risks are enhanced because of our growth activities as we integrate operations from our acquisitions and expand our geographic markets. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

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

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered "well-capitalized". The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. While federal banking regulators have proposed a rule change that would increase the amount of mortgage servicing rights that could be included in ratio calculations, there can be no assurance that the proposed rule will be adopted in its current form or at all. For more on these regulatory requirements and how they apply to the Company and the Bank, see “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements” in our Annual Report on Form 10-K. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single family loans sold to Fannie Mae and Freddie Mac. We valued these single family MSRs at $294.1 million at March 31, 2018. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which changes, among other things, the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, available for sale and held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 also requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis and eliminate the probable initial recognition in current GAAP and reflect the current estimate of all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a “well capitalized” ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Capital Management” as well as “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements” in our Annual Report on Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a policy to pay dividends and in recent years our Board of Directors has elected to retain capital for growth rather than to declare a dividend. While management has recently discussed the possibility of paying dividends in the near future, we have not declared dividends in any recent quarters, and the potential of future dividends is subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, credit unions, mortgage companies and savings institutions but more recently has also come from financial technology (or "fintech") companies that rely on technology to provide financial services. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and provide consistent customer service while keeping costs in line. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text and on-line banking, e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition or results of operations may be adversely affected.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(2)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document

(1)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Financial Condition (unaudited) as of March 31, 2018 and December 31, 2017, (iii) the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2018 and 2017, and Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 4, 2018.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)