Form 10-Q
period 2018-06-30
HomeStreet, Inc.
filed 2018-08-03
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
Commission file number: 001-35424
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of August 1, 2018 was 26,985,537.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents (including interest-earning instruments of $126,083 and $30,268)	$176,218	$72,718
Investment securities (includes $829,422 and $846,268 carried at fair value)	907,457	904,304
Loans held for sale (includes $527,088 and $577,313 carried at fair value)	568,514	610,902
Loans held for investment (net of allowance for loan losses of $39,480 and $37,847; includes $4,187 and $5,477 carried at fair value)	4,883,310	4,506,466
Mortgage servicing rights (includes $245,744 and $258,560 carried at fair value)	272,205	284,653
Other real estate owned	752	664
Federal Home Loan Bank stock, at cost	48,157	46,639
Premises and equipment, net	99,155	104,654
Goodwill	22,564	22,564
Other assets	185,545	188,477
Total assets	$7,163,877	$6,742,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,120,285	$4,760,952
Federal Home Loan Bank advances	1,008,613	979,201
Accounts payable and other liabilities	173,145	172,234
Other borrowings	30,007	—
Long-term debt	125,368	125,274
Total liabilities	6,457,418	6,037,661
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,978,229 shares and 26,888,288 shares	511	511
Additional paid-in capital	340,723	339,009
Retained earnings	384,947	371,982
Accumulated other comprehensive loss	(19,722)	(7,122)
Total shareholders' equity	706,459	704,380
Total liabilities and shareholders' equity	$7,163,877	$6,742,041

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2018	2017	2018	2017

Interest income:
Loans	$61,409	$51,198	$117,345	$100,704
Investment securities	5,527	5,419	11,086	11,051
Other	253	125	432	261
	67,189	56,742	128,863	112,016
Interest expense:
Deposits	9,562	5,867	17,350	11,490
Federal Home Loan Bank advances	4,782	2,368	8,418	4,769
Federal funds purchased and securities sold under agreements to repurchase	24	5	56	5
Long-term debt	1,662	1,514	3,246	2,993
Other	156	120	330	240
	16,186	9,874	29,400	19,497
Net interest income	51,003	46,868	99,463	92,519
Provision for credit losses	1,000	500	1,750	500
Net interest income after provision for credit losses	50,003	46,368	97,713	92,019
Noninterest income:
Net gain on loan origination and sale activities	57,049	65,908	105,368	126,189
Loan servicing income	7,032	8,764	14,606	18,003
Income from WMS Series LLC	322	406	311	591
Depositor and other retail banking fees	1,953	1,811	3,898	3,467
Insurance agency commissions	527	501	1,070	897
Gain on sale of investment securities available for sale	16	551	238	557
Other	2,490	3,067	4,729	5,765
	69,389	81,008	130,220	155,469
Noninterest expense:
Salaries and related costs	69,127	76,390	135,818	147,698
General and administrative	14,707	15,872	29,291	33,000
Amortization of core deposit intangibles	407	493	813	1,007
Legal	839	150	1,569	310
Consulting	758	771	1,635	1,829
Federal Deposit Insurance Corporation assessments	1,079	697	2,008	1,521
Occupancy	14,953	8,880	23,133	17,089
Information services	8,693	8,172	17,158	15,820
Net cost (benefit) from operation and sale of other real estate owned	2	(181)	(91)	(156)
	110,565	111,244	211,334	218,118
Income before income taxes	8,827	16,132	16,599	29,370
Income tax expense	1,728	4,923	3,634	9,178
NET INCOME	$7,099	$11,209	$12,965	$20,192

Basic income per share	$0.26	$0.42	$0.48	$0.75
Diluted income per share	$0.26	$0.41	$0.48	$0.75
Basic weighted average number of shares outstanding	26,976,892	26,866,230	26,952,178	26,843,813
Diluted weighted average number of shares outstanding	27,156,329	27,084,608	27,157,664	27,071,028

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net income	$7,099	$11,209	$12,965	$20,192
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the period, net of tax (benefit) expense of ($642) and $1,848 for the three months ended June 30, 2018 and 2017, and ($3,300) and $2,887 for the six months ended June 30, 2018 and 2017, respectively	(2,412)	3,431	(12,412)	5,361
Reclassification adjustment for net gains included in net income, net of tax expense of $4 and $193 for the three months ended June 30, 2018 and 2017, and $50 and $195 for the six months ended June 30, 2018 and 2017, respectively	(12)	(358)	(188)	(362)
Other comprehensive (loss) income	(2,424)	3,073	(12,600)	4,999
Comprehensive income	$4,675	$14,282	$365	$25,191

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2017	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
Net income	—	—	—	20,192	—	20,192
Share-based compensation expense	—	—	1,211	—	—	1,211
Common stock issued	74,688	—	155	—	—	155
Other comprehensive income	—	—	—	—	4,999	4,999
Balance, June 30, 2017	26,874,871	$511	$337,515	$323,228	$(5,413)	$655,841

Balance, January 1, 2018	26,888,288	$511	$339,009	$371,982	$(7,122)	$704,380
Net income	—	—	—	12,965	—	12,965
Share-based compensation expense	—	—	1,460	—	—	1,460
Common stock issued	89,941	—	254	—	—	254
Other comprehensive loss	—	—	—	—	(12,600)	(12,600)
Balance, June 30, 2018	26,978,229	$511	$340,723	$384,947	$(19,722)	$706,459

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,965	$20,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	12,104	10,911
Provision for credit losses	1,750	500
Net fair value adjustment and gain on sale of loans held for sale	(44,297)	(113,742)
Fair value adjustment of loans held for investment	31	(1,203)
Origination of mortgage servicing rights	(33,369)	(35,211)
Change in fair value of mortgage servicing rights	(24,878)	21,722
Net gain on sale of investment securities	(238)	(557)
Net loss (gain) on sale of loans originated as held for investment	628	(297)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(92)	(356)
Loss on disposal of fixed assets	302	106
Loss on lease abandonment	5,802	502
Net deferred income tax (benefit) expense	(46)	7,510
Share-based compensation expense	1,702	1,362
Origination of loans held for sale	(3,248,078)	(3,665,396)
Proceeds from sale of loans originated as held for sale	3,345,695	3,769,126
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other assets	3,437	(7,198)
Increase (decrease) in accounts payable and other liabilities	2,347	(17,371)
Net cash provided by (used in) operating activities	35,765	(9,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(97,842)	(246,435)
Proceeds from sale of investment securities	22,232	314,633
Principal repayments and maturities of investment securities	52,857	50,043
Proceeds from sale of other real estate owned	459	2,170
Proceeds from sale of loans originated as held for investment	230,527	23,780
Proceeds from sale of mortgage servicing rights	65,263	—
Mortgage servicing rights purchased from others	—	(565)
Capital expenditures related to other real estate owned	—	(57)
Origination of loans held for investment and principal repayments, net	(617,670)	(420,530)
Purchase of property and equipment	(5,926)	(28,789)
Net cash used in investing activities	(350,100)	(305,750)

	Six Months Ended June 30,
(in thousands)	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$359,251	$318,132
Proceeds from Federal Home Loan Bank advances	5,637,500	4,497,700
Repayment of Federal Home Loan Bank advances	(5,608,000)	(4,498,700)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	796,000	326,618
Repayment of federal funds purchased and securities sold under agreements to repurchase	(796,000)	(326,618)
Proceeds from line of credit draws	30,000	—
Proceeds from Federal Home Loan Bank stock	98,621	91,939
Purchase of Federal Home Loan Bank stock	(100,139)	(93,362)
Proceeds from stock issuance, net	11	11
Payments from equity raise	—	(46)
Net cash provided by financing activities	417,244	315,674
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	102,909	524
Cash, cash equivalents and restricted cash, beginning of year	73,909	56,364
Cash, cash equivalents and restricted cash, end of period	176,818	56,888
Less restricted cash included in other assets	(600)	(2,441)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176,218	$54,447
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$28,825	$19,757
Federal and state income taxes refunded, net	(112)	(23,382)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	455	1,125
Loans transferred from held for investment to held for sale	252,567	113,278
Loans transferred from held for sale to held for investment	10,480	29,809
Ginnie Mae loans recognized with the right to repurchase (reduction in), net	1,992	(2,358)
Receivable from sale of mortgage servicing rights	3,457	—

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily on the West Coast of the United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank’s subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Some of these estimates require application of management's most difficult, subjective or complex judgments and result in amounts that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations, allowance for credit losses (Note 3, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 6, Mortgage Banking Operations), valuation of certain loans held for investment (Note 3, Loans and Credit Quality), valuation of investment securities (Note 2, Investment Securities), and valuation of derivatives (Note 5, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholder's equity as previously reported.

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

Recent Accounting Developments

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). The update does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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
In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current U.S. GAAP requires an “incurred loss” methodology for recognizing credit losses that delay recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that has the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s consolidated financial statements. The Company has formed an internal committee to oversee the project. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses; however, management is still assessing the magnitude of the increase and its impact on the Company's consolidated financial statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the amendments of this ASU.
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

	At June 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$121,537	$2	$(5,691)	$115,848
Commercial	31,216	—	(862)	30,354
Municipal bonds	370,688	951	(9,840)	361,799
Collateralized mortgage obligations:
Residential	175,563	6	(7,050)	168,519
Commercial	113,926	27	(2,330)	111,623
Corporate debt securities	22,606	2	(1,129)	21,479
U.S. Treasury securities	10,907	—	(469)	10,438
Agency debentures	9,868	—	(506)	9,362
	$856,311	$988	$(27,877)	$829,422

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,430	$—	$(301)	$11,129
Commercial	21,773	—	(649)	21,124
Collateralized mortgage obligations	17,341	45	(72)	17,314
Municipal bonds	27,396	169	(445)	27,120
Corporate debt securities	95	—	—	95
	$78,035	$214	$(1,467)	$76,782

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$133,654	$4	$(3,568)	$130,090
Commercial	24,024	8	(338)	23,694
Municipal bonds	389,117	2,978	(3,643)	388,452
Collateralized mortgage obligations:
Residential	164,502	3	(4,081)	160,424
Commercial	100,001	9	(1,441)	98,569
Corporate debt securities	25,146	67	(476)	24,737
U.S. Treasury securities	10,899	—	(247)	10,652
Agency debentures	9,861	—	(211)	9,650
	$857,204	$3,069	$(14,005)	$846,268

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,062	$35	$(99)	$11,998
Commercial	21,015	75	(161)	20,929
Collateralized mortgage obligations	3,439	—	—	3,439
Municipal bonds	21,423	339	(97)	21,665
Corporate debt securities	97	—	—	97
	$58,036	$449	$(357)	$58,128

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Federal National Mortgage Association ("Fannie Mae"), Government National Mortgage Association ("Ginnie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2018 and December 31, 2017, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of June 30, 2018 and December 31, 2017, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(343)	$13,874	$(5,348)	$101,421	$(5,691)	$115,295
Commercial	(509)	23,846	(353)	6,508	(862)	30,354
Municipal bonds	(4,038)	176,321	(5,802)	125,662	(9,840)	301,983
Collateralized mortgage obligations:
Residential	(1,529)	63,185	(5,521)	101,000	(7,050)	164,185
Commercial	(940)	43,156	(1,390)	43,017	(2,330)	86,173
Corporate debt securities	(176)	8,683	(953)	12,566	(1,129)	21,249
U.S. Treasury securities	(2)	998	(467)	9,440	(469)	10,438
Agency debentures	(506)	9,363	—	—	(506)	9,363
	$(8,043)	$339,426	$(19,834)	$399,614	$(27,877)	$739,040

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(96)	$4,686	$(205)	$4,131	$(301)	$8,817
Commercial	(649)	21,124	—	—	(649)	21,124
Collateralized mortgage obligations	(72)	13,850	—	—	(72)	13,850
Municipal bonds	(171)	10,506	(274)	9,168	(445)	19,674
	$(988)	$50,166	$(479)	$13,299	$(1,467)	$63,465

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(182)	$18,020	$(3,386)	$110,878	$(3,568)	$128,898
Commercial	(113)	15,265	(225)	6,748	(338)	22,013
Municipal bonds	(760)	105,415	(2,883)	134,103	(3,643)	239,518
Collateralized mortgage obligations:
Residential	(612)	53,721	(3,469)	104,555	(4,081)	158,276
Commercial	(538)	57,236	(903)	35,225	(1,441)	92,461
Corporate debt securities	(15)	5,272	(461)	13,365	(476)	18,637
U.S. Treasury securities	(3)	997	(244)	9,655	(247)	10,652
Agency debentures	(211)	9,650	$—	—	(211)	9,650
	$(2,434)	$265,576	$(11,571)	$414,529	$(14,005)	$680,105

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(13)	$2,662	$(86)	$4,452	$(99)	$7,114
Commercial	(161)	15,900	—	—	(161)	15,900
Collateralized mortgage obligations	—	3,439	—	—	—	3,439
Municipal bonds	(3)	2,185	(94)	9,465	(97)	11,650
	$(177)	$24,186	$(180)	$13,917	$(357)	$38,103

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2018 and December 31, 2017. In addition, as of June 30, 2018 and December 31, 2017, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At June 30, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,022	1.62%	$107,826	2.04%	$115,848	2.02%
Commercial	—	—	13,412	2.10	13,337	2.66	3,605	2.87	30,354	2.44
Municipal bonds	1,263	2.20	15,989	2.28	32,279	2.71	312,268	3.23	361,799	3.14
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	168,519	2.28	168,519	2.28
Commercial	—	—	10,149	2.27	25,398	2.76	76,076	2.25	111,623	2.37
Agency debentures	—	—	—	—	9,362	2.19	—	—	9,362	2.19
Corporate debt securities	1,018	2.10	4,153	3.01	11,557	3.33	4,751	3.50	21,479	3.25
U.S. Treasury securities	998	1.22	—	—	9,440	1.72	—	—	10,438	1.68
Total available for sale	$3,279	1.87%	$43,703	2.29%	$109,395	2.57%	$673,045	2.69%	$829,422	2.65%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,129	2.87%	$11,129	2.87%
Commercial	—	—	14,469	2.41	6,655	2.58	—	—	21,124	2.46
Collateralized mortgage obligations	—	—	8,893	3.46	—	—	8,421	2.73	17,314	3.11
Municipal bonds	—	—	1,807	2.85	4,474	2.16	20,839	3.20	27,120	3.00
Corporate debt securities	—	—	—	—	—	—	95	6.00	95	6.00
Total held to maturity	$—	—%	$25,169	2.81%	$11,129	2.41%	$40,484	3.02%	$76,782	2.86%

	At December 31, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,914	1.63%	$121,176	1.97%	$130,090	1.94%
Commercial	—	—	15,356	2.07	4,558	2.03	3,780	2.98	23,694	2.21
Municipal bonds	641	2.64	24,456	3.10	39,883	3.25	323,472	3.81	388,452	3.71
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	160,424	2.10	160,424	2.10
Commercial	—	—	12,550	2.09	21,837	2.38	64,182	2.13	98,569	2.18
Agency debentures	—	—	—	—	9,650	2.26	—	—	9,650	2.26
Corporate debt securities	1,048	2.11	6,527	2.80	11,033	3.49	6,129	3.57	24,737	3.27
U.S. Treasury securities	997	1.22	—	—	9,655	1.76	—	—	10,652	1.71
Total available for sale	$2,686	1.90%	$58,889	2.58%	$105,530	2.67%	$679,163	2.90%	$846,268	2.85%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,998	2.93%	$11,998	2.93%
Commercial	—	—	6,577	2.15	14,352	2.71	—	—	20,929	2.53
Collateralized mortgage obligations	—	—	—	—	—	—	3,439	1.90	3,439	1.90
Municipal bonds	—	—	1,846	3.35	4,630	2.57	15,189	3.50	21,665	3.28
Corporate debt securities	—	—	—	—	—	—	97	6.00	97	6.00
Total held to maturity	$—	—%	$8,423	2.41%	$18,982	2.68%	$30,723	3.10%	$58,128	2.86%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Proceeds	$5,357	$312,247	$22,232	$314,633
Gross gains	38	551	261	576
Gross losses	(22)	—	(23)	(19)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At June 30, 2018	At December 31, 2017

Federal Home Loan Bank to secure borrowings	$85,339	$425,866
Washington and California State to secure public deposits	134,420	118,828
Securities pledged to secure derivatives in a liability position	10,615	7,308
Other securities pledged	5,403	6,089
Total securities pledged as collateral	$235,777	$558,091

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at June 30, 2018 and December 31, 2017.

Tax-exempt interest income on securities totaled $2.2 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.5 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At June 30, 2018	At December 31, 2017

Consumer loans
Single family(1)	$1,416,072	$1,381,366
Home equity and other	513,016	453,489
Total consumer loans	1,929,088	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	640,984	622,782
Multifamily	836,260	728,037
Construction/land development	778,094	687,631
Total commercial real estate loans	2,255,338	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	400,149	391,613
Commercial business	319,038	264,709
Total commercial and industrial loans	719,187	656,322
Loans held for investment before deferred fees, costs and allowance	4,903,613	4,529,627
Net deferred loan fees and costs	19,177	14,686
	4,922,790	4,544,313
Allowance for loan losses	(39,480)	(37,847)
Total loans held for investment	$4,883,310	$4,506,466

(1)
Includes $4.2 million and $5.5 million at June 30, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $2.01 billion and $1.81 billion at June 30, 2018 and December 31, 2017, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $556.3 million and $663.8 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the single family loan class within the states of Washington and California, which represented 13.9% and 10.6% of the total portfolio, respectively. At December 31, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the single family loan class within the states of Washington and California, which represented 15.0% and 10.9% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2018. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses. The allowance for unfunded commitments was $1.5 million at June 30, 2018, compared to $1.3 million at June 30, 2017.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2017 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Allowance for credit losses (roll-forward):
Beginning balance	$40,446	$36,042	$39,116	$35,264
Provision for credit losses	1,000	500	1,750	500
(Charge-offs) recoveries, net	(464)	928	116	1,706
Ending balance	$40,982	$37,470	$40,982	$37,470

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,208	$—	$2	$(616)	$8,594
Home equity and other	6,987	(145)	147	357	7,346
Total consumer loans	16,195	(145)	149	(259)	15,940
Commercial real estate loans
Non-owner occupied commercial real estate	4,627	—	—	137	4,764
Multifamily	4,651	—	—	366	5,017
Construction/land development	9,159	—	172	(126)	9,205
Total commercial real estate loans	18,437	—	172	377	18,986
Commercial and industrial loans
Owner occupied commercial real estate	2,966	—	—	66	3,032
Commercial business	2,848	(652)	12	816	3,024
Total commercial and industrial loans	5,814	(652)	12	882	6,056
Total allowance for credit losses	$40,446	$(797)	$333	$1,000	$40,982

	Three Months Ended June 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$7,954	$(2)	$683	$(347)	$8,288
Home equity and other	6,546	(186)	67	429	6,856
Total consumer loans	14,500	(188)	750	82	15,144
Commercial real estate loans
Non-owner occupied commercial real estate	4,699	—	—	217	4,916
Multifamily	3,793	—	—	266	4,059
Construction/land development	8,069	—	214	(57)	8,226
Total commercial real estate loans	16,561	—	214	426	17,201
Commercial and industrial loans
Owner occupied commercial real estate	2,337	—	—	202	2,539
Commercial business	2,644	(16)	168	(210)	2,586
Total commercial and industrial loans	4,981	(16)	168	(8)	5,125
Total allowance for credit losses	$36,042	$(204)	$1,132	$500	$37,470

	Six Months Ended June 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,412	$—	$282	$(1,100)	$8,594
Home equity and other	7,081	(242)	223	284	7,346
	16,493	(242)	505	(816)	15,940
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	9	4,764
Multifamily	3,895	—	—	1,122	5,017
Construction/land development	8,677	—	343	185	9,205
Total commercial real estate loans	17,327	—	343	1,316	18,986
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	72	3,032
Commercial business	2,336	(653)	163	1,178	3,024
Total commercial and industrial loans	5,296	(653)	163	1,250	6,056
Total allowance for credit losses	$39,116	$(895)	$1,011	$1,750	$40,982

	Six Months Ended June 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance
Consumer loans
Single family	$8,196	$(2)	$1,016	$(922)	$8,288
Home equity and other	6,153	(511)	353	861	6,856
	14,349	(513)	1,369	(61)	15,144
Commercial real estate loans
Non-owner occupied commercial real estate	4,481	—	—	435	4,916
Multifamily	3,086	—	—	973	4,059
Construction/land development	8,553	—	434	(761)	8,226
Total commercial real estate loans	16,120	—	434	647	17,201
Commercial and industrial loans
Owner occupied commercial real estate	2,199	—	—	340	2,539
Commercial business	2,596	(16)	432	(426)	2,586
	4,795	(16)	432	(86)	5,125
Total allowance for credit losses	$35,264	$(529)	$2,235	$500	$37,470

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,478	$116	$8,594	$1,344,362	$67,548	$1,411,910
Home equity and other	7,302	44	7,346	511,740	1,260	513,000
Total consumer loans	15,780	160	15,940	1,856,102	68,808	1,924,910
Commercial loans
Non-owner occupied commercial real estate	4,764	—	4,764	640,984	—	640,984
Multifamily	5,017	—	5,017	835,476	784	836,260
Construction/land development	9,205	—	9,205	777,428	666	778,094
Total commercial real estate loans	18,986	—	18,986	2,253,888	1,450	2,255,338
Commercial and industrial loans
Owner occupied commercial real estate	3,032	—	3,032	398,889	1,260	400,149
Commercial business	2,902	122	3,024	317,012	2,026	319,038
Total commercial and industrial loans	5,934	122	6,056	715,901	3,286	719,187
Total loans evaluated for impairment	40,700	282	40,982	4,825,891	73,544	4,899,435
Loans held for investment carried at fair value	—	—	—	—	—	4,187	(1)
Total loans held for investment	$40,700	$282	$40,982	$4,825,891	$73,544	$4,903,622

	At December 31, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,188	$224	$9,412	$1,300,939	$74,967	$1,375,906
Home equity and other	7,036	45	7,081	452,182	1,290	453,472
Total consumer loans	16,224	269	16,493	1,753,121	76,257	1,829,378
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	4,755	622,782	—	622,782
Multifamily	3,895	—	3,895	727,228	809	728,037
Construction/land development	8,677	—	8,677	687,177	454	687,631
Total commercial real estate loans	17,327	—	17,327	2,037,187	1,263	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	2,960	388,624	2,989	391,613
Commercial business	2,316	20	2,336	261,603	3,106	264,709
Total commercial and industrial loans	5,276	20	5,296	650,227	6,095	656,322
Total loans evaluated for impairment	38,827	289	39,116	4,440,535	83,615	4,524,150
Loans held for investment carried at fair value	—	—	—	5,246	231	5,477	(1)
Total loans held for investment	$38,827	$289	$39,116	$4,445,781	$83,846	$4,529,627

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$65,585	$66,378	$—
Home equity and other	759	784	—
Total consumer loans	66,344	67,162	—
Commercial real estate loans
Multifamily	784	822	—
Construction/land development	666	666	—
Total commercial real estate loans	1,450	1,488	—
Commercial and industrial loans
Owner occupied commercial real estate	1,260	1,569	—
Commercial business	1,589	2,262	—
Total commercial and industrial loans	2,849	3,831	—
	$70,643	$72,481	$—
With an allowance recorded:
Consumer loans
Single family	$1,963	$2,021	$116
Home equity and other	501	500	44
Total consumer loans	2,464	2,521	160
Commercial and industrial loans
Commercial business	437	857	122
Total commercial and industrial loans	437	857	122
	$2,901	$3,378	$282
Total:
Consumer loans
Single family(3)	$67,548	$68,399	$116
Home equity and other	1,260	1,284	44
Total consumer loans	68,808	69,683	160
Commercial real estate loans
Multifamily	784	822	—
Construction/land development	666	666	—
Total commercial and industrial loans	1,450	1,488	—
Commercial and industrial loans
Owner occupied commercial real estate	1,260	1,569	—
Commercial business	2,026	3,119	122
Total commercial and industrial loans	3,286	4,688	122
Total impaired loans	$73,544	$75,859	$282

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $65.5 million in single family performing trouble debt restructurings ("TDRs").

	At December 31, 2017
(in thousands)	Recorded investment (1)		Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$71,264	(4)	$72,424	$—
Home equity and other	782		807	—
Total consumer loans	72,046		73,231	—
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	2,398		3,094	—
Total commercial and industrial loans	5,387		6,382	—
	$78,696		$80,904	$—
With an allowance recorded:
Consumer loans
Single family	$3,934		$4,025	$224
Home equity and other	508		508	45
Total consumer loans	4,442		4,533	269
Commercial and industrial loans
Commercial business	708		755	20
Total commercial and industrial loans	708		755	20
	$5,150		$5,288	$289
Total:
Consumer loans
Single family(3)	$75,198		$76,449	$224
Home equity and other	1,290		1,315	45
Total consumer loans	76,488		77,764	269
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	3,106		3,849	20
Total commercial and industrial loans	6,095		7,137	20
Total impaired loans	$83,846		$86,192	$289

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $69.6 million in single family performing TDRs.

(4)	Includes $231 thousand of fair value option loans.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,188	$657	$83,653	$790
Home equity and other	1,263	19	1,568	24
Total consumer loans	69,451	676	85,221	814
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	1,161	—
Multifamily	792	6	832	6
Construction/land development	628	6	1,105	21
Total commercial real estate loans	1,420	12	3,098	27
Commercial and industrial loans
Owner occupied commercial real estate	2,057	19	3,280	37
Commercial business	2,405	29	2,380	36
Total commercial and industrial loans	4,462	48	5,660	73
	$75,333	$736	$93,979	$914

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$70,525	$1,310	$82,661	$1,540
Home equity and other	1,272	38	1,533	43
Total consumer loans	71,797	1,348	84,194	1,583
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	1,065	—
Multifamily	797	12	836	12
Construction/land development	570	11	1,367	47
Total commercial real estate loans	1,367	23	3,268	59
Commercial and industrial loans
Owner occupied commercial real estate	2,367	55	2,676	96
Commercial business	2,639	66	2,684	83
Total commercial and industrial loans	5,006	121	5,360	179
	$78,170	$1,492	$92,822	$1,821

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

Watch. A watch loan, risk rated 6-Watch, is still pass-rated, but represents the lowest level of acceptable risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower rating would be appropriate. The borrower should have a plausible plan, with reasonable certainty of success, to correct the problems in a short period of time. Borrowers rated watch are characterized by elements of uncertainty, such as:

•
The borrower may be experiencing declining operating trends, strained cash flows or less-than anticipated financial performance. Cash flow should still be adequate to cover debt service, and the negative trends should be identified as being of a short-term or temporary nature.

•	The borrower may have experienced a minor, unexpected covenant violation.

•	The borrower may be experiencing tight working capital or have a cash cushion deficiency.

•
A loan may also be a watch if financial information is late, there is a documentation deficiency, the borrower has experienced unexpected management turnover, or if it faces industry issues that, when combined with performance factors create uncertainty in its future ability to perform.

•	Delinquent payments, increasing and material overdraft activity, request for bulge and/or out-of-formula advances may be an indicator of inadequate working capital and may suggest a lower rating.

•
Failure of the intended repayment source to materialize as expected, or renewal of a loan (other than cash/marketable security secured or lines of credit) without reduction are possible indicators of a watch or worse risk rating.

Special Mention. A special mention loan, risk rated 7-Special Mention, has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or the institution's credit position at some future date. Loans in this category contain unfavorable characteristics and are generally undesirable. They are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a substandard classification. A special mention loan has potential weaknesses, which if not checked or corrected, weaken the loan or inadequately protect the Company’s position at some future date. Such weaknesses include:

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

•
Unlike a substandard credit, there should be a reasonable expectation that these temporary issues will be corrected within the normal course of business, rather than through liquidation of assets, and in a reasonable period of time.

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

Doubtful. Loans classified as doubtful, risk rated 9-Doubtful, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening the loan, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a doubtful rating will be temporary, while the Company is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining uncollateralized portion will be charged-off. The remaining balance, properly margined, may then be upgraded to substandard, however must remain on non-accrual.

Loss. Loans classified as loss, risk rated 10-Loss, are considered uncollectible and of such little value that the continuance as an active Company asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged-off now, even though partial or full recovery may be possible in the future.

Impaired. Loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This includes all loans classified as nonaccrual and troubled debt restructurings. Impaired loans are risk rated for internal and regulatory rating purposes, but presented separately for clarification.

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At June 30, 2018
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,395,212	(1)	$3,360	$11,041	$6,459	$1,416,072
Home equity and other	510,922		132	695	1,267	513,016
	1,906,134		3,492	11,736	7,726	1,929,088
Commercial real estate loans
Non-owner occupied commercial real estate	629,257		3,182	7,756	789	640,984
Multifamily	790,836		45,139	—	285	836,260
Construction/land development	757,359		8,951	6,966	4,818	778,094
	2,177,452		57,272	14,722	5,892	2,255,338
Commercial and industrial loans
Owner occupied commercial real estate	356,391		29,172	13,724	862	400,149
Commercial business	268,488		32,887	16,495	1,168	319,038
	624,879		62,059	30,219	2,030	719,187
	$4,708,465		$122,823	$56,677	$15,648	$4,903,613

(1)
Includes $4.2 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of June 30, 2018 and December 31, 2017, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2017 Annual Report on Form 10-K.

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
The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At June 30, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,857	$4,322	$47,426	$61,605	$1,354,467	(1)	$1,416,072	$40,967	(2)
Home equity and other	477	19	1,267	1,763	511,253		513,016	—
	10,334	4,341	48,693	63,368	1,865,720		1,929,088	40,967
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	640,984		640,984	—
Multifamily	—	—	285	285	835,975		836,260	—
Construction/land development	—	—	75	75	778,019		778,094	—
	—	—	360	360	2,254,978		2,255,338	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	394	394	399,755		400,149	—
Commercial business	—	—	1,150	1,150	317,888		319,038	—
	—	—	1,544	1,544	717,643		719,187	—
	$10,334	$4,341	$50,597	$65,272	$4,838,341		$4,903,613	$40,967

	At December 31, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$10,493	$4,437	$48,262	$63,192	$1,318,174	(1)	$1,381,366	$37,171	(2)
Home equity and other	750	20	1,404	2,174	451,315		453,489	—
	11,243	4,457	49,666	65,366	1,769,489		1,834,855	37,171
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	622,782		622,782	—
Multifamily	—	—	302	302	727,735		728,037	—
Construction/land development	641	—	78	719	686,912		687,631	—
	641	—	380	1,021	2,037,429		2,038,450	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	640	640	390,973		391,613	—
Commercial business	377	—	1,526	1,903	262,806		264,709	—
	377	—	2,166	2,543	653,779		656,322	—
	$12,261	$4,457	$52,212	$68,930	$4,460,697		$4,529,627	$37,171

(1)
Includes $4.2 million and $5.5 million of loans at June 30, 2018 and December 31, 2017, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At June 30, 2018
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,409,613	(1)	$6,459	$1,416,072
Home equity and other	511,749		1,267	513,016
	1,921,362		7,726	1,929,088
Commercial real estate loans
Non-owner occupied commercial real estate	640,984		—	640,984
Multifamily	835,975		285	836,260
Construction/land development	778,019		75	778,094
	2,254,978		360	2,255,338
Commercial and industrial loans
Owner occupied commercial real estate	399,755		394	400,149
Commercial business	317,888		1,150	319,038
	717,643		1,544	719,187
	$4,893,983		$9,630	$4,903,613

	At December 31, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,370,275	(1)	$11,091	$1,381,366
Home equity and other	452,085		1,404	453,489
	1,822,360		12,495	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	622,782		—	622,782
Multifamily	727,735		302	728,037
Construction/land development	687,553		78	687,631
	2,038,070		380	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	390,973		640	391,613
Commercial business	263,183		1,526	264,709
	654,156		2,166	656,322
	$4,514,586		$15,041	$4,529,627

(1)
Includes $4.2 million and $5.5 million of loans at June 30, 2018 and December 31, 2017, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended June 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	5	$777	$—
	Payment restructure	39	8,741	—
Total consumer
	Interest rate reduction	5	777	—
	Payment restructure	39	8,741	—
		44	9,518	—
Total loans
	Interest rate reduction	5	777	—
	Payment restructure	39	8,741	—
		44	$9,518	$—

	Three Months Ended June 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,097	$—
	Payment restructure	30	6,015	—
Home equity and other
	Payment restructure	1	277	—
Total consumer
	Interest rate reduction	13	2,097	—
	Payment restructure	31	6,292	—
		44	8,389	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	436	—
Total commercial real estate		1	436	—
Total loans
	Interest rate reduction	13	2,097	—
	Payment restructure	32	6,728	—
		45	$8,825	$—

	Six Months Ended June 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,462	$—
	Payment restructure	64	13,930	—
Total consumer
	Interest rate reduction	13	2,462	—
	Payment restructure	64	13,930	—
		77	16,392	—
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial and industrial
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	13	2,462	—
	Payment restructure	66	14,197	—
		79	$16,659	$—

	Six Months Ended June 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	39	$6,920	$—
	Payment restructure	42	8,892	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	39	6,920	—
	Payment restructure	44	9,243	—
		83	16,163	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	436	—
Total commercial real estate		1	436
Commercial and industrial loans
Commercial business
	Payment restructure	1	18	—
Total commercial and industrial
	Payment restructure	1	18	—
Total loans
	Interest rate reduction	39	6,920	—
	Payment restructure	46	9,697	—
		85	$16,617	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2018 and 2017, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2018		2017
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$1,395	7	$1,382
	6	$1,395	7	$1,382

	Six Months Ended June 30,
	2018		2017
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	12	$2,279	8	$1,652
	12	$2,279	8	$1,652

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2018	At December 31, 2017

Noninterest-bearing accounts	$1,021,790	$980,902
NOW accounts, 0.00% to 1.00% at June 30, 2018 and 0.00% to 1.98% at December 31, 2017	486,104	461,349
Statement savings accounts, due on demand, 0.05% to 1.13% at June 30, 2018 and December 31, 2017	283,969	293,858
Money market accounts, due on demand, 0.00% to 1.92% at June 30, 2018 and 0.00% to 1.80% at December 31, 2017	1,932,340	1,834,154
Certificates of deposit, 0.10% to 3.80% at June 30, 2018 and 0.05% to 3.80% at December 31, 2017	1,396,082	1,190,689
	$5,120,285	$4,760,952

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

NOW accounts	$430	$503	$870	$980
Statement savings accounts	217	253	446	505
Money market accounts	4,064	1,935	7,523	4,165
Certificates of deposit	4,851	3,176	8,511	5,840
	$9,562	$5,867	$17,350	$11,490

The weighted-average interest rates on certificates of deposit were 1.50% and 1.12% at June 30, 2018 and December 31, 2017, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2018

Within one year	$1,114,257
One to two years	207,361
Two to three years	45,187
Three to four years	10,340
Four to five years	18,660
Thereafter	277
$1,396,082

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2018 and December 31, 2017 were $86.3 million and $88.8 million, respectively. There were $607.8 million and $345.5 million of brokered deposits at June 30, 2018 and December 31, 2017, respectively.

NOTE 5–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or Mortgage Servicing Rights ("MSRs"), the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and interest rate swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidate

d statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments.

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at June 30, 2018 or December 31, 2017. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 2, Investment Securities, for further information on securities collateral pledged. At June 30, 2018 and December 31, 2017, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2017 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,609,872	$2,224	$(3,134)
Interest rate swaptions	30,000	79	—
Interest rate lock and purchase loan commitments	594,753	16,972	(106)
Interest rate swaps	1,311,000	9,609	(35,063)
Eurodollar futures	4,483,000	78	—
Total derivatives before netting	$8,028,625	28,962	(38,303)
Netting adjustment/Cash collateral (1)		(8,771)	33,928
Carrying value on consolidated statements of financial condition		$20,191	$(4,375)

(1)
Includes cash collateral of $25.2 million at June 30, 2018 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

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

The following tables present gross and net information about derivative instruments.

	At June 30, 2018
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,962	$(8,771)	$20,191	$—	$20,191
Derivative liabilities	(38,303)	33,928	(4,375)	3,766	(609)

	At December 31, 2017
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$26,432	$(6,646)	$19,786	$—	$19,786
Derivative liabilities	(25,225)	23,505	(1,720)	1,213	(507)

(1)
Includes cash collateral of $25.2 million and $16.9 million at June 30, 2018 and December 31, 2017, respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$2,957	$(10,109)	$17,082	$(11,608)
Loan servicing (loss) income (2)	(12,188)	8,874	(43,165)	9,253
	$(9,231)	$(1,235)	$(26,083)	$(2,355)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

NOTE 6–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2018	At December 31, 2017

Single family	$527,088	$577,313
Multifamily DUS® (1)	35,656	29,651
Small Business Administration ("SBA")	4,253	3,938
CRE-Non-DUS® (1)(2)	1,517	—
Total loans held for sale	$568,514	$610,902

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

Loans sold proceeds consisted of the following.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018		2017	2018		2017

Single family	$1,768,348	(1)	$1,808,500	$3,319,072	(1)	$3,548,237
Multifamily DUS® (2)	54,621		35,312	87,597		112,161
SBA	3,622		3,532	7,314		11,167
CRE-Non-DUS® (2)(3)	114,650		21,163	114,650		26,714
Total loans sold	$1,941,241		$1,868,507	$3,528,633		$3,698,279

(1)	Includes proceeds of $138.6 million in single family loans originated as held for investment.

(2)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

(3)	Loans originated as Held for Investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Single family:
Servicing value and secondary market gains(1)	$48,093	$57,353	$89,520	$107,891
Loan origination and funding fees	6,158	6,823	11,603	12,604
Total single family	54,251	64,176	101,123	120,495
Multifamily DUS®	1,613	1,273	2,759	4,633
SBA	385	316	686	918
CRE-Non-DUS® (2)	800	143	800	143
Total gain on loan origination and sale activities	$57,049	$65,908	$105,368	$126,189

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

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At June 30, 2018	At December 31, 2017

Single family
U.S. government and agency	$18,493,704	$22,123,710
Other	579,472	507,437
	19,073,176	22,631,147
Commercial
Multifamily DUS®	1,357,929	1,311,399
Other	82,083	79,797
	1,440,012	1,391,196
Total loans serviced for others	$20,513,188	$24,022,343

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$2,665	$2,863	$3,015	$3,382
Additions (reductions), net of adjustments(1)	(5)	328	605	(32)
Realized losses (2)	(156)	(201)	(1,116)	(360)
Balance, end of period	$2,504	$2,990	$2,504	$2,990

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.6 million and $5.3 million were recorded in other assets as of June 30, 2018 and December 31, 2017, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At June 30, 2018 and December 31, 2017, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $41.3 million and $39.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018		2017	2018		2017

Servicing income, net:
Servicing fees and other	$18,385		$15,977	$36,836		$32,156
Changes in fair value of single family MSRs due to modeled amortization (1)	(9,400)		(8,909)	(18,270)		(17,429)
Amortization of multifamily and SBA MSRs	(1,064)		(761)	(2,113)		(1,692)
	7,921		6,307	16,453		13,035
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	11,299	(3)	(6,417)	41,318	(3)	(4,285)
Net (loss) gain from derivatives economically hedging MSR	(12,188)		8,874	(43,165)		9,253
	(889)		2,457	(1,847)		4,968
Loan servicing income	$7,032		$8,764	$14,606		$18,003

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $573 thousand, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three and six months ended June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2018	2017	2018	2017

Constant prepayment rate ("CPR") (2)	15.69%	14.75%	14.72%	13.39%
Discount rate (3)	10.29%	10.30%	10.26%	10.29%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2018

Fair value of single family MSR	$245,744
Expected weighted-average life (in years)	6.58
Constant prepayment rate (1)	11.18%
Impact on fair value of 25 basis points adverse change in interest rates	$(13,929)
Impact on fair value of 50 basis points adverse change in interest rates	$(29,665)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(8,988)
Impact on fair value of 200 basis points increase	$(17,353)

(1)	Represents the expected lifetime average.

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

On June 29, 2018, the Company successfully closed the sale of the rights to service $4.90 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, representing 21.1% of HomeStreet’s total single family mortgage loans serviced for others portfolio as of March 31, 2018. The sale resulted in a $573 thousand pre-tax increase in mortgage servicing income during the quarter. The Company expects to finalize the servicing transfer for these loans by August 16, 2018, and is subservicing these loans until the transfer date. These loans are excluded from the Company's MSR portfolio at June 30, 2018.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018		2017	2018		2017

Beginning balance	$294,062		$235,997	$258,560		$226,113
Additions and amortization:
Originations	16,673		15,748	31,026		31,666
Purchases	—		211	—		565
Sale of single family MSRs	(66,890)		—	(66,890)		—
Changes due to modeled amortization(1)	(9,400)		(8,909)	(18,270)		(17,429)
Net additions and amortization	(59,617)		7,050	(54,134)		14,802
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	11,299	(3)	(6,426)	41,318	(3)	(4,294)
Ending balance	$245,744		$236,621	$245,744		$236,621

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $573 thousand, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three and six months ended June 30, 2018.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Beginning balance	$26,042	$21,424	$26,093	$19,747
Origination	1,409	937	2,343	3,545
Amortization	(991)	(761)	(1,976)	(1,692)
Ending balance	$26,460	$21,600	$26,460	$21,600

At June 30, 2018, the expected weighted-average life of the Company’s multifamily MSRs was 10.32 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2018

Remainder of 2018	$1,845
2019	3,626
2020	3,557
2021	3,357
2022	3,046
2023 and thereafter	11,029
Carrying value of multifamily MSR	$26,460

NOTE 7–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

Commitments

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments may be for specific periods or contain termination clauses and may require the payment of a fee by the borrower. The total amount of unused commitments does not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2018 and December 31, 2017 was $56.1 million and $56.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $745.5 million and $706.7 million at June 30, 2018 and December 31, 2017, respectively. Unused home equity and commercial banking funding lines totaled $524.6 million and $456.1 million at June 30, 2018 and December 31, 2017, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.5 million and $1.3 million at June 30, 2018 and December 31, 2017, respectively.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2018 and December 31, 2017, the total unpaid principal balance of loans sold under this program was $1.36 billion and $1.31 billion, respectively. The Company’s reserve liability related to this arrangement totaled $2.1 million and $2.0 million at June 30, 2018 and December 31, 2017, respectively. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2018 and 2017.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $19.16 billion and $22.71 billion as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.5 million and $3.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2018, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of June 30, 2018.

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
Multifamily loans (DUS®) and other
The sale price is set at the time the loan commitment is made, and as such, subsequent changes in market conditions have a very limited effect, if any, on the value of these loans carried on the consolidated statements of financial condition, which are typically sold within 30 days of origination.
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
Level 3 recurring fair value measurement.
Multifamily and SBA MSRs	Fair value is based on discounted estimated future servicing fees and other revenue, less estimated costs to service the loans.	Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 3.
Derivatives
Eurodollar futures	Fair value is based on closing exchange prices.	Level 1 recurring fair value measurement.
Interest rate swaps Interest rate swaptions Forward sale commitments
Fair value is based on quoted prices for identical or similar instruments, when available.

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Interest rate lock and purchase loan commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits
Time deposits	Fair value is estimated as the amount payable on demand at the reporting date.	Carried at historical cost. Fair value classified as Level 2.
Fixed-maturity certificates of deposit	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal funds purchased and securities sold under agreements to repurchase	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Estimated fair value classified as Level 1.
Other borrowings (Line of Credit)	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Estimated fair value classified as Level 1.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at June 30, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$115,848	$—	$115,848	$—
Commercial	30,354	—	30,354	—
Municipal bonds	361,799	—	361,799	—
Collateralized mortgage obligations:
Residential	168,519	—	168,519	—
Commercial	111,623	—	111,623	—
Corporate debt securities	21,478	—	21,478	—
U.S. Treasury securities	10,438	—	10,438	—
Agency debentures	9,362	—	9,362	—
Single family mortgage servicing rights	245,744	—	—	245,744
Single family loans held for sale	527,088	—	525,265	1,823
Single family loans held for investment	4,187	—	—	4,187
Derivatives
Eurodollar futures	78	78	—	—
Forward sale commitments	2,224	—	2,224	—
Interest rate swaptions	79	—	79	—
Interest rate lock and purchase loan commitments	16,972	—	—	16,972
Interest rate swaps	9,609	—	9,609	—
Total assets	$1,635,402	$78	$1,366,598	$268,726
Liabilities:
Derivatives
Forward sale commitments	$3,134	$—	$3,134	$—
Interest rate lock and purchase loan commitments	106	—	—	106
Interest rate swaps	35,063	—	35,063	—
Total liabilities	$38,303	$—	$38,197	$106

(in thousands)	Fair Value at December 31, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$130,090	$—	$130,090	$—
Commercial	23,694	—	23,694	—
Municipal bonds	388,452	—	388,452	—
Collateralized mortgage obligations:
Residential	160,424	—	160,424	—
Commercial	98,569	—	98,569	—
Corporate debt securities	24,737	—	24,737	—
U.S. Treasury securities	10,652	—	10,652	—
Agency debentures	9,650		9,650	—
Single family mortgage servicing rights	258,560	—	—	258,560
Single family loans held for sale	577,313	—	575,977	1,336
Single family loans held for investment	5,477	—	—	5,477
Derivatives
Forward sale commitments	1,311	—	1,311	—
Interest rate lock and purchase loan commitments	12,950	—	—	12,950
Interest rate swaps	12,172	—	12,172	—
Total assets	$1,714,051	$—	$1,435,728	$278,323
Liabilities:
Derivatives
Eurodollar futures	$101	$101	$—	$—
Forward sale commitments	1,445	—	1,445	—
Interest rate lock and purchase loan commitments	25	—	—	25
Interest rate swaps	23,654	—	23,654	—
Total liabilities	$25,225	$101	$25,099	$25

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2018 and 2017.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2018 and 2017, see Note 6, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.2 million at June 30, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At June 30, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,187	Income approach	Implied spread to benchmark interest rate curve	3.43%	5.21%	3.98%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,477	Income approach	Implied spread to benchmark interest rate curve	3.61%	4.96%	4.10%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At June 30, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,823	Income approach	Implied spread to benchmark interest rate curve	—%	5.33%	4.73%
			Market price movement from comparable bond	(0.37)%	(0.24)%	(0.30)%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,336	Income approach	Implied spread to benchmark interest rate curve	3.93%	3.93%	3.93%
			Market price movement from comparable bond	(0.38)%	(0.10)%	(0.24)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Beginning balance, net	$16,676	$27,136	$12,925	$19,219
Total realized/unrealized gains	28,566	34,127	51,080	69,586
Settlements	(28,376)	(38,980)	(47,139)	(66,522)
Ending balance, net	$16,866	$22,283	$16,866	$22,283

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Three Months Ended June 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$3,326	$556	$—	$(1,997)	$(62)	$1,823
Loans held for investment	5,304	—	—	(1,114)	(3)	4,187

	Three Months Ended June 30, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$40,331	$197	$13,755	$(25,884)	$860	$29,259
Loans held for investment	19,042	—	(13,575)	(479)	146	5,134

	Six Months Ended June 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	1,336	2,601	—	(1,997)	(117)	1,823
Loans held for investment	5,477	—	—	(1,114)	(176)	4,187

	Six Months Ended June 30, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	41,810	2,996	13,066	(29,110)	497	29,259
Loans held for investment	17,988	—	(12,369)	(479)	(6)	5,134

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At June 30, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$16,866	Income approach	Fall-out factor	0.40%	61.01%	17.01%
			Value of servicing	0.68%	1.64%	1.05%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$12,925	Income approach	Fall-out factor	0.00%	58.38%	12.05%
			Value of servicing	0.69%	1.73%	1.09%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the six months ended June 30, 2018, the Company recorded an adjustment of 8.0% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate and recorded no adjustments during the three months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company recorded an adjustment of 7.10% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three and six months ended June 30, 2018, the Company applied a range of stated value adjustments of 25.0% to 100.0%, with a weighted average of 60.0%. During the three months ended June 30, 2017, the Company applied a range of stated value adjustments of 0.0% to 42.6%, with a weighted average of 42.3%. During the six months ended June 30, 2017, the Company applied a range of stated value adjustments of 0.0% to 100.0%, with a weighted average of 41.3%. During the three and six months ended June 30, 2018 and 2017, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and six months ended June 30, 2018 and 2017 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended June 30, 2018
(in thousands)	Fair Value of Assets Held at June 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$1,341	$—	$—	$1,341	$(7)

	At or for the Three Months Ended June 30, 2017
(in thousands)	Fair Value of Assets Held at June 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,003	$—	$—	$2,003	$162

	At or for the Six Months Ended June 30, 2018
(in thousands)	Fair Value of Assets Held at June 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$1,341	$—	$—	$1,341	$(144)

	At or for the Six Months Ended June 30, 2017
(in thousands)	Fair Value of Assets Held at June 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,003	$—	$—	$2,003	$140

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$176,218	$176,218	$176,218	$—	$—
Investment securities held to maturity	78,035	76,783	—	76,783	—
Loans held for investment	4,879,123	4,855,496	—	—	4,855,496
Loans held for sale – transferred from held for investment	1,517	1,517	—	—	1,517
Loans held for sale – multifamily and other	39,909	39,909	—	39,909	—
Mortgage servicing rights – multifamily	26,461	29,006	—	—	29,006
Federal Home Loan Bank stock	48,157	48,157	—	48,157	—
Liabilities:
Time deposits	$1,396,082	$1,388,422	$—	$1,388,422	$—
Federal Home Loan Bank advances	1,008,613	1,010,460	—	1,010,460	—
Other borrowings	30,007	30,007	30,007	—	—
Long-term debt	125,368	107,418	—	107,418	—

	At December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,718	$72,718	$72,718	$—	$—
Investment securities held to maturity	58,036	58,128	—	58,128	—
Loans held for investment	4,500,989	4,497,884	—	—	4,497,884
Loans held for sale – multifamily and other	33,589	33,589	—	33,589	—
Mortgage servicing rights – multifamily	26,093	28,362	—	—	28,362
Federal Home Loan Bank stock	46,639	46,639	—	46,639	—
Liabilities:
Time deposits (1)	$1,190,689	$1,186,126	$—	$1,186,126	$—
Federal Home Loan Bank advances	979,201	981,441	—	981,441	—
Long-term debt	125,274	108,530	—	108,530	—

(1) Prior year presentation has changed due to the January 1, 2018 adoption of ASU 2016-01.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017

Net income	$7,099	$11,209	$12,965	$20,192
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,976,892	26,866,230	26,952,178	26,843,813
Dilutive effect of outstanding common stock equivalents (1)	179,437	218,378	205,486	227,215
Diluted weighted-average number of common stock outstanding	27,156,329	27,084,608	27,157,664	27,071,028
Earnings per share:
Basic earnings per share	$0.26	$0.42	$0.48	$0.75
Diluted earnings per share	$0.26	$0.41	$0.48	$0.75

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2018 and 2017 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 9,259 at June 30, 2018 and 6,417 at June 30, 2017.

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

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products, and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank, we originate permanent commercial real estate loans primarily up to $15 million in size, a portion of which we intend to pool and sell into the secondary market. As a part of the Commercial Lending division, we also have a team that specializes in SBA lending. This segment also reflects the results for the management of the Company's portfolio of investment securities.

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

Financial highlights by operating segment were as follows.

	At or for the Three Months Ended June 30, 2018
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,258	$47,745	$51,003
Provision for credit losses	—	1,000	1,000
Noninterest income	60,984	8,405	69,389
Noninterest expense	71,279	39,286	110,565
(Loss) income before income taxes	(7,037)	15,864	8,827
Income tax (benefit) expense	(2,236)	3,964	1,728
Net (loss) income	$(4,801)	$11,900	$7,099
Total assets	$805,777	$6,358,100	$7,163,877

	At or for the Three Months Ended June 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$4,420	$42,448	$46,868
Provision for credit losses	—	500	500
Noninterest income	72,732	8,276	81,008
Noninterest expense	74,613	36,631	111,244
Income before income taxes	2,539	13,593	16,132
Income tax expense	776	4,147	4,923
Net income	$1,763	$9,446	$11,209
Total assets	$992,668	$5,593,889	$6,586,557

	At or for the Six Months Ended June 30, 2018
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$6,270	$93,193	$99,463
Provision for credit losses	—	1,750	1,750
Noninterest income	114,719	15,501	130,220
Noninterest expense	133,776	77,558	211,334
(Loss) income before income taxes	(12,787)	29,386	16,599
Income tax (benefit) expense	(3,646)	7,280	3,634
Net (loss) income	$(9,141)	$22,106	$12,965
Total assets	$805,777	$6,358,100	$7,163,877

	At or for the Six Months Ended June 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$9,167	$83,352	$92,519
Provision for credit losses	—	500	500
Noninterest income	137,768	17,701	155,469
Noninterest expense	145,017	73,101	218,118
Income before income taxes	1,918	27,452	29,370
Income tax expense	464	8,714	9,178
Net income	$1,454	$18,738	$20,192
Total assets	$992,668	$5,593,889	$6,586,557

(1)
Net interest income is the aggregation of interest earned on assets, interest expense charged by treasury to fund the assets, interest paid on liabilities, and interest income provided by treasury for investing the liabilities.

NOTE 11–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Beginning balance	$(17,298)	$(8,486)	$(7,122)	$(10,412)
Other comprehensive (loss) income before reclassifications	(2,412)	3,431	(12,412)	5,361
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	(358)	(188)	(362)
Net current-period other comprehensive (loss) income	(2,424)	3,073	(12,600)	4,999
Ending balance	$(19,722)	$(5,413)	$(19,722)	$(5,413)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Gain on sale of investment securities available for sale	$16	$551	$238	$557
Income tax expense	4	193	50	195
Total, net of tax	$12	$358	$188	$362

NOTE 12–REVENUE:

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers ("Topic 606"). We elected to implement Topic 606 using the modified retrospective application, with the cumulative effect recorded as an adjustment to retained earnings at January 31, 2018. Due to immateriality, we had no cumulative effect to record. Since net interest income on financial assets and liabilities is excluded from this guidance, a significant majority of our revenues are not subject to the new guidance.

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-termed in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the six months ended June 30, 2018, in scope revenue streams were approximately 2.7% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

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

NOTE 13–RESTRUCTURING:

In 2017, we completed restructuring plans in the Company's Mortgage Banking segment to reduce operating costs and improve efficiency.
In June 2018, the Company implemented another restructuring plan in the Mortgage Banking segment to further reduce operating costs and improve profitability. In the second quarter of 2018, we recorded a total restructuring charge of $6.9 million. We estimate we will record an additional $1.7 million in restructuring charges related to this event in the third quarter of 2018.
Restructuring charges consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for the applicable period.
The following tables summarize the restructuring charges, the restructuring costs paid or settled during the first three and six months of 2018 and the Company's net remaining liability balance at June 30, 2018 and 2017.

	2018			2017
At and for the three months ended June 30	Facilities-related costs	Personnel-related costs	Total	Facilities-related costs	Personnel-related costs	Total
(in thousands)
Beginning balance	$720	$—	$720	$—	$—	$—
Restructuring costs	6,454	439	6,893	—	104	104
Costs paid or otherwise settled	(2,965)	—	(2,965)	—	(33)	(33)
Ending balance	$4,209	$439	$4,648	$—	$71	$71

	2018			2017
At and for the six months ended June 30	Facilities-related costs	Personnel-related costs	Total	Facilities-related costs	Personnel-related costs	Total
(in thousands)
Beginning balance	$1,386	$—	$1,386	$—	$—	$—
Restructuring costs	6,163	439	6,602	—	104	104
Costs paid or otherwise settled	(3,340)	—	(3,340)	—	(33)	(33)
Ending balance	$4,209	$439	$4,648	$—	$71	$71

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017

Income statement data (for the period ended):
Net interest income	$51,003	$48,460	$51,079	$50,840	$46,868	$99,463	$92,519
Provision for credit losses	1,000	750	—	250	500	1,750	500
Noninterest income	69,389	60,831	72,801	83,884	81,008	130,220	155,469
Noninterest expense	110,565	100,769	106,838	114,697	111,244	211,334	218,118
Income before income taxes	8,827	7,772	17,042	19,777	16,132	16,599	29,370
Income tax expense (benefit)	1,728	1,906	(17,873)	5,938	4,923	3,634	9,178
Net income	$7,099	$5,866	$34,915	$13,839	$11,209	$12,965	$20,192
Basic income per share	$0.26	$0.22	$1.30	$0.51	$0.42	$0.48	$0.75
Diluted income per share	$0.26	$0.22	$1.29	$0.51	$0.41	$0.48	$0.75
Common shares outstanding	26,978,229	26,972,074	26,888,288	26,884,402	26,874,871	26,978,229	26,874,871
Weighted average number of shares outstanding:
Basic	26,976,892	26,927,464	26,887,611	26,883,392	26,866,230	26,952,178	26,843,813
Diluted	27,156,329	27,159,000	27,136,977	27,089,040	27,084,608	27,157,664	27,071,028
Shareholders' equity per share	$26.19	$25.99	$26.20	$24.98	$24.40	$26.19	$24.40
Financial position (at period end):
Cash and cash equivalents	$176,218	$66,289	$72,718	$55,050	$54,447	$176,218	$54,447
Investment securities	907,457	915,483	904,304	919,459	936,522	907,457	936,522
Loans held for sale	568,514	500,533	610,902	851,126	784,556	568,514	784,556
Loans held for investment, net	4,883,310	4,758,261	4,506,466	4,313,225	4,156,424	4,883,310	4,156,424
Loan servicing rights	272,205	320,105	284,653	268,072	258,222	272,205	258,222
Other real estate owned	752	297	664	3,704	4,597	752	4,597
Total assets	7,163,877	6,924,056	6,742,041	6,796,346	6,586,557	7,163,877	6,586,557
Deposits	5,120,285	5,048,996	4,760,952	4,670,486	4,747,771	5,120,285	4,747,771
Federal Home Loan Bank advances	1,008,613	851,657	979,201	1,135,245	867,290	1,008,613	867,290
Federal funds purchased and securities sold under agreements to repurchase	—	25,000	—	—	—	—	—
Shareholders' equity	$706,459	$700,963	$704,380	$671,469	$655,841	$706,459	$655,841
Financial position (averages):
Investment securities	$911,678	$915,562	$929,995	$925,545	$1,089,552	$913,609	$1,121,224
Loans held for investment	4,836,644	4,641,980	4,429,777	4,242,795	4,119,825	4,739,850	4,017,748
Total interest-earning assets	6,369,673	6,093,430	6,269,600	6,098,054	5,837,917	6,232,315	5,810,143
Total interest-bearing deposits	4,046,297	3,834,191	3,581,911	3,622,606	3,652,036	3,940,829	3,574,543
Federal Home Loan Bank advances	943,539	858,451	1,264,893	1,034,634	872,019	901,230	923,679
Federal funds purchased and securities sold under agreements to repurchase	5,253	7,333	8,828	272	4,804	6,287	2,901
Total interest-bearing liabilities	5,121,085	4,825,265	4,980,926	4,783,142	4,654,064	4,973,992	4,626,306
Shareholders’ equity	$751,593	$717,742	$701,849	$683,186	$668,377	$734,761	$658,961

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017

Financial performance:
Return on average shareholders' equity (1)	3.78%	3.27%	19.90%	8.10%	6.71%	3.53%	6.13%
Return on average assets	0.40%	0.35%	2.03%	0.83%	0.70%	0.37%	0.63%
Net interest margin (2)	3.25%	3.25%	3.33%	3.40%	3.29%	3.25%	3.26%
Efficiency ratio (3)	91.84%	92.20%	86.24%	85.13%	86.99%	92.01%	87.96%
Asset quality:
Allowance for credit losses	$40,982	$40,446	$39,116	$38,195	$37,470	$40,982	$37,470
Allowance for loan losses/total loans (4)	0.80%	0.81%	0.83%	0.85%	0.86%	0.80%	0.86%
Allowance for loan losses/nonaccrual loans	409.97%	359.32%	251.63%	245.02%	233.50%	409.97%	233.50%
Total nonaccrual loans (5)(6)	$9,630	$10,879	$15,041	$15,123	$15,476	$9,630	$15,476
Nonaccrual loans/total loans	0.20%	0.23%	0.33%	0.35%	0.37%	0.20%	0.37%
Other real estate owned	$751	$297	$664	$3,704	$4,597	$751	$4,597
Total nonperforming assets (6)	$10,381	$11,176	$15,705	$18,827	$20,073	$10,381	$20,073
Nonperforming assets/total assets	0.14%	0.16%	0.23%	0.28%	0.30%	0.14%	0.30%
Net (recoveries) charge-offs	$464	$(580)	$(921)	$(475)	$(928)	$(116)	$(1,706)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.72%	9.58%	9.67%	9.86%	10.13%	9.72%	10.13%
Common equity tier 1 risk-based capital (to risk-weighted assets)	12.69%	12.30%	13.22%	12.88%	13.23%	12.69%	13.23%
Tier 1 risk-based capital (to risk-weighted assets)	12.69%	12.30%	13.22%	12.88%	13.23%	12.69%	13.23%
Total risk-based capital (to risk-weighted assets)	13.52%	13.09%	14.02%	13.65%	14.01%	13.52%	14.01%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.18%	9.08%	9.12%	9.33%	9.55%	9.18%	9.55%
Tier 1 common equity risk-based capital (to risk-weighted assets)	10.48%	9.26%	9.86%	9.77%	10.01%	10.48%	10.01%
Tier 1 risk-based capital (to risk-weighted assets)	11.56%	10.28%	10.92%	10.81%	11.10%	11.56%	11.10%
Total risk-based capital (to risk-weighted assets)	12.38%	10.97%	11.61%	11.48%	11.79%	12.38%	11.79%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.85%, 0.87%, 0.90%, 0.93% and 0.95% at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.4 million, $1.7 million, $1.9 million, $1.4 million and $732 thousand of nonperforming loans guaranteed by the SBA at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

	At or for the Three Months Ended
(in thousands)	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017

SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$19,073,176	$23,219,576	$22,631,147	$21,892,253	$21,104,608
Multifamily DUS® (1)	1,357,929	1,323,937	1,311,399	1,213,459	1,135,722
Other	82,083	81,436	79,797	78,674	75,336
Total loans serviced for others	$20,513,188	$24,624,949	$24,022,343	$23,184,386	$22,315,666
(1) Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

About Us

HomeStreet is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily on the West Coast of the United States, including Hawaii. We are principally engaged in commercial and consumer banking and real estate lending, including commercial real estate and single family mortgage banking operations.
HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation ("HSC"). We also sell insurance products and services for consumer clients under the name HomeStreet Insurance.
HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, other banking services, non-deposit investment products, private banking and cash management services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC (dba Penrith Home Loans), an affiliated business arrangement with various owners of Windermere Real Estate Company franchises, which operates a home loan business from select Windermere Real Estate Offices and other locations.
HSC, a Washington corporation, originates, sells and services multifamily mortgage loans under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")(1) in conjunction with HomeStreet Bank.
We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the interest income we earn on loans and investment securities, less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.
At June 30, 2018, we had total assets of $7.16 billion, net loans held for investment of $4.88 billion, deposits of $5.12 billion and shareholders’ equity of $706.5 million.
During the second quarter of 2018, we continued our focus on measured growth in our Commercial and Consumer Banking segment and increased efficiency in our overall operations. In our Commercial and Consumer Banking segment, we continued our strategy of diversifying HomeStreet's aggregate earnings by expanding the business, improving the quality of our deposits, and bolstering our processing, compliance and risk management capabilities. As of June 30, 2018, we had 30 retail branches in the Puget Sound area, 16 retail branches in Southern California and four retail branches in both Hawaii and Oregon. We believe our continued branch expansions promotes convenience for our customers, and along with the growth of commercial and consumer account deposits at our existing branches, help build our market share. Meanwhile, in our Mortgage Banking segment, we have been facing a continued reduction in single family loan origination volume due to the current interest rate environment and a lack of housing inventory in our primary markets.
We have been able to maintain a significant market share in mortgage banking in our Pacific Northwest markets, and expect mortgage banking to remain an important part of our overall strategy. However, the contraction in the total number of mortgage loans being originated in our markets has led us to focus on building an even more efficient operation, while retaining the ability to meet the origination and servicing needs of our mortgage lending customers. In June 2018, we announced the closure and consolidation of 20 single family home lending centers, primarily in California and Arizona, with associated headcount reductions of 110 full-time equivalents, or approximately 8% of the segment's total headcount at March 31, 2018. We anticipate annualized pre-tax savings from this streamlining to be $11.4 million. Total estimated pre-tax restructuring costs of $9.7 million, of which $6.9 million was incurred in the second quarter of 2018, with an additional $1.7 million estimated to be incurred in the third quarter of 2018.
Although our business historically focused heavily on single family mortgage banking, we have invested significantly in the growth of our commercial and consumer banking business since our initial public offering in 2012, in part to offset the volatility of earnings typically experienced in residential mortgage banking operations. This has been important in reducing the impact of the downturn in single family mortgage originations in our principal markets in the past year. The downturn has been primarily driven by the scarcity of homes available for sale in our primary markets, creating challenges for customers looking for suitable housing at an affordable price, which, in turn has reduced the volume of purchase mortgages transacted in those markets. In addition, increases in mortgage interest rates have reduced the market for originating refinance mortgage loans. The lower volume of loans overall originated in the market has also created significant price competition as the number of our competitors has not been meaningfully reduced, which in turn creates negative pressure on our mortgage banking profit margins.
The increased importance of our Commercial and Consumer Banking segment, along with the restructuring of our Mortgage Banking segment to reduce its cost structure to better align with market conditions, has helped to ease the volatility of our earnings.

1 DUS® is a registered trademark of Fannie Mae	65

While HomeStreet has grown at a significant rate in the five years since our initial public offering, management anticipates that our growth rate as a percentage of our assets and income going forward will be lower than prior periods, due in part to the increased scale of our business and the competitive state of our markets.
As part of our ongoing balance sheet and capital management, HomeStreet executed a definitive agreement to sell a portion of our single family mortgage servicing rights. The transaction provides for the sale of the rights to service approximately $4.90 billion in total unpaid principal balance of single family mortgage loans serviced for both Fannie Mae and Freddie Mac, which represents approximately 21% of HomeStreet’s total single family mortgage loans serviced for others as of March 31, 2018. We also modified our loss sharing agreement with Fannie Mae related to our DUS® servicing that significantly lowered our consolidated risk-weighted assets. In addition to increasing regulatory capital ratios, these actions will provide additional regulatory capital to support the continued growth of our Commercial and Consumer Banking business and accelerate the diversification of the Company's net income.

Management’s Overview of Second Quarter of 2018 Financial Performance

Results of Operations

Results for the second quarter of 2018 reflect the benefit of our investments in growth and diversification. We have continued to execute on our strategy of becoming a leading West Coast regional commercial bank through steady organic growth in our Commercial and Consumer Banking segment which resulted in an increase of loans held for investment of 2.6% in the quarter. At the same time, however, our mortgage business has continued to be impacted by both the low supply of houses in our primary markets and by higher interest rates.

For the three and six months ended June 30, 2018, net income was $7.1 million and $13.0 million, respectively, a decrease of $4.1 million or 36.7% and $7.2 million or 35.8% from $11.2 million and $20.2 million, respectively, for the three and six months ended June 30, 2017. The decreases were primarily due to a decrease in mortgage production in our Mortgage Banking segment driven by a lack of housing inventory and increased competition in our core markets and $6.9 million in restructuring expenses related to the streamlining of this segment in the second quarter of 2018.

As of June 30, 2018, we had 35 primary stand-alone home loan centers, six primary commercial loan centers and 62 retail deposit branches. We also have one stand-alone insurance office.

Consolidated Financial Performance

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,		Percent Change
(in thousands, except per share data and ratios)	2018	2017		2018	2017

Selected statement of operations data
Total net revenue (1)	$120,392	$127,876	(6)%	$229,683	$247,988	(7)%
Total noninterest expense	110,565	111,244	(1)%	211,334	218,118	(3)%
Provision for credit losses	1,000	500	100%	1,750	500	250%
Income tax expense	1,728	4,923	(65)%	3,634	9,178	(60)%
Net income	$7,099	$11,209	(37)%	$12,965	$20,192	(36)%

Financial performance
Diluted income per share	$0.26	$0.41		$0.48	$0.75
Return on average common shareholders’ equity	3.78%	6.71%		3.53%	6.13%
Return on average assets	0.40%	0.70%		0.37%	0.63%
Net interest margin	3.25%	3.29%		3.25%	3.26%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three and six months ended June 30, 2018 was $11.9 million and $22.1 million, respectively, compared to $9.4 million and $18.7 million, respectively, for the three and six months ended June 30, 2017. The increases were primarily due to an increase in net interest income from higher average balances and yields on interest-earning assets and a reduction in our effective tax rate, partially offset by higher cost of funds.

Commercial and Consumer Banking segment net interest income for the three and six months ended June 30, 2018 was $47.7 million and $93.2 million, compared to $42.4 million and $83.4 million for the three and six months ended June 30, 2017. The increases reflect higher average balances and yields on interest earning assets.

Our provision for credit losses were $1.0 million and $1.8 million in the three and six months ended June 30, 2018, respectively. The provision for credit losses were $500 thousand in both the three and six months ended June 30, 2017. Net recoveries were $116 thousand in the first six months of 2018 compared to net recoveries of $1.7 million in the first six months of 2017. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.80% and 0.86% of loans held for investment at June 30, 2018 and June 30, 2017, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.85% of loans held for investment at June 30, 2018 compared to 0.95% at June 30, 2017. Nonperforming assets were $10.4 million, or 0.14% of total assets at June 30, 2018, compared to $20.1 million, or 0.30% of total assets at June 30, 2017.

Commercial and Consumer Banking segment noninterest expense was $39.3 million for the second quarter of 2018, an increase of $2.7 million, or 7.2%, from $36.6 million for the second quarter of 2017. For the six months ended June 30, 2018 segment noninterest expense was $77.6 million, an increase of 6.1% from $73.1 million for the six months ended June 30, 2017. The increases were primarily due to higher costs from the continued growth of our commercial real estate and commercial business lending units, our expanding branch banking network, and increased information system costs and FDIC assessments. For the six months ended June 30, 2018, we added four de novo retail deposit branches. From June 30, 2017, we decreased the segment's headcount by 3.5%, generally related to efficiencies derived in corporate support functions.

Mortgage Banking Segment Results

Mortgage Banking segment net loss for the three and six months ended June 30, 2018 was $4.8 million and $9.1 million, respectively, compared to net income of $1.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2017. The decreases in earnings were primarily due to $6.9 million in restructuring charges in the second quarter of 2018, lower mortgage production and lower mortgage loan servicing income, partially offset by lower salary and related costs associated with headcount reductions from our 2017 and 2018 restructuring events, as well as decreased commissions and related costs on lower closed loan volume.

Mortgage Banking noninterest income for the three and six months ended June 30, 2018 was $61.0 million and $114.7 million, respectively, compared to $72.7 million and $137.8 million, respectively, for the three and six months ended June 30, 2017, primarily due to a 13.9% and 9.0% decrease in single family mortgage interest rate lock commitments, respectively. Decreased interest rate lock commitments were the result of both higher mortgage interest rates, which reduced the volume of refinance activity in the period and to a lesser extent the limited supply of housing in our markets, which reduced the volume of purchase mortgage activity in the period. We decreased our mortgage production personnel by 14.6% at June 30, 2018 compared to June 30, 2017, primarily due to our 2017 and 2018 restructurings in our Mortgage Banking segment.

Mortgage Banking noninterest expense for the three and six months ended June 30, 2018 was $71.3 million and $133.8 million, respectively, compared to $74.6 million and $145.0 million, respectively, for the three and six months ended June 30, 2017, primarily due to decreased commissions, salary, and related costs on lower closed loan volume, as well as lower salary and related costs associated with headcount reductions from our 2017 and 2018 restructuring activities. These decreases were partially offset by $6.9 million in restructuring charges in the second quarter of 2018.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At June 30, 2018
	HomeStreet, Inc.	HomeStreet Bank
(in thousands)	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.18%	9.72%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	10.48%	12.69%
Tier 1 risk-based capital (to risk-weighted assets)	11.56%	12.69%
Total risk-based capital (to risk-weighted assets)	12.38%	13.52%

	At December 31, 2017
	HomeStreet, Inc.	HomeStreet Bank
(in thousands)	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.12%	9.67%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	9.86%	13.22%
Tier 1 risk-based capital (to risk-weighted assets)	10.92%	13.22%
Total risk-based capital (to risk-weighted assets)	11.61%	14.02%

The Company and the Bank remain above current “well-capitalized” regulatory minimums.
In the second quarter of 2018, we modified our loss sharing agreement between our subsidiary HomeStreet Capital Corporation and Fannie Mae related to our DUS portfolio to move from a standard loss share method to a pari passu loss share method. Under the new agreement, the calculated off-balance sheet risk weighted assets are reduced by two-thirds of the amount under the previous agreement, which in turn improved the common equity tier 1 risk based capital ratio, the tier 1 risk based capital ratio, and the total risk based capital ratio for HomeStreet on a consolidated basis.

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

	Three Months Ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$87,898	$252	1.15%	$87,249	$125	0.57%
Investment securities	911,678	6,029	2.64%	1,089,552	6,466	2.38%
Loans held for sale	533,453	6,081	4.56%	541,291	5,586	4.13%
Loans held for investment	4,836,644	55,537	4.59%	4,119,825	45,701	4.43%
Total interest-earning assets	6,369,673	67,899	4.26%	5,837,917	57,878	3.96%
Noninterest-earning assets (2)	711,206			587,211
Total assets	$7,080,879			$6,425,128
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$445,128	$430	0.39%	$494,997	$502	0.41%
Savings accounts	292,156	217	0.30%	309,844	256	0.33%
Money market accounts	1,926,662	4,064	0.85%	1,551,328	1,917	0.50%
Certificate accounts	1,382,351	4,999	1.45%	1,295,867	3,303	1.03%
Total interest-bearing deposits	4,046,297	9,710	0.96%	3,652,036	5,978	0.66%
Federal Home Loan Bank advances	943,539	4,782	2.03%	872,019	2,368	1.09%
Federal funds purchased and securities sold under agreements to repurchase	5,253	24	1.84%	4,804	14	1.20%
Other borrowings	659	7	4.40%	—	—	—%
Long-term debt	125,337	1,662	5.32%	125,205	1,514	4.86%
Total interest-bearing liabilities	5,121,085	16,185	1.27%	4,654,064	9,874	0.85%
Noninterest-bearing liabilities	1,208,201			1,102,687
Total liabilities	6,329,286			5,756,751
Shareholders’ equity	751,593			668,377
Total liabilities and shareholders’ equity	$7,080,879			$6,425,128
Net interest income (3)		$51,714			$48,004
Net interest spread			2.99%			3.11%
Impact of noninterest-bearing sources			0.26%			0.18%
Net interest margin			3.25%			3.29%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $711 thousand and $1.1 million for the quarter ended June 30, 2018 and 2017, respectively. The estimated federal statutory tax rate was 21% and 35%, respectively, for the periods presented.

	Six Months Ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$83,487	$432	1.04%	$89,224	$261	0.59%
Investment securities	913,609	12,115	2.65%	1,121,224	13,065	2.33%
Loans held for sale	495,369	10,734	4.33%	581,947	11,673	4.02%
Loans held for investment	4,739,850	106,995	4.53%	4,017,748	89,187	4.44%
Total interest-earning assets	6,232,315	130,276	4.19%	5,810,143	114,186	3.93%
Noninterest-earning assets (2)	684,164			574,654
Total assets	$6,916,479			$6,384,797
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$443,256	$870	0.39%	$472,920	$980	0.42%
Savings accounts	292,629	448	0.31%	307,095	508	0.33%
Money market accounts	1,893,852	7,511	0.79%	1,570,406	4,128	0.53%
Certificate accounts	1,311,092	8,843	1.35%	1,224,122	6,104	1.00%
Total interest-bearing deposits	3,940,829	17,672	0.90%	3,574,543	11,720	0.66%
Federal Home Loan Bank advances	901,230	8,418	1.87%	923,679	4,770	1.04%
Federal funds purchased and securities sold under agreements to repurchase	6,287	56	1.80%	2,901	16	1.03%
Other borrowings	332	8	2.21%	—	—	—%
Long-term debt	125,314	3,246	5.20%	125,183	2,992	4.81%
Total interest-bearing liabilities	4,973,992	29,400	1.18%	4,626,306	19,498	0.85%
Noninterest-bearing liabilities	1,207,726			1,099,530
Total liabilities	6,181,718			5,725,836
Shareholders’ equity	734,761			658,961
Total liabilities and shareholders’ equity	$6,916,479			$6,384,797
Net interest income (3)		$100,876			$94,688
Net interest spread			3.01%			3.08%
Impact of noninterest-bearing sources			0.24%			0.18%
Net interest margin			3.25%			3.26%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.4 million and $2.2 million for the six months ended June 30, 2018 and 2017 respectively. The estimated federal statutory tax rate was 21% and 35%, respectively, for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $338 thousand and $636 thousand for the three and six months ended June 30, 2018, respectively, and $352 thousand and $797 thousand for the three and six months ended June 30, 2017, respectively.

Net Income

For the three months ended June 30, 2018, net income was $7.1 million, a decrease of $4.1 million or 36.7% from $11.2 million for the same period in 2017. For the six months ended June 30, 2018, net income was $13.0 million, a decrease of $7.2 million, or 35.8% from net income of $20.2 million for the same period in 2017. The decreases were primarily due to a decrease in mortgage production and the expenses related to the restructuring of the Mortgage Banking segment.

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

Net interest income on a tax equivalent basis for the second quarter of 2018 was $51.7 million, an increase of $3.7 million, or 7.7%, from the second quarter of 2017. For the six months ended June 30, 2018 net interest income on a tax equivalent basis was $100.9 million, an increase of $6.2 million, or 6.5% from $94.7 million for the same period in 2017. The increases from 2017 were primarily due to growth of loans held for investment and higher yields on average interest-earning assets, partially offset by higher cost of funds. The net interest margin for the second quarter of 2018 decreased to 3.25% from 3.29% for the same period in 2017. For the six months ended June 30, 2018 net interest margin decreased to 3.25% from 3.26% for the same period in 2017. The decreases from 2017 were primarily due to our cost of interest-bearing liabilities, which increased more rapidly than our yield on interest-earning assets. The flatness of the yield curve is adversely affecting our net interest margin as the cost of interest-bearing liabilities are increasing more quickly than the yield on our interest-earning assets.

For the three and six months ended June 30, 2018, total average interest-earning assets increased $531.8 million, or 9.1% from the three months ended June 30, 2017 and increased $422.2 million, or 7.3% from the six months ended June 30, 2017, primarily as a result of overall organic loan growth.

Total interest income of $67.9 million on a tax equivalent basis in the second quarter of 2018 increased $10.0 million, or 17.3%, from $57.9 million in the second quarter of 2017. For the six months ended June 30, 2018 total interest income on a tax equivalent basis was $130.3 million, an increase of $16.1 million, or 14.1% from the six months ended June 30, 2017. These increases were primarily the result of higher average balances of loans held for investment, which increased $716.8 million, or 17.4% and $722.1 million or 18.0% from the three and six months ended June 30, 2017, respectively.

Total interest expense in the second quarter of 2018 increased $6.3 million, or 63.9% from $9.9 million in the second quarter of 2017. For the six months ended June 30, 2018 total interest expense increased $9.9 million, or 50.8% from $19.5 million for the six months ended June 30, 2017. The increases resulted from higher rates on interest-bearing deposits and FHLB advances.

Provision for Credit Losses

We recorded a provision for credit loss of $1.0 million in the second quarter of 2018 compared to $500 thousand in the second quarter of 2017. The increase was primarily due to net charge-offs in the quarter compared to net recoveries in the comparable period. For the six months ended June 30, 2018 we recorded a provision for credit loss of $1.8 million compared to $500 thousand for the six months ended June 30, 2017, primarily due to higher net recoveries in the six months ended June 30, 2017 as compared to the same period in 2018.

Nonaccrual loans were $9.6 million at June 30, 2018, a decrease of $5.4 million, or 36.0%, from $15.0 million at December 31, 2017. Nonaccrual loans as a percentage of total loans decreased to 0.20% at June 30, 2018 from 0.33% at December 31, 2017.

Net charge-offs were $464 thousand in the second quarter of 2018 compared to net recoveries of $928 thousand in the second quarter of 2017. For the first half of 2018 net recoveries were $116 thousand compared to net recoveries of $1.7 million in the first half of 2017. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Noninterest income
Gain on loan origination and sale activities (1)	$57,049	$65,908	$(8,859)	(13)%	$105,368	$126,189	$(20,821)	(16)%
Loan servicing income	7,032	8,764	(1,732)	(20)	14,606	18,003	(3,397)	(19)
Income from WMS Series LLC	322	406	(84)	(21)	311	591	(280)	(47)
Depositor and other retail banking fees	1,953	1,811	142	8	3,898	3,467	431	12
Insurance agency commissions	527	501	26	5	1,070	897	173	19
Gain on sale of investment securities available for sale	16	551	(535)	(97)	238	557	(319)	(57)
Other	2,490	3,067	(577)	(19)	4,729	5,765	(1,036)	(18)
Total noninterest income	$69,389	$81,008	$(11,619)	(14)%	$130,220	$155,469	$(25,249)	(16)%

(1)	Single family, multifamily and other commercial loan banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decreases in noninterest income in the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to a decrease in mortgage production resulting in a decrease in gain on loan origination and sale activities in our Mortgage Banking segment.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Single family held for sale:
Servicing value and secondary market gains(1)	$48,182	$57,353	$(9,171)	(16)%	$89,609	$107,891	$(18,282)	(17)%
Loan origination and administrative fees	6,158	6,823	(665)	(10)	11,603	12,604	(1,001)	(8)
Total gain on single family held for sale	54,340	64,176	(9,836)	(15)	101,212	120,495	(19,283)	(16)
Multifamily DUS®	1,613	1,273	340	27	2,759	4,633	(1,874)	(40)
SBA	385	316	69	22	686	918	(232)	(25)
CRE Non-DUS®	800	143	657	459	800	143	657	459
Single Family	(89)	—	(89)	NM	(89)	—	(89)	NM
Gain on loan origination and sale activities	$57,049	$65,908	$(8,859)	(13)%	$105,368	$126,189	$(20,821)	(16)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Single family mortgage interest rate lock commitments	$1,679,748	$1,950,427	$(270,679)	(14)%	$3,251,723	$3,573,049	$(321,326)	(9)%
Single family mortgage closed loan volume (1)	1,739,887	2,011,127	(271,240)	(13)%	3,192,285	3,632,180	(439,895)	(12)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decreases in gain on loan origination and sale activities in the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to lower single family mortgage interest rate lock commitments as a result of the higher market interest rates in the period and a limited supply of available housing in our primary markets. We reduced the number of employees in the mortgage segment by 16.9% at June 30, 2018 compared to June 30, 2017, primarily due to our Mortgage Banking segment restructuring events in 2017 and 2018. At June 30, 2018, mortgage production personnel was 450 employees compared to 527 employees at June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$308	$592	$555	$1,359
Other changes in estimated repurchase losses(2)	(313)	(264)	50	(1,391)
	$(5)	$328	$605	$(32)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Loan servicing income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2018		2017			2018		2017

Servicing income, net:
Servicing fees and other	$18,385		$15,977	$2,408	15%	$36,836		$32,156	$4,680	15%
Changes in fair value of single family MSRs due to amortization (1)	(9,400)		(8,909)	(491)	6	(18,270)		(17,429)	(841)	5
Amortization of multifamily and SBA MSRs	(1,064)		(761)	(303)	40	(2,113)		(1,692)	(421)	25
	7,921		6,307	1,614	26	16,453		13,035	3,418	26
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	11,299	(3)	(6,417)	17,716	276	41,318	(3)	(4,285)	45,603	NM
Net (loss) gain from derivatives economically hedging MSRs	(12,188)		8,874	(21,062)	(237)	(43,165)		9,253	(52,418)	(566)
	(889)		2,457	(3,346)	(136)	(1,847)		4,968	(6,815)	(137)
Loan servicing income	$7,032		$8,764	$(1,732)	(20)%	$14,606		$18,003	$(3,397)	(19)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $573 thousand, net of transaction costs and prepayment reserves, resulting from the sale of single family MSRs during the three and six months ended June 30, 2018.

The decreases in loan servicing income for the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to lower risk management results, partially offset by higher servicing fees. The flattening yield curve and increased negative convexity in our mortgage servicing portfolio have substantially reduced risk management results. Risk management results fluctuate as market conditions change, including changes in interest rates. Mortgage servicing fees collected in the three and six months ended June 30, 2018 increased compared to the same periods in 2017 primarily as a result of higher average balances of loans serviced for others during the period. Our loans serviced for others portfolio was $20.51 billion at June 30, 2018 compared to $24.02 billion at December 31, 2017 and $22.32 billion at June 30, 2017. Loans serviced for others decreased at June 30, 2018 due to the sale of approximately $4.9 billion of unpaid principal balance of our single family mortgage servicing rights on June 29, 2018.

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

Income from WMS Series LLC decreased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to lower mortgage production driven by a lack of housing inventory and increased competition in the markets served by WMS.

Depositor and other retail banking fees for the three and six months ended June 30, 2018 increased from the three and six months ended June 30, 2017 primarily due to an increase in the number of transaction accounts from which we generate fee income.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Fees:
Monthly maintenance and deposit-related fees	$787	$758	$29	4%	$1,598	$1,460	$138	9%
Debit Card/ATM fees	1,098	1,014	84	8	2,166	1,911	255	13
Other fees	68	39	29	74	134	96	38	40
Total depositor and other retail banking fees	$1,953	$1,811	$142	8%	$3,898	$3,467	$431	12%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2018		2017			2018		2017

Noninterest expense
Salaries and related costs	$69,127		$76,390	$(7,263)	(10)%	$135,818		$147,698	$(11,880)	(8)%
General and administrative	14,707		15,872	(1,165)	(7)	29,291		33,000	(3,709)	(11)
Amortization of core deposit intangibles	407		493	(86)	(17)	813		1,007	(194)	(19)
Legal	839		150	689	459	1,569		310	1,259	406
Consulting	758		771	(13)	(2)	1,635		1,829	(194)	(11)
Federal Deposit Insurance Corporation assessments	1,079		697	382	55	2,008		1,521	487	32
Occupancy	14,953	(1)	8,880	6,073	68	23,133	(1)	17,089	6,044	35
Information services	8,693		8,172	521	6	17,158		15,820	1,338	8
Net cost (benefit) of operation and sale of other real estate owned	2		(181)	183	(101)	(91)		(156)	65	(42)
Total noninterest expense	$110,565		$111,244	$(679)	(1)%	$211,334		$218,118	$(6,784)	(3)%

(1)	Includes approximately $6.4 million of pre-tax charges related to the Mortgage Banking restructuring activity that occurred in the second quarter of 2018.

The decreases in noninterest expense in the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to decreased commissions, salary and related costs on lower closed loan volume and cost savings associated with headcount and non-personnel reductions in our Mortgage Banking segment, partially offset by the restructuring charges in the second quarter of 2018.

Income Tax Expense

For the second quarter of 2018, income tax expense was $1.7 million compared to income tax expense of $4.9 million for the second quarter of 2017. For the six months ended June 30, 2018, income tax expense was $3.6 million compared with an expense of $9.2 million for the six months ended June 30, 2017.
Our effective income tax rate of 19.6% for the second quarter of 2018 differs from the Federal statutory tax rate of 21% primarily due to the impact of tax-exempt interest income. This is lower than our effective tax rate of 21.9% for the six months ended June 30, 2018, due to the impact from our Q1 2018 discrete item related to prior period state net operating losses.

Our effective income tax rate for the second quarter of 2017 was 30.5%, as compared to 19.6% for the second quarter of 2018. The reduction in our effective tax rate is primarily the result of the 2017 Tax Cuts and Jobs Act (“Tax Act”) passed in December 2017, which lowered the Federal statutory tax rate to 21%.

Review of Financial Condition – Comparison of June 30, 2018 to December 31, 2017

Total assets were $7.16 billion at June 30, 2018 compared to $6.74 billion at December 31, 2017, an increase of $421.8 million, or 6%.

Cash and cash equivalents were $176.2 million at June 30, 2018 compared to $72.7 million at December 31, 2017, an increase of $103.5 million, or 142%.

Investment securities were $907.5 million at June 30, 2018 compared to $904.3 million at December 31, 2017, an increase of $3.2 million.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designate the vast majority of these securities as available for sale. We designated securities having a carrying value of $78.0 million at June 30, 2018 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At June 30, 2018		At December 31, 2017
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$115,848	14%	$130,090	15%
Commercial	30,354	4	23,694	3
Municipal bonds	361,799	44	388,452	46
Collateralized mortgage obligations:
Residential	168,519	20	160,424	19
Commercial	111,623	13	98,569	12
Corporate debt securities	21,478	3	24,737	3
U.S. Treasury securities	10,438	1	10,652	1
Agency debentures	9,363	1	9,650	1
Total investment securities available for sale	$829,422	100%	$846,268	100%

Loans held for sale were $568.5 million at June 30, 2018 compared to $610.9 million at December 31, 2017, a decrease of $42.4 million, or 7%. Loans held for sale primarily include single family residential loans, typically sold within 30 days of closing the loan. The decrease in the loans held for sale balance was primarily due to a decline in mortgage volume.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2018		At December 31, 2017
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,416,072	29%	$1,381,366	30%
Home equity and other	513,016	10	453,489	10
	1,929,088	39	1,834,855	40
Commercial real estate loans:
Non-owner occupied commercial real estate	640,984	13	622,782	14
Multifamily	836,260	17	728,037	16
Construction/ land development	778,094	16	687,631	15
	2,255,338	46	2,038,450	45
Commercial and industrial loans:
Owner occupied commercial real estate	400,149	8	391,613	9
Commercial business	319,038	7	264,709	6
	719,187	15	656,322	15
Total loans before allowance, net deferred loan fees and costs	4,903,613	100%	4,529,627	100%
Net deferred loan fees and costs	19,177		14,686
	4,922,790		4,544,313
Allowance for loan losses	(39,480)		(37,847)
	$4,883,310		$4,506,466

(1)
Includes $4.2 million and $5.5 million at June 30, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans held for investment, net increased $376.8 million, or 8.4%, from December 31, 2017. During the quarter, new commitments totaled $838.8 million and included $327.8 million of consumer loans, $23.6 million of non-owner occupied commercial real estate loans, $89.1 million of multifamily permanent loans, $52.0 million of commercial and industrial loans and $346.2 million of construction loans. New commitments for construction loans include $180.9 million in residential construction, $86.5 million in single family custom home construction and $78.8 million in multifamily construction.

Mortgage servicing rights were $272.2 million at June 30, 2018 compared to $284.7 million at December 31, 2017, a decrease of $12.4 million, or 4.4%, primarily due to the sale of approximately $4.90 billion of unpaid principal balance of our single family mortgage servicing rights on June 29, 2018.

Federal Home Loan Bank stock was $48.2 million at June 30, 2018 compared to $46.6 million at December 31, 2017, an increase of $1.5 million, or 3.3%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in earnings.

Other assets were $185.5 million at June 30, 2018, compared to $188.5 million at December 31, 2017, a decrease of $2.9 million, or 1.6%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At June 30, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$627,893	12%	$579,504	12%
Interest-bearing transaction and savings deposits:
NOW accounts	486,104	9	461,349	10
Statement savings accounts due on demand	283,969	6	293,858	6
Money market accounts due on demand	1,932,340	38	1,834,154	39
Total interest-bearing transaction and savings deposits	2,702,413	53	2,589,361	55
Total transaction and savings deposits	3,330,306	65	3,168,865	67
Certificates of deposit	1,396,082	27	1,190,689	25
Noninterest-bearing accounts - other	393,897	8	401,398	8
Total deposits	$5,120,285	100%	$4,760,952	100%

Deposits at June 30, 2018 increased $359.3 million, or 7.5%, from December 31, 2017. During the first six months of 2018, transaction and savings deposits increased by $161.4 million, or 5.1%, primarily from increases in business money market deposits. The $205.4 million, or 17.2%, increase in certificates of deposit since December 31, 2017 was due primarily to a $262.2 million increase in brokered deposits relating primarily to favorable issuance costs for brokered CDs relative to other wholesale sources of funds, and business checking accounts. The $7.5 million, or 1.9%, decrease in deposits in other noninterest-bearing accounts was primarily associated with seasonal mortgage servicing activity. At June 30, 2018, brokered deposits represented 11.9% of total deposits, as compared to 7.3% of total deposits at December 31, 2017.

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2018 and December 31, 2017 was $86.3 million and $88.8 million, respectively. There were $607.8 million and $345.5 million of brokered deposits at June 30, 2018 and December 31, 2017, respectively.

Federal Home Loan Bank advances were $1.01 billion at June 30, 2018 compared to $979.2 million at December 31, 2017. We use these borrowings primarily to fund our mortgage banking and secondarily to fund our securities investment activities. We effectively used FHLB advances to fund single family loans held for sale and to match the duration on variable rate loans, such as residential construction loans and the line of credit, which mitigated the impact of changes in interest rates.

Shareholders’ Equity

Shareholders' equity was $706.5 million at June 30, 2018 compared to $704.4 million at December 31, 2017. This increase was primarily related to net income of $13.0 million and share-based compensation of $1.5 million recognized during the six months ended June 30, 2018, partially offset by other comprehensive loss of $12.6 million. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at June 30, 2018.

Shareholders’ equity, on a per share basis, was $26.19 per share at June 30, 2018, compared to $26.20 per share at December 31, 2017.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2018	2017	2018	2017

Return on assets (1)	0.40%	0.70%	0.37%	0.63%
Return on equity (2)	3.78%	6.71%	3.53%	6.13%
Equity to assets ratio (3)	10.61%	10.40%	10.62%	10.32%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products; and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, with the Company generally retaining the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank, we originate permanent commercial real estate loans primarily up to $15 million in size, a portion of which we intend to pool and sell into the secondary market. As a part of the Commercial Lending division, we also have a team that specializes in U.S. Small Business Administration ("SBA") lending. At June 30, 2018, our retail deposit branch network consists of 62 branches in the Pacific Northwest, California and Hawaii. At June 30, 2018 and December 31, 2017, our transaction and savings deposits totaled $3.33 billion and $3.17 billion, respectively, and our loan portfolio totaled $4.88 billion and $4.51 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Net interest income	$47,745	$42,448	$5,297	12%	$93,193	$83,352	$9,841	12%
Provision for credit losses	1,000	500	500	100	1,750	500	1,250	250
Noninterest income	8,405	8,276	129	2	15,501	17,701	(2,200)	(12)
Noninterest expense	39,286	36,631	2,655	7	77,558	73,101	4,457	6
Income before income tax expense	15,864	13,593	2,271	17	29,386	27,452	1,934	7
Income tax expense	3,964	4,147	(183)	(4)	7,280	8,714	(1,434)	(16)
Net income	$11,900	$9,446	$2,454	26%	$22,106	$18,738	$3,368	18%

Total assets	$6,358,100	$5,593,889	$764,211	14%	$6,358,100	$5,593,889	$764,211	14%
Efficiency ratio (1)	69.97%	72.22%			71.35%	72.34%
Full-time equivalent employees (ending)	1,018	1,055			1,018	1055
Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS® (2)	$71,759	$58,343	$13,416	23%	$93,503	$115,895	$(22,392)	(19)%
SBA	5,713	6,126	(413)	(7)%	8,943	12,924	(3,981)	(31)%
Loans sold
Multifamily DUS® (2)	$54,621	$35,312	$19,309	55%	$87,597	$112,161	$(24,564)	(22)%
SBA	3,622	3,532	90	3%	7,314	11,167	(3,853)	(35)%
CRE Non-DUS (3)	114,650	21,163	93,487	442%	114,650	26,714	87,936	329%
Single Family (3)	138,603	—	138,603	NM	138,603	—	138,603	NM
Net gain on loan origination and sale activities:
Multifamily DUS®(2)	1,613	1,273	340	27%	2,759	4,633	(1,874)	(40)%
SBA	385	316	69	22%	686	918	(232)	(25)%
CRE Non-DUS (3)	800	143	657	459%	800	143	657	459%
Single Family (3)	(89)	—	(89)	NM	(89)	—	(89)	NM
	$2,709	$1,732	$977	56%	$4,156	$5,694	$(1,538)	(27)%
NM = not meaningful
(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.
(3) Loans originated as held for investment.

Commercial and Consumer Banking net income increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to an increase in net interest income from higher average balances and yields on interest-earning assets and a reduction in our effective tax rate, partially offset by higher cost of funds.

The segment recorded a $1.0 million and $1.8 million provision for credit losses in the three and six months ended June 30, 2018, respectively, compared to a $500 thousand provision in both the three and six months ended June 30, 2017. The increase from the three months ended June 30, 2017 was primarily due to net charge-offs in the quarter compared to net recoveries in the same period in 2017. The increase from six months ended June 30, 2017 was primarily due to lower net recoveries in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Noninterest income increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in gain on sale income driven by higher commercial real estate loan sales volume. Noninterest income decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to increases in mark to market adjustments on certain loans and prepayment fees in the first six months of 2017, as well as a decline in gain on sale income primarily due to lower Fannie Mae DUS sales.

Noninterest expense increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to higher costs from the continued growth of our commercial real estate and commercial business lending units and our expanding branch banking network, including increased information system expenses and FDIC assessments. In the first six months of 2018, we added four de novo retail deposit branches. The segment's headcount decreased by 3.5% from June 30, 2017 in part due to our continued effort to improve the efficiency of our corporate support functions.

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At June 30, 2018	At December 31, 2017
(in thousands)

Commercial
Multifamily DUS®	$1,357,929	$1,311,399
Other	82,083	79,797
Total commercial loans serviced for others	$1,440,012	$1,391,196

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Servicing income, net:
Servicing fees and other	$2,001	$1,652	$349	21%	$3,958	$3,492	$466	13%
Amortization of multifamily and SBA MSRs	(1,064)	(761)	(303)	(40)	(2,113)	(1,692)	(421)	(25)
Commercial mortgage servicing income	$937	$891	$46	5%	$1,845	$1,800	$45	3%

Mortgage Banking Segment

Mortgage Banking originates single family residential mortgage loans primarily for sale in the secondary markets and performs mortgage servicing on a substantial portion of such loans. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We have become a rated originator and servicer of jumbo loans, allowing us to sell these loans to other securitizers. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders. On occasion, we may sell a portion of our MSR portfolio. We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family MSRs within this business segment.

Mortgage Banking segment results are detailed below.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Net interest income	$3,258	$4,420	$(1,162)	(26)%	$6,270	$9,167	$(2,897)	(32)%
Noninterest income	60,984	72,732	(11,748)	(16)	114,719	137,768	(23,049)	(17)
Noninterest expense	71,279	74,613	(3,334)	(4)	133,776	145,017	(11,241)	(8)
(Loss) income before income taxes	(7,037)	2,539	(9,576)	(377)	(12,787)	1,918	(14,705)	(767)
Income tax (benefit) expense	(2,236)	776	(3,012)	(388)	(3,646)	464	(4,110)	(886)
Net (loss) income	$(4,801)	$1,763	$(6,564)	(372)%	$(9,141)	$1,454	$(10,595)	(729)%

Total assets	$805,777	$992,668	$(186,891)	(19)%	$805,777	$992,668	$(186,891)	(19)%
Efficiency ratio (1)	110.95%	96.71%			110.57%	98.69%
Full-time equivalent employees (ending)	1,235	1,487			1,235	1,487
Production volumes for sale to the secondary market:
Single family mortgage interest rate lock commitments	$1,679,748	$1,950,427	$(270,679)	(14)%	$3,251,723	$3,573,049	$(321,326)	(9)%
Single family mortgage closed loan volume (2)(3)	$1,739,887	$2,011,127	$(271,240)	(13)%	$3,192,285	$3,632,180	$(439,895)	(12)%
Single family mortgage loans sold(3)	$1,629,745	$1,808,500	$(178,755)	(10)%	$3,180,469	$3,548,237	$(367,768)	(10)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)
Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank and brokered loans where HomeStreet receives fee income but does not fund the loan on its balance sheet or sell it into the secondary market.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking earnings decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due the $6.9 million in restructuring charges in the second quarter of 2018, lower mortgage production and lower mortgage loan servicing income. These decreases were partially offset by decreased commission costs on lower closed loan volume and lower salary and related costs associated with headcount reductions from our 2017 and 2018 restructuring events.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Single family: (1)
Servicing value and secondary market gains(2)	$48,182	$57,353	$(9,171)	(16)%	$89,609	$107,891	$(18,282)	(17)%
Loan origination and funding fees	6,158	6,823	(665)	(10)	11,603	12,604	(1,001)	(8)
Total mortgage banking gain on loan origination and sale activities(1)	$54,340	$64,176	$(9,836)	(15)%	$101,212	$120,495	$(19,283)	(16)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decreases in gain on loan origination and sale activities for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 were primarily the result of a 13.9% and 9.0%, respectively, decrease in interest rate lock commitments, reflecting the limited supply of housing in our markets, which reduced the volume of purchase loan activity in the periods presented, and the impact of higher interest rates, which reduced the volume of refinance activity in the periods presented. The decrease from the six months ended June 30, 2018 also relates to increased industry-wide competition which reduce our composite margin.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended June 30,			Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
(in thousands)	2018		2017			2018		2017

Servicing income, net:
Servicing fees and other	$16,384		$14,325	$2,059	14%	$32,878		$28,664	$4,214	15%
Changes in fair value of MSRs due to amortization (1)	(9,400)		(8,909)	(491)	(6)	(18,270)		(17,429)	(841)	(5)
	6,984		5,416	1,568	29	14,608		11,235	3,373	30
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	11,299	(3)	(6,417)	17,716	276	41,318	(3)	(4,285)	45,603	NM
Net (loss) gain from derivatives economically hedging MSRs	(12,188)		8,874	(21,062)	(237)	(43,165)		9,253	(52,418)	(566)
	(889)		2,457	(3,346)	(136)	(1,847)		4,968	(6,815)	(137)
Mortgage Banking servicing income	$6,095		$7,873	$(1,778)	(23)%	$12,761		$16,203	$(3,442)	(21)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Included pre-tax income of $573 thousand, net of transaction costs and prepayment reserves, resulting from the sale of single family MSRs during the three and six months ended June 30, 2018.

The decreases in Mortgage Banking servicing income in the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily attributable to lower risk management results, partially offset by higher servicing fees. Risk management results fluctuate as market conditions change, including changes in interest rates. The flattening yield curve and increased negative convexity in our mortgage servicing portfolio have substantially reduced risk management results. Single family mortgage servicing fees collected increased for the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

(in thousands)	At June 30, 2018	At December 31, 2017
Single family
U.S. government and agency	$18,493,704	$22,123,710
Other	579,472	507,437
Total single family loans serviced for others	$19,073,176	$22,631,147
Mortgage Banking noninterest expense for the three and six months ended June 30, 2018 decreased compared to the same periods in 2017, primarily due to decreased commissions, salary and related costs on lower closed loan volumes. The decreases also reflect lower salary and related costs associated with our headcount reductions from our 2017 and 2018 restructuring activities. The decreases were partially offset by $6.9 million in restructuring charges in the second quarter of 2018.

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
For more information on how we manage these business, financial and other risks, see the discussion in "Enterprise Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
Credit Risk Management

The following discussion highlights developments since December 31, 2017 and should be read in conjunction with the "Credit Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets

As credit quality continued to improve, nonperforming assets decreased to $10.4 million, or 0.14% of total assets at June 30, 2018, compared to $15.7 million, or 0.23% of total assets at December 31, 2017 and now represents the lowest absolute level of problem assets since 2006. Nonaccrual loans of $9.6 million, or 0.20% of total loans at June 30, 2018, decreased $5.4 million, or 36%, from $15.0 million, or 0.33% of total loans at December 31, 2017. Delinquency rates (both including FHA/VA insured and guaranteed portion of SBA loans) also improved in part as a result of the decrease in nonperforming loans compared to prior periods. Net charge-offs for the three months ended June 30, 2018 were $464 thousand and net recoveries for the six months ended June 30, 2018 were $116 thousand, compared to net recoveries of $928 thousand and $1.7 million for the three and six months ended June 30, 2017, respectively.

At June 30, 2018, our loans held for investment portfolio, net of the allowance for loan losses, was $4.88 billion, an increase of $376.8 million from December 31, 2017. The allowance for loan losses was $39.5 million, or 0.80% of loans held for investment, compared to $37.8 million, or 0.83% of loans held for investment at December 31, 2017.

We recorded a provision of credit losses of $1.0 million and $1.8 million for the three and six months ended June 30, 2018, respectively, compared to a provision for credit loss of $500 thousand in both the three and six months ended June 30, 2017. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Part I, Item 1 Notes to Interim Consolidated Financial Statements—Note 3, Loans and Credit Quality, of this Quarterly Report on Form 10-Q.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates — Allowance for Loan Losses" within Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At June 30, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$70,643		$72,481	$—
Loans with an allowance recorded	2,901		3,378	282
Total	$73,544	(1)	$75,859	$282

	At December 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$78,696	(3)	$80,904	$—
Loans with an allowance recorded	5,150		5,288	289
Total	$83,846	(1)	$86,192	$289

(1)	Includes $65.5 million and $69.6 million in single family performing troubled debt restructurings ("TDRs") at June 30, 2018 and December 31, 2017, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $231 thousand of fair value option loans.

The Company had 329 impaired loan relationships totaling $73.5 million at June 30, 2018 and 335 impaired loan relationships totaling $83.8 million at December 31, 2017. Included in the total impaired loan amounts were 298 single family TDR loan relationships totaling $67.5 million at June 30, 2018 and 297 single family TDR loan relationships totaling $72.0 million at December 31, 2017. At June 30, 2018, there were 291 single family impaired loan relationships totaling $65.5 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at June 30, 2018, included $48.7 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and six months ended June 30, 2018 was $75.3 million and $78.2 million, respectively, compared to $94.0 million and $92.8 million for the three and six months ended June 30, 2017, respectively. Impaired loans of $2.9 million and $5.2 million had a valuation allowance of $282 thousand and $289 thousand at June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2018			At December 31, 2017
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,594	21.0%	28.8%	$9,412	24.1%	30.4%
Home equity and other	7,346	17.9	10.5	7,081	18.1	10.0
	15,940	38.9	39.3	16,493	42.2	40.4
Commercial real estate loans
Non-owner occupied commercial real estate	4,764	11.6	13.1	4,755	12.1	13.8
Multifamily	5,017	12.2	17.0	3,895	10.0	16.1
Construction/land development	9,205	22.5	15.9	8,677	22.2	15.2
	18,986	46.3	46.0	17,327	44.3	45.1
Commercial and industrial loans
Owner occupied commercial real estate	3,032	7.4	8.2	2,960	7.5	8.7
Commercial business	3,024	7.4	6.5	2,336	6.0	5.9
	6,056	14.8	14.7	5,296	13.5	14.5
Total allowance for credit losses	$40,982	100.0%	100.0%	$39,116	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$65,525	$2,023	$67,548
Home equity and other	1,238	21	1,259
	66,763	2,044	68,807
Commercial real estate loans
Multifamily	499	—	499
Construction/land development	665	—	665
	1,164	—	1,164
Commercial and industrial loans
Owner occupied commercial real estate	866	—	866
Commercial business	388	252	640
	1,254	252	1,506
	$69,181	$2,296	$71,477

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $48.7 million at June 30, 2018.

	At December 31, 2017
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$69,555	$2,451	$72,006
Home equity and other	1,254	36	1,290
	70,809	2,487	73,296
Commercial real estate loans
Multifamily	507	—	507
Construction/land development	454	—	454
	961	—	961
Commercial and industrial loans
Owner occupied commercial real estate	876	—	876
Commercial business	377	62	439
	1,253	62	1,315
	$73,023	$2,549	$75,572

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $46.7 million at December 31, 2017.

The Company had 315 loan relationships classified as TDRs totaling $71.5 million at June 30, 2018 with no related unfunded commitments. The Company had 316 loan relationships classified as TDRs totaling $75.6 million at December 31, 2017 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$9,857	$4,322	$6,459	$40,967	(1)	$61,605	$751
Home equity and other	477	19	1,267	—		1,763	—
	10,334	4,341	7,726	40,967		63,368	751
Commercial real estate loans
Multifamily	—	—	285	—		285	—
Construction/land development	—	—	75	—		75	—
	—	—	360	—		360	—
Commercial and industrial loans
Owner-occupied commercial real estate	—	—	394	—		394	—
Commercial business	—	—	1,150	—		1,150	—
	—	—	1,544	—		1,544	—
Total	$10,334	$4,341	$9,630	$40,967		$65,272	$751

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At June 30, 2018, these past due loans totaled $41.0 million.

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

Liquidity and Capital Resources

Liquidity risk management is primarily intended to ensure we are able to maintain sources of cash to adequately fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis, in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. HomeStreet, Inc., HSC and the Bank have established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

HomeStreet, Inc., HSC and the Bank have different funding needs and sources of liquidity and separate regulatory capital requirements.

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At June 30, 2018, we had $30.0 million outstanding against this line related to our annual test draw down on this line of credit. This balance was subsequently paid off in July 2018.

Historically, the main cash outflows have been distributions to shareholders, interest and principal payments to creditors and payments of operating expenses. HomeStreet, Inc.’s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We do not currently pay a dividend, and our most recent special dividend to shareholders was declared during the first quarter of 2014. We are generally deploying our capital toward strategic growth, and at this time our Board of Directors has not authorized the payment of a dividend.

HomeStreet Capital Corporation

HSC generates cash flow from its servicing fee income on the DUS® portfolio, net of its costs to service the DUS® portfolio. HSC also uses cash from these sources to pay costs related to purchases of servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS® lenders such as HSC are set by Fannie Mae. HSC's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2018, our primary liquidity ratio was 23.6% compared to 18.1% at December 31, 2017.

At June 30, 2018 and December 31, 2017, the Bank had available borrowing capacity of $335.8 million and $579.2 million, respectively, from the FHLB, and $322.9 million and $331.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the six months ended June 30, 2018, cash, cash equivalents and restricted cash increased by $102.9 million compared to an increase of $524 thousand for the six months ended June 30, 2017. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2018, net cash of $35.8 million was provided by operating activities, primarily from proceeds from the sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2017, net cash of $9.4 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale of loans held for sale partially offset by the change in fair value of motgage servicing rights and proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2018, net cash of $350.1 million was used in investing activities, primarily due to $617.7 million of cash used for the origination of portfolio loans net of principal repayments, $97.8 million of cash used for the purchase of investment securities, and $5.9 million used for the purchase of property and equipment, partially offset by $230.5 million from proceeds of loans originated as held for investment, $65.3 million in proceeds from the sale of mortgage servicing rights, $52.9 million from principal repayments and maturities of investment securities and $22.2 million proceeds from the sale of investment securities. For the six months ended June 30, 2017, net cash of $305.8 million was used in investing activities, primarily due to $420.5 million of cash used for the origination of portfolio loans and principal repayments, $246.4 million of cash used for the purchase of investment securities, and $28.8 million used for the purchase of property and equipment, partially offset by $314.6 million proceeds from the sale of investment securities and $50.0 million from principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from FHLB advances. For the six months ended June 30, 2018, net cash of $417.2 million was provided by financing activities, primarily due to $359.3 million of organic growth in deposits and $30.0 million in proceeds from our line of credit, partially offset by $29.5 million net proceeds from FHLB advances. For the six months ended June 30, 2017, net cash of $315.7 million was provided by financing activities, primarily due to a $318.1 million organic growth in deposits.

Capital Management

In July 2013, federal banking regulators (including the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board ("FRB") adopted new capital rules (as used in this section, the “Rules”). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Since 2015, the Rules have applied to both the Company and the Bank.
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

The Rules generally measure an institution’s capital using four capital measures or ratios. The leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk based capital ratio is the ratio of the institution’s total Tier 1 capital to its total risk-weighted assets. The total risk based capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution’s credit, market, operational or other risks.
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and would have been fully phased in on January 1, 2019 at 2.5% above the required minimum common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. However, in 2017, the FDIC issued a final rule to extend the 2017 transition provision on a go-forward basis, halting certain parts of the full phase in. The required phase-in capital conservation buffer during 2017 was 1.25% and is 1.25% during 2018. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At June 30, 2018, our capital conservation buffers for the Company and the Bank were 4.38% and 5.52%, respectively.
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
The Rules made changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk- based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, including commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and, in certain cases, MSRs and deferred tax assets.
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

•
MSRs (net of deferred tax) in excess of 10% of Tier 1 capital before threshold based deductions must be deducted from common equity. The disallowable portion of MSRs will be phased in incrementally (40% in 2015; 60% in 2016; 80% in 2017 and beyond).

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
On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the Rule for certain banks including HomeStreet. The final rules had provided for a number of adjustments to deductions from Tier 1 capital. Deductions included, for example, the requirement that MSRs, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 Capital to the extent that any one such category exceeds 10% of Tier 1 capital or all such categories in the aggregate exceed 15% of Tier 1 capital. Effective on January 1, 2018, the 2017 rule pauses the full transition to the Basel III treatment.
As part of our ongoing balance sheet and capital management during the quarter, HomeStreet Bank executed a definitive agreement to sell a portion of its single family MSRs. The transaction provides for the sale of the rights to service approximately $4.90 billion in total unpaid principal balance of single family mortgage loans serviced for both Fannie Mae and Freddie Mac, which represents approximately 21% of HomeStreet’s total single family mortgage loans serviced for others as of March 31, 2018. The Company also modified our loss sharing agreement with Fannie Mae related to our DUS® servicing that significantly lowered our consolidated risk-weighted assets, which in turn improved the common equity tier 1 risk based capital ratio, the tier 1 risk based capital ratio and the total risk based capital ratios for HomeStreet on a consolidated basis. In addition to increasing certain regulatory capital ratios, these actions will provide additional regulatory capital to support the continued growth of our Commercial and Consumer Banking business and accelerate the diversification of the Company's net income.
We believe that the capital levels of the Company and the Bank at June 30, 2018 were in compliance with the standards under the Rules, including the conservation buffer requirement.
At June 30, 2018, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At June 30, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$671,630	9.72%	$276,378	4.0%	$345,472	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	671,630	12.69%	238,102	4.5%	343,926	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	671,630	12.69%	317,470	6.0%	423,293	8.0%
Total risk-based capital (to risk-weighted assets)	$715,117	13.52%	$423,293	8.0%	$529,116	10.0%

	At June 30, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$638,529	9.18%	$278,118	4.0%	$347,647	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	579,102	10.48%	248,585	4.5%	359,067	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	638,529	11.56%	331,447	6.0%	441,929	8.0%
Total risk-based capital (to risk-weighted assets)	$684,120	12.38%	$441,929	8.0%	$552,411	10.0%

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22%	221,201	4.5%	319,512	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22%	294,935	6.0%	393,246	8.0%
Total risk-based capital (to risk-weighted assets)	$688,981	14.02%	$393,246	8.0%	$491,558	10.0%

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	555,120	9.86%	253,293	4.5%	365,868	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92%	337,724	6.0%	450,299	8.0%
Total risk-based capital (to risk-weighted assets)	$653,741	11.61%	$450,299	8.0%	$562,873	10.0%

Accounting Developments

See the Notes to Interim Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies, for a discussion of Accounting Developments.

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

For the Company, price and interest rate risks arise from the financial instruments and positions we hold. This includes loans, MSRs, investment securities, deposits, borrowings, long-term debt and derivative financial instruments. Due to the nature of our current operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the local economies of our various markets, in particular, the regional economy of the western United States, including Hawaii.

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

The following table presents sensitivity gaps for these different intervals.

	June 30, 2018
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$176,218	$—	$—	$—	$—	$—	$—	$176,218
FHLB Stock	—	—	—	—	—	48,157	—	48,157
Investment securities(1)	61,382	38,616	34,975	200,893	131,875	439,716	—	907,457
Mortgage loans held for sale (3)	562,956	155	362	1,543	1,343	2,155	—	568,514
Loans held for investment(1)	1,472,336	280,576	458,110	1,045,889	838,726	787,673	—	4,883,310
Total interest-earning assets	2,272,892	319,347	493,447	1,248,325	971,944	1,277,701	—	6,583,656
Non-interest-earning assets	—	—	—	—	—	—	580,221	580,221
Total assets	$2,272,892	$319,347	$493,447	$1,248,325	$971,944	$1,277,701	$580,221	$7,163,877
Interest-bearing liabilities:
NOW accounts(2)	$486,104	$—	$—	$—	$—	$—	$—	$486,104
Statement savings accounts(2)	283,969	—	—	—	—	—	—	283,969
Money market accounts(2)	1,932,340	—	—	—	—	—	—	1,932,340
Certificates of deposit	509,808	250,970	377,585	228,662	29,057	—	—	1,396,082
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
FHLB advances	983,023	10,000	—	10,000	—	5,590	—	1,008,613
Other borrowings	30,007							30,007
Long-term debt	60,368	—	—	—	—	65,000	—	125,368
Total interest-bearing liabilities	4,285,619	260,970	377,585	238,662	29,057	70,590	—	5,262,483
Non-interest bearing liabilities	—	—	—	—	—	—	1,194,935	1,194,935
Equity	—	—	—	—	—	—	706,459	706,459
Total liabilities and shareholders’ equity	$4,285,619	$260,970	$377,585	$238,662	$29,057	$70,590	$1,901,394	$7,163,877
Interest sensitivity gap	(2,012,727)	58,377	115,862	1,009,663	942,887	1,207,111
Cumulative interest sensitivity gap	$(2,012,727)	$(1,954,350)	$(1,838,488)	$(828,825)	$114,062	$1,321,173
Cumulative interest sensitivity gap as a percentage of total assets	(28)%	(27)%	(26)%	(12)%	2%	18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	53%	57%	63%	84%	102%	125%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on our intent to sell.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2018 and December 31, 2017 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2018		December 31, 2017
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(3.1)%	(12.2)%	(0.5)%	(8.2)%
+100	(1.5)	(6.3)	(0.2)	(4.2)
-100	2.9	(0.5)	1.9	(0.9)
-200	6.2%	(5.4)%	2.3%	(4.8)%

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

At June 30, 2018, we believe our net interest income sensitivity exhibited a bias to a decline in interest rates. The interest rate sensitivity of the Company increased modestly between December 31, 2017 and June 30, 2018. It is expected that, as interest rates change, net interest income will only be slightly impacted regardless of the direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our initial public offering (“IPO”) in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy for both our Commercial and Consumer Banking segment and our Mortgage Banking segment and have expanded our operations at a relatively accelerated pace. We have grown our retail branch presence from 20 branches in 2012 to 62 as of June 30, 2018, including expansion into new geographic regions. Simultaneously, we have added substantially to our mortgage operations in both existing and new markets and continued to expand our commercial lending operations, resulting in substantial growth overall in total assets, total deposits, total loans and employees.

While we expect to continue both strategic and opportunistic growth in the Commercial and Consumer Banking segment, in 2017 and the first half of 2018 we undertook a series of steps designed to restructuring our Mortgage Banking segment, where production has been negatively impacted by increasing interest rates and a reduced supply of homes for sale nationwide and profit margins have been negatively impacted by a shift in product mix to a higher number of non-conforming loans. In addition, we implemented other company-wide cost saving measures in the second quarter of 2018, including a reduction in force in our corporate operations. For the near term, we expect to focus primarily on measured and efficient growth in commercial and consumer banking and optimization of our existing mortgage banking operations, which may lead to a substantially slower growth rate than we have experienced in recent years.

We may not recognize the full benefits of our recent restructuring.

In 2017 and the first half of 2018, we implemented certain restructuring plans within our Mortgage Banking segment to reduce our costs and resize our mortgage banking operations to be in line with decreased expectations for origination opportunities for mortgage loans resulting from changes in interest rates and the lack of housing inventory in our primary markets. We also implemented additional cost savings measures, including an additional reduction in force, on a Company-wide basis in the second quarter of 2018. We recorded restructuring expenses totaling $3.7 million in 2017 and $6.9 million in the second quarter of 2018, and anticipate additional restructuring charges of approximately $1.7 million will be recorded in the third quarter of 2018 related to the Mortgage Banking segment restructuring. While we expect this expense will be offset by a significant reduction in our annual costs going forward, there is no guarantee that we will recognize all or a substantial portion of the anticipated cost savings from any of these cost-cutting measures. Further, if the demand for mortgage loans continues to decline in our markets or we are unable to achieve our expected product mix in our home loan centers, we may not recognize the expected income benefit and may have to take additional steps to streamline our mortgage operations further. Conversely, if the demand for mortgage loans increases precipitously in our markets, we may not be able to meet the full amount of the demand with our leaner operations and may find it necessary to increase costs to provide for the necessary staffing and resources.

Volatility in mortgage markets, changes in interest rates, competition in the mortgage industry, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market, including an increase in interest rates and a disparity between the supply and demand of houses available for sale nationwide that has become acute in our primary markets, have caused a decline in mortgage originations throughout our markets, which adversely impacted our profitability in 2017 and the first half of 2018. This decline in profitability occurred even as our relative market share for mortgage originations remained high. While we have been implementing a restructuring of our Mortgage Banking segment over the past year and also implemented other company-wide cost saving measures in the second quarter, continued volatility in the market could have additional negative effects on our financial results. The scarcity of mortgage originations is also increasing competition for business, as loan officers nationwide compete to originate fewer loans, which has put negative pressure on pricing for mortgage products and, in turn, decreased our profit margins on those products. Unless there is a resurgence of mortgage origination activity or a substantial reduction in the size of the mortgage origination industry overall, we anticipate that this pricing pressure will continue for the near term.

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

In late 2017 through our annual meeting in May 2018, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., and certain affiliates (the "Blue Lion Parties") engaged in a lengthy proxy fight with respect to the Company. Mr. Griege first sought a board seat for himself, which the Company's Board of Directors determined would not be in the best interests of all shareholders, and then sought to nominate two other individuals as director candidates for the annual meeting. The Company determined that the notice provided was insufficient, following which the Blue Lion Parties subsequently sued the Company in the Superior Court of Washington for King County seeking a preliminary injunction to require the Company to honor their purported notice. While the court ruled against the Blue Lion Parties affiliate and affirmed the Company's determination that the notice was deficient and could be rejected, the Blue Lion Parties nevertheless filed a definitive proxy statement and solicited proxies in a campaign against two of our director nominees. While Blue Lion was not ultimately successful in preventing the election of the Company's nominees, the protracted campaign against the Company was both time-consuming and costly.

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

If we are not able to retain or attract key employees, we could experience a disruption in our ability to implement our strategic plan which would have a material adverse effect on our business.
We depend on our executive officers and key personnel to continue the implementation of our business strategy and could be harmed by the loss of their services. We believe that our growth and future success will depend in large part upon the skills of our management team. Additionally, our future success and growth will depend upon our ability to recruit and retain highly skilled employees with strong community relationships and specialized knowledge in the financial services industry. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with retained servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, as occurred in the fourth quarter of 2016, and we could incur a net valuation loss as a result of our hedging activities. In addition, our hedging activities may be impacted by unforeseen or unexpected changes. For example, in the first half of 2018, the volatility in mortgage rates required us to rebalance our hedging positions at a time when the yield curve on interest rates has been flattening, which both drives up the costs of hedging because of increased transaction costs on rebalancing the portfolio and decreases the total earnings on derivatives used for hedging, leading to less efficient and lower earning hedges, which reduced our risk management results and impacted our earnings for that quarter. We cannot predict whether this combination of volatile rates and flattened yield curve will continue or that this environment or other asymmetries in the Company's hedge position as compared to its mortgage servicing rights portfolio will not arise again in the future. Moreover, as the volume of single family loans held for sale and MSRs increases, our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs also increases. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations. Any such events or conditions may harm our results of operations.

Natural disasters in our geographic markets may impact our financial results.

Certain communities in our markets have suffered significant losses from natural disasters, including devastating wildfires in Northern California in October 2017 that destroyed many homes and forced a short closure of four of our stand-alone home loan centers in those areas, ongoing volcanic eruptions on the island of Hawai'i and catastrophic wildfires currently burning in California, Washington and Oregon. While the impact of these recent natural disasters on our business do not appear to be material at this time, our mortgage banking operations in areas impacted by these and future disasters could experience an adverse financial impact due to office closures, customers who as a result of their losses may not be able to meet their loan commitments in a timely manner, a reduction in housing inventory due to loss caused by natural disaster and negative impacts to the local economy as it seeks to recover from these disasters.

Each of our primary markets are located in geographic regions that are at a risk for earthquakes, wildfires, volcanic eruptions, floods, mudslides and other natural disasters. In the event future catastrophic events impact our major markets, our operations and financial results may be adversely impacted.

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

We originate a substantial portion of our single family mortgage loans for sale to government-sponsored enterprises (“GSE”) such as Fannie Mae, Freddie Mac and Ginnie Mae.  Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale.  For example, following passage by Congress of bill S.2551 in May 2018, a few of our VA-qualified loans we had originated for sale to Ginnie Mae were deemed to be ineligible for sale to Ginnie Mae under the revised terms of that entity’s program.  As a result, we will have to find a different way to sell these loans and may not be able to do so on the terms or in the time frame that we expected.   Such changes are difficult to predict, and can have a negative impact on our cash flow and results of operations.

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

We completed four whole-bank acquisitions and acquired eight stand-alone branches between September 2013 and June 30, 2018, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

In addition, we may choose to issue additional common stock for future acquisitions, or we may instead choose to pay the consideration in cash or a combination of stock and cash. Any issuances of stock relating to an acquisition may have a dilutive effect on earnings per share, book value per share or the percentage ownership of existing shareholders depending on the value of the assets or entity acquired. Alternatively, the use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.

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

While a desire to purchase single family real estate remains strong in our primary markets, as is evidenced by a continued demand from customers for mortgage loan applications and pre-approvals, new and resale home availability in those markets has not kept pace with demand. Driven by sustained job and population growth, Redfin.com reported the median days on market in the Seattle metropolitan area for a home was seven as compared to the national average of 36. Similarly, the Portland and San Francisco metropolitan area markets reported a median of 11 and 14 days on the market, respectively. Moreover, Redfin.com reported the inventory levels of homes was also constrained as measured by Months of Supply with the Seattle metropolitan area having 1.2 months of supply as compared to the national average of 2.5 months of supply, and Portland and San Francisco having 2.0 and 1.3 months, respectively. There has been no indication that there will be any near-term meaningful change in this imbalance.

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

Asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities, including advances from the FHLB which typically carry a rate based on 30-day LIBOR and interest payable on our deposits, tend to be more sensitive to short term rates while our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of readjustment. As a result, a flattening of the yield curve is likely to have a negative impact on our net interest income.

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

The Federal Reserve is responsible for regulating the supply of money in the United States, and as a result its monetary policies strongly influence our costs of funds for lending and investing as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. Changes in interest rates may increase our cost of capital or decrease the income we receive from interest bearing assets, and asymmetrical changes in short term and long-term interest rates may result in a more rapid increase in the costs related to interest-bearing liabilities such as FHLB advances and interest-bearing deposit accounts without a correlated increase in the income from interest-bearing assets which are typically more sensitive to long-term interest rates. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities, mortgage servicing rights, or MSRs and derivative instruments used to hedge against changes in the value of our MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the Federal Reserve Board’s policies and cannot predict when changes are expected or what the magnitude of such changes may be.

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

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered "well-capitalized". The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to MSRs and deferred tax assets. While federal banking regulators have proposed a rule change that would increase the amount of MSRs that could be included in ratio calculations, there can be no assurance that the proposed rule will be adopted in its current form or at all. For more on these regulatory requirements and how they apply to the Company and the Bank, see “Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements” in our Annual Report on Form 10-K. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single family loans sold to Fannie Mae and Freddie Mac. We valued these single family MSRs at $245.7 million at June 30, 2018. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which changes, among other things, the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, available for sale and held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 also requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis and eliminate the probable initial recognition in current U.S. GAAP and reflect the current estimate of all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, an allowance for expected credit losses will be recorded as an adjustment to the cost basis of the asset. Subsequent changes in estimated cash flows would be recorded as an adjustment to the allowance and through the statement of income. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security's cost basis. The amendments in this ASU will be effective for us beginning on January 1, 2020. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-

temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively. We are currently evaluating the provisions of this ASU to determine the impact and developing appropriate systems to prepare for compliance with this new standard, however, we expect the new standard could have a material impact on the Company's consolidated financial statements.

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

Recently passed legislation in the European Union (the General Data Protection Regulation, or GDPR) and in California (the California Privacy Act) may increase the burden and cost of compliance specifically in the realm of consumer data privacy. We are still evaluating the potential impact of these new regulations on our business and do not yet know exactly what the impact may be, but anticipate that there will be at least some added cost and burden as a result of these measures. In addition, other federal, state or local governments may try to implement similar legislation, which could result in different privacy standards for different geographical regions, which could require significantly more resources for compliance.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1†	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights dated June 29, 2018, between HomeStreet Bank and Matrix Financial Services Corporation, filed herewith

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS(2)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document
† Portions of this document have been redacted pending a determination by the Commission as to whether such portions shall be subject to confidential treatment.

(1)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Statements of Financial Condition (unaudited) as of June 30, 2018 and December 31, 2017, (iii) the Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2018 and 2017, and Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 3, 2018.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)