Form 10-Q
period 2018-09-30
HomeStreet, Inc.
filed 2018-11-02
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
Commission file number: 001-35424
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of outstanding shares of the registrant's common stock as of October 31, 2018 was 26,991,909.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents (including interest-earning instruments of $35,763 and $30,268)	$59,006	$72,718
Investment securities (includes $831,102 and $846,268 carried at fair value)	903,685	904,304
Loans held for sale (includes $350,948 and $577,313 carried at fair value)	404,440	610,902
Loans held for investment (net of allowance for loan losses of $40,438 and $37,847; includes $4,089 and $5,477 carried at fair value)	5,026,301	4,506,466
Mortgage servicing rights (includes $263,622 and $258,560 carried at fair value)	291,759	284,653
Other real estate owned	751	664
Federal Home Loan Bank stock, at cost	40,732	46,639
Premises and equipment, net	95,737	104,654
Goodwill	22,564	22,564
Other assets	184,107	188,477
Total assets	$7,029,082	$6,742,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,155,042	$4,760,952
Federal Home Loan Bank advances	816,591	979,201
Accounts payable and other liabilities	162,252	172,234
Federal funds purchased and securities sold under agreements to repurchase	55,000	—
Long-term debt	125,415	125,274
Total liabilities	6,314,300	6,037,661
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,989,742 shares and 26,888,288 shares	511	511
Additional paid-in capital	341,606	339,009
Retained earnings	396,782	371,982
Accumulated other comprehensive loss	(24,117)	(7,122)
Total shareholders' equity	714,782	704,380
Total liabilities and shareholders' equity	$7,029,082	$6,742,041

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2018	2017	2018	2017

Interest income:
Loans	$63,905	$56,547	$181,250	$157,251
Investment securities	5,580	5,264	16,666	16,315
Other	188	170	620	431
	69,673	61,981	198,536	173,997
Interest expense:
Deposits	11,286	6,020	28,636	17,510
Federal Home Loan Bank advances	4,720	3,405	13,138	8,174
Federal funds purchased and securities sold under agreements to repurchase	83	—	139	5
Long-term debt	1,695	1,520	4,941	4,513
Other	245	196	575	436
	18,029	11,141	47,429	30,638
Net interest income	51,644	50,840	151,107	143,359
Provision for credit losses	750	250	2,500	750
Net interest income after provision for credit losses	50,894	50,590	148,607	142,609
Noninterest income:
Net gain on loan origination and sale activities	44,571	71,010	149,939	197,199
Loan servicing income	7,828	8,282	22,434	26,285
Income from WMS Series LLC	4	166	315	757
Depositor and other retail banking fees	2,038	1,839	5,936	5,306
Insurance agency commissions	588	535	1,658	1,432
(Loss) gain on sale of investment securities available for sale, net	(4)	331	234	888
Other	3,083	1,721	7,812	7,486
	58,108	83,884	188,328	239,353
Noninterest expense:
Salaries and related costs	60,335	75,374	196,153	223,072
General and administrative	14,009	16,147	43,300	49,147
Amortization of core deposit intangibles	406	470	1,219	1,477
Legal	1,111	352	2,680	662
Consulting	539	914	2,174	2,743
Federal Deposit Insurance Corporation assessments	942	791	2,950	2,312
Occupancy	8,442	12,391	31,575	29,480
Information services	8,809	8,760	25,967	24,580
Net cost (benefit) from operation and sale of other real estate owned	2	(502)	(89)	(658)
	94,595	114,697	305,929	332,815
Income before income taxes	14,407	19,777	31,006	49,147
Income tax expense	2,572	5,938	6,206	15,116
NET INCOME	$11,835	$13,839	$24,800	$34,031

Basic income per share	$0.44	$0.51	$0.92	$1.27
Diluted income per share	$0.44	$0.51	$0.91	$1.26
Basic weighted average number of shares outstanding	26,985,425	26,883,392	26,963,260	26,857,006
Diluted weighted average number of shares outstanding	27,181,688	27,089,040	27,165,672	27,077,032

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net income	$11,835	$13,839	$24,800	$34,031
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding (loss) gain arising during the period, net of tax (benefit) expense of $(1,169) and $665 for the three months ended September 30, 2018 and 2017, and $(4,469), and $3,552 for the nine months ended September 30, 2018 and 2017, respectively	(4,399)	1,236	(16,811)	6,597
Reclassification adjustment for net losses (gains) included in net income, net of tax (benefit) expense of zero and $116 for the three months ended September 30, 2018 and 2017, and $49 and $311 for the nine months ended September 30, 2018 and 2017, respectively	4	(215)	(184)	(577)
Other comprehensive (loss) income	(4,395)	1,021	(16,995)	6,020
Comprehensive income	$7,440	$14,860	$7,805	$40,051

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 1, 2017	26,800,183	$511	$336,149	$303,036	$(10,412)	$629,284
Net income	—	—	—	34,031	—	34,031
Share-based compensation expense	—	—	1,884	—	—	1,884
Common stock issued	84,219	—	250	—	—	250
Other comprehensive income	—	—	—	—	6,020	6,020
Balance, September 30, 2017	26,884,402	$511	$338,283	$337,067	$(4,392)	$671,469

Balance, January 1, 2018	26,888,288	$511	$339,009	$371,982	$(7,122)	$704,380
Net income	—	—	—	24,800	—	24,800
Share-based compensation expense	—	—	2,236	—	—	2,236
Common stock issued	101,454	—	361	—	—	361
Other comprehensive loss	—	—	—	—	(16,995)	(16,995)
Balance, September 30, 2018	26,989,742	$511	$341,606	$396,782	$(24,117)	$714,782

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,800	$34,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	18,671	16,765
Provision for credit losses	2,500	750
Net fair value adjustment and gain on sale of loans held for sale	(71,098)	(170,209)
Fair value adjustment of loans held for investment	35	(1,056)
Origination of mortgage servicing rights	(50,551)	(56,067)
Change in fair value of mortgage servicing rights	(28,243)	31,916
Net gain on sale of investment securities	(234)	(888)
Net gain on sale of loans originated as held for investment	(169)	(2,161)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(92)	(504)
Loss on disposal of fixed assets	303	157
Loss on lease abandonment	6,073	4,450
Net deferred income tax expense	4,372	11,513
Share-based compensation expense	2,528	2,129
Origination of loans held for sale	(4,850,098)	(5,789,638)
Proceeds from sale of loans originated as held for sale	5,175,266	5,889,561
Changes in operating assets and liabilities:
Decrease in accounts receivable and other assets	4,986	11,660
Decrease in accounts payable and other liabilities	(10,250)	(13,769)
Net cash provided by (used in) operating activities	228,799	(31,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(147,134)	(296,843)
Proceeds from sale of investment securities	38,465	342,461
Principal repayments and maturities of investment securities	82,432	81,156
Proceeds from sale of other real estate owned	460	3,211
Proceeds from sale of loans originated as held for investment	319,004	140,642
Proceeds from sale of mortgage servicing rights	65,318	—
Mortgage servicing rights purchased from others	—	(565)
Capital expenditures related to other real estate owned	—	(57)
Origination of loans held for investment and principal repayments, net	(887,449)	(695,199)
Proceeds from sale of property and equipment	467	—
Purchase of property and equipment	(7,056)	(35,771)
Net cash acquired from acquisitions	—	19,285
Net cash used in investing activities	(535,493)	(441,680)

	Nine Months Ended September 30,
(in thousands)	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$393,916	$219,332
Proceeds from Federal Home Loan Bank advances	9,077,500	7,557,200
Repayment of Federal Home Loan Bank advances	(9,240,000)	(7,290,200)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	1,733,700	351,618
Repayment of federal funds purchased and securities sold under agreements to repurchase	(1,678,700)	(351,618)
Proceeds from line of credit draws	30,000	—
Repayment of line of credit draws	(30,000)
Proceeds from Federal Home Loan Bank stock repurchase	151,771	131,603
Purchase of Federal Home Loan Bank stock	(145,864)	(143,742)
Proceeds from stock issuance, net	69	11
Payments from equity raise	—	(46)
Net cash provided by financing activities	292,392	474,158
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,302)	1,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	73,909	56,378
Cash, cash equivalents and restricted cash, end of period	59,607	57,496
Less restricted cash included in other assets	(601)	(2,446)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,006	$55,050
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$47,007	$29,347
Federal and state income taxes refunded, net	193	23,382
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	455	1,125
Loans transferred from held for investment to held for sale	423,504	246,664
Loans transferred from held for sale to held for investment	57,061	41,686
Ginnie Mae loans recognized with the right to repurchase, net	415	493
Receivable from sale of mortgage servicing rights	3,414	—

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

Recent Accounting Developments

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU No.2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). The update does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This standard shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date to more closely align interest income recorded on bonds held at a premium with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company has determined the provisions of this guidance will not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current U.S. GAAP requires an “incurred loss” methodology for recognizing credit losses that delay recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that has the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment model in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still evaluating the effects this ASU will have on the Company’s consolidated financial statements. The Company has formed an internal committee to oversee the project. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses; however, management is still assessing the magnitude of the increase and its impact on the Company's consolidated financial statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities classified as available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the provisions of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company expects to elect the transition option provided in ASU No. 2018-11 (see above), the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with original terms of twelve months or less). The Company will likely elect the hindsight practical expedient, which allows entities to reassess their assumptions used when determining lease term and impairment of right-of-use assets. The Company has facility and equipment lease agreements which are currently being accounted for as operating leases and therefore not being recognized on the Company’s consolidated statement of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of financial condition, along with the Company’s regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company is nearing completion of its effort to compile a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company is implementing new software to aid in the transition. The current estimated impact of implementing this ASU at January 1, 2019 is an increase in right-of-use assets ranging between $150.0 million to $175.0 million and an associated increase in lease liabilities on our consolidated statement of financial condition. This estimate is subject to revision as we approach the implementation date of January 1, 2019.

NOTE 2–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	At September 30, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$116,523	$—	$(6,229)	$110,294
Commercial	35,351	—	(1,052)	34,299
Municipal bonds	384,230	513	(12,161)	372,582
Collateralized mortgage obligations:
Residential	167,393	—	(8,097)	159,296
Commercial	116,671	30	(3,316)	113,385
Corporate debt securities	22,308	2	(1,051)	21,259
U.S. Treasury securities	11,207	—	(537)	10,670
Agency debentures	9,872	—	(555)	9,317
	$863,555	$545	$(32,998)	$831,102

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,337	$—	$(379)	$10,958
Commercial	17,387	—	(553)	16,834
Collateralized mortgage obligations	16,472	6	(109)	16,369
Municipal bonds	27,294	108	(601)	26,801
Corporate debt securities	94	—	—	94
	$72,584	$114	$(1,642)	$71,056

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$133,654	$4	$(3,568)	$130,090
Commercial	24,024	8	(338)	23,694
Municipal bonds	389,117	2,978	(3,643)	388,452
Collateralized mortgage obligations:
Residential	164,502	3	(4,081)	160,424
Commercial	100,001	9	(1,441)	98,569
Corporate debt securities	25,146	67	(476)	24,737
U.S. Treasury securities	10,899	—	(247)	10,652
Agency debentures	9,861	—	(211)	9,650
	$857,204	$3,069	$(14,005)	$846,268

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,062	$35	$(99)	$11,998
Commercial	21,015	75	(161)	20,929
Collateralized mortgage obligations	3,439	—	—	3,439
Municipal bonds	21,423	339	(97)	21,665
Corporate debt securities	97	—	—	97
	$58,036	$449	$(357)	$58,128

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Federal National Mortgage Association ("Fannie Mae"), Government National Mortgage Association ("Ginnie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2018 and December 31, 2017, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services (“S&P”) or Moody’s Investors Services (“Moody’s”). As of September 30, 2018 and December 31, 2017, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(151)	$4,665	$(6,078)	$105,148	$(6,229)	$109,813
Commercial	(517)	21,504	(535)	12,795	(1,052)	34,299
Municipal bonds	(4,309)	175,456	(7,852)	162,506	(12,161)	337,962
Collateralized mortgage obligations:
Residential	(1,228)	49,619	(6,869)	109,677	(8,097)	159,296
Commercial	(1,488)	58,535	(1,828)	44,308	(3,316)	102,843
Corporate debt securities	(162)	8,637	(889)	12,394	(1,051)	21,031
U.S. Treasury securities	—	—	(537)	9,374	(537)	9,374
Agency debentures	—	—	(555)	9,317	(555)	9,317
	$(7,855)	$318,416	$(25,143)	$465,519	$(32,998)	$783,935

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(135)	$4,591	$(244)	$4,066	$(379)	$8,657
Commercial	(168)	7,740	(385)	9,095	(553)	16,835
Collateralized mortgage obligations	(109)	12,954	—	—	(109)	12,954
Municipal bonds	(297)	11,468	(304)	9,079	(601)	20,547
	$(709)	$36,753	$(933)	$22,240	$(1,642)	$58,993

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(182)	$18,020	$(3,386)	$110,878	$(3,568)	$128,898
Commercial	(113)	15,265	(225)	6,748	(338)	22,013
Municipal bonds	(760)	105,415	(2,883)	134,103	(3,643)	239,518
Collateralized mortgage obligations:
Residential	(612)	53,721	(3,469)	104,555	(4,081)	158,276
Commercial	(538)	57,236	(903)	35,225	(1,441)	92,461
Corporate debt securities	(15)	5,272	(461)	13,365	(476)	18,637
U.S. Treasury securities	(3)	997	(244)	9,655	(247)	10,652
Agency debentures	(211)	9,650	$—	—	(211)	9,650
	$(2,434)	$265,576	$(11,571)	$414,529	$(14,005)	$680,105

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(13)	$2,662	$(86)	$4,452	$(99)	$7,114
Commercial	(161)	15,900	—	—	(161)	15,900
Collateralized mortgage obligations	—	3,439	—	—	—	3,439
Municipal bonds	(3)	2,185	(94)	9,465	(97)	11,650
	$(177)	$24,186	$(180)	$13,917	$(357)	$38,103

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2018 and December 31, 2017. In addition, as of September 30, 2018 and December 31, 2017, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At September 30, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,333	1.60%	$102,961	2.05%	$110,294	2.02%
Commercial	—	—	12,759	2.14	17,984	2.86	3,556	2.84	34,299	2.59
Municipal bonds	1,195	2.50	13,264	2.25	33,448	2.77	324,675	3.36	372,582	3.27
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	159,296	2.30	159,296	2.30
Commercial	—	—	9,203	2.30	24,511	2.78	79,671	2.32	113,385	2.41
Agency debentures	—	—	—	—	9,317	2.18	—	—	9,317	2.18
Corporate debt securities	1,006	2.11	3,982	2.97	13,801	3.34	2,470	3.68	21,259	3.26
U.S. Treasury securities	—	—	1,295	2.80	9,375	1.17	—	—	10,670	1.84
Total available for sale	$2,201	2.32%	$40,503	2.23%	$115,769	2.64%	$672,629	2.78%	$831,102	2.73%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$10,958	2.84%	$10,958	2.84%
Commercial	—	—	10,177	2.43	6,657	2.58	—	—	16,834	2.49
Collateralized mortgage obligations	—	—	8,030	3.57	—	—	8,339	2.78	16,369	3.17
Municipal bonds	—	—	1,785	2.83	5,572	2.24	19,444	3.20	26,801	2.97
Corporate debt securities	—	—	—	—	—	—	94	6.00	94	6.00
Total held to maturity	$—	—%	$19,992	2.92%	$12,229	2.43%	$38,835	3.02%	$71,056	2.88%

	At December 31, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,914	1.63%	$121,176	1.97%	$130,090	1.94%
Commercial	—	—	15,356	2.07	4,558	2.03	3,780	2.98	23,694	2.21
Municipal bonds	641	2.64	24,456	3.10	39,883	3.25	323,472	3.81	388,452	3.71
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	160,424	2.10	160,424	2.10
Commercial	—	—	12,550	2.09	21,837	2.38	64,182	2.13	98,569	2.18
Agency debentures	—	—	—	—	9,650	2.26	—	—	9,650	2.26
Corporate debt securities	1,048	2.11	6,527	2.80	11,033	3.49	6,129	3.57	24,737	3.27
U.S. Treasury securities	997	1.22	—	—	9,655	1.76	—	—	10,652	1.71
Total available for sale	$2,686	1.90%	$58,889	2.58%	$105,530	2.67%	$679,163	2.90%	$846,268	2.85%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,998	2.93%	$11,998	2.93%
Commercial	—	—	6,577	2.15	14,352	2.71	—	—	20,929	2.53
Collateralized mortgage obligations	—	—	—	—	—	—	3,439	1.90	3,439	1.90
Municipal bonds	—	—	1,846	3.35	4,630	2.57	15,189	3.50	21,665	3.28
Corporate debt securities	—	—	—	—	—	—	97	6.00	97	6.00
Total held to maturity	$—	—%	$8,423	2.41%	$18,982	2.68%	$30,723	3.10%	$58,128	2.86%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Proceeds	$16,233	$27,827	$38,465	$342,461
Gross gains	39	331	300	907
Gross losses	(43)	—	(66)	(19)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At September 30, 2018	At December 31, 2017

Federal Home Loan Bank to secure borrowings	$100,857	$425,866
Washington and California State to secure public deposits	128,533	118,828
Securities pledged to secure derivatives in a liability position	14,585	7,308
Other securities pledged	3,904	6,089
Total securities pledged as collateral	$247,879	$558,091

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at September 30, 2018 and December 31, 2017.

Tax-exempt interest income on securities totaled $2.0 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, and $6.2 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

(in thousands)	At September 30, 2018	At December 31, 2017

Consumer loans
Single family(1)	$1,418,140	$1,381,366
Home equity and other	540,960	453,489
Total consumer loans	1,959,100	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	667,429	622,782
Multifamily	893,105	728,037
Construction/land development	790,622	687,631
Total commercial real estate loans	2,351,156	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	420,724	391,613
Commercial business	314,852	264,709
Total commercial and industrial loans	735,576	656,322
Loans held for investment before deferred fees, costs and allowance	5,045,832	4,529,627
Net deferred loan fees and costs	20,907	14,686
	5,066,739	4,544,313
Allowance for loan losses	(40,438)	(37,847)
Total loans held for investment	$5,026,301	$4,506,466

(1)
Includes $4.1 million and $5.5 million at September 30, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $2.29 billion and $1.81 billion at September 30, 2018 and December 31, 2017, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $515.4 million and $663.8 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the single family loan class within the states of Washington and California, which represented 13.4% and 10.4% of the total portfolio, respectively. In addition, at September 30, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the multifamily loan class within the state of California, which represented 10.6% of the total portfolio. At December 31, 2017, we had concentrations representing 10% or more of the total portfolio by state and property type for the single family loan class within the states of Washington and California, which represented 15.0% and 10.9% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2018. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses. The allowance for unfunded commitments was $1.4 million at September 30, 2018, compared to $1.1 million at September 30, 2017.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, within our 2017 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Allowance for credit losses (roll-forward):
Beginning balance	$40,982	$37,470	$39,116	$35,264
Provision for credit losses	750	250	2,500	750
Recoveries (charge-offs), net	122	475	238	2,181
Ending balance	$41,854	$38,195	$41,854	$38,195

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,594	$(43)	$2	$(46)	$8,507
Home equity and other	7,346	(107)	102	205	7,546
Total consumer loans	15,940	(150)	104	159	16,053
Commercial real estate loans
Non-owner occupied commercial real estate	4,764	—	—	249	5,013
Multifamily	5,017	—	—	608	5,625
Construction/land development	9,205	—	170	(94)	9,281
Total commercial real estate loans	18,986	—	170	763	19,919
Commercial and industrial loans
Owner occupied commercial real estate	3,032	—	—	111	3,143
Commercial business	3,024	(10)	8	(283)	2,739
Total commercial and industrial loans	6,056	(10)	8	(172)	5,882
Total allowance for credit losses	$40,982	$(160)	$282	$750	$41,854

	Three Months Ended September 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,288	$—	$2	$791	$9,081
Home equity and other	6,856	(72)	428	(219)	6,993
Total consumer loans	15,144	(72)	430	572	16,074
Commercial real estate loans
Non-owner occupied commercial real estate	4,916	—	—	147	5,063
Multifamily	4,059	—	—	(3)	4,056
Construction/land development	8,226	—	172	(451)	7,947
Total commercial real estate loans	17,201	—	172	(307)	17,066
Commercial and industrial loans
Owner occupied commercial real estate	2,539	—	—	(101)	2,438
Commercial business	2,586	(201)	146	86	2,617
Total commercial and industrial loans	5,125	(201)	146	(15)	5,055
Total allowance for credit losses	$37,470	$(273)	$748	$250	$38,195

	Nine Months Ended September 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,412	$(43)	$284	$(1,146)	$8,507
Home equity and other	7,081	(349)	325	489	7,546
	16,493	(392)	609	(657)	16,053
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	258	5,013
Multifamily	3,895	—	—	1,730	5,625
Construction/land development	8,677	—	513	91	9,281
Total commercial real estate loans	17,327	—	513	2,079	19,919
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	183	3,143
Commercial business	2,336	(663)	171	895	2,739
Total commercial and industrial loans	5,296	(663)	171	1,078	5,882
Total allowance for credit losses	$39,116	$(1,055)	$1,293	$2,500	$41,854

	Nine Months Ended September 30, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance
Consumer loans
Single family	$8,196	$(2)	$1,018	$(131)	$9,081
Home equity and other	6,153	(583)	781	642	6,993
	14,349	(585)	1,799	511	16,074
Commercial real estate loans
Non-owner occupied commercial real estate	4,481	—	—	582	5,063
Multifamily	3,086	—	—	970	4,056
Construction/land development	8,553	—	606	(1,212)	7,947
Total commercial real estate loans	16,120	—	606	340	17,066
Commercial and industrial loans
Owner occupied commercial real estate	2,199	—	—	239	2,438
Commercial business	2,596	(217)	578	(340)	2,617
	4,795	(217)	578	(101)	5,055
Total allowance for credit losses	$35,264	$(802)	$2,983	$750	$38,195

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,431	$76	$8,507	$1,348,103	$65,961	$1,414,064
Home equity and other	7,503	43	7,546	539,695	1,252	540,947
Total consumer loans	15,934	119	16,053	1,887,798	67,213	1,955,011
Commercial loans
Non-owner occupied commercial real estate	5,013	—	5,013	667,429	—	667,429
Multifamily	5,625	—	5,625	892,610	495	893,105
Construction/land development	9,281	—	9,281	789,932	690	790,622
Total commercial real estate loans	19,919	—	19,919	2,349,971	1,185	2,351,156
Commercial and industrial loans
Owner occupied commercial real estate	3,143	—	3,143	419,485	1,239	420,724
Commercial business	2,544	195	2,739	313,088	1,764	314,852
Total commercial and industrial loans	5,687	195	5,882	732,573	3,003	735,576
Total loans evaluated for impairment	41,540	314	41,854	4,970,342	71,401	5,041,743
Loans held for investment carried at fair value	—	—	—	—	—	4,089	(1)
Total loans held for investment	$41,540	$314	$41,854	$4,970,342	$71,401	$5,045,832

	At December 31, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,188	$224	$9,412	$1,300,939	$74,967	$1,375,906
Home equity and other	7,036	45	7,081	452,182	1,290	453,472
Total consumer loans	16,224	269	16,493	1,753,121	76,257	1,829,378
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	4,755	622,782	—	622,782
Multifamily	3,895	—	3,895	727,228	809	728,037
Construction/land development	8,677	—	8,677	687,177	454	687,631
Total commercial real estate loans	17,327	—	17,327	2,037,187	1,263	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	2,960	388,624	2,989	391,613
Commercial business	2,316	20	2,336	261,603	3,106	264,709
Total commercial and industrial loans	5,276	20	5,296	650,227	6,095	656,322
Total loans evaluated for impairment	38,827	289	39,116	4,440,535	83,615	4,524,150
Loans held for investment carried at fair value	—	—	—	5,246	231	5,477	(1)
Total loans held for investment	$38,827	$289	$39,116	$4,445,781	$83,846	$4,529,627

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans
The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$64,399	$65,190	$—
Home equity and other	754	779	—
Total consumer loans	65,153	65,969	—
Commercial real estate loans
Multifamily	495	495	—
Construction/land development	690	690	—
Total commercial real estate loans	1,185	1,185	—
Commercial and industrial loans
Owner occupied commercial real estate	1,239	1,555	—
Commercial business	1,534	2,172	—
Total commercial and industrial loans	2,773	3,727	—
	$69,111	$70,881	$—
With an allowance recorded:
Consumer loans
Single family	$1,562	$1,630	$76
Home equity and other	498	498	43
Total consumer loans	2,060	2,128	119
Commercial and industrial loans
Commercial business	230	920	195
Total commercial and industrial loans	230	920	195
	$2,290	$3,048	$314
Total:
Consumer loans
Single family(3)	$65,961	$66,820	$76
Home equity and other	1,252	1,277	43
Total consumer loans	67,213	68,097	119
Commercial real estate loans
Multifamily	495	495	—
Construction/land development	690	690	—
Total commercial and industrial loans	1,185	1,185	—
Commercial and industrial loans
Owner occupied commercial real estate	1,239	1,555	—
Commercial business	1,764	3,092	195
Total commercial and industrial loans	3,003	4,647	195
Total impaired loans	$71,401	$73,929	$314

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $64.2 million in single family performing trouble debt restructurings ("TDRs").

	At December 31, 2017
(in thousands)	Recorded investment (1)		Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$71,264	(4)	$72,424	$—
Home equity and other	782		807	—
Total consumer loans	72,046		73,231	—
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	2,398		3,094	—
Total commercial and industrial loans	5,387		6,382	—
	$78,696		$80,904	$—
With an allowance recorded:
Consumer loans
Single family	$3,934		$4,025	$224
Home equity and other	508		508	45
Total consumer loans	4,442		4,533	269
Commercial and industrial loans
Commercial business	708		755	20
Total commercial and industrial loans	708		755	20
	$5,150		$5,288	$289
Total:
Consumer loans
Single family(3)	$75,198		$76,449	$224
Home equity and other	1,290		1,315	45
Total consumer loans	76,488		77,764	269
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	3,106		3,849	20
Total commercial and industrial loans	6,095		7,137	20
Total impaired loans	$83,846		$86,192	$289

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $69.6 million in single family performing TDRs.

(4)	Includes $231 thousand of fair value option loans.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$66,754	$653	$81,770	$738
Home equity and other	1,256	20	1,501	19
Total consumer loans	68,010	673	83,271	757
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	584	—
Multifamily	640	6	825	6
Construction/land development	677	6	1,015	21
Total commercial real estate loans	1,317	12	2,424	27
Commercial and industrial loans
Owner occupied commercial real estate	1,250	19	2,376	33
Commercial business	1,895	28	2,045	30
Total commercial and industrial loans	3,145	47	4,421	63
	$72,472	$732	$90,116	$847

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$69,384	$1,963	$81,889	$2,278
Home equity and other	1,267	58	1,475	62
Total consumer loans	70,651	2,021	83,364	2,340
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	904	—
Multifamily	722	18	833	18
Construction/land development	600	17	1,277	68
Total commercial real estate loans	1,322	35	3,014	86
Commercial and industrial loans
Owner occupied commercial real estate	2,085	74	2,542	129
Commercial business	2,420	94	2,579	113
Total commercial and industrial loans	4,505	168	5,121	242
	$76,478	$2,224	$91,499	$2,668

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At September 30, 2018
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,396,810	(1)	$4,468	$10,026	$6,836	$1,418,140
Home equity and other	539,215		194	391	1,160	540,960
	1,936,025		4,662	10,417	7,996	1,959,100
Commercial real estate loans
Non-owner occupied commercial real estate	655,767		3,152	7,700	810	667,429
Multifamily	888,968		3,642	495	—	893,105
Construction/land development	762,298		16,547	6,960	4,817	790,622
	2,307,033		23,341	15,155	5,627	2,351,156
Commercial and industrial loans
Owner occupied commercial real estate	386,458		20,240	13,178	848	420,724
Commercial business	282,798		14,643	16,308	1,103	314,852
	669,256		34,883	29,486	1,951	735,576
	$4,912,314		$62,886	$55,058	$15,574	$5,045,832

(1)
Includes $4.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of September 30, 2018 and December 31, 2017, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2017 Annual Report on Form 10-K.

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
The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At September 30, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,155	$6,919	$45,997	$62,071	$1,356,069	(1)	$1,418,140	$39,161	(2)
Home equity and other	494	90	1,160	1,744	539,216		540,960	—
	9,649	7,009	47,157	63,815	1,895,285		1,959,100	39,161
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	667,429		667,429	—
Multifamily	—	—	—	—	893,105		893,105	—
Construction/land development	—	—	74	74	790,548		790,622	—
	—	—	74	74	2,351,082		2,351,156	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	384	384	420,340		420,724	—
Commercial business	—	—	1,184	1,184	313,668		314,852	—
	—	—	1,568	1,568	734,008		735,576	—
	$9,649	$7,009	$48,799	$65,457	$4,980,375		$5,045,832	$39,161

	At December 31, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$10,493	$4,437	$48,262	$63,192	$1,318,174	(1)	$1,381,366	$37,171	(2)
Home equity and other	750	20	1,404	2,174	451,315		453,489	—
	11,243	4,457	49,666	65,366	1,769,489		1,834,855	37,171
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	622,782		622,782	—
Multifamily	—	—	302	302	727,735		728,037	—
Construction/land development	641	—	78	719	686,912		687,631	—
	641	—	380	1,021	2,037,429		2,038,450	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	640	640	390,973		391,613	—
Commercial business	377	—	1,526	1,903	262,806		264,709	—
	377	—	2,166	2,543	653,779		656,322	—
	$12,261	$4,457	$52,212	$68,930	$4,460,697		$4,529,627	$37,171

(1)
Includes $4.1 million and $5.5 million of loans at September 30, 2018 and December 31, 2017, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At September 30, 2018
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,411,304	(1)	$6,836	$1,418,140
Home equity and other	539,800		1,160	540,960
	1,951,104		7,996	1,959,100
Commercial real estate loans
Non-owner occupied commercial real estate	667,429		—	667,429
Multifamily	893,105		—	893,105
Construction/land development	790,548		74	790,622
	2,351,082		74	2,351,156
Commercial and industrial loans
Owner occupied commercial real estate	420,340		384	420,724
Commercial business	313,668		1,184	314,852
	734,008		1,568	735,576
	$5,036,194		$9,638	$5,045,832

	At December 31, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,370,275	(1)	$11,091	$1,381,366
Home equity and other	452,085		1,404	453,489
	1,822,360		12,495	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	622,782		—	622,782
Multifamily	727,735		302	728,037
Construction/land development	687,553		78	687,631
	2,038,070		380	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	390,973		640	391,613
Commercial business	263,183		1,526	264,709
	654,156		2,166	656,322
	$4,514,586		$15,041	$4,529,627

(1)
Includes $4.1 million and $5.5 million of loans at September 30, 2018 and December 31, 2017, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended September 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	2	$374	$—
	Payment restructure	42	8,854	—
Total consumer
	Interest rate reduction	2	374	—
	Payment restructure	42	8,854	—
		44	9,228	—
Total loans
	Interest rate reduction	2	374	—
	Payment restructure	42	8,854	—
		44	$9,228	$—

	Three Months Ended September 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	9	$1,914	$—
	Payment restructure	29	5,911	—
Total consumer
	Interest rate reduction	9	1,914	—
	Payment restructure	29	5,911	—
		38	7,825	—
Total loans
	Interest rate reduction	9	1,914	—
	Payment restructure	29	5,911	—
		38	$7,825	$—

	Nine Months Ended September 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	15	$2,836	$—
	Payment restructure	106	22,784	—
Total consumer
	Interest rate reduction	15	2,836	—
	Payment restructure	106	22,784	—
		121	25,620	—
Commercial real estate loans
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial and industrial
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	15	2,836	—
	Payment restructure	108	23,051	—
		123	$25,887	$—

	Nine Months Ended September 30, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	48	$8,834	$—
	Payment restructure	71	14,803	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	48	8,834	—
	Payment restructure	73	15,154	—
		121	23,988	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	436	—
Total commercial real estate		1	436	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	18	—
Total commercial and industrial
	Payment restructure	1	18	—
Total loans
	Interest rate reduction	48	8,834	—
	Payment restructure	75	15,608	—
		123	$24,442	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2018 and 2017, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2018		2017
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$988	8	$1,743

	Nine Months Ended September 30,
	2018		2017
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	18	$3,267	16	$3,395

NOTE 4–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2018	At December 31, 2017

Noninterest-bearing accounts	$983,761	$980,902
NOW accounts, 0.00% to 1.00% at September 30, 2018 and 0.00% to 1.98% at December 31, 2017	442,158	461,349
Statement savings accounts, due on demand, 0.05% to 1.13% at September 30, 2018 and December 31, 2017	272,949	293,858
Money market accounts, due on demand, 0.00% to 2.18% at September 30, 2018 and 0.00% to 1.80% at December 31, 2017	1,907,782	1,834,154
Certificates of deposit, 0.10% to 3.80% at September 30, 2018 and 0.05% to 3.80% at December 31, 2017	1,548,392	1,190,689
	$5,155,042	$4,760,952

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

NOW accounts	$416	$500	$1,286	$1,480
Statement savings accounts	197	256	643	761
Money market accounts	4,481	2,089	12,003	6,254
Certificates of deposit	6,192	3,175	14,704	9,015
	$11,286	$6,020	$28,636	$17,510

The weighted-average interest rates on certificates of deposit were 1.71% and 1.12% at September 30, 2018 and December 31, 2017, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At September 30, 2018

Within one year	$1,226,457
One to two years	256,183
Two to three years	35,158
Three to four years	13,164
Four to five years	17,184
Thereafter	246
$1,548,392

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2018 and December 31, 2017 were $85.2 million and $88.8 million, respectively. There were $759.7 million and $345.5 million of brokered deposits at September 30, 2018 and December 31, 2017, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at September 30, 2018 or December 31, 2017. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 2, Investment Securities, for further information on securities collateral pledged. At September 30, 2018 and December 31, 2017, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2017 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,227,392	$3,335	$(1,238)
Interest rate swaptions	30,000	253	—
Interest rate lock and purchase loan commitments	434,127	10,482	(85)
Interest rate swaps	1,261,050	9,912	(39,342)
Eurodollar futures	4,695,000	—	(167)
Total derivatives before netting	$7,647,569	23,982	(40,832)
Netting adjustment/Cash collateral (1)		(8,699)	36,339
Carrying value on consolidated statements of financial condition		$15,283	$(4,493)

(1)
Includes cash collateral of $27.6 million at September 30, 2018 as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

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

The following tables present gross and net information about derivative instruments.

	At September 30, 2018
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$23,982	$(8,699)	$15,283	$—	$15,283
Derivative liabilities	(40,832)	36,339	(4,493)	4,471	(22)

	At December 31, 2017
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral(1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$26,432	$(6,646)	$19,786	$—	$19,786
Derivative liabilities	(25,225)	23,505	(1,720)	1,213	(507)

(1)
Includes cash collateral of $27.6 million and $16.9 million at September 30, 2018 and December 31, 2017, respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Recognized in noninterest income:
Net (loss) gain on loan origination and sale activities (1)	$(4,760)	$(9,180)	$12,322	$(20,788)
Loan servicing (loss) income (2)	(9,446)	2,807	(52,611)	12,060
	$(14,206)	$(6,373)	$(40,289)	$(8,728)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions, Eurodollar futures and forward contracts used as an economic hedge of single family MSRs.

NOTE 6–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2018	At December 31, 2017

Single family	$350,949	$577,313
Multifamily DUS® (1)	5,176	29,651
Small Business Administration ("SBA")	9,618	3,938
CRE-Non-DUS® (1)(2)	38,697	—
Total loans held for sale	$404,440	$610,902

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

Loans sold proceeds consisted of the following.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018		2017	2018		2017

Single family	$1,724,697	(1)	$1,956,129	$5,043,769	(1)	$5,504,366
Multifamily DUS® (2)	93,281		102,075	180,878		214,236
SBA	3,025		11,318	10,339		22,485
CRE-Non-DUS® (2)	61,562		114,175	176,212		140,889
Total loans sold	$1,882,565		$2,183,697	$5,411,198		$5,881,976

(1)	Includes proceeds of $34.5 million and $173.1 million in single family loans originated as held for investment during the three and nine months ended September 30, 2018.

(2)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Single family:
Servicing value and secondary market gains(1)	34,945	$56,657	124,554	$164,548
Loan origination and funding fees	5,433	7,356	17,036	19,960
Total single family	40,378	64,013	141,590	184,508
Multifamily DUS®	3,104	4,152	5,863	8,785
SBA	99	1,056	696	1,974
CRE-Non-DUS® (2)	990	1,789	1,790	1,932
Total gain on loan origination and sale activities	$44,571	$71,010	$149,939	$197,199

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

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At September 30, 2018	At December 31, 2017

Single family
U.S. government and agency	$19,211,119	$22,123,710
Other	593,144	507,437
	19,804,263	22,631,147
Commercial
Multifamily DUS®	1,442,727	1,311,399
Other	83,308	79,797
	1,526,035	1,391,196
Total loans serviced for others	$21,330,298	$24,022,343

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Balance, beginning of period	$2,504	$2,990	$3,015	$3,382
Additions (reductions), net of adjustments(1)	643	(338)	1,248	(370)
Realized losses (2)	(273)	(148)	(1,389)	(508)
Balance, end of period	$2,874	$2,504	$2,874	$2,504

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.3 million and $5.3 million were recorded in other assets as of September 30, 2018 and December 31, 2017, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the loan on its consolidated statement of financial condition. At September 30, 2018 and December 31, 2017, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $39.8 million and $39.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018		2017

Servicing income, net:
Servicing fees and other	$15,046	$16,480	$51,882		$48,636
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,300)	(9,167)	(26,570)		(26,596)
Amortization of multifamily and SBA MSRs	(1,034)	(811)	(3,147)		(2,503)
	5,712	6,502	22,165		19,537
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	11,562	(1,027)	52,880	(3)	(5,312)
Net (loss) gain from derivatives economically hedging MSR	(9,446)	2,807	(52,611)		12,060
	2,116	1,780	269		6,748
Loan servicing income	$7,828	$8,282	$22,434		$26,285

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $573 thousand, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the quarter ended June 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2018	2017	2018	2017

Constant prepayment rate ("CPR") (2)	17.19%	13.24%	15.54%	13.34%
Discount rate (3)	10.29%	10.28%	10.27%	10.29%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2018

Fair value of single family MSR	$263,622
Expected weighted-average life (in years)	6.81
Constant prepayment rate (1)	10.71%
Impact on fair value of 25 basis points adverse change in interest rates	$(12,801)
Impact on fair value of 50 basis points adverse change in interest rates	$(27,461)
Discount rate	10.40%
Impact on fair value of 100 basis points increase	$(9,811)
Impact on fair value of 200 basis points increase	$(18,936)

(1)	Represents the expected lifetime average.

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

On June 29, 2018, the Company successfully closed the sale of the rights to service $4.90 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, representing 21.1% of HomeStreet’s total single family mortgage loans serviced for others portfolio as of March 31, 2018. The sale resulted in a $573 thousand pre-tax increase in mortgage servicing income during the quarter. The Company finalized the servicing transfer for these loans in Q3 2018.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018		2017

Beginning balance	$245,744	$236,621	$258,560		$226,113
Additions and amortization:
Originations	14,525	17,679	45,551		49,345
Purchases	—	—	—		565
Sale of single family MSRs	(12)	—	(66,901)		—
Changes due to modeled amortization(1)	(8,300)	(9,167)	(26,570)		(26,596)
Net additions and amortization	6,213	8,512	(47,920)		23,314
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	11,665	(1,027)	52,982	(3)	(5,321)
Ending balance	$263,622	$244,106	$263,622		$244,106

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $573 thousand, net of brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the second quarter of 2018.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Beginning balance	$26,460	$21,600	$26,093	$19,747
Origination	2,657	3,177	5,000	6,722
Amortization	(981)	(811)	(2,957)	(2,503)
Ending balance	$28,136	$23,966	$28,136	$23,966

At September 30, 2018, the expected weighted-average remaining life of the Company’s multifamily MSRs was 7.33 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2018

Remainder of 2018	$978
2019	3,861
2020	3,792
2021	3,592
2022	3,282
2023 and thereafter	12,631
Carrying value of multifamily MSR	$28,136

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at September 30, 2018 and December 31, 2017 was $39.3 million and $56.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $638.8 million and $706.7 million at September 30, 2018 and December 31, 2017, respectively. Unused home equity and commercial banking funding lines totaled $610.4 million and $456.1 million at September 30, 2018 and December 31, 2017, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.4 million and $1.3 million at September 30, 2018 and December 31, 2017, respectively.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2018 and December 31, 2017, the total unpaid principal balance of loans sold under this program was $1.44 billion and $1.31 billion, respectively. The Company’s reserve liability related to this arrangement totaled $2.3 million and $2.0 million at September 30, 2018 and December 31, 2017, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2018 and 2017.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $19.89 billion and $22.71 billion as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.9 million and $3.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2018, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of September 30, 2018.

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
Carried at lower of amortized cost or fair value. Estimated fair value classified as Level 2.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Loans held for investment
Loans held for investment, excluding collateral dependent loans and loans transferred from held for sale	Fair value is based on discounted cash flows, which considers the following inputs: • Exit price • Expected prepayment speeds • Estimated credit losses • Market liquidity adjustments	For the carrying value of loans see Note 1–Summary of Significant Accounting Policies of the 2017 Annual Report on Form 10-K. Estimated fair value classified as Level 3.
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
      •     Bulk discounts applied for sales costs, holding costs and profit for tract development and certain other properties

Carried at lower of amortized cost or fair value of collateral, less the estimated cost to sell.

Classified as a Level 3 nonrecurring fair value measurement in periods where carrying value is adjusted to reflect the fair value of collateral.

Loans held for investment transferred from loans held for sale	Fair value is based on discounted cash flows, which considers the following inputs: • Exit price • Expected prepayment speeds • Estimated credit losses • Market liquidity adjustments	Level 3 recurring fair value measurement.
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

When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs including:

•       Forward interest rates

•       Interest rate volatilities
Level 2 recurring fair value measurement.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Interest rate lock and purchase loan commitments	The fair value considers several factors including: • Fair value of the underlying loan based on quoted prices in the secondary market, when available. • Value of servicing • Fall-out factor	Level 3 recurring fair value measurement.
Other real estate owned (“OREO”)	Fair value is based on appraised value of collateral, less the estimated cost to sell. See discussion of "loans held for investment, collateral dependent" above for further information on appraisals.	Carried at lower of amortized cost or fair value of collateral (Level 3), less the estimated cost to sell.
Federal Home Loan Bank stock	Carrying value approximates fair value as FHLB stock can only be purchased or redeemed at par value.	Carried at par value. Estimated fair value classified as Level 2.
Deposits

Time deposits	Fair value is estimated using discounted cash flows based on market rates currently offered for deposits of similar remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal Home Loan Bank advances	Fair value is estimated using discounted cash flows based on rates currently available for advances with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.
Federal funds purchased and securities sold under agreements to repurchase	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Estimated fair value classified as Level 1.
Other borrowings (Line of Credit)	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Estimated fair value classified as Level 1.
Long-term debt	Fair value is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.	Carried at historical cost. Estimated fair value classified as Level 2.

The following table presents the levels of the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at September 30, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$110,294	$—	$110,294	$—
Commercial	34,299	—	34,299	—
Municipal bonds	372,582	—	372,582	—
Collateralized mortgage obligations:
Residential	159,295	—	159,295	—
Commercial	113,385	—	113,385	—
Corporate debt securities	21,259	—	21,259	—
U.S. Treasury securities	10,670	—	10,670	—
Agency debentures	9,317	—	9,317	—
Single family mortgage servicing rights	263,622	—	—	$263,622
Single family loans held for sale	350,948	—	349,155	1,793
Single family loans held for investment	4,089	—	—	4,089
Derivatives
Forward sale commitments	3,335	—	3,335	—
Interest rate swaptions	253	—	253	—
Interest rate lock and purchase loan commitments	10,482	—	—	10,482
Interest rate swaps	9,912	—	9,912	—
Total assets	$1,473,742	$—	$1,193,756	$279,986
Liabilities:
Derivatives
Eurodollar futures	$167	$167	$—	$—
Forward sale commitments	1,238	$—	$1,238	$—
Interest rate lock and purchase loan commitments	85	—	—	85
Interest rate swaps	39,342	—	39,342	—
Total liabilities	$40,832	$167	$40,580	$85

(in thousands)	Fair Value at December 31, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$130,090	$—	$130,090	$—
Commercial	23,694	—	23,694	—
Municipal bonds	388,452	—	388,452	—
Collateralized mortgage obligations:
Residential	160,424	—	160,424	—
Commercial	98,569	—	98,569	—
Corporate debt securities	24,737	—	24,737	—
U.S. Treasury securities	10,652	—	10,652	—
Agency debentures	9,650	—	9,650	—
Single family mortgage servicing rights	258,560	—	—	258,560
Single family loans held for sale	577,313	—	575,977	1,336
Single family loans held for investment	5,477	—	—	5,477
Derivatives
Forward sale commitments	1,311	—	1,311	—
Interest rate lock and purchase loan commitments	12,950	—	—	12,950
Interest rate swaps	12,172	—	12,172	—
Total assets	$1,714,051	$—	$1,435,728	$278,323
Liabilities:
Derivatives
Eurodollar futures	$101	$101	$—	$—
Forward sale commitments	1,445	—	1,445	—
Interest rate lock and purchase loan commitments	25	—	—	25
Interest rate swaps	23,654	—	23,654	—
Total liabilities	$25,225	$101	$25,099	$25

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2018 and 2017.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2018 and 2017, see Note 6, Mortgage Banking Operations of this Form 10-Q.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.1 million at September 30, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At September 30, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,089	Income approach	Implied spread to benchmark interest rate curve	3.41%	5.22%	4.00%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,477	Income approach	Implied spread to benchmark interest rate curve	3.61%	4.96%	4.10%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At September 30, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,793	Income approach	Implied spread to benchmark interest rate curve	4.61%	5.26%	4.76%
			Market price movement from comparable bond	(0.61)%	(0.51)%	(0.56)%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,336	Income approach	Implied spread to benchmark interest rate curve	3.93%	3.93%	3.93%
			Market price movement from comparable bond	(0.38)%	(0.10)%	(0.24)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Beginning balance, net	$16,866	$22,283	$12,925	$19,219
Total realized/unrealized gains	26,527	36,779	77,607	106,365
Settlements	(32,996)	(38,060)	(80,135)	(104,582)
Ending balance, net	$10,397	$21,002	$10,397	$21,002

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Three Months Ended September 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,823	$—	$—	$—	$(30)	$1,793
Loans held for investment	4,178	—	—	(2)	(86)	4,090

	Three Months Ended September 30, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$29,259	$93	$(303)	$(28,913)	$(45)	$91
Loans held for investment	5,134	127	303	—	(18)	5,546

	Nine Months Ended September 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$2,601	$—	$(1,998)	$(146)	$1,793
Loans held for investment	5,477	—	—	(1,116)	(271)	4,090

	Nine Months Ended September 30, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$41,810	$3,088	$12,797	$(58,396)	$792	$91
Loans held for investment	17,988	127	(12,272)	(480)	183	5,546

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At September 30, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$10,397	Income approach	Fall-out factor	0.40%	59.54%	19.66%
			Value of servicing	0.70%	1.79%	1.13%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$12,925	Income approach	Fall-out factor	0.00%	58.38%	12.05%
			Value of servicing	0.69%	1.73%	1.09%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the nine months ended September 30, 2018, the Company recorded an adjustment of 8.0% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate and recorded 7% adjustments during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company recorded adjustments ranging from 7.10% to 100% of the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended September 30, 2018 the Company applied a stated value adjustment of 30.0%. During the nine months ended September 30, 2018, the Company applied a range of stated value adjustments of 25.0% to 100.0%, with a weighted average of 56.0%. During the three months ended September 30, 2017, the Company applied a range of stated value adjustments of 42.2% to 100.0%, with a weighted average of 54.8%. During the nine months ended September 30, 2017, the Company applied a range of stated value adjustments of 0.0% to 100.0%, with a weighted average of 44.8%. During the three and nine months ended September 30, 2018 and 2017, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2018 and 2017 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended September 30, 2018
(in thousands)	Fair Value of Assets Held at September 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$1,213	$—	$—	$1,213	$(68)

	At or for the Three Months Ended September 30, 2017
(in thousands)	Fair Value of Assets Held at September 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,286	$—	$—	$2,286	$(467)
Other real estate owned(2)	5,521	—	—	5,521	(33)
Total	$7,807	$—	$—	$7,807	$(500)

	At or for the Nine Months Ended September 30, 2018
(in thousands)	Fair Value of Assets Held at September 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$1,213	$—	$—	$1,213	$(212)

	At or for the Nine Months Ended September 30, 2017
(in thousands)	Fair Value of Assets Held at September 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment(1)	$2,286	$—	$—	$2,286	$(348)
Other real estate owned(2)	5,521	—	—	5,521	(33)
Total	$7,807	$—	$—	$7,807	$(381)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

(2)	Represents other real estate owned where an updated fair value of collateral is used to adjust the carrying amount subsequent to the initial classification as other real estate owned.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$59,006	$59,006	$59,006	$—	$—
Investment securities held to maturity	72,584	71,059	—	71,059	—
Loans held for investment	5,022,212	4,978,257	—	—	4,978,257
Loans held for sale – transferred from held for investment	38,697	38,697	—	—	38,697
Loans held for sale – multifamily and other	14,746	14,746	—	14,746	—
Mortgage servicing rights – multifamily	28,137	30,819	—	—	30,819
Federal Home Loan Bank stock	40,732	40,732	—	40,732	—
Liabilities:
Time deposits	$1,547,913	$1,540,839	$—	$1,540,839	$—
Federal Home Loan Bank advances	816,591	818,273	—	818,273	—
Federal funds purchased and securities sold under agreements to repurchase	55,000	55,048	55,048	—	—
Long-term debt	125,415	98,050	—	98,050	—

	At December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,718	$72,718	$72,718	$—	$—
Investment securities held to maturity	58,036	58,128	—	58,128	—
Loans held for investment	4,500,989	4,497,884	—	—	4,497,884
Loans held for sale – multifamily and other	33,589	33,589	—	33,589	—
Mortgage servicing rights – multifamily	26,093	28,362	—	—	28,362
Federal Home Loan Bank stock	46,639	46,639	—	46,639	—
Liabilities:
Time deposits (1)	$1,190,689	$1,186,126	$—	$1,186,126	$—
Federal Home Loan Bank advances	979,201	981,441	—	981,441	—
Long-term debt	125,274	108,530	—	108,530	—
(1) Prior year presentation has changed due to the January 1, 2018 adoption of ASU 2016-01.

NOTE 9–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017

Net income	$11,835	$13,839	$24,800	$34,031
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,985,425	26,883,392	26,963,260	26,857,006
Dilutive effect of outstanding common stock equivalents (1)	196,263	205,648	202,412	220,026
Diluted weighted-average number of common stock outstanding	27,181,688	27,089,040	27,165,672	27,077,032
Earnings per share:
Basic earnings per share	$0.44	$0.51	$0.92	$1.27
Diluted earnings per share	$0.44	$0.51	$0.91	$1.26

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2018 and 2017 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero at September 30, 2018 and 912 at September 30, 2017.

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

Financial highlights by operating segment were as follows.

	At or for the Three Months Ended September 30, 2018
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$3,783	$47,861	$51,644
Provision for credit losses	—	750	750
Noninterest income	47,457	10,651	58,108
Noninterest expense	56,782	37,813	94,595
(Loss) income before income taxes	(5,542)	19,949	14,407
Income tax (benefit) expense	(810)	3,382	2,572
Net (loss) income	$(4,732)	$16,567	$11,835
Total assets	$641,960	$6,387,122	$7,029,082

	At or for the Three Months Ended September 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$5,526	$45,314	$50,840
Provision for credit losses	—	250	250
Noninterest income	71,922	11,962	83,884
Noninterest expense	77,537	37,160	114,697
(Loss) income before income taxes	(89)	19,866	19,777
Income tax expense	34	5,904	5,938
Net (loss) income	$(123)	$13,962	$13,839
Total assets	$1,032,510	$5,763,836	$6,796,346

	At or for the Nine Months Ended September 30, 2018
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$10,053	$141,054	$151,107
Provision for credit losses	—	2,500	2,500
Noninterest income	162,177	26,151	188,328
Noninterest expense	190,560	115,369	305,929
(Loss) income before income taxes	(18,330)	49,336	31,006
Income tax (benefit) expense	(4,456)	10,662	6,206
Net (loss) income	$(13,874)	$38,674	$24,800
Total assets	$641,960	$6,387,122	$7,029,082

	At or for the Nine Months Ended September 30, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$14,693	$128,666	$143,359
Provision for credit losses	—	750	750
Noninterest income	209,690	29,663	239,353
Noninterest expense	222,554	110,261	332,815
Income before income taxes	1,829	47,318	49,147
Income tax expense	498	14,618	15,116
Net income	$1,331	$32,700	$34,031
Total assets	$1,032,510	$5,763,836	$6,796,346

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Beginning balance	$(19,722)	$(5,413)	$(7,122)	$(10,412)
Other comprehensive (loss) income before reclassifications	(4,399)	1,236	(16,811)	6,597
Amounts reclassified from accumulated other comprehensive income (loss)	4	(215)	(184)	(577)
Net current-period other comprehensive (loss) income	(4,395)	1,021	(16,995)	6,020
Ending balance	$(24,117)	$(4,392)	$(24,117)	$(4,392)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

(Loss) gain on sale of investment securities available for sale	$(4)	$331	$234	$888
Income tax (benefit) expense	—	116	50	311
Total, net of tax	$(4)	$215	$184	$577

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

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-termed in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the nine months ended September 30, 2018, in scope revenue streams were approximately 2.3% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

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
In June 2018, the Company implemented another restructuring plan in the Mortgage Banking segment to further reduce operating costs and improve profitability. In the third quarter of 2018, we recorded additional $471 thousand in restructuring charges related to this event.
Restructuring charges consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for the applicable period.
The following tables summarize the restructuring charges, the restructuring costs paid or settled during the first three and nine months of 2018 and the Company's net remaining liability balance at September 30, 2018 and 2017.

	2018			2017
At and for the three months ended September 30	Facilities-related costs	Personnel-related costs	Total	Facilities-related costs	Personnel-related costs	Total
(in thousands)
Beginning balance	$4,209	$439	$4,648	$—	$71	$71
Restructuring costs	456	15	471	3,332	545	3,877
Costs paid or otherwise settled	(1,409)	(400)	(1,809)	(1,279)	(180)	(1,459)
Ending balance	$3,256	$54	$3,310	$2,053	$436	$2,489

	2018			2017
At and for the nine months ended September 30	Facilities-related costs	Personnel-related costs	Total	Facilities-related costs	Personnel-related costs	Total
(in thousands)
Beginning balance	$1,386	$—	$1,386	$—	$—	$—
Restructuring costs	6,619	454	7,073	3,332	649	3,981
Costs paid or otherwise settled	(4,749)	(400)	(5,149)	(1,279)	(213)	(1,492)
Ending balance	$3,256	$54	$3,310	$2,053	$436	$2,489

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Income statement data (for the period ended):
Net interest income	$51,644	$51,003	$48,460	$51,079	$50,840	$151,107	$143,359
Provision for credit losses	750	1,000	750	—	250	2,500	750
Noninterest income	58,108	69,389	60,831	72,801	83,884	188,328	239,353
Noninterest expense	94,595	110,565	100,769	106,838	114,697	305,929	332,815
Income before income taxes	14,407	8,827	7,772	17,042	19,777	31,006	49,147
Income tax expense (benefit)	2,572	1,728	1,906	(17,873)	5,938	6,206	15,116
Net income	$11,835	$7,099	$5,866	$34,915	$13,839	$24,800	$34,031
Basic income per common share	$0.44	$0.26	$0.22	$1.30	$0.51	$0.92	$1.27
Diluted income per common share	$0.44	$0.26	$0.22	$1.29	$0.51	$0.91	$1.26
Common shares outstanding	26,989,742	26,978,229	26,972,074	26,888,288	26,884,402	26,989,742	26,884,402
Weighted average number of shares outstanding:
Basic	26,985,425	26,976,892	26,927,464	26,887,611	26,883,392	26,963,260	26,857,006
Diluted	27,181,688	27,156,329	27,159,000	27,136,977	27,089,040	27,165,672	27,077,032
Shareholders' equity per share	$26.48	$26.19	$25.99	$26.20	$24.98	$26.48	$24.98
Financial position (at period end):
Cash and cash equivalents	$59,006	$176,218	$66,289	$72,718	$55,050	$59,006	$55,050
Investment securities	903,685	907,457	915,483	904,304	919,459	903,685	919,459
Loans held for sale	404,440	568,514	500,533	610,902	851,126	404,440	851,126
Loans held for investment, net	5,026,301	4,883,310	4,758,261	4,506,466	4,313,225	5,026,301	4,313,225
Loan servicing rights	291,759	272,205	320,105	284,653	268,072	291,759	268,072
Other real estate owned	751	752	297	664	3,704	751	3,704
Total assets	7,029,082	7,163,877	6,924,056	6,742,041	6,796,346	7,029,082	6,796,346
Deposits	5,155,042	5,120,285	5,048,996	4,760,952	4,670,486	5,155,042	4,670,486
Federal Home Loan Bank advances	816,591	1,008,613	851,657	979,201	1,135,245	816,591	1,135,245
Federal funds purchased and securities sold under agreements to repurchase	55,000	—	25,000	—	—	55,000	—
Shareholders' equity	$714,782	$706,459	$700,963	$704,380	$671,469	$714,782	$671,469
Financial position (averages):
Investment securities	$915,439	$911,678	$915,562	$929,995	$925,545	$916,685	$1,055,281
Loans held for investment	4,945,065	4,836,644	4,641,980	4,429,777	4,242,795	4,809,007	4,093,588
Total interest-earning assets	6,457,129	6,369,673	6,093,430	6,269,600	6,098,054	6,310,127	5,907,168
Total interest-bearing deposits	4,110,179	4,046,297	3,834,191	3,581,911	3,622,606	3,997,900	3,590,741
Federal Home Loan Bank advances	838,569	943,539	858,451	1,264,893	1,034,634	880,114	961,070
Federal funds purchased and securities sold under agreements to repurchase	15,192	5,253	7,333	8,828	272	9,288	2,015
Total interest-bearing liabilities	5,094,216	5,121,085	4,825,265	4,980,926	4,783,142	5,014,507	4,679,288
Shareholders’ equity	$760,446	$751,593	$717,742	$701,849	$683,186	$743,417	$667,124

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Financial performance:
Return on average shareholders' equity (1)	6.23%	3.78%	3.27%	19.90%	8.10%	4.45%	6.80%
Return on average assets	0.66%	0.40%	0.35%	2.03%	0.83%	0.47%	0.70%
Net interest margin (2)	3.20%	3.25%	3.25%	3.33%	3.40%	3.22%	3.31%
Efficiency ratio (3)	86.19%	91.84%	92.20%	86.24%	85.13%	90.13%	86.96%
Asset quality:
Allowance for credit losses	$41,854	$40,982	$40,446	$39,116	$38,195	$41,854	$38,195
Allowance for loan losses/total loans (4)	0.80%	0.80%	0.81%	0.83%	0.85%	0.80%	0.85%
Allowance for loan losses/nonaccrual loans	419.57%	409.97%	359.32%	251.63%	245.02%	419.57%	245.02%
Total nonaccrual loans (5)(6)	$9,638	$9,630	$10,879	$15,041	$15,123	$9,638	$15,123
Nonaccrual loans/total loans	0.19%	0.20%	0.23%	0.33%	0.35%	0.19%	0.35%
Other real estate owned	$751	$751	$297	$664	$3,704	$751	$3,704
Total nonperforming assets (6)	$10,389	$10,381	$11,176	$15,705	$18,827	$10,389	$18,827
Nonperforming assets/total assets	0.15%	0.14%	0.16%	0.23%	0.28%	0.15%	0.28%
Net (recoveries) charge-offs	$(122)	$464	$(580)	$(921)	$(475)	$(238)	$(2,181)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.70%	9.72%	9.58%	9.67%	9.86%	9.70%	9.86%
Common equity tier 1 risk-based capital (to risk-weighted assets)	13.26%	12.69%	12.30%	13.22%	12.88%	13.26%	12.88%
Tier 1 risk-based capital (to risk-weighted assets)	13.26%	12.69%	12.30%	13.22%	12.88%	13.26%	12.88%
Total risk-based capital (to risk-weighted assets)	14.15%	13.52%	13.09%	14.02%	13.65%	14.15%	13.65%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	9.17%	9.18%	9.08%	9.12%	9.33%	9.17%	9.33%
Tier 1 common equity risk-based capital (to risk-weighted assets)	10.84%	10.48%	9.26%	9.86%	9.77%	10.84%	9.77%
Tier 1 risk-based capital (to risk-weighted assets)	11.94%	11.56%	10.28%	10.92%	10.81%	11.94%	10.81%
Total risk-based capital (to risk-weighted assets)	12.82%	12.38%	10.97%	11.61%	11.48%	12.82%	11.48%

(1)	Net earnings available to common shareholders divided by average shareholders’ equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.84%, 0.85%, 0.87%, 0.90% and 0.93% at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.4 million, $1.4 million, $1.7 million, $1.9 million and $1.4 million of nonperforming loans guaranteed by the SBA at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

	At or for the Three Months Ended
(in thousands)	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017

SUPPLEMENTAL DATA:
Loans serviced for others:
Single family	$19,804,263	$19,073,176	$23,219,576	$22,631,147	$21,892,253
Multifamily DUS® (1)	1,442,727	1,357,929	1,323,937	1,311,399	1,213,459
Other	83,308	82,083	81,436	79,797	78,674
Total loans serviced for others	$21,330,298	$20,513,188	$24,624,949	$24,022,343	$23,184,386
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
At September 30, 2018, we had total assets of $7.03 billion, net loans held for investment of $5.03 billion, deposits of $5.16 billion and shareholders’ equity of $714.8 million.

During the third quarter of 2018, we continued to focus on improved performance in our overall operations. Reflecting our prior investment in growth and diversification, we had record net income in our Commercial and Consumer Banking segment in the third quarter of 2018 of $16.6 million. As of September 30, 2018, we had 30 retail branches in the Puget Sound area, 16 retail branches in Southern California and four retail branches in both Hawaii and Oregon. Our branch network is primarily located in the large metropolitan markets of the Western United States which promotes convenience for our customers and together with the growth of commercial and consumer account deposits at our existing branches, helps build our market share. During the quarter, we continued bolstering our technology, compliance and risk management capabilities. Meanwhile, our Mortgage Banking segment has continued to be challenged by a reduction in single family loan origination volume primarily due to an increase in interest rates that has in turn increased the cost of all mortgage types, in particular the volume of refinance mortgages as higher interest rates make such loans less competitive with existing mortgages. Single family purchase loan origination volume has also been impacted as higher interest rates can make home buying more expensive, which is further impacted by a lack of housing inventory in many of our primary markets that creates challenges for customers looking for suitable housing at affordable prices. Meanwhile, despite the downturn in the mortgage market overall, the number of our competitors has not been meaningfully reduced, which in turn creates negative pressure on our Mortgage Banking segment profit margin. The combination of these factors have led to increased competitive market pressures on pricing resulting in a reduction in gain on sale margins. As a result, we have taken steps to mitigate these changes including significant restructuring events in our mortgage and corporate operations and implementing other cost savings initiatives within the Company.

Despite these competitive pressures, we have been able to maintain a significant market share in mortgage banking in our Pacific Northwest markets, and expect mortgage banking to remain an important part of our overall strategy. However, the contraction in the total number of mortgage loans being originated in our markets has led us to focus on building an even more efficient operation, while retaining the ability to meet the origination and servicing needs of our mortgage lending customers.
Although our business has been historically focused heavily on single family mortgage banking, since our initial public offering in 2012 we have invested significantly in the growth of our Commercial and Consumer Banking business in part to offset the volatility of earnings typically experienced in residential mortgage banking operations. The growth of our Commercial and Consumer Banking operations that has resulted from that investment combined with the cost savings and increased efficiency realized by the restructuring events in our Mortgage Banking segment and corporate operations has been important in offsetting the impact to our overall financial results from the downturn in our Mortgage Banking segment over the past year.

1 DUS® is a registered trademark of Fannie Mae	66

While HomeStreet has grown at a significant rate in the six years since our initial public offering, management anticipates that our growth rate as a percentage of our assets and income going forward will be lower than prior periods, due in part to the increased scale of our business and the competitive state of our markets.

Management’s Overview of Third Quarter of 2018 Financial Performance

Results of Operations

Results for the third quarter of 2018 reflect the benefit of our investments in growth and diversification. We have continued to execute on our strategy of becoming a leading West Coast regional commercial bank through steady organic growth in our Commercial and Consumer Banking segment which resulted in an increase of loans held for investment of 2.9% in the quarter. At the same time, however, our mortgage business has continued to be impacted by higher interest rates, the reduction in our mortgage banking production personnel and the low supply of houses in our primary markets.

For the three and nine months ended September 30, 2018, net income was $11.8 million and $24.8 million, respectively, a decrease of $2.0 million or 14.5% and $9.2 million or 27.1% from $13.8 million and $34.0 million, respectively, from the three and nine months ended September 30, 2017. The decreases were primarily due to a decline in mortgage loan production substantially driven by an increase in interest rates which in turn has increased the cost of all mortgage types, particularly reducing the amount of refinance mortgages. The reduction in single family loan origination volume has also been compounded by a lack of housing inventory in many of our primary markets further reducing the amount of purchase mortgages. Additionally, these factors have led to increased competitive market pressures on pricing resulting in a reduction in gain on sale margins.
These decreases in net income have been partially offset by a reduction in noninterest expense as a result of our 2017 and 2018 cost saving initiatives.

As of September 30, 2018, we had 33 primary stand-alone home loan centers, seven primary commercial loan centers and 60 retail deposit branches. We also have one stand-alone insurance office.

Consolidated Financial Performance

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,		Percent Change
(in thousands, except per share data and ratios)	2018	2017		2018	2017

Selected statement of operations data
Total net revenue (1)	$109,752	$134,724	(19)%	$339,435	$382,712	(11)%
Total noninterest expense	94,595	114,697	(18)%	305,929	332,815	(8)%
Provision for credit losses	750	250	200%	2,500	750	233%
Income tax expense	2,572	5,938	(57)%	6,206	15,116	(59)%
Net income	$11,835	$13,839	(14)%	$24,800	$34,031	(27)%

Financial performance
Diluted income per share	$0.44	$0.51		$0.91	$1.26
Return on average common shareholders’ equity	6.23%	8.10%		4.45%	6.80%
Return on average assets	0.66%	0.83%		0.47%	0.70%
Net interest margin	3.20%	3.40%		3.22%	3.31%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income for the three and nine months ended September 30, 2018 was $16.6 million and $38.7 million, respectively, compared to $14.0 million and $32.7 million, respectively, for the three and nine months ended September 30, 2017. The increases were primarily due to an increase in net interest income from higher loans held for investment average balances and a reduction in our effective tax rate.

Commercial and Consumer Banking segment net interest income for the three and nine months ended September 30, 2018 was $47.9 million and $141.1 million, compared to $45.3 million and $128.7 million for the three and nine months ended September 30, 2017. The increases were primarily due to higher loans held for investment average balances.

Our provision for credit losses was $750 thousand and $2.5 million in the three and nine months ended September 30, 2018, respectively, compared to provision for credit losses of $250 thousand and $750 thousand, respectively in the three and nine months ended September 30, 2017. Net recoveries were $238 thousand in the first nine months of 2018 compared to net recoveries of $2.2 million in the first nine months of 2017. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.80% and 0.85% of loans held for investment at September 30, 2018 and September 30, 2017, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.84% of loans held for investment at September 30, 2018 compared to 0.93% at September 30, 2017. Nonperforming assets were $10.4 million, or 0.15% of total assets at September 30, 2018, compared to $18.8 million, or 0.28% of total assets at September 30, 2017.

Commercial and Consumer Banking segment noninterest expense was $37.8 million for the third quarter of 2018, an increase of $653 thousand, or 1.8%, from $37.2 million for the third quarter of 2017. For the nine months ended September 30, 2018 segment noninterest expense was $115.4 million, an increase of 4.6% from $110.3 million for the nine months ended September 30, 2017. The increase from the three months ended September 30, 2017 was primarily due to the cost of systems and technology investments to support our growth. The increase from the nine months ended September 30, 2017 was primarily due to higher costs from our expanding branch banking network, and increased information system costs and FDIC assessments. For the nine months ended September 30, 2018, we added four de novo retail deposit branches. From September 30, 2017, we decreased the segment's headcount by 4.8%, generally related to efficiencies derived in corporate support functions.

Mortgage Banking Segment Results

Mortgage Banking segment net loss for the three and nine months ended September 30, 2018 was $4.7 million and $13.9 million, respectively, compared to a net loss of $123 thousand and net income of $1.3 million, respectively, for the three and nine months ended September 30, 2017. The decreases in earnings were primarily due to lower mortgage production volume and a reduction in gain on sale margins. The decreases were partially offset by a decline in commission costs on lower closed loan volume and lower operating expenses from our cost savings initiatives in 2017 and 2018.

Mortgage Banking noninterest income for the three and nine months ended September 30, 2018 was $47.5 million and $162.2 million, respectively, compared to $71.9 million and $209.7 million, respectively, for the three and nine months ended September 30, 2017, primarily due to a 31.5% and 16.7% decrease in single family mortgage interest rate lock commitments, respectively, primarily the result of higher mortgage interest rates. The increase in interest rates has increased the cost of all mortgage types, particularly reducing the amount of refinance mortgages. The reduction in single family loan origination volume has also been compounded by a lack of housing inventory in many of our primary markets further reducing the amount of purchase mortgages. We decreased our mortgage production personnel by 25.9% at September 30, 2018 compared to September 30, 2017, primarily due to our 2017 and 2018 restructurings in our Mortgage Banking segment.

Mortgage Banking noninterest expense for the three and nine months ended September 30, 2018 was $56.8 million and $190.6 million, respectively, compared to $77.5 million and $222.6 million, respectively, for the three and nine months ended September 30, 2017, primarily due to decreased commissions on lower closed loan volume, as well as lower operating expenses due to our 2017 and 2018 cost savings initiatives. The decrease from the three months ended September 30, 2017 also includes lower restructuring charges. The decrease from the nine months ended September 30, 2017 was partially offset by higher restructuring charges in the nine months ended September 30, 2018 compared to the same period in 2017.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At September 30, 2018
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.17%	9.70%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	10.84%	13.26%
Tier 1 risk-based capital (to risk-weighted assets)	11.94%	13.26%
Total risk-based capital (to risk-weighted assets)	12.82%	14.15%

	At December 31, 2017
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.12%	9.67%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	9.86%	13.22%
Tier 1 risk-based capital (to risk-weighted assets)	10.92%	13.22%
Total risk-based capital (to risk-weighted assets)	11.61%	14.02%

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

	Three Months Ended September 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$66,127	$188	1.13%	$88,699	$171	0.76%
Investment securities	915,439	6,072	2.65%	925,545	6,286	2.72%
Loans held for sale	530,498	6,267	4.73%	841,015	8,586	4.08%
Loans held for investment	4,945,065	57,859	4.61%	4,242,795	48,168	4.50%
Total interest-earning assets	6,457,129	70,386	4.31%	6,098,054	63,211	4.12%
Noninterest-earning assets (2)	662,784			597,876
Total assets	$7,119,913			$6,695,930
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$427,777	$416	0.39%	$489,743	$500	0.40%
Savings accounts	279,325	198	0.28%	310,242	259	0.33%
Money market accounts	1,919,412	4,481	0.92%	1,588,366	2,072	0.52%
Certificate accounts	1,483,665	6,382	1.71%	1,234,255	3,381	1.09%
Total interest-bearing deposits	4,110,179	11,477	1.11%	3,622,606	6,212	0.68%
Federal Home Loan Bank advances	838,569	4,719	2.20%	1,034,634	3,404	1.31%
Federal funds purchased and securities sold under agreements to repurchase	15,192	83	2.13%	272	1	1.37%
Other borrowings	4,892	54	4.34%	380	3	3.52%
Long-term debt	125,384	1,695	5.37%	125,250	1,521	4.82%
Total interest-bearing liabilities	5,094,216	18,028	1.40%	4,783,142	11,141	0.92%
Noninterest-bearing liabilities	1,265,251			1,229,602
Total liabilities	6,359,467			6,012,744
Shareholders’ equity	760,446			683,186
Total liabilities and shareholders’ equity	$7,119,913			$6,695,930
Net interest income (3)		$52,358			$52,070
Net interest spread			2.91%			3.20%
Impact of noninterest-bearing sources			0.29%			0.20%
Net interest margin			3.20%			3.40%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $714 thousand and $1.2 million for the quarter ended September 30, 2018 and 2017, respectively. The estimated federal statutory tax rate was 21% and 35%, respectively, for the periods presented.

	Nine Months Ended September 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$77,228	$620	1.07%	$89,047	$432	0.65%
Investment securities	916,685	18,187	2.65%	1,055,281	19,350	2.46%
Loans held for sale	507,207	17,000	4.47%	669,252	20,259	4.04%
Loans held for investment	4,809,007	164,855	4.54%	4,093,588	137,355	4.46%
Total interest-earning assets	6,310,127	200,662	4.22%	5,907,168	177,396	4.00%
Noninterest-earning assets (2)	674,909			582,480
Total assets	$6,985,036			$6,489,648
Liabilities and shareholders’ equity:
Deposits:
Interest-bearing demand accounts	$438,039	$1,286	0.39%	$478,589	$1,480	0.41%
Savings accounts	288,146	645	0.30%	308,156	767	0.33%
Money market accounts	1,902,466	11,992	0.84%	1,576,459	6,200	0.52%
Certificate accounts	1,369,249	15,225	1.49%	1,227,537	9,484	1.03%
Total interest-bearing deposits	3,997,900	29,148	0.97%	3,590,741	17,931	0.67%
Federal Home Loan Bank advances	880,114	13,138	1.97%	961,070	8,174	1.13%
Federal funds purchased and securities sold under agreements to repurchase	9,288	139	1.97%	2,015	17	1.14%
Other borrowings	1,868	62	4.34%	256	3	1.19%
Long-term debt	125,337	4,941	5.24%	125,206	4,513	4.80%
Total interest-bearing liabilities	5,014,507	47,428	1.26%	4,679,288	30,638	0.87%
Noninterest-bearing liabilities	1,227,112			1,143,236
Total liabilities	6,241,619			5,822,524
Shareholders’ equity	743,417			667,124
Total liabilities and shareholders’ equity	$6,985,036			$6,489,648
Net interest income (3)		$153,234			$146,758
Net interest spread			2.97%			3.13%
Impact of noninterest-bearing sources			0.25%			0.18%
Net interest margin			3.22%			3.31%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.1 million and $3.4 million for the nine months ended September 30, 2018 and 2017 respectively. The estimated federal statutory tax rate was 21% and 35%, respectively, for the periods presented.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $319 thousand and $1.0 million for the three and nine months ended September 30, 2018, respectively, and $383 thousand and $1.2 million for the three and nine months ended September 30, 2017, respectively.

Net Income

For the three months ended September 30, 2018, net income was $11.8 million, a decrease of $2.0 million or 14.5% from $13.8 million for the same period in 2017. For the nine months ended September 30, 2018, net income was $24.8 million, a decrease of $9.2 million, or 27.1% from net income of $34.0 million for the same period in 2017. The decreases were primarily due to a decline in mortgage loan production primarily driven by the reduction in our sales force, higher interest rates and lack of housing inventory in our primary markets and a lower composite profit margin, partially offset by a reduction in noninterest expense as a result of our 2017 and 2018 cost saving initiatives and the reduction in our income tax rate. The decrease from the three months ended September 30, 2017 was partially offset by lower restructuring charges. The decrease from the nine months ended September 30, 2017 also included higher restructuring charges in the nine months ended September 30, 2018 compared to the same period in 2017.

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

Net interest income on a tax equivalent basis for the third quarter of 2018 was $52.4 million, an increase of $288 thousand, or 0.6%, from the third quarter of 2017. For the nine months ended September 30, 2018 net interest income on a tax equivalent basis was $153.2 million, an increase of $6.5 million, or 4.4% from $146.8 million for the same period in 2017. The increases from 2017 were primarily due to growth of loans held for investment. The net interest margin for the third quarter of 2018 decreased to 3.20% from 3.40% for the same period in 2017. For the nine months ended September 30, 2018 net interest margin decreased to 3.22% from 3.31% for the same period in 2017. The decreases from 2017 were primarily due to our cost of interest-bearing liabilities, which increased more rapidly than our yield on interest-earning assets. The flatness of the yield curve is adversely affecting our net interest margin because the cost of interest-bearing liabilities is increasing more quickly than the yield on our interest-earning assets.

For the three and nine months ended September 30, 2018, total average interest-earning assets increased $359.1 million, or 5.9% from the three months ended September 30, 2017 and increased $403.0 million, or 6.8% from the nine months ended September 30, 2017, primarily as a result of organic loan growth.

Total interest income of $70.4 million on a tax equivalent basis in the third quarter of 2018 increased $7.2 million, or 11.4%, from $63.2 million in the third quarter of 2017. For the nine months ended September 30, 2018 total interest income on a tax equivalent basis was $200.7 million, an increase of $23.3 million, or 13.1% from the nine months ended September 30, 2017. These increases were primarily the result of higher average balances of loans held for investment, which increased $702.3 million, or 16.6% and $715.4 million or 17.5% from the three and nine months ended September 30, 2017, respectively.

Total interest expense in the third quarter of 2018 increased $6.9 million, or 61.8% from $11.1 million in the third quarter of 2017. For the nine months ended September 30, 2018 total interest expense increased $16.8 million, or 54.8% from $30.6 million for the nine months ended September 30, 2017. The increases resulted from higher rates on interest-bearing deposits, FHLB advances and wholesale deposits including brokered CDs as market interest rates rise.

Provision for Credit Losses

We recorded a provision for credit losses of $750 thousand in the third quarter of 2018 compared to $250 thousand in the third quarter of 2017. The increase in the provision for credit losses from the third quarter of 2017 was primarily due to lower net recoveries during the quarter as compared to the same period in 2017. For the nine months ended September 30, 2018 we recorded a provision for credit losses of $2.5 million compared to $750 thousand for the nine months ended September 30, 2017, primarily due to lower net recoveries in the nine months ended September 30, 2018 as compared to the same period in 2017.

Nonaccrual loans were $9.6 million at September 30, 2018, a decrease of $5.4 million, or 35.9%, from $15.0 million at December 31, 2017. Nonaccrual loans as a percentage of total loans decreased to 0.19% at September 30, 2018 from 0.33% at December 31, 2017.

Net recoveries were $122 thousand in the third quarter of 2018 compared to net recoveries of $475 thousand in the third quarter of 2017. For the nine months ended September 30, 2018, net recoveries were $238 thousand compared to net recoveries of $2.2 million during the same period in 2017. For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Noninterest income
Gain on loan origination and sale activities (1)	$44,571	$71,010	$(26,439)	(37)%	$149,939	$197,199	$(47,260)	(24)%
Loan servicing income	7,828	8,282	(454)	(5)	22,434	26,285	(3,851)	(15)
Income from WMS Series LLC	4	166	(162)	(98)	315	757	(442)	(58)
Depositor and other retail banking fees	2,038	1,839	199	11	5,936	5,306	630	12
Insurance agency commissions	588	535	53	10	1,658	1,432	226	16
(Loss) gain on sale of investment securities available for sale	(4)	331	(335)	(101)	234	888	(654)	(74)
Other	3,083	1,721	1,362	79	7,812	7,486	326	4
Total noninterest income	$58,108	$83,884	$(25,776)	(31)%	$188,328	$239,353	$(51,025)	(21)%

(1)	Single family, multifamily and other commercial loan banking activities.

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decreases in noninterest income in the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to a decrease in mortgage production volume resulting in a decrease in gain on loan origination and sale activities in our Mortgage Banking segment as well as lower mortgage loan servicing income. In addition, increased competitive market pressures on pricing has resulted in a reduction in gain on sale margins. The decline in mortgage loan servicing income is primarily from the sale of a portion of our mortgage servicing rights in 2018.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Single family held for sale:
Servicing value and secondary market gains(1)	$34,945	$56,657	$(21,712)	(38)%	$124,554	$164,548	$(39,994)	(24)%
Loan origination and administrative fees	5,433	7,356	(1,923)	(26)	17,036	19,960	(2,924)	(15)
Total gain on single family held for sale	40,378	64,013	(23,635)	(37)	141,590	184,508	(42,918)	(23)
Multifamily DUS®	3,104	4,152	(1,048)	(25)	5,863	8,785	(2,922)	(33)
SBA	99	1,056	(957)	(91)	696	1,974	(1,278)	(65)
CRE Non-DUS®	990	1,789	(799)	(45)	1,790	1,932	(142)	(7)
Single Family	(43)	—	(43)	NM	(132)	—	(132)	NM
Gain on loan origination and sale activities	$44,528	$71,010	$(26,482)	(37)%	$149,807	$197,199	$(47,392)	(24)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

Single family production volumes related to loans designated for sale consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Single family mortgage interest rate lock commitments	$1,283,028	$1,872,645	$(589,617)	(31)%	$4,534,751	$5,445,694	$(910,943)	(17)%
Single family mortgage closed loan volume (1)	1,535,032	2,034,715	(499,683)	(25)%	4,727,317	5,666,895	(939,578)	(17)%

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

The decreases in gain on loan origination and sale activities in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily reflect increasing interest rates, a lower supply of new and resale housing inventory and our reduced mortgage banking network from our restructuring events.

We reduced the number of employees in the mortgage segment by 24.4% at September 30, 2018 compared to September 30, 2017, primarily due to our Mortgage Banking segment restructuring events in 2017 and 2018. At September 30, 2018, we had 381 mortgage production personnel employees compared to 514 employees at September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$298	$625	$853	$1,984
Other changes in estimated repurchase losses (2)	345	(963)	395	(2,354)
	$643	$(338)	$1,248	$(370)

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Loan servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2018	2017			2018		2017

Servicing income, net:
Servicing fees and other	$15,046	$16,480	$(1,434)	(9)%	$51,882		$48,636	$3,246	7%
Changes in fair value of single family MSRs due to amortization (1)	(8,300)	(9,167)	867	(9)	(26,570)		(26,596)	26	—
Amortization of multifamily and SBA MSRs	(1,034)	(811)	(223)	27	(3,147)		(2,503)	(644)	26
	5,712	6,502	(790)	(12)	22,165		19,537	2,628	13
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	11,562	(1,027)	12,589	NM	52,880	(3)	(5,312)	58,192	NM
Net (loss) gain from derivatives economically hedging MSRs	(9,446)	2,807	(12,253)	(437)	(52,611)		12,060	(64,671)	(536)
	2,116	1,780	336	19	269		6,748	(6,479)	(96)
Loan servicing income	$7,828	$8,282	$(454)	(5)%	$22,434		$26,285	$(3,851)	(15)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $573 thousand, net of transaction costs and prepayment reserves, resulting from the sale of single family MSRs during the nine months ended September 30, 2018.

The decrease in loan servicing income for the three months ended September 30, 2018 compared to the same period in 2017 was due to lower servicing fees. The lower servicing fees relate to lower average balances of loans serviced for others due to the sale of $4.90 billion in unpaid principal balance of mortgage servicing rights in the second quarter of 2018. The decrease in loan servicing income for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily related lower risk management results. The lower risk management results are primarily due to a flatter interest rate curve resulting in a lower carry on hedges. Risk management results fluctuate as market conditions change, including changes in interest rates. Mortgage servicing fees collected in the three and nine months ended September 30, 2018 decreased compared to the same periods in 2017 primarily as a result of the sale of mortgage servicing rights. Our loans serviced for others portfolio was $21.33 billion at September 30, 2018 compared to $24.02 billion at December 31, 2017 and $23.18 billion at September 30, 2017.

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

Income from WMS Series LLC decreased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to a reduction in mortgage production primarily due to an increase in interest rates over the prior year. The reduction in mortgage production has also been compounded by a lack of housing inventory in many of the markets served by WMS further reducing the amount of purchase mortgages.

Depositor and other retail banking fees for the three and nine months ended September 30, 2018 increased from the three and nine months ended September 30, 2017 primarily due to an increase in the number of transaction accounts from which we generate fee income.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Fees:
Monthly maintenance and deposit-related fees	$873	$781	$92	12%	$2,471	$2,241	$230	10%
Debit Card/ATM fees	1,094	995	99	10	3,260	2,905	355	12
Other fees	71	63	8	13	205	160	45	28
Total depositor and other retail banking fees	$2,038	$1,839	$199	11%	$5,936	$5,306	$630	12%

Noninterest Expense

Noninterest expense consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Noninterest expense
Salaries and related costs	$60,335	$75,374	$(15,039)	(20)%	$196,153	$223,072	$(26,919)	(12)%
General and administrative	14,009	16,147	(2,138)	(13)	43,300	49,147	(5,847)	(12)
Amortization of core deposit intangibles	406	470	(64)	(14)	1,219	1,477	(258)	(17)
Legal	1,111	352	759	216	2,680	662	2,018	305
Consulting	539	914	(375)	(41)	2,174	2,743	(569)	(21)
Federal Deposit Insurance Corporation assessments	942	791	151	19	2,950	2,312	638	28
Occupancy (1)	8,442	12,391	(3,949)	(32)	31,575	29,480	2,095	7
Information services	8,809	8,760	49	1	25,967	24,580	1,387	6
Net cost (benefit) of operation and sale of other real estate owned	2	(502)	504	(100)	(89)	(658)	569	(86)
Total noninterest expense	$94,595	$114,697	$(20,102)	(18)%	$305,929	$332,815	$(26,886)	(8)%

(1)
Includes pre-tax charges (recoveries) related to the Mortgage Banking restructuring activity of approximately $508 thousand, $3.3 million, $6.7 million and $3.3 million for the three months ended September 30, 2018and 2017 and for the nine months ended September 30, 2018 and 2017, respectively.

The decreases in noninterest expense in the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to decreased commissions on lower closed loan volume as well as other savings associated with reduced headcount, along with efficiencies in non-personnel costs in connection with our 2017 and 2018 cost saving initiatives. The decrease from the three months ended September 30, 2017 also relates to lower restructuring charges. The decrease from the nine months ended September 30, 2017 was partially offset by higher restructuring charges in the nine months ended September 30, 2018 compared to the same period in 2017.

Income Tax Expense

For the third quarter of 2018, income tax expense was $2.6 million compared to income tax expense of $5.9 million for the third quarter of 2017. For the nine months ended September 30, 2018, income tax expense was $6.2 million compared with an expense of $15.1 million for the nine months ended September 30, 2017.
Our effective income tax rate of 17.9% for the third quarter of 2018 differed from the Federal and state combined statutory tax rate of 23.5% primarily due to the impact of tax-exempt interest income. This was lower than our effective tax rate of 20.0% for the nine months ended September 30, 2018, due to the impact from our Q1 2018 discrete item related to prior period state net operating losses.

The reduction in our effective tax rate from the third quarter of 2017 of 30% was primarily the result of the 2017 Tax Cuts and Jobs Act (“Tax Act”) passed in December 2017, which lowered the Federal statutory tax rate to 21%.

Review of Financial Condition – Comparison of September 30, 2018 to December 31, 2017

Total assets were $7.03 billion at September 30, 2018 compared to $6.74 billion at December 31, 2017, an increase of $287.0 million, or 4%.

Cash and cash equivalents were $59.0 million at September 30, 2018 compared to $72.7 million at December 31, 2017, a decrease of $13.7 million, or 19%.

Investment securities were $903.7 million at September 30, 2018 compared to $904.3 million at December 31, 2017, a decrease of $619 thousand.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designate the vast majority of these securities as available for sale. We designated securities having a carrying value of $72.6 million at September 30, 2018 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At September 30, 2018		At December 31, 2017
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$110,294	13%	$130,090	15%
Commercial	34,299	4	23,694	3
Municipal bonds	372,582	45	388,452	46
Collateralized mortgage obligations:
Residential	159,295	19	160,424	19
Commercial	113,385	14	98,569	12
Corporate debt securities	21,260	3	24,737	3
U.S. Treasury securities	10,670	1	10,652	1
Agency debentures	9,317	1	9,650	1
Total investment securities available for sale	$831,102	100%	$846,268	100%

Loans held for sale were $404.4 million at September 30, 2018 compared to $610.9 million at December 31, 2017, a decrease of $206.5 million, or 34%. Loans held for sale primarily include single family residential loans, typically sold within 30 days of closing the loan. The decrease in the loans held for sale balance was primarily due to a decline in mortgage volume.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2018		At December 31, 2017
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,418,140	28%	$1,381,366	30%
Home equity and other	540,960	11	453,489	10
	1,959,100	39	1,834,855	40
Commercial real estate loans:
Non-owner occupied commercial real estate	667,429	13	622,782	14
Multifamily	893,105	18	728,037	16
Construction/ land development	790,622	16	687,631	15
	2,351,156	47	2,038,450	45
Commercial and industrial loans:
Owner occupied commercial real estate	420,724	8	391,613	9
Commercial business	314,852	6	264,709	6
	735,576	14	656,322	15
Total loans before allowance, net deferred loan fees and costs	5,045,832	100%	4,529,627	100%
Net deferred loan fees and costs	20,907		14,686
	5,066,739		4,544,313
Allowance for loan losses	(40,438)		(37,847)
	$5,026,301		$4,506,466

(1)
Includes $4.1 million and $5.5 million at September 30, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated statements of operations.

Loans held for investment, net increased $519.8 million, or 11.5%, from December 31, 2017. During the quarter, new commitments totaled $725.4 million and included $231.5 million of consumer loans, $49.3 million of non-owner occupied commercial real estate loans, $136.8 million of multifamily permanent loans, $71.9 million of commercial and industrial loans and $235.9 million of construction loans. New commitments for construction loans include $145.2 million in residential construction, $71.0 million in single family custom home construction and $19.6 million in multifamily construction.

Mortgage servicing rights were $291.8 million at September 30, 2018 compared to $284.7 million at December 31, 2017, an increase of $7.1 million, or 2.5%. During the second quarter of 2018, the company sold the rights to service approximately $4.90 billion of unpaid principal balance of our single family mortgage loans serviced for others.

Federal Home Loan Bank stock was $40.7 million at September 30, 2018 compared to $46.6 million at December 31, 2017, a decrease of $5.9 million, or 12.7%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in earnings.

Other assets were $184.1 million at September 30, 2018, compared to $188.5 million at December 31, 2017, a decrease of $4.4 million, or 2.3%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At September 30, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$608,839	12%	$579,504	12%
Interest-bearing transaction and savings deposits:
NOW accounts	442,158	9	461,349	10
Statement savings accounts due on demand	272,949	5	293,858	6
Money market accounts due on demand	1,907,782	37	1,834,154	39
Total interest-bearing transaction and savings deposits	2,622,889	51	2,589,361	55
Total transaction and savings deposits	3,231,728	63	3,168,865	67
Certificates of deposit	1,548,392	30	1,190,689	25
Noninterest-bearing accounts - other	374,922	7	401,398	8
Total deposits	$5,155,042	100%	$4,760,952	100%

Deposits at September 30, 2018 increased $394.1 million, or 8.3%, from December 31, 2017. During the first nine months of 2018, transaction and savings deposits increased by $62.9 million, or 2.0%, primarily from increases in business money market deposits and to a lesser extent by consumer money market deposits. The growth in business deposits is typically correlated with commercial lending activities and tracks the growth in commercial products such as commercial and industrial loans or CRE. The consumer deposit growth is more sensitive to interest rates and is driven by the rate increase initiatives undertaken by the Company to offer competitive deposit rates. The $357.7 million, or 30.0%, increase in certificates of deposit since December 31, 2017 was due primarily to a $414.2 million increase in brokered deposits relating primarily to favorable issuance costs for brokered CDs relative to other wholesale sources of funds. The $26.5 million, or 6.6%, decrease in deposits in other noninterest-bearing accounts was primarily associated with seasonal mortgage servicing activity. At September 30, 2018, brokered deposits represented 14.7% of total deposits, as compared to 7.3% of total deposits at December 31, 2017.

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2018 and December 31, 2017 was $85.2 million and $88.8 million, respectively. There were $759.7 million and $345.5 million of brokered deposits at September 30, 2018 and December 31, 2017, respectively.

Federal Home Loan Bank advances were $816.6 million at September 30, 2018 compared to $979.2 million at December 31, 2017. We use these borrowings primarily to fund single family loans held for sale and secondarily to fund our investment security activities. The reduction in advances was largely offset by an increase in lower cost brokered deposits.

Shareholders’ Equity

Shareholders' equity was $714.8 million at September 30, 2018 compared to $704.4 million at December 31, 2017. This increase was primarily related to net income of $24.8 million and share-based compensation of $2.2 million recognized during the nine months ended September 30, 2018, partially offset by other comprehensive loss of $17.0 million. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at September 30, 2018.

Shareholders’ equity, on a per share basis, was $26.48 per share at September 30, 2018, compared to $26.20 per share at December 31, 2017.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2018	2017	2018	2017

Return on assets (1)	0.66%	0.83%	0.47%	0.70%
Return on equity (2)	6.23%	8.10%	4.45%	6.80%
Equity to assets ratio (3)	10.68%	10.20%	10.64%	10.28%

(1)	Net income divided by average total assets.

(2)	Net earnings available to common shareholders divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products; and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio primarily on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, with the Company generally retaining the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank, we originate permanent commercial real estate loans primarily up to $15 million in size, a portion of which we intend to pool and sell into the secondary market. As a part of the Commercial Lending division, we also have a team that specializes in U.S. Small Business Administration ("SBA") lending. At September 30, 2018, our retail deposit branch network consists of 60 branches in the Pacific Northwest, California and Hawaii. At September 30, 2018 and December 31, 2017, our transaction and savings deposits totaled $3.23 billion and $3.17 billion, respectively, and our loan portfolio totaled $5.03 billion and $4.51 billion, respectively. This segment also reflects the results for the management of the Company's portfolio of investment securities.

Commercial and Consumer Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Net interest income	$47,861	$45,314	$2,547	6%	$141,054	$128,666	$12,388	10%
Provision for credit losses	750	250	500	200	2,500	750	1,750	233
Noninterest income	10,651	11,962	(1,311)	(11)	26,151	29,663	(3,512)	(12)
Noninterest expense	37,813	37,160	653	2	115,369	110,261	5,108	5
Income before income tax expense	19,949	19,866	83	—	49,336	47,318	2,018	4
Income tax expense	3,382	5,904	(2,522)	(43)	10,662	14,618	(3,956)	(27)
Net income	$16,567	$13,962	$2,605	19%	$38,674	$32,700	$5,974	18%

Total assets	$6,387,122	$5,763,836	$623,286	11%	$6,387,122	$5,763,836	$623,286	11%
Efficiency ratio (1)	64.62%	64.88%			69.00%	69.64%
Full-time equivalent employees (ending)	930	977			930	977
Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS® (2)	$62,717	$109,994	$(47,277)	(43)%	$156,220	$225,889	$(69,669)	(31)%
SBA	9,560	18,734	(9,174)	(49)%	18,503	31,658	(13,155)	(42)%
Loans sold
Multifamily DUS® (2)	$93,281	$102,075	$(8,794)	(9)%	$180,878	$214,236	$(33,358)	(16)%
SBA	3,025	11,318	(8,293)	(73)%	10,339	22,485	(12,146)	(54)%
CRE Non-DUS (3)	61,562	114,175	(52,613)	(46)%	176,212	140,889	35,323	25%
Single Family (3)	34,520	—	34,520	NM	173,123	—	173,123	NM
Net gain on loan origination and sale activities:
Multifamily DUS®(2)	3,104	4,152	(1,048)	(25)%	5,863	8,785	(2,922)	(33)%
SBA	99	1,056	(957)	(91)%	696	1,974	(1,278)	(65)%
CRE Non-DUS (3)	990	1,789	(799)	(45)%	1,790	1,932	(142)	(7)%
Single Family (3)	(43)	—	(43)	NM	(132)	—	(132)	NM
	$4,150	$6,997	$(2,847)	(41)%	$8,217	$12,691	$(4,474)	(35)%
NM = not meaningful
(1) Noninterest expense divided by total net revenue (net interest income and noninterest income).
(2) Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.
(3) Loans originated as held for investment.

Commercial and Consumer Banking net income increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to an increase in net interest income from higher loans held for investment average balances and a reduction in our effective tax rate, partially offset by higher cost of funds.

The segment recorded a $750 thousand and $2.5 million provision for credit losses in the three and nine months ended September 30, 2018, respectively, compared to a $250 thousand and $750 thousand provision for credit losses in the three and nine months ended September 30, 2017. The increase from the three months ended September 30, 2017 was primarily due to lower net recoveries in the quarter compared to the same period in 2017. The increase from nine months ended September 30, 2017 was primarily due to lower net recoveries in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Noninterest income decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a decrease in commercial real estate loan sales volume. Noninterest income decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a decrease in both Multifamily DUS and SBA loan sales volume.

Noninterest expense increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to the cost of system and technology investments to support our investment in infrastructure. In the first nine months of 2018, we added four de novo retail deposit branches. The segment's headcount decreased by 4.8% from September 30, 2017 in part due to our continued effort to improve the efficiency of our corporate support functions.

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At September 30, 2018	At December 31, 2017
(in thousands)

Commercial
Multifamily DUS®	$1,442,727	$1,311,399
Other	83,308	79,797
Total commercial loans serviced for others	$1,526,035	$1,391,196

Commercial and Consumer Banking segment servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Servicing income, net:
Servicing fees and other	$1,988	$1,690	$298	18%	$5,946	$5,182	$764	15%
Amortization of multifamily and SBA MSRs	(1,034)	(811)	(223)	(27)	(3,147)	(2,503)	(644)	(26)
Commercial mortgage servicing income	$954	$879	$75	9%	$2,799	$2,679	$120	4%

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

Mortgage Banking segment results are detailed below.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Net interest income	$3,783	$5,526	$(1,743)	(32)%	$10,053	$14,693	$(4,640)	(32)%
Noninterest income	47,457	71,922	(24,465)	(34)	162,177	209,690	(47,513)	(23)
Noninterest expense	56,782	77,537	(20,755)	(27)	190,560	222,554	(31,994)	(14)
(Loss) income before income taxes	(5,542)	(89)	(5,453)	6,127	(18,330)	1,829	(20,159)	(1,102)
Income tax (benefit) expense	(810)	34	(844)	(2,482)	(4,456)	498	(4,954)	(995)
Net (loss) income	$(4,732)	$(123)	$(4,609)	3,747%	$(13,874)	$1,331	$(15,205)	(1,142)%

Total assets	$641,960	$1,032,510	$(390,550)	(38)%	$641,960	$1,032,510	$(390,550)	(38)%
Efficiency ratio (1)	110.82%	100.11%			110.64%	99.18%
Full-time equivalent employees (ending)	1,123	1,486			1,123	1,486
Production volumes for sale to the secondary market:
Single family mortgage interest rate lock commitments	$1,283,028	$1,872,645	$(589,617)	(31)%	$4,534,751	$5,445,694	$(910,943)	(17)%
Single family mortgage closed loan volume (2)(3)	$1,535,032	$2,034,715	$(499,683)	(25)%	$4,727,317	$5,666,895	$(939,578)	(17)%
Single family mortgage loans sold(3)	$1,724,697	$1,956,129	$(231,432)	(12)%	$5,043,769	$5,504,366	$(460,597)	(8)%

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)
Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank and brokered loans where HomeStreet receives fee income but does not fund the loan on its balance sheet or sell it into the secondary market.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Mortgage Banking earnings decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to lower mortgage production and a lack of housing inventory in many of our primary markets further reducing the amount of purchase mortgages. In addition, increased competitive market pressures on pricing resulted in a reduction in gain on sale margins. These decreases were partially offset by decreased commission costs on lower closed loan volume and lower salary and related costs associated with headcount reductions from our 2017 and 2018 restructuring events. The decrease from the three months ended September 30, 2017 was also due to the imbalance of closed loan volume relative to interest rate lock volume due to the reduction of production personnel resulting from our restructuring activities.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2018	2017			2018	2017

Single family: (1)
Servicing value and secondary market gains(2)	$34,945	$56,657	$(21,712)	(38)%	$124,554	$164,548	$(39,994)	(24)%
Loan origination fees	5,433	7,356	(1,923)	(26)	17,036	19,960	(2,924)	(15)
Total mortgage banking gain on loan origination and sale activities(1)	$40,378	$64,013	$(23,635)	(37)%	$141,590	$184,508	$(42,918)	(23)%

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

The decreases in gain on loan origination and sale activities for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were primarily the result of a 31.5% and 16.7%, respectively, decrease in interest rate lock commitments, relating to the cyclical decline in mortgage originations and our reduction of production personnel, as well as increased industry-wide competition which has reduced our profits on gain on sale. The decrease in the nine months ended September 30, 2018 also reflects the impact of higher interest rates, which reduced the volume of refinance activity in the periods presented.

Mortgage Banking servicing income consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,			Dollar Change	Percent Change
(in thousands)	2018	2017			2018		2017

Servicing income, net:
Servicing fees and other	$13,058	$14,790	$(1,732)	(12)%	$45,936		$43,454	$2,482	6%
Changes in fair value of MSRs due to amortization (1)	(8,300)	(9,167)	867	9	(26,570)		(26,596)	26	NM
	4,758	5,623	(865)	(15)	19,366		16,858	2,508	15
Risk management:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	11,562	(1,027)	12,589	1,226	52,880	(3)	(5,312)	58,192	NM
Net (loss) gain from derivatives economically hedging MSRs	(9,446)	2,807	(12,253)	(437)	(52,611)		12,060	(64,671)	(536)
	2,116	1,780	336	19	269		6,748	(6,479)	(96)
Mortgage Banking servicing income	$6,874	$7,403	$(529)	(7)%	$19,635		$23,606	$(3,971)	(17)%
NM = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Included pre-tax income of $573 thousand, net of transaction costs and prepayment reserves, resulting from the second quarter 2018 sale of single family MSRs.

The decrease in Mortgage Banking servicing income in the three months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to lower servicing fees, partially offset by higher risk management results. The lower servicing fees are attributable to lower average balances of loans serviced for others due to the sale of $4.90 billion in unpaid principal balance of mortgage servicing rights in the second quarter of 2018. The decrease in Mortgage Banking servicing income in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to lower risk management results, partially offset by higher loan servicing fees. Risk management results fluctuate as market conditions change, including changes in interest rates. Single family mortgage servicing fees collected increased for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to higher average balances in our loans serviced for others portfolio.

Single family loans serviced for others consisted of the following.

(in thousands)	At September 30, 2018	At December 31, 2017
Single family
U.S. government and agency	$19,211,119	$22,123,710
Other	593,144	507,437
Total single family loans serviced for others	$19,804,263	$22,631,147
Mortgage Banking noninterest expense for the three and nine months ended September 30, 2018 decreased compared to the same periods in 2017, primarily due to decreased commissions costs on lower closed loan volumes and lower operating expenses due to our 2017 and 2018 cost saving initiatives.

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

Asset Quality and Nonperforming Assets

As credit quality remained strong, nonperforming assets decreased to $10.4 million, or 0.15% of total assets at September 30, 2018, compared to $15.7 million, or 0.23% of total assets at December 31, 2017. Nonaccrual loans of $9.6 million, or 0.19% of total loans at September 30, 2018, decreased $5.4 million, or 36%, from $15.0 million, or 0.33% of total loans at December 31, 2017. Delinquency rates (both including and excluding FHA/VA insured and guaranteed portion of SBA loans) also improved in part as a result of the decrease in nonperforming loans compared to prior periods. Net recoveries for the three months ended September 30, 2018 were $122 thousand and net recoveries for the nine months ended September 30, 2018 were $238 thousand, compared to net recoveries of $475 thousand and $2.2 million for the three and nine months ended September 30, 2017, respectively.

At September 30, 2018, our loans held for investment portfolio, net of the allowance for loan losses, was $5.03 billion, an increase of $519.8 million from December 31, 2017. The allowance for loan losses was $40.4 million, or 0.80% of loans held for investment, compared to $37.8 million, or 0.83% of loans held for investment at December 31, 2017.

We recorded a provision for credit losses of $750 thousand and $2.5 million for the three and nine months ended September 30, 2018, respectively, compared to a provision for credit loss of $250 thousand and $750 thousand for the three and nine months ended September 30, 2017, respectively. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

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

	At September 30, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$69,111		$70,881	$—
Loans with an allowance recorded	2,290		3,048	314
Total	$71,401	(1)	$73,929	$314

	At December 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$78,696	(3)	$80,904	$—
Loans with an allowance recorded	5,150		5,288	289
Total	$83,846	(1)	$86,192	$289

(1)	Includes $64.2 million and $69.6 million in single family performing troubled debt restructurings ("TDRs") at September 30, 2018 and December 31, 2017, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $231 thousand of fair value option loans.

The Company had 334 impaired loan relationships totaling $71.4 million at September 30, 2018 and 335 impaired loan relationships totaling $83.8 million at December 31, 2017. Included in the total impaired loan amounts were 303 single family TDR loan relationships totaling $66.0 million at September 30, 2018 and 297 single family TDR loan relationships totaling $72.0 million at December 31, 2017. At September 30, 2018, there were 297 single family impaired loan relationships totaling $64.2 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at September 30, 2018, included $49.3 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and nine months ended September 30, 2018 was $72.5 million and $76.5 million, respectively, compared to $90.1 million and $91.5 million for the three and nine months ended September 30, 2017, respectively. Impaired loans of $2.3 million and $5.2 million had a valuation allowance of $314 thousand and $289 thousand at September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2018			At December 31, 2017
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,507	20.3%	28.0%	$9,412	24.1%	30.4%
Home equity and other	7,546	18.0	10.7	7,081	18.1	10.0
	16,053	38.3	38.7	16,493	42.2	40.4
Commercial real estate loans
Non-owner occupied commercial real estate	5,013	12.0	13.2	4,755	12.1	13.8
Multifamily	5,625	13.4	17.7	3,895	10.0	16.1
Construction/land development	9,281	22.2	15.7	8,677	22.2	15.2
	19,919	47.6	46.6	17,327	44.3	45.1
Commercial and industrial loans
Owner occupied commercial real estate	3,143	7.5	8.4	2,960	7.5	8.7
Commercial business	2,739	6.6	6.3	2,336	6.0	5.9
	5,882	14.1	14.7	5,296	13.5	14.5
Total allowance for credit losses	$41,854	100.0%	100.0%	$39,116	100.0%	100.0%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$64,194	$1,768	$65,962
Home equity and other	1,252	—	1,252
	65,446	1,768	67,214
Commercial real estate loans
Multifamily	495	—	495
Construction/land development	690	—	690
	1,185	—	1,185
Commercial and industrial loans
Owner occupied commercial real estate	855	—	855
Commercial business	114	230	344
	969	230	1,199
	$67,600	$1,998	$69,598

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $49.3 million at September 30, 2018.

	At December 31, 2017
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$69,555	$2,451	$72,006
Home equity and other	1,254	36	1,290
	70,809	2,487	73,296
Commercial real estate loans
Multifamily	507	—	507
Construction/land development	454	—	454
	961	—	961
Commercial and industrial loans
Owner occupied commercial real estate	876	—	876
Commercial business	377	62	439
	1,253	62	1,315
	$73,023	$2,549	$75,572

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $46.7 million at December 31, 2017.

The Company had 320 loan relationships classified as TDRs totaling $69.6 million at September 30, 2018 with no related unfunded commitments. The Company had 316 loan relationships classified as TDRs totaling $75.6 million at December 31, 2017 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$9,155	$6,919	$6,836	$39,161	(1)	$62,071	$751
Home equity and other	494	90	1,160	—		1,744	—
	9,649	7,009	7,996	39,161		63,815	751
Commercial real estate loans
Construction/land development	—	—	74	—		74	—
	—	—	74	—		74	—
Commercial and industrial loans
Owner-occupied commercial real estate	—	—	384	—		384	—
Commercial business	—	—	1,184	—		1,184	—
	—	—	1,568	—		1,568	—
Total	$9,649	$7,009	$9,638	$39,161		$65,457	$751

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At September 30, 2018, these past due loans totaled $39.2 million.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At September 30, 2018, we did not have an outstanding balance on this line of credit.

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

HomeStreet Bank

The Bank’s primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2018, our primary liquidity ratio was 19.5% compared to 18.1% at December 31, 2017.

At September 30, 2018 and December 31, 2017, the Bank had available borrowing capacity of $369.4 million and $579.2 million, respectively, from the FHLB, and $302.2 million and $331.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2018, cash, cash equivalents and restricted cash decreased by $14.3 million compared to an increase of $1.1 million for the nine months ended September 30, 2017. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2018, net cash of $228.8 million was provided by operating activities, primarily from proceeds from the sale of loans held for sale, partially offset by the net fair value adjustment and gain on sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2017, net cash of $31.4 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale of loans held for sale partially offset by proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2018, net cash of $535.5 million was used in investing activities, primarily due to $887.4 million of cash used for the origination of portfolio loans net of principal repayments, $147.1 million of cash used for the purchase of investment securities, and $7.1 million used for the purchase of property and equipment, partially offset by $319.0 million from proceeds of loans originated as held for investment, $65.3 million in proceeds from the sale of mortgage servicing rights, $82.4 million from principal repayments and maturities of investment securities and $38.5 million proceeds from the sale of investment securities. For the nine months ended September 30, 2017, net cash of $441.7 million was used in investing activities, primarily due to $695.2 million of cash used for the origination of portfolio loans net of principal repayments, $296.8 million of cash used for the purchase of investment securities, and $35.8 million used for the purchase of property and equipment, partially offset by $342.5 million proceeds from the sale of investment securities, $140.6 million proceeds from sale of loans originated as held for investment and $81.2 million from principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from FHLB advances. For the nine months ended September 30, 2018, net cash of $292.4 million was provided by financing activities, primarily due to $393.9 million of organic growth in deposits, partially offset by $162.5 million net proceeds from FHLB advances. For the nine months ended September 30, 2017, net cash of $474.2 million was provided by financing activities, primarily due to $267.0 million net proceeds from FHLB advances and $219.3 million organic growth in deposits.

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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a “conservation buffer” of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and would have been fully phased in on January 1, 2019 at 2.5% above the required minimum common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. However, in 2017, the FDIC issued a final rule to extend the 2017 transition provision on a go-forward basis, halting certain parts of the full phase in. The required phase-in capital conservation buffer during 2017 was 1.25% and is 1.25% during 2018. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At September 30, 2018, our capital conservation buffers for the Company and the Bank were 4.38% and 5.52%, respectively.
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
As part of our ongoing balance sheet and capital management in the second quarter of 2018, HomeStreet Bank executed a definitive agreement to sell a portion of its single family MSRs. The transaction provided for the sale of the rights to service approximately $4.90 billion in total unpaid principal balance of single family mortgage loans serviced for both Fannie Mae and Freddie Mac, which represented approximately 21% of HomeStreet’s total single family mortgage loans serviced for others as of March 31, 2018. During the second quarter of 2018, we modified our loss sharing agreement with Fannie Mae related to our DUS® servicing that significantly lowered our consolidated risk-weighted assets, which in turn improved the common equity tier 1 risk based capital ratio, the tier 1 risk based capital ratio and the total risk based capital ratios for HomeStreet on a consolidated basis. In addition to increasing certain regulatory capital ratios, these actions provided additional regulatory capital to support the continued growth of our Commercial and Consumer Banking business and accelerate the diversification of the Company's net income.
We believe that the capital levels of the Company and the Bank at September 30, 2018 were in compliance with the standards under the Rules, including the conservation buffer requirement.
At September 30, 2018, the Bank's capital ratios continued to meet the regulatory capital category of “well capitalized” as defined by the FDIC’s prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At September 30, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$672,843	9.70%	$277,494	4.0%	$346,867	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	672,843	13.26%	228,277	4.5%	329,733	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	672,843	13.26%	304,369	6.0%	405,825	8.0%
Total risk-based capital (to risk-weighted assets)	$717,570	14.15%	$405,825	8.0%	$507,282	10.0%

	At September 30, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$640,615	9.17%	$279,430	4.0%	$349,287	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	581,165	10.84%	241,347	4.5%	348,612	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	640,614	11.94%	321,796	6.0%	429,061	8.0%
Total risk-based capital (to risk-weighted assets)	$687,651	12.82%	$429,061	8.0%	$536,326	10.0%

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22%	221,201	4.5%	319,512	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22%	294,935	6.0%	393,246	8.0%
Total risk-based capital (to risk-weighted assets)	$688,981	14.02%	$393,246	8.0%	$491,558	10.0%

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	555,120	9.86%	253,293	4.5%	365,868	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92%	337,724	6.0%	450,299	8.0%
Total risk-based capital (to risk-weighted assets)	$653,741	11.61%	$450,299	8.0%	$562,873	10.0%

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

The following table presents sensitivity gaps for these different intervals.

	September 30, 2018
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$59,006	$—	$—	$—	$—	$—	$—	$59,006
FHLB Stock	—	—	—	—	—	40,732	—	40,732
Investment securities(1)	72,181	26,118	41,220	173,377	120,748	470,040	—	903,684
Mortgage loans held for sale (3)	404,440	—	—	—	—	—	—	404,440
Loans held for investment(1)	1,461,311	246,241	517,525	1,043,915	906,495	850,814	—	5,026,301
Total interest-earning assets	1,996,938	272,359	558,745	1,217,292	1,027,243	1,361,586	—	6,434,163
Non-interest-earning assets	—	—	—	—	—	—	594,918	594,918
Total assets	$1,996,938	$272,359	$558,745	$1,217,292	$1,027,243	$1,361,586	$594,918	$7,029,081
Interest-bearing liabilities:
NOW accounts(2)	$442,158	$—	$—	$—	$—	$—	$—	$442,158
Statement savings accounts(2)	272,949	—	—	—	—	—	—	272,949
Money market accounts(2)	1,907,782	—	—	—	—	—	—	1,907,782
Certificates of deposit	578,587	465,771	204,672	269,083	30,279	—	—	1,548,392
Federal funds purchased and securities sold under agreements to repurchase	55,000	—	—	—	—	—	—	55,000
FHLB advances	801,001	—	10,000	—	—	5,590	—	816,591
Other borrowings	—							—
Long-term debt	60,415	—	—	—	—	65,000	—	125,415
Total interest-bearing liabilities	4,117,892	465,771	214,672	269,083	30,279	70,590	—	5,168,287
Non-interest bearing liabilities	—	—	—	—	—	—	1,146,013	1,146,013
Equity	—	—	—	—	—	—	714,782	714,782
Total liabilities and shareholders’ equity	$4,117,892	$465,771	$214,672	$269,083	$30,279	$70,590	$1,860,795	$7,029,082
Interest sensitivity gap	(2,120,954)	(193,412)	344,073	948,209	996,964	1,290,996
Cumulative interest sensitivity gap	$(2,120,954)	$(2,314,366)	$(1,970,293)	$(1,022,084)	$(25,120)	$1,265,876
Cumulative interest sensitivity gap as a percentage of total assets	(30)%	(33)%	(28)%	(15)%	—%	18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	48%	50%	59%	80%	100%	124%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on our intent to sell.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2018 and December 31, 2017 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	September 30, 2018		December 31, 2017
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(6.1)%	(15.6)%	(0.5)%	(8.2)%
+100	(3.1)	(8.3)	(0.2)	(4.2)
-100	4.4	1.2	1.9	(0.9)
-200	9.1%	(2.2)%	2.3%	(4.8)%

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

At September 30, 2018, we believe our net interest income sensitivity exhibited a positive bias to a decline in interest rates. The interest rate sensitivity of the Company increased modestly between December 31, 2017 and September 30, 2018. It is expected that, as interest rates change, net interest income will be marginally impacted depending upon the magnitude and direction of interest rate movement. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our initial public offering (“IPO”) in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy for both our Commercial and Consumer Banking segment and our Mortgage Banking segment and have expanded our operations at a relatively accelerated pace. We have grown our retail branch presence from 20 branches in 2012 to 60 as of September 30, 2018, including expansion into new geographic regions. Simultaneously, we have added substantially to our mortgage operations in both existing and new markets and continued to expand our commercial lending operations, resulting in substantial growth overall in total assets, total deposits, total loans and employees.

While we expect to continue both strategic and opportunistic growth in the Commercial and Consumer Banking segment, since the second quarter of 2017 we have undertaken a series of steps designed to restructure our Mortgage Banking segment, where production has been negatively impacted by increasing interest rates and a reduced supply of homes for sale nationwide and profit margins have been negatively impacted by a shift in product mix to a higher number of non-conforming loans. We completed that reduction in the Mortgage Banking Segment with other company-wide cost saving measures and a reduction in force in our corporate operations in the second quarter of 2018, however we continue to evaluate our existing mortgage banking operations and strategy given current market conditions. For the near term, we expect to focus primarily on measured and efficient growth in commercial and consumer banking while we continue to evaluate and optimize our existing mortgage banking operations, which may lead to a substantially slower growth rate than we have experienced in recent years.

We may not recognize the anticipated benefits of our recent restructuring and further restructurings may be necessary.

Since the second quarter of 2017, we have implemented certain restructuring plans within our Mortgage Banking segment and, to a lesser degree, in our corporate operations to reduce our costs and respond to decreased expectations for origination opportunities for mortgage loans resulting from changes in interest rates and the lack of housing inventory in our primary markets. As part of this restructuring, we recorded restructuring expenses totaling $3.7 million in 2017 and $7.1 million as of September 30 2018, of which $471 thousand was recorded in the third quarter. While we expect these expenses will be offset by a significant reduction in our annual costs going forward, we may not recognize all or a substantial portion of the anticipated cost savings from any of these cost-cutting measures. Further, if the demand for mortgage loans does not improve or declines in our markets, competition in the mortgage industry and the resulting pressure on profit margins stay high, the yield curve continues to flatten or inverts, or we are otherwise unable to achieve our expected product mix in our home loan centers, we may not recognize the expected income benefit and may have to take additional and potentially significant steps to streamline or restructure our mortgage banking operations further. A significant restructuring would be expected to result in significant additional charges. Conversely, if the demand for mortgage loans increases precipitously in our markets, we may not be able to meet the full amount of the demand with our leaner operations and may find it necessary to increase costs to provide for the necessary staffing and resources.

Volatility in mortgage markets, changes in interest rates, competition in the mortgage industry, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market, including an increase in interest rates and a disparity between the supply and demand of houses available for sale nationwide that has been acute in our primary markets in recent quarters, have caused a decline in mortgage originations throughout our markets, which adversely impacted our profitability in 2017 and 2018 to date. This decline in profitability occurred even as our relative market share for mortgage originations remained high. While we recently restructured our Mortgage Banking segment and implemented other company-wide cost saving measures, continued pricing pressure and reduced demand for mortgage originations could have additional negative effects on our financial results. The scarcity of mortgage originations and overcapacity in the mortgage market generally is increasing competition for business, as loan officers nationwide compete to originate fewer loans, which puts negative pressure on pricing for mortgage products and, in turn, has decreased our profit margins on those products. Unless there is a resurgence of mortgage origination activity or a substantial reduction in the size of the mortgage origination industry overall, we anticipate that this pricing pressure will continue for the near term.

Many factors may affect our ability to generate revenue in excess of our costs, decrease our profit margins, negatively impact our net interest margin or affect the carrying value of our mortgage servicing, which in turn affect our profitability, including:

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

Proxy contests commenced against the Company have caused us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition, and future proxy contests will do so as well.

In late 2017 through our annual meeting in May 2018, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., and certain affiliates (the "Blue Lion Parties") engaged in a lengthy proxy fight with respect to the Company. Mr. Griege first sought a board seat for himself, which the Company's Board of Directors determined would not be in the best interests of all shareholders, and then sought to nominate two other individuals as director candidates for the annual meeting. The Company determined that the notice provided was insufficient and not in compliance with our bylaws, following which the Blue Lion Parties subsequently sued the Company in the Superior Court of Washington for King County seeking a preliminary injunction to require the Company to honor their purported notice. While the court ruled against the Blue Lion Parties affiliate and affirmed the Company's determination that the notice was deficient and could be rejected, the Blue Lion Parties nevertheless filed a definitive proxy statement and solicited proxies in a campaign against two of our director nominees. While Blue Lion was not ultimately successful in preventing the election of the Company's nominees, the protracted campaign against the Company was both time-consuming and costly. Although the Company has continued to engage with the Blue Lion Parties on a regular basis as it does with other shareholders, the Blue Lion Parties have continued to be critical of the Company’s board and management, We cannot provide any assurance that these activities will not persist through the end of the year or into 2019.

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

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, as occurred in the fourth quarter of 2016, and we could incur a net valuation loss as a result of our hedging activities. In addition, our hedging activities may be impacted by unforeseen or unexpected changes. For example, in the first half of 2018, the volatility in mortgage rates required us to rebalance our hedging positions at a time of a flattening yield curve on interest rates, which both drove up the costs of hedging because of increased transaction costs on rebalancing the portfolio and decreased the total earnings on derivatives used for hedging, leading to less efficient and lower earning hedges, which reduced our risk management results and impacted our earnings for that period. We cannot predict whether this combination of volatile rates and flattened yield curve will continue or that this environment or other asymmetries in the Company's hedge position as compared to its mortgage servicing rights portfolio will not arise again in the future. Moreover, as the volume of single family loans held for sale and MSRs increases, our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs also increases. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations. Any such events or conditions may harm our results of operations.

Natural disasters in our geographic markets may impact our financial results.

Each of our primary markets are located in geographic regions that are at a risk for earthquakes, wildfires, volcanic eruptions, floods, mudslides and other natural disasters. Certain communities in our markets have suffered significant losses from natural disasters, including devastating wildfires in California, Oregon and Washington, and volcanic eruptions and hurricanes in Hawaii. While the impact of these recent natural disasters on our business have not been material to date, we have in the past had temporary office closures during these events, and were a more significant disruption to occur in the future, our operations in areas impacted by such disasters could experience an adverse financial impact due to office closures, customers who as a result of their losses may not be able to meet their loan commitments in a timely manner, a reduction in housing inventory due to loss caused by natural disaster and negative impacts to the local economy as it seeks to recover from these disasters.

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

Management has in place a process to document and analyze all identified internal control deficiencies and implement remedial measures sufficient to resolve those deficiencies. To support our strategic initiatives and to create operating efficiencies we have implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations, we may experience additional internal control lapses that could expose the Company to operating losses. However, any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls in the future could harm operating results or cause us to fail to meet our reporting obligations.

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

We completed four whole-bank acquisitions and acquired eight stand-alone branches between September 2013 and September 30, 2018, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future. Any future acquisition we may undertake may involve numerous risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

While a desire to purchase single family real estate remains strong in our primary markets, as is evidenced by a continued demand from customers for mortgage loan applications and pre-approvals, new and resale home availability in those markets has not kept pace with demand. Driven by sustained job and population growth, Redfin.com reported the median days on market in the Seattle metropolitan area for a home was 17 as compared to the national average of 40. Similarly, the San Francisco and Portland metropolitan area markets reported a median of 18 and 23 days on the market, respectively. Moreover, Redfin.com reported the inventory levels of homes was also constrained as measured by Months of Supply with the Seattle and San Francisco metropolitan areas each having 2.6 months of supply as compared to the national average of 3.3 months of supply, and Portland having 2.9 months. There has been no indication that there will be any near-term meaningful change in this imbalance.

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

Asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities, including advances from the FHLB which typically carry a rate based on 30-day LIBOR and interest payable on our deposits, tend to be more sensitive to short term rates while our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of readjustment. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income.

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

We cannot be certain whether or how Fannie Mae and Freddie Mac ultimately will be restructured or replaced, if or when additional reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted. However, any restructuring or replacement of Fannie Mae and Freddie Mac that restricts the current loan purchase programs of those entities may have a material adverse effect on our business and results of operations. Moreover, we have recorded on our balance sheet an intangible asset (mortgage servicing rights, or MSRs) relating to our right to service single family loans sold to Fannie Mae and Freddie Mac. We valued these single family MSRs at $263.6 million at September 30, 2018. Changes in the policies and operations of Fannie Mae and Freddie Mac or any replacement for or successor to those entities that adversely affect our single family residential loan and DUS® mortgage servicing assets may require us to record impairment charges to the value of these assets, and significant impairment charges could be material and adversely affect our business.

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

(2)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Statements of Financial Condition (unaudited) as of September 30, 2018 and December 31, 2017, (iii) the Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2018 and 2017, and Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 2, 2018.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)