Form 10-K
period 2018-12-31
HomeStreet, Inc.
filed 2019-03-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None.
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $620.2 million, based on a closing price of $26.95 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of February 27, 2019 was 27,032,749.6.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2019, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this report relates.

Unless we state otherwise or the content otherwise requires, references in this Annual Report on Form 10-K to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contain, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). including statements relating to projections of revenues, estimated operating expenses or other financial items; management’s plans and objectives for future operations or programs; future operations, plans, regulatory compliance or approvals; expected cost savings from restructuring or resource optimization activities; proposed new products or services; expected or estimated performance of our loan portfolio; pending or potential expansion activities; pending or future mergers, acquisitions or other transactions; future economic conditions or performance; expectations relating to our industry, regulatory environment and the economy as a whole and underlying assumptions of any of the foregoing.

All statements other than statements of historical fact are "forward-looking statements" for the purpose of these provisions. When used in this Form 10-K, terms such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," or "will" or the negative of those terms or other comparable terms are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause us to fall short of our expectations or may cause us to deviate from our current plans, as expressed or implied by these statements. The known risks that could cause our results to differ, or may cause us to take actions that are not currently planned or expected, are described below and in Item 1A, Risk Factors.

Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or changes in our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Except as otherwise noted, references to "we," "our," "us" or "the Company" refer to HomeStreet, Inc. and its subsidiaries that are consolidated for financial reporting purposes.

ITEM 1	BUSINESS

General

HomeStreet, Inc. (together with its consolidated subsidiaries, "HomeStreet," the "Company," "we," "our" or "us"), a Washington corporation, is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, which serves customers primarily on the West Coast of the United States, including Hawaii. We are principally engaged in commercial and consumer banking and real estate lending, including commercial real estate and single family mortgage banking operations. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation.

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, non-deposit investment products, private banking and cash management services and other banking services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate, and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC (dba Penrith Home Loans), which is an affiliated business arrangement with various owners of Windermere Real Estate Company franchises that operates a single family mortgage origination business from select Windermere Real Estate Offices and other locations.

HomeStreet Capital Corporation, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

Doing business as HomeStreet Insurance Agency, we provide insurance products and services for consumers.

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol "HMST." We also have outstanding $63.6 million in aggregate principal amount of 6.5% senior notes due 2026, all of which are registered pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

At December 31, 2018, we had total assets of $7.04 billion, net loans held for investment of $5.08 billion, deposits of $5.05 billion and shareholders’ equity of $739.5 million. Our operations are currently grouped into two reportable segments: our Commercial and Consumer Banking segment and our Mortgage Banking segment.

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

Rising interest rates, reduced inventory of homes for sale, industry overcapacity and increased regulatory and investor requirements have substantially reduced the profitability of our mortgage banking business which has led us to a decision to reduce the size of these operations by seeking a sale of the home loan center-based mortgage origination business and related mortgage servicing rights.

In the six years following our initial public offering ("IPO"), from February 2012 through December 31, 2018, we grew considerably, from 20 retail deposit branches, nine stand-alone home loan centers and 553 full-time employees at the time of our IPO to 60 retail deposit branches, six primary stand-alone commercial lending centers, 32 primary stand-alone home loan centers and 2,036 employees as of December 31, 2018. We generated significant income in our single family mortgage banking business from 2012 through the first half of 2016 that we used in part to resolve problem assets and grow our commercial and consumer banking operations. As a result, we have made substantial progress toward the growth and diversification goals we set following our IPO.

At December 31, 2018, we had 60 retail deposit branches were located in the State of Washington, Southern California, the Portland, Oregon area and the State of Hawaii, and 32 primary stand-alone home loan centers and six primary commercial lending centers located within our retail deposit branch footprint as well as in Northern California (including the San Francisco Bay Area); Eugene, Salem and Bend, Oregon; Boise and northern Idaho; and Salt Lake City, Utah. An affiliated business arrangement, WMS Series LLC, doing business as Penrith Home Loans, provides point-of-sale loan origination services at certain Windermere Real Estate offices in Washington, Oregon, and Colorado and three stand-alone offices. We also have one stand-alone insurance agency office located in Spokane, Washington. The number of lending offices listed above does not include satellite offices with a limited number of staff who report to a manager located in a separate primary office.

1 DUS® is a registered trademark of Fannie Mae	4

Commercial and Consumer Banking. We provide diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans, and permanent loans for our portfolio on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, with the Company generally retaining the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank, we originate permanent commercial real estate loans primarily up to $15 million in size, a portion of which we pool for sale and sell into the secondary market. As a part of the Commercial Lending division, we also have a team that specializes in U.S. Small Business Administration ("SBA") lending.

Mortgage Banking. We currently originate single family residential mortgage loans primarily for sale in the secondary markets and perform mortgage servicing on a substantial portion of such loans. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, while we retain the right to service these loans. We are a rated originator and servicer of jumbo loans, allowing us to sell the loans to other securitizers. Additionally, we purchase loans from WMS Series LLC through a correspondent arrangement with that company. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our mortgage servicing rights ("MSRs"). We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family MSRs within this business segment.

Restructuring our Mortgage Banking Segment

Beginning in the fourth quarter of 2016, our Mortgage Banking segment began to experience substantially lower origination volumes. Mortgage refinancings, which had been a significant contributor to total origination volume since the end of the recession, slowed considerably as mortgage interest rates began to rise above the rate already secured by most homeowners. The increase in mortgage interest rates, combined with the historically low inventory of houses for sale in our primary markets had a significant negative impact on our ability to originate purchase mortgages. As the demand for mortgages generally weakened, the number of competitors and loan officers working in the industry did not decline at the same rate, resulting in overcapacity and increased competition which put pressure on pricing and profit margins. At the same time, short-term interest rates increased without a corresponding increase in longer-term interest rates, resulting in a flatter yield curve which made hedging the change in value of our MSRs much less effective, thereby reducing our risk management results.

Meanwhile, changes in the regulatory environment presented additional challenges. Increased regulations on loan underwriting and loan disclosures and additional investor data integrity requirements have substantially increased the cost of originating mortgages. In addition, compliance and regulatory standards are unevenly applied between bank and non-bank lenders because the rules and regulations are enforced by different groups of regulators with different approaches to compliance and regulatory oversight. Further, a proposed rule change that would have simplified and reduced the capital burdens for banks holding MSRs did not materialize. With the recent proposal of a Community Bank Leverage Ratio, which provides capital relief for smaller banks but specifically omits the expected relief for MSR assets, we no longer believe such regulatory change for MSRs is likely to occur.

We took measures in 2017 and 2018 to reorganize and streamline our Mortgage Banking segment, reducing headcount from December 31, 2016 by 33%, consolidating office locations, exiting certain markets that were not meeting our performance expectations, introducing more automation and process-driven practices and reducing costs overall. Although these initiatives successfully reduced the cost structure of the Mortgage Banking segment, in late 2018 and early 2019 our Board of Directors reviewed the challenges that continue to confront the Mortgage Banking segment due to the continued downturn in the mortgage industry and determined that it would be in the best interests of the Company and its shareholders to explore a potential sale of the home loan center-based mortgage origination business and related MSRs. In February 2019, after marketing these assets for sale through an investment banker, we entered into a non-binding letter of intent with an independent mortgage company to sell the assets related to our home loan center-based mortgage origination operations and transfer our related mortgage personnel and we continue to market our related portfolio of mortgage servicing rights. We have not yet entered into definitive agreements with respect to any sales of these assets or servicing rights, and if we are able to enter into such agreements, the closing of the transactions will remain subject to customary closing conditions, including third party and regulatory approvals.

If we are successful in completing these transactions, going forward we would not continue to operate any stand-alone home loan centers but would still originate loans through our bank locations, online banking services and through our affinity banking relationship. Our affinity banking relationships allow qualified employees of certain organizations that have entered into affinity agreements with the Banks to receive preferential terms on a wide range of consumer products, including mortgages.

Investing in Growth of Commercial and Consumer Banking

Since our initial public offering (IPO) in February of 2012, we have steadily grown our commercial and consumer banking presence to diversify our earnings and mitigate the impact of the earnings volatility of our mortgage banking business. As a part of our growth strategy we have opened several de novo retail deposit branches to expand our branch network and increase our core deposit base, while also expanding our offerings of community banking products and services. At the same time we grew and diversified the Bank through acquisitions of whole banks and retail deposit branches in attractive growth markets on the West Coast to increase our scale in existing markets and to enter new markets. Between 2013 and 2017, we acquired four banks, expanding our network in Eastern Washington and Southern California, and eight individual branches to complement our existing networks in Washington, Oregon and California, and we expect to close an acquisition of an additional branch in Southern California later this month.

Our acquisitions have accelerated our growth of interest-earning commercial banking assets, strengthened our core deposit base, increased our geographic diversification and added experienced commercial and consumer banking professionals in key target markets. We plan to continue to grow opportunistically through acquisitions in addition to our organic growth.

In addition to these acquisitions, we have also expanded by opening de novo branches in markets that we believe are underserved by community banks. From 2012 to 2015, we opened 10 de novo branches in the greater Seattle area. In 2016, we added six de novo branches in San Diego, Hawaii and Eastern Washington, and in 2017 we opened three de novo branches in Southern California, Eastern Washington and the greater Seattle area. In 2018, we added three de novo branches in the Puget Sound area. Overall, from our IPO through December 31, 2018, we have added 22 de novo branches and acquired eight branches.

We remain focused on minimizing credit risk and on increasing operating efficiency by growing assets and revenues at a faster pace than expenses through measured growth within our existing markets, while managing costs and improving efficiencies.

Recent Developments

In February 2019, we entered into a non-binding letter of intent to sell assets related to our home loan center-based mortgage origination business and to transfer related mortgage personnel to an independent mortgage company, and announced that we are seeking buyers for our related mortgage servicing rights. These assets and personnel together constitute a considerable majority of the business activity we report under our Mortgage Banking segment. Any transaction to sell these assets will be subject to entering into definitive agreements with potential buyers which will be subject to closing conditions, including third party and regulatory approvals. Assuming we are able to complete the transactions, we expect the size and complexity of our overall organization will be reduced as we significantly reduce the size of our mortgage operation. Following the completion of a sale transaction, the remaining single family mortgage business will be integrated within the Commercial and Consumer Banking segment and originations will be sourced through our retail deposit branch locations, online banking platform, and affinity relationships.

In November 2018, we entered into an agreement with Silvergate Bank to acquire a branch in San Marcos, San Diego County, as well as the business lending team of Silvergate in San Diego. We believe this acquisition will increase our capabilities and market share in Southern California, and especially in San Diego County, with the addition of an experienced commercial lending team with a strong reputation in the community. We expect this transaction will close in March of 2019, subject to customary closing conditions.

Business Strategy

During 2018, we continued our strategy to grow and diversify earnings with the goal of becoming a leading West Coast regional bank. Our market focus is concentrated primarily in the major metropolitan markets in the Western United States, which are characterized by larger populations, lower unemployment and generally higher growth than many other metropolitan areas. These markets are the Seattle / Puget Sound and Spokane areas of Washington, the Portland, Oregon area, the Hawaiian Islands, the San Francisco Bay Area of California, and Southern California, including Los Angeles, Orange, Riverside, and San Diego Counties. We believe there is a significant opportunity for a well-capitalized, community-focused bank to compete effectively in West Coast markets, especially those that are not well served by existing community banks. Our strategy is to offer responsive and personalized service while providing a full range of financial services to small- and middle-market commercial and consumer customers, to build loyalty and grow market share. We have grown organically and through strategic acquisitions.

In 2018, we grew by opening three de novo retail deposit branches in the Puget Sound area and entering an agreement to acquire a retail branch, with deposits, loans, and a commercial lending team in San Diego County, California. That transaction is expected to close in March of 2019. Meanwhile, we also consolidated two retail deposit branches in Eastern Washington into two other nearby branches. In the face of the ongoing challenges facing the single family mortgage banking business, we also streamlined our operations by closing, consolidating, or reducing space in single family home lending centers and a regional processing center.

Our business strategy produced record net income in 2018 from our Commercial and Consumer Banking segment with a progressively improving efficiency ratio for that segment. However, despite our substantial initiatives in the last two years to improve the profitability of our Mortgage Banking segment, our expectations for a recovery in industry volume and profitability have not occurred and it remains unclear when, and to what extent, industry conditions will improve. Therefore, in February 2019, we entered into a non-binding letter of intent to sell our home loan center-based mortgage origination business and transfer related mortgage personnel to an independent mortgage company and announced that we are separately pursuing the sale of a majority of our single-family MSRs. Any transactions related to such sales remain subject to the negotiation and execution of definitive agreements, which would themselves be subject to customary closing conditions including third party and regulatory approvals. However, if we are successful in completing those transaction, the Company will retain a smaller mortgage operation that is integrated with the commercial and consumer banking business, with originations sourced through our branch network, online banking services, and affinity relationships. While single family mortgage loans will remain an important part of our asset diversification strategy and part of a broad array of products that we will offer to our customers, the scale of the business line will be substantially smaller and more focused on our retail deposit network and regional markets.

Assuming the successful sale of our home loan center-based mortgage origination business and servicing rights, our strategy will be to continue growing and diversifying earnings. We plan to accomplish this by continuing to meet the financial needs of our consumer and small business customers by providing targeted banking, investment and insurance products and services through our bank branches and our on-line platform using dedicated investment advisors, insurance agents and business banking officers. We expect to continue to grow our commercial lending (including SBA lending), and commercial real estate and residential construction lending throughout our primary markets.

We also plan to expand our commercial real estate business with a focus on multifamily mortgage origination through our existing commercial banking network as well as through our Fannie Mae DUS® origination and servicing relationships. We expect to continue to benefit from being one of only 25 companies nationally that is an approved Fannie Mae DUS® seller and servicer. We will continue to support our DUS® program by providing new construction and short-term bridge loans to experienced borrowers who intend to build or purchase apartment buildings for renovation, which we will then seek to replace with permanent financing upon completion of the projects. We also originate commercial real estate construction loans, bridge loans and permanent loans for our portfolio, primarily on office, retail, industrial and multifamily property types located within our geographic footprint and regularly sell those types of loans to other investors.

Our strategy since our IPO included a substantial investment in expanding our retail deposit branch network to fund the growth of our loan portfolio and provide an additional channel to source small-business and consumer loans. While we expect to decrease the pace of our de novo branch openings we will also continue to grow our commercial and consumer banking operations with an emphasis on growing consumer and business deposits within our existing branch footprint while also increasing the proportion of low and no-cost deposit products. In addition to this anticipated organic growth, we expect to continue to seek strategic acquisition opportunities of whole-banks or stand-alone retail deposit branches that meet or exceed our investment and return criteria, as well as seasoned commercial lending teams.

For a discussion of operating results of our lines of business, see "Business Segments" within Management's Discussion and Analysis of this Form 10-K and Note 20, Business Segments in the notes to our consolidated financial statements for the fiscal year ended December 31, 2018 included in Item 8 of Part II of this Form 10-K.

Market and Competition

We view our market as the major metropolitan coastal areas of the Western United States, including Hawaii. These metropolitan areas share a number of key demographic factors that are characteristic of growth markets, such as large and growing populations with above-average household incomes, a significant number of large and mid-sized companies, and diverse economies. These markets all share large populations that we believe are underserved due to the rapid consolidation of community banks since the financial crisis. We believe these markets can be well served by a strong regional bank like ours that is focused on providing consumers and businesses with quality customer service and a competitive array of deposit, lending and investment products.

As of December 31, 2018, we operated full service bank branches, as well as stand-alone commercial and residential lending centers, in the Puget Sound and eastern regions of Washington, the Portland, Oregon metropolitan area, the Hawaiian Islands, and Southern California. As of that date, we also had primary stand-alone commercial and residential lending centers in the metropolitan areas of San Francisco, California and Salt Lake City, Utah, as well as central California and Idaho.

The financial services industry is highly competitive. We compete with other banks, credit unions, mortgage banking companies, insurance companies, finance companies, and investment and mutual fund companies. In particular, we compete with many financial institutions with greater resources, including the capacity to make larger loans, fund extensive advertising campaigns and offer a broader array of products and services. The number of competitors for lower and middle-market business customers has, however, decreased in recent years primarily due to consolidations. At the same time, national banks have been focused on larger customers to achieve economies of scale in lending and depository relationships and have also consolidated business banking operations and support and reduced service levels in many of our markets. We have taken advantage of industry consolidation by recruiting well-qualified employees and attracting new customers who seek long-term stability, local decision-making, quality products and outstanding expertise and customer service.

In our single family mortgage origination and servicing business, we face especially intense competition from bank and non-bank lenders because the demand for mortgage loans has declined in recent years. The mortgage industry is compliance-intensive and requires significant expertise and internal control systems to ensure mortgage loan origination and servicing providers meet all origination, processing, underwriting, servicing and disclosure requirements. Although we have retained a significant market share in our primary markets, and we believe our compliance-centered culture has afforded us a competitive advantage within an increasingly complex regulatory landscape, the increased costs of compliance combined with inconsistent application of compliance interpretations, guidance and regulatory oversight between bank and non-bank lenders have created significant headwinds for us and we believe have resulted in an uneven competitive advantage for non-bank mortgage originators. In addition, changes in the interest rate environment and recent periods of historically low inventory of homes for sale, along with increasing home prices resulting from that inventory constraint, have significantly decreased demand for mortgages. The industry has surplus capacity because the number of loan officers has not been reduced in proportion to lower demand, resulting in increased price competition and lower profit margins. As a result, we are looking to significantly scale down our presence in the industry by pursuing the sale of our home loan center-based mortgage lending operations.

Employees

As of December 31, 2018, we employed 2,036 full-time equivalent employees, compared to 2,419 full-time equivalent employees at December 31, 2017.

Where You Can Obtain Additional Information

We file annual, quarterly, current and other reports with the Securities and Exchange Commission (the "SEC"). We make available free of charge on or through our website http://www.homestreet.com all of these reports (and all amendments thereto), as soon as reasonably practicable after we file these materials with the SEC. Please note that the contents of our website do not constitute a part of our reports, and those contents are not incorporated by reference into this Form 10-K or any of our other securities filings.

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
New statutes, regulations and guidance are regularly considered that could contain wide-ranging potential changes to the competitive landscape for financial institutions operating in our markets and in the United States generally. We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which our business may be affected. Any change in policies, legislation or regulation, whether by the Federal Reserve, the WDFI, the FDIC, the Washington state legislature, the United States Congress or any other federal, state or local government branch or agency with authority over us, could have a material adverse impact on us and our operations and shareholders. In addition, the Federal Reserve, the WDFI and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including, among other things, policies with respect to the Bank's capital levels, the classification of assets and establishment of adequate loan loss reserves for regulatory purposes.
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of bank holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits in various ways, including through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. Beginning in December 2015, the Federal Reserve has increased short-term interest rates nine times and may consider additional increases in 2019. We cannot predict the ultimate impact of these rate changes on the economy or our institution, or the nature or impact of future changes in monetary policies of the Federal Reserve.
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
Capital / Source of Strength
During 2015, the Company was a savings and loan holding company and as such became subject to capital requirements under the Dodd-Frank Act, beginning in 2015. Following its conversion to a bank holding company that has elected to be a financial holding company, the Company continues to be subject to these capital requirements. See "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements."
Regulations and historical practices of the Federal Reserve have required bank holding companies to serve as a "source of strength" for their subsidiary banks. The Dodd-Frank Act codified this requirement and extended it to all companies that control an insured depository institution. Accordingly, the Company is required to act as a source of strength for the Bank.

Restrictions Applicable to Bank Holding Companies
Federal law generally prohibits a bank holding company, including the Company, directly or indirectly (or through one or more subsidiaries), from acquiring:

•	control of another depository institution (or a holding company parent) without prior approval of the Federal Reserve (as "control" is defined under the Bank Holding Company Act);

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
In evaluating applications by holding companies to acquire depository institutions or holding companies, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and the institutions involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. In addition, nonbank acquisitions by a bank holding company are generally limited to the acquisition of up to 5% of the outstanding share of any class of voting securities of a company unless the Federal Reserve has previously determined that the nonbank activities are closely related to banking or prior approval is obtained from the Federal Reserve.
Acquisition of Control
Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire "control" of a bank holding company. An acquisition of control can occur upon the acquisition of 10.0% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve. Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act (the 60-day period may be extended), taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition. Control can also exist if an individual or company has, or exercises, directly or indirectly or by acting in concert with others, a controlling influence over the Bank. Washington law also imposes certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.
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
The Company's ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company. Capital rules as well as regulatory policy impose additional requirements on the ability of the Company and the Bank to pay dividends. See "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements."
Compensation Policies
Compensation policies and practices at the Company and the Bank are subject to regulation by their respective banking regulators and the SEC.
Guidance on Sound Incentive Compensation Policies. Effective on June 25, 2010, federal banking regulators adopted Sound Incentive Compensation Policies Final Guidance (the "Final Guidance") designed to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization. The Final Guidance applies to senior executives and others who are responsible for oversight of our company-wide activities and material business lines, as well as other employees who, either individually or as a part of a group, have the ability to expose the Bank to material amounts of risk.
Dodd-Frank Act. In addition to the Final Guidance, the Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added a new Section 14A(a) to the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that requires companies to include a separate non-binding resolution subject to shareholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, a new Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking shareholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of the company's assets to include a separate non-binding shareholder resolution approving certain "golden parachute" payments made in connection with the transaction. A new Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to "claw back" certain executive payments that were made based on improper financial statements.
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
FDIC Regulations. We are further restricted in our ability to make certain "golden parachute" and "indemnification" payments under Part 359 of the FDIC regulations, and the FDIC also regulates payments to executives under Part 364 of its regulations relating to excessive executive compensation.
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
Washington law also governs numerous corporate activities relating to the Bank, including the Bank's ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank generally may not declare a cash dividend on its capital stock if payment of such dividend would cause its net worth to be reduced below the net worth requirements, if any, imposed by the WDFI and dividends may not be paid in an amount greater than its retained earnings without the approval of the WDFI. These restrictions are in addition to restrictions imposed by federal law. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the WDFI. No person or entity may acquire control of the Bank until 30 days after filing an application with the WDFI, which has the authority to disapprove the application. Washington law defines "control" of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25.0% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank's articles of incorporation requires the approval of the WDFI.
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
The Bank is a member of the Deposit Insurance Fund ("DIF") administered by the FDIC, which insures customer deposit accounts. Under the Dodd-Frank Act, the amount of federal deposit insurance coverage was permanently increased from $100,000 to $250,000, per depositor, for each account ownership category at each depository institution. This change made permanent the coverage increases that had been in effect since October 2008.
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
Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2018, the Bank's assessment rate was 6.44 basis points on average assets less average tangible equity capital.
In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019. The annual rate for the first quarter of 2019 is 0.14 basis points.
Capital and Prompt Corrective Action Requirements
Capital Requirements
In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (the "Rules"). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as "Basel III") as well as requirements contemplated by the Dodd-Frank Act. The Rules applied to both the Company and the Bank beginning in 2015.
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income ("AOCI") except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank made this election in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution's capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its Tier 1 risk-weighted assets. The Tier 1 capital ratio is the ratio of the institution's Tier 1 capital to its total risk-weighted assets. The total capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The leverage ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset's risk-weighted value will generally be its percentage weight multiplied by the asset's value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
To be adequately capitalized both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a "conservation buffer," consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
Prompt Corrective Action Regulations
Section 38 of the Federal Deposit Insurance Act establishes a framework of supervisory actions for insured depository institutions that are not adequately capitalized, also known as "prompt corrective action" regulations. All of the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. These regulations apply to the Bank but not the Company. As modified by the Rules, the framework establishes five capital categories; under the Rules, a bank is:

•
"well capitalized" if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a common equity Tier 1 risk-based ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;

•
"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a common equity Tier 1 risk-based ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more;

•
"undercapitalized" if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a common equity risk-based ratio less than 4.5% or a leverage capital ratio less than 4.0%;

•
"significantly undercapitalized" if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 4.0%, a common equity risk-based ratio less than 3.0% or a leverage capital ratio less than 3.0%; and

•	"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
A bank that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
At each successive lower capital category, an insured bank is subject to increasingly severe supervisory actions. These actions include, but are not limited to, restrictions on asset growth, interest rates paid on deposits, branching, allowable transactions with affiliates, ability to pay bonuses and raises to senior executives and pursuing new lines of business. Additionally, all "undercapitalized" banks are required to implement capital restoration plans to restore capital to at least the "adequately capitalized" level, and the FDIC is generally required to close "critically undercapitalized" banks within a 90-day period.
Capital Simplification Rule

Following the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") in May 2018, the federal banking regulators (including the FDIC and the Federal Reserve) have proposed a new rule, the Community Bank Leverage Ratio ("CBLR"), intended to simplify capital rules for certain community banks and their holding companies. Qualifying community banking organizations could elect to be under a new capital requirement rather than the current capital framework. To be eligible to make this election, the community banking organization would have to have less than $10 billion in assets, have a CBLR of at least 9.00% and meet certain other criteria (including limits on off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and deferred tax assets). The CBLR would generally be the ratio of the organization’s total bank equity capital to average assets, subject to certain adjustments. The intent of the proposal is to simplify but not weaken capital requirements for qualifying community banks. Based on the requirements and our current structure, we are not eligible to make this election, although that may change if we are successful in selling the assets related to our stand-alone home loan business and related portfolio of mortgage servicing rights. If we do qualify, we will have to assess whether or not it would be advantageous for us to make the election once the rule is finalized and fully adopted. We have previously discussed a different rule proposed by banking regulators in September 2017 to simplify and reduce the capital burden for banks holding mortgage servicing assets. To date, a final rule has not been published, and given the recent proposal of the CBLR which omits the previously expected capital relief for such assets, we no longer expect that the proposed rule to reduce the capital burden for banks holding mortgage servicing rights will be enacted.

Limitations on Transactions with Affiliates
Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity which controls, is controlled by or is under common control with the Bank but which is not a subsidiary of the Bank. The Company and its non-bank subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of the Bank's capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or certain transactions with an affiliate that involves the borrowing or lending of securities and certain derivative transactions with an affiliate.
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

Volcker Rule

In December 2013, the FDIC, the FRB and various other federal agencies issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the "Volcker Rule." Subject to certain exceptions, the final rules generally prohibit banks and affiliated companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on those instruments, for their own account. The final rules also impose restrictions on banks and their affiliates from acquiring or retaining an ownership interest in, sponsoring or having certain other relationships with hedge funds or private equity funds.
Section 203 of the EGRRCPA amends the Volker Rule to exempt any institution that does not have, or is not controlled by a company that has more than $10 billion in total consolidated assets and total trading assets and liabilities that are more than five percent of total consolidated assets. As a result, the Bank is exempt from the Volker Rule until such time that its assets exceed $10 billion or its total trading assets and liabilities are more than five percent of total consolidated assets.
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
Environmental Issues Associated With Real Estate Lending
The Comprehensive Environmental Response, Compensation and Liability Act, or (the "CERCLA"), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress has acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor" exemption has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally required in 2018 that reserves be maintained as follows:

•	Net transaction accounts up to $16.0 million are exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $16.0 million up to $122.3 million.

•	A reserve of 10% is required for any transaction accounts over $122.3 million.
In 2019, the regulations generally require that reserves be maintained as follows:

•	Net transaction accounts up to $16.3 million are exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $16.3 million up to $124.2 million.

•	A reserve of 10% is required for any transaction accounts over $124.2 million.

Federal Home Loan Bank System
The Federal Home Loan Bank system consists of 11 regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "Des Moines FHLB") and is a borrowing non-member financial institution with the Federal Home Loan Bank of San Francisco (the "San Francisco FHLB"). As a member of the Des Moines FHLB, the Bank is required to own stock in the Des Moines FHLB. Separately, pursuant to a non-member lending agreement with the San Francisco FHLB that we entered into at the time of the Simplicity Acquisition, we are required to own stock of the San Francisco FHLB so long as we continue to be a borrower from the San Francisco FHLB. As of December 31, 2018, we owned $45.5 million of stock in the FHLB in the aggregate based on these obligations.
Community Reinvestment Act of 1977
Banks are subject to the provisions of the CRA of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the assessment areas serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, these assessments are considered by regulators when evaluating mergers, acquisitions and applications to open or relocate a branch or facility. The Bank currently has a rating of "Satisfactory" under the CRA.
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
The amount of dividends actually paid during any one period will be strongly affected by the Bank's policy of maintaining a strong capital position. Federal law prohibits an insured depository institution from paying a cash dividend if this would cause the institution to be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. Capital rules that went into effect in 2015 impose additional requirements on the Bank's ability to pay dividends. See "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements."
Liquidity
The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. See "Management's Discussion and Analysis - Liquidity Risk and Capital Resources."
Compensation
The Bank is subject to regulation of its compensation practices. See "Regulation and Supervision - Regulation of the Company - Compensation Policies."
Bank Secrecy Act and USA Patriot Act
The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Beginning in May 2018, the Bank Secrecy Act required financial institutions, including the Bank, to meet certain customer due diligence requirements, including obtaining a certification from the individual opening the account on behalf of the legal entity that identifies the beneficial owner(s) of the entity. The purpose of these requirements is to enable the Bank to be able to predict with relative certainty the types of transactions in which a customer is likely to engage which should in turn assist in determining when transactions are potentially suspicious.
Like all United States companies and individuals, the Company and the Bank are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and

Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control ("OFAC") has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.
The Bank maintains a program to meet the requirements of the Bank Secrecy Act, USA PATRIOT Act and OFAC.
Identity Theft
Section 315 of the Fair and Accurate Credit Transactions Act ("FACT Act") requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft "red flags" in connection with the opening of certain accounts or certain existing accounts.
The Bank maintains a program to meet the requirements of Section 315 of the FACT Act.
Consumer Protection Laws and Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members' Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil money penalties, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help ensure its compliance with these requirements.
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
The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposed a variety of requirements on entities that service mortgage loans and significantly expanded mortgage loan application data collection and reporting requirements under the Home Mortgage Disclosure Act.
The Dodd-Frank Act contains provisions further regulating payment card transactions. The Dodd-Frank Act required the Federal Reserve to adopt regulations limiting any interchange fee for a debit transaction to an amount which is "reasonable and proportional" to the costs incurred by the issuer. The Federal Reserve has adopted final regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion and the Federal Reserve has stated that it will monitor and report to Congress on the effectiveness of the exemption.
Future Legislation or Regulation

The Trump administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Proposals that affect the industry will likely continue to be introduced. In particular, the Trump administration and various members of Congress have expressed a desire to further modify or repeal parts of the Dodd-Frank Act. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or our financial condition or on the financial services industry generally.

ITEM 1A	RISK FACTORS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to Our Operations

We may not be able to continue to grow our commercial and consumer banking operations at our recent pace.

Since our initial public offering ("IPO") in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy, and continue to pursue growth strategies for our Commercial and Consumer Banking segment. We have grown our retail deposit branch presence from 20 branches in 2012 to 60 as of December 31, 2018, including expansion into new geographic regions, and have continued to expand our commercial lending operations during that period, resulting in substantial growth overall in total assets, total deposits, total loans and employees in our Commercial and Consumer Banking segment.

While we expect to continue both strategic and opportunistic growth in the Commercial and Consumer Banking segment, since the second quarter of 2017 we have undertaken a series of steps designed to restructure our Mortgage Banking segment, where production has been negatively impacted by increasing interest rates and a reduced supply of homes for sale nationwide, and profit margins have been negatively impacted by a shift in product mix to a higher number of non-conforming loans. We completed that reduction in the Mortgage Banking segment with other company-wide cost saving measures and a reduction in force in our corporate operations in the second quarter of 2018, however following further evaluation of our remaining mortgage banking operations and strategy given current market conditions, we have announced that we are pursuing a sale of the assets related to our home loan center-based mortgage origination business, a transfer of related mortgage personnel and a sale of a portfolio of related mortgage servicing rights, which if successful will significantly reduce the size of our mortgage operations. The combination of a focus on measured and efficient growth in commercial and consumer banking, along with a proposed sale of a significant portion of our existing mortgage banking operations which would in turn significantly reduce our single family mortgage origination volume may lead to a substantially slower growth rate than we have experienced in recent years

We have announced that we are pursuing a series of transactions to sell assets related to our home loan center-based mortgage banking operations that, if successful, would significantly change the size and operational scope of our organization, but we cannot be sure that we will be able to successfully complete such transactions on terms and conditions acceptable to us, or at all.

In February 2019, we announced that we entered into a non-binding letter of intent with a third party independent mortgage company for the sale of assets related to our home loan center-based mortgage operations and the transfer of related mortgage personnel, and that we are separately seeking to sell our portfolio of mortgage servicing related to those operations. While we expect that if we are successful in executing on these transactions we will see significant benefits to our operations and the long-term value of the Company for shareholders, there is no guarantee that we will be able to come to an agreement with any potential buyer on terms and conditions that are acceptable to us. In addition, some transactions of this nature undertaken by others in our industry have included significant earn-out provisions. Were we to enter into such an agreement, we may not be able to realize the full potential of the earn-out as the purchaser will have control over management of the operations that would generate the earn-out results, and if the buyer were to become insolvent, we may not be able to collect on the earn-out amount owed to us. In addition, while we have identified a potential buyer for some or all of these assets, there is no guarantee that we will be able to reach agreement on the terms of the sale and enter into definitive agreements for such transactions, and if we are able to enter into definitive agreements, such agreements will be subject to closing conditions, including but not limited to third party and regulatory consent requirements. If we are not successful in executing on a sale of the assets relating to our home loan center-based mortgage operations, we will need to explore other alternatives to improve the financial results of the Company and may have a prolonged period in which our financial results continue to be negatively impacted by the continued downward pressure on profitability in the mortgage banking industry.

Even if we are successful completing the sale of assets related to our home loan center-based mortgage business, including related mortgage servicing rights, we may not recognize the anticipated cost savings on the timeline we expect, or at all.

We believe that if we are successful in selling the assets related to our home loan center-based mortgage operations and related mortgage servicing rights portfolio, we will recognize, in the future and over time, significant cost savings for the Company.

However, if we have additional costs or liabilities that are incurred in connection with the transaction, or if we are unable to eliminate or substantially reduce all of the costs associated with that business segment, we may not recognize these expected costs savings. Similarly, if we are unable to complete the transaction on the timeline we anticipate, we may not recognize these cost savings on the timeline we anticipate and may continue to have significant expenses relating to the Mortgage Banking segment that will impact our financial statements in future quarters.

Volatility in mortgage markets, changes in interest rates, competition in our industry, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. Changes in the mortgage market, including an increase in interest rates and a disparity between the supply and demand of houses available for sale nationwide that has been acute in our primary markets in recent quarters, have caused a decline in mortgage originations throughout our markets, which adversely impacted our profitability in 2017 and 2018. As a result, we are seeking to substantially reduce the size of our mortgage banking operations through a sale of our home loan center-based mortgage operations and related servicing portfolio. While we expect to realize significant cost savings and believe such measures will ultimately result in a more profitable mortgage lending operation, we may not reduce our costs enough to substantially improve our profitability. In addition, the portion of our mortgage banking operations that we expect to retain will still be subject to many of the same pricing and competitive pressures currently at play in the mortgage industry generally.

Many other factors may also affect our ability to generate revenue in excess of our costs, decrease our profit margins, negatively impact our net interest margin or affect the carrying value of the mortgage servicing we will retain, which in turn affect our profitability, including:

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

•
Competition in the commercial and consumer lending industries may drive down the interest rates we are able to offer on our loans and reduce our profit margins on loan products, which would negatively impact our net interest income;

•
Volatility in mortgage markets, which is driven by factors outside of our control such as interest rate changes, imbalances in housing supply and demand and general economic conditions, may negatively impact our ability to originate loans and change the fair value of our existing loans and servicing rights;

•
Our single family mortgage related hedging strategies to offset risks related to interest rate changes have been adversely impacted by a flattening yield curve and will suffer further if the yield curve inverts. For these and other reasons, our hedging strategies may not be successful and may result in unanticipated losses for the Company;

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

•
Increased costs from growth through acquisition could exceed the income growth anticipated from these opportunities, especially in the short term as these acquisitions are integrated into our business.

If we are not successful in completing the sale of our home loan center-based mortgage business and related servicing portfolio, or if the cost savings created by such sales are less than expected, we may need to consider additional measures to improve our financial performance.

We believe that a sale of the assets related to our home loan center-based mortgage operations and the related mortgage servicing portfolio will create significant cost savings, generate significant additional capital for our operations and improve the overall financial health of our organization going forward. However, we may not recognize all the cost savings we expect to meet our strategic goals, in which case our Board of Directors and management may need to consider additional cost cutting or revenue enhancement measures in order to meet our financial and strategic goals.

We expect the sale of the assets related to our home loan center-based mortgage banking operations and related mortgage servicing portfolio will be complicated and complex transactions that will require significant attention from management and may incur additional near-term costs associated with the sales.

The proposed sale of the assets related to our home loan center-based mortgage operations and the related portfolio of mortgage servicing rights will require a series of complex transactions relating to the identification of and transfer of mortgage-related assets, the transfer of our unlocked mortgage pipeline, assignment or sublease of a significant number of real estate leases, regulatory approvals, integration of our technology and automation solutions with those of the acquirer, communicating with impacted employees and customers, management of the transfer or termination of a large number of employees in the impacted areas of our operations, rescaling of our corporate and compliance operations to fit the reduced size of our retained mortgage operations and more. Managing these work streams will require significant attention from management and may increase our short-term costs as we incur expenses related to professional services such as outsourced financial advisory, legal and accounting services and costs related to employee retention, severance and outplacement benefits, among other things. These increased costs could adversely impact our financial condition and results of operations.

Proxy contests commenced against the Company have caused us to incur substantial costs, divert the attention of the Board of Directors and management, take up management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition, and future proxy contests will do so as well.

In late 2017 through our annual meeting in May 2018, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., and certain affiliates (the "Blue Lion Parties") engaged in a lengthy proxy fight with respect to the Company in which Mr. Griege and the Blue Lion Parties went to great lengths to try to persuade our shareholders to vote against certain of our directors and proposals. While Blue Lion was not ultimately successful in preventing the election of the Company's nominees, the protracted campaign against the Company was both time-consuming and costly. Although the Company has continued to engage with the Blue Lion Parties on a regular basis as it does with other shareholders, the Blue Lion Parties have continued to be critical of the Company’s board and management and may continue to be so for the foreseeable future.

A proxy contest or other activist campaign and related actions, such as the one discussed above, could have a material and adverse effect on us for the following reasons:

•	Activist investors may attempt to effect changes in the Company's strategic direction and how the Company is governed, or to acquire control over the Company.

•
While the Company welcomes the opinions of all shareholders, responding to proxy contests and related actions by activist investors could be costly and time-consuming, disrupt our operations, and divert the attention of our Board of Directors and senior management and employees away from their regular duties and the pursuit of business opportunities. In addition, there may be litigation in connection with a proxy contest, as was the case with our 2018 proxy fight, which would serve as a further distraction to our Board of Directors, senior management and employees and could require the Company to incur significant additional costs.

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
In February 2019, we announced that we are pursuing the sale of assets related to our home loan center-based mortgage operations and a related portfolio of mortgage servicing rights. While we have endeavored to assure our employees and customers that we will take reasonable measures to protect their interests as we go through the process of identifying buyers, negotiating terms of such sale and transitioning our operations, the uncertainty created by this announcement may cause some employees that we would want to retain, either in the near-term or long-term, to seek other opportunities, which may impact our ability to conduct business as usual if key employees depart or a substantial number of employees depart. The low unemployment rates in many of our primary job markets, including Seattle, may leave us especially vulnerable to the loss of key employees. Similarly, this uncertainty may make it more challenging for us to attract and retain qualified and desirable candidates to fill open positions at the Company. The loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.
Our announcement of our plans to sell the assets related to our home loan center-based mortgage operations could have an adverse impact on our ability to retain certain customers.
Customers who are aware of our announced strategic direction may decide not to continue to do business with HomeStreet, including seeking out other originators for loans that they have not yet closed or seeking to refinance their existing loan with a different provider. As a result, our mortgage pipeline could fall off sooner than expected, which could impair our financial results for the first quarter. Further, retail customers who are not impacted by a potential sale of the assets related to our home loan center-based mortgage operations may seek to move their deposit accounts away from our institution if they are concerned about the impact of this announcement on our overall operations, our reputation in the community or the future of our organization as a whole. A loss of a substantial number of customers and potential borrowers could adversely impact our financial condition and results of operations.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with retained servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and our hedging activities may be impacted by unforeseen or unexpected changes, such as the flattening of the yield curve in 2018 at a time when we were rebalancing our hedging position. While we believe that if we significantly reduce the volume of single family loans held for sale and sell off a large portion of our MSRs, our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs will decrease but may still have a meaningful impact on our results of operations in mortgage banking. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations.

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

Although we presently have operations in six states, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and many have experienced disproportionately significant economic volatility compared to the rest of the United States in the past. In addition, many of these areas have been experiencing a constriction in the availability of houses for sale in recent periods as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region in particular, or more significantly, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. Although real estate prices are currently stable in the markets in which we operate, if market values decline significantly, as they did in the last recession, the collateral for our loans may provide less security and our ability to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

Changes in government-sponsored enterprises and their ability to insure or to buy our loans in the secondary market may result in significant changes in our ability to recognize income on sale of our loans to third parties.

We originate a substantial portion of our single family mortgage loans for sale to government-sponsored enterprises (“GSE”) such as Fannie Mae, Freddie Mac and Ginnie Mae. Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale. For example, as a result of Section 309 of the EGRRCPA, which was enacted into law in May 2018, a few of our VA-qualified loans we had originated for sale to Ginnie Mae were deemed to be ineligible for sale to Ginnie Mae under the revised terms of that entity’s program and we were required to find a different way to sell these loans. Such changes are difficult to predict, and can have a negative impact on our cash flow and results of operations.

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

As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. In the past, these deficiencies have included "material weaknesses," defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has in place a process to document and analyze all identified internal control deficiencies and implement remedial measures sufficient to resolve those deficiencies. To support our strategic initiatives and to create operating efficiencies, we have implemented, and will continue to implement, new systems and processes. If our project management processes are not sound and adequate resources are not deployed to these implementations, we may experience additional internal control lapses that could expose the Company to operating losses. However, any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls in the future could harm operating results or cause us to fail to meet our reporting obligations.

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

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books. As we make additional acquisitions in the future, including our expected acquisition of the business lending team from Silvergate and a related portfolio of commercial loans in March 2019, we expect to bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for loan losses, and adversely affect our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. When rates increase, the cost of our funding often increases faster than we can increase our interest income. For example, in recent periods the FHLB has increased rates on their advances in a quick response to increases in rates by the Federal Reserve and implemented those increased costs earlier than we have been able to increase our own interest income. This asymmetry of the speed at which interests rates rise on our liabilities as opposed to our assets may have a negative impact on our net interest income and, in turn, our financial results. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

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

We completed four whole-bank acquisitions and acquired eight stand-alone branches between September 2013 and December 31, 2018 and expect to complete the acquisition of another stand-alone branch and an associated commercial lending team in March 2019, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future, including risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

If we breach any of the representations or warranties we make to a purchaser or securitizer of our loans or MSRs, we may be liable to the purchaser or securitizer for certain costs and damages.

When we sell or securitize loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our agreements require us to repurchase loans if we have breached any of these representations or warranties, in which case we may be required to repurchase such loan and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against a third party for such losses, or the remedies available to us may not be as broad as the remedies available to the purchaser of the loan against us. In addition, if there are remedies against a third party available to us, we face further risk that such third party may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces remedies against us, we may not be able to recover our losses from a third party and may be required to bear the full amount of the related loss.

We have announced our intention to seek buyers for a substantial portion of our MSRs related to our large scale mortgage business. If we are successful in selling that portfolio, we may have more exposure to these risks due to the volume of MSR sales outside of our historical ordinary course of business.

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

We originate and purchase, sell and thereafter service single family loans, some of which are insured by FHA/HUD or guaranteed by the VA. We certify to the FHA/HUD and the VA that the loans meet their requirements and guidelines. The FHA/HUD and VA audit loans that are insured or guaranteed under their programs, including audits of our processes and procedures as well as individual loan documentation. Violations of guidelines can result in monetary penalties or require us to provide indemnifications against loss or loans declared ineligible for their programs. In the past, monetary penalties and losses from indemnifications have not created material losses to the Bank. FHA/HUD perform regular audits, and HUD's Inspector General is active in enforcing FHA regulations with respect to individual loans, including partnering with the Department of Justice ("DOJ") to bring lawsuits against lenders for systemic violations. The penalties resulting from such lawsuits can be severe, since systemic violations can be applied to groups of loans and penalties may be subject to treble damages. The DOJ has used the Federal False Claims Act and other federal laws and regulations in prosecuting these lawsuits. Because of our significant origination of FHA/HUD insured and VA guaranteed loans, if the DOJ were to find potential violations by the Bank, we could be subject to material monetary penalties and/or losses, and may even be subject to lawsuits alleging systemic violations which could result in treble damages.

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

Changes in fee structures by third party loan purchasers and mortgage insurers may decrease our loan production volume and the margin we can recognize on loans and may adversely impact our results of operations.

Changes in the fee structures by third party loan purchasers may increase our costs of doing business and, in turn, increase the cost of loans to our customers and the cost of selling loans to third party loan purchasers. Increases in those costs could in turn decrease our margin and negatively impact our profitability. With respect to mortgage loans, increased costs for premiums from mortgage insurers, extensions of the period for which private mortgage insurance is required on a loan purchased by third party purchasers and other changes to mortgage insurance requirements could also increase our costs of completing a mortgage and our margins for home loan origination. Were any of our third party loan purchasers to make such changes in the future, it may have a negative impact on our ability to originate loans to be sold because of the increased costs of such loans and may decrease our profitability with respect to loans held for sale. In addition, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these third party loan purchasers could negatively impact our results of business, operations and cash flows.

We may incur additional costs in placing loans if our third party purchasers discontinue doing business with us for any reason.
We rely on third party purchasers with whom we place loans as a source of funding for the loans we make to customers. Occasionally, third party loan purchasers may go out of business, elect to exit the market or choose to cease doing business with us for a myriad of reasons, including but not limited to the increased burdens on purchasers related to compliance, adverse market conditions or other pressures on the industry. In the event that one or more third party purchasers goes out of business, exits the market or otherwise ceases to do business with us at a time when we have loans that have been placed with such purchaser but not yet sold, we may incur additional costs to sell those loans to other purchasers or may have to retain such loans, which could negatively impact our results of operations and our capital position.
Our real estate lending may expose us to environmental liabilities.

In the course of our business, it is necessary to foreclose and take title to real estate, including commercial real estate which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, if we were to be an owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Market-Related Risks

Fluctuations in interest rates could adversely affect the value of our assets and reduce our net interest income and noninterest income, thereby adversely affecting our earnings and profitability.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, unexpected increases in interest rates can result in an increased percentage of rate lock customers closing loans, which would in turn increase our costs relative to income. In addition, increases in interest rates in recent periods has reduced our mortgage revenues by reducing the market for refinancings, which has negatively impacted demand for certain of our residential loan products and the revenue realized on the sale of loans which, in turn, may negatively impact our noninterest income and, to a lesser extent, our net interest income. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.

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

Asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities, including advances from the FHLB and interest payable on our deposits, tend to be more sensitive to short term rates while our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of readjustment. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income.

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

We are exploring solutions to significantly decrease our mortgage origination operations in response to market forces that have increased competition for providers of mortgage products and put pressure on pricing for those products, which may limit our ability to increase our volume significantly in the event of a significant improvement in the mortgage market.

Due primarily to a combination of increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale which is especially acute in our primary markets, the overall number of mortgage products being purchased in the market is significantly reduced from prior periods. In response, we have announced that we are looking for buyers for our large scale mortgage origination and servicing businesses. If we are successful in that effort, we expect to have a significantly smaller mortgage operation going forward. If the mortgage market were to significantly improve, we would not have the capacity to originate mortgages to the volume we have had in recent years, which would limit our ability to capitalize on that market.

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
The price of our common stock has fluctuated in the past and may face additional and potentially substantial fluctuations in the future. Among the factors that may impact our stock price are the following:

•	Variances in our operating results;

•	Disparity between our operating results and the operating results of our competitors;

•	Changes in analyst's estimates of our earnings results and future performance, or variances between our actual performance and that forecast by analysts;

•
News releases or other announcements of material events relating to the Company, including but not limited to mergers, acquisitions, expansion plans, restructuring activities or other strategic developments;

•	Statements made by activist investors criticizing our strategy, our management team or our Board of Directors;

•	Future securities offerings by us of debt or equity securities;

•	Addition or departure of key personnel;

•	Market-wide events that may be seen by the market as impacting the Company;

•	The presence or absence of short-selling of our common stock;

•	General financial conditions of the country or the regions in which we operate;

•	Trends in real estate in our primary markets;

•	Trends relating to the economic markets generally; or

•	Changes in laws and regulations affecting financial institutions.

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

We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest and noninterest income that we earn from our commercial lending and mortgage banking businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. A prolonged period of slow growth or a pronounced decline in the U.S. economy, or any deterioration in general economic conditions and/or the financial markets resulting from these factors, or any other events or factors that may signal a return to a recessionary economic environment, could dampen consumer confidence, adversely impact the models we use to assess creditworthiness, and materially adversely affect our financial results and condition. If the economy worsens and unemployment rises, which also would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, reducing our net interest and noninterest income and our earnings. Significant and unexpected market developments may also make it more challenging for us to properly forecast our expected financial results.

A change in federal monetary policy could adversely impact our revenues from lending activities.

The Federal Reserve is responsible for regulating the supply of money in the United States, and as a result, its monetary policies strongly influence our costs of funds for lending and investing, as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. Changes in interest rates may increase our cost of capital or decrease the income we receive from interest bearing assets, and asymmetrical changes in short term and long-term interest rates may result in a more rapid increase in the costs related to interest-bearing liabilities such as FHLB advances and interest-bearing deposit accounts without a correlated increase in the income from interest-bearing assets which are typically more sensitive to long-term interest rates. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities, MSRs and derivative instruments used to hedge against changes in the value of our MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the Federal Reserve Board’s policies and cannot predict when changes are expected or what the magnitude of such changes may be.

A substantial portion of our revenue is currently derived from residential mortgage lending which is a market sector that experiences significant volatility.

Although we have grown our Commercial and Consumer Banking segment revenue to diversify our sources of income, we are seeking to sell the majority of our mortgage origination and servicing operations. At present a substantial portion of our consolidated net revenues (net interest income plus noninterest income) are still derived from originating and selling residential mortgages which is likely to remain the case unless and until we are able to transition our mortgage banking operations to a buyer. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a significant lack of housing inventory caused by an increase in demand for housing at a time of decreased supply, and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages because it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, interest rate changes may result in lower rate locks and higher closed loan volume which can negatively impact our financial results because we book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as "fallout". When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business. If we are successful in finding a buyer for our large scale mortgage lending operations, we expect to continue to offer mortgage lending on a smaller scale, which will still be subject to this volatility.

We may incur losses due to changes in prepayment rates.

Our mortgage servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or stagnating real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of residential mortgage loan servicing rights to decrease along with the amount of loan administration income received. We are seeking a buyer for a significant portion of our mortgage servicing rights, but will continue to face this risk unless and until we find a buyer for that portfolio, and will continue to be exposed to such risks on a smaller scale with respect to the servicing rights we expect to retain going forward.

Regulatory-Related Risks

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions or pursuing growth initiatives and acquisition activities, and imposes financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve Board, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or regulatory agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate. We are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, our growth and our acquisition activity, adversely reclassify our assets, determine the level of deposit insurance premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties. The level of discretion, and the extent of potential penalties and other remedies, have increased substantially during recent years. We have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions or if they determine that remediation of operational or other legal or regulatory deficiencies is required.

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us. Dodd-Frank's level of oversight and compliance obligations increase significantly for banks with total assets in excess of $10 billion, which may limit our ability to grow beyond that level or may significantly increase the cost and regulatory burden of doing so. While the Trump administration and some members of Congress have indicated that they would like to repeal or revise certain portions of Dodd-Frank and other regulations impacting financial institutions, the possibility, nature and extent of such repeals or revisions are not presently known and we cannot predict whether or not these changes will come to pass. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether federal or state authorities, or other pertinent bodies, will enact legislations, laws, rules or regulations that will impact our business or operations. Further, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal "guidance" such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

Changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential litigation.

Policies and regulations enacted by CFPB may negatively impact our residential mortgage loan business and compliance risk.

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau ("CFPB") which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower's ability to repay their mortgage loan while providing borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower’s ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, they have not yet been challenged widely in courts and it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these regulations on the lender's enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a "qualified mortgage" as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which have resulted in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

The CFPB was also given authority over the Real Estate Settlement Procedures Act, or RESPA, under the Dodd-Frank Act and has, in some cases, interpreted RESPA requirements differently than other agencies, regulators and judicial opinions. As a result, certain practices that have been considered standard in the industry, including relationships that have been established between mortgage lenders and others in the mortgage industry such as developers, realtors and insurance providers, are now being subjected to additional scrutiny under RESPA. Our regulators, including the FDIC, review our practices for compliance with RESPA as interpreted by the CFPB. Changes in RESPA requirements and the interpretation of RESPA requirements by our regulators may result in adverse examination findings by our regulators, which could result in enforcement action, fines, penalties and negatively impact our ability to pursue our growth plans, branch expansion and limit our acquisition activity.

In addition to RESPA compliance, the Bank is also subject to the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, which became effective in October 2015. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, require significant systems modifications, process and procedure changes. Failure to comply with these new requirements may result in regulatory penalties for disclosure and other violations under RESPA and the Truth In Lending Act ("TILA"), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

In addition, the CFPB has adopted and largely implemented additional rules under the Home Mortgage Disclosure Act ("HMDA") that are intended to improve information reported about the residential mortgage market and increase disclosure about consumer access to mortgage credit. The updates to the HMDA increase the types of dwelling-secured loans that are subject to the disclosure requirements of the rule and expand the categories of information that financial institutions such as the Bank are required to report with respect to such loans and such borrowers, including potentially sensitive customer information. Most of the rule's provisions went into effect on January 1, 2018. These changes increased our compliance costs due to the need for additional resources to meet the enhanced disclosure requirements as well as informational systems to allow the Bank to properly capture and report the additional mandated information. The volume of new data that is required to be reported under the updated rules will also cause the Bank to face an increased risk of errors in the processing of such information. More importantly, because of the sensitive nature of some of the additional customer information to be included in such reports, the Bank may face a higher potential for security breaches resulting in the disclosure of sensitive customer information in the event the HMDA reporting files were obtained by an unauthorized party.

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered "predatory" or "unfair and deceptive". These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, failing to provide advertised benefits, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice and restrictions on our ability to execute our growth and expansion plans. These risks are enhanced because of our growth activities as we integrate operations from our acquisitions and expand our geographic markets. As we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

We are subject to more stringent capital requirements under Basel III.

As of January 1, 2015, we became subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Many of these rules apply to both the Company and the Bank, including increased common equity Tier 1 capital ratios, Tier 1 leverage ratios, Tier 1 risk-based ratios and total risk-based ratios. In addition, beginning in 2016, all institutions subject to Basel III, including the Company and the Bank are required to establish a "conservation buffer" that took full effect on January 1, 2019. This conservation buffer consists of common equity Tier 1 capital and is now required to be 2.5% above existing minimum capital ratio requirements. This means that once the conservation buffer is fully phased in, in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement will be 7.0%, the Tier 1 risk-based ratio requirement will be 8.5% and the total risk-based capital ratio requirement will be 10.5%. Any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered "well-capitalized." The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to MSRs and deferred tax assets. For more on these regulatory requirements and how they apply to the Company and the Bank, see "Business - Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements -

Capital Requirements" in this Form 10-K. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

Changes in accounting standards may require us to increase our Allowance for Loan Losses and could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which changes, among other things, the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, available for sale and held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This differs from current US GAAP which is based on incurred losses inherent in the loan portfolio and moves to a current estimate of all expected credit losses based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU will be effective for us beginning on January 1, 2020.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination ("PCD assets") that are measured at amortized cost, an allowance for expected credit losses will be recorded as an adjustment to the cost basis of the asset. Subsequent changes in estimated cash flows would be recorded as an adjustment to the allowance and through the statement of income. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security's cost basis. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Capital Management" as well as "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements" in this Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a policy to pay dividends and in recent years our Board of Directors has elected to retain capital for growth rather than to declare a dividend. While management has recently discussed the possibility of paying dividends in the near future, we have not declared dividends in any recent quarters, and the potential of future dividends is subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

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
We anticipate that our total assets could exceed $10 billion in the next several years, based on our historic and projected growth rates. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank's compliance with various consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB's examination and regulatory authority might impact our business.
To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or the Bank's total assets equal or exceed $10 billion. In fact, we have already begun implementing measures to allow us to prepare for the heightened compliance that we expect will be required if we exceed $10 billion in assets, including hiring additional compliance personnel and designing and implementing additional compliance systems and internal controls. We may incur significant expenses in connection with these activities, any of which could have a material adverse effect on our business, financial condition or results of operations. We expect to incur these compliance-related costs even if they are not yet fully required, and may incur them even if we do not ultimately reach $10 billion in assets at the rate we expect or at all. We may also face heightened scrutiny by our regulators as we begin to implement these new compliance measures and grow toward the $10 billion asset threshold, and our regulators may consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
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

To date we are not aware of any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to evolve our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent all physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, uninsured financial losses, the inability of our customers to transact business with us, employee productivity losses, technology replacement costs, incident response costs, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, additional regulatory scrutiny, reputational damage, litigation, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially and adversely affect our results of operations or financial condition.

We rely on third party vendors and other service providers for certain critical business activities, which creates additional operational and information security risks for us.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from interruptions or failures of their own systems, capacity constraints or failures of their own internal controls. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. In late February 2018, one of our vendors provided notice to us that their independent auditors had determined their internal controls to be inadequate. While we do not believe this particular failure of internal controls would have an impact on us due to the strength of our own internal controls, future failures of internal controls of a vendor could have a significant impact on our operations if we do not have controls to cover those issues. To date none of our third party vendors or service providers has notified us of any security breach in their systems that has resulted in an increased vulnerability to us or breached the integrity of our confidential customer data. Such third parties may also be targets of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers.

In addition, if any third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted and our operating expenses may materially increase. If an interruption were to continue for a significant period of time, our business financial condition and results of operations could be materially adversely affected.

Some of our primary third party service providers are subject to examination by banking regulators and may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service providers conducted by federal regulators. While we subject such vendors to higher scrutiny and monitor any corrective measures that the vendors are taking or would undertake, we cannot fully anticipate and mitigate all risks that could result from a breach or other operational failure of a vendor's system.

Others provide technology that we use in our own regulatory compliance, including our mortgage loan origination technology. If those providers fail to update their systems or services in a timely manner to reflect new or changing regulations, or if our personnel operate these systems in a non-compliant manner, our ability to meet regulatory requirements may be impacted and may expose us to heightened regulatory scrutiny and the potential for monetary penalties.

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

The failure to protect our customers' confidential information and privacy could adversely affect our business.

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

In addition, as a Washington corporation, we are subject to Washington law which imposes restrictions on business combinations and similar transactions between a corporation and certain significant shareholders. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control. These restrictions may limit a shareholder's ability to benefit from a change-in-control transaction that might otherwise result in a premium unless such a transaction is favored by our Board of Directors.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts Mortgage Lending as well as Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, and Utah. As of December 31, 2018, we operated in 32 primary stand-alone home loan centers, six primary commercial lending centers, 60 retail deposit branches, and one insurance office. As of such date, we also operated three facilities for the purpose of administrative and other functions in addition to the principal offices: a loan fulfillment center and a call center and operations support facility, both located in Federal Way, Washington; and loan fulfillment centers in Pleasanton, California and Vancouver, Washington. Two other loan fulfillment centers are operated in Lynnwood, Washington and Honolulu, Hawaii and co-located with stand-alone loan offices included in the above summary. Of these properties, we own five of the retail deposit branches, the loan fulfillment center and the call center and operations support facility in Federal Way and we own 50% of a retail branch through a joint venture. In addition, we own one parcel of land in Washington State. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol "HMST."

As of February 27, 2019, there were 2,971 shareholders of record of our common stock.

Dividend Policy

We have not adopted a formal dividend policy to pay dividends and did not pay any dividends to shareholders in 2018 or 2017. The amount and timing of any future dividends have not been determined. The payment of dividends is dependent upon a number of factors, including regulatory capital requirements, the Company’s and the Bank’s liquidity, financial condition and results of operations, strategic growth plans, tax considerations, statutory and regulatory limitations and general economic conditions. Our ability to pay dividends to shareholders is significantly dependent on the Bank's ability to pay dividends to the Company, which is limited to the extent necessary for the Bank to meet the regulatory requirements of a "well-capitalized" bank or other formal or informal guidance communicated by our principal regulators. See "Business Regulation and Supervision - Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements."

For the foregoing reasons, there can be no assurance that we will pay any further special dividends or initiate a regular dividend in any future period.

Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2018.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2018 of the cumulative total return for our common stock, the Russell 2000 Index (RUT) and the KBW Regional Banking Index (KRX). The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of HomeStreet, Inc., the Russell 2000 Index, the KBW Regional Banking Index and data for HomeStreet, Inc., the Russell 2000 Index and the KBW Regional Banking Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Form 10-K.

The following table sets forth selected historical consolidated financial and other data for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2018 and 2017 and for each of the years ended December 31, 2018, 2017 and 2016 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2016, 2015 and 2014 and for each of the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements for those years, which are not included in this Form10-K. You should read the summary selected historical consolidated financial and other data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2018	2017	2016	2015	2014

Income statement data (for the period ended):
Net interest income	$202,479	$194,438	$180,049	$148,338	$98,669
Provision (reversal of provision) for credit losses	3,000	750	4,100	6,100	(1,000)
Noninterest income	236,959	312,154	359,150	281,237	185,657
Noninterest expense	390,573	439,653	444,322	366,568	252,011
Income before income taxes	45,865	66,189	90,777	56,907	33,315
Income tax expense (benefit)	5,838	(2,757)	32,626	15,588	11,056
Net income	$40,027	$68,946	$58,151	$41,319	$22,259
Basic income per share	$1.48	$2.57	$2.36	$1.98	$1.50
Diluted income per share	$1.47	$2.54	$2.34	$1.96	$1.49
Common shares outstanding	26,995,348	26,888,288	26,800,183	22,076,534	14,856,611
Weighted average number of shares outstanding:
Basic	26,970,916	26,864,657	24,615,990	20,818,045	14,800,689
Diluted	27,168,135	27,092,019	24,843,683	21,059,201	14,961,081
Book value per share	$27.39	$26.20	$23.48	$21.08	$20.34
Dividends per share	$—	$—	$—	$—	$0.11
Financial position (at year end):
Cash and cash equivalents	$57,982	$72,718	$53,932	$32,684	$30,502
Investment securities	923,253	904,304	1,043,851	572,164	455,332
Loans held for sale	347,007	610,902	714,559	650,163	621,235
Loans held for investment, net	5,075,371	4,506,466	3,819,027	3,192,720	2,099,129
Mortgage servicing rights	280,496	284,653	245,860	171,255	123,324
Other real estate owned	455	664	5,243	7,531	9,448
Total assets	7,042,221	6,742,041	6,243,700	4,894,495	3,535,090
Deposits	5,051,408	4,760,952	4,429,701	3,231,953	2,445,430
Federal Home Loan Bank advances	932,590	979,201	868,379	1,018,159	597,590
Federal funds purchased and securities sold under agreements to repurchase	19,000	—	—	—	50,000
Total shareholders' equity	$739,520	$704,380	$629,284	465,275	302,238

Summary Financial Data (continued)

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2018	2017	2016	2015	2014

Financial position (averages):
Investment securities	$916,840	$1,023,702	$834,671	$523,756	$459,060
Loans held for investment	4,866,210	4,178,326	3,668,263	2,834,511	1,890,537
Total interest-earning assets	6,348,072	5,998,521	5,307,118	4,150,089	2,869,414
Total interest-bearing deposits	4,051,903	3,588,515	3,145,137	2,499,538	1,883,622
Federal Home Loan Bank advances	867,141	1,037,650	942,593	795,368	431,623
Total interest-bearing liabilities	5,059,411	4,755,221	4,189,582	3,368,160	2,386,537
Shareholders' equity	741,035	675,877	566,148	442,105	289,420
Financial performance:
Return on average shareholders' equity (1)	5.40%	10.20%	10.27%	9.35%	7.69%
Return on average total assets	0.57%	1.05%	1.01%	0.91%	0.69%
Net interest margin (2)	3.23%	3.31%	3.45%	3.63%	3.51%
Efficiency ratio (3)	88.88%	86.79%	82.40%	85.33%	88.63%
Asset quality:
Allowance for credit losses	$42,913	$39,116	$35,264	$30,659	$22,524
Allowance for loan losses/total loans (4)	0.81%	0.83%	0.88%	0.91%	1.04%
Allowance for loan losses/nonaccrual loans	356.92%	251.63%	165.52%	170.54%	137.51%
Total nonaccrual loans (5)(6)	$11,619	$15,041	$20,542	$17,168	$16,014
Nonaccrual loans/total loans	0.23%	0.33%	0.53%	0.53%	0.75%
Other real estate owned	$455	$664	$5,243	$7,531	$9,448
Total nonperforming assets	$12,074	$15,705	$25,785	$24,699	$25,462
Nonperforming assets/total assets	0.17%	0.23%	0.41%	0.50%	0.72%
Net (recoveries) charge-offs	$(797)	$(3,102)	$(505)	$(2,035)	$565
Regulatory capital ratios for the Bank:
Basel III - Tier 1 leverage capital (to average assets)	10.15%	9.67%	10.26%	9.46%	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	13.82%	13.22%	13.92%	13.04%	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	13.82%	13.22%	13.92%	13.04%	NA
Basel III - Total risk-based capital (to risk-weighted assets)	14.72%	14.02%	14.69%	13.92%	NA
Basel I - Tier 1 leverage capital (to average assets)	NA	NA	NA	NA	9.38%
Basel I - Tier 1 risk-based capital (to risk-weighted assets)	NA	NA	NA	NA	13.10%
Basel I - Total risk-based capital (to risk-weighted assets)	NA	NA	NA	NA	14.03%
Regulatory capital ratios for the Company:
Basel III - Tier 1 leverage capital (to average assets)	9.51%	9.12%	9.78%	9.95%	NA
Basel III - Tier 1 common equity risk-based capital (to risk-weighted assets)	11.26%	9.86%	10.54%	10.52%	NA
Basel III - Tier 1 risk-based capital (to risk-weighted assets)	12.37%	10.92%	11.66%	11.84%	NA
Basel III - Total risk-based capital (to risk-weighted assets)	13.27%	11.61%	12.34%	12.70%	NA

	At or for the Years Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

SUPPLEMENTAL DATA:
Loans serviced for others
Single family	$20,151,735	$22,631,147	$19,488,456	$15,347,811	$11,216,208
Multifamily	1,458,020	1,311,399	1,108,040	924,367	752,640
Other	84,457	79,797	69,323	79,513	82,354
Total loans serviced for others	$21,694,212	$24,022,343	$20,665,819	$16,351,691	$12,051,202
Loan origination activity
Single family	$6,308,971	$8,091,400	$9,214,463	$7,440,612	$4,697,767
Other	2,925,246	2,749,291	2,560,549	1,540,455	967,500
Total loan origination activity	$9,234,217	$10,840,691	$11,775,012	$8,981,067	$5,665,267

(1)    Net earnings available to common shareholders divided by average shareholders' equity.
(2)    Net interest income divided by total average interest-earning assets on a tax equivalent basis.
(3)    Noninterest expense divided by total revenue (net interest income and noninterest income).
(4)    Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.85%, 0.90%, 1.00%, 1.10% and 1.10% at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
(5)    Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.
(6)    Includes $1.9 million and $1.9 million of nonperforming loans at December 31, 2018 and 2017, respectively, which are guaranteed by the Small Business Administration ("SBA").

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, which are statements of expectations and not statements of historical fact. Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A "Risk Factors," that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to, and expressly disclaim any such obligation to update, or clarify any of the forward-looking statements after the date of this Form 10-K to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time of otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes included in Items 6 and 8 of this Form 10-K.

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

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, non-deposit investment products, private banking and cash management services and other banking services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. We also have partial ownership in WMS Series LLC, which is an affiliated business arrangement with various owners of Windermere Real Estate Company franchises that operates a single family mortgage origination business from select Windermere Real Estate Offices that is known as Penrith Home Loans (some of which were formerly known as Windermere Mortgage Services).

HomeStreet Capital Corporation, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

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

In 2018, we focused on improved performance in all facets of our operations. In our Commercial and Consumer Banking segment, we continued to execute our strategy of diversifying earnings by expanding the business, growing and improving the quality of our deposits, and bolstering our technology, compliance and risk management capabilities. We continued targeted expansion of our retail deposit branch network during the year, including opening three de novo branches. We also rationalized our retail deposit branch network with the closure of two branches in Eastern Washington. As of December 31, 2018 we had 60 retail branches in Washington, Oregon, California and the Hawaiian Islands. We announced an agreement to acquire a retail branch, with approximately $123.0 million in deposits, along with $123.0 million of loans and a commercial lending team in San Diego County, which is expected to close in March 2019.

1 DUS® is a registered trademark of Fannie Mae     44

Meanwhile, in our Mortgage Banking segment, we faced a continued reduction in single family loan origination volume.
The decrease in volume was primarily driven by increases in mortgage interest rates that reduced the demand for refinance mortgage loans. In addition, the scarcity of homes available for sale in our primary markets, created challenges for customers looking for suitable housing at an affordable price, which in turn reduced the demand for purchase mortgages in those markets. The lower overall volume of loans originated industry wide also created significant price competition, which in turn created negative pressure on our mortgage banking profit margins.

In 2018, we were able to maintain a significant market share in mortgage banking in our Pacific Northwest markets. However, the contraction in the total number of mortgage loans originated in our markets led us to focus on building even more efficiency in our operations, while retaining the ability to meet the origination and servicing needs of our mortgage lending customers.
Although, historically, one of our primary points of focus has been on single family mortgage banking, we have invested significantly in the growth of our Commercial and Consumer Banking business since our initial public offering in 2012, in part to offset the volatility of earnings typically experienced in residential mortgage banking operations. This diversification has been important in reducing the impact of the continued decline in single family mortgage originations in our principal markets over the past year.

The increased importance of our Commercial and Consumer Banking segment, along with the 2017 and 2018 restructuring of our Mortgage Banking segment to reduce its cost structure to better align with market conditions, helped to partially offset the volatility of our mortgage banking earnings.

While HomeStreet has grown at a significant rate in the six years since our initial public offering, management anticipates that the pace of our growth will be lower than prior periods, due in part to the increased scale of our business and the competitive state of our markets.

Management's Overview of 2018 Financial Performance

Results for 2018 reflect the continued expansion of our Commercial and Consumer Banking segment as well as the restructuring of our Mortgage Banking segment. During 2018, in our Commercial and Consumer Banking segment we added three de novo bank branches in the Puget Sound area, while consolidating two retail branches in Eastern Washington into other branches. In response to adverse market conditions, we reduced headcount in the Mortgage Banking segment by 24.1% during the year, reduced our primary single family home loan centers from 44 to 32, and streamlined our leadership team by eliminating positions and reducing overall compensation. At December 31, 2018, we had 32 primary home loan centers, six primary commercial lending centers and 60 retail deposit branches. We also had one stand-alone insurance office.

Recent Developments

In November 2018, we entered into an agreement with Silvergate Bank to acquire a branch in San Marcos, San Diego County, as well as the business lending team of Silvergate in San Diego. We believe this acquisition will increase our capabilities and market share in Southern California, and especially in San Diego County, with the addition of an experienced commercial lending team with a strong reputation in the community. We expect this transaction will close in March of 2019, subject to customary closing conditions.

In February 2019 we entered into a non-binding letter of intent to sell assets related to our home loan center-based mortgage origination business and to transfer related mortgage personnel to an independent mortgage company, and announced that we are seeking buyers for our related mortgage servicing rights ("MSR"). These assets and personnel together constitute a considerable majority of the business activity we report under our Mortgage Banking segment. Any transaction to sell these assets will be subject to entering into definitive agreements with potential buyers which will be subject to closing conditions, including third party and regulatory approvals. Assuming we are able to complete the transactions, we expect the size and complexity of our overall organization will be reduced as we significantly reduce the size of our mortgage operation. Following the completion of a sale transaction, the remaining single family mortgage business will be integrated within the Commercial and Consumer Banking segment and originations will be sourced through our retail deposit branch locations, online banking platform and affinity relationships.

We are taking these steps due to the persistent challenges facing the mortgage banking industry. Higher interest rates have reduced the demand for refinance mortgages, and higher home prices have decreased the affordability of home purchases. Both factors continue to put downward pressure on mortgage origination volumes. In addition, historically low new and resale home inventories in many of our primary markets continue to adversely impact the volume of available purchase mortgages.

Further, the challenging regulatory environment, including changes to loan underwriting and loan disclosures and additional investor data integrity requirements, has combined with higher loan officer compensation to significantly increase the cost of originating mortgages. Non-bank lenders are regulated by different regulators with different approaches to compliance and regulatory oversight than bank mortgage lenders. This condition has resulted in uneven compliance interpretations, guidance, and enforcement risks between banks and non-bank lenders.

In September 2017, banking regulators proposed a rule to simplify and reduce the capital burden for banks holding mortgage servicing assets. To date, a final rule has not been published, and given the recent proposal of a Community Bank Leverage Ratio which omits the previously expected capital relief for such assets, we no longer expect the proposed rule to reduce the capital burden for banks holding mortgage servicing assets to be enacted or implemented. The regulatory capital required today for holding mortgage servicing assets is onerous, and in conjunction with declining hedge profitability as a result of a flatter yield curve, our return on invested capital in this line of business has been adversely impacted.

Known Trends

Trends Impacting Mortgage Origination Volume
Since the second half of 2016, the volume of loan origination for our single family mortgage business has been adversely impacted by a combination of rising interest rates, which lowered the demand for refinancing, and a significant disparity between an increasing demand for housing and a decreasing supply of houses for sale in our primary markets, especially the Puget Sound region and Northern California. If market interest rates continue to increase in the near future, it is likely that refinancing activity will decrease further in the near term. At the same time, populations in many of our major markets are forecast to continue to grow faster than available housing inventory.

In response, in February 2019, we announced our intent to seek buyers for our home-loan center based mortgage origination business and related mortgage servicing rights, which constitute a considerable majority of the business activity we report under our Mortgage Banking Segment and assuming we are successful in that endeavor, we expect the size and complexity of our overall organization will be substantially reduced. Following the completion of a transaction the residual single family mortgage origination and servicing operations will be integrated into the Commercial and Consumer Banking segment and mortgage originations will be sourced through bank locations, on-line banking platform, and affinity relationships.

Regulatory Compliance Costs
As was disclosed in our most recent Community Reinvestment Act rating, we have faced some regulatory challenges including an alleged finding of RESPA violations that have required additional resources and attention from management to remediate. As a result of both the enhancement of our compliance management system and the growth in regulatory activity impacting the Bank, we expect our costs of compliance to grow in the near future, that we will continue to be subject to more regulatory scrutiny, and that compliance activities will require on-going attention from management and the Board.

Consolidated Financial Performance

	At or for the Years Ended December 31,
(in thousands, except per share data and ratios)	2018	2017	2016

Selected statement of operations data
Total net revenue (1)	$439,438	$506,592	$539,199
Total noninterest expense	390,573	439,653	444,322
Provision for credit losses	3,000	750	4,100
Income tax expense (benefit)	5,838	(2,757)	32,626
Net income	$40,027	$68,946	$58,151

Financial performance
Diluted income per share	$1.47	$2.54	$2.34
Return on average common shareholders' equity	5.40%	10.20%	10.27%
Return on average assets	0.57%	1.05%	1.01%
Net interest margin	3.23%	3.31%	3.45%

(1)	Total net revenue is net interest income and noninterest income.

Commercial and Consumer Banking Segment Results

Commercial and Consumer Banking segment net income increased 35.0% to $56.8 million for the year ended December 31, 2018 from $42.1 million in 2017, primarily due to an increase in net interest income from higher average balances of loans held for investment, and a reduction in our effective tax rate and the tax impact from the revaluation of our net deferred tax liability. The tax impact from the revaluation of our net deferred tax liability in the year ended December 31, 2018 and 2017 was a $3.9 million tax benefit and a $4.2 million tax expense, respectively.

Commercial and Consumer Banking segment net interest income was $190.0 million for the year ended December 31, 2018, an increase of $15.4 million, or 8.8%, from $174.5 million for the year ended December 31, 2017, reflecting higher average balances of loans held for investment as a result of organic growth.

The Company recorded a $3.0 million provision for credit losses for the year ended December 31, 2018 compared to a $750 thousand provision for credit losses for the year ended December 31, 2017. The increase in the provision for credit losses for the year was primarily due to lower net recoveries during the year as compared to the same period in 2017. Net recoveries were $797 thousand in 2018 compared to net recoveries of $3.1 million in 2017.

Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) represented 0.81% of loans held for investment at December 31, 2018 compared to 0.83% at December 31, 2017, which primarily reflected the improved credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 0.85% of loans held for investment at December 31, 2018 compared to 0.90% at December 31, 2017. Nonperforming assets were $12.1 million, or 0.17% of total assets at December 31, 2018, compared to $15.7 million, or 0.23% of total assets at December 31, 2017.

Commercial and Consumer Banking segment noninterest income of $36.5 million for the year ended December 31, 2018 decreased $5.8 million, or 13.8%, from $42.4 million for the year ended December 31, 2017 primarily due to lower gain on sale revenue from a lower volume of Multifamily DUS® loan sales.

Commercial and Consumer Banking segment noninterest expense of $153.8 million for the year ended December 31, 2018 increased $4.8 million, or 3.2%, from $149.0 million for the year ended December 31, 2017, primarily due to increased costs of systems and technology investments to support our investment in infrastructure, increased regulatory compliance costs, investment in our retail branch network, and increased legal costs related to an activist shareholder. The increase in noninterest expense was partially offset by lower salaries and related costs, and lower general and administrative expenses, primarily related to a reduction in the segment's headcount over the prior year. Headcount decreased in part due to our continued effort to improve the efficiency of our corporate support functions.

Mortgage Banking Segment Results

Mortgage Banking segment net loss was $16.7 million for the year ended December 31, 2018, compared to net income of $26.9 million for the year ended December 31, 2017. The decrease in earnings was primarily due to the change in tax impact from the revaluation of our net deferred tax liability, a decline in net gain on loan origination and sale activities due to lower single family loan production and a reduction in gain on sales margins. For the years ended December 31, 2018 and 2017 the tax benefit from the revaluations of our net deferred tax liability related to the Tax Reform Act was $1.0 million and $27.5 million, respectively. The decrease in single family loan production was primarily driven by increases in mortgage interest rates that reduced the market for originating refinance mortgage loans. In addition, the scarcity of homes available for sale in our primary markets created challenges for customers looking for suitable housing at an affordable price, which in turn reduced the volume of purchase mortgages transacted in those markets. The lower volume of loans overall originated in the market also created significant price competition because the number of our competitors was not meaningfully reduced, which in turn created negative pressure on our mortgage banking profit margins.

In both 2018 and 2017, due to reduced expectations in our single family loan origination volume, we implemented cost saving initiatives to better align our cost structure with market conditions, including reductions in staffing, production office closures and streamlining of the single family leadership team. The decrease in earnings was partially offset by decreased commissions on lower closed loan volume and lower salaries and related costs associated with our cost saving initiatives.

Mortgage Banking noninterest income of $200.4 million for the year ended December 31, 2018 decreased $69.4 million, or 25.7%, from $269.8 million for the year ended December 31, 2017, primarily due to a 20.6% decrease in single family mortgage interest rate lock commitments resulting from lower volume. We decreased our mortgage production personnel by 24.6% at December 31, 2018 compared to December 31, 2017, primarily due to our cost savings initiatives in our Mortgage Banking segment.

Mortgage Banking noninterest expense of $236.8 million for the year ended December 31, 2018 decreased $53.9 million, or 18.5%, from $290.7 million for the year ended December 31, 2017, primarily due to decreased commissions on lower closed loan volume as well as lower operating expenses due to our 2017 and 2018 cost savings initiatives. In 2018, we reduced total primary single family home loan centers from 44 to 32 and decreased the segment's headcount by 24.1%, primarily the result of our cost savings initiatives.

Regulatory Matters

On January 1, 2015, the Company and the Bank became subject to new capital standards commonly referred to as "Basel III" which raised our minimum capital requirements. The Company and the Bank have remained above current "well-capitalized" regulatory minimums since the Company's initial public offering in 2012, even with the implementation of the more stringent Basel III capital requirements.

Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at December 31, 2018 were 10.15% and 14.72% and at December 31, 2017 were 9.67% and 14.02%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 9.51% and 13.27% at December 31, 2018, and 9.12% and 11.61% at December 31, 2017, respectively.

As part of our ongoing balance sheet and capital management during the year, in the second quarter of 2018, HomeStreet Bank sold a portion of its single family MSRs. The transaction provided for the sale of the rights to service approximately $4.90 billion in total unpaid principal balance of single family mortgage loans serviced for both Fannie Mae and Freddie Mac, which represented approximately 21% of HomeStreet's total single family mortgage loans serviced for others as of March 31, 2018. The Company also modified our loss sharing agreement with Fannie Mae related to our DUS® servicing that significantly lowered our consolidated risk-weighted assets, which in turn improved the common equity tier 1 risk based capital ratio, the tier 1 risk based capital ratio and the total risk based capital ratios for HomeStreet on a consolidated basis. In addition to increasing certain regulatory capital ratios, these actions provided additional regulatory capital to support the continued growth of our Commercial and Consumer Banking business and accelerate the diversification of the Company's net income.

Following the enactment of certain federal legislation in 2018, the federal banking regulators (including the FDIC and the Federal Reserve) have proposed a rule intended to simplify capital rules for certain community banks and their holding companies. Qualifying community banking organizations could elect to be under a new capital requirement rather than the current capital framework. To be eligible to make this election, the community banking organization would have to have less than $10 billion in assets, have a community bank leverage ratio of at least 9.00% and meet certain other criteria (including limits on off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and deferred tax assets). The community bank leverage ratio would generally be the ratio of the organization's total bank equity capital to average assets, subject to certain adjustments. The intent of the proposal is to simplify but not weaken capital requirements for qualifying community banks. Based on the requirements, we are not eligible to make this election. In September 2017, the banking regulators proposed a different rule to simplify and reduce the capital burden for banks holding mortgage servicing assets. To date, a final rule has not been published, and given the recent proposal of this rule which omits the previously expected capital relief for such assets, we no longer expect the proposed rule to reduce the capital burden for banks holding mortgage servicing.

For more on the Basel III requirements as they apply to us, please see "Capital Management" within the Liquidity and Capital Resources section and "Business - Regulation and Supervision" of this Form 10-K.

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

We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate. For a further description of our accounting policies, see Note 1, Summary of Significant Accounting Policies in the financial statements included in this Form 10-K.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of incurred credit losses inherent within our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in those future periods.

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

When a loan is identified as impaired, we measure impairment as the difference between the recorded investment in the loan and the present value of expected future cash flows discounted at the loan's effective interest rate or based on the loan's observable market price. For impaired collateral-dependent loans, impairment is measured as the difference between the recorded investment in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of impaired collateral-dependent loans is based upon independent third-party appraisals or on collateral valuations prepared by in-house appraisers, which generally are updated every twelve months. We require an independent third-party appraisal at least annually for substandard loans and other real estate owned ("OREO"). If our chief appraiser determines that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal is no longer reliable, a more frequent appraisal or internal collateral valuation may be required to assess whether a change in collateral value requires an additional adjustment to carrying value. A collateral valuation is a restricted appraisal report prepared by our internal appraisal staff in accordance with our appraisal policy. When we receive an updated appraisal or collateral valuation, management reassesses the need for adjustments to loan impairment measurements and, where appropriate, records an adjustment. If the calculated impairment is determined to be permanent, fixed or nonrecoverable, the impairment will be charged off. See "Credit Risk Management – Asset Quality and Nonperforming Assets" discussions within Management's Discussion and Analysis of this Form 10-K.

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

Qualitative factors are expressed in basis points and are adjusted downward or upward based on statistical analysis of economic drivers and management's judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

The provision for loan losses recorded through earnings is based on management's assessment of the amount necessary to maintain the allowance for loan losses at a level appropriate to cover probable incurred losses inherent within the loans held for investment portfolio. The amount of provision and the corresponding level of allowance for loan losses are based on our evaluation of the collectability of the loan portfolio based on historical loss experience and other significant qualitative factors.

The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for loan losses, see Note 5, Loans and Credit Quality in the notes to the financial statements of this Form 10-K.

Fair Value of Financial Instruments and Single Family MSRs

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

A three-level valuation hierarchy has been established under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820 for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels are defined as follows:

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

•	Level 3 – Unobservable inputs for the asset or liability. These inputs reflect the Company's assumptions of what market participants would use in pricing the asset or liability.

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

As of December 31, 2018, our Level 3 recurring fair value measurements consisted of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale and interest rate lock and purchase loan commitments.

On a quarterly basis, our Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company's financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, ALCO periodically obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. We obtain an MSR valuation from an independent valuation firm monthly to assist with the validation of our fair value estimate and the reasonableness of the assumptions used in measuring fair value.

For further information on the fair value of financial instruments and single family MSRs, see Note 1 Summary of Significant Accounting Policies; Note 12 Mortgage Banking Operations, and Note 18 Fair Value Measurement, in the notes to the financial statements of this Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Years Ended December 31,
	2018			2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$76,855	$895	1.16%	$85,430	$567	0.67%	$39,962	$254	0.63%
Investment securities	916,840	24,719	2.70	1,023,702	25,810	2.54	834,671	21,611	2.57
Loans held for sale	488,167	22,234	4.55	711,063	28,732	4.05	764,222	28,581	3.76
Loans held for investment	4,866,210	225,730	4.64	4,178,326	187,281	4.46	3,668,263	162,219	4.40
Total interest-earning assets	6,348,072	273,578	4.30	5,998,521	242,390	4.03	5,307,118	212,665	4.00
Noninterest-earning assets (2)	669,215			591,561			470,021
Total assets	$7,017,287			$6,590,082			$5,777,139
Liabilities and shareholders' equity:
Deposits:
Interest-bearing demand accounts	$426,610	1,678	0.39%	$477,635	$1,964	0.41%	$450,838	$1,950	0.43%
Savings accounts	280,358	820	0.29	306,151	1,013	0.33	299,502	1,029	0.34
Money market accounts	1,908,063	17,188	0.90	1,579,115	8,533	0.54	1,370,256	7,344	0.53
Certificate accounts	1,436,872	23,030	1.60	1,225,614	13,028	1.06	1,024,541	9,086	0.88
Total interest-bearing deposits	4,051,903	42,716	1.05	3,588,515	24,538	0.68	3,145,137	19,409	0.61
Federal Home Loan Bank advances	867,141	18,501	2.13	1,037,650	12,589	1.19	942,593	6,030	0.64
Federal funds purchased and securities sold under agreements to repurchase	13,607	298	2.19	3,732	48	1.20	803	6	0.40
Other borrowings	1,398	62	4.40	96	3	0.89	—	—	—
Long-term debt	125,362	6,646	5.30	125,228	6,067	4.83	101,049	4,043	3.73
Total interest-bearing liabilities	5,059,411	68,223	1.35	4,755,221	43,245	0.91	4,189,582	29,488	0.70
Noninterest-bearing liabilities	1,216,841			1,158,984			1,021,409
Total liabilities	6,276,252			5,914,205			5,210,991
Shareholders' equity	741,035			675,877			566,148
Total liabilities and shareholders’ equity	$7,017,287			$6,590,082			$5,777,139
Net interest income (3)		$205,355			$199,145			$183,177
Net interest spread			2.95%			3.12%			3.30%
Impact of noninterest-bearing sources			0.28%			0.19%			0.15%
Net interest margin			3.23%			3.31%			3.45%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.9 million, $4.7 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated federal statutory tax rate was 21% for the year ended 2018 and 35% for both years ended 2017 and 2016.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income, and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $1.4 million, $1.5 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Rate and Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense, excluding interest income from nonaccrual loans. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (3) the net change.

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to		Total Change	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume		Rate	Volume

Assets:
Interest-earning assets
Cash and cash equivalents	$378	$(50)	$328	$27	$287	$314
Investment securities	1,555	(2,646)	(1,091)	(656)	4,855	4,199
Loans held for sale	4,357	(10,855)	(6,498)	2,149	(1,998)	151
Loans held for investment	7,358	31,091	38,449	2,597	22,464	25,061
Total interest-earning assets	13,648	17,540	31,188	4,117	25,608	29,725
Liabilities:
Deposits
Interest-bearing demand accounts	(80)	(206)	(286)	(103)	116	13
Savings accounts	(111)	(82)	(193)	(39)	23	(16)
Money market accounts	6,608	2,047	8,655	81	1,108	1,189
Certificate accounts	7,484	2,518	10,002	2,179	1,763	3,942
Total interest-bearing deposits	13,901	4,277	18,178	2,118	3,010	5,128

Federal Home Loan Bank advances	7,468	(1,556)	5,912	5,952	608	6,560
Federal funds purchased and securities sold under agreements to repurchase	60	190	250	30	11	41
Other borrowings	13	46	59	3	—	3
Long-term debt	573	6	579	1,124	901	2,025
Total interest-bearing liabilities	22,015	2,963	24,978	9,227	4,530	13,757
Total changes in net interest income	$(8,367)	$14,577	$6,210	$(5,110)	$21,078	$15,968

Net Income

Comparison of 2018 to 2017

For the years ended December 31, 2018, net income was $40.0 million, a decrease of $28.9 million, or 41.9%, from $68.9 million for the year ended December 31, 2017. Included in net income for the year ended December 31, 2018 and 2017 was a non-cash, tax reform benefit from the revaluation of our deferred tax liability related to the Tax Reform Act of $4.9 million and $23.3 million, respectively, and restructuring and merger-related costs (net of tax) of $5.0 million and $2.8 million, respectively. The decrease in net income was primarily due to the reduction in tax reform benefit and the decline in mortgage loan production substantially driven by lower single family mortgage loan volume. These decreases in net income were partially offset by a reduction in noninterest expense as a result of our 2017 and 2018 cost savings initiatives and decreased commissions on lower closed loan volume.

Comparison of 2017 to 2016

For the year ended December 31, 2017, net income was $68.9 million, an increase of $10.8 million, or 18.6%, compared to net income of $58.2 million in 2016. Included in net income for the year ended December 31, 2017 was a non-cash, tax reform benefit of $23.3 million, and restructuring and merger-related costs (net of tax) of $2.4 million and $391 thousand, respectively. There were no similar tax reform benefits or restructuring costs in 2016. Included in net income for the year ended December 31, 2016 were acquisition-related costs (net of tax) of $4.6 million.

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

Comparison of 2018 to 2017

Net interest income on a tax equivalent basis for the year ended December 31, 2018 increased $6.2 million, or 3.1%, from December 31, 2017 as a result of growth in loans held for investment. The net interest margin decreased to 3.23% for the year ended December 31, 2018 from 3.31% for the year ended December 31, 2017. The decrease in the net interest margin from the year ended December 31, 2017 was primarily due to our cost of interest-bearing liabilities, which increased more rapidly than our yield on interest-earning assets. The flattening of the yield curve during the period adversely affected our net interest margin because the cost of interest-bearing liabilities increased more quickly than the yield on our interest-earning assets.

Total average interest-earning assets increased by $349.6 million, or 5.8%, in 2018 compared to 2017 as a result of organic loan growth.

Total interest income on a tax equivalent basis in 2018 increased $31.2 million, or 12.9%, from 2017 resulting from higher average balances of loans held for investment, which increased $687.9 million, or 16.5%, from 2017 and repricing of interest earning assets due to higher market interest rates.

Total interest expense in 2018 increased $25.0 million, or 57.8%, from 2017. The increase resulted from higher rates on interest-bearing deposits, FHLB advances and wholesale deposits including brokered CDs as market interest rates rose.

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

Provision for Credit Losses

Management believes that our allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has continued to improve since our initial public offering in 2012, including year over year improvements from December 31, 2017 and December 31, 2016.

Comparison of 2018 to 2017

The Company recorded a $3.0 million provision for credit losses for the year ended December 31, 2018 compared to a $750 thousand provision for credit losses for the year ended December 31, 2017. The increase in credit loss provision was due in part to lower net recoveries in the year ended December 31, 2018 as compared to the same period in 2017.

Nonaccrual loans were $11.6 million at December 31, 2018, a decrease of $3.4 million, or 22.8%, from $15.0 million at December 31, 2017. Nonaccrual loans as a percentage of total loans decreased to 0.23% at December 31, 2018 compared to 0.33% at December 31, 2017. Net loan loss recoveries were $797 thousand in 2018 compared to net loan loss recoveries of $3.1 million in 2017. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, was $42.9 million, or 0.84% of loans held for investment at December 31, 2018, compared to $39.1 million, or 0.86% of loans held for investment at December 31, 2017.

Comparison of 2017 to 2016

The Company recorded a $750 thousand provision for credit losses for the year ended December 31, 2017 compared to a $4.1 million provision for credit losses for the year ended December 31, 2016. The reduction in credit loss provision in 2017 was due in part to continued improvements in credit quality reflected in the qualitative reserves and historical loss rates, combined with an increase of $2.6 million in net recoveries over the period.

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

Noninterest Income

Noninterest income consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Noninterest income
Gain on loan origination and sale activities (1)	$186,249	$(69,627)	(27)%	$255,876	$(51,437)	(17)%	$307,313
Loan servicing income	28,724	(6,660)	(19)	35,384	2,325	7	33,059
Income from WMS Series LLC	160	(438)	(73)	598	(1,735)	(74)	2,333
Depositor and other retail banking fees	8,047	826	11	7,221	431	6	6,790
Insurance agency commissions	2,193	289	15	1,904	285	18	1,619
Gain on sale of investment securities available for sale	235	(254)	(52)	489	(2,050)	(81)	2,539
Other	11,351	669	6	10,682	5,185	94	5,497
Total noninterest income	$236,959	$(75,195)	(24)%	$312,154	$(46,996)	(13)%	$359,150

(1)	Single family and multifamily mortgage banking activities.

Comparison of 2018 to 2017

Our noninterest income is heavily dependent upon our single family mortgage banking activities, which are comprised of mortgage origination and sale as well as mortgage servicing activities. The level of our mortgage banking activity fluctuates and is highly sensitive to changes in mortgage interest rates, as well as to general economic conditions such as employment trends and housing supply and affordability. The decrease in noninterest income in 2018 compared to 2017 was primarily due to a decrease in mortgage production volume resulting in a decrease in gain on loan origination and sale activities in our Mortgage Banking segment as well as lower mortgage loan servicing income. In addition, increased competitive market pressures on pricing resulted in a reduction in gain on sale margins. The decline in mortgage loan servicing income was primarily attributed to lower risk management results.

Comparison of 2017 to 2016

The decrease in noninterest income in 2017 compared to 2016 was primarily due to a decrease in gain on loan origination and sale activities resulting from a 19% decrease in single family rate lock volume.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on loan origination and sale activities consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Single family held for sale:
Servicing value and secondary market gains (1)	$152,962	$(56,065)	(27)%	$209,027	$(51,450)	(20)%	$260,477
Loan origination and administrative fees	21,422	(5,400)	(20)	26,822	(3,144)	(10)	29,966
Total single family held for sale	174,384	(61,465)	(26)	235,849	(54,594)	(19)	290,443
Multifamily DUS®	7,012	(6,198)	(47)	13,210	1,813	16	11,397
SBA	1,312	(1,127)	(46)	2,439	1,025	72	1,414
CRE Non-DUS® (2)	3,452	(926)	(21)	4,378	3,070	235	1,308
Single family (2)	89	89	N/M	—	(2,751)	(100)	2,751
Gain on loan origination and sale activities	$186,249	$(69,627)	(27)%	$255,876	$(51,437)	(17)%	$307,313

N/M = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Loans originated as held for investment.

Single family production volumes related to loans designated for sale consisted of the following.

	For The Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Single family mortgage closed loan volume (1)	$5,895,764	$(1,658,421)	(22)%	$7,554,185	$(1,443,162)	(16)%	$8,997,347
Single family mortgage interest rate lock commitments (1)	$5,542,856	$(1,437,621)	(21)%	$6,980,477	$(1,640,499)	(19)%	$8,620,976

(1)	Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Comparison of 2018 to 2017

The decrease in gain on loan origination and sale activities in 2018 compared to 2017 reflected lower mortgage production volume stemming from increasing interest rates, ongoing low levels of new and resale housing inventory, lower composite profit margins, and our reduced mortgage banking network from our restructuring events.

In 2018, we reduced the number of employees in our Mortgage Banking segment by 24.1% at December 31, 2018 compared to December 31, 2017, primarily due to our cost savings initiatives. Mortgage production personnel was reduced by 24.6% at December 31, 2018 compared to December 31, 2017.

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

Mortgage repurchase losses, which management records an estimated liability for, have the effect of reducing gain on mortgage loan origination and sale activities. The following table presents the effect of changes in our mortgage repurchase liability within the respective line of gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 13, Commitments, Guarantees and Contingencies to the financial statements in this Form 10-K.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Effect of changes to the mortgage repurchase liability recorded in gain on loan origination and sale activities:
New loan sales (1)	$1,092	$2,528	$3,574
Other changes in estimated repurchase losses (2)	838	(2,354)	(2,032)
	$1,930	$174	$1,542

(1)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(2)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Loan servicing income consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Servicing income, net:
Servicing fees and other	$68,938	$2,746	4%	$66,192	$12,538	23%	$53,654
Changes in fair value of single family MSRs due to amortization (1)	(34,705)	746	(2)	(35,451)	(2,146)	6	(33,305)
Amortization of multifamily and SBA MSRs	(4,383)	(451)	11	(3,932)	(1,297)	49	(2,635)
	29,850	3,041	11	26,809	9,095	51	17,714
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	39,348	40,505	N/M	(1,157)	(21,182)	(106)	20,025
Net (loss) gain from derivatives economically hedging MSRs	(40,474)	(50,206)	(516)	9,732	14,412	(308)	(4,680)
	(1,126)	(9,701)	(113)	8,575	(6,770)	(44)	15,345
Loan servicing income	$28,724	$(6,660)	(19)%	$35,384	$2,325	7%	$33,059
N/M = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

Comparison of 2018 to 2017

The decrease in mortgage servicing income in 2018 compared to 2017 was primarily due to lower risk management results offset by higher servicing income. The lower risk management results were primarily driven by a more volatile interest rate environment, the continued flattening of the yield curve and increased negative convexity cost. The higher servicing income was primarily attributed to higher average balances of loans serviced for others. Risk management results fluctuate as market conditions change, including changes in interest rates and prepayment speed expectations. Mortgage servicing fees collected in 2018 increased compared to 2017 primarily as a result of higher average balances of loans serviced for others during the year. Although our loans serviced for others average balances were higher year over year, our loans serviced for others portfolio decreased to $21.69 billion at December 31, 2018 from $24.02 billion at December 31, 2017. The decrease in balance from these periods was mainly due to the sale of $4.90 billion of single family loans serviced for others in the second quarter of 2018, partially offset by the growth of the portfolio in second half of 2018.

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

Income from WMS Series LLC

Comparison of 2018 to 2017

Income from WMS Series LLC decreased by $438 thousand in 2018 to $160 thousand compared to $598 thousand in 2017, primarily due to a reduction in mortgage production related to increases in interest rates over the prior year. The reduction in mortgage production was compounded by a lack of housing inventory in many of the markets served by WMS, further reducing the amount of purchase mortgages.

Comparison of 2017 to 2016

Income from WMS Series LLC decreased by $1.7 million in 2017 to $598 thousand compared to $2.3 million in 2016, primarily due to a reduction in mortgage production related to an increase in interest rates over the prior year.

Depositor and other retail banking fees for 2018 increased from 2017 primarily due to an increase in the number of transaction accounts from which we generate fee income. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Fees:
Monthly maintenance and deposit-related fees	$3,378	$293	9%	$3,085	$133	5%	$2,952
Debit Card/ATM fees	4,386	474	12	3,912	291	8	3,621
Other fees	283	59	26	224	7	3	217
Total depositor and other retail banking fees	$8,047	$826	11%	$7,221	$431	6%	$6,790

Noninterest Expense

Noninterest expense consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Noninterest expense
Salaries and related costs	$250,798	$(43,072)	(15)%	$293,870	$(9,484)	(3)%	$303,354
General and administrative	53,753	(11,283)	(17)	65,036	1,830	3	63,206
Amortization of core deposit intangibles	1,625	(85)	(5)	1,710	(456)	(21)	2,166
Legal	3,931	2,521	179	1,410	(457)	(24)	1,867
Consulting	3,071	(396)	(11)	3,467	(1,491)	(30)	4,958
Federal Deposit Insurance Corporation assessments	4,091	812	25	3,279	(135)	(4)	3,414
Occupancy (1)	38,304	36	—	38,268	7,738	25	30,530
Information services	35,139	1,996	6	33,143	80	—	33,063
Net benefit of operation and sale of other real estate owned	(139)	391	(74)	(530)	(2,294)	(130)	1,764
Total noninterest expense	$390,573	$(49,080)	(11)%	$439,653	$(4,669)	(1)%	$444,322

(1) Includes pre-tax charges related to the Mortgage Banking restructuring activity of approximately $5.8 million and $3.1 million for the years ended December 31, 2018 and 2017. We had no similar charges in 2016.

The following table shows the acquisition-related expenses impacting the components of noninterest expense.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Acquisition-related expenses in noninterest expense
Salaries and related costs	$—	$—	$4,128
General and administrative	20	79	633
Legal	16	64	132
Consulting	7	366	1,500
Occupancy	2	72	180
Information services	(18)	21	563
Total acquisition-related expenses in noninterest expense	$27	$602	$7,136

The following table shows the restructuring-related expenses impacting the components of noninterest expense.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Restructuring-related expenses in noninterest expense
Salaries and related costs	$456	$648	$—
Occupancy	5,762	3,072	—
Total restructuring-related expenses in noninterest expense	$6,218	$3,720	$—

Comparison of 2018 to 2017

The decrease in noninterest expense in 2018 compared to 2017 was primarily due to decreased commissions on lower closed loan volume as well as other savings associated with reduced headcount and office locations, along with efficiencies in non-personnel costs in connection with our 2017 and 2018 cost savings initiatives.

Included in noninterest expense in 2018 and 2017 was $6.2 million and $3.7 million in restructuring-related costs, respectively.

Salaries and related costs decreased primarily due to lower commission and incentive expense, as single family mortgage closed loan volumes decreased 22.0%, from 2017 and a 15.8% decrease in full-time equivalent employees at December 31, 2018 compared to December 31, 2017, primarily due to our 2018 and 2017 cost savings initiatives in our Mortgage Banking segment.

General and administrative and Information services costs decreased primarily due to a decrease in office locations and other costs related to our cost savings initiatives.

Comparison of 2017 to 2016

The decrease in noninterest expense in 2017 compared to 2016 was primarily due to decreased commissions on lower closed loan volume, partially offset by other costs related to the growth in offices and personnel in connection with our organic expansion of our commercial and consumer banking businesses and restructuring-related costs in our Mortgage Banking segment.

Included in noninterest expense in 2017 was $602 thousand and $3.7 million of acquisition-related and restructuring-related costs, respectively, compared to $7.1 million in acquisition related costs in 2016. There were no similar restructuring-related costs in 2016.

Salaries and related costs decreased primarily due to lower commission and incentive expense, as single family mortgage closed loan volumes decreased 16%, from 2016 and a 5.2% decrease in full-time equivalent employees at December 31, 2017 compared to December 31, 2016, primarily due to our 2017 restructuring in our Mortgage Banking segment.

General and administrative and Information services costs increased primarily due to our expansion of our commercial and consumer business.

Income Tax Expense

Comparison of 2018 to 2017

For the year ended December 31, 2018, income tax expense was $5.8 million with an effective tax rate of 12.7% (inclusive of discrete items) compared to income tax benefit of $2.8 million and an effective tax rate of (4.2)% (inclusive of discrete items) for the year ended December 31, 2017.

The Company's effective income tax rate for the year ended December 31, 2018 differed from the Federal and state combined statutory tax rate of 23.6% primarily due to a net tax benefit of $3.7 million, comprised of a $4.9 million tax benefit from the revaluation of our net deferred tax liability position related to the Tax Reform Act and a $1.2 million expense related to the filing of our 2017 tax return, but unrelated to tax reform.

The increase in our 2018 effective income tax rate compared to 2017 is primarily related to the non-cash, benefit of $23.3 million recorded at December 31, 2017 for the revaluation our net deferred tax liability position related to the Tax Reform Act. The increase was partially offset by the decrease in the Federal statutory rate from 35% to 21%.

Comparison of 2017 to 2016

The Tax Reform Act was signed into law in December 2017. We recognized a one-time, non-cash, benefit of $23.3 million from this legislation in 2017 as we revalued our December 31, 2017 net deferred tax liability position at the new federal corporate income tax rate.

For the year ended December 31, 2017 income tax benefit was $2.8 million, representing an effective tax rate of (4.2)% (inclusive of discrete items) compared to income tax expense of $32.6 million and an effective tax rate of 35.9% (inclusive of discrete items) for the year ended December 31, 2016.

The Company's effective income tax rate for the year ended December 31, 2017 differed from the Federal statutory tax rate of 35% primarily due to the impact of the newly enacted tax law, state income taxes, tax-exempt income and low income housing tax credit investments.

Capital Expenditures

Comparison of 2018 to 2017

During 2018, our net expenditures for property and equipment were $9.7 million, compared to net expenditures of $42.3 million during 2017. The decrease was primarily due to the slower expansion of our commercial and consumer business.

Comparison of 2017 to 2016

During 2017, our net expenditures for property and equipment were $42.3 million, compared to net expenditures of $24.5 million during 2016, as we continued the expansion of our commercial and consumer business.

Review of Financial Condition – Comparison of December 31, 2018 to December 31, 2017

Total assets were $7.04 billion at December 31, 2018 and $6.74 billion at December 31, 2017, an increase of $300.2 million.

Cash and cash equivalents were $58.0 million at December 31, 2018 compared to $72.7 million at December 31, 2017, a decrease of $14.7 million, or 20.3%.

Investment securities were $923.3 million at December 31, 2018 compared to $904.3 million at December 31, 2017, an increase of $18.9 million, or 2.1%, primarily due to reinvestment of principal and interest.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designate the vast majority of these securities as available for sale. We held securities having a carrying value of $71.3 million at December 31, 2018, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)

Investment securities available for sale:
Mortgage-backed securities:
Residential	$112,852	$107,961	$133,654	$130,090
Commercial	34,892	34,514	24,024	23,694
Municipal bonds	393,463	385,655	389,117	388,452
Collateralized mortgage obligations:
Residential	171,412	166,744	164,502	160,424
Commercial	118,555	116,674	100,001	98,569
Corporate debt securities	21,177	19,995	25,146	24,737
U.S. Treasury securities	11,211	10,900	10,899	10,652
Agency debentures	9,876	9,525	9,861	9,650
Total investment securities available for sale	$873,438	$851,968	$857,204	$846,268

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2018 and 2017, substantially all securities held were either agency quality or rated investment grade by at least one Nationally Recognized Statistical Rating Organization ("NRSRO").

For information regarding the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods, see Note 4, Investment Securities to the financial statements of this Form 10-K.

Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At December 31, 2018, the aggregate net premium associated with our MBS portfolio was $5.9 million, or 3.5%, of the aggregate unpaid principal balance, compared with $8.0 million or 4.4% at December 31, 2017. The aggregate net premium associated with our CMO portfolio as of December 31, 2018 was $3.4 million, or 1.1%, of the aggregate unpaid principal balance compared with $4.8 million or 1.8% at December 31, 2017. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

Management monitors the portfolio of securities classified as available for sale for impairment, primarily resulting from credit deterioration of the issuer or underlying collateral. We evaluate each investment security on a quarterly basis to assess if impairment is considered other than temporary. In conducting this evaluation, management considers many factors, including but not limited to whether we expect to recover the entire amortized cost basis of the security in light of adverse changes in expected future cash flows, the length of time the security has been impaired and the severity of the unrealized loss. We also consider whether we intend to sell the security (or whether we will be required to sell the security) prior to recovery of its amortized cost basis, which may be at maturity.

Based on this evaluation, management concluded that unrealized losses as of December 31, 2018 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities' amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2018 were considered other than temporary.

Loans held for sale were $347.0 million at December 31, 2018 compared to $610.9 million at December 31, 2017, a decrease of $263.9 million, or 43.2%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of closing the loan.

Loans held for investment, net increased $568.9 million, or 12.6%, from December 31, 2017. Commercial real estate loans increased $366.0 million, or 18.0%, commercial and industrial loans increased $103.8 million, or 15.8%, and consumer loans increased $94.2 million, or 5.1%, compared to 2017. These increases are from organic growth. The consumer loan increase included an increase in home equity loans for $117.4 million, or 25.9%, offset by a $23.2 million, or 1.7%, decrease in single family loans related to loan sales.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2018			2017			2016			2015		2014
(dollars in thousands)	Amount		Percent	Amount		Percent	Amount		Percent	Amount	Percent	Amount	Percent

Consumer loans:
Single family	$1,358,175	(1)	27%	$1,381,366	(1)	30%	$1,083,822	(1)	28%	$1,203,180	37%	$896,665	42%
Home equity and other	570,923		11	453,489		10	359,874		9	256,373	8	135,598	6
	1,929,098		38	1,834,855		40	1,443,696		37	1,459,553	45	1,032,263	49
Commercial real estate loans:
Non-owner occupied commercial real estate	701,928		14	622,782		14	588,672		15	445,903	14	379,664	18
Multifamily	908,015		18	728,037		16	674,219		18	426,557	13	55,088	3
Construction/land development	794,544		16	687,631		15	636,320		17	583,160	18	367,934	17
	2,404,487		48	2,038,450		45	1,899,211		50	1,455,620	45	802,686	38
Commercial and industrial loans:
Owner occupied commercial real estate	429,158		8	391,613		9	282,891		7	154,800	5	143,800	7
Commercial business	331,004		6	264,709		6	223,653		6	154,262	5	147,449	7
	760,162		14	656,322		15	506,544		13	309,062	10	291,249	14
Total loans before allowance and net deferred loan fees and costs	5,093,747		100%	4,529,627		100%	3,849,451		100%	3,224,235	100%	2,126,198	100%
Net deferred loan fees and costs	23,094			14,686			3,577			(2,237)		(5,048)
	5,116,841			4,544,313			3,853,028			3,221,998		2,121,150
Allowance for loan losses	(41,470)			(37,847)			(34,001)			(29,278)		(22,021)
	$5,075,371			$4,506,466			$3,819,027			$3,192,720		$2,099,129

(1)
Includes $4.1 million and $5.5 million and $18.0 million of loans at December 31, 2018, 2017 and 2016, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans.

	At December 31,
	2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans:
Single family	$1,011,877	20%	$998,237	22%
Home equity and other	539,050	10	415,441	9
Non-owner occupied commercial real estate	580,543	11	545,076	12
Multifamily	871,809	17	696,267	16
Construction/land development, net (1)	659,444	13	596,913	13
Owner occupied commercial real estate	285,485	5	259,207	6
Commercial business	244,780	5	189,163	4
Total adjustable-rate loans	4,192,988	81	3,700,304	82
Fixed-rate loans:
Single family	346,298	7	383,129	8
Home equity and other	31,873	1	38,048	1
Commercial real estate loans:
Non-owner occupied commercial real estate	121,385	2	77,706	2
Multifamily	36,206	1	31,770	1
Construction/land development, net (1)	135,100	3	90,718	2
Owner occupied commercial real estate	143,673	3	132,406	3
Commercial business	86,224	2	75,546	2
Total fixed-rate loans	900,759	19	829,323	18
Total loans held for investment	5,093,747	100%	4,529,627	100%
Less:
Net deferred loan fees and costs	23,094		14,686
Allowance for loan losses	(41,470)		(37,847)
Loans held for investment, net	$5,075,371		$4,506,466

(1)	Construction/land development is presented net of the undisbursed portion of the loan commitment.

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2018				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$2,357	$2,602	$1,353,216	$1,358,175	$345,281	$1,010,537
Home equity and other	1	127	570,795	570,923	31,872	539,050
Total consumer	2,358	2,729	1,924,011	1,929,098	377,153	1,549,587
Commercial real estate loans:
Non-owner occupied commercial real estate	8,829	66,477	626,622	701,928	114,882	578,217
Multifamily	12,141	44,419	851,455	908,015	24,753	871,121
Construction/land development	606,758	156,674	31,112	794,544	96,292	91,494
Total commercial real estate	627,728	267,570	1,509,189	2,404,487	235,927	1,540,832
Commercial and industrial loans:
Owner occupied commercial real estate	4,184	51,097	373,877	429,158	140,901	284,073
Commercial business	61,375	147,195	122,434	331,004	82,081	187,548
Total commercial and industrial	65,559	198,292	496,311	760,162	222,982	471,621
Total loans held for investment	$695,645	$468,591	$3,929,511	$5,093,747	$836,062	$3,562,040

	December 31, 2017				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$1,854	$4,532	$1,374,980	$1,381,366	$381,275	$998,237
Home equity and other	1	80	453,408	453,489	38,047	415,441
Total consumer	1,855	4,612	1,828,388	1,834,855	419,322	1,413,678
Commercial real estate:
Non-owner occupied commercial real estate	28,363	65,470	528,949	622,782	66,565	527,854
Multifamily	11,197	74,237	642,603	728,037	30,046	686,794
Construction/land development	528,813	144,824	13,994	687,631	62,810	96,008
Total commercial real estate	568,373	284,531	1,185,546	2,038,450	159,421	1,310,656
Commercial and industrial:
Owner occupied commercial real estate	9,137	41,416	341,060	391,613	126,316	256,160
Commercial business	60,274	90,704	113,731	264,709	67,061	137,374
Total commercial and industrial	69,411	132,120	454,791	656,322	193,377	393,534
Total loans held for investment	$639,639	$421,263	$3,468,725	$4,529,627	$772,120	$3,117,868

The following table presents loan origination and loan sale volumes.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Loans originated
Real estate
Single family
Originated by HomeStreet	$5,791,510	$7,525,248	$8,637,631
Originated by WMS Series LLC (3)	517,461	566,152	576,832
Total single family	6,308,971	8,091,400	9,214,463
Multifamily	827,477	746,748	640,142
Non-owner occupied commercial real estate	181,290	208,130	271,701
Owner occupied commercial real estate	52,132	121,398	173,017
Construction/land development	1,144,442	1,084,092	1,079,243
Total real estate	8,514,312	10,251,768	11,378,566
Commercial business	213,272	227,880	116,595
Home equity and other	506,633	361,043	279,851
Total loans originated	$9,234,217	$10,840,691	$11,775,012
Loans sold
Single family	$6,057,784	$7,508,949	$8,785,412
Multifamily DUS® (1)	225,323	347,084	301,442
SBA	19,414	26,841	17,308
CRE Non-DUS® (2)	346,384	321,699	87,684
Single family (2)	243,054	—	63,219
Total loans sold	$6,891,959	$8,204,573	$9,255,065

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS®") is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

(3)	Loans originated by WMS Series LLC and purchased by HomeStreet Bank.

Mortgage servicing rights were $280.5 million at December 31, 2018 compared to $284.7 million at December 31, 2017, a decrease of $4.2 million, or 1.5%. The decrease was primarily due to the sale of approximately $4.90 billion in unpaid principal balance of our single family mortgage loans serviced for others in the second quarter of 2018, offset by the growth of the MSR portfolio in 2018 and in increased valuation related to increased interest rates.

Federal Home Loan Bank stock was $45.5 million at December 31, 2018 compared to $46.6 million at December 31, 2017, a decrease of $1.1 million, or 2.4%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Both cash and stock dividends received on FHLB stock are reported in earnings.

Other assets were $194.8 million at December 31, 2018, compared to $188.5 million at December 31, 2017, an increase of $6.3 million, or 3.4%.

Deposits

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2018	2017	2016

Noninterest-bearing accounts - checking and savings	$612,540	$579,504	$537,651
Interest-bearing transaction and savings deposits:
NOW accounts	376,137	461,349	468,812
Statement savings accounts due on demand	245,795	293,858	301,361
Money market accounts due on demand	1,935,516	1,834,154	1,603,141
Total interest-bearing transaction and savings deposits	2,557,448	2,589,361	2,373,314
Total transaction and savings deposits	3,169,988	3,168,865	2,910,965
Certificates of deposit	1,579,806	1,190,689	1,091,558
Noninterest-bearing accounts - other	301,614	401,398	427,178
Total deposits	$5,051,408	$4,760,952	$4,429,701

Deposits at December 31, 2018 increased $290.5 million, or 6.1%, from December 31, 2017. Certificates of deposit increased by $389.1 million, or 32.7%, since December 31, 2017, this increase was offset by a decline in non-brokered deposits as the cost of these deposits increased at a slower pace than market rates.

At December 31, 2017, deposits increased $331.3 million, or 7.5%, from December 31, 2016. During 2017, the Company increased the balances of transaction and savings deposits by $257.9 million, or 8.9%. The $99.1 million, or 9.1%, increase in certificates of deposit since December 31, 2016 was primarily due to increases in business and personal CDs, institutional CDs and brokered deposits.

Borrowings

FHLB advances were $932.6 million at December 31, 2018 compared to $979.2 million at December 31, 2017. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. The loan portfolio exhibits some seasonality and variance over time and is partly funded by FHLB advances to supplement bank deposit funding. The decrease in outstanding balances from 2017 is primarily due to the increased use of lower cost wholesale deposits because the cost of FHLB advances increased faster than market rates. As of December 31, 2018, 2017 and 2016, FHLB borrowings had weighted average interest rates of 2.63%, 1.58% and 0.91%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2018, $927.0 million mature prior to December 31, 2019. We had $492.7 million and $579.2 million of additional borrowing capacity with the FHLB as of December 31, 2018 and 2017, respectively.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2018 and 2017, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $333.5 million and $331.5 million at December 31, 2018 and 2017, respectively. The FRBSF is not contractually bound to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $125.5 million and $125.3 million at December 31, 2018 and 2017, respectively. The balance at December 31, 2018 represented $63.6 million of senior notes issued during 2016 and $61.9 million of junior subordinated debentures issued in prior years. Such debentures were issued in connection with the sale of trust preferred securities by HomeStreet Statutory Trusts, subsidiaries of HomeStreet, Inc. Trust preferred securities allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into capital stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders' Equity

Shareholders' equity was $739.5 million at December 31, 2018 compared to $704.4 million at December 31, 2017. This increase was primarily due to net income of $40.0 million partially offset by other comprehensive loss of $8.3 million recognized during the year ended December 31, 2018. Other comprehensive income (loss) represents unrealized gains and losses in the valuation of our available for sale investment securities portfolio at December 31, 2018.

Shareholders' equity, on a per share basis, was $27.39 per share at December 31, 2018, compared to $26.20 per share at December 31, 2017.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	Years Ended December 31,
	2018	2017	2016

Return on assets (1)	0.57%	1.05%	1.01%
Return on equity (2)	5.40%	10.20%	10.27%
Equity to assets ratio (3)	10.56%	10.26%	9.80%

(1)	Net income divided by average total assets.

(2)	Net earnings divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

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

•	an allocation of charges for services rendered to the segments by centralized functions, such as corporate overhead, which are generally based on each segment's consumption patterns; and

•	an allocation of the Company's consolidated income taxes which are based on the effective tax rate applied to the segment's pretax income or loss.

Commercial and Consumer Banking Segment

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches, ATMs, and online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products; and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. In addition, through the HomeStreet Commercial Capital division of HomeStreet Bank, we originate permanent commercial real estate loans primarily up to $15 million in size, a portion of which we pool for sale into the secondary market. As a part of the Commercial Lending division, we also have a team that specializes in SBA lending. This segment also reflects the results for the management of the Company's portfolio of investment securities. As of December 31, 2018, our retail deposit branch network consisted of 60 branches in the Pacific Northwest, California and Hawaii. At December 31, 2018 and December 31, 2017, our transaction and savings deposits totaled $3.17 billion and $3.17 billion, respectively, and our loan portfolio totaled $5.08 billion and $4.51 billion, respectively.

Commercial and Consumer Banking segment results are detailed below.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Net interest income	$189,964	$15,422	9%	$174,542	$20,527	13%	$154,015
Provision for credit losses	3,000	2,250	300	750	(3,350)	(82)	4,100
Noninterest income	36,534	(5,826)	(14)	42,360	6,678	19	35,682
Noninterest expense	153,770	4,793	3	148,977	10,592	8	138,385
Income before income tax expense	69,728	2,553	4	67,175	19,963	42	47,212
Income tax expense	12,963	(12,151)	(48)	25,114	8,702	53	16,412
Net income	$56,765	$14,704	35%	$42,061	$11,261	37%	$30,800

Total assets	$6,436,024	$560,695	10%	$5,875,329	$605,877	11%	$5,269,452
Efficiency ratio (1)	67.89%			68.68%			72.95%
Full-time equivalent employees (ending)	940	(35)	(4)%	975	57	6%	918
Production volumes for sale to the secondary market:
Loan originations
Multifamily DUS® (2)	$217,550	$(123,758)	(36)%	$341,308	$15,457	5%	$325,851
SBA	25,154	(13,855)	(36)	39,009	25,279	184	13,730
CRE Non-DUS (3)	43,156	43,156	N/M	—	—	N/M	$—
Loans sold
Multifamily DUS® (2)	$225,323	$(121,761)	(35)%	$347,084	$45,642	15%	$301,442
SBA	19,414	(7,427)	(28)	26,841	9,533	55	17,308
CRE Non-DUS® and other (3)	346,384	24,685	8	321,699	234,015	267	87,684
Single family (3)	243,054	243,054	N/M	—	(63,219)	(100)	63,219
Net gain on mortgage loan origination and sale activities:
Multifamily DUS® (2)	$7,012	$(6,198)	(47)%	$13,210	$1,813	16%	$11,397
SBA	1,312	(1,127)	(46)	2,439	1,025	72	1,414
CRE Non-DUS® (3)	3,452	(926)	(21)	4,378	3,070	235	1,308
Single family (3)	89	89	N/M	—	(2,751)	(100)	2,751
	$11,865	$(8,162)	(41)%	$20,027	$3,157	19%	$16,870
N/M = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS®") is a registered trademark of Fannie Mae.

(3)	Loans originated as Held for Investment.

Comparison of 2018 to 2017

Commercial and Consumer Banking net income increased in 2018 primarily due to an increase in net interest income from higher loans held for investment average balances, a reduction in our effective tax rate and the tax impact from the revaluation of our net deferred tax liability. The tax impact from the revaluation of our net deferred tax liability for the years ended December 31, 2018 and 2017 was a benefit of $3.9 million and an expense of $4.2 million, respectively.

The segment recorded a provision for credit losses of $3.0 million for the year ended December 31, 2018 compared to a $750 thousand provision for credit losses for the year ended December 31, 2017. The increase was primarily due to lower net recoveries in the year compared to 2017.

Noninterest income decreased for the year ended December 31, 2018 primarily due to lower gain on sale due to reduced Multifamily DUS® sales.

Noninterest expense increased primarily due to increased costs in systems and technology investments to support our investment in infrastructure and growth of our retail branches and increased legal costs. In 2018, we added three de novo retail deposit branches. This increase in noninterest expense was partially offset by lower salaries and related costs and general and administrative costs primarily related to a reduction in the segments' headcount of 3.6% over the prior year. The segments' headcount decreased in part due to our continued effort to improve efficiency in our corporate support functions.

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

Commercial and Consumer Banking segment loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2018	2017
Commercial
Multifamily DUS®	$1,458,020	$1,311,399
Other	84,457	79,797
Total commercial loans serviced for others	$1,542,477	$1,391,196

Commercial and Consumer Banking segment servicing income consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Servicing income, net:
Servicing fees and other	$8,053	$790	11%	$7,263	$1,649	29%	$5,614
Amortization of multifamily and SBA MSRs	(4,383)	(451)	11	(3,932)	(1,297)	49	(2,635)
Commercial mortgage servicing income	$3,670	$339	10%	$3,331	$352	12%	$2,979

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

Mortgage Banking segment results are detailed below.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Net interest income	$12,515	$(7,381)	(37)%	$19,896	$(6,138)	(24)%	$26,034
Noninterest income	200,425	(69,369)	(26)	269,794	(53,674)	(17)	323,468
Noninterest expense	236,803	(53,873)	(19)	290,676	(15,261)	(5)	305,937
Income (loss) before income tax (benefit) expense	(23,863)	(22,877)	N/M	(986)	(44,551)	(102)	43,565
Income tax (benefit) expense	(7,125)	20,746	(74)	(27,871)	(44,085)	(272)	16,214
Net (loss) income	$(16,738)	$(43,623)	(162)%	$26,885	$(466)	(2)%	$27,351

Total assets	$606,197	$(260,515)	(30)%	$866,712	$(107,536)	(11)%	$974,248
Efficiency ratio (1)	111.21%			100.34%			87.54%
Full-time equivalent employees (ending)	1,096	(348)	(24)%	1,444	(190)	(12)%	1,634
Production volumes for sale to the secondary market:
Single family mortgage closed loan volume (2)(3)	$5,895,764	$(1,658,421)	(22)%	$7,554,185	$(1,443,162)	(16)%	$8,997,347
Single family mortgage interest rate lock commitments (2)	5,542,856	(1,437,621)	(21)	6,980,477	(1,640,499)	(19)	8,620,976
Single family mortgage loans sold (2)	$6,057,784	$(1,451,165)	(19)%	$7,508,949	$(1,276,463)	(15)%	$8,785,412
N/M = not meaningful

(1)	Noninterest expense divided by total net revenue (net interest income and noninterest income).

(2)
Includes loans originated by WMS Series LLC and purchased by HomeStreet Bank and brokered loans where HomeStreet receives fee income but does not fund the loan on its balance sheet or sell it into the secondary market.

(3)	Represents single family mortgage production volume designated for sale to the secondary market during each respective period.

Comparison of 2018 to 2017

The decrease in Mortgage Banking net income for 2018 compared to 2017 was primarily due to the change in tax impact from the revaluation of our net deferred tax liability, a decline in net gain on loan origination and sale activities due to lower single family loan production and a reduction in gain on sales margins. For the year ended December 31, 2018 and 2017, the tax benefit from the revaluations of our net deferred tax liability related to the Tax Reform Act was $1.0 million and $27.5 million, respectively. The decrease in single family loan production was primarily related to a cyclical decline in mortgage loan production, higher mortgage interest rates which reduced our refinance volumes and reductions in our sales force. In both 2018 and 2017, due to reduced expectations of our single family loan origination volume, we implemented restructuring plans to better align our cost structure with market conditions, including a reduction in staffing, production office closures and the streamlining of the single family leadership team. The decrease in earnings was partially offset by decreased commissions on lower closed loan volume and lower salaries and related costs associated with headcount and office reductions from our cost savings initiatives.

Comparison of 2017 to 2016

The decrease in Mortgage Banking net income for 2017 compared to 2016 was primarily due to $1.64 billion of lower rate lock and purchase loan commitments and related lower noninterest expense resulting from lower commission expense from the decreased closed loan volume, partially offset by the recognition of a one-time, non-cash, tax benefit of $27.5 million from the revaluation of our net deferred tax liability position at December 31, 2017 related to the Tax-Reform Act. In 2017, we implemented a restructuring plan to better align our costs structure with market conditions, including reductions in staffing, production office closures and streamlining of the single family leadership team. Included in net income for the year ended December 31, 2017 was restructuring-related items, net of tax, of $2.4 million. There were no similar charges in 2016.

Mortgage Banking gain on sale to the secondary market is detailed in the following table.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Single family: (1)
Servicing value and secondary market gains (2)	$152,962	$(56,065)	(27)%	$209,027	$(51,450)	(20)%	$260,477
Loan origination and funding fees	21,422	(5,400)	(20)	26,822	(3,144)	(10)	29,966
Total mortgage banking gain on mortgage loan origination and sale activities (1)	$174,384	$(61,465)	(26)%	$235,849	$(54,594)	(19)%	$290,443

(1)	Excludes inter-segment activities.

(2)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and the estimated fair value of the repurchase or indemnity obligation recognized on new loan sales.

Comparison of 2018 to 2017

The decrease in gain on mortgage loan origination and sale activities in 2018 compared to 2017 was primarily the result of a 20.6% decrease in interest rate lock commitments primarily reflecting increasing interest rates, a lower supply of new and resale housing inventory and our reduced mortgage banking network from our restructuring events. During 2018, as a result of our restructuring, we reduced our primary single family home loan centers from 44 to 32.

Comparison of 2017 to 2016

The decrease in gain on mortgage loan origination and sale activities in 2017 compared to 2016 was primarily the result of a 19.0% decrease in interest rate lock commitments primarily due to the impact of higher interest rates, which reduced the volume of refinance activity in 2017. During 2017, as a result of our restructuring, we decreased our lending footprint by a net of three home loan centers to bring our total primary home loan centers to 44 as of December 31, 2017.

Mortgage Banking servicing income consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2018	Dollar Change	Percent Change	2017	Dollar Change	Percent Change	2016

Servicing income, net:
Servicing fees and other	$60,884	$1,955	3%	$58,929	$10,889	23%	$48,040
Changes in fair value of single family MSRs due to amortization (1)	(34,705)	746	(2)	(35,451)	(2,146)	6	(33,305)
	26,179	2,701	12	23,478	8,743	59	14,735
Risk management:
Changes in fair value of MSRs due to changes in model inputs and/or assumptions (2)	39,348	40,505	N/M	(1,157)	(21,182)	(106)	20,025
Net (loss) gain from derivatives economically hedging MSRs	(40,474)	(50,206)	(516)	9,732	14,412	(308)	(4,680)
	(1,126)	(9,701)	(113)	8,575	(6,770)	(44)	15,345
Loan servicing income	$25,053	$(7,000)	(22)%	$32,053	$1,973	7%	$30,080
N/M = not meaningful

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

Comparison of 2018 to 2017
The decrease in Mortgage Banking servicing income in 2018 compared to 2017 was primarily attributable to lower risk management results, offset by higher servicing income. The lower risk management results were primarily driven by a more volatile interest rate environment, the continued flattening of the yield curve and increased negative convexity cost. The higher servicing income was primarily attributed to higher average balances of loans serviced for others. Risk management results fluctuate as market conditions change, including changes in interest rates.

Mortgage servicing fees collected in 2018 increased compared to 2017 primarily as a result of higher average balances of loans serviced for others during the year. Our loans serviced for others portfolio was $20.15 billion at December 31, 2018 compared to $22.63 billion at December 31, 2017. The decrease in balances from these periods was mainly due to the sale of $4.90 billion of single family loan serviced for others in the second quarter in 2018, partially offset by the growth of the portfolio in 2018.

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

Model assumptions are regularly updated to better align observed borrower prepayment behavior with modeled borrower prepayment behavior.

Single family loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2018	2017
Single family
U.S. government and agency	$19,541,450	$22,123,710
Other	610,285	507,437
Total single family loans serviced for others	$20,151,735	$22,631,147

Comparison of 2018 to 2017

Mortgage Banking noninterest expense in 2018 decreased from 2017 primarily due to decreased commissions, salary and related costs on lower closed loan volumes, partially offset by a $6.2 million charge related to the restructuring of our Mortgage Banking segment and other costs related to the implementation of a new loan origination system. In 2018, as a result of our mortgage banking restructuring, we decreased our lending footprint by a net of 12 home loan centers to bring our total primary home loan centers to 32 as of December 31, 2018.

Comparison of 2017 to 2016

Mortgage Banking noninterest expense in 2017 decreased from 2016 primarily due to decreased commissions, salary and related costs on lower closed loan volumes as well as lower operating expenses due to our 2017 and 2018 cost savings initiatives. In 2017, as a result of our mortgage banking restructuring, we decreased our lending footprint by a net of three home loan centers to bring our total primary home loan centers to 44 as of December 31, 2017.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk. These financial instruments (which include commitments to originate loans and commitments to purchase loans) include potential credit risk in excess of the amount recognized in the accompanying consolidated financial statements. These transactions are designed to (1) meet the financial needs of our customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources, and/or (4) optimize capital.

For more information on off-balance sheet arrangements, see Note 13, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.
Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our lending activities on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2018 and 2017 was $33.8 million and $56.9 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments, which primarily related to unused home equity and commercial banking funding lines, totaled $662.1 million and $456.1 million at December 31, 2018 and 2017, respectively. Undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, was $607.2 million and $706.7 million at December 31, 2018 and 2017, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2018 and 2017, was $10.3 million and $12.9 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS® program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts. Under the DUS® program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. The total principal balance of loans outstanding under the DUS® program as of December 31, 2018 and 2017 was $1.46 billion and $1.31 billion, respectively, and our loss reserves were $2.5 million and $2.0 million as of December 31, 2018 and 2017, respectively.

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
We do not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, we are responsible for obtaining the insurance with FHA or the guarantee with the VA. If we are not able to meet the requirements of FHA to get the loan insured by FHA or guaranteed by VA, we may be unable to sell the loan or be required to repurchase the loan. For loans that are found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, we may be required to indemnify FHA or VA against loss. The loans remain in Ginnie Mae pools unless and until they qualify for voluntary repurchase by the Company. In general, once an FHA or VA loan becomes 90 days past due, we repurchase the FHA or VA loan to minimize the cost of interest advances on the loan. If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into a Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.
As of December 31, 2018 and 2017, the total principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $20.24 billion and $22.71 billion, respectively. The recorded mortgage repurchase liability for loans sold on a servicing-retained and a servicing-released basis was $3.1 million and $3.0 million at December 31, 2018 and 2017, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $1.8 million, $541 thousand and $1.1 million were incurred for the years ended December 31, 2018, 2017 and 2016, respectively.

•
Leases. The Company is obligated under non-cancelable leases for office space and leased equipment. The office leases also contain renewal and space options. Rental expense under non-cancelable operating leases totaled $27.7 million, $26.1 million and $22.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•
Small business investment company ("SBIC") investment funds. Between 2016 and 2018 we entered into agreements to invest $16.9 million over time in SBIC investment funds. At December 31, 2018 and 2017 we had unfunded commitments of $11.1 million and $11.0 million, respectively, related to these agreements.

•
Low income housing tax credit partnerships. We are entered into agreements to invest $30.1 million in partnerships that encourage and assist corporations in investing in the ownership of residential rental property located throughout the United States that qualify for the Low-Income Housing Tax Credit. At December 31, 2018 and 2017, we had $7.9 million and $13.5 million, respectively, in unfunded commitments related to this agreement.

•
Tax exempt bond partnerships. In 2018, we have entered into a partnership to invest $5.0 million in Tax Exempt LIHTC Debt Fund with anticipated Community Reinvestment Act consideration. At December 31, 2018, we had $4.9 million in unfunded commitments related to this agreement.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide collateral to certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle certain positions on a net basis. At December 31, 2018 and 2017, our net exposure to the credit risk of derivative counterparties was $19.8 million and $19.8 million, respectively.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2018. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five years	More than five years	Total

Deposits (1)	$4,743,870	$276,017	$31,519	$2	$5,051,408
FHLB advances	927,000	—	—	5,590	932,590
Long term debt	—	—	—	65,000	65,000
Trust preferred securities (2)	—	—	—	61,857	61,857
Interest (3)	19,683	17,995	14,984	51,564	104,226
Operating leases	22,770	39,496	29,692	40,717	132,675
Purchase obligations (4)	5,066	4,294	12	—	9,372
Total	$5,718,389	$337,802	$76,207	$224,730	$6,357,128

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities are included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2018 rates, which we held constant until maturity.

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
Our Board of Directors (the "Board") and executive management have overall and ultimate responsibility for management of these risks. The Board, its committees and senior managers oversee the management of various risks. The Company utilizes a risk management framework which includes three lines of defense. The business units, which are the first line of defense, have responsibility to identify, monitor, control and escalate risks in their respective areas. The second line of defense, comprised of independent risk management functions, operating under the Chief Risk Officer, establishes the risk governance framework and assesses, tests and reports on risks by business unit and on an enterprise-wide basis. The legal department, under the supervision of our General Counsel, also operates as a part of our second line of defense. Our internal audit department provides independent assurance that the risk framework, policies, procedures and controls are appropriate and operating as intended and is considered the third line of defense. The Chief Risk Officer reports directly to the Enterprise Risk Management Committee of the Board and is responsible for oversight of enterprise risk management, compliance, Bank Secrecy Act, quality control, model risk management and regulatory affairs functions. The Chief Audit Officer reports directly to the Audit Committee of the Board.
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

•
Finance Committee. The Finance Committee oversees the consolidated companies' and subsidiaries activities related to balance sheet management, major financial risks including market, interest rate, liquidity and funding risks and counterparty risk management, including trading limits.

•
Credit Committee. The Credit Committee oversees the annual Loan Review Plan, lending policies, credit performance and trends, the allowance for credit loss policy and loan loss reserves, large borrower exposure and concentrations, and approval of counterparties.

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

Credit Risk Management

Credit risk is defined as the risk to current or anticipated earnings or capital arising from an obligor's failure to meet the terms of any contract with the Company, including those in the lending, securities and derivative portfolios, or otherwise perform as agreed. Factors relating to the degree of credit risk include the size of the asset or transaction, the contractual terms of the related documents, the credit characteristics of the borrower, the channel through which assets are acquired, the features of loan products or derivatives, the existence and strength of guarantor support, the availability, quality and adequacy of any underlying collateral and the economic environment after the loan is originated or the asset is acquired. Our overall portfolio credit risk is also impacted by asset concentrations within the portfolio.

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

Real Estate

Our appraisal policy requires that market value appraisals or evaluations be prepared prior to new loan origination, subsequent loan transactions and for loan monitoring purposes. Our appraisals are prepared by independent third-party appraisers and our staff appraisers. Evaluations are prepared by independent and qualified third-party providers. We use state certified and licensed appraisers with appropriate expertise as it relates to the subject property type and location. All appraisals contain an "as is" market value estimate based upon the definition of market value as set forth in the FDIC appraisal regulations. For applicable property types, we may also obtain "upon completion" and "upon stabilization" values. The appraisal standard for non-tract development properties (four units or less) is the retail market value of individual units. For tract development properties with five or more units, the appraisal standard is the bulk market value of the tract as a whole.

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
Our policy allows modifications for borrowers with financial difficulty when there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest. We may enter into a loan modification to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Company to foreclose or modify the terms. We have made concessions such as interest-only payment terms, interest rate reductions, principal and interest forgiveness and payment restructures. For single family mortgage borrowers, we have generally provided for granting interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower's current financial condition to assure that they can make the modified payment.

Asset Quality and Nonperforming Assets

Nonperforming assets ("NPAs") were $12.1 million, or 0.17% of total assets at December 31, 2018, compared to $15.7 million, or 0.23% of total assets at December 31, 2017. Nonaccrual loans of $11.6 million, or 0.23% of total loans at December 31, 2018, decreased $3.4 million, or 22.8%, from $15.0 million, or 0.33% of total loans at December 31, 2017. Net recoveries in 2018 were $797 thousand compared with net recoveries of $3.1 million in 2017 and net recoveries of $505 thousand in 2016.

At December 31, 2018, our loans held for investment portfolio, net of the allowance for loan losses, was $5.08 billion, an increase of $568.9 million from December 31, 2017. The allowance for loan losses was $41.5 million, or 0.81% of loans held for investment, compared to $37.8 million, or 0.83% of loans held for investment at December 31, 2017.

The Company recorded a provision for credit losses of $3.0 million for the year ended December 31, 2018 compared to a $750 thousand of provision for credit losses for the year ended December 31, 2017 and a $4.1 million provision for credit losses for the year ended December 31, 2016. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Note 5, Loans and Credit Quality to the financial statements of this Form 10-K.

The allowance for credit losses represents management’s estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates — Allowance for Loan Losses".

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At December 31, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$71,237		$73,113	$—
Loans with an allowance recorded	1,847		1,847	233
Total	$73,084	(1)	$74,960	$233

	At December 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$78,696	(3)	$80,904	$—
Loans with an allowance recorded	5,150		5,288	289
Total	$83,846	(1)	$86,192	$289

	At December 31, 2016
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$86,273		$92,431	$—
Loans with an allowance recorded	3,785		3,875	379
Total	$90,058	(1)	$96,306	$379

(1)	Includes $65.8 million, $69.6 million and $73.1 million in single family performing troubled debt restructurings ("TDRs") at December 31, 2018, 2017 and 2016, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $231 thousand of fair value option loans.

The Company had impaired loan balances of $73.1 million, $83.8 million and $90.1 million at December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 the Company had 349 impaired loan relationships compared to 335 at December 31, 2017. Included in the total impaired loan relationship amounts were 320 single family TDR loan relationships totaling $67.6 million at December 31, 2018 and 297 single family TDR relationships totaling $72.0 million at December 31, 2017. The increase in the number of impaired loan relationships at December 31, 2018 from 2017 was primarily due to an increase in the number of single family impaired loans. At December 31, 2018, there were 314 single family impaired relationships totaling $65.8 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $52.4 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2018 was $75.8 million, compared to $89.8 million for the year ended December 31, 2017. Impaired loans of $1.8 million and $5.2 million had a valuation allowance of $233 thousand and $289 thousand at December 31, 2018 and 2017, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2018			2017			2016
(dollars in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,217	19%	27%	$9,412	24%	30%	$8,196	23%	28%
Home equity and other	7,712	18	11	7,081	18	10	6,153	17	9
	15,929	37	38	16,493	42	40	14,349	40	37
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	13	14	4,755	12	14	4,481	13	15
Multifamily	5,754	13	18	3,895	10	16	3,086	9	18
Construction/land development	9,539	22	15	8,677	22	15	8,553	24	17
	20,789	48	47	17,327	44	45	16,120	46	50
Commercial and industrial loans
Owner occupied commercial real estate	3,282	8	8	2,960	8	9	2,199	6	7
Commercial business	2,913	7	7	2,336	6	6	2,596	8	6
	6,195	15	15	5,296	14	15	4,795	14	13
Total allowance for credit losses	$42,913	100%	100%	$39,116	100%	100%	$35,264	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At December 31, 2018
(dollars in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$65,835	314	$1,740	6	$67,575	320
Home equity and other	1,237	16	—	—	1,237	16
	67,072	330	1,740	6	68,812	336
Commercial real estate loans
Multifamily	492	1	—	—	492	1
Construction/land development	726	1	—	—	726	1
	1,218	2	—	—	1,218	2
Commercial and industrial loans
Owner occupied commercial real estate	846	1	—	—	846	1
Commercial business	103	3	164	1	267	4
	949	4	164	1	1,113	5
	$69,239	336	$1,904	7	$71,143	343

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $52.4 million at December 31, 2018.

	At December 31, 2017
(dollars in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$69,555	280	$2,451	11	$72,006	291
Home equity and other	1,254	16	36	2	1,290	18
	70,809	296	2,487	13	73,296	309
Commercial real estate loans
Multifamily	507	1	—	—	507	1
Construction/land development	454	1	—	—	454	1
	961	2	—	—	961	2
Commercial and industrial loans
Owner occupied commercial real estate	876	1	—	—	876	1
Commercial business	377	3	62	1	439	4
	1,253	4	62	1	1,315	5
	$73,023	302	$2,549	14	$75,572	$316

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $46.7 million at December 31, 2017.

	At December 31, 2016
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$73,147	229	$2,885	10	$76,032	239
Home equity and other	1,247	18	216	3	1,463	21
	74,394	247	3,101	13	77,495	260
Commercial real estate loans
Multifamily	508	1	—	—	508	1
Construction/land development	1,186	1	707	1	1,893	2
	1,694	2	707	1	2,401	3
Commercial and industrial loans
Owner occupied commercial real estate	—	—	933	1	933	1
Commercial business	493	4	133	1	626	5
	493	4	1,066	2	1,559	6
	$76,581	253	$4,874	16	$81,455	269

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $35.1 million at December 31, 2016.

The Company had TDR balances of $71.1 million, $75.6 million and $81.5 million at December 31, 2018, 2017 and 2016, respectively. TDR balances continue to decline, offset by the increase in the number of TDR loan relationships due to an increase in the number of single family loan TDRs, including $52.4 million, $46.7 million and $35.1 million of loan balances insured by the FHA or guaranteed by the VA as of December 31, 2018, 2017 and 2016, respectively. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. The Company had a $15 thousand unfunded commitment related to TDR loans at December 31, 2018, with no similar unfunded commitments at December 31, 2017 and 2016.

	At December 31,
(in thousands)	2018	2017	2016	2015	2014

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$8,493	$11,091	$12,717	$12,119	$8,368
Home equity and other	948	1,404	1,571	1,576	1,526
	9,441	12,495	14,288	13,695	9,894
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	871	—	193
Multifamily	—	302	337	119	—
Construction/land development	72	78	1,376	339	—
	72	380	2,584	458	193
Commercial and industrial loans
Owner occupied commercial real estate	374	640	1,256	2,341	4,650
Commercial business	1,732	1,526	2,414	674	1,277
	2,106	2,166	3,670	3,015	5,927
Total loans on nonaccrual	11,619	15,041	20,542	17,168	16,014
Other real estate owned	455	664	5,243	7,531	9,448
Total nonperforming assets	$12,074	$15,705	$25,785	$24,699	$25,462
Loans 90 days or more past due and accruing (2)	$39,116	$37,171	$40,486	$36,612	$34,987
Accruing TDR loans	$69,239	$73,023	$76,581	$84,411	$107,815
Nonaccrual TDR loans	1,904	2,549	4,874	3,931	4,110
Total TDR loans	$71,143	$75,572	$81,455	$88,342	$111,925
Allowance for loan losses as a percent of nonaccrual loans	356.92%	251.63%	165.52%	170.54%	137.51%
Nonaccrual loans as a percentage of total loans	0.23%	0.33%	0.53%	0.53%	0.75%
Nonperforming assets as a percentage of total assets	0.17%	0.23%	0.41%	0.50%	0.72%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.4 million, $1.5 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$9,725	$3,653	$8,493	$39,116	(1)	$60,987	$455
Home equity and other	145	100	948	—		1,193	—
	9,870	3,753	9,441	39,116		62,180	455
Commercial real estate loans
Construction/land development	—	—	72	—		72	—
	—	—	72	—		72	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	374	—		374	—
Commercial business	—	—	1,732	—		1,732	—
	—	—	2,106	—		2,106	—
Total	$9,870	$3,753	$11,619	$39,116		$64,358	$455

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At December 31, 2018, these past due loans totaled $39.1 million.

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

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2018
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	1.8%
<		500		0.1%
500		549		0.1%
550		599		0.5%
600		649		4.2%
650		699		12.7%
700		749		31.4%
750		>		49.2%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2017
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	1.9%
<		500		0.1%
500		549		0.1%
550		599		0.5%
600		649		4.1%
650		699		13.1%
700		749		30.8%
750		>		49.4%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

Loan Underwriting Standards

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower's credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages their current and prior debts, documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals or evaluations in accordance with our appraisal policy. A borrower's ability to repay the loan is based on several factors, including employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value and debt-to-income ratios, amount of liquid financial reserves, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices and demand and levels of unemployment.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HomeStreet Capital. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At December 31, 2018, no advances were outstanding against this line.

Historically, the main cash outflows have been distributions to shareholders, interest and principal payments to creditors and payments of operating expenses. HomeStreet, Inc.'s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We do not currently pay a dividend and our most recent special dividend to shareholders was declared during the first quarter of 2014. We are generally deploying our capital toward strategic growth, and at this time our Board of Directors has not authorized the payment of a dividend.

HomeStreet Capital

HomeStreet Capital generates positive cash flow from operations from its servicing fee income on the DUS® portfolio, net of its costs to service the DUS® portfolio. Additional uses are HomeStreet Capital's costs to purchase the servicing rights on new production from the Bank. Minimum liquidity and reporting requirements for DUS® lenders such as HomeStreet Capital are set by Fannie Mae. HomeStreet Capital's liquidity management therefore consists of meeting Fannie Mae requirements and its own operational requirements.

HomeStreet Bank

The Bank's primary sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2018, our primary liquidity ratio was 19.4% compared with 18.1% at December 31, 2017 and 31.2% at December 31, 2016.

At December 31, 2018, 2017 and 2016, the Bank had available borrowing capacity of $492.7 million, $579.2 million and $282.8 million, respectively, from the FHLB, and $333.5 million, $331.5 million and $292.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the years ended December 31, 2018, 2017 and 2016, cash, cash equivalents and restricted cash decreased $15.3 million, increased $17.5 million and increased $21.3 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2018, net cash of $286.0 million was provided by operating activities, as our cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2017, net cash of $159.3 million was provided by operating activities, as our cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production. For the year ended December 31, 2016, net cash of $44.8 million was used in operating activities, as our net income was less than the net fair value adjustment and gain on sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the year ended December 31, 2018, net cash of $565.2 million was used in investing activities, primarily due to $1.1 billion cash used for the origination of portfolio loans net of principal repayments and $189.7 million of cash used for the purchase of investment securities, and $9.7 million used for the purchase of property and equipment, partially offset by $46.1 million from proceeds from sale of investment securities, $548.8 million proceeds from sale of loans held for investment and $106.8 million from principal repayments and maturities of investment securities. For the year ended December 31, 2017, net cash of $556.2 million was used in investing activities, primarily due to $998.6 million cash used for the origination of portfolio loans net of principal repayments and $368.1 million of cash used for the purchase of investment securities, and $42.3 million used for the purchase of property and equipment, partially offset by $397.5 million from proceeds from sale of investment securities, $324.7 million proceeds from sale of loans held for investment and $105.8 million from principal repayments and maturities of investment securities. For the year ended December 31, 2016, net cash of $819.3 million was used in investing activities, primarily due to cash used for the origination of portfolio loans and principal repayments and purchases of investment securities, partially offset by $153.5 million from proceeds from sale of loans originated as held for investment and $112.2 million from principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2018, net cash of $263.9 million was provided by financing activities, primarily resulting from a $290.2 million growth in deposits offset by $46.5 million net repayment from FHLB advances. For the year ended December 31, 2017, net cash of $414.4 million was provided by financing activities, primarily resulting from a $309.8 million growth in deposits and $111.0 million net proceeds from FHLB advances. For the year ended December 31, 2016, net cash of $885.3 million was provided by financing activities, primarily resulting from a $919.5 million growth in deposits, $58.7 million net proceeds from our equity offering and $63.2 million in net proceeds from our senior note offering, partially offset by $164.0 million from net repayments of FHLB advances.

Capital Management

In July 2013, federal banking regulators (including the FDIC and the FRB) adopted new capital rules (as used in this section, the "Rules"). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as "Basel III") as well as requirements contemplated by the Dodd-Frank Act. Since 2015, the Rules have applied to both the Company and the Bank.

The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income ("AOCI") except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank elected this one-time option in 2015 to exclude certain components of AOCI. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.

The Rules generally measure an institution's capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution’s total Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The Tier 1 leverage capital ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1,250%. An asset's risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution's capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.

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

•
In addition, the combined balance of MSRs and deferred tax assets is limited to approximately 15% of the Bank's and the Company's common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold.

•	Any portion of the Bank's and the Company's MSRs that are not deducted from the calculation of common equity Tier 1 are subject to a 100% risk weight.

Both the Company and the Bank began compliance with the Rules on January 1, 2015. The phase-in of the conservation buffer began in 2016 and had it not been halted, it would have taken full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.

At December 31, 2018, the Bank's capital ratios continued to meet the regulatory capital category of "well capitalized" as defined by the FDIC's prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank for the December 31, 2018, 2017 and 2016 respectively, under Basel III.

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity risk-based capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity risk-based capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity risk-based capital (to risk-weighted assets)	649,864	13.22	221,201	4.5	319,512	6.5
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22	294,935	6.0	393,246	8.0
Total risk-based capital (to risk-weighted assets)	688,981	14.02	393,246	8.0	491,558	10.0

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity risk-based capital (to risk-weighted assets)	555,120	9.86	253,293	4.5	365,868	6.5
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92	337,724	6.0	450,299	8.0
Total risk-based capital (to risk-weighted assets)	653,741	11.61	450,299	8.0	562,873	10.0

	At December 31, 2016
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$635,988	10.26%	$248,055	4.0%	$310,069	5.0%
Common equity risk-based capital (to risk-weighted assets)	635,988	13.92	205,615	4.5	297,000	6.5
Tier 1 risk-based capital (to risk-weighted assets)	635,988	13.92	274,154	6.0	365,538	8.0
Total risk-based capital (to risk-weighted assets)	671,252	14.69	365,538	8.0	456,923	10.0

	At December 31, 2016
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$608,988	9.78%	$249,121	4.0%	$311,402	5.0%
Common equity risk-based capital (to risk-weighted assets)	550,510	10.54	234,965	4.5	339,395	6.5
Tier 1 risk-based capital (to risk-weighted assets)	608,988	11.66	313,287	6.0	417,716	8.0
Total risk-based capital (to risk-weighted assets)	644,252	12.34	417,716	8.0	522,146	10.0

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

Operational Risk Management

Operational risk is defined as the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, misconduct or errors, and adverse external events. Each line of business and the departments supporting the lines of business (collectively referred to as "business lines") have primary responsibility for identifying, monitoring, controlling and escalating their operational risks. In addition, independent risk management functions, such as our enterprise risk management, risk and regulatory affairs, Bank Secrecy Act, quality control, and legal departments provide support to the business lines as they develop and implement operational risk management practices specific to their needs and escalate enterprise-wide operational risks to senior management and the Board. Our internal audit department provides independent assurance on the strength of operational risk controls and compliance with Company policies and procedures. Additionally, we maintain appropriate change management, business resumption and data and customer information security and cyber-security processes. We also maintain a code of conduct with periodic training, setting a "tone from the top" that articulates a strong focus on compliance and ethical standards and a zero tolerance approach to unethical or fraudulent behavior.

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

To mitigate our compliance risk, and as part of a comprehensive Risk Management System, the Bank has implemented and continues to enhance a Compliance Management System (CMS) which is designed to meet the heightened standards for risk governance framework adopted by the federal banking regulators. The Bank has implemented a "three lines of defense" model: business lines have primary responsibility for identifying, monitoring and controlling compliance risks, then reporting on those compliance risks to the corporate compliance department, which is our second line of defense. The second line is responsible for providing advice to the business lines, as well as assessing, testing and reporting on the status of the Bank's compliance and identified compliance risks to our senior management and the Board of Directors. Our Internal Audit Department serves as the third line of defense, providing independent assurance on the strength of compliance risk controls and compliance with applicable laws and regulations, as well as compliance with Company policies and procedures. The Chief Audit Officer reports to the audit committees of the Board of Directors of HomeStreet and the Bank.

In addition to the CMS, the Bank's Risk Management System includes a Bank Secrecy Act (BSA) department responsible for designing and implementing processes to support business line efforts to meet the requirements of BSA and anti-money laundering (AML) regulations of the Department of Treasury, the Internal Revenue Service and the Office of Foreign Assets Control (OFAC) relating to combatting money laundering, terrorist financing, tax evasion and other financial crimes. As with the CMS requirements, the BSA, AML and OFAC systems are designed to meet the heightened standards applicable to banks with more than $10 billion in assets. The BSA department has implemented processes to identify, measure, monitor, control, and manage compliance risk as outlined within applicable BSA, AML, and OFAC requirements, and in 2018 separated the oversight of BSA compliance from the compliance department itself, adding a BSA Officer who reports to the Chief Risk Officer while reorganizing distributed BSA responsibilities under the BSA Officer. We continue to assess the adequacy of BSA resources and we are designing and implementing additional BSA compliance systems, and internal controls required by the heightened standards for banks with over $10 billion in assets.

Additionally, Corporate Compliance, BSA, and the Company's senior management have established tracking processes for monitoring the status of pending regulations and implementing regulatory requirements as they are published and become effective.

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

Accounting Developments

See Financial Statements and Supplementary Data - Note 1, Summary of Significant Accounting Policies for a discussion of accounting developments.

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

Our price and interest rate risks are managed by the Bank's Asset/Liability Management Committee ("ALCO"), a management committee that identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Investment Officer, acting as the chair, the Chief Executive Officer, Chief Financial Officer and other members of management. The committee meets monthly and is responsible for:

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2018
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$57,982	$—	$—	$—	$—	$—	$—	$57,982
FHLB Stock	—	—	—	—	—	45,497	—	45,497
Investment securities (1)	50,630	32,087	40,684	198,624	149,118	452,110	—	923,253
Mortgage loans held for sale	347,007	—	—	—	—	—	—	347,007
Loans held for investment (1)	1,447,008	306,334	554,444	1,161,562	883,452	722,571	—	5,075,371
Total interest-earning assets	1,902,627	338,421	595,128	1,360,186	1,032,570	1,220,178	—	6,449,110
Non-interest-earning assets	—	—	—	—	—	—	593,111	593,111
Total assets	$1,902,627	$338,421	$595,128	$1,360,186	$1,032,570	$1,220,178	$593,111	$7,042,221
Interest-bearing liabilities:
NOW accounts (2)	$376,137	$—	$—	$—	$—	$—	$—	$376,137
Statement savings accounts (2)	245,795	—	—	—	—	—	—	245,795
Money market accounts (2)	1,935,516	—	—	—	—	—	—	1,935,516
Certificates of deposit	780,440	304,344	206,869	257,664	30,489	—	—	1,579,806
Federal funds purchased and securities sold under agreements to repurchase	19,000	—	—	—	—	—	—	19,000
FHLB advances	871,000	46,000	10,000	—	—	5,590	—	932,590
Long-term debt (3)	60,462	—	—	—	—	65,000	—	125,462
Total interest-bearing liabilities	4,288,350	350,344	216,869	257,664	30,489	70,590	—	5,214,306
Non-interest bearing liabilities	—	—	—	—	—	—	1,088,395	1,088,395
Equity	—	—	—	—	—	—	739,520	739,520
Total liabilities and shareholders’ equity	$4,288,350	$350,344	$216,869	$257,664	$30,489	$70,590	$1,827,915	$7,042,221
Interest sensitivity gap	$(2,385,723)	$(11,923)	$378,259	$1,102,522	$1,002,081	$1,149,588
Cumulative interest sensitivity gap	$(2,385,723)	$(2,397,646)	$(2,019,387)	$(916,865)	$85,216	$1,234,804
Cumulative interest sensitivity gap as a percentage of total assets	(34)%	(34)%	(29)%	(13)%	1%	18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	44%	48%	58%	82%	102%	124%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2018, the Bank's cumulative interest sensitivity gap was positive, resulting in an asset-sensitive position. Therefore, net interest income would be expected to rise in the long term if interest rates were to rise without changing the slope of the yield curve. The Bank is liability-sensitive in the "three months or less" period which generally indicates that net interest income would be expected to fall in the short term if interest rates were to rise, though deposit interest rate increases generally lag market rate increases.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2018 and 2017 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2018		December 31, 2017
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(8.3)%	(13.5)%	(0.5)%	(8.2)%
+100	(4.1)	(7.0)	(0.2)	(4.2)
-100	5.0	(0.8)	1.9	(0.9)
-200	9.0%	(7.0)%	2.3%	(4.8)%

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

At December 31, 2018 and 2017 we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in sensitivity reflect the impact of both higher market interest rates and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios and may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

Risk Management Instruments

We originate fixed-rate residential home mortgages primarily for sale into the secondary market. These loans are hedged against interest rate fluctuations from the time of the loan commitment until the loans are sold.

We have been able to manage interest rate risk by matching both on- and off-balance sheet assets and liabilities, within reasonable limits, through a range of potential rate and repricing characteristics. Where appropriate, we also use hedging techniques, including the use of forward sale commitments, option contracts and interest rate swaps.

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

The following table presents the financial instruments classified as derivatives.

	At December 31, 2018
	Notional amount	Fair value
(in thousands)		Asset derivatives	Liability derivatives
Forward sale commitments	$1,334,947	$3,025	$(5,340)
Interest rate swaptions	34,000	203	—
Interest rate lock commitments	390,558	10,289	(5)
Interest rate swaps	803,652	14,566	(11,549)
Eurodollar Futures	3,135,000	—	(110)
	$5,698,157	$28,083	$(17,004)

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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Seattle, Washington
March 6, 2019

We have served as the Company's auditor since 2013.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2018	2017

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $28,534 and $30,268)	$57,982	$72,718
Investment securities (includes $851,968 and $846,268 carried at fair value)	923,253	904,304
Loans held for sale (includes $321,868 and $577,313 carried at fair value)	347,007	610,902
Loans held for investment (net of allowance for loan losses of $41,470 and $37,847; includes $4,057 and $5,477 carried at fair value)	5,075,371	4,506,466
Mortgage servicing rights (includes $252,168 and $258,560 carried at fair value)	280,496	284,653
Other real estate owned	455	664
Federal Home Loan Bank stock, at cost	45,497	46,639
Premises and equipment, net	94,801	104,654
Goodwill	22,564	22,564
Other assets	194,795	188,477
Total assets	$7,042,221	$6,742,041
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,051,408	$4,760,952
Federal Home Loan Bank advances	932,590	979,201
Accounts payable and other liabilities	174,241	172,234
Federal funds purchased and securities sold under agreements to repurchase	19,000	—
Long-term debt	125,462	125,274
Total liabilities	6,302,701	6,037,661
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,995,348 shares and 26,888,288 shares	511	511
Additional paid-in capital	342,439	339,009
Retained earnings	412,009	371,982
Accumulated other comprehensive loss	(15,439)	(7,122)
Total shareholders' equity	739,520	704,380
Total liabilities and shareholders' equity	$7,042,221	$6,742,041
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share data)	2018	2017	2016

Interest income:
Loans	$247,126	$215,363	$190,667
Investment securities	22,645	21,753	18,394
Other	931	567	476
	270,702	237,683	209,537
Interest expense:
Deposits	41,995	23,912	19,009
Federal Home Loan Bank advances	18,501	12,589	6,030
Federal funds purchased and securities sold under agreements to repurchase	298	5	4
Long-term debt	6,647	6,067	4,043
Other	782	672	402
	68,223	43,245	29,488
Net interest income	202,479	194,438	180,049
Provision for credit losses	3,000	750	4,100
Net interest income after provision for credit losses	199,479	193,688	175,949
Noninterest income:
Net gain on loan origination and sale activities	186,249	255,876	307,313
Loan servicing income	28,724	35,384	33,059
Income from WMS Series LLC	160	598	2,333
Depositor and other retail banking fees	8,047	7,221	6,790
Insurance agency commissions	2,193	1,904	1,619
Gain on sale of investment securities available for sale	235	489	2,539
Other	11,351	10,682	5,497
	236,959	312,154	359,150
Noninterest expense:
Salaries and related costs	250,798	293,870	303,354
General and administrative	53,753	65,036	63,206
Amortization of core deposit intangibles	1,625	1,710	2,166
Legal	3,931	1,410	1,867
Consulting	3,071	3,467	4,958
Federal Deposit Insurance Corporation assessments	4,091	3,279	3,414
Occupancy	38,304	38,268	30,530
Information services	35,139	33,143	33,063
Net (benefit) cost from operation and sale of other real estate owned	(139)	(530)	1,764
	390,573	439,653	444,322
Income before income taxes	45,865	66,189	90,777
Income tax expense (benefit)	5,838	(2,757)	32,626
NET INCOME	$40,027	$68,946	$58,151
Basic income per share	$1.48	$2.57	$2.36
Diluted income per share	$1.47	$2.54	$2.34
Basic weighted average number of shares outstanding	26,970,916	26,864,657	24,615,990
Diluted weighted average number of shares outstanding	27,168,135	27,092,019	24,843,683
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2018	2017	2016

Net income	$40,027	$68,946	$58,151
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment securities available for sale:
Unrealized holding (loss) gain arising during the year, net of tax (benefit) expense of $(2,163), $1,942 and $(3,400)	(8,132)	3,607	(6,313)
Reclassification adjustment for net gains included in net income, net of tax expense of $49, $172 and $889	(185)	(317)	(1,650)
Other comprehensive (loss) income	(8,317)	3,290	(7,963)
Comprehensive income	$31,710	$72,236	$50,188

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total

Balance, December 31, 2015	22,076,534	$511	$222,328	$244,885	$(2,449)	$465,275
Net income	—	—	—	58,151	—	58,151
Share-based compensation expense	—	—	1,788	—	—	1,788
Common stock issued	4,723,649	—	112,033	—	—	112,033
Other comprehensive loss	—	—	—	—	(7,963)	(7,963)
Balance, December 31, 2016	26,800,183	511	336,149	303,036	(10,412)	629,284
Net income	—	—	—	68,946	—	68,946
Share-based compensation expense	—	—	2,502	—	—	2,502
Common stock issued	88,105	—	358	—	—	358
Other comprehensive income	—	—	—	—	3,290	3,290
Balance, December 31, 2017	26,888,288	511	339,009	371,982	(7,122)	704,380
Net income	—	—	—	40,027	—	40,027
Share-based compensation expense	—	—	3,012	—	—	3,012
Common stock issued	107,060	—	418	—	—	418
Other comprehensive loss	—	—	—	—	(8,317)	(8,317)
Balance, December 31, 2018	26,995,348	$511	$342,439	$412,009	$(15,439)	$739,520

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,027	$68,946	$58,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	24,893	22,645	15,667
Provision for credit losses	3,000	750	4,100
Net fair value adjustment and gain on sale of loans held for sale	(93,766)	(218,331)	(268,104)
Fair value adjustment of loans held for investment	(107)	(1,030)	(354)
Origination of mortgage servicing rights	(61,871)	(78,412)	(90,520)
Change in fair value of mortgage servicing rights	(6,711)	36,615	13,280
Net gain on sale of investment securities	(235)	(489)	(2,539)
Net gain on sale of loans originated as held for investment	(1,956)	(4,600)	(2,607)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(171)	(383)	1,767
Loss on disposal of fixed assets	244	215	253
Loss on lease abandonment	5,096	5,054	—
Net deferred income tax expense (benefit)	12,777	(2,094)	31,490
Share-based compensation expense	3,361	2,856	2,062
Origination of loans held for sale	(6,075,290)	(7,763,844)	(9,169,488)
Proceeds from sale of loans originated as held for sale	6,448,808	8,084,916	9,379,720
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(8,030)	26,470	(60,927)
(Decrease) increase in accounts payable and other liabilities	(4,058)	(19,957)	43,255
Net cash provided by (used in) operating activities	286,011	159,327	(44,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(189,660)	(368,071)	(743,861)
Proceeds from sale of investment securities	46,081	397,492	164,429
Principal repayments and maturities of investment securities	106,798	105,801	112,245
Proceeds from sale of other real estate owned	836	6,105	5,672
Proceeds from sale of loans originated as held for investment	548,770	324,745	153,518
Loans purchased from others	(1,953)	—	—
Proceeds from sale of mortgage servicing rights	65,373	—	—
Mortgage servicing rights purchased from others	(4)	(565)	—
Capital expenditures related to other real estate owned	—	(57)	(720)
Origination of loans held for investment and principal repayments, net	(1,132,521)	(998,638)	(609,981)
Proceeds from sale of property and equipment	808	—	1,148
Purchase of property and equipment	(9,724)	(42,286)	(24,482)
Net cash acquired from acquisitions	—	19,285	122,760
Net cash used in investing activities	(565,196)	(556,189)	(819,272)

	Years Ended December 31,
(in thousands)	2018	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$290,152	$309,798	$919,497
Proceeds from Federal Home Loan Bank advances	11,729,500	10,972,200	14,734,636
Repayment of Federal Home Loan Bank advances	(11,776,000)	(10,861,200)	(14,898,636)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	3,511,070	875,166	64,804
Repayment of federal funds purchased and securities sold under agreements to repurchase	(3,492,070)	(875,166)	(64,804)
Proceeds from line of credit draws	30,000	—	—
Repayment of line of credit draws	(30,000)	—	—
Proceeds from Federal Home Loan Bank stock repurchase	179,789	187,766	284,662
Purchase of Federal Home Loan Bank stock	(178,647)	(194,058)	(279,436)
Proceeds from debt issuance, net	—	(65)	63,184
(Payments) proceeds from equity raise, net	—	(45)	58,713
Proceeds from stock issuance, net	68	11	2,713
Net cash provided by financing activities	263,862	414,407	885,333
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,323)	17,545	21,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	73,909	56,364	35,097
Cash, cash equivalents and restricted cash, end of year	58,586	73,909	56,364
Less restricted cash included in other assets	604	1,191	2,432
CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,982	$72,718	$53,932
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$67,552	$42,889	$28,672
Federal and state income taxes (refunded) paid, net	(5,785)	(21,885)	14,441
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	455	1,125	2,056
Loans transferred from held for investment to held for sale	634,205	419,494	169,745
Loans transferred from held for sale to held for investment	71,584	100,049	12,311
Ginnie Mae loans recognized with the right to repurchase, net	(1,674)	3,534	6,775
Receivable from sale of mortgage servicing rights	3,337	—	—
Orange County Business Bank acquisition:
Assets acquired, excluding cash acquired	—	—	165,786
Liabilities assumed	—	—	141,267
Goodwill	—	—	8,360
Common stock issued	$—	$—	$50,373

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

The Company's accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 5, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 12, Mortgage Banking Operations), valuation of certain loans held for investment (Note 5, Loans and Credit Quality), valuation of investment securities (Note 4, Investment Securities), valuation of derivatives (Note 11, Derivatives and Hedging Activities), other real estate owned (Note 6, Other Real Estate Owned), and taxes (Note 14, Income Taxes). Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of a change in fair value due to change in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $4.7 million and $4.4 million at December 31, 2018 and 2017, respectively, is included in cash and cash equivalents for FNMA DUS® pledged securities and related reserves. In addition, restricted cash of $604 thousand and $1.2 million at December 31, 2018 and 2017, respectively, is included in accounts receivable and other assets for reinsurance-related reserves.

Investment Securities

We classify investment securities as trading, held to maturity ("HTM"), or available for sale ("AFS") at the date of acquisition. Purchases and sales of securities are generally recorded on a trade-date basis. We include and record certain certificates of deposit that meet the definition of a security as HTM investments.

Investment securities that we might not hold until maturity are classified as AFS and are reported at fair value in the statement of financial condition. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as the present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Purchase premiums and discounts are recognized in interest income using the effective interest method over the life of the securities. Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

AFS investment securities in unrealized loss positions are evaluated for other-than-temporary impairment ("OTTI") at least quarterly. For AFS debt securities, a decline in fair value is considered to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security. For AFS equity securities, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its cost basis.

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

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring ("TDR") when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration.

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

Allowance for Credit Losses

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses. The allowance for credit losses is maintained at a level that, in management's judgment, is appropriate to cover losses inherent within the Company's loans held for investment portfolio, including unfunded credit commitments, as of the balance sheet date. The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Consumer Loan Portfolio Segment

The consumer loan portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity, credit, and collateral. Capacity refers to a borrower's ability to make payments on the loan. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

Commercial Loan Portfolio Segment

The commercial loan portfolio segment is comprised of the commercial real estate, non-owner occupied, multifamily residential, construction/land development, owner occupied and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, the level and composition of net worth, leverage, considering all other lender amounts and position, an analysis of cash expected to flow through the obligors including the outflow to other lenders, and prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.

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

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for impaired loans are updated every twelve months, either from external third parties or in-house certified appraisers. We require an independent third-party appraisal at least annually for substandard loans and other real estate owned ("OREO"). Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. For performing consumer segment loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates semi-annually using automated valuation services. Once the impairment amount is determined, an asset-specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

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

The formula-based component of the allowance for loan losses also considers qualitative factors for each loan class, including changes in the following: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified or graded loans and the volume of nonaccrual loans; (6) the quality of our loan review system; (7) the value of underlying collateral for collateral-dependent loans. Additional factors include (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations and (9) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Qualitative factors are expressed in basis points and are adjusted downward or upward based on management's judgment as to the potential loss impact of each qualitative factor to a particular loan pool at the date of the analysis.

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

From time to time the Company may elect to accelerate the disposition of certain OREO properties in a time frame faster than the expected marketing period assumed in the appraisal supporting our valuation of such properties. At the time a property is identified and the decision to accelerate its disposition is made, that property's underlying fair value is re-measured. Generally, to achieve an accelerated time frame in which to sell a property, the price that the Company is willing to accept for the disposition of the property decreases. Accordingly, the net realizable value of these properties is adjusted to reflect this change in valuation.

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

Equity method investment income from WMS LLC was $160 thousand, $598 thousand, and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's investment in WMS LLC was $1.8 million and $2.0 million, which is included in accounts receivable and other assets at December 31, 2018 and 2017, respectively.

The Company provides contracted services to WMS LLC related to accounting, loan shipping, loan underwriting and insuring, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted services income of $853 thousand, $844 thousand, and $370 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. Income related to WMS LLC, is classified as income from WMS Series LLC in noninterest expense for both 2018 and 2017 in noninterest income for 2016 within the consolidated statements of operations.

The Company purchased $530.9 million, $574.3 million and $589.2 million of single family mortgage loans from WMS LLC for the years ended December 31, 2018, 2017 and 2016, respectively. The Company currently provides a $17.5 million secured line of credit that allows WMS LLC to fund and close single family mortgage loans in the name of WMS LLC. The outstanding balance of the secured line of credit was $5.4 million and $6.1 million at December 31, 2018, and 2017, respectively. The highest outstanding balance of the secured line of credit was $11.5 million and $13.0 million during 2018 and 2017, respectively. The line of credit matures July 1, 2019.

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

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2018 or 2017, nor was any goodwill written off due to impairment during 2018, 2017 or 2016.

Changes in the carrying amount of goodwill are detailed in the following table:

(in thousands)
Goodwill balance at December 31, 2016	$22,175
Acquisitions	389
Goodwill balance at December 31, 2017	22,564
Acquisitions	—
Goodwill balance at December 31, 2018	$22,564

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

From time to time, the Company may enter into federal funds transactions involving purchasing reserve balances on a short-term basis, or sales of securities under agreements to repurchase the same securities ("repurchase agreements"). Repurchase agreements are accounted for as secured financing arrangements with the obligation to repurchase securities sold reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the repurchase agreements remains in investment securities available for sale. For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of the fair value.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to federal income tax and also state income taxes in a number of different states. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. Such changes are accounted for in the period of enactment, and are reflected as discrete tax items in the Company's tax provision.

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

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings. For fair value hedges that are de-designated, the net gain or loss on the underlying transactions being hedged is amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the consolidated statements of operations. As of December 31, 2018, the Company had no derivatives that were designated as fair value hedges or cash flow hedges.

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

The Company also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Company executes with a third party, such that the Company minimizes its net risk exposure.

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

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company's approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models, used for estimating fair value. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument's fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation. See Note 18, Fair Value Measurement.

Commitments, Guarantees, and Contingencies

U.S. GAAP requires that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. A guarantee is a contract that contingently requires the guarantor to pay a guaranteed party based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party's failure to perform under a specified agreement. The Company initially records guarantees at the inception date fair value of the obligation assumed and records the amount in other liabilities. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Company's risk is reduced (i.e., over time as the Company's exposure is reduced or when the indemnification expires).

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

The Company typically sells loans servicing retained in either a pooled loan securitization transaction with a government-sponsored enterprise ("GSE"), a whole loan sale to a GSE, or a whole loan sale to market participants such as other financial institutions, who purchase the loans for investment purposes or include them in a private label securitization transaction, or the loans are pooled and sold into a conforming loan securitization with a GSE, provided loan origination parameters conform to GSE guidelines. Substantially all of the Company's loan sales are pooled loan securitization transactions with GSEs. These conforming loan securitizations are guaranteed by GSEs, such as Fannie Mae, Ginnie Mae and Freddie Mac.

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

The Company sells multifamily loans through the Fannie Mae Delegated Underwriting and Servicing Program ("DUS"®, DUS® is a registered trademark of Fannie Mae) that are subject to a credit loss sharing arrangement. The Company may also from time to time sell loans with recourse. When loans are sold with recourse or subject to a loss sharing arrangement, a liability is recorded based on the estimated fair value of the obligation under the accounting guidance for guarantees. These liabilities are included within other liabilities. See Note 13, Commitments, Guarantees, and Contingencies.

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

Business Segments

The Company's business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed by the Company's chief operating decision maker for the purpose of allocating resources and evaluating the performance of the Company's businesses. The results for these business segments are based on management's accounting process, which assigns income statement items and assets to each responsible operating segment. This process is dynamic and is based on management's view of the Company's operations. See Note 20, Business Segments.

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $6.9 million, $6.8 million and $7.4 million in advertising expense during the years ended December 31, 2018, 2017 and 2016, respectively.

Recent Accounting Developments

In October 2018, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2018-16, Derivatives and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate In October 2018. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of this ASU to have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update ("ASU") No.2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842) - Targeted Improvements" to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This standard shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date to more closely align interest income recorded on bonds held at a premium with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company early adopted the amendments of this ASU during 2018. The impact of the adoption of this ASU did not have a material impact to the Company's consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current U.S. GAAP requires an "incurred loss" methodology for recognizing credit losses that delay recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that has the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment model in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt this ASU on January 1, 2020 and is still evaluating the effects this ASU will have on the Company's consolidated financial statements.

The Company has formed a cross-functional project team and engaged third-party consultants who have jointly developed an implementation plan to satisfy the requirements of the ASU. The project team continues to work on developing and implementing the CECL model including data and assumption validation, identifying key interpretive issues, documenting process flows and internal controls, and beginning parallel testing with our existing allowance model. We are also engaging a third-party firm to evaluate our CECL model. The Company anticipates that an increase to the allowance for credit losses will be recognized upon adoption of the ASU to provide for the expected credit losses over the estimated life of the financial assets (principally loans); however, management is still assessing the magnitude of the increase which will depend on economic conditions and the composition and trends in the Company’s loan portfolio at the date of adoption. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities classified as available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the provisions of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after
December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company expects to elect the transition option provided in ASU No. 2018-11 (see above), the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with original terms of twelve months or less). The Company will elect the hindsight practical expedient, which allows entities to reassess their assumptions used when determining lease term and impairment of right-of-use assets. The Company has facility and equipment lease agreements which are currently being accounted for as operating leases and therefore not being recognized on the Company's consolidated statement of condition. The new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The Company's preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company's consolidated statements of financial condition, along with the Company's regulatory capital ratios. However, the Company does not expect the new guidance to have a material impact on the Company's consolidated statements of income. The Company completed a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. In addition, the Company has implemented a new software package to aid in the transition. The current estimated impact of implementing this ASU at January 1, 2019 is an increase in right-of-use assets and associated lease liabilities of approximately $125.0 million and $142.0 million, respectively, on our consolidated statements of financial condition.

NOTE 2–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On September 15, 2017, the Company completed its acquisition of one branch and its related deposits in Southern California, from Opus Bank. The application of the acquisition method of accounting resulted in goodwill of $389 thousand.

On November 10, 2016, the Company completed its acquisition of two branches and their related deposits in Southern California, from Boston Private Bank and Trust. The application of the acquisition method of accounting resulted in goodwill of $2.3 million.

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

NOTE 3–REGULATORY CAPITAL REQUIREMENTS:

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's operations and financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage capital, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2018 and 2017 the Bank's capital ratios meet the regulatory capital category of "well capitalized" as defined by the Rules.

The Bank’s and the Company's capital amounts and ratios under Basel III are included in the following tables:

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity risk-based capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity risk-based capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity risk-based capital (to risk-weighted assets)	649,864	13.22	221,201	4.5	319,512	6.5
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22	294,935	6.0	393,246	8.0
Total risk-based capital (to risk-weighted assets)	688,981	14.02	393,246	8.0	491,558	10.0

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity risk-based capital (to risk-weighted assets)	555,120	9.86	253,293	4.5	365,868	6.5
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92	337,724	6.0	450,299	8.0
Total risk-based capital (to risk-weighted assets)	653,741	11.61	450,299	8.0	562,873	10.0

At periodic intervals, the FDIC and the Washington State Department of Financial Institutions ("WDFI") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the banking industry. Based on their examinations, these regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

NOTE 4–INVESTMENT SECURITIES:

The following tables set forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$112,852	$19	$(4,910)	$107,961
Commercial	34,892	109	(487)	34,514
Collateralized mortgage obligations:
Residential	171,412	221	(4,889)	166,744
Commercial	118,555	140	(2,021)	116,674
Municipal bonds	393,463	1,526	(9,334)	385,655
Corporate debt securities	21,177	1	(1,183)	19,995
U.S. Treasury securities	11,211	6	(317)	10,900
Agency debentures	9,876	—	(351)	9,525
	$873,438	$2,022	$(23,492)	$851,968

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,071	$—	$(274)	$10,797
Commercial	17,307	30	(311)	17,026
Collateralized mortgage obligations	15,624	10	(65)	15,569
Municipal bonds	27,191	190	(319)	27,062
Corporate debt securities	92	—	—	92
	$71,285	$230	$(969)	$70,546

	At December 31, 2017
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$133,654	$4	$(3,568)	$130,090
Commercial	24,024	8	(338)	23,694
Collateralized mortgage obligations:
Residential	164,502	3	(4,081)	160,424
Commercial	100,001	9	(1,441)	98,569
Municipal bonds	389,117	2,978	(3,643)	388,452
Corporate debt securities	25,146	67	(476)	24,737
U.S. Treasury securities	10,899	—	(247)	10,652
Agency debentures	9,861	—	(211)	$9,650
	$857,204	$3,069	$(14,005)	$846,268

HELD TO MATURITY
Mortgage-backed securities:
Residential	$12,062	$35	$(99)	$11,998
Commercial	21,015	75	(161)	20,929
Collateralized mortgage obligations	3,439	—	—	3,439
Municipal bonds	21,423	339	(97)	21,665
Corporate debt securities	97	—	—	97
	$58,036	$449	$(357)	$58,128

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2018 and 2017, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of December 31, 2018 and 2017, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(34)	$1,269	$(4,876)	$104,822	$(4,910)	$106,091
Commercial	—	—	(487)	18,938	(487)	18,938
Collateralized mortgage obligations:
Residential	(131)	24,085	(4,758)	128,899	(4,889)	152,984
Commercial	(350)	22,051	(1,671)	73,429	(2,021)	95,480
Municipal bonds	(1,283)	85,057	(8,051)	201,189	(9,334)	286,246
Corporate debt securities	(104)	5,557	(1,079)	14,213	(1,183)	19,770
U.S. Treasury securities	—	—	(317)	9,598	(317)	9,598
Agency debentures	—	—	(351)	9,525	(351)	9,525
	$(1,902)	$138,019	$(21,590)	$560,613	$(23,492)	$698,632

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(31)	$2,314	$(243)	$6,197	$(274)	$8,511
Commercial	(24)	2,800	(287)	11,256	(311)	14,056
Collateralized mortgage obligations	(65)	10,597	—	—	(65)	10,597
Municipal bonds	(102)	7,210	(217)	11,273	(319)	18,483
	$(222)	$22,921	$(747)	$28,726	$(969)	$51,647

	At December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(182)	$18,020	$(3,386)	$110,878	$(3,568)	$128,898
Commercial	(113)	15,265	(225)	6,748	(338)	22,013
Collateralized mortgage obligations:
Residential	(612)	53,721	(3,469)	104,555	(4,081)	158,276
Commercial	(538)	57,236	(903)	35,225	(1,441)	92,461
Municipal bonds	(760)	105,415	(2,883)	134,103	(3,643)	239,518
Corporate debt securities	(15)	5,272	(461)	13,365	(476)	18,637
U.S. Treasury securities	(3)	997	(244)	9,655	(247)	10,652
Agency debentures	(211)	9,650	—	—	(211)	9,650
	$(2,434)	$265,576	$(11,571)	$414,529	$(14,005)	$680,105

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(13)	$2,662	$(86)	$4,452	$(99)	$7,114
Commercial	(161)	15,900	—	—	(161)	15,900
Collateralized mortgage obligations	—	3,439	—	—	—	3,439
Municipal bonds	(3)	2,185	(94)	9,465	(97)	11,650
	$(177)	$24,186	$(180)	$13,917	$(357)	$38,103

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2018 and 2017. In addition, as of December 31, 2018 and 2017, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At December 31, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,094	1.62%	$100,867	2.05%	$107,961	2.03%
Commercial	—	—	14,175	2.20	16,737	2.99	3,602	2.90	34,514	2.66
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	166,744	2.43	166,744	2.43
Commercial	—	—	9,008	2.42	29,292	2.88	78,374	2.42	116,674	2.53
Municipal bonds	5,670	2.12	16,276	2.24	30,659	2.89	333,050	3.51	385,655	3.39
Corporate debt securities	—	—	3,949	2.96	13,608	3.31	2,438	3.65	19,995	3.29
U.S. Treasury securities	—	—	10,900	1.87	—	—	—	—	10,900	1.87
Agency debentures	—	—	—	—	9,525	2.23	—	—	9,525	2.23
Total available for sale	$5,670	2.12%	$54,308	2.24%	$106,915	2.81%	$685,075	2.90%	$851,968	2.84%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$10,797	2.82%	$10,797	2.82%
Commercial	—	—	12,147	2.51	4,879	2.64	—	—	17,026	2.55
Collateralized mortgage obligations	—	—	7,205	3.59	—	—	8,364	2.94	15,569	3.24
Municipal bonds	—	—	1,790	2.85	5,651	2.29	19,621	3.24	27,062	3.01
Corporate debt securities	—	—	—	—	—	—	92	6.00	92	6.00
Total held to maturity	$—	—%	$21,142	2.91%	$10,530	2.45%	$38,874	3.07%	$70,546	2.93%

	At December 31, 2017
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$8,914	1.63%	$121,176	1.97%	$130,090	1.94%
Commercial	—	—	15,356	2.07	4,558	2.03	3,780	2.98	23,694	2.21
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	160,424	2.10	160,424	2.10
Commercial	—	—	12,550	2.09	21,837	2.38	64,182	2.13	98,569	2.18
Municipal bonds	641	2.64	24,456	3.10	39,883	3.25	323,472	3.81	388,452	3.71
Corporate debt securities	1,048	2.11	6,527	2.80	11,033	3.49	6,129	3.57	24,737	3.27
U.S. Treasury securities	997	1.22	—	—	9,655	1.76	—	—	10,652	1.71
Agency debentures	—	—	—	—	9,650	2.26	—	—	9,650	2.26
Total available for sale	$2,686	1.90%	$58,889	2.58%	$105,530	2.67%	$679,163	2.90%	$846,268	2.85%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$11,998	2.93%	$11,998	2.93%
Commercial	—	—	6,577	2.15	14,352	2.71	—	—	20,929	2.53
Collateralized mortgage obligations	—	—	—	—	—	—	3,439	1.90	3,439	1.90
Municipal bonds	—	—	1,846	3.35	4,630	2.57	15,189	3.50	21,665	3.28
Corporate debt securities	—	—	—	—	—	—	97	6.00	97	6.00
Total held to maturity	$—	—%	$8,423	2.41%	$18,982	2.68%	$30,723	3.10%	$58,128	2.86%

Sales of investment securities available for sale were as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Proceeds	$46,081	$397,492	$164,429
Gross gains	310	1,214	2,782
Gross losses	(75)	(725)	(243)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

(in thousands)	At December 31, 2018	At December 31, 2017

Federal Home Loan Bank to secure borrowings	$63,179	$425,866
Washington and California State to secure public deposits	126,565	118,828
Securities pledged to secure derivatives in a liability position	5,077	7,308
Other securities pledged	5,147	6,089
Total securities pledged as collateral	$199,968	$558,091

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at December 31, 2018 and 2017.

Tax-exempt interest income on securities available for sale totaling $8.5 million, $8.8 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2018	2017

Consumer loans
Single family (1)	$1,358,175	$1,381,366
Home equity and other	570,923	453,489
Total consumer loans	1,929,098	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	701,928	622,782
Multifamily	908,015	728,037
Construction/land development	794,544	687,631
Total commercial real estate loans	2,404,487	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	429,158	391,613
Commercial business	331,004	264,709
Total commercial and industrial loans	760,162	656,322
Loans held for investment before deferred fees, costs and allowance	5,093,747	4,529,627
Net deferred loan fees and costs	23,094	14,686
	5,116,841	4,544,313
Allowance for loan losses	(41,470)	(37,847)
Total loans held for investment	$5,075,371	$4,506,466

(1)
Includes $4.1 million and $5.5 million at December 31, 2018 and December 31, 2017, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $2.16 billion and $1.81 billion at December 31, 2018 and 2017, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $502.7 million and $663.8 million at December 31, 2018 and 2017, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

It is the Company's policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. The following is a summary of activity during the years ended December 31, 2018 and 2017 with respect to such aggregate loans to these related parties and their associates:

	Years Ended December 31,
(in thousands)	2018	2017

Beginning balance, January 1	$1,968	$4,379
Principal repayments and advances, net	(1,968)	(2,411)
Ending balance, December 31	$—	$1,968

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 13.1% and 10.2% of the total portfolio, respectively. At December 31, 2017 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan class of single family within the states of Washington and California, which represented 15.0% and 10.9% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2018. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Allowance for credit losses (roll-forward):
Beginning balance	$39,116	$35,264	$30,659
Provision for credit losses	3,000	750	4,100
Recoveries, net of charge-offs	797	3,102	505
Ending balance	$42,913	$39,116	$35,264
Components:
Allowance for loan losses	$41,470	$37,847	$34,001
Allowance for unfunded commitments	1,443	1,269	1,263
Allowance for credit losses	$42,913	$39,116	$35,264

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,412	$(106)	$344	$(1,433)	$8,217
Home equity and other	7,081	(488)	492	627	7,712
Total consumer loans	16,493	(594)	836	(806)	15,929
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	741	5,496
Multifamily	3,895	—	—	1,859	5,754
Construction/land development	8,677	—	1,126	(264)	9,539
Total commercial real estate loans	17,327	—	1,126	2,336	20,789
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	322	3,282
Commercial business	2,336	(753)	182	1,148	2,913
Total commercial and industrial loans	5,296	(753)	182	1,470	6,195
Total allowance for credit losses	$39,116	$(1,347)	$2,144	$3,000	$42,913

	Year Ended December 31, 2017
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,196	$(2)	$1,495	$(277)	$9,412
Home equity and other	6,153	(707)	818	817	7,081
Total consumer loans	14,349	(709)	2,313	540	16,493
Commercial real estate loans
Non-owner occupied commercial real estate	4,481	—	—	274	4,755
Multifamily	3,086	—	—	809	3,895
Construction/land development	8,553	—	1,017	(893)	8,677
Total commercial real estate loans	16,120	—	1,017	190	17,327
Commercial and industrial loans
Owner occupied commercial real estate	2,199	—	—	761	2,960
Commercial business	2,596	(411)	892	(741)	2,336
Total commercial and industrial loans	4,795	(411)	892	20	5,296
Total allowance for credit losses	$35,264	$(1,120)	$4,222	$750	$39,116

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,151	$66	$8,217	$1,286,556	$67,575	$1,354,131
Home equity and other	7,671	41	7,712	569,673	1,237	570,910
Total consumer loans	15,822	107	15,929	1,856,229	68,812	1,925,041
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	5,496	701,928	—	701,928
Multifamily	5,754	—	5,754	907,523	492	908,015
Construction/land development	9,539	—	9,539	793,818	726	794,544
Total commercial real estate loans	20,789	—	20,789	2,403,269	1,218	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	3,282	427,938	1,220	429,158
Commercial business	2,787	126	2,913	329,170	1,834	331,004
Total commercial and industrial loans	6,069	126	6,195	757,108	3,054	760,162
Total loans evaluated for impairment	42,680	233	42,913	5,016,606	73,084	5,089,690
Loans held for investment carried at fair value	—	—	—	—	—	4,057	(1)
Total loans held for investment	$42,680	$233	$42,913	$5,016,606	$73,084	$5,093,747

	At December 31, 2017
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$9,188	$224	$9,412	$1,300,939	$74,967	$1,375,906
Home equity and other	7,036	45	7,081	452,182	1,290	453,472
Total consumer loans	16,224	269	16,493	1,753,121	76,257	1,829,378
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	4,755	622,782	—	622,782
Multifamily	3,895	—	3,895	727,228	809	728,037
Construction/land development	8,677	—	8,677	687,177	454	687,631
Total commercial real estate loans	17,327	—	17,327	2,037,187	1,263	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	2,960	388,624	2,989	391,613
Commercial business	2,316	20	2,336	261,603	3,106	264,709
Total commercial and industrial loans	5,276	20	5,296	650,227	6,095	656,322
Total loans evaluated for impairment	38,827	289	39,116	4,440,535	83,615	4,524,150
Loans held for investment carried at fair value	—	—	—	5,246	231	5,477	(1)
Total loans held for investment	$38,827	$289	$39,116	$4,445,781	$83,846	$4,529,627

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$66,725	$67,496	$—
Home equity and other	743	769	—
Total consumer loans	67,468	68,265	—
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,331	2,087	—
Total commercial and industrial loans	2,551	3,630	—
	$71,237	$73,113	$—
With an allowance recorded:
Consumer loans
Single family	$850	$850	$66
Home equity and other	494	494	41
Total consumer loans	1,344	1,344	107
Commercial and industrial loans
Commercial business	503	503	126
Total commercial and industrial loans	503	503	126
	$1,847	$1,847	$233
Total:
Consumer loans
Single family (3)	$67,575	$68,346	$66
Home equity and other	1,237	1,263	41
Total consumer loans	68,812	69,609	107
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,834	2,590	126
Total commercial and industrial loans	3,054	4,133	126
Total impaired loans	$73,084	$74,960	$233

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $65.8 million in single family performing TDRs.

	At December 31, 2017
(in thousands)	Recorded investment (1)		Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family	$71,264	(4)	$72,424	$—
Home equity and other	782		807	—
Total consumer loans	72,046		73,231	—
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	2,398		3,094	—
Total commercial and industrial loans	5,387		6,382	—
	$78,696		$80,904	$—
With an allowance recorded:
Consumer loans
Single family	$3,934		$4,025	$224
Home equity and other	508		508	45
Total consumer loans	4,442		4,533	269
Commercial and industrial loans
Commercial business	708		755	20
Total commercial and industrial loans	708		755	20
	$5,150		$5,288	$289
Total:
Consumer loans
Single family (3)	$75,198		$76,449	$224
Home equity and other	1,290		1,315	45
Total consumer loans	76,488		77,764	269
Commercial real estate loans
Multifamily	809		837	—
Construction/land development	454		454	—
Total commercial real estate loans	1,263		1,291	—
Commercial and industrial loans
Owner occupied commercial real estate	2,989		3,288	—
Commercial business	3,106		3,849	20
Total commercial and industrial loans	6,095		7,137	20
Total impaired loans	$83,846		$86,192	$289

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $69.6 million in single family performing TDRs.

(4)	Includes $231 thousand of fair value option loans.

The following table provides the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Consumer loans
Single family	$69,022	$2,636	$80,519	$2,963	$82,745	$2,873
Home equity and other	1,261	78	1,432	80	1,408	68
Total consumer loans	70,283	2,714	81,951	3,043	84,153	2,941
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	686	—	435	—
Multifamily	676	25	824	25	1,299	47
Construction/land development	625	24	917	73	2,286	87
Total commercial real estate loans	1,301	49	2,427	98	4,020	134
Commercial and industrial loans
Owner occupied commercial real estate	1,912	93	2,922	170	2,648	22
Commercial business	2,303	104	2,533	144	3,591	83
Total commercial and industrial loans	4,215	197	5,455	314	6,239	105
	$75,799	$2,960	$89,833	$3,455	$94,412	$3,180

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

Special Mention. A special mention loan, risk rated 7-Special Mention, has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a substandard classification. A special mention loan has potential weaknesses, which if not checked or corrected, weaken the loan or inadequately protect the Company's position at some future date. Such weaknesses include:

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

•
Due to unprofitable or unsuccessful business operations, some form of restructuring of the business, including liquidation of assets, has become the primary source of loan repayment. Cash flow has deteriorated, or been diverted, to the point that sale of collateral is now the Company's primary source of repayment (unless this was the original source of repayment). If the collateral is under the Company’s control and is cash or other liquid, highly marketable securities and properly margined, then a more appropriate rating might be special mention or watch.

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

Homogeneous loans maintain their original risk rating until they are greater than 30 days past due, and risk rating reclassification is based primarily on the past due status of the loan. The risk rating categories can be generally described by the following groupings for commercial and industrial homogeneous loans:

Watch. A homogeneous watch loan, risk rated 6, is 60-89 days past due from the required payment date at month-end.

Special Mention. A homogeneous special mention loan, risk rated 7, is less than 90 days past due from the required payment date at month-end.

Substandard. A homogeneous substandard loan, risk rated 8, is 90 or more days past due from the required payment date at month-end.

Loss. A homogeneous loss loan, risk rated 10, is 120 days or more past due from the required payment date for non-real estate secured closed-end loans or 180 days or more past due from the required payment date for open-end loans and all loans secured by real estate. These loans are generally charged-off in the month in which the applicable time period elapses.

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At December 31, 2018
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,338,025	(1)	$2,882	$8,775	$8,493	$1,358,175
Home equity and other	569,370		95	510	948	570,923
	1,907,395		2,977	9,285	9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	695,077		1,426	5,425	—	701,928
Multifamily	903,897		3,626	492	—	908,015
Construction/land development	767,113		21,531	1,084	4,816	794,544
	2,366,087		26,583	7,001	4,816	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	392,273		22,928	11,087	2,870	429,158
Commercial business	299,225		14,331	15,427	2,021	331,004
	691,498		37,259	26,514	4,891	760,162
	$4,964,980		$66,819	$42,800	$19,148	$5,093,747

	At December 31, 2017
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,355,965	(1)	$2,982	$11,328	$11,091	$1,381,366
Home equity and other	451,194		143	751	1,401	453,489
	1,807,159		3,125	12,079	12,492	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	613,181		8,801	—	800	622,782
Multifamily	693,190		34,038	507	302	728,037
Construction/land development	664,025		22,062	1,466	78	687,631
	1,970,396		64,901	1,973	1,180	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	361,429		20,949	6,399	2,836	391,613
Commercial business	220,461		39,588	1,959	2,701	264,709
	581,890		60,537	8,358	5,537	656,322
	$4,359,445		$128,563	$22,410	$19,209	$4,529,627

(1)
Includes $4.1 million and $5.5 million of loans at December 31, 2018 and 2017, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of December 31, 2018 and 2017, none of the Company's loans were rated Doubtful or Loss.

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

The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At December 31, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,725	$3,653	$47,609	$60,987	$1,297,188	(1)	$1,358,175	$39,116	(2)
Home equity and other	145	100	948	1,193	569,730		570,923	—
	9,870	3,753	48,557	62,180	1,866,918		1,929,098	39,116
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	701,928		701,928	—
Multifamily	—	—	—	—	908,015		908,015	—
Construction/land development	—	—	72	72	794,472		794,544	—
	—	—	72	72	2,404,415		2,404,487	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	374	374	428,784		429,158	—
Commercial business	—	—	1,732	1,732	329,272		331,004	—
	—	—	2,106	2,106	758,056		760,162	—
	$9,870	$3,753	$50,735	$64,358	$5,029,389		$5,093,747	$39,116

	At December 31, 2017
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$10,493	$4,437	$48,262	$63,192	$1,318,174	(1)	$1,381,366	$37,171	(2)
Home equity and other	750	20	1,404	2,174	451,315		453,489	—
	11,243	4,457	49,666	65,366	1,769,489		1,834,855	37,171
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	622,782		622,782	—
Multifamily	—	—	302	302	727,735		728,037	—
Construction/land development	641	—	78	719	686,912		687,631	—
	641	—	380	1,021	2,037,429		2,038,450	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	640	640	390,973		391,613	—
Commercial business	377	—	1,526	1,903	262,806		264,709	—
	377	—	2,166	2,543	653,779		656,322	—
	$12,261	$4,457	$52,212	$68,930	$4,460,697		$4,529,627	$37,171

(1)
Includes $4.1 million and $5.5 million of loans at December 31, 2018 and 2017 respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At December 31, 2018
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,349,682	(1)	$8,493	$1,358,175
Home equity and other	569,975		948	570,923
	1,919,657		9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	701,928		—	701,928
Multifamily	908,015		—	908,015
Construction/land development	794,472		72	794,544
	2,404,415		72	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	428,784		374	429,158
Commercial business	329,272		1,732	331,004
	758,056		2,106	760,162
	$5,082,128		$11,619	$5,093,747

	At December 31, 2017
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,370,275	(1)	$11,091	$1,381,366
Home equity and other	452,085		1,404	453,489
	1,822,360		12,495	1,834,855
Commercial real estate loans
Non-owner occupied commercial real estate	622,782		—	622,782
Multifamily	727,735		302	728,037
Construction/land development	687,553		78	687,631
	2,038,070		380	2,038,450
Commercial and industrial loans
Owner occupied commercial real estate	390,973		640	391,613
Commercial business	263,183		1,526	264,709
	654,156		2,166	656,322
	$4,514,586		$15,041	$4,529,627

(1)
Includes $4.1 million and $5.5 million of loans at December 31, 2018 and 2017, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	17	$3,174	$—
	Payment restructure	153	31,626	—
Total consumer
	Interest rate reduction	17	3,174	—
	Payment restructure	153	31,626	—
		170	34,800	—

Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial and industrial
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	17	3,174	—
	Payment restructure	155	31,893	—
		172	$35,067	$—

	Year Ended December 31, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	56	$10,040	$—
	Payment restructure	102	21,356	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	56	10,040	—
	Payment restructure	104	21,707	—
		160	31,747	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	18	—
Total commercial and industrial
	Payment restructure	1	18	—
		1	18	—
Total loans
	Interest rate reduction	56	10,040	—
	Payment restructure	105	21,725	—
		161	$31,765	$—

	Year Ended December 31, 2016
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	36	$7,453	$—
	Payment restructure	51	10,578	—
Home equity and other
	Interest rate reduction	2	113	—
	Payment restructure	1	192	—
Total consumer
	Interest rate reduction	38	7,566	—
	Payment restructure	52	10,770	—
		90	18,336	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	51	—
Total commercial and industrial
	Payment restructure	1	51	—
		1	51	—
Total loans
	Interest rate reduction	38	7,566	—
	Payment restructure	53	10,821	—
		91	$18,387	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2018 and 2017, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Years Ended December 31,
	2018		2017
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	24	$4,723	21	$4,286
	24	$4,723	21	$4,286

NOTE 6–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2018	2017

Single family	$455	$664
Valuation allowance	—	—
	$455	$664

Activity in other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2018	2017

Beginning balance	$664	$5,243
Additions	455	1,113
Loss provisions	—	(33)
Reductions related to sales	(664)	(5,659)
Ending balance	$455	$664

Activity in the valuation allowance for other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Beginning balance	$—	$3,095	$1,764
Loss provisions	—	33	1,553
(Charge-offs), net of recoveries	—	(3,128)	(222)
Ending balance	$—	$—	$3,095

The components of the net cost of operation and sale of other real estate owned are as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Maintenance (reimbursements) costs	$33	$(114)	$469
Loss provisions	—	—	1,332
Net gain on sales	(172)	(416)	(37)
Net (income) cost from operation and sale of other real estate owned	$(139)	$(530)	$1,764

At December 31, 2018, we had concentrations within the state of Oregon, primarily in Marion County, representing 100.0% of the total balance of other real estate owned. At December 31, 2017, we had concentrations within the state of Washington, primarily in Spokane County, representing 76.8% of the total balance of other real estate owned.

NOTE 7–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	December 31,
(in thousands)	2018	2017

Furniture and equipment	$70,692	$70,657
Leasehold improvements	52,596	57,402
Land and buildings	34,552	28,898
	157,840	156,957
Less: accumulated depreciation	(63,039)	(52,303)
	$94,801	$104,654

Depreciation expense for the years ended December 31, 2018, 2017, and 2016, was $13.9 million, $13.5 million, and $11.4 million, respectively.

NOTE 8–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2018	2017

Noninterest-bearing accounts	$914,154	$980,902
NOW accounts, 0.00% to 1.44% at December 31, 2018 and 0.00% to 1.98% at December 31, 2017	376,137	461,349
Statement savings accounts, due on demand, 0.05% to 1.13% at December 31, 2018 and 2017	245,795	293,858
Money market accounts, due on demand, 0.00% to 2.40% at December 31, 2018 and 0.00% to 1.80% at December 31, 2017	1,935,516	1,834,154
Certificates of deposit, 0.10% to 3.80% at December 31, 2018 and 0.05% to 3.80% at December 31, 2017	1,579,806	1,190,689
	$5,051,408	$4,760,952

There were $191.8 million and $178.4 million in public funds included in deposits at December 31, 2018 and 2017, respectively.

Interest expense on deposits was as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

NOW accounts	$1,678	$1,964	$1,950
Statement savings accounts	816	1,007	1,029
Money market accounts	17,199	8,604	7,398
Certificates of deposit	22,302	12,337	8,632
	$41,995	$23,912	$19,009

The weighted-average interest rates on certificates of deposit at December 31, 2018, 2017 and 2016 were 1.87%, 1.12% and 0.96% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	December 31, 2018

Within one year	$1,272,267
One to two years	248,031
Two to three years	27,986
Three to four years	16,756
Four to five years	14,764
Thereafter	2
$1,579,806

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2018 and 2017 was $85.3 million and $88.8 million, respectively. There were $786.1 million and $345.5 million of brokered deposits at December 31, 2018 and 2017, respectively.

NOTE 9–FEDERAL HOME LOAN BANK AND OTHER BORROWINGS:

Federal Home Loan Bank

The Company borrows funds through advances from the Des Moines FHLB. FHLB advances totaled $932.6 million and $979.2 million as of December 31, 2018, and 2017, respectively.

Weighted-average interest rates on the advances were 2.63%, 1.58%, and 0.91% at December 31, 2018, 2017 and 2016, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 35.0% of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $492.7 million as of December 31, 2018. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company's access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2018
(dollars in thousands)	Advances outstanding	Weighted-average interest rate

2019	$927,000	2.61%
2020	—	—
2021	—	—
2022	—	—
2023 and thereafter	5,590	5.31
	$932,590	2.63%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2018 and 2017, the Company held $45.5 million and $46.6 million, respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management's determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is no other-than-temporary impairment of the FHLB stock investment as of December 31, 2018, or 2017.

Federal Reserve Bank of San Francisco

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco ("FRBSF"). At December 31, 2018 and 2017, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $333.5 million at December 31, 2018. The FRBSF is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. At December 31, 2018 and 2017, we had a $19.0 million and a zero balance of federal funds purchased and securities sold under agreements to repurchase.

NOTE 10–LONG-TERM DEBT:

At December 31, 2018 and 2017, the Company had long-term debt balance of $125.5 million and $125.3 million, respectively, consisting of senior notes issued during 2016 and junior subordinated debentures issued in prior years.

In 2016, the Company closed on $65.0 million in aggregate principal amount of its 6.50% Senior Notes due 2026 (the "Senior Notes") at an offering price of 100% plus accrued interest, which represented $63.6 million of long-term debt balance at December 31, 2018.

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $61.9 million that remains outstanding at December 31, 2018. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Subordinated Debt Securities are as follows:

HomeStreet Statutory
(dollars in thousands)	I	II	III	IV

Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate	3 MO LIBOR + 1.70%	3 MO LIBOR + 1.50%	3 MO LIBOR + 1.37%	3 MO LIBOR + 1.68%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option (1)	5 years	5 years	5 years	5 years

(1) Call options are exercisable at par and are callable, without penalty on a quarterly basis.

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

The use of derivatives as interest rate risk management instruments helps minimize significant, unplanned fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves mitigating the repricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant adverse effect on net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this gain or loss will generally be offset by the gain or loss on the derivatives linked to hedged assets or liabilities. In a cash flow hedging strategy, management manages the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities. We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at December 31, 2018 or 2017. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 4, Investment Securities for further information on securities collateral pledged. At December 31, 2018 and 2017, the Company did not hold any collateral received from counterparties under derivative transactions.

The Company's derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies.

The notional amounts and fair values for derivatives consist of the following.

	At December 31, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,334,947	$3,025	$(5,340)
Interest rate swaptions	34,000	203	—
Interest rate lock and purchase loan commitments	390,558	10,289	(5)
Interest rate swaps	803,652	14,566	(11,549)
Eurodollar futures	3,135,000	—	(110)
Total derivatives before netting	$5,698,157	28,083	(17,004)
Netting adjustment/Cash collateral (1)		(8,329)	12,517
Carrying value on consolidated statements of financial condition		$19,754	$(4,487)

	At December 31, 2017
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,687,658	$1,311	$(1,445)
Interest rate swaptions	120,000	—	—
Interest rate lock and purchase loan commitments	472,733	12,950	(25)
Interest rate swaps	1,869,000	12,171	(23,654)
Eurodollar futures	3,287,000	—	(101)
Total derivatives before netting	$7,436,391	26,432	(25,225)
Netting adjustment/Cash collateral (1)		(6,646)	23,505
Carrying value on consolidated statements of financial condition		$19,786	$(1,720)

(1)
Includes cash collateral of $4.2 million and $16.9 million at December 31, 2018 and 2017, respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following tables present gross and net information about derivative instruments.

	At December 31, 2018
(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,083	$(8,329)	$19,754	$—	$19,754

Derivative liabilities	$(17,004)	$12,517	$(4,487)	$3,223	$(1,264)

	At December 31, 2017
(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$26,432	$(6,646)	$19,786	$—	$19,786

Derivative liabilities	$(25,225)	$23,505	$(1,720)	$1,213	$(507)

(1)
Includes cash collateral of $4.2 million and $16.9 million at December 31, 2018 and 2017, respectively, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

Free-standing derivatives are used for fair value interest rate risk management purposes and do not qualify for hedge accounting treatment, referred to as economic hedges. Economic hedges are used to hedge against adverse changes in fair value of single family mortgage servicing rights ("single family MSRs"), interest rate lock commitments ("IRLCs") for single family mortgage loans that the Company intends to sell, and single family mortgage loans held for sale.

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

The free-standing derivatives used as economic hedges for IRLCs and single family mortgage loans held for sale are forward sales commitments on mortgage-backed securities and option contracts. IRLCs, single family mortgage loans held for sale, and the free-standing derivatives ("economic hedges") are carried at fair value with changes in fair value included in net gain on mortgage loan origination and sale activities.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$7,790	$(28,549)	$12,443
Loan servicing (loss) income (2)	(40,474)	9,732	(4,680)
Other (3)	3	—	735
	$(32,681)	$(18,817)	$8,498

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps, interest rate swaptions and forward contracts used as an economic hedge of loans held for investment.

NOTE 12–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2018	2017

Single family	$321,868	$577,313
Multifamily DUS® (1)	21,974	29,651
Small Business Administration ("SBA")	3,165	3,938
Total loans held for sale	$347,007	$610,902

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program (“DUS"®) is a registered trademark of Fannie Mae.

Loans sold consisted of the following.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Single family	$6,057,784	$7,508,949	$8,785,412
Multifamily DUS® (1)	225,323	347,084	301,442
SBA	19,414	26,841	17,308
CRE Non-DUS® (2)	346,384	321,699	87,684
Single family (2)	243,054	—	63,219
Total loans sold	$6,891,959	$8,204,573	$9,255,065

(1)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

(2)	Loans originated as Held for Investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Single family:
Servicing value and secondary market gains (1)	$152,962	$209,027	$260,477
Loan origination and funding fees	21,422	26,822	29,966
Total single family	174,384	235,849	290,443
Multifamily DUS®	7,012	13,210	11,397
SBA	1,312	2,439	1,414
CRE Non-DUS® (2)	3,452	4,378	1,308
Single family (2)	89	—	2,751
Total gain on loan origination and sale activities	$186,249	$255,876	$307,313

(1)
Comprised of gains and losses on interest rate lock and purchase loan commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Loan originated as held for investment.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

	At December 31,
(in thousands)	2018	2017

Single family
U.S. government and agency	$19,541,450	$22,123,710
Other	610,285	507,437
	20,151,735	22,631,147
Commercial
Multifamily DUS®	1,458,020	1,311,399
Other	84,457	79,797
	1,542,477	1,391,196
Total loans serviced for others	$21,694,212	$24,022,343

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Years Ended December 31,
(in thousands)	2018	2017

Balance, beginning of period	$3,015	$3,382
Additions, net of adjustments (1)	1,930	174
Realized losses (2)	(1,825)	(541)
Balance, end of period	$3,120	$3,015

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expense.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.5 million and $5.3 million were recorded in other assets as of December 31, 2018 and 2017, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2018 and 2017, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $37.7 million and $39.3 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Servicing income, net:
Servicing fees and other	$68,938	$66,192	$53,654
Changes in fair value of single family MSRs due to modeled amortization (1)	(34,705)	(35,451)	(33,305)
Amortization of multifamily and SBA MSRs	(4,383)	(3,932)	(2,635)
	29,850	26,809	17,714
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	39,348	(1,157)	20,025
Net (loss) gain from derivatives economically hedging MSR	(40,474)	9,732	(4,680)
	(1,126)	8,575	15,345
Loan servicing income	$28,724	$35,384	$33,059

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

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

	Years Ended December 31,
(rates per annum) (1)	2018	2017	2016

Constant prepayment rate ("CPR") (2)	15.86%	13.36%	13.93%
Discount rate (3)	10.29%	10.27%	10.28%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At December 31, 2018

Fair value of single family MSR	$252,168
Expected weighted-average life (in years)	6.26
Constant prepayment rate (1)	12.26%
Impact on fair value of 25 basis points adverse change in interest rates	$(14,029)
Impact on fair value of 50 basis points adverse change in interest rates	$(29,498)
Discount rate	10.00%
Impact on fair value of 100 basis points increase	$(8,728)
Impact on fair value of 200 basis points increase	$(16,850)

(1)	Represents the expected lifetime average.

These sensitivities are hypothetical and subject to key assumptions of the underlying valuation model. As the table above demonstrates, the Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance; however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The changes in single family MSRs measured at fair value are as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Beginning balance	$258,560	$226,113	$156,604
Additions and amortization:
Originations	55,608	68,499	82,789
Purchases	—	565	—
Sale of single family MSRs	(66,902)	—	—
Changes due to modeled amortization (1)	(34,705)	(35,451)	(33,305)
Net additions and amortization	(45,999)	33,613	49,484
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	39,607	(1,166)	20,025
Ending balance	$252,168	$258,560	$226,113

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Beginning balance	$26,093	$19,747	$14,651
Origination	6,268	9,915	7,731
Amortization	(4,033)	(3,569)	(2,635)
Ending balance	$28,328	$26,093	$19,747

At December 31, 2018, the expected weighted-average life of the Company's multifamily MSRs was 10.45. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2018

2019	$3,946
2020	3,877
2021	3,697
2022	3,402
2023	3,158
2024 and thereafter	10,248
Carrying value of multifamily MSR	$28,328

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2018 and 2017 was $33.8 million and $56.9 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $607.2 million and $706.7 million at December 31, 2018 and 2017, respectively. Unused home equity and commercial banking funding lines totaled $662.1 million and $456.1 million at December 31, 2018 and 2017, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.4 million and $1.3 million at December 31, 2018 and 2017, respectively.

The Company is in certain agreements to invest in qualifying small businesses and small enterprises, as well as low income housing tax credit partnerships and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2018 and 2017 we had $23.9 million and $24.5 million, respectively, future commitments to invest in these enterprises.

The Company is obligated under non-cancelable leases for office space and leased equipment. Generally, the office leases also contain five-year renewal and space options. Rental expense under non-cancelable operating leases totaled $27.7 million, $26.1 million, and $22.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2018

2019	$22,770
2020	20,671
2021	18,825
2022	16,418
2023	13,274
2024 and thereafter	40,717
Total minimum payments	$132,675

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2018 and 2017, the total unpaid principal balance of loans sold under this program was $1.46 billion and $1.31 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.5 million and $2.0 million at December 31, 2018 and 2017, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2018, 2017 and 2016.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $20.24 billion and $22.71 billion as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.1 million and $3.0 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2018, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of December 31, 2018.

NOTE 14–INCOME TAXES:

On December 22, 2017, President Trump signed into law major tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act"). The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21% and makes many other changes to the U.S. tax code. Upon enactment, we were required to revalue our deferred tax assets and liabilities at the new statutory tax rate. As a result of this revaluation, we recognized a one-time, non-cash, $4.9 million deferred income tax benefit in our 2018 year-end provision and a $23.3 million deferred income tax benefit in our 2017 year-end provision.

Income tax expense (benefit) consisted of following:

	Years Ended December 31,
(in thousands)	2018	2017	2016

Current (benefit) expense
Federal	$(7,990)	$(649)	$(1,154)
State and local	537	62	1,595
Deferred expense (benefit)
Federal	14,215	17,637	27,538
Revaluation of deferred items	(4,899)	(23,325)	—
State and local	1,489	528	3,058
Tax credit investment amortization	2,486	2,990	1,589
Total income tax expense (benefit)	$5,838	$(2,757)	$32,626

Income tax expense (benefit) differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016

Income taxes at statutory rate	$9,632	$23,166	$31,772
State income tax expense net of federal tax benefit	1,153	1,207	2,073
Tax-exempt interest	(1,626)	(2,855)	(2,177)
Tax credits	(2,922)	(2,041)	(1,389)
Amortization of and pass-through losses from low income housing investments	2,648	1,716	1,018
Change in state rate	220	(714)	811
Return to provision	1,238	(278)	687
Impact from Federal Rate Change	(4,899)	(23,325)	—
Uncertain tax positions	(42)	76	—
Other, net	436	291	(169)
Total income tax expense (benefit)	$5,838	$(2,757)	$32,626

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The following is a summary of the Company's significant portions of deferred tax assets and liabilities:

	At December 31,
(in thousands)	2018	2017

Deferred tax assets:
Provision for loan losses	$12,959	$11,844
Federal and state net operating loss carryforwards	2,407	3,914
Accrued liabilities	2,319	4,747
Other investments	37	145
Leases	2,386	2,336
Unrealized loss on investment available for sale securities	4,498	2,286
Tax credits	1,399	1,695
Stock-based compensation	1,247	993
Loan valuation	1,187	1,857
Other, net	1,422	1,158
	29,861	30,975
Deferred tax liabilities:
Mortgage servicing rights	(57,452)	(58,195)
FHLB dividends	(272)	(316)
Deferred loan fees and costs	(10,718)	(3,828)
Premises and equipment	(6,997)	(5,267)
Intangibles	(1,133)	(1,371)
Other, net	(25)	(141)
	(76,597)	(69,118)
Net deferred tax liability	$(46,736)	$(38,143)

The Company currently has a net deferred tax liability. This net deferred tax liability is included in accounts payable and other liabilities on the consolidated statements of financial condition.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2018 management determined that sufficient evidence exists to support the future utilization of all of the Company's deferred tax assets.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. Specifically, the Company is subject to annual limitations on the amounts of net operating loss and credit carryover that the Company can use from its pre-IPO period, or from the pre-acquisition periods of the companies that it has acquired in prior years. At December 31, 2018 and 2017, the Company has federal net operating loss carryforwards totaling $5.9 million and $10.8 million, respectively, which expire between 2029 and 2036. In addition, as of December 31, 2018, the Company has minimum tax credits of $828 thousand which never expire. The Tax Reform Act repeals the corporate alternative minimum tax rules and makes any unused minimum tax credit partially refundable in tax years 2019 - 2020, and fully refundable in the tax year 2021. Accordingly, the Company expects to utilize all of the remaining minimum tax credit before 2022. The Company also has state net operating loss carryforwards as of December 31, 2018 and 2017 of $18.3 million and $17.4 million, respectively that expire between 2019 and 2036.

Retained earnings at December 31, 2018 and 2017 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) in certain events, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company has recorded an unrecognized tax position of $514 thousand as of December 31, 2017, including potential interest of $19 thousand. We had no unrecognized tax position at December 31, 2018. During 2018, we settled our only unrecognized tax position and released the reserve. We periodically evaluate our exposure associated with filing positions to determine if any new positions need to be recorded, and concluded no new positions were created during the period.

A reconciliation of our unrecognized tax positions, excluding accrued interest and penalties, for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016

Balance, beginning of year	$495	$419	$419
Increases related to prior year tax positions	—	76	—
Settlements	(495)	—	—
Balance, end of year	$—	$495	$419

The Company files federal income tax returns with the Internal Revenue Service and state income tax returns with various state tax authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2015 or state income tax examination for tax years prior to 2013.

NOTE 15–REVENUE:

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

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-termed in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the year ended December 31, 2018, in scope revenue streams were approximately 2.1% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

Depositor and other retail and business banking fees
Depositor and other retail banking fees consist of monthly service fees, check orders, and other deposit account related fees. The Company's performance obligation for these fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.
Commission Income
Commission income primarily consists of revenue received on insurance policies and monthly investment management fees earned where the Company has acted as an intermediary between customers and the insurance carriers or investment advisers.
Under Topic 606, the commissions received at the inception of the policy should be deferred and recognized over the course of the policy. The Company's performance obligation for commissions is generally satisfied, and the related revenue generally recognized, over the course of the policy or over the period in which the services are provided, generally monthly.
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

NOTE 16–401(k) SAVINGS PLAN:

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

Salaries and related costs for the years ended December 31, 2018, 2017, and 2016, included employer contributions of $7.5 million, $8.5 million and $7.7 million, respectively.

NOTE 17–SHARE-BASED COMPENSATION PLANS:

For the years ended December 31, 2018, 2017, and 2016, the Company recognized $3.0 million, $2.5 million, and $1.8 million of compensation cost, respectively, for share-based compensation awards.

2014 Equity Incentive Plan

In May 2014, the shareholders approved the Company's 2014 Equity Incentive Plan (the "2014 EIP"). Under the 2014 EIP, all of the Company's officers, employees, directors and/or consultants are eligible to receive awards. Awards which may be granted under the 2014 EIP include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock, performance share awards and performance compensation awards. The maximum amount of HomeStreet, Inc. common stock available for grant under the 2014 EIP is 900,000 shares, which includes shares of common stock that were still available for issuance under the 2010 Plan and the 2011 Plan.

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the year ended December 31, 2018 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2017	267,547	12.01	4.2 years	4,533
Exercised	(3,622)	18.90	0.0 years	33
Options outstanding at December 31, 2018	263,925	11.91	3.2 years	2,459
Options that are exercisable and expected to be exercisable (1)	263,925	11.91	3.2 years	2,459
Options exercisable	263,925	11.91	3.2 years	2,459

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 3,622 options have been exercised during the year ended December 31, 2018, resulting in cash received and related income tax benefits totaling $80 thousand. As of December 31, 2018, there were no unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. There were no options granted during the years ended December 31, 2018, 2017 and 2016.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2017	306,675	23.21
Granted	116,787	30.27
Cancelled or forfeited	(40,417)	24.14
Vested	(90,828)	21.53
Restricted shares outstanding at December 31, 2018	292,217	26.42

At December 31, 2018, there was $3.6 million of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 1.7 years. Restricted share awards granted to senior management vest based upon the achievement of certain market conditions. One-third vested when the 30-day rolling average share price exceeded 25% of the grant date fair value; one-third vested when the 30-day rolling average share price exceeded 40% of the grant date fair value; and one-third vested when the 30-day rolling average share price exceeded 50% of the grant date fair value. The Company accrues compensation expense based upon an estimate of the awards' expected vesting period. If a market condition is satisfied prior to the end of the estimated vesting period any unrecognized compensation costs associated with the portion of restricted shares that vested earlier than expected are immediately recognized in earnings.

Certain restricted stock awards granted to senior management during the years ended December 31, 2018, 2017 and 2016, contain both service conditions and performance conditions. Restricted stock units ("RSUs") are stock awards with a pro-rata three year vesting, and the fair market value of the awards are determined at the grant date. Performance share units ("PSUs") are stock awards where the number of shares ultimately received by the employee depends on the Company's performance against specified targets and vest over a three-year period. The fair value of each PSU is determined on the grant date, based on the Company's stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets. Compensation cost is recognized over the requisite three-year service period on a straight-line basis and adjusted for changes in the probability that the performance targets will be achieved.

NOTE 18–FAIR VALUE MEASUREMENT:

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company's approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

•	Level 3 – Unobservable inputs for the asset or liability. These inputs reflect the Company's assumptions of what market participants would use in pricing the asset or liability.

The Company's policy regarding transfers between levels of the fair value hierarchy is that all transfers are assumed to occur at the end of the reporting period.

Valuation Processes
The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. The Finance Committee of the Board provides oversight and approves the Company's Asset/Liability Management Policy ("ALMP"). The Company's ALMP governs, among other things, the application and control of the valuation models used to measure fair value. On a quarterly basis, the Company's Asset/Liability Management Committee ("ALCO") and the Finance Committee of the Board review significant modeling variables used to measure the fair value of the Company's financial instruments, including the significant inputs used in the valuation of single family MSRs. Additionally, ALCO periodically obtains an independent review of the MSR valuation process and procedures, including a review of the model architecture and the valuation assumptions. The Company obtains an MSR valuation from an independent valuation firm monthly to assist with the validation of the fair value estimate and the reasonableness of the assumptions used in measuring fair value.

The Company's real estate valuations are overseen by the Company's appraisal department, which is independent of the Company’s lending and credit administration functions. The appraisal department maintains the Company's appraisal policy and recommends changes to the policy subject to approval by the Company's Loan Committee and the Credit Committee of the Board. The Company's appraisals are prepared by independent third-party appraisers and the Company's internal appraisers. Single family appraisals are generally reviewed by the Company's single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company's appraisal department.

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

The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions, and classification of the Company's assets and liabilities valued at fair value on a recurring basis.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
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

When not derived from observable market inputs, fair value is based on discounted cash flows, which considers the following inputs:
•       Benchmark yield curve

•       Estimated discount spread to the benchmark yield curve

•       Expected prepayment speeds
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

The following tables present the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,961	$—	$107,961	$—
Commercial	34,514	—	34,514	—
Municipal bonds	385,655	—	385,655	—
Collateralized mortgage obligations:
Residential	166,744	—	166,744	—
Commercial	116,674	—	116,674	—
Corporate debt securities	19,995	—	19,995	—
U.S. Treasury securities	10,900	—	10,900	—
Agency debentures	9,525	—	9,525	—
Single family mortgage servicing rights	252,168	—	—	252,168
Single family loans held for sale	321,868	—	319,177	2,691
Single family loans held for investment	4,057	—	—	4,057
Derivatives
Forward sale commitments	3,025	—	3,025	—
Interest rate swaptions	203	—	203	—
Interest rate lock and purchase loan commitments	10,289	—	—	10,289
Interest rate swaps	14,566	—	14,566	—
Total assets	$1,458,144	$—	$1,188,939	$269,205
Liabilities:
Derivatives
Eurodollar futures	$110	$110	$—	$—
Forward sale commitments	5,340	—	5,340	—
Interest rate lock and purchase loan commitments	5	—	—	5
Interest rate swaps	11,550	—	11,550	—
Total liabilities	$17,005	$110	$16,890	$5

(in thousands)	Fair Value at December 31, 2017	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$130,090	$—	$130,090	$—
Commercial	23,694	—	23,694	—
Municipal bonds	388,452	—	388,452	—
Collateralized mortgage obligations:
Residential	160,424	—	160,424	—
Commercial	98,569	—	98,569	—
Corporate debt securities	24,737	—	24,737	—
U.S. Treasury securities	10,652	—	10,652	—
Agency debentures	9,650	—	9,650	—
Single family mortgage servicing rights	258,560	—	—	258,560
Single family loans held for sale	577,313	—	575,977	1,336
Single family loans held for investment	5,477	—	—	5,477
Derivatives
Forward sale commitments	1,311	—	1,311	—
Interest rate lock and purchase loan commitments	12,950	—	—	12,950
Interest rate swaps	12,172	—	12,172	—
Total assets	$1,714,051	$—	$1,435,728	$278,323
Liabilities:
Derivatives
Eurodollar futures	$101	$101	$—	$—
Forward sale commitments	1,445	—	1,445	—
Interest rate lock and purchase loan commitments	25	—	—	25
Interest rate swaps	23,654	—	23,654	—
Total liabilities	$25,225	$101	$25,099	$25

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the years ended December 31, 2018 and 2017, see Note 12, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.1 million and $5.5 million at December 31, 2018 and December 31, 2017, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,057	Income approach	Implied spread to benchmark interest rate curve	3.34%	5.15%	4.20%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,477	Income approach	Implied spread to benchmark interest rate curve	3.61%	4.96%	4.10%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$2,691	Income approach	Implied spread to benchmark interest rate curve	4.26%	4.96%	4.40%
			Market price movement from comparable bond	0.71%	1.09%	0.90%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$1,336	Income approach	Implied spread to benchmark interest rate curve	3.93%	3.93%	3.93%
			Market price movement from comparable bond	(0.38)%	(0.10)%	(0.24)%

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Years Ended December 31,
(in thousands)	2018	2017

Beginning balance, net	$12,925	$19,219
Total realized/unrealized gains	91,251	126,082
Settlements	(93,892)	(132,376)
Ending balance, net	$10,284	$12,925

The following table presents fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Year Ended December 31, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$3,434	$—	$(1,998)	$(81)	$2,691
Loans held for investment	5,477	487	—	(1,672)	(235)	4,057

	Year Ended December 31, 2017
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$41,810	$4,327	$12,797	$(58,396)	$798	$1,336
Loans held for investment	17,988	127	(12,272)	(480)	114	5,477

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$10,284	Income approach	Fall out factor	—%	67.92%	19.84%
			Value of servicing	0.54%	1.64%	0.93%

(dollars in thousands)	At December 31, 2017
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$12,925	Income approach	Fall out factor	—%	58.38%	12.05%
			Value of servicing	0.69%	1.73%	1.09%

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

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial loans held for investment that are collateralized by real estate. During the year ended December 31, 2018, the Company recorded adjustments ranging from 0.00% to 8.00% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate. During the year ended December 31, 2017, the Company recorded adjustments ranging from 0.00% to 100.00% to the appraisal values of certain commercial loans held for investment that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate and to the appraisal value of OREO. During the year ended December 31, 2018, the Company applied a range of stated value adjustments of 25.00% to 100.00% to the stated value of commercial loans held for investment, with a weighted average of 57.0%. During the year ended December 31, 2017, the Company applied a range of stated value adjustments of 0.00% to 100.00% to the stated value of commercial loans held for investment, with a weighted average of 46.7% and did not apply any adjustment to the appraisal value of OREO for either of these periods.

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

The following tables present assets that had changes in their recorded fair value during the years ended December 31, 2018 and 2017 and what we still held at the end of the respective reporting period.

	Year Ended December 31, 2018
(in thousands)	Fair Value of Assets Held at December 31, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,607	$—	$—	$1,607	$(257)
Total	$1,607	$—	$—	$1,607	$(257)

	Year Ended December 31, 2017
(in thousands)	Fair Value of Assets Held at December 31, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,918	$—	$—	$1,918	$(163)
Total	$1,918	$—	$—	$1,918	$(163)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,982	$57,982	$57,982	$—	$—
Investment securities held to maturity	71,285	70,546	—	70,546	—
Loans held for investment	5,071,314	5,099,960	—	—	5,099,960
Loans held for sale – multifamily and other	25,139	25,139	—	25,139	—
Mortgage servicing rights – multifamily	28,328	31,168	—	—	31,168
Federal Home Loan Bank stock	45,497	45,497	—	45,497	—
Liabilities:
Time deposits	$1,579,806	$1,575,139	$—	$1,575,139	$—
Federal Home Loan Bank advances	932,590	935,021	—	935,021	—
Federal funds purchased and securities sold under agreements to repurchase	19,000	19,021	19,021	—	—
Long-term debt	125,462	112,475	—	112,475	—

	At December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,718	$72,718	$72,718	$—	$—
Investment securities held to maturity	58,036	58,128	—	58,128	—
Loans held for investment	4,500,989	4,497,884	—	—	4,497,884
Loans held for sale – transferred from held for investment	—	—	—	—	—
Loans held for sale – multifamily and other	33,589	33,589	—	33,589	—
Mortgage servicing rights – multifamily	26,093	28,362	—	—	28,362
Federal Home Loan Bank stock	46,639	46,639	—	46,639	—
Liabilities:
Time deposits (1)	$1,190,689	$1,186,126	$—	$1,186,126	$—
Federal Home Loan Bank advances	979,201	981,441	—	981,441	—
Long-term debt	125,274	108,530	—	108,530	—

(1)	Prior year presentation has changed due to the January 1, 2018 adoption of ASU 2016-01.

NOTE 19–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016

Net income	$40,027	$68,946	$58,151
Weighted average shares:
Basic weighted-average number of common shares outstanding	26,970,916	26,864,657	24,615,990
Dilutive effect of outstanding common stock equivalents (1)	197,219	227,362	227,693
Diluted weighted-average number of common stock outstanding	27,168,135	27,092,019	24,843,683
Earnings per share:
Basic earnings per share	$1.48	$2.57	$2.36
Diluted earnings per share	$1.47	$2.54	$2.34

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2018, 2017 and 2016 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero, 3,224 and zero at December 31, 2018, 2017 and 2016, respectively.

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

Commercial and Consumer Banking provides diversified financial products and services to our commercial and consumer customers through bank branches and through ATMs, online, mobile and telephone banking. These products and services include deposit products; residential, consumer, business and agricultural portfolio loans; non-deposit investment products; insurance products and cash management services. We originate construction loans, bridge loans and permanent loans for our portfolio on single family residences, and on office, retail, industrial and multifamily property types. We originate multifamily real estate loans through our Fannie Mae DUS® business, whereby loans are sold to or securitized by Fannie Mae, while the Company generally retains the servicing rights. This segment also reflects the results for the management of the Company's portfolio of investment securities.

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

We use various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

•
a funds transfer pricing ("FTP") system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a charge to fund its assets;

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

Financial highlights by operating segment were as follows.

	Year Ended December 31, 2018
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$12,515	$189,964	$202,479
Provision for credit losses	—	3,000	3,000
Noninterest income	200,425	36,534	236,959
Noninterest expense	236,803	153,770	390,573
(Loss) income before income taxes	(23,863)	69,728	45,865
Income tax (benefit) expense	(7,125)	12,963	5,838
Net (loss) income	$(16,738)	$56,765	$40,027
Total assets	$606,197	$6,436,024	$7,042,221

	Year Ended December 31, 2017
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$19,896	$174,542	$194,438
Provision for credit losses	—	750	750
Noninterest income	269,794	42,360	312,154
Noninterest expense	290,676	148,977	439,653
(Loss) income before income taxes	(986)	67,175	66,189
Income tax (benefit) expense	(27,871)	25,114	(2,757)
Net income	$26,885	$42,061	$68,946
Total assets	$866,712	$5,875,329	$6,742,041

	Year Ended December 31, 2016
(in thousands)	Mortgage Banking	Commercial and Consumer Banking	Total

Condensed income statement:
Net interest income (1)	$26,034	$154,015	$180,049
Provision for credit losses	—	4,100	4,100
Noninterest income	323,468	35,682	359,150
Noninterest expense	305,937	138,385	444,322
Income before income taxes	43,565	47,212	90,777
Income tax expense	16,214	16,412	32,626
Net income	$27,351	$30,800	$58,151
Total assets	$974,248	$5,269,452	$6,243,700

(1)
Net interest income is the aggregation of interest earned on assets, interest expense charged by treasury to fund the assets, interest paid on liabilities, and interest income provided by treasury for investing the liabilities.

NOTE 21–ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

The following table shows changes in accumulated other comprehensive (loss) income from unrealized gain (loss) on available-for-sale securities, net of tax.

	Years Ended December 31,
(in thousands)	2018	2017	2016

Beginning balance	$(7,122)	$(10,412)	$(2,449)
Other comprehensive (loss) income before reclassifications	(8,132)	3,607	(6,313)
Amounts reclassified from accumulated other comprehensive (loss) income	(185)	(317)	(1,650)
Net current-period other comprehensive (loss) income	(8,317)	3,290	(7,963)
Ending balance	$(15,439)	$(7,122)	$(10,412)

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
(in thousands)	2018	2017	2016

Gain on sale of investment securities available for sale	$234	$489	$2,539
Income tax expense (benefit)	49	172	889
Total, net of tax	$185	$317	$1,650

NOTE 22–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2018	2017

Assets:
Cash and cash equivalents	$12,399	$14,101
Other assets	5,375	7,319
Investment in stock of subsidiaries	848,333	807,398
Total assets	$866,107	$828,818
Liabilities:
Other liabilities	$1,125	$1,021
Long-term debt	125,462	123,417
Total liabilities	126,587	124,438
Shareholders' Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	342,439	339,009
Retained earnings	412,009	371,982
Accumulated other comprehensive loss	(15,439)	(7,122)
Total stockholder's equity	739,520	704,380
Total liabilities and stockholder's equity	$866,107	$828,818

Condensed Statements of Operations	Years Ended December 31,
(in thousands)	2018	2017	2016

Net interest expense	$(4,856)	$(4,625)	$(2,680)
Noninterest income	2,193	1,904	1,622
(Loss) income before income tax benefit and equity in income of subsidiaries	(2,663)	(2,721)	(1,058)
Dividend from subsidiaries to parent	9,523	4,000	4,697
	6,860	1,279	3,639
Noninterest expense	(10,368)	(6,681)	(7,746)
(Loss) income before income tax benefit	(3,508)	(5,402)	(4,107)
Income tax benefit	(385)	3,381	4,656
Income from subsidiaries	43,920	70,967	57,602
Net income	$40,027	$68,946	$58,151

Other comprehensive (loss) income	(8,317)	3,290	(7,963)
Comprehensive income	$31,710	$72,236	$50,188

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2018	2017	2016

Net cash (used in) provided by operating activities	$(3,198)	$(3,395)	$990
Cash flows from investing activities:
Net purchases of and proceeds from investment securities	1,541	2,546	(5,029)
Net payments for investments in and advances to subsidiaries	(113)	2,685	(116,090)
Net cash provided by (used in) investing activities	1,428	5,231	(121,119)
Cash flows from financing activities:
Proceeds from issuance of common stock	68	11	2,713
Proceeds from issuance of long-term debt	—	—	63,184
Proceeds from equity raise	—	—	58,713
Proceeds from and repayment of advances from subsidiaries	—	—	2
Other, net	—	(6)	—
Net cash provided by financing activities	68	5	124,612
(Decrease) increase in cash and cash equivalents	(1,702)	1,841	4,483
Cash and cash equivalents at beginning of year	14,101	12,260	7,777
Cash and cash equivalents at end of year	$12,399	$14,101	$12,260

NOTE 23–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter Ended
(in thousands, except share data)	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017

Interest income	$72,166	$69,673	$67,189	$61,674	$63,686	$61,981	$56,742	$55,274
Interest expense	20,794	18,029	16,186	13,214	12,607	11,141	9,874	9,623
Net interest income	51,372	51,644	51,003	48,460	51,079	50,840	46,868	45,651
Provision for credit losses	500	750	1,000	750	—	250	500	—
Net interest income after provision for credit losses	50,872	50,894	50,003	47,710	51,079	50,590	46,368	45,651
Noninterest income	48,631	58,108	69,389	60,831	72,801	83,884	81,008	74,461
Noninterest expense	84,644	94,595	110,565	100,769	106,838	114,697	111,244	106,874
Income before income tax (benefit) expense	14,859	14,407	8,827	7,772	17,042	19,777	16,132	13,238
Income tax (benefit) expense	(368)	2,572	1,728	1,906	(17,873)	5,938	4,923	4,255
Net income	$15,227	$11,835	$7,099	$5,866	$34,915	$13,839	$11,209	$8,983
Basic earnings per share	$0.56	$0.44	$0.26	$0.22	$1.30	$0.51	$0.42	$0.33
Diluted earnings per share	$0.56	$0.44	$0.26	$0.22	$1.29	$0.51	$0.41	$0.33

NOTE 24–RESTRUCTURING:

In 2017 and 2018, we implemented restructuring plans in our Mortgage Banking segment to reduce our operating cost structure and improve efficiency. In 2018 and 2017, respectively, we recorded total restructuring charges of $6.2 million and $3.7 million. Restructuring related charges consist of facility related costs of $5.8 million and $3.1 million and severance costs of $456 thousand and $648 thousand, for the years ended December 31, 2018 and 2017. The charges are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for those periods.

The following table summarizes the restructuring charges, the restructuring costs paid or settled during the years ended December 31, 2018 and 2017, and the Company's net remaining liability balance at December 31, 2018 and 2017.

(in thousands)	Facility-related costs	Personnel-related costs	Total
Balance, December 31, 2016	$—	$—	$—
Restructuring charges	3,072	648	3,720
Costs paid or otherwise settled	(1,686)	(648)	(2,334)
Balance, December 31, 2017	1,386	—	1,386
Restructuring charges	5,762	456	6,218
Costs paid or otherwise settled	(5,544)	(456)	(6,000)
Balance, December 31, 2018	$1,604	$—	$1,604

NOTE 25–SUBSEQUENT EVENTS:

On February 15, 2019 the Company announced that it has retained Keefe, Bruyette & Woods to seek buyers to acquire its stand-alone home loan centers and related mortgage origination personnel. Additionally, the Company retained Mountain View Transaction Advisory, LLC to seek buyers for the majority of its single family mortgage servicing rights principally related to loans originated by those home loan centers and personnel.

On February 27, 2019, we announced that we have entered into a non-binding letter of intent to sell assets related to our home loan center-based mortgage origination business and to transfer related mortgage personnel to an independent mortgage company, and that we are seeking buyers for our related mortgage servicing rights ("MSR"). These assets and personnel together constitute a considerable majority of the business activity we report under our Mortgage Banking segment. Any transaction to sell these assets will be subject to entering into definitive agreements with the potential buyers which will be subject to closing conditions, including third party and regulatory approvals. Assuming we are able to complete the transactions, we expect the size and complexity of our overall organization will be reduced as we reduce the size of our mortgage operation. Following the completion of a sale transaction, the remaining single family mortgage business will be integrated within the Commercial and Consumer Banking segment and originations will be sourced through our retail deposit branch locations, online banking platform, and affinity relationships.

The Company has evaluated the effects of events that have occurred subsequent to the year ended December 31, 2018, and has included all material events that would require recognition in the 2018 consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2018. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2018.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in
Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with
U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2018. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2018, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2018, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2018, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of HomeStreet, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 6, 2019, expressed an unqualified opinion on those financial statements.
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
March 6, 2019

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

The information required by this item with respect to our directors, our executive officers, our Audit Committee and its members, and audit committee financial expert will be set forth in our definitive proxy statement for the 2019 annual meeting of stockholders (the “2019 Proxy Statement”) under the captions “Election of Directors” and” “Executive Officers,” which information is incorporated herein by reference. The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in our 2019 Proxy Statement under the caption “Principal Shareholders -- Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Our 2019 Proxy Statement is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2019 Proxy Statement under the captions “Executive Compensation” and “Corporate Governance - Human Resources and Corporate Governance Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2018 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	625,703	(1)	$12.38	(2)	985,996	(3)
Plans not approved by shareholders (4)	10,800	(4)	$1.07		N/A
Total	636,503		$11.91	(2)	985,996

(1)
Consists of 253,125 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 131,565 shares subject to Restricted Stock Units awarded under the 2014 Plan and 241,013 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards. The 2010 Plan was terminated when the 2014 Plan was approved by our shareholders on May 29, 2014. While the terms of the 2010 Plan remain in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan.

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

(4)
Consists of retention equity awards granted in 2010 outside of the 2010 Plan but subject to its terms and conditions: a non-statutory stock option granted to a senior vice president (who is not an executive officer) for 8,000 shares on November 29, 2011 with an exercise price of $0.75 per share and a non-statutory stock option granted to an executive officer on January 27th, 2011 for 2,800 shares at $2.00 per share, which expire ten years from the date of grant and were subject to a four-year vesting schedule. As of December 31, 2018, both awards were fully vested.

Except as disclosed above, the information required by this item will be set forth in the 2019 Proxy Statement under the caption "Principal Shareholders" which information is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2019 Proxy Statement under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2019 Proxy Statement under the caption "Advisory (Non-Binding) Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
Consolidated Statements of Operations for the three years ended December 31, 2018
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2018
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2018
Consolidated Statements of Cash Flows for the three years ended December 31, 2018
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(iii)	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (2)	Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.3 (3)	First Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

3.4 (4)	Amendment to Second Amended and Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (5)	Form of Common Stock Certificate

4.2 (1)	Reference is made to Exhibit 3.1

4.3 (6) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

10.1 * (7)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 * (8)	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.3 * (8)	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4 * (8)	Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.5 * (9)	Amended and Restated HomeStreet, Inc. 401(k) Savings Plan, as of January 1, 2015

10.6 * (9)	Amendment to the HomeStreet, Inc. 401(k) Savings Plan adopted as of January 1, 2016

10.7 * (7)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective May 19, 1999, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.8 * (7)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 * (10)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 * (11)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.11 * (11)	Amended and Restated Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2018

10.12 * (12)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark R. Ruh, dated September 11, 2017

10.13 * (11)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated January 25, 2018

10.14 (7)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.15 (7)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.16 (7)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.17 (13) †
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

10.18 (8)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.19 (9)	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.20 (13)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.21 (7)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.22 (7) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.23 (7)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.24 (7) †	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.25 (10)	Amended and Restated Limited Liability Company Agreement of Windermere Mortgage Services Series LLC, dated May 1, 2005, including form of separate series designation

10.26 (14)	Correspondent Purchase and Sale Agreement, effective September 1, 2010, between HomeStreet Bank and Windermere Mortgage Services Series LLC

10.27 *	HomeStreet Bank 2017 Performance-Based Award Incentive Compensation Plan

10.28 (10)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.29 (15)	Registration Rights Agreement dated May 20, 2016

10.30 (16)	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights dated June 29, 2018 between HomeStreet Bank and Matrix Financial Services Corporation

21 (11)	Subsidiaries of HomeStreet, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (18)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.SCH (19)	XBRL Taxonomy Extension Schema Document

101.CAL (19)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (19)	XBRL Taxonomy Extension Label Linkbase Document

101.LAB (19)	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE (19)	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2018, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 26, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on February 29, 2012, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on October 25, 2012, and incorporated herein by reference.
(5)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(6)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
(7)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.
(8)	Amended in the fourth quarter of 2018 to make administrative revisions that were not material and did not require shareholder approval. Updated revisions are filed herewith.
(9)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.
(10)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2018 and incorporated herein by reference
(12)	Filed as an exhibit to HomeStreet, Inc.’s current Report on Form 8-K (SEC File No. 001-35424) filed on September 12, 2017, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on July 8, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
(16)	Filed as an exhibit to HomeStreet Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35424) filed on August 3, 2018, and incorporated herein by reference.
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

(19)
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

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 6, 2019.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019
Mark K. Mason, Chairman

/s/ David A. Ederer	Chairman Emeritus of the Board	March 6, 2019
David A. Ederer, Chairman Emeritus

/s/ Mark R. Ruh	Executive Vice President, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer	March 6, 2019
Mark R. Ruh

/s/ Donald R. Voss	Lead Independent Director	March 6, 2019
Donald R. Voss

/s/ Scott M. Boggs	Director	March 6, 2019
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 6, 2019
Sandra A. Cavanaugh

/s/ Mark R. Patterson	Director	March 6, 2019
Mark R. Patterson

/s/ Victor H. Indiek	Director	March 6, 2019
Victor H. Indiek

/s/ Thomas E. King	Director	March 6, 2019
Thomas E. King

/s/ George W. Kirk	Director	March 6, 2019
George W. Kirk

/s/ Douglas I. Smith	Director	March 6, 2019
Douglas I. Smith