Form 10-K/A
period 2018-12-31
HomeStreet, Inc.
filed 2019-04-30
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

HomeStreet, Inc. (“HomeStreet”, the "Company", “we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018 that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2019 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to include the information required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement that involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. We are filing this Form 10-K/A to include the information required by Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K because we no longer intend to file such definitive proxy statement within 120 days after the end of our fiscal year covered by the Original Form 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders into Part III of the Original Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K are hereby amended and restated in their entirety and Part IV, Item 15 of the Original Form 10-K is hereby amended to reflect the new certifications filed by our principal executive officer and our principal financial officer as exhibits to this Form 10-K/A. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Form 10-K/A, and this Form 10-K/A does not otherwise reflect events occurring after March 6, 2019, which is the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
The following table sets forth certain information with respect to HomeStreet's Board of Directors (the "Board"), including each director’s age as of April 15, 2019.

Directors of HomeStreet Director	Age	Director Since	Class	Term Expiration
Mark K. Mason, Chairman	59	2010	Class II	2019 Annual Meeting
David A. Ederer, Chairman Emeritus	76	2005	Class III	2020 Annual Meeting
Donald R. Voss, Lead Independent Director	68	2015	Class II	2019 Annual Meeting
Scott M. Boggs	64	2012	Class I	2021 Annual Meeting
Sandra A. Cavanaugh	64	2018	Class II	2019 Annual Meeting[1]
Victor H. Indiek	81	2012	Class II	2019 Annual Meeting
Thomas E. King	75	2012	Class III	2020 Annual Meeting
George “Judd” Kirk	73	2012	Class III	2020 Annual Meeting
Mark R. Patterson	52	2018	Class I	2021 Annual Meeting
Douglas I. Smith	55	2012	Class I	2021 Annual Meeting
1 Ms. Cavanaugh was appointed to fill a newly created vacancy on the Board in May 2018; pursuant to the Company's bylaws, the term of any director appointed to fill a newly created position runs until the next Annual Meeting of the Shareholders.
HomeStreet’s Board currently consists of 10 members. Our Board is divided into three classes and approximately one-third of our directors are elected each year to serve for a three-year term, until their respective successors are duly elected and qualified or until their earlier resignation or removal. Under our Bylaws, any director nominee’s eligibility to serve as a director of the Company shall be subject to any required notification to, or approval, nonobjection or requirement of, the Board of Governors of the Federal Reserve System, the Director of Financial Institutions of the State of Washington or any other regulatory entity having jurisdiction over the Company.
The number of directors may be increased or decreased from time to time by our Board, provided that a reduction in the number of directors may not shorten the term of an incumbent. Newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board may be filled solely by the affirmative vote of a majority of the remaining directors then in office, unless otherwise provided by law or by resolution of the Board. All of our directors, except for Mr. Mason, satisfy the definition of “independent director” under the corporate governance rules of Nasdaq.

Key Qualifications
The following table sets forth certain key qualifications and skills of our Board. The lack of a mark for a particular item does not mean that the director does not possess that qualifications, characteristic, skill or experience. We look to each director to be knowledgeable in these areas; however, the mark indicates that the item is a particularly prominent qualification, characteristic, skill or experience that the director brings to our Board. Our Board composition reflects our Board’s desire that directors have the broad expertise and perspective needed to govern our business and strengthen and support senior management.

	Mark Mason	David Ederer	Donald Voss	Scott Boggs	Sandra Cavanaugh	Victor Indiek	Thomas King	George "Judd" Kirk	Mark Patterson	Doug Smith
Corporate Governance	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Business Operations	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Financial Expertise/Literacy	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Strategic Planning	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Industry Experience	✓		✓		✓	✓	✓		✓
Accounting	✓	✓	✓	✓		✓	✓	✓	✓	✓
Audit	✓	✓	✓	✓		✓	✓	✓	✓	✓
Marketing	✓		✓		✓	✓	✓	✓		✓
Regulatory/Risk Management	✓		✓		✓	✓	✓	✓	✓	✓
Public Company Executive Experience	✓		✓	✓	✓	✓	✓
Capital Management	✓					✓	✓		✓	✓
Technology/Cybersecurity				✓		✓

Mark K. Mason, Director, Chairman, Chief Executive Officer and President of HomeStreet, Inc. Mr. Mason has been the Company’s Chief Executive Officer ("CEO") and a member of the Company's Board and HomeStreet Bank’s Chairman of the Board and Chief Executive Officer since January 2010. He became Chairman of the Board of the Company in March 2015 after serving as Vice Chairman of the Board since January 2010. Mr. Mason brings extensive business, managerial and leadership experience to our Board. From 1998 to 2002, Mr. Mason was president, chief executive officer and chief lending officer for Bank Plus Corporation and its wholly owned banking subsidiary, Fidelity Federal Bank, where Mr. Mason also served as the chief financial officer from 1994 to 1995 and as chairman of the board of directors from 1998 to 2002. From February 2008 to October 2008, Mr. Mason also served as president of a startup energy company, TEFCO, LLC. He has served on the boards of directors of Hanmi Financial Corp., San Diego Community Bank and The Bjurman Barry Family of Mutual Funds. Mr. Mason is on the boards of directors of the Pacific Bankers Management Institute (the parent company of the Pacific Coast Banking School) and The Washington Bankers Association, and is an advisory board member of Seattle University’s Albers School of Business and Economics. Mr. Mason is a certified public accountant (inactive) and holds a bachelor’s degree in business administration with an emphasis in Accounting from California State Polytechnic University.
Mr. Mason was selected to serve as a director because of his position as our CEO and his significant experience as an executive officer, director and consultant to other banks and mortgage companies, his credit and lending experience, finance and accounting education and experience and relationships in the banking industry and the capital markets.
David A. Ederer, Director and Chairman Emeritus of the Board. Mr. Ederer joined HomeStreet Bank in 2004 as a member of its board of directors and in 2005 also became a member of the Board of the Company. Mr. Ederer was elected chairman of our Board in 2009 and served in that role until March 2015, after which he has held the title of Chairman Emeritus. Since 1974 Mr. Ederer has served as the chairman of Ederer Investment Company, a private investment company, and he serves on the board of directors of the Prostate Cancer Foundation (formerly CaPCURE), CRISTA Ministries and the University of Washington Medical Institute for Prostate Cancer Research. Mr. Ederer has previously served as a director of a number of public and private companies, organizations and institutions, including Cascade Natural Gas, University Savings Bank, Farmers New World Life Insurance Company, Children’s Hospital, Patrons of Northwest Civic, Cultural and Charitable Organizations (PONCHO) and Seattle Pacific University. Mr. Ederer is a certified public accountant (inactive) and managed consulting, accounting and auditing services for Price Waterhouse from 1965 to 1974. Mr. Ederer received a bachelor’s degree in business administration from the University of Washington.
Mr. Ederer was selected to serve as a director because of his experience as a director on public company boards, his experience on board committees, his financial expertise and his professional degrees and training in business and management.
Donald R. Voss, Lead Independent Director. Mr. Voss was appointed as a member of the Board on March 1, 2015 in connection with the closing of our acquisition of Simplicity Bancorp in Southern California and was named Lead Independent Director by the independent directors of the Board in June 2018. He previously served as a director of Simplicity Bancorp and a member of its audit committee beginning in 2011, and served as chairman of the board of directors from October 2013 until the acquisition of that company by HomeStreet in March 2015. Prior to joining Simplicity’s board of directors, Mr. Voss held a variety of positions in a 25-year career with First Interstate Bank, culminating as an executive vice president and manager of the U.S. Banking Division. Much of his banking experience was with domestic and international financial institutions. Mr. Voss is a member of the board of trustees and the executive board and serves as chair of the Planning

Committee of Descanso Gardens Guild, Inc., is a member of the board of directors of Valley Water Company, and a member of the executive board of the La Cañada Flintridge Sister Cities Association. He was an elected council member of the City of La Cañada Flintridge from 2006 until March 2015, and served as its mayor from 2010 to 2011. Prior to his election to the City Council, Mr. Voss served for five years as the city’s treasurer. Mr. Voss was a member of the board of the San Gabriel Valley Chapter of the American Red Cross, including three years as chairman of that board, and also served on its audit and executive committees. He also served on the governing boards of the Los Angeles County Division of the League of California Cities, the Sanitation Districts of Los Angeles County, the Southern California Association of Governments, the California Contract Cities Association and the San Gabriel Valley Council of Governments, as well as the advisory board of the Santa Monica Mountains Conservancy, an agency of the state of California. Mr. Voss holds a bachelor’s degree in business administration from the University of Washington and a graduate degree in banking from the Stonier Graduate School of Banking.
Mr. Voss was selected to serve as a director because of his general business, financial, credit and risk management, treasury management, and governance skills and because of his civic involvement.
Scott M. Boggs, Director. Mr. Boggs joined HomeStreet Bank in 2006 as a member of its board of directors and became a director of the Company following the closing of our initial public offering in February 2012. Mr. Boggs served as the Lead Independent Director of the Board from March 2015 through June 2018. Prior to joining HomeStreet Bank’s board of directors, Mr. Boggs was employed by Microsoft Corporation from 1993 to 2003 where he served in a variety of positions, including vice president, corporate controller from 1998 to 2003. Mr. Boggs was also an adjunct professor for the Seattle University Albers School of Business and Economics, teaching accounting and information systems from 2004 until 2009. Mr. Boggs previously served as a trustee and chair of the audit committee and budget and investments committee of the Financial Executives Research Foundation from 2002 to 2008, as director, chair of the pension committee and a member of the audit committee of the Cascade Natural Gas Corporation from 2004 to 2007, and director, vice chair of audit committee and designated financial expert of the Safeco family of mutual funds from 2002 to 2004. He is a former member of the Seattle University Internal Audit Advisory Board, the King County Strategic Technology Advisory Council, the Seattle University Accounting Advisory Board and the Financial Executives International. Mr. Boggs started his career as a certified public accountant (currently inactive) with Deloitte, Haskins & Sells from 1977 to 1985, and he received his bachelor’s degree in Accounting from the University of Washington.
Mr. Boggs was selected to serve as a director because of his significant accounting and financial experience, his accounting credentials and degree and his experience as a designated financial expert on audit committees.
Sandra A. Cavanaugh, Director. Ms. Cavanaugh was appointed to our Board in May 2018 by a unanimous vote of the other directors to fill a vacancy created by the expansion of the Board. Ms. Cavanaugh has more than 30 years of experience in the financial services, banking and mutual fund industries. As president and CEO of U.S. Private Client Services of Russell Investments from January 2010 until her retirement in June 2016, Ms. Cavanaugh oversaw a $45 billion mutual fund business in the U.S. Prior to joining Russell Investments, Ms. Cavanaugh was an executive vice president at SunTrust Bank in 2009, and held senior executive positions at Washington Mutual/JP Morgan Chase from 2007 to 2009, including as president of WM Funds Distributor and Shareholder Services from 1997 to 2007. Ms. Cavanaugh also held various senior positions with AIM Mutual Funds, First Interstate Bank and American Savings Bank. Since her retirement from Russell Investments, Ms. Cavanaugh has provided consulting services to help financial services companies build and execute brand, product and distribution strategies. In addition to her executive career, Ms. Cavanaugh holds several board and advisory roles. She received her bachelor’s degree in History with a minor in business from California State University, Fresno and previously held active NASD/FINRA Securities Licenses Series 7, 24, and 53.
Ms. Cavanaugh was appointed to serve as a director because of her executive management, business and financial experience and her background as an expert in the financial services industry.
Victor H. Indiek, Director. Mr. Indiek joined our Board and the board of directors of HomeStreet Bank upon the closing of our initial public offering in February 2012. He has been a project manager at Quantum Partners, a national asset management and receivership contractor for the Federal Deposit Insurance Corporation (the “FDIC”), since 2007 where he manages FDIC receiverships, including the disposition of the assets of failed banks. He is a principal at Indiek Realty/Finance, a company that he founded in 1995 that provides consulting and advisory services to participants in the capital markets and real estate sectors. From 1999 to 2002 he served as a director and chairman of the audit committee of Bank Plus Corporation and Fidelity Federal Bank. Mr. Indiek was also involved in the formation of Freddie Mac, serving initially as its first chief financial officer from 1970 to 1973 and then as its president and chief executive officer from 1974 to 1977. He subsequently served as an executive officer at several financial institutions, including American Diversified Savings, American Savings/Financial Corporation of America and FarWest Savings, and as an audit manager for Arthur Andersen & Co. Mr. Indiek holds a bachelor’s degree in accounting from the University of Kansas, is a certified public accountant (inactive) and a

California real estate broker.
Mr. Indiek was selected to serve as a director because of his extensive experience in the banking and mortgage banking industries and because of his accounting education and experience.
Thomas E. King, Director. Mr. King joined the board of directors of HomeStreet Bank in 2010 and became a director of the Company following the closing of our initial public offering in February 2012. Prior to joining HomeStreet Bank’s board, Mr. King served as president and chief executive officer, chief credit officer and director of San Diego Community Bank from 2001 to 2006. Since retiring from San Diego Community Bank following its sale to First Banks, Inc. in 2006, Mr. King has provided consulting services to banks and other financial services companies. Prior to joining San Diego Community Bank, he served as executive vice president and chief operating officer of Fullerton Community Bank from 1997 to 1998, president, chief executive officer and director of the Bank of Southern California from 1994 to 1996, and president, chief executive officer and director of Capitol Bank Sacramento from 1992 to 1994. From 1969 to 1992, Mr. King held various senior positions in commercial lending, real estate lending, credit administration, corporate and merchant banking and retail banking at Security Pacific National Bank. He received a bachelor’s degree in business administration from California State University, Northridge.
Mr. King was selected to serve as a director because of his experience as an executive officer, director and consultant to banks and financial services companies, his commercial banking relationships, his financial experience, and his commercial lending and credit administration experience.
George “Judd” Kirk, Director. Mr. Kirk has served as a member of the board of directors of HomeStreet Bank since 2008 and became a director of the Company following the closing of our initial public offering in February 2012. From February 2012 until March 2015, Mr. Kirk served as Lead Independent Director of HomeStreet Bank’s board of directors. Mr. Kirk served as president of Port Blakely Communities, Inc., a residential and mixed-use real estate development company, from 1997 to 2007 and as its chief executive officer from 2007 to 2008. Prior to joining Port Blakely Communities, he served as president of Skinner Development Company and from 1975 until 1986, chaired the Real Estate Department of Davis Wright Tremaine LLP in Seattle. Mr. Kirk is a past member of the Washington State Bar Association. He has previously served as a member of the Urban Land Institute (CDC Council), American College of Real Estate Lawyers, and the Pacific Real Estate Institute. He has also been a member of the boards of directors of several community organizations, including University of Washington Physicians and the Cascade Land Conservancy. Mr. Kirk previously served as the chairman of the WSBA Real Property, Probate and Trust Section, President of the Issaquah Chamber of Commerce and President of the University of Washington Alumni Association. Mr. Kirk received a bachelor’s degree in finance from the University of Washington and a law degree cum laude from Harvard Law School.
Mr. Kirk was selected to serve as a director because of his business and management experience, his real estate development experience, his knowledge of real estate and real estate finance and his legal experience, as well as his civic and community service involvement.
Mark R. Patterson, Director. Mr. Patterson joined the Board in 2018. Mr. Patterson served as Managing Director and Equity Analyst of NWQ Investment Management Co., LLC, an investment management company (“NWQ”), from 1997 until his retirement in 2014. At NWQ, he conducted fundamental research and valuation analysis of public companies within the financial services sector. Prior to joining NWQ, Mr. Patterson was at U.S. Bancorp from 1989 to 1997, including serving as Vice President, Investor Relations, where he was a primary contact between the bank holding company and the investment community. In that role he also performed detailed valuation and capital planning financial analysis that informed the company’s strategic direction. Prior to that position, Mr. Patterson served as a financial analyst in U.S. Bank’s Financial Consulting Division/Planning & Forecasting Department. He is a Chartered Financial Analyst and holds an MBA from The Anderson School at UCLA and a bachelor’s degree in business & mathematics from Linfield College. Mr. Patterson serves on the Board of Trustees of Linfield College, where he is a member of the financial affairs and executive committees and chair of the investment committee. Mr. Patterson was a director of FBR & Co. from 2015 until the company’s sale in 2017, serving on its audit and compensation committees.
Mr. Patterson was selected to serve as a director due to his experience in banking operations, perspective as an investor in financial institutions and finance expertise.
Douglas I. Smith, Director. Mr. Smith joined our Board upon the closing of our initial public offering in February 2012. Mr. Smith is a director of and has worked for Miller and Smith Inc., a privately held residential land development and home building company in metropolitan Washington, D.C. since 1992, and has served as its president since 2002. He is also the managing member of Miller and Smith LLC, and Silent Tree Partners LLC, both of which invest in real estate development and management of those development projects. He has also been a board member of Home Aid Northern Virginia since 2001. Mr. Smith holds an MBA from Harvard Business School and a bachelor’s degree in economics from DePauw University.

Mr. Smith was selected to serve as a director because of his experience in the residential construction lending area as well as his experience in the home building and land development industries.

Executive Officers
The names of the executive officers of HomeStreet and its wholly owned subsidiary HomeStreet Bank, their ages, their positions with the Company and HomeStreet Bank and other biographical information as of April 15, 2019, are set forth below, except for the biographical information for Mr. Mason, which is included above under "Board of Directors". There are no family relationships among any of our directors or executive officers.

Name	Age	Position at HomeStreet	Position at HomeStreet Bank
Mark K. Mason	59	Chairman, Chief Executive Officer, President	Chairman, Chief Executive Officer, President
Mark R. Ruh	52	Executive Vice President, Chief Financial Officer	Executive Vice President, Chief Financial Officer
Rose Marie David	55		Senior Executive Vice President, Mortgage Lending Director
William D. Endresen	64		Executive Vice President, Commercial Real Estate and Commercial Capital President
Godfrey B. Evans	65	Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary	Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Troy Harper	51	Executive Vice President, Chief Information Officer	Executive Vice President, Chief Information Officer
Jay C. Iseman	59	Executive Vice President, Chief Credit Officer	Executive Vice President, Chief Credit Officer
Paulette Lemon	63		Executive Vice President, Retail Banking Director
Edward C. Schultz	69		Executive Vice President, Director of Commercial Banking
Pamela J. Taylor	67	Executive Vice President, Human Resources Director	Executive Vice President, Human Resources Director
Darrell van Amen	53	Executive Vice President, Chief Investment Officer & Treasurer	Executive Vice President, Chief Investment Officer & Treasurer
Mary Vincent	60	Executive Vice President, Chief Risk Officer	Executive Vice President, Chief Risk Officer
Mark R. Ruh, Executive Vice President, Chief Financial Officer of HomeStreet, Inc. and HomeStreet Bank. Mr. Ruh joined HomeStreet in January 2017 and served as our Senior Vice President, Corporate Development and Strategic Investments until September 2017 when he was appointed Executive Vice President, Chief Financial Officer. Mr. Ruh also held the position of Interim Chief Financial Officer from April 24, 2017 until September 2017. Prior to joining HomeStreet, Mr. Ruh was a Managing Director at Commerce Street Investment Management, an SEC-registered investment advisor managing private equity and credit opportunity funds investing in financial institutions and collateralized debt obligations, and was the Chief Financial Officer of Mission Community Bancorp in San Luis Obispo, California from 2011 to 2012. He also served as a director of Mountain Commerce Bancorp in Knoxville, Tennessee in 2016 and early 2017. Mr. Ruh holds a bachelor’s degree in industrial engineering from The Pennsylvania State University and a master's of business administration degree from the Kellogg School of Management at Northwestern University as well as a master's degree in engineering management from Northwestern University.
Rose Marie David, Senior Executive Vice President, Mortgage Lending Director of HomeStreet Bank. Ms. David has over 30 years of experience in the mortgage lending industry. She joined HomeStreet Bank in March 2012, coming from MetLife Home Loans where she was Pacific Northwest Regional Sales leader from 2011 to 2012 and Seattle District Manager from

2006 to 2011. She was promoted to Senior Vice President and Retail Mortgage Production Leader of HomeStreet Bank in August 2012, Executive Vice President for Single Family Lending in 2013 and Senior Executive Vice President for Single Family Lending in 2015. In that role, Ms. David has been responsible for growing the residential mortgage banking franchise and oversees mortgage production, operations and servicing. Prior to working at MetLife Home Loans, she owned a mortgage brokerage for several years. Ms. David holds a bachelor’s degree in finance from the University of Utah.
William D. Endresen, Executive Vice President, Commercial Real Estate and Commercial Capital President of HomeStreet Bank. Mr. Endresen has been a veteran of the commercial lending industry for over 40 years. He joined HomeStreet Bank in March 2015 as Executive Vice President, President of the HomeStreet Commercial Capital division and was promoted to his current position in April 2016 to lead the combined commercial real estate lending and operation teams of HomeStreet Bank. In 1996, Mr. Endresen founded IMPAC Commercial Capital Corporation, a private company that originates small balance multifamily loans through brokers on a wholesale basis, and IMPAC Commercial Holdings, a publicly traded real estate investment trust, and he served as president of those entities from 1996 to 1999. He was SVP Managing Director of Fidelity Federal Bank from 1999 to 2002 until the sale of the bank and then returned to the position of president of IMPAC Commercial Capital Corporation from 2002 until 2015. Mr. Endresen studied business at Fullerton College.
Godfrey B. Evans, Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of HomeStreet, Inc. and HomeStreet Bank. Mr. Evans joined HomeStreet in November 2009 as Executive Vice President, General Counsel and Corporate Secretary. In March 2010, Mr. Evans was also named Chief Administrative Officer. Mr. Evans is responsible for the delivery and management of all legal services to HomeStreet Bank and the Company, administrative management oversight of (1) the Corporate Real Estate and Facilities Group, (2) Risk and Regulatory Affairs Department and (3) the Community Relations Group. Mr. Evans has a total of over 20 years of experience as a general counsel of public companies. Prior to joining the executive team at HomeStreet, Mr. Evans was the managing director of the bankruptcy and restructuring practice group at Marshall & Stevens beginning in 2008. Mr. Evans served as interim general counsel and chief restructuring officer for Chapeau, Inc., a cogeneration manufacturing company, from 2008 to 2009. From 2002 to 2008, Mr. Evans served as a practicing attorney and as a project professional for Resources Global Professionals, and from 1987 to 2002, served as executive vice president, chief administrative officer, general counsel and corporate secretary for Fidelity Federal Bank and its publicly traded holding companies, Bank Plus Corporation and Citadel Holding Corporation. Mr. Evans began his law practice at Gibson, Dunn & Crutcher LLP where he practiced from 1982 to 1987. Mr. Evans is admitted to practice law in California and in Washington, D.C. Mr. Evans holds a bachelor’s degree and a master’s degree in architecture from the University of California, Berkeley and a juris doctorate from Loyola Law School in Los Angeles.
Troy Harper, Executive Vice President, Chief Information Officer of HomeStreet, Inc. and HomeStreet Bank. Mr. Harper joined HomeStreet Bank in our corporate information security department in 2013. He was promoted to Senior Vice President, Chief Information Officer in June 2015 and further promoted to Executive Vice President of the Company and HomeStreet Bank in November 2017. In his role as Chief Information Officer, Mr. Harper is responsible for the delivery and management of Information Technology Services and Business Systems Support, Corporate Security and Corporate Information Security for the Company and HomeStreet Bank. In his 25 years of technology management for financial institutions, Mr. Harper worked for the FDIC, held CIO and divisional CIO roles for Pierce Commercial Bank and CGI Group, and provided management consulting and technology outsourcing services with Deloitte Consulting LLP. Mr. Harper holds a bachelor’s degree in finance and accounting management from Northeastern University.
Jay C. Iseman, Executive Vice President, Chief Credit Officer of HomeStreet, Inc. and HomeStreet Bank. Mr. Iseman joined HomeStreet Bank in August 2009 and currently serves as Executive Vice President and Chief Credit Officer of the Company and HomeStreet Bank. From January 2016 through November 2017, Mr. Iseman also served as Chief Risk Officer of the Company and HomeStreet Bank. Prior to his current position and since joining the Company in 2009, Mr. Iseman served as Senior Vice President, Credit Administration and Vice President, Special Assets Group and OREO Group Manager and Income Property Credit Administrator. Mr. Iseman served as senior vice president and senior portfolio manager of commercial special assets with Strategic Solutions, Inc., a subsidiary of Bank of America between 2008 and 2009. Mr. Iseman holds a bachelor’s degree in business administration and economics from Seattle Pacific University and a certificate of advanced study in international finance and marketing from the Thunderbird School of Global Management.
Paulette Lemon, Executive Vice President, Retail Banking Director of HomeStreet Bank. Ms. Lemon joined HomeStreet Bank in 1985. Prior to her promotion to Executive Vice President, Retail Banking Director of HomeStreet Bank in 2015, Ms. Lemon served from 2001 as Senior Vice President, Retail Banking Director and as Vice President, Retail Bank Operations Manager prior to 2001. She holds a bachelor’s degree in business administration from Western Washington University and she graduated with honors from the National School of Banking through Fairfield University. She is also on the board of directors of Childhaven, a non-profit organization.
Edward C. Schultz, Executive Vice President, Director of Commercial Lending of HomeStreet Bank. Mr. Schultz joined HomeStreet Bank in June 2016 and oversees all commercial and retail banking strategy and activities for the Bank. Prior to joining HomeStreet Bank, Mr. Schultz served as executive vice president Northern California commercial banking with OneWest Bank, headquartered in Los Angeles. Mr. Schultz is a graduate of Stanford University where he earned a bachelor's degree in economics and has a master's degree in business administration from the University of California Los Angeles. He has been an active volunteer at Stanford, having served as a trustee for the Stanford Alumni Association among other things. Mr. Schultz has served on a number of non-profit boards in the San Francisco Bay Area, including the Stanford Institute for Economic Policy Research, the Tenderloin Neighborhood Development Corporation, an organization that develops and manages housing for the underprivileged in San Francisco, the American Conservatory Theater and the Silicon Valley Leadership Group.
Pamela J. Taylor, Executive Vice President, Human Resources Director of HomeStreet, Inc. and HomeStreet Bank. Ms. Taylor joined HomeStreet Bank in 1998 as Senior Vice President and Human Resources Director and was promoted to Executive Vice President and Human Resources Director of both HomeStreet Bank and the Company in 2015. She holds a senior professional human resource certification from the Society for Human Resource Management and a bachelor’s degree in English from California State University, Northridge. Prior to joining HomeStreet, Ms. Taylor served as executive vice president, human resource director for MetLife Capital Corporation from 1986 to 1998. Ms. Taylor is a past board chair for the Seattle American Cancer Society, and a past member of the following organizations: human resource committee of the board of the YMCA, University of Washington Extension Program advisory committee, board of the University of Washington Executive Development Program and curriculum committee for Leadership Tomorrow.
Darrell van Amen, Executive Vice President, Chief Investment Officer and Treasurer of HomeStreet, Inc. and HomeStreet Bank. Mr. van Amen joined HomeStreet Bank in 2003 and currently serves as Executive Vice President and Treasurer of HomeStreet Bank as well as Executive Vice President and Chief Investment Officer and Treasurer of the Company, a position he assumed in 2012. Prior to his current position with HomeStreet Bank, he was the Vice President, Asset/Liability Manager and Treasurer of HomeStreet Bank and the Company from 2003 to 2010. Mr. van Amen is also a director of Habitat for Humanity Seattle/King County and serves on the Seattle University Advisory Board. He holds a bachelor’s degree in economics from Weber State University and a master’s degree in economics from Claremont Graduate University.
Mary Vincent, Executive Vice President, Chief Risk Officer of HomeStreet, Inc. and HomeStreet Bank. Ms. Vincent joined HomeStreet Bank in 1987 and in November 2017 became Executive Vice President, Chief Risk Officer of both the Company and HomeStreet Bank. Ms. Vincent has held numerous senior-level risk-management-related positions at HomeStreet Bank, including Compliance Officer, Bank Secrecy Act Officer and most recently Senior Vice President, Compliance and Regulatory Affairs Director, a position that she held from 2012 until her promotion to Chief Risk Officer. Prior to joining HomeStreet, Ms. Vincent worked for six years in regulatory examination and supervision with several regulatory agencies. She is a member of the Seattle chapter of the Risk Management Association and a past officer and finance committee chair of Soroptimists International of Seattle. Ms. Vincent holds a bachelor’s degree in finance from the University of Washington and is a graduate of the Pacific Coast Banking School.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”), to file with the Securities and Exchange Commission (SEC) reports of ownership and reports of changes in ownership of common stock and our other equity securities. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such reports received or written representations from certain Reporting Persons, the Company believes that during fiscal year ended December 31, 2018 all Reporting Persons complied with all applicable requirements other than a Form 3 filed late by Mr. Patterson and the late filing of one Form 4 covering four transactions for each of Mr. Mason, Mr. Endresen, Ms. Taylor, David Straus and Richard Bennion. Messrs. Straus and Bennion are not Section 16 officers at the time of this report.
CORPORATE GOVERNANCE
As a bank holding company, we believe it is important to foster an operating environment that articulates a strong focus on compliance and ethical standards, and our Board sets this tone from the top. Our Board is actively engaged in designing, monitoring and enforcing compliance with high governance standards. We discuss our most important corporate governance policies and practices below. Each of our corporate governance policies is reviewed by the committee responsible for that policy and the full Board at least once every year, and more frequently if warranted.

Code of Ethics
The Board has established a code of ethics as defined under the Exchange Act, which applies to all HomeStreet directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of our Code of Business Conduct and Ethics (“Code of Ethics”) is available on our website at http://ir.homestreet.com. We will post on our website any amendments to, or waivers (with respect to our principal executive officer, principal financial officer and principal accounting officer or controller) from, this Code of Ethics within four business days of any such amendment or waiver. Among other things, the Code of Ethics addresses the following principles:

•	complying with laws and regulations;

•	prohibiting insider trading;

•	avoiding conflicts of interest;

•	avoiding questionable gifts or favors;

•	maintaining accurate and complete records;

•	treating others in an ethical manner;

•	maintaining integrity of consultants, agents and representatives; and

•	protecting proprietary information and proper use of assets.
We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our corporate website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC disclosing such information.

Whistleblower Policy
In addition to our Code of Ethics, we maintain a whistleblower policy which is intended to provide guidance to employees, shareholders and others who may be aware of or concerned about potential violations of our Code of Ethics or other forms of misconduct and wish to report such concerns to our General Counsel in his role as Chief Ethics Officer, either directly or anonymously through our whistleblower hotline or website.
We have crafted our whistleblower policy to make clear our commitment to providing a confidential process in which individuals can raise questions and concerns about potential misconduct, including potential violations of law, regulation or Company policy, and report potential misconduct while strictly prohibiting any attempt by any director, officer or employee of the Company to identify whistleblowers or retaliate or attempt to retaliate against any whistleblower, anonymous or otherwise. Nothing in the policy is intended to prohibit or impede the reporting of alleged accounting irregularities or securities violations, or anything else covered by the Sarbanes-Oxley Act, the Dodd-Frank Act or any other applicable law directly to the SEC whether or not an initial report is made internally to the Company. The Company has also amended all of its severance agreements and confidentiality agreements with employees to provide similar assurances to employees and former employees.
We provide information on how to access our third-party whistleblower hotline, EthicsPoint, by telephone or through the Internet on both our internal human resources website and our external investor relations website. In 2017, we redesigned both of those websites to make the information on how to access EthicsPoint more prominent and easy to find and to include the reminder that reports can be made through the hotline on an anonymous basis.
Beginning with our initial public offering in 2012, at each regular meeting the Audit Committee has discussed all current whistleblower reports with the General Counsel in his role as Chief Ethics Officer, including all new reports received since the last meeting, any ongoing whistleblower investigations and the resolution of any closed investigation.

Principles of Corporate Governance
The Company has adopted Principles of Corporate Governance, which are available on the Company’s website at http://ir.homestreet.com. Shareholders may request a free copy of the Principles of Corporate Governance at the address and phone numbers set forth above.
Director Independence
The Board has determined that, with the exception of Mark Mason, our Chief Executive Officer, all of its members were “independent directors” as that term is defined in the listing standards of Nasdaq and, where applicable, the regulations adopted under Sections 10A and 10C of the Exchange Act. In the course of determining the independence of each nonemployee director, the Board considered the annual amount of HomeStreet’s sales to, or purchases from, any company where a nonemployee director serves as an executive officer as well as all other relevant facts and circumstances, including the director’s commercial, accounting, legal, banking, consulting, charitable and familial relationships.
Board Diversity
In 2017, our Board amended our Principles of Corporate Governance to add a commitment to diversity as a guideline for our director nomination process as described earlier. In particular, the amendment provided that the HRCG Committee “will actively seek to include highly qualified women and individuals from minority groups in the pool of candidates from which nominees for director positions are chosen, and in choosing between equally qualified candidates will give extra weight to diversity of the candidates.” In May 2018, following a targeted candidate search intended to identify a board candidate who met the gender diversity goals set by the Board, the directors unanimously appointed Sandra Cavanaugh to the Board. The HRCG Committee, which acts as our nominating committee, will continue to consider diversity as an important goal in board refreshment going forward, consistent with the diversity expectations we heard from our shareholders in our engagement process in the fall of 2018.

Board Leadership Structure
Our Board believes that it is in the best interests of the Company for the Board to retain discretion to make a determination regarding whether or not to separate the roles of Chairman of the Board and CEO based upon varying circumstances. The Board is currently chaired by Mr. Mason, our CEO, who is subject to re-appointment as Chairman of the Board each year by the Board. Our Principles of Corporate Governance provide that if the Chairman of the Board is an executive of the Company, the independent directors shall elect a Lead Independent Director.
Since our initial public offering in 2012, the Board has maintained a Lead Independent Director to facilitate discussion, coordinate and reflect the views of the independent directors and, most importantly, to ensure that the Company’s governance practices are aligned in the best interests of all shareholders. Mr. Voss was appointed by the independent directors of the Board in 2018 and currently serves in that role. The Board reviews the appointment of our Lead Independent Director position each year.
The Board believes that this leadership structure provides balance and currently is in the best interests of the Company and its shareholders. The role given to the Lead Independent Director helps to ensure a strong, independent and active board, while Mr. Mason serving as the Chairman of the Board enables the Company and the Board to continue to benefit from his skills and expertise, including his extensive knowledge of the Company and its industry and his experience successfully navigating the Company through both strong and challenging periods.
In 2018, the Board amended the Company's bylaws and Principles of Corporate Governance to provide a clear description of the role of the Lead Independent Director. As described in these documents, the Lead Independent Director is responsible for presiding over all executive sessions of independent or non-management directors, and in the absence of the Chairman of the Board to preside over shareholder meetings and Board meetings. The Lead Independent Director also serves as the liaison between the Chairman and the independent directors, meets with the Chairman prior to all Board Meetings to review and discuss the agenda and has the right to approve meeting agendas, meeting schedules and other information sent to the Board. The Lead Independent Director also serves as the primary point of contact (through the Corporate Secretary) for shareholders wishing to engage with the Board.

The following table illustrates how responsibilities are delegated between Mr. Mason and Mr. Voss:

	Chairman/Chief Executive Officer	Lead Independent Director
Board Meeting	Authority to call full meetings of the Board	Attends full meetings of the Board
	Presides over meetings of the full Board	Presides over meetings of independent directors and non-management directors
Briefs Chairman on issues arising from executive sessions
Presides over meetings of the Board in the absence of the Chairman
Agenda	Primary responsibility for shaping Board agendas, consulting with the lead independent director	Collaborates with Chairman to set Board agenda and provide Board with information
Approves agenda and meeting schedules to be sent to the Board
Board Communications	Communicates with all directors on key issues and concerns outside Board meetings	Facilitates discussion among independent directors on key issues and concerns outside Board meetings, including contributing to the oversight of the Chairman and management succession planning
Shareholder Communications	Primary spokesperson for the Company in communications to shareholders	Serves as liaison for shareholders who wish to communicate with the Board (such communications to be sent through the Corporate Secretary)

Board Role in Risk Oversight
The Board, together with its committees and senior management, has oversight for our risk management framework and is responsible for helping to ensure that our risks are managed in a sound manner. The Board’s principal responsibility in this area is to oversee an enterprise-wide approach to risk management and ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risks. We believe that the current leadership structure enhances the Board’s ability to fulfill this oversight responsibility, as the Chairman, in his role as CEO, is able to focus the Board’s attention on the key risks we face.
In addition, the Board has delegated oversight of certain categories of risk to the Audit Committee, the Enterprise Risk Management Committee, and the HRCG Committee. The Audit Committee reviews and discusses with management significant financial and non-financial risk exposures and the steps management has taken to monitor, control and report such exposures. The Enterprise Risk Management Committee oversees and assesses the adequacy of the Company’s risk management framework, monitors compliance with the Board-approved risk appetite measures and other key risk measures and oversees management of key risks not overseen by other committees of the Board, including compliance and operational risks, information technology, information security and cybersecurity risks. The HRCG Committee oversees management of risks relating to the Company’s governance, compensation plans and programs. The Audit Committee, the Enterprise Risk Management Committee and the HRCG Committee report to the Board as appropriate on matters that involve specific areas of risk that each committee oversees, and with the Board, each committee periodically discusses with management the Company’s policies with respect to risk assessment and risk management. The board of directors of our primary subsidiary, HomeStreet Bank, also oversees certain risks specific to HomeStreet Bank, including credit, liquidity, interest rate and price risk, through various committees of the HomeStreet Bank board.

Employee Compensation Risks
HomeStreet’s management and the HRCG Committee have assessed the risks associated with our compensation policies and practices for all employees, including non-executive officers. Based on the results of this assessment, we do not believe that our compensation policies and practices for all employees, including non-executive officers, create excessive risks or other risks that are reasonably likely to have a material adverse effect on HomeStreet.
Board Meetings and Committees
During the year ended December 31, 2018, the Board held 15 meetings. Each of our directors attended or participated in 75% or more of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which that director served during the past fiscal year.

The Board has four standing committees: an Executive Committee, an Audit Committee, an Enterprise Risk Management Committee and an HRCG Committee.

2018 Committee Memberships of Directors of HomeStreet, Inc.

Director	Executive Committee	Audit Committee	HRCG Committee	Enterprise Risk Management Committee
David A. Ederer, Chairman Emeritus[1]	X	X
Mark K. Mason, Chairman	Chair
Scott M. Boggs	X	Chair		X
Sandra A. Cavanaugh[2]			X	Chair
Victor H. Indiek			X
Thomas E. King		X	X
George "Judd" Kirk			X	X
Mark R. Patterson	X			X
Douglas I. Smith		X	Chair
Donald R. Voss[3]	X	X		X
1 Mr. Ederer was also a member of the Enterprise Risk Management Committee in 2018 from the beginning of the year through June 2018.
2 Ms. Cavanaugh joined the Board in May 2018 and was appointed to the Enterprise Risk Management Committee in June 2018. She has served as the Chair of the Enterprise Risk Management Committee since November 1, 2018.
3Mr. Voss served as Chair of the Enterprise Risk Management Committee through October 2018. Mr. Voss was appointed to the Executive Committee upon being named Lead Independent Director in June 2018.
Executive Committee
The Executive Committee is composed of at least three members of the Board, a majority of whom are to be independent directors as determined by the Board. The Chairman of the Board serves as the Chair of the committee. The Executive Committee is delegated authority to act on behalf of the Board on certain matters that are not otherwise delegated to another committee of the Board in between regularly scheduled Board meetings. The Executive Committee is not authorized to take any action that cannot be delegated by the Board under Washington law and is also expressly not authorized to adopt any agreement for merger or consolidation, recommend to shareholders the sale, lease or exchange of all or substantially all of the Company’s assets, recommend a dissolution of the Company (or the revocation of a dissolution) to the shareholders, amend the Bylaws, elect officers, fill vacancies on the Board, declare a dividend, or authorize the issuance of stock (other than pursuant to specific delegation from the Board where the Board has already approved the issuance and the Executive Committee is approving certain details of the issuance), all of which are expressly reserved to the full Board.

Audit Committee
Our Audit Committee is composed solely of independent directors as required by the Nasdaq corporate governance standards, and each of Messrs. Boggs, Ederer, King, Smith and Voss meets the independence requirements set forth in all applicable Nasdaq corporate governance standards, including independence requirements for audit committee members, and Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Boggs is qualified as an “audit committee financial expert.”
Our Board has adopted a written Audit Committee charter that meets the requirements of the applicable Exchange Act rules and the applicable Nasdaq corporate governance standards. A copy of this charter is available on our website at http://ir.homestreet.com. Among other things, the Audit Committee charter requires the Audit Committee to:
•oversee the financial reporting process on behalf of our board of directors, review and discuss the audited financial statements, including significant financial reporting judgments, with management and the Company’s auditors and report the results of its activities to the board;
•be responsible for the appointment, retention, compensation, oversight, evaluation and termination of our auditors and review the engagement and independence of our auditors;
•review and approve non-audit services, including a reconciliation of fees actually paid for non-audit services as compared to fees previously approved for such services;
•review the adequacy of our internal accounting controls and financial reporting processes;
•approve and monitor our internal audit plans and policies;
•review the performance compensation and independence of our Chief Audit Officer; and
•annually evaluate the performance of the Audit Committee and assess the adequacy of the Audit Committee charter.
The Audit Committee held 10 meetings during the last fiscal year.
Enterprise Risk Management Committee
The membership of the Enterprise Risk Management Committee is limited to persons who meet the independence standards established by Nasdaq corporate governance rules and is currently comprised solely of independent directors as defined by such rules. The Enterprise Risk Management Committee of the Company meets jointly with the Enterprise Risk Management Committee of HomeStreet Bank, and together they oversee and assess the adequacy of the Company’s tolerance and management of key enterprise-wide risks, including credit, interest rate, liquidity, price, operational, compliance/legal, strategic and reputational risks. The Enterprise Risk Management Committee is also responsible for monitoring the Company’s risk profile and exposure to various types of risks, as well as reviewing management’s adherence to the Company’s established risk management policies and benchmarks. The Enterprise Risk Management Committee is required to meet at least quarterly.
The Board has adopted a written Enterprise Risk Management Committee charter, a current copy of which is available on our website at http://ir.homestreet.com. Among other things, this charter requires the Enterprise Risk Management Committee to:
•recommend risk appetite and tolerances for risk for the Company and its subsidiaries to be approved by the Board;
•review and approve the Company’s enterprise risk assessments prepared in connection with the Company’s strategic plan including the capital plan;
•monitor the Company’s risk profile and ongoing and potential exposure to material risks of various types, including monitoring the Company’s overall capital adequacy and capacity within the context of the approved risk limits and actual results;
•provide a forum for evaluating and integrating risk issues, processes and events arising within the Company and its subsidiaries;
•coordinate with various Board committees a discussion of the Company’s significant processes for risk assessment, risk management and actions taken by management to monitor, control and remediate risk exposures;
•oversee compliance and fair lending practices, including:
•review regulatory examinations and reports;
•monitor the implementation of any corrective action agreed to under regulatory examination reports;
•review and approve the Company’s Compliance Management System, Fair Lending Policy and Bank Secrecy Act (“BSA”) Policy;

•appoint the Chief Compliance Officer, Fair Lending Officer and BSA Officer; and
•monitor the implementation of changes in significant regulations and the impact of such changes upon the Company’s significant risks;
•oversee information technology, information security and physical security practices, including:
•reviewing reports from management on technology and security risks, including cyber risks; and
•appointing the Chief Security Officer and Chief Information Security Officer;
•review and approve, at least annually, risk related policies; and
•review the performance, compensation and independence of the Chief Risk Officer.
The Enterprise Risk Management Committee held 12 meetings during the last fiscal year.
Human Resources and Corporate Governance Committee
The HRCG Committee acts as both our nominating and corporate governance committee and our compensation committee. The HRCG Committee has the authority to establish and implement our corporate governance practices, nominate individuals for election to the Board and evaluate and set compensation with respect to our directors and executive officers, among other things. Although the HRCG Committee receives input from the CEO, executive leadership and the HRCG Committee’s independent compensation advisor, the HRCG Committee makes its own independent determinations regarding executive officer compensation. The HRCG Committee is composed solely of independent directors under Nasdaq corporate governance rules, each of whom has also been determined to be independent pursuant to Rule 10C-1(b)(1) of the Exchange Act describing independence standards relating to members of the compensation committee.
Our Board has adopted a written charter for the HRCG Committee that satisfies the applicable standards of Nasdaq Corporate Governance rules as to both compensation and nominating committee requirements. A copy of this charter is available on our website at http://ir.homestreet.com. Among other things, this charter calls upon HRCG Committee to:
•develop and recommend to the Board criteria for identifying and evaluating candidates to become Board and committee members;
•identify, review the qualifications of, and recruit candidates for election to the Board;
•assess the contributions and independence of incumbent directors in determining whether to recommend them for reelection to the Board and appointment to one or more committees of the Board;
•function as a compensation committee for the purpose of Nasdaq Listing Rule 5605(d);
•select and recommend to the Board director nominees for election or reelection to the Board at each annual meeting of shareholders;
•develop and recommend to the Board a set of corporate governance principles applicable to the corporation, including periodic review and reassessment of such principles;
•make recommendations to the Board concerning the structure, composition and functioning of the Board and its committees;
•review and assess the channels through which the Board receives information, and the quality and timeliness of the information received;
•oversee the evaluation of the Board and its committees;
•review and recommend changes as appropriate to the Board in the Code of Ethics, and biannually review this code;
•review and oversee the Company’s overall compensation structure, philosophy, policies, benefit plans and programs (including for directors and management) and assess whether the Company’s compensation structure establishes appropriate incentives for management and employees;
•review and approve the corporate goals and objectives relevant to the compensation of the CEO, evaluate the CEO’s performance in light of those goals and objectives, and recommend to the independent directors the CEO’s compensation level based on this evaluation. The CEO cannot be present during any voting or deliberations by the HRCG on his or her compensation;
•oversee the evaluation of Bank executive officers and set the compensation of such officers;

•review, approve and recommend to the Board employment agreements and severance agreements for executive officers, including change-in-control provisions, plans or agreements; and
•review succession plans relating to positions held by executive officers and make recommendations to the Board regarding the selection of individuals to fill these positions.
The HRCG Committee charter allows the committee to delegate its duties and responsibilities related to compensation, nomination and corporate governance to a subcommittee of the HRCG Committee that consists of not less than two members of the HRCG Committee.
The HRCG Committee held nine meetings during the last fiscal year. The HRCG Committee Report is included in this Amendment No. 1 to Annual Report on Form 10-K in Item 11, Executive Compensation.

ITEM 11	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS (“CD&A”)
Introduction
Our executive compensation program is designed to attract and retain individuals with the skills and qualifications to manage and lead the Company effectively. The overarching goal of our program is to motivate our leaders to contribute to the achievement of our financial goals and to focus on long-term value creation for our shareholders.
In this CD&A, we review the objectives and elements of the Company’s executive compensation program and discuss the 2018 compensation earned by our named executive officers listed below (“NEOs”). It also describes the process followed by the HRCG Committee for making pay decisions, as well as its rationale for specific decisions related to 2018.

2018 NEOs:

Name	Title
Mark K. Mason	Chairman, President and Chief Executive Officer
Mark R. Ruh	Executive Vice President, Chief Financial Officer
Darrell van Amen	Executive Vice President, Chief Investment Officer and Treasurer
Rose Marie David	Senior Executive Vice President, Mortgage Lending Director
William Endresen	Executive Vice President, Commercial Real Estate and Commercial Capital President

Executive Summary

2018 Business Highlights
During 2018, we continued our strategy to grow and diversify earnings with the goal of becoming a leading West Coast regional bank. Our market focus is concentrated primarily in the major metropolitan markets in the Western United States, which are characterized by larger populations, lower unemployment and generally higher growth than many other metropolitan areas. These markets are the Seattle / Puget Sound and Spokane areas of Washington, the Portland, Oregon area, the Hawaiian Islands, the San Francisco Bay Area of California, and Southern California, including Los Angeles, Orange, Riverside and San Diego Counties. We believe there is a significant opportunity for a well-capitalized, community-focused bank to compete effectively in West Coast markets, especially those that are not well served by existing community banks. Our strategy is to offer responsive and personalized service while providing a full range of financial services to small- and middle-market commercial and consumer customers, to build loyalty and grow market share. We have grown organically and through strategic acquisitions.
In 2018, we grew by opening three de novo retail deposit branches in the Puget Sound area and entering an agreement to acquire a retail branch, with deposits, loans, and a commercial lending team in San Diego County, California. That transaction closed on March 22, 2019. Meanwhile, we also consolidated two retail deposit branches in Eastern Washington into two other nearby branches. In the face of the ongoing challenges facing the single family mortgage banking business, we also streamlined our operations by closing, consolidating, or reducing space in single-family home lending centers and a regional processing center.

Our business strategy produced record net income in 2018 from our Commercial and Consumer Banking segment with a progressively improving efficiency ratio for that segment. However, despite our substantial initiatives in the last two years to improve the profitability of our Mortgage Banking segment, our expectations for a recovery in industry volume and profitability have not occurred and it remains unclear when, and to what extent, industry conditions will improve. Therefore, in April 2019, we announced a series of transactions to reduce our exposure to the mortgage banking market, including the sale of our home loan center-based mortgage origination business and transfer related mortgage personnel to an independent mortgage company and the sale of a majority of our single-family mortgage servicing rights (MSRs).
These transactions align with our long-term strategic goal of reducing our reliance on this cyclical and volatile earnings stream and increasing our reliance on the more stable earnings from our Commercial and Consumer banking business. The sale of servicing rights also provides the regulatory capital relief to support the continued growth of our Commercial and Consumer banking business
In connection with these transactions, our Board approved a plan of exit pursuant to which the Company will no longer consider mortgage banking to be a separate reportable segment of its financial statements under generally accepted accounting principles applicable to the Company. These actions are expected to be substantially completed by June 30, 2019 and fully completed by December 31, 2019.
The Board has also approved a share repurchase program for up to $75 million of shares of the Company’s common stock from shareholders, which represented approximately 10.5% of the Company’s outstanding common stock based on the closing price of the stock on April 3, 2019. The Board believes the share repurchase plan underscores its confidence in HomeStreet’s future performance and long-term value creation for our shareholders.

2018 Financial Highlights
Our consolidated results in 2018 were impacted by lower net income in our Mortgage Banking Segment, which was offset in part by record net income in our Commercial and Consumer Banking Segment.
•Consolidated net income for 2018 was $40.0 million, including a benefit related to the Tax Cuts and Jobs Act legislation passed in December 2017 and restructuring and acquisition-related expenses. Consolidated net income for 2017 was $68.9 million, including a benefit related to the Tax Cuts and Jobs Act legislation passed in December 2017 and acquisition-related expenses.
•Consolidated return on equity (“ROE”) for 2018 was 5.40% for 2018, compared to 10.20% in 2017.
•Commercial and Consumer Banking Segment Results:
•Net income was a record $56.8 million for 2018, an increase of $14.7 million from $42.1 million in 2017, driven by organic loan growth during the year of 12% and improved operating efficiency.
•Return on average shareholders’ equity increased from 7.8% in 2017 to 10.0% in 2018.
•Deposit balances increased by 6.0% from $4.8 billion in 2017 to $5.1 billion in 2018, primarily due to increases in business deposits and time deposits.
•Non-mortgage lending volume increased from $2.75 billion in 2017 to $2.93 billion in 2018.
•Mortgage Banking Segment Results:
•Net income decreased from $26.9 million in 2017 to a net loss of $16.7 million in 2018.
•Return on equity decreased from 19.5% in 2017 to (10.6)% in 2018.
Prudent Capital Management. During 2018, we maintained our regulatory capital ratios above the minimums required to be considered “Well Capitalized” (as defined in the Federal Deposit Insurance Act prompt corrective active regulations, to which we are subject) at both the Company and at HomeStreet Bank. At December 31, 2018, our capital ratios were:
•Total Risk-Based Capital Ratio of 13.27% and 14.72% at the Company and HomeStreet Bank, respectively; and
•Tier 1 Leverage Ratio of 9.51% and 10.15% at the Company and HomeStreet Bank, respectively.

Additionally, our shareholders’ equity per share increased from $26.20 at December 31, 2017 to $27.39 at December 31, 2018.

2018 Executive Compensation Highlights
Our executive compensation program is designed to reinforce the link between the interests of our NEOs and our shareholders. Historically, the structure of our program has been designed to support our growth objectives and the need to keep our most senior leaders focused on the execution of our business strategy. The components of our compensation program remain focused on meaningful performance-based compensation including short-term (annual) and long-term incentives based on Company performance as measured against the strategic plan and peers. Based on our performance, and consistent with the design of our program, the HRCG Committee made the following executive compensation decisions for fiscal 2018:
•Base Salaries: Base salaries were reviewed for all NEOs in February 2018 as part of our annual enterprise-wide performance review process. The average increase for the top five (5) NEOs was 0.6%. Mr. van Amen received a base salary adjustment of 3% and was the only NEO who received an increase. For a full explanation of the decisions related to base salary increases, please refer to page 24.
•2018 Annual Incentives: We maintain a short-term, cash-based incentive plan for non-commissioned officers called the Annual Incentive Plan. Based on our 2018 financial performance, the corporate component of the Annual Incentive Plan attained 86.82% of target performance, which resulted in a reduced payout for that component of the incentive plan. Our commissioned NEOs are eligible for incentive awards under separate arrangements, as discussed below. For details about payouts, please refer to page 27.
•Long Term Incentives: In 2018, the NEOs received long-term incentive awards in the form of 50% time-based restricted stock units (“RSUs”) and 50% performance-based share units (“PSUs”). In addition, PSUs for the performance period 2016-2018 did not vest due to the company not achieving threshold performance, therefore no PSUs were issued. For details about long term incentive awards, please refer to page 28.
•Employment Agreement Renewals: The Company renewed employment agreements for each of Messrs Mason and Endresen for a three (3) year term with automatic renewal for successive one (1) year terms, unless either party provides the other with written notice of its intent not to renew no less than 180 days prior to the end of its term. Mr. Endresen's agreement was subsequently amended in 2018 to revise his severance benefits to increase the amount of his cash benefit related to his short-term incentive award in the event of a change of control. For more information on the details of these Agreements, see page 31.
Following our shareholder engagement discussions in the fall of 2018, the HRCG Committee determined that a performance goal of total shareholder return would better align the incentives tied to the PSUs with long-term shareholder value. This new performance metric will be used for PSUs starting in 2019, for the performance measurement period of 2019-2021.
2018 Advisory Vote on Executive Compensation

At the 2018 Annual Meeting of Stockholders, we conducted a non-binding shareholder advisory vote on the fiscal 2017 compensation of the named executive officers (commonly known as “Say-on-Pay” vote). Approximately 77% of the votes were voted in favor of our named executive officer compensation.
Our Board values shareholder feedback on our executive compensation practices. We routinely engage with our shareholders, allowing them opportunities to voice their opinions on executive compensation and corporate governance matters, among other things. As part of our cycle of shareholder engagement, we reached out to shareholders holding approximately 52% of our outstanding shares (including our 10 largest shareholders) to discuss any concerns of those shareholders with regard to corporate governance and compensation matters, among other things, and ultimately spoke at length with nine of those shareholders, representing holders of 42.5% of our outstanding shares, some on multiple occasions. Shareholders broadly supported our compensation program and practices, while raising a few concerns that were considered and addressed by the HRCG Committee and the Board. Below is a summary of the executive compensation concerns raised by our shareholders:

What we heard	What we did
Some shareholders were concerned that performance-based goals for long-term incentive awards tied to return on tangible equity were not as aligned with long-term shareholder value as they could be
Our HRCG Committee, which acts as the compensation committee, determined to use total shareholder return as the basis for a performance goal over the three-year measurement period for PSUs starting in 2019

Some shareholders expressed concern that the equity awards vesting in 2017 were more heavily weighted to time-based vesting awards rather than performance-based vesting awards
This discrepancy is a result of our payouts for PSUs being closely aligned with our performance, which resulted in a below-target payout in 2017 and no payout for PSUs in 2018. We agreed to clarify our compensation disclosure relating to the potential value vs. realized value of our performance-based equity awards.

One shareholder expressed concern that our commissioned NEOs receive a significant portion of their at-risk compensation in cash payments rather than equity.
The HRCG Committee has reviewed the compensation mix for all our NEOs and determined that the compensation structure used for our commissioned NEOs is in keeping with industry trends for individuals in similar roles at other organizations.

Summary of Executive Compensation Practices
Our executive compensation program includes the following practices and policies, which we believe promote sound compensation governance and are in the best interests of our shareholders and NEOs:

What we do	What we don't do
✓ Engage with and consider shareholder input in designing our executive pay programs	✗ No short-selling, hedging or pledging of Company's securities; these are prohibited by our insider trading policy
✓ Short-term incentives that are designed to be aligned with short-term objectives	✗ No employment arrangements that provide for multi-year guaranteed salary increases or non-performance based cash incentive awards for executive officers
✓ PSU awards that are designed to be aligned with long-term objectives and the creation of shareholder value	✗ No supplemental executive retirement plans
✓ Substantial portion of compensation opportunity is variable	✗ No grants of exclusively time-based annual awards to our executive officers
✓ Our CEO's equity awards vest over at least a three-year period	✗ No severance benefits to our executive officers exceeding three times base salary and their annual cash incentive award
✓ Independent, external compensation consultant	✗ No "golden parachute" excise tax gross ups
✓ Clawback features are incorporated into the short-term annual cash incentive programs for all executive officers	✗ No repricing, buyout or exchange of underwater stock options
✓ Use of multiple performance measures and caps on potential incentive payments	✗ No excessive perquisites
✓ Our Amended and Restated 2014 Equity Incentive Plan, as amended (the "2014 Plan") requires minimum one-year vesting period for 95% of share-based awards granted under the 2014 Plan	✗ Our currently outstanding unvested equity awards are not subject to single trigger acceleration of vesting in the event of a change of control
✓ Annual risk assessment of incentive compensation programs
✓ Double-trigger acceleration of all vesting for all currently outstanding unvested equity awards in connection with a change in control

WHAT GUIDES OUR PROGRAM

Compensation Philosophy and Practices
Our executive compensation program is designed to achieve the following objectives:

•Align the interests of executives and shareholders by linking a significant portion of executive compensation to the Company’s short-term and long-term financial performance.
•Reward and motivate appropriate executive behavior that produces strong financial results, while managing risks and promoting regulatory compliance.
•Attract and retain the most qualified and experienced individuals available to further the Company’s success.
•Provide levels of compensation competitive with those offered by our peers and competitors which are consistent with the Company’s level of performance.
These objectives serve to assure our long-term success and are built on the following compensation principles:

•Executive compensation is managed from a total compensation perspective (i.e., base salary, short- and long-term incentives, and retirement are reviewed together).
•All elements of compensation are compared to the total compensation packages of a comparator peer group, which includes banks of similar assets and business lines.
•In addition to comparator peer group information, each NEO’s experience level, skills, scope of responsibility and performance is factored into the decision for compensation.

Elements of the Executive Compensation Program
The three main elements of the Company’s executive compensation program are base salary, short-term incentives, and long-term incentives, each of which is described below:

Compensation Element	Fixed or At-Risk	Annual or Long-Term	Cash or Equity	Purpose	Key Feature
Base Salary	Fixed	Annual	Cash	To attract and retain the best talent and recognize individual talent	Reviewed against individual's level of skill, experience and responsibilities using comparison data from a group of similarly sized industry peers
Annual Incentive Plan Award	At-Risk	Annual	Cash	To motivate performance to meet near-term goals	Delivered based on 50% corporate results (80% for CEO) and 50% individual results (20% for CEO), or 50% business unit results and 50% individual results.[1]
Commission Awards	At-Risk	Short-Term	Cash	To incentivize key business leaders to generate profitable quality loans for HomeStreet Bank	Short-term commissions are delivered based on 50% loan volume and 50% profitability or 40% loan volume and 60% profitability, depending on position, with a deduction for non-quality loans produced.
RSUs	At-Risk	Long-Term	Equity	Aligns interests of our NEOs with those of our shareholders. Also support our leadership retention objectives.
Total annual long-term incentive award is 50% RSUs, which vest ratably over three years, subject to the executive's continued employment through the applicable vesting date, other than in the case of retirement, death or disability, in which case a pro-rated number of shares would be calculated.

PSUs	At-Risk	Long-Term	Equity	Motivates and incentivizes sustained performance over the longer term that is comparable to or exceeds our peer group
Total annual long-term incentive award is 50% PSUs measured over three years against a performance goal set at the beginning of the performance period. PSUs vest only if the executive has not terminated employment with the Company (other than for retirement, death or disability) prior to the date the HRCG Committee certifies the achievement of performance goals following the performance period.

1 Pertains only to non-commissioned NEOs. Commissioned NEO receive Commission Awards in lieu of Annual Incentive Plan Awards.

Total Direct Compensation
The charts below show the target and maximum total direct compensation of our CEO, non-commission NEO’s and commissioned NEOs for fiscal year 2018. These charts illustrate that a significant portion of target total direct compensation is performance or at-risk based (60% for our CEO and an average of 62% for our other continuing NEOs, including commissioned NEOs).

2018 compensation mix for our CEO is shown below.

2018 compensation mix for our Non-Commission NEOs (Mr. Ruh and Mr. van Amen) is shown below.
And 2018 compensation mix for our Commission NEOs (Ms. David and Mr. Endresen) is shown below.

The Decision-Making Process
Role of the HRCG Committee. The HRCG Committee oversees the executive compensation program for our NEOs. The HRCG Committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the HRCG Committee’s authority and responsibilities are specified in the HRCG Committee’s charter, which may be accessed at our website, www.homestreet.com.
Pearl Meyer, acting as the Company’s independent, external compensation consultant, provides peer market data to the HRCG Committee as requested to evaluate the annual compensation of the NEOs and the CEO. The Committee reviews and approves recommendations from the CEO for the other NEOs compensation and reviews the elements of CEO compensation in executive session. At the HRCG Committee’s request, the HR Director may attend the executive session to answer questions from the HRCG Committee. The HRCG Committee makes all final compensation and equity award decisions regarding our NEOs except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the HRCG Committee.
Role of the CEO. The CEO does not provide recommendations concerning his own compensation, nor is he present during discussions of the HRCG Committee concerning his own compensation.
The following recommendations are made to the HRCG Committee by the CEO for each NEO, which is assessed alongside peer market data and trends provided by Pearl Meyer:
•Base salary adjustments, taking into account comparator peer group data, and the NEO’s individual performance and role within the Company.
•Performance metrics and award schedule for short-term opportunities under our Annual Incentive Plan and commission plans, with performance targets being set relative to the projected business cycle and strategic business plan.
•Long-term incentive awards, including developing and providing specific recommendations on the types of awards to be granted annually, the performance measures, threshold, target and maximum performance metrics of such awards and the aggregate number of shares to be awarded.
Use of Independent Consultants and Advisors. The HRCG Committee engaged Pearl Meyer as its independent, external compensation consultant during 2018. Pearl Meyer provides executive and board compensation consulting services to the HRCG Committee and does not provide any other services to the Company. The HRCG Committee has assessed the independence of Pearl Meyer pursuant to the Nasdaq rules, and the Company concluded that Pearl Meyer’s work for the HRCG Committee did not raise any conflict of interest. The primary responsibilities of the independent, external compensation consultant were to:
•Provide the HRCG Committee with independent and objective market data;
•Conduct a Board compensation analysis;
•Conduct compensation analysis for NEOs;
•Provide assistance in reviewing the CD&A;
•Review incentive plan design and changes;
•Provide advice on compensation strategy and potential risks associated with compensation plan designs; and
•Review and advise on pay programs and pay levels.
These services are provided as requested by the HRCG Committee throughout the year.
The Role of Benchmarking and Market Data. The companies comprising the comparator peer group are reviewed and selected annually by the HRCG Committee to assess continued relevance, with data provided to the HRCG Committee by the independent, external compensation consultant. The HRCG Committee targets between 16 and 20 companies for the Company’s comparator peer group. The companies comprising the comparator peer group are selected based on the following considerations:
•Size Characteristics:
•Assets: ⅓ to 3 times HomeStreet
•Operating Revenue: ¼ to 2 times HomeStreet

•Select banks such that HomeStreet is positioned reasonably among the peers when balancing the above criteria
•Geography:
•Preference given to companies in the Western United States
•Consideration of banks further east if their size and business model characteristics are compelling
•Operations:
•Reasonably similar loan mix to HomeStreet
•Reasonably similar ratio of non-interest income to operating revenue
The comparator peer group used for our 2018 compensation review, which was approved by the HRCG Committee, remained unchanged from the comparator group used for our 2017 compensation review, and consisted of the following companies:

Ameris Bancorp	First Interstate BancSystem, Inc.
Banc of California, Inc.	Glacier Bancorp, inc.
Banner Corporation	Heritage Financial Corporation
BofI Holding Company, Inc.	National Bank Holdings Corporation
Cascade Bancorp	Pacific Premier Bancorp, Inc.
Central Pacific Financial Corp.	Renasant Corporation
CoBiz Financial Inc.	TriCo Bancshares
Columbia Banking System, Inc.	Tompkins Financial Corporation
CVB Financial Corp.	Westamerica Bancorporation

The HRCG Committee establishes base salaries, variable cash incentive awards, and long-term, equity-based incentive awards on a case-by-case basis for each NEO taking into account, among other things, individual and Company performance, length of service, market data, advancement potential, recruiting needs, internal equity, retention requirements, unrealized equity gains, succession planning and current compensation governance practices. While the HRCG Committee reviews and discusses both peer data and, in some cases, survey data compiled by the HRCG Committee’s outside compensation consultant, the HRCG Committee does not directly tie individual compensation to specific target percentiles of our peer group.

2018 EXECUTIVE COMPENSATION PROGRAM IN DETAIL

Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. In making base salary decisions, the HRCG Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The HRCG Committee takes into account factors such as relevant market data, individual performance and contributions, and length of service. The HRCG Committee determined the appropriate annual base salary rate for each NEO as follows:

Name	2017 Base Salary	2018 Base Salary	% Adjustment
Mark K. Mason[1]	$700,000	$700,000	—%
Mark R. Ruh[2]	$315,000	$315,000	—%
Rose Marie David[3]	$350,000	$350,000	—%
William Endresen[3]	$315,000	$315,000	—%
Darrell van Amen[4]	$328,850	$338,716	3%
1Given Mr. Mason’s total remuneration compared to market and the lower performance of the Company in 2017, the HRCG Committee determined no increase would be appropriate for 2018.
2Mr. Ruh’s base compensation was not adjusted in 2018 because his compensation upon hire as CFO was set to take into account estimated 2018 market compensation.
3Ms. David’s and Mr. Endresen’s base salaries were not adjusted as their compensation compared to market was considered appropriate.
4Mr. van Amen received an adjustment of 3% to align with market and reflect his dual role as Treasurer and Chief Investment Officer.
All of our NEOs are eligible to receive incentive awards, which are designed to focus executives on short-term financial and strategic goals that are designed to contribute to long-term value.
The non-commissioned NEOs are eligible to participate in the Annual Incentive Plan, which provides an opportunity to receive an annual incentive award that is contingent on achieving pre-defined annual corporate objectives, as well as individual goals. Commissioned NEOs are eligible for annual incentive awards under separate arrangements, which provide for payout opportunities based on their respective business units’ performance results.
Non-Commissioned Incentive Plan Awards. The Annual Incentive Plan provided our non-commissioned NEOs with the opportunity to earn a performance-based annual cash incentive award. Actual bonus payouts depend on the achievement of pre-established performance objectives and can range from 0% to 150% of target award amounts.
Target annual incentive opportunities are expressed as a percentage of base salary, and were established by the HRCG Committee based on the NEO’s level of responsibility and his or her ability to impact overall results. The HRCG Committee also considers market data in setting target award amounts. 2018 target award opportunities for the non-commissioned NEOs were as follows:

Non-Commissioned NEO	Target Opportunity as % of Base Salary
Mark K. Mason	75%
Mark R. Ruh	45%
Darrell van Amen	45%
Actual awards for the CEO are assessed by the HRCG Committee based on his performance against corporate financial goals and his individual performance. Actual awards for the other NEOs are based on the achievement of corporate or business unit financial goals and individual performance objectives as assessed and recommended by the CEO and approved by the HRCG Committee. For 2018, the Compensation Committee established the following balance between corporate and individual goals:

Non-Commissioned NEO	Corporate Goals Weight	Individual Goals Weight
Mark K. Mason[1]	80%	20%
Mark R. Ruh	50%	50%
Darrell van Amen	50%	50%
1 Mr. Mason’s corporate goal achievements are more heavily weighted because he is responsible for Company-wide results as CEO. The other NEOs have a more limited ability to impact certain corporate goals, especially those that are based on segment-level results such as ROTE for Commercial and Consumer Lending, mortgage loan volume or credit quality.

Corporate Performance Goals, Metrics and Results. At the beginning of each plan year, the HRCG Committee approves the corporate financial measures and threshold, target and maximum goals for the Plan. The 2018 financial performance metrics were chosen to be in alignment with our 2018-2020 Strategic Plan as approved by the Board. The measures were designed to support our continuing efforts in increasing our financial strength, developing a profitable Commercial and Consumer Banking Segment through organic growth and strategic acquisitions. In addition, the corporate performance goals focused on optimizing mortgage banking capacity within our existing geographic footprint and leveraging mortgage customer distribution by marketing bank products and services. We use core results to more accurately measure management’s performance against our operating plan. Core results adjust our actual results for nonrecurring revenue and expense items such as the impact of tax reform and merger and acquisition expenses. Here are the performance measures we used for 2018 and why:

•Overall Core ROTE: ROTE means return on tangible equity. Tangible equity is determined by removing goodwill and identifiable intangible assets (other than loan servicing rights) from shareholders’ equity. Core returns are calculated by excluding the expenses and revenues related to mergers and acquisitions, the expenses of the expansion in new markets, and the impact of tax law changes. Overall Core ROTE includes Mortgage Lending ROTE as we continue to focus on the long-term profitability of this business.
•Commercial and Consumer ROTE: HomeStreet Bank’s long-term strategy is to grow our Commercial and Consumer Banking operations (which was accounted for as a separate segment in 2018), to diversify our balance sheet and broaden our sources of earnings. Commercial and Consumer ROTE is determined using core returns with respect to the Commercial and Consumer Banking Segment but is otherwise calculated in the same manner as Overall Core ROTE.
•Classified Assets/Total Assets: This is considered a key measure of the quality of HomeStreet Bank’s loan portfolio. Classified assets consists of (1) loans graded substandard, doubtful or loss, and (2) other real estate owned, which is real estate typically acquired through foreclosure or default that is a non-earning asset of HomeStreet Bank. The lower the ratio is of classified assets to total assets, the better the result. Credit risk management remains a major focus of HomeStreet Bank so that management takes a balanced approach to growth, with an appropriate risk/return profile.
•Core Deposit Growth: Growing core deposits is an important strategy to improve our deposit mix and support asset growth. Increasing core deposits supports the reduction of our proportion of alternative funding and helps us to manage funding costs in a rising rate environment. Core deposits are retail checking, savings and money market account deposits and exclude CDs, servicing deposits, brokered deposits, and other wholesale deposits.
•Loan Origination (non-Single Family): We seek to grow and diversify our earning assets and reduce earnings volatility by increasing loan production in our Commercial and Consumer Banking business. Loan portfolio growth will increase our net interest income, a stable source of revenue.
The following table shows the performance measures, assigned weights, and 2018 results, for the corporate component of the Annual Incentive Plan. Proposed goals are chosen to be in alignment with our 2018-2020 strategic plan, as approved by the Board. Overall, core ROTE and non-mortgage lending targets were set above 2017 actual performance. Commercial and consumer ROTE and classified assets to total assets targets were set above the 2017 targets. Based on the core deposit growth rate for peers in years without acquisition activity, data suggested median organic growth rates were close to 8% in recent years which was in line with the strategic plan goals used to set the target for 2018.

Performance Measure	Weight	Threshold	Target	Stretch	Results
Overall Core ROTE	25.00%	8.00%	10.23%	15.00%	4.93%
Commercial & Consumer Core ROTE	25.00%	7.00%	9.00%	11.00%	9.86%
Classified Assets to Total Assets[1]	10.00%	1.38%	0.87%	0.36%	0.24%
Core Deposit Growth	20.00%	5.00%	7.26%	11.00%	10.12%
Non-Mortgage Lending Volume (in millions)[2]	20.00%	$2,516	$3,593	$4,670	$2,925
Actual Payout as a Percentage of Target					86.82%
1Calculated by taking the ending value of the sum of nonperforming loans and other real estate owned assets divided by HomeStreet Bank’s total assets.
2Measured by all HomeStreet Bank’s lending volume excluding single family mortgage loans. Lending types included in this category are commercial-related loan types such as commercial real estate, commercial construction and commercial and industrial – both secured and unsecured – as well as non-single family mortgage loan consumer-related types such as residential construction, home equity and consumer – both secured and unsecured.
Corporate performance results between threshold and target and between target and maximum are calculated on a straight-line interpolation basis. Annual incentive awards are calculated based on actual performance as compared to the goals described above. The HRCG Committee has the discretion to reduce or increase the payouts to the extent it determines appropriate to reflect the business environment and market conditions that may affect HomeStreet’s financial and stock price performance. No such discretion was exercised by the HRCG Committee for payouts earned in 2018.
Individual performance goals. Individual performance goals are established at the beginning of each plan year. An NEO’s individual goals may relate to responsibilities, projects and initiatives specific to the executive’s business or function that are not covered in the corporate performance measurements, such as acquisition achievements.

To assess individual performance against the goals, the HRCG Committee selected qualitative goals for the CEO tied to key strategic initiatives, as well as his responsibility in the areas of profitability, diversification, business growth and credit quality. Similarly, the CEO selected qualitative goals for the other non-commissioned NEOs based on the specific department and business goals that support the overall corporate goals.
Mr. Mason’s individual goals included (1) improving the efficiency of the Commercial and Consumer business through reorganization of the business, implementation of a sales management tool and reduction of expenses.; (2) improving scalability and infrastructure through technology advancements and investments; (3) diversifying net income; and (4) achieving satisfactory audits from external regulatory and accountant exams and internal audits.
Mr. Ruh’s individual goals were focused primarily on a continued review of costs, systems and capabilities of the departments reporting to him in an effort to streamline and reduce operating expenses. His specific goals included (1) the optimization of capital structure, (2) improvement of the forecasting process (3) reduction of accounting staff expense through staff reduction and reorganization; (4) the continued maintenance of our internal controls; and (5) management of M&A activity.
Mr. van Amen’s individual goals were focused on portfolio management, quantitative analysis, liquidity and capital management.  His specific goals included (1) directing the investment portfolio strategy of HomeStreet Bank by cultivating proper broker relationships, researching and analyzing investment classes and structures, and dictating funding and deposit gathering requirements (2) developing overall strategy and execution of asset valuation and sensitivity testing, (3) leading valuation and hedging activities, (4) improving execution on single-family loan sales and the gain on sale, and (5) creation of capital plan and strategies to improve capital levels.
2018 Annual Incentive Plan Results. Based on the corporate results and individual performance achievements described above, the HRCG Committee approved the following Annual Incentive Plan incentive award payouts:

Non-Commissioned NEO	Corporate Component (% of Target Achieved)	Individual Component (% of Target Achieved)	Overall Award (As a % of a Target Opportunity)	Actual Payout ($)
Mark K. Mason	86.82%	50%[1]	79.46%	$417,143
Mark R. Ruh	86.82%	100%	93.41%	$132,409
Darrell van Amen	86.82%	100%	93.41%	$142,375
1The HRCG Committee determined that Mr. Mason’s achievement for his individual component should be significantly less than target based on the HRCG Committee’s assessment of the company’s overall performance. Mr. Ruh was awarded 100% of target for having met his goals set for the 2018 fiscal year, including those related to the optimization of the Company's capital structure, the Company's merger, acquisition and divestiture strategies, improving the efficiency of the finance and accounting team and improving the Company's noninterest expenses and efficiency ratio. Mr. van Amen was awarded 100% of target for having met his goals for the 2018 fiscal year, including those related to management of the Company's investment portfolio, developing and implementing a plan for managing the financing and funding of the Company's capital resources, developing, maintaining and executing an appropriate hedge strategy in accordance with best practices for the industry, and providing overall leadership of the Company's treasury group, including managing and validating models to identify and mitigate risk.

Commissioned NEOs Incentive Plan Arrangements
Commissioned NEOs are eligible for annual incentive awards under separate arrangements, which provide for payout opportunities based on their respective business units’ performance results. Specifically, their respective award opportunities are based 50% on business unit profitability and 50% on lending volume.
Ms. David’s quarterly volume incentive is paid on achievement relative to five performance tiers calculated in basis points for certain levels of loan origination. One basis point is equal to 1/100th of a percent. The lowest tier pays out 1.40 basis points on purchase loans and 0.8 basis points on refinance loans for the first $300 million of volume. The highest tier pays out on a declining basis at 0.44 basis points on purchase loans and 0.24 basis points on refinance loans for volume over $975 million. The annual profitability incentive pays out 2.11% of the Company’s Mortgage Banking Segment pre-tax income (post allocations and excluding income and expense for Windermere Mortgage Services Series LLC). The profitability component of Ms. David’s incentive plan has a hold back of 10% of the award until year end to capture performance quality metrics. This remaining 10% of the award is paid out based on reaching specified quality metrics related to satisfactory audit results, compliance with the regulatory and reporting requirements of the Equal Credit Opportunity Act and limiting manufacturing defects in the origination of loans to below 1%. These defects include such areas as underwriting errors, regulatory compliance errors, fraud or misrepresentation by borrowers and unacceptable appraisals. Because the profitability goals were not met, there was no holdback to be paid to Ms. David in 2018. Ms. David received a total of $466,087 under the cash incentive plan in 2018, which is almost 30% lower than the payout in 2017 given the underperformance of the mortgage operation.
Mr. Endresen’s monthly volume incentive is paid on achievement relative to three performance tiers and is calculated based on the aggregate value of loans originated in the Commercial Real Estate and Commercial Capital Segment, which we refer to as production volume. The lowest tier pays out at 2.45 basis points for the first $80 million in volume, which is an increase from 1.90 last year. This change was made given Mr. Endresen’s key role in the Company's growth plan and the exceptional performance in exceeding his plan and expanding the business and is designed to continue to retain Mr. Endresen. The second tier pays out at 2.85 basis points on production volume over $80 million and up to $100 million. The third tier pays out at 5.55 basis points on production volume over $100 million. The profitability incentive is paid out quarterly at 0.85% of combined HomeStreet Commercial Real Estate and Commercial Capital Segment pre-tax income (post allocations). Although the incentive was earned entirely in 2018, 50% of each quarter’s incentive was withheld and paid at year-end. Additionally, the entire incentive is subject to a discount based on the ratio of Commercial Real Estate and Commercial Capital Segment classified loans to Commercial Real Estate and Commercial Capital Segment total loans as defined by the Credit Administration department of HomeStreet Bank. This incentive discount is intended to encourage loan production consistent with the safety and soundness of HomeStreet Bank and is paid after year-end. Mr. Endresen received a total of $639,425 under the cash incentive plan in 2018.
Performance Goals, Metrics and Results. The following table shows the performance measures, and 2018 results, for the commissioned NEOs:

Performance Measure	Target	Results
Single Family Lending
Profitability[1]	$ 25.4 million	—
Lending Volume[2]	$ 8.0 billion	$ 6.55 billion

Commercial Real Estate
Profitability[3]	$ 48.16 million	$ 35.96 million
Lending Volume[4]	$ 1.47 billion	$ 1.18 billion
1Profitability is a percentage of pre-tax income (after determining allocation of consolidated Company overhead expenses and excluding income and expense for Windermere Mortgage Services)
2Lending volume payout is a five-tiered basis points structure. As the volume tiers increase, the basis point tier payout decreases.
3Profitability is a percentage of the pre-tax income (after determining allocation of consolidated Company overhead expenses) of the Commercial Real Estate and Commercial Capital Business Segments.
4Lending volume consists of a three-tiered basis point payout structure on loan volume paid monthly.
2018 Award Payouts. Based on the performance results described above, the following incentive awards were paid to the commissioned NEOs:

Name	Target Payout ($)	Actual Payout ($ Earned)	Actual Payout (% of Target)
Rose Marie David[1]	$1,070,605	$466,087	43.5%
William Endresen[2]	$902,747	$639,425	70.8%
1 Ms. David’s actual payout was less than 100% of target due to reduced loan origination volume, the interest rate environment and lack of housing inventory in our primary markets, reducing the demand for refinance and purchase mortgages.
2 Mr. Endresen’s actual payout was less than 100% of target due to lower than anticipated profitability and production volume.
Long-Term Incentives
Since 2014, our long-term incentive compensation has consisted of a combination of RSUs and PSUs that are granted under the 2014 Plan.
2018 Target Long-Term Incentive Award Grants. In January 2018, the Company granted long-term incentive awards consisting of 50% RSUs and 50% PSUs as approved by the HRCG Committee. The value of the equity awards determined by the HRCG Committee was based on a target value as a percentage of base salary. The HRCG Committee determines the target by reviewing peer group data and appropriate market data relevant to the banking industry and sets targets at levels intended to create a meaningful opportunity for reward predicated on increasing shareholder value. In addition to considering competitive market data, the HRCG Committee considers an individual’s performance history, an individual’s potential for future advancement and promotions, the CEO’s recommendations for awards other than his own, and the value of existing vested and unvested outstanding equity awards. The relative weight given to each of these factors varies among individuals at the HRCG Committee’s discretion.
The table below shows the grant date fair value of long-term incentive awards granted in January 2018 to each of the NEOs:

NEO	RSUs		PSUs[1]		Total Value
	$ Value	# of Shares	$ Target Value	# of shares	$	# of shares
Mark K. Mason	$262,540	8,679	$262,540	8,679	$525,080	17,358
Mark R. Ruh	$70,876	2,343	$70,876	2,343	$141,752	4,686
Darrell van Amen	$74,052	2,448	$74,052	2,448	$148,104	4,896
Rose Marie David	$35,030	1,158	$35,030	1,158	$70,059	2,316
William Endresen	$78,771	2,229	$78,771	2,229	$157,542	5,208
1 PSUs are shown at target grant date fair value
The number of shares covered by RSUs was determined by dividing the value listed above by the closing price of our common stock on the grant date of January 29, 2018. The target number of shares covered by PSUs was determined by dividing the target value listed above by the closing price on the grant date of January 29, 2018.
The RSUs vest incrementally in three equal installments on the first, second and third anniversaries from the grant date. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability on the applicable vesting date.
The PSUs are earned and vested based on achieving a specified company performance result and continued employment over the three-year performance period. In each case, the vesting of the award is also contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the HRCG Committee certifies the achievement of the performance goal for the relevant performance period.
A Closer Look at PSUs. PSUs are designed to focus the NEOs on financial objectives that support the Company’s three-year strategic plan. The HRCG Committee sets performance measures at the beginning of each year along with threshold, target and maximum performance metrics. These measures and metrics are chosen primarily based on HomeStreet Bank’s strategic plan against the backdrop of comparator peer data as provided by our independent, outside consultant. Payout opportunity ranges from 0% to 150% of target. PSUs are earned and vest at the end of a three-year performance period.
For the 2018-2020 performance period, the HRCG Committee selected Core ROTE as the sole performance measure upon which vesting will be based and established absolute performance requirements at threshold, target, and maximum. Performance results between threshold (50% of target payout) and target (100% payout) and between target and maximum (150% of target payout) are calculated on a straight-line interpolation basis. The target performance level was designed to be achievable, but required the coordinated cross-functional focus and efforts of the executives, while the maximum performance level was designed to be difficult to achieve.

	Threshold	Target	Maximum
Core ROTE performance	9.5%	11.82%	16.00%
Payment as a % of target	50%	100%	150%
Vesting Provisions that Apply to All Equity Grants. In addition to the vesting provisions described above, our 2014 Plan provides that in the event of a change in control (as defined in the 2014 Plan) if the surviving entity does not assume the outstanding awards or place the participants in a similar plan with no diminution in value of awards, all then outstanding equity awards, including RSUs and PSUs, will vest upon the change in control. Additionally, the 2014 Plan provides that if a participant is terminated without cause (as defined in the 2014 Plan) or resigns for good reason (as defined in the 2014 Plan) within 12 months following such change in control, his or her outstanding equity awards will vest upon the termination date. Please see the section entitled “Potential Payments Upon Termination or Change in Control” for more information regarding such provisions and the retirement, death or disability provisions described above.
2016-2018 Performance Period Results and Payouts. For the 2016-2018 performance period, PSUs were based on a single measure, Average Return on Tangible Equity (“ROTE”) over the performance period of 12 fiscal quarters beginning January

1, 2016 and ending December 31, 2018. The performance results were calculated based on averaging the 12 fiscal quarter’s performance results. The following chart shows the threshold, target and maximum metrics for the 2016-2018 PSUs and performance for this period.

	Threshold	Target	Maximum	Results
Average ROTE Performance	9.18%	11.95%	13.35%	8.99%
Payout as a % of Target	—%	100%	150%	—%
Because the threshold performance metric was not satisfied, NEOs did not receive any shares under the 2016-2018 PSUs.
In 2019, the HRCG Committee determined that a performance goal of total shareholder return would better align the incentives tied to the PSUs with long-term shareholder value and will use a performance metric based on total shareholder return for PSU grants beginning in 2019, for the measurement period of 2019 through 2021.

OTHER PRACTICES, POLICIES AND GUIDELINES

Clawback Provisions
Our short-term cash incentive plans include a clawback provision in the event of a material restatement of financial results. If the Board reasonably determines that an executive engaged in knowing or intentionally fraudulent or illegal conduct that materially contributed to the need for the restatement, the Board, based on available remedies, will seek recovery or forfeiture from that executive officer of all or a portion of his or her incentive compensation. The clawback amount would be determined by comparing the actual incentive received by the executive officer under the short-term incentive plan during the period prior to the restatement, with the amount that should have been earned had performance been measured on the basis of the restated results. The difference would be recovered from the executive.

Health and Welfare Benefits
All NEOs are provided with the same medical, dental, vision and life insurance programs as all other benefits-eligible employees of the Company on the same terms and conditions as applicable to these employees generally.

401(k) Savings Plan
All employees, including our NEOs, are eligible to make pre-tax contributions under the HomeStreet, Inc. 401(k) Plan (the “401(k) Plan”) and may be eligible to receive a discretionary matching contribution. An employer matching contribution may begin immediately after enrollment in the 401(k) Plan for employees who are at least 18 years of age and meet applicable service requirements. Currently, the Company matches 100% on the first 3% and 50% on the next 2% of deferrals (maximum of 4%). This matching contribution is taxable when the employee withdraws the money whether the employee has contributed on a pre-tax or post-tax basis.

Perquisites and Other Personal Benefits
The Company does not have a formal perquisite policy or provide any supplemental executive retirement plans, although the HRCG Committee periodically reviews perquisites for our NEOs. We provide our NEOs with benefits that we believe are reasonable and consistent with our overall compensation program and beneficial to the Company in attracting and retaining qualified executives. Among these are health club memberships and parking as well as relocation benefits for Mr. Endresen and Mr. Ruh, both of whom transferred from offices in California to our headquarters in Seattle, Washington.

Risk Assessment
It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to the Company’s financial performance. However, because performance and sales-based incentives play a large role in our compensation programs, we strive to ensure that incentives do not result in actions that may conflict with the long-term interests of the Company, our shareholders and our customers. Therefore, the HRCG Committee reviews an evaluation of all of our plans covered under the Sound Incentive Compensation Policies as well as those that have sales components (applicable to executives and employees below the executive level) for attributes that could cause excessive risk-taking or unethical sales practices. The HRCG Committee concluded that our programs and practices do not encourage excessive risk-taking nor do they encourage unethical sales practices that could potentially cause harm to our customers.

Tax Considerations
In determining executive compensation, the HRCG Committee considers, among other factors, the possible tax consequences to the Company and to the executives. However, the HRCG Committee believes that it is important to retain flexibility in designing the compensation programs that meet the Company's stated objectives. For this reason, the HRCG Committee will not necessarily limit compensation to those levels or types of compensation that will be tax deductible. The HRCG Committee does consider alternative forms of compensation, consistent with the Company's compensation goals that preserve deductibility.
Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the HRCG Committee considers the deductibility of compensation as one factor in determining executive compensation, the HRCG Committee believes it is in the best interests of our shareholders to maintain flexibility in our approach to executive compensation and to structure a program that we believe to be the most effective in attracting, motivating and retaining key executives.

Executive Employment Agreements
We use employment agreements to retain certain executives and the talent, skills, experience and expertise that they provide to the Company, with a goal of protecting the Company and the shareholders and providing necessary stability and skilled leadership for the Company. All NEOs have an employment agreement, with the exception of Mr. van Amen and Ms. David.
Such employment agreements provide for the severance benefits summarized in the table below. Incentive amounts for severance purposes are determined as the greater of the executive’s then-current target performance incentive or the performance incentive the executive received in the prior year.

Name	Involuntary Termination without Cause or Resignation for Good Reason	Termination without cause or for Good Reason in Connection with a Change in Control
Mark K. Mason	2x salary | 2x incentive	2.5x salary | 2.5x incentive
Mark R. Ruh	2x salary | 2x incentive	2x salary | 2x incentive
Darrell van Amen	2x salary | 2x incentive	2x salary | 2x incentive
William Endresen	1.5x salary | 1.5x incentive	1.5x salary | 1.5x incentive
In addition, Mr. Mason is entitled to receive 18 months of continuing health insurance coverage for him and his dependents in the event of an involuntary termination without cause or resignation for good reason, regardless of whether a change in control occurs, or upon a termination of employment for total disability.
All employment agreements of the Company with its executive officers provide that in the event any payment or benefits to be provided to the executive under his employment agreement would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the executive would be entitled to receive either (a) the full amount of such payment or benefit, taking into account the amount that would actually be received by the executive after application of all taxes and the excise tax imposed by Section 4999 of the Code, or (b) an amount reduced to the minimum extent necessary to avoid such payment or benefit being a “parachute payment”, depending on which alternative provided the executive the highest payment net of tax treatment. Executives would be responsible for any excise tax owing on any “parachute payments” paid under their employment agreements. None of HomeStreet’s employment agreements with any executive or any other employee contains any provision to provide for a gross up of excise tax payments under any circumstances, including a change in control.
In January 2018, we entered into new employment agreements with Mr. Mason and Mr. Endresen (the “2018 Employment Agreements”). Mr. Mason’s 2018 Employment Agreement provides that he will have an annual base salary of not less than $700,000 and will be eligible for an annual performance-based incentive bonus with a target award equal to 75% of his annual salary, provided that the Board or the HRCG Committee may set a lower or higher bonus amount based on performance and peer group data provided by Pearl Meyer. The change in control provision remains unchanged. In the event of a termination without cause or termination by him (as those terms are defined in the agreement), Mr. Mason will receive the termination benefits described above. The term of Mr. Mason's employment agreement is three years, with an automatic renewal for successive one-year terms absent notice from either party not to renew within 180 days before the end of the term.
Mr. Endresen’s 2018 Employment Agreement provides that he will have an annual base salary of not less than $315,000 and that he will be eligible for annual performance-based incentive bonuses pursuant to the Company’s incentive bonus compensation plans for executive officers in effect from time to time based on loan production volume, pre-tax, pre-incentive division income, credit quality and other targets that may be established from time to time by the Board or the HRCG Committee.

Mr. Endresen is also eligible to participate in the Company’s standard benefits programs and may be awarded additional equity-based compensation. The term of Mr. Endresen's employment agreement is three years, with an automatic renewal for successive one-year terms absent notice from either party not to renew within 180 days before the end of the term. In February 2018, we amended Mr. Endresen’s 2018 Employment Agreement to increase the amount of cash severance Mr. Endresen would receive from one times his incentive amount to one-and-a-half times his incentive amount, as described above. The HRCG Committee approved the amendment based on its review of market data for comparable positions provided by Pearl Meyer. Mr. Endresen also has an agreement with the Company for relocation assistance that provides for reimbursement of certain expenses related to his relocation from California to Washington state. Those reimbursements are earned pro rata over the first two years of the term of the agreement; if Mr. Endresen were to terminate his employment with the Company prior to October 2019, he would be required to refund the unearned portion of such advances.

We entered into an employment agreement with Mr. Ruh in September 2017 which provides that he will have a base salary of no less than $315,000 per year and will be eligible for a performance-based target incentive bonus of 45% of his annual salary with a maximum incentive bonus of 67.5% of annual salary. The agreement also provides for a one-time equity grant of restricted stock units valued at $100,000 effective on or around September 11, 2017, and an equity incentive award (granted 50% as RSUs and 50% PSUs) in an amount equal to 45% of Mr. Ruh's annual salary, with such grant to be made in January 2018. The employment agreement also provided for relocation assistance to Mr. Ruh in the form of reimbursement of certain expenses incurred by Mr. Ruh in relocating from California to Washington state. Those reimbursements are earned pro rata over the first two years of the term of the agreement; if Mr. Ruh were to terminate his employment with the Company prior to September 2019, he would be required to refund the unearned portion of such advances.
We believe that having in place reasonable and competitive post-employment compensation arrangements is essential to attracting and retaining highly qualified executive officers. Our post-employment compensation arrangements are designed to provide reasonable compensation to executive officers who leave the Company under certain circumstances to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.
In determining payment and benefit levels under the various circumstances covered by such post-employment compensation arrangements, the HRCG Committee has drawn a distinction between voluntary terminations of employment, terminations of employment for cause, and involuntary termination of employment in connection with or not involving a change in control of the Company. Payment in the latter circumstances has been deemed appropriate in light of the benefits to us described above, as well as the likelihood that the executive officer’s departure is due, at least in part, to circumstances not within his or her control.
In contrast, we believe that payments are generally not appropriate in the event of a voluntary resignation or termination of employment for cause because such events often reflect either an affirmative decision by the executive officer to end his or her relationship with us or inadequate performance.

HUMAN RESOURCES AND CORPORATE GOVERNANCE COMMITTEE REPORT
The information contained in this report shall not be deemed to be “soliciting material” to be "filed” with the SEC, or to be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulations S-K) or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference in future filings with the SEC except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
The HRCG Committee has reviewed and discussed the CD&A with management. Based on that review and those discussions, the HRCG Committee recommended to the Board that the CD&A be included in the Proxy Statement for the 2019 Annual Meeting of the Shareholders and the Annual Report on Form 10-K for the year ended December 31, 2018.
This report is submitted by the Company’s Human Resource and Corporate Governance Committee consisting of Doug Smith (Chair), Sandra Cavanaugh, Victor Indiek, Thomas King and George “Judd” Kirk.

2018 Summary Compensation Table
The following table sets forth certain information regarding the compensation awarded to, earned by, or paid to our named executive officers during 2018 and, to the extent required by SEC executive compensation disclosure rules, 2017 and 2016.

Name and Principal Positions	Year	Salary[1] ($)	Bonus ($)	Stock Awards[2] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation[3] ($)	Change in Pension and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation[4] ($)	Total ($)
Mark K. Mason, Chief Executive Officer	2018	700,000	—	525,080	—	417,143	—	18,849	1,661,072
	2017	690,385	—	787,574	—	392,819	—	21,181	1,891,958
	2016	637,500	—	412,557	—	588,809	—	23,248	1,662,114
Mark R. Ruh, Executive Vice President, Chief Financial Officer	2018	315,000	—	141,752	—	132,409	—	88,379	677,540
	2017	280,673	—	190,100	—	125,350	—	29,022	625,145
Darrell van Amen, Executive Vice President, Chief Investment Officer & Treasurer	2018	336,818	—	148,104	—	142,375	—	14,848	642,145
Rose Marie David, Senior Executive Vice President, Mortgage Lending Director	2018	350,000	—	70,059	—	466,087	—	14,896	901,042
	2017	350,000	—	40,102	—	650,745	—	14,740	1,055,587
	2016	200,000	—	40,058	—	1,651,565	—	23,002	1,914,625
William Endresen, Executive Vice President, Commercial Real Estate and Commercial Capital President	2018	315,000	—	157,542	—	639,425	—	110,083	1,222,050
	2017	312,116	—	120,144	—	660,143	—	219,376	1,311,778
	2016	291,634	—	106,014	—	570,048	—	47,277	1,014,973
1 The figures shown for salary represent amounts earned for the fiscal year, whether or not actually paid during such year.
2 Amounts represent the aggregate grant date fair market value computed in accordance with FASB ASC Topic 718. For details of all assumptions made in such calculations, see Note 16 to our financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2018. The annual stock awards for 2018 comprised 50% RSUs and 50% PSUs for each executive officer receiving annual grants. The grant date for the 2018 RSUs and PSUs for all executive officers was January 28, 2018. The PSU awards listed above are based on reaching target performance, which was the probable achievement level at the time of grant. The value of the PSUs at their grant date if the Company reached maximum performance for 2018 would be $393,810 for Mr. Mason, $106,314 for Mr. Ruh, $111,078 for Mr. van Amen, $52,544 for Ms. David, and $118,157 for Mr. Endresen.
3Represents amounts earned for services rendered during the fiscal year, whether or not actually paid during such fiscal year under the Annual Incentive Plan.
4 The figure shown for each NEO for 2018 includes: (i) 401(k) matching contributions: Mr. Mason, $11,000, Mr. Ruh, $11,000, Mr. van Amen, $11,000, Ms. David, $11,000, and Mr. Endresen, $0; (ii) health club membership: Mr. Mason, $2,570, Mr. Ruh $2,315, and Mr. van Amen, $2,618; (iii) parking: for each of Mr. Mason and Mr. van Amen of $1,230, and $710 for Ms. David; and (iv) housing and relocation expenses in connection with transferring their primary office from California to our headquarters in Seattle: Mr. Endresen, $108,782, and Mr. Ruh, $75,064.

2018 GRANTS OF PLAN BASED AWARDS
Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]					Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)[2]	Target (#)[2]	Maximum (#)[2]	All Other Stock Awards: Number of Shares of Stock or Stock Units (#)[3]	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Award ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Mark K. Mason		262,500	525,000	787,500	—	—	—	—	—	—	—
	1/29/18	—	—	—	—	—	—	8,679	—	—	262,540
	1/29/18	—	—	—	4,340	8,679	13,019	—	—	—	262,540
Mark R. Ruh		70,875	141,750	212,625	—	—	—	—	—	—	—
	1/29/18	—	—	—	—	—	—	2,343	—	—	70,876
	1/29/18	—	—	—	1,172	2,343	3,515	—	—	—	70,876
Darrell van Amen		76,211	152,422	228,633	—	—	—	—	—	—	—
	1/29/18	—	—	—	—	—	—	2,448	—	—	74,052
	1/29/18	—	—	—	1,224	2,448	3,672	—	—	—	74,052
Rose Marie David		—	1,070,605	—	—	—	—	—	—	—	—
	1/29/18	—	—	—				1,158		—	35,030
	1/29/18	—	—	—	579	1,158	1,737			—	35,030
William Endresen			902,747	—	—	—	—	—	—	—	—
	1/29/18	—	—	—	—	—	—	2,604	—	—	78,771
	1/29/18	—	—	—	1,302	2,604	3,906	—	—	—	78,771
1 Grants to Mr. Mason, Mr. Ruh and Mr. van Amen are under the Annual Incentive Plan. Please see “Annual Incentive Plan Awards (Short-Term Incentives)” above in CD&A for more information. Grants to Ms. David and Mr. Endresen are pursuant to their individual commission plans. For our commissioned NEOs, the annual cash incentives awards are entirely commission-based and do not have a threshold for payment or a cap on the maximum amount that can be paid under the award. The target amount disclosed in this table represents the amount each commissioned NEO was expected to receive under the Company’s 2018 strategic plan at the beginning of fiscal year 2018. Please see “Commissioned NEOs Incentive Plan Arrangements” above in CD&A for more information.
2 Represents grants of PSUs under the 2014 Plan. Awards vest following determination by the HRCG Committee of satisfaction of performance goals over a three-year performance period ending on December 31, 2020. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the HRCG Committee certifies the achievement of performance goals for the relevant performance period. In addition, such awards may vest in connection with a change in control in certain circumstances. Please see the section entitled “Long-Term Incentives” in the CD&A and the section entitled “Potential Payments Upon Termination or Change in Control” for more information.
3 Represents grants of RSUs under the 2014 Plan. Awards vest ratably on the first, second and third anniversaries of the date of grant. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability, on the applicable vesting date. In addition, such awards may vest in connection with a change in control in certain circumstances. Please see the section entitled “Long-Term Incentives” in the CD&A and the section entitled “Potential Payments Upon Termination or Change in Control” for more information.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END
		OPTION AWARDS						STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested (#)[1,2]		Market Value Shares or Units of Stock that Have Not Vested ($)[3]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)[4]	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[3,4]
Mark K. Mason	1/28/2016	—	—	—	—	—		3,409		72,373	—	—
	1/28/2016[2]	—	—	—	—	—	—	0		0	—	—
	1/26/2017	—	—	—	—	—	—	6,030		128,017	—	—
	1/26/2017	—	—	—	—	—	—	—		—	9,045	192,025
	3/8/2017	—	—	—	—	—	—	7,520		159,650	—	—
	1/29/2018	—	—	—	—	—	—	8,679		184,255	—	—
	1/29/2018	—	—	—	—	—	—	—	—	—	8,679	184,255
Mark R. Ruh	1/26/2017	—	—	—	—	—	—	1,114		23,650	—	—
	1/26/2017	—	—	—	—	—	—	—		—	1,671	35,475
	9/11/2017	—	—	—	—	—	—	2,722		57,788
	1/29/2018	—	—	—	—	—	—	2,343		49,742	—	—
	1/29/2018	—	—	—	—	—	—	—		—	2,343	49,742
Darrell van Amen	1/27/2011	2,800	—	—	2.00	1/27/2021		—		—	—	—
	2/10/2012	21,960	—	—	11.00	2/10/2022		—		—	—	—
	9/7/2012	30,000	—	—	17.80	9/7/2022		—		—	—	—
	1/28/2016	—	—	—	—	—		1,004		21,315	—	—
	1/28/2016[2]	—	—	—	—	—		0		0	—	—
	1/26/2017	—	—	—	—	—		1,642		34,860	—	—
	1/26/2017	—	—	—	—	—		—		—	2,463	52,289
	1/29/2018	—	—	—	—	—		2,448		51,971	—	—
	1/29/2018	—	—	—	—	—		—		—	2,448	51,971
Rose Marie David	1/28/2016	—	—	—	—	—		331		7,027	—	—
	1/28/2016[2]	—	—	—	—	—		0		0	—	—
	1/26/2017	—	—	—	—	—		496		10,530	—	—
	1/26/2017	—	—	—	—	—		—		—	744	15,795
	1/29/2018	—	—	—	—	—		1,158		24,584	—	—
	1/29/2018	—	—	—	—	—		—		—	1,158	24,584
William Endresen	1/28/2016	—	—	—	—	—		876		18,597	—	—
	1/28/2016[2]	—	—	—	—	—		0		0	—	—
	1/26/2017	—	—	—	—	—		1,486		31,548	—	—
	1/26/2017	—	—	—	—	—		—		—	2,229	47,322
	1/29/2018	—	—	—	—	—		2,604		55,283	—	—
	1/29/2018	—	—	—	—	—		—		—	2,604	55,283

1 Includes RSU awards that vest ratably over three years from the date of grant. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability on the applicable vesting date. In addition, such awards may vest in connection with a change in control in certain circumstances. Amount shown reflects the number of RSUs that had not vested as of December 31, 2018. Please see the section entitled “Long-Term Incentives” in the CD&A and the section entitled “Potential Payments Upon Termination or Change in Control” for more information.
2 Also includes PSU awards granted in January 2016. Amount shown reflects that no PSUs were earned as the performance goal for the three-year performance period covering fiscal years 2016-2018 was not met. Had the goal been met, such PSUs would not have been vested as of December 31, 2018, because the vesting of such PSUs was also contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date that the HRCG Committee certified the achievement of performance goals for the relevant performance period, which certification did not occur until March 2019. Such awards may also vest in connection with a change in control in certain circumstances. Please see the section entitled “Long-Term Incentives” in the CD&A and the section entitled “Potential Payments Upon Termination or Change in Control” for more information.
3 Based on the December 31, 2018 closing market price of the Company’s shares of common stock on Nasdaq of $21.23 per share.
4 Includes PSU awards granted 2017 and 2018. Amount shown reflects the target number of PSUs; each award has a maximum value equal to 150% of the target value. Vesting of PSUs is based on achievement of a performance goal that was based on ROTE during a three-year performance period. For PSUs granted in 2017, the performance period covers fiscal years 2017-2019. For PSUs granted in 2018, the performance period covers fiscal years 2018-2020. In each case, the vesting of the award is also contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the HRCG Committee certifies the achievement of performance goals for the relevant performance period. Amounts included in the table are based on target award amounts; each award has a maximum value equal to 150% of the target value. In addition, such awards may vest in connection with a change in control in certain circumstances. Please see the section entitled “Long-Term Incentives” above in the CD&A and the section entitled “Potential Payments Upon Termination or Change in Control” for more information.
The following table sets forth the number of shares acquired from the vesting of RSUs and PSUs by each of the NEOs during fiscal year 2018. The table also presents the value realized upon such vesting, as calculated based on the closing price per share of our common stock on the Nasdaq on the vesting date. There were no stock option exercises in 2018.

2018 STOCK OPTION EXERCISES AND STOCK VESTED
	Option Award		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark K. Mason	—	—	18,225	$552,102
Mark R. Ruh	—	—	1,918	$54,725
Darrell van Amen	—	—	4,399	$133,396
Rose Marie David	—	—	1,654	$50,179
William Endresen	—	—	4,532	$136,616

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements
As described above in the “Compensation Discussion and Analysis,” as of December 31, 2018, we had entered into executive employment agreements, which provide for certain severance benefits in the event of a qualified termination with each of the NEOs other than Ms. David and Mr. van Amen.

Severance Provisions
The agreements provide for payment of severance amounts based on the executive’s annual salary and annual incentive plan award or, in the case of Mr. Endresen, commission-based incentive payments, of between one times and two times base salary and incentive payments. Mr. Mason’s employment agreement also provides for up to 18 months of continuing health insurance coverage for such executive and his dependents in the event his employment is terminated by the Company or the surviving entity without cause (or by him with good reason).

Change in Control Severance Provision
Such NEO employment agreements also provide for certain severance benefits in the event (1) there is a change in control event (as defined in each executive’s agreement) and (2) the executive is either terminated by us or the successor company without cause (as defined in each executive’s agreement) or terminates his or her employment for good reason (as defined in each executive’s agreement) within 90 days prior to or 12 months following the change in control (as defined in each executive’s agreement). The agreements provide for payment of severance amounts based on the executive’s annual salary and annual incentive plan award or, in the case of Mr. Endresen, commission-based incentive payments, of between one-and-a-half times and two-and-a-half times base salary and incentive payments. Mr. Mason’s employment agreement also provides for up to 18 months of continuing health insurance coverage for such executive and his dependents in the event his employment is terminated by the Company or the surviving entity without cause (or by him with good reason) in connection with a change in control. Payments and benefits may be delayed six months following separation from service in connection with a change in control in order to comply with Section 409A of the Code.
Each NEO’s employment agreement contains a “better after-tax” provision, which provides that if any of the payments to the executive constitutes a parachute payment under Section 280G of the Code, the payments will either be (i) reduced or (ii) provided in full to the executive, whichever results in the executive receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code.

Additional Severance Benefit
In addition, in the event of a termination due to his total disability, Mr. Mason would receive 18 months of health insurance coverage for himself and his dependents.

Condition to Receiving Severance Benefits
As a condition to receiving any severance benefits under his or her employment agreement to which the executive would not otherwise be entitled, the executive must execute a release of all of his or her rights and claims relating to his or her employment and comply with certain post-termination restrictions, including, among other things, continuing to comply with the terms of his or her proprietary information and non-disclosure agreement, and for a period of six to 18 months, depending on the executive, comply with certain non-solicitation and non-competition provisions that are set forth in each executive’s employment agreement.

Severance and Change in Control Agreement
HomeStreet has entered into Change in Control Agreements with certain senior officers who do not have a change in control provision as part of an employment agreement, including Mr. van Amen. The Change in Control Agreement with Mr. van Amen provides an enhanced severance payment in certain circumstances: if within 12 months following a change in control or 90 days prior to such change in control, the employee is terminated by the Company for any reason except for “Cause” (as defined in the agreement) or the employee resigns for “Good Reason” (as defined in the agreement), Mr. van Amen will receive two times his current salary plus an amount equal to his last annual bonus or his target incentive compensation for the current year, whichever is greater, provided a release agreement is signed at the time of termination.

2014 Plan
In addition to the severance benefits included in the employment agreements, our 2014 Plan provides that in the event of a change in control (as defined in the 2014 Plan) if the surviving entity does not assume the outstanding awards granted under the 2014 Plan or place the participants in a similar plan with no diminution in value of awards, all then outstanding equity awards will vest upon the change in control. In addition, the 2014 Plan provides that if a participant is terminated without cause (as defined in the 2014 Plan) or resigns for good reason (as defined in the 2014 Plan) within 12 months following such change in control, his or her outstanding equity awards will vest upon the termination date.

2014 Plan Award Agreements
Our standard form of RSU agreement provides that RSUs vest incrementally in three equal installments on the first, second and third anniversaries from the grant date. In each case, the vesting of the award is contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability on the applicable vesting date. If the NEO’s continuous service terminates as a result of the NEO’s death, disability, or retirement on or after age 65, a pro rata portion of the RSUs will vest as of the date of such termination equal to the number of full months from the grant date until the date of such event divided by 36, times the total number of RSUs granted, less the number of RSUs vested as of a previous anniversary date.
Our standard form of PSU agreement provides that PSUs are earned and vested based on achieving specified company performance over the three-year performance period. In each case, the vesting of the award is also contingent on the NEO’s employment with the Company not having been terminated for any reason other than retirement, death or disability prior to the date the HRCG Committee certifies the achievement of the performance goal for the relevant performance period. If the NEO’s continuous service terminates during the performance period as a result of the NEO’s retirement on or after age 65, the PSUs will vest for that NEO at the end of the performance period in a pro rata portion of the PSUs subject to achievement of the performance goal as if the NEO’s continuous service had not terminated. The pro rata portion will be calculated by multiplying the PSUs thus vested by a fraction, the numerator of which equals the number of full months that the NEO was employed during the performance period and the denominator of which equals 36. If the NEO’s continuous service terminates during the performance period as a result of the NEO’s death or disability, the NEO will vest on a pro-rata basis to the extent PSUs would be vested based on actual performance during the full quarters employed during the performance period. The pro-rata fraction will be calculated by multiplying then-vested PSUs by a fraction, the numerator of which equals the number of full months that the NEO was employed during the performance period and the denominator of which equals 36.
The tables below set forth the value of compensation and benefits that would become payable to each of the NEOs as of December 31, 2018 assuming (1) a change in control had occurred on that date and/or (2) the NEO experienced a qualifying termination of employment on that date, and in the case of payments made in connection with a change in control without considering the impact of the “better after-tax” provision. The applicable amounts are reported based upon the NEO’s compensation as of such date and based on the Company’s closing stock price of $21.23 on December 31, 2018. In the case of termination benefits, these benefits are in addition to what the NEO would receive in the event of any termination, and the benefits available generally to salaried employees, such as earned but unpaid salary, accrued but unused vacation consistent with the Company’s policy, and reimbursement of reasonable business expenses incurred for activities prior to such date of termination.
The actual amounts that would be paid in connection with such events can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon such an event, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the Company’s stock price and the executive’s current base salary.
The benefits payable assuming (1) the applicable NEO is terminated without cause or resigns for good reason on December 31, 2018 and (2) no change in control has occurred, as reported in the below table, are as follows:
•Cash severance: cash severance amounts consist of (1) between one-and-one-half times and two-times annual base salary, depending on the executive, plus (2) between one time and two times the greater of the executive’s annual cash target incentive or the last annual cash incentive paid to the executive, depending on the executive; and
•Benefits continuation: for Mr. Mason, the Company would also pay for health insurance benefits for the executive and his dependents for up to 18 months following termination.

2018 POTENTIAL PAYMENTS UPON TERMINATION OUTSIDE OF A CHANGE IN CONTROL
Cash Severance
Name	Severance Payment	Highest Bonus Amount	Benefit Payments
Mark K. Mason	$1,400,000	$1,050,000	$26,020
Mark R. Ruh	$630,000	$283,500	$—
Rose Marie David[1]	$—	$—	$—
William Endresen	$472,500	$1,354,121	$—
Darrell van Amen[1]	$—	$—	$—
1 Ms. David and Mr. van Amen do not have an employment agreement and are not entitled to severance benefits in this scenario.
The benefits payable assuming (1) the applicable NEO is terminated without cause or resigns for good reason on December 31, 2018, (2) a change in control has occurred and (3) the NEO’s RSUs and PSUs are assumed, as reported in the below table, are as follows:

•	Cash severance: cash severance amounts consist of (1) between one-and-one-half times and two-and-one-half times annual base salary, depending on the executive, plus (2) between one-and-one-half times and two-and-one-half times the greater of the executive’s annual cash target incentive or the last annual cash incentive paid to the executive, depending on the executive;

•	Benefits continuation: for Mr. Mason, the Company would also pay for health insurance benefits for the executive and his dependents for up to 18 months following termination; and

•	Equity awards: each outstanding equity award under the 2014 Plan that remains subject to vesting provisions will vest in full, with PSUs vesting at target levels.

2018 POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL
Cash Severance				Intrinsic Value of Accelerated Awards if Awards are Assumed[1]
Name	Severance Payment	Highest Bonus Amount	Benefits Payments	Vesting of RSUs	Vesting of PSUs	Total
Mark K. Mason	$1,750,000	$1,312,500	$26,020	$544,295	$593,400	$4,226,215
Mark R. Ruh	$630,000	$283,500	—	$131,180	$85,217	$1,129,897
Darrell van Amen[2]	$677,432	$304,844	—	108,146	168,205	1,258,627
Rose Marie David[3]	$—	$—	—	$42,142	$61,461	$103,603
William Endresen	$472,500	$1,354,121	—	$105,428	$158,397	$2,090,446
1 Based on the December 31, 2018 closing market price of the Company’s shares of common stock on Nasdaq of $21.23 per share. In the event awards granted under the 2014 Plan are assumed or replaced and the executive officer is terminated without cause or resigns for good reason within 12 months of the change in control, such RSUs and PSUs will become immediately vested at the time of the date of termination. PSUs will vest at 100% of target levels.
2 While Mr. van Amen does not have an employment agreement, he would be paid a severance amount in this circumstance pursuant to his Change in Control Agreement with the Company.
2 Ms. David does not have an employment agreement. For purposes of this disclosure, we have assumed Ms. David would be treated as all other employees who are not contractually entitled to severance benefits who are terminated without cause or resign for good reason within 12 months following such change in control.
The benefits payable assuming a change in control occurred in December 31, 2018 where the surviving entity does not assume the outstanding awards or place the participants in a similar plan with no diminution in value of awards, as reported in the below table, are as follows:
•Equity awards: each outstanding equity award under the 2014 Plan that remains subject to vesting provisions will vest in full, with PSUs vesting at target levels.

2018 POTENTIAL PAYMENTS UPON A CHANGE IN CONTROL WHERE AWARDS ARE NOT ASSUMED
	Intrinsic Value of Accelerated Awards[1]
Name	Vesting of RSUs	Vesting of PSUs	Total
Mark K. Mason	$544,295	$593,400	$1,137,695
Mark R. Ruh	$131,180	$85,217	$216,397
Darrell van Amen	$108,146	$168,205	$276,351
Rose Marie David	$42,142	$61,461	$103,603
William Endresen	$105,428	$158,397	$263,825
1 Based on December 31, 2018 closing market price of the Company’s common stock on Nasdaq of $21.23 per share. Under the 2014 Plan, all RSUs and PSUs will become immediately vested at the time of a change in control if the acquiring company does not assume or replace such awards.
The benefits payable assuming the applicable NEO’s termination of employment on December 31, 2018 due to retirement, death or disability as reported in the below table are as follows:
•Equity awards: each outstanding equity award under the 2014 Plan that remains subject to vesting provisions will vest on a pro-rata basis (as described above), with PSUs vesting based on actual performance during the full quarters employed during the performance period.
•Benefits continuation: for Mr. Mason, the Company would also pay for health insurance benefits for the executive and his dependents for up to 18 months.

2018 POTENTIAL PAYMENTS UPON RETIREMENT, DEATH OR DISABILITY
	Vesting of RSUs[1]			Vesting of PSUs[1,2]			Benefit Payment
Name	Retirement[3]	Death	Disability	Retirement[3]	Death	Disability	Disability
Mark K. Mason	—	$544,294	$544,294	—	$593,400	$593,400	$26,020
Mark R. Ruh	—	$131,180	$131,180	—	$85,217	$85,217	—
Darrell van Amen	—	$108,146	$108,146	—	$168,205	$168,205	—
Rose Marie David	—	$42,142	$42,142	—	$61,461	$61,461	—
William Endresen	—	$105,428	$105,428	—	$158,397	$158,397	—
1 Based on the December 31, 2018 closing market price of the Company’s common stock on Nasdaq of $21.23 per share.
2 While PSUs vest pro rata based on actual performance during the full quarters employed during the performance period, the actual results cannot be determined until the HRCG certifies the achievement of the performance goal following the end of the relevant performance period. Therefore, PSUs reported in this table reflect the target level of performance goals for PSUs where the performance period ends December 31, 2018, December 31, 2019 and December 31, 2020.
3 None of the NEOs are retirement eligible under the terms of their outstanding RSUs and PSUs.

RATIO OF CEO PAY TO MEDIAN EMPLOYEE PAY

•2018 annual total compensation of the median employee of HomeStreet Bank (excluding the CEO) was $79,645.96
•2018 annual total compensation of our CEO, Mr. Mason, was $1,665,072
•For 2018, the ratio of the annual compensation of Mr. Mason to the median annual total compensation of all our employees was 21 to 1
How We Identified the Median Employee
To identify the median Company employee, we identified our total employee population as of December 31, 2018, and, in accordance with SEC rules, excluded the CEO. We then used a consistently applied compensation measure, which in our case was 2018 W-2 employee data to arrive at the median employee. This data included base pay, overtime, bonus payouts, incentives, commissions and the value of equity awards upon vesting. We did not annualize any compensation, apply any cost of living adjustments or exclude any employees.

As required by the SEC, after identifying our median employee, we calculated 2018 annual total compensation for our median employee using the same methodology that we used to determine Mr. Mason’s annual total compensation as reported in the Summary Compensation Table on page 33.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and our methodology described above.

Director Compensation

Non-Employee Director Compensation
All directors of the Company also serve as directors of HomeStreet Bank. We believe that our overall non-employee director compensation program is reasonable and appropriate based on our review of peer financial institution data and the data provided by Pearl Meyer, the HRCG Committee’s outside compensation consultant.

Non-employee directors are paid an annual retainer of $64,000 per year, with a minimum of $30,000 of that fee being paid in fully vested stock (subject to any individual director’s election to receive more of the fees in fully vested stock, up to 100% of all fees). Committee chairs each earn an additional annual retainer of $10,000 for each committee of the Board they chair, and the lead independent director also earns an additional $10,000 annual retainer. Each non-employee director also earns a fee of $500 per committee meeting attended for all committees other than the Executive Committee (other than for short, telephonic committee meetings for which the fee is $250 per meeting). Members of the Executive Committee are paid an additional annual retainer of $10,000 for their service on that committee in lieu of per-meeting fees. Annual retainer fees (including the retainer for membership on the Executive Committee) are paid one-half in cash and one-half in fully vested stock, subject to any individual director's election to receive more than 50% of such fees in stock (up to 100%). Meeting fees are paid in cash, subject to any individual director's election to receive any portion of such fees in fully vested stock (up to 100%). Beginning in January 2018, directors have also been able to elect to receive some or all of their stock compensation in the form of vested deferred stock awards that are settled upon the termination of their service on the Board or at another future date of the director’s choosing. All fees are paid on a quarterly basis, and fees that are paid in fully vested stock or deferred stock awards are granted under the 2014 Plan, with the number of shares or deferred stock awards granted determined based on dividing the amount of fees to be paid by the per-share closing price of Company common stock on the last business day prior to grant, rounding down to the nearest whole number and paying any fractional share amount in cash.
Director Stock Ownership Guidelines
In 2018, the Board amended the Principles of Corporate Governance to revise the stock ownership guidelines for non-executive directors. Under these guidelines, each non-executive director is expected to own at least three times the annual retainer fee, valued at the closing price of the common stock on the date of acquisition, (the “Minimum Ownership Level”) at all times from and after the third anniversary of such director’s appointment or election to the Board until the end of such director’s service to the Company as a director. Directors are not required to acquire additional stock to increase their holdings to the Minimum Ownership Level in the event of a decline in the stock value. However, if a sale or other transfer from a director’s account results in the director owning less than the Minimum Ownership Level in shares of the Company’s common stock, the director is then required to re-establish his or her Minimum Ownership Level. Stock received by non-executive directors as part of their director compensation may be counted toward the accumulation of the Minimum Ownership Level. As of April 15, 2019, all directors who have been on the Board for three years or more are in compliance with our stock ownership guidelines.

Directors’ Deferred Compensation Plan
In 1999, we adopted a plan to permit directors to defer all or a portion of their fees received for services as a director that would otherwise be payable in cash (with a minimum $2,500 deferral in a plan year for those who elect to make such deferrals). Interest earned on participant deferrals is equal to the average five-year daily treasury rate for the quarter. A participant or his or her beneficiary will begin receiving a distribution of his or her deferrals for a particular plan year upon the earliest of (1) a future date specified by the participant, (2) the participant’s death or (3) the date the participant ceases to be a director. The form of payment includes either a single lump sum payment or annual installment payments over a period of up to ten years. The participant has a limited ability to change these elections. None of our directors participated in the plan during 2018, and there are no current account balances from prior deferrals.

Compensation for Employee Directors
Employee directors do not receive compensation for serving on our Board. Accordingly, Mark Mason, who serves as Chairman and is an executive of the Company, is not paid any additional retainer or compensation for his services as a director and Chairman.

2018 Director Compensation Table
The following table shows the compensation earned by, or paid to, our non-employee directors for 2018, including Timothy R. Chrisman, who resigned from his role as a director effective January 22, 2018. This table includes all compensation earned or paid to all directors who were on our Board during any portion of 2018.

Name	Fees Earned or Paid in Cash ($)[8]	Stock Awards ($)[9,10]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Scott M. Boggs	77,282	44,968	—	—	—	—	122,250
Sandra A. Cavanaugh[1]	31,382	18,540	—	—	—	—	49,922
Timothy R. Chrisman[2]	—	—	—	—	—	—	—
David A. Ederer[3]	39	89,211	—	—	—	—	89,250
Victor H. Indiek[4]	47,822	32,428	—	—	—	—	80,250
Thomas E. King	53,486	32,847	—	—	—	—	86,333
George "Judd" Kirk[5]	50	96,200	—	—	—	—	96,250
Mark R. Patterson[6]	54,556	34,944	—	—	—	—	89,500
Douglas I. Smith	46	100,454	—	—	—	—	100,500
Donald R. Voss[7]	69,283	43,747	—	—	—	—	113,030
1 Ms. Cavanaugh was appointed to the Board in May 2018.
2 Mr. Chrisman resigned from the Board in January 2018.
3 Mr. Ederer received $66,735 in deferred stock awards as RSUs and $22,476 in fully vested stock grants.
4 Mr. Indiek received $23,695 in deferred stock awards as RSUs that will vest upon termination of his service as a director, and $8,733 in fully vested stock grants.
5 Mr. Kirk received $64,711 in deferred stock awards as RSUs that will vest upon the earlier of January 1, 2010 or the termination of his service as a director, and $21,489 in fully vested stock grants.
6 Mr. Patterson joined the Board in January 2018.
7 Mr. Voss received $35,014 in deferred stock awards as RSUs that will vest upon the termination of his service as a director, and $8,733 in fully vested stock grants.
8 The following directors elected to receive all or a portion of their cash fees in stock (either fully vested stock grants or deferred stock awards granted as restricted stock units): Mr. Ederer, $54,250; Mr. Kirk, $66,250; and Mr. Smith, $65,500.
9 The amounts shown represent the aggregate grant date fair value for the stock awards granted in Fiscal 2018, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). For details of all assumptions made in such calculations, see [Note 16] to our financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2018.
10 Stock awards granted to non-employee directors in fiscal 2018 consist of (a) shares of common stock granted quarterly to our non-employee directors as part of their individual annual retainer or (b) restricted stock units that will vest on the earlier of a date chosen by the director electing to receive such deferred stock awards or the date such director ceases service on the Board. The following directors have elected to receive a portion of their stock awards in 2018 as restricted stock units in lieu of vested stock grants, and each held unvested restricted stock awards in the amounts set forth next to his name as of December 31, 2018, while the remainder of the directors elected to receive fully vested stock grants and so do not hold any unvested stock awards as of December 31, 2018:

Director	Number of Unvested Stock Awards	Vesting Date
David A. Ederer	3,474	Upon termination of director's Board Service
Victor Indiek	1,241	Upon termination of director's Board Service
George "Judd" Kirk	3,417	Upon the earlier of January 1, 2020 or termination of director's Board Service
Donald R. Voss	1,803	Upon termination of director's Board Service

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2018.

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

(1)
Consists of 253,125 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 131,565 shares subject to RSUs awarded under the 2014 Plan and 241,013 shares issuable under PSUs awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards. The 2010 Plan was terminated when the 2014 Plan was approved by our shareholders on May 29, 2014. While the terms of the 2010 Plan remain in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan.

(2)
Shares issued on vesting of RSUs and PSUs under the 2014 Plan are done without payment by the participant of any additional consideration and therefore have been excluded from this calculation. The weighted average exercise price reflects only the exercise price of the options issued under the 2010 Plan that are still outstanding as of the date of this table.

(3)	Consists of shares remaining available for issuance under the 2014 Plan.

(4)
Consists of retention equity awards granted in 2010 outside of the 2010 Plan but subject to its terms and conditions: a non-statutory stock option granted to a senior vice president (who is not an executive officer) for 8,000 shares on November 29, 2010 with an exercise price of $0.75 per share and a non-statutory stock option granted to an executive officer on January 27th, 2011 for 2,800 shares at $2.00 per share, which in each case expire ten years from the date of grant and were subject to a four-year vesting schedule. As of December 31, 2018, both awards were fully vested.

PRINCIPAL SHAREHOLDERS
The following table sets forth the beneficial ownership of our common stock as of April 15, 2019, by:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person known to us to be the beneficial owner of more than 5% of any class of our securities.
The amounts and percentage of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The SEC has defined “beneficial” ownership of a security to mean, generally, the possession, including shared possession, directly or indirectly, of voting power or investment power. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Unless otherwise indicated, we believe that each of the shareholders listed has sole voting and investment power with respect to their beneficially owned shares of our common stock.
The percentages reflect beneficial ownership as of April 15, 2019, as determined under Rule 13d-3 under the Exchange Act and are based on 27,040,545.6 shares of our common stock outstanding as of that date. In addition, any options exercisable or RSU vesting within 60 days of April 15, 2019 are included in the beneficial ownership of the holder of such option, and the percentage ownership for that holder is calculated by adding the aggregate number of options exercisable or RSUs vesting within 60 days of April 15, 2019 to both the number of shares held by that specific shareholder and the total number of shares outstanding. Unless otherwise set forth in the following table, the address of the listed shareholders is c/o HomeStreet, Inc., 601 Union Street, Suite 2000, Seattle, Washington 98101.
Unless otherwise indicated, all ownership interests or voting power referenced herein, either in percentage terms or number of shares, in respect of the Company’s outstanding shares, have been calculated in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Black Rock, Inc.[1] 55East 52nd Street New York, NY 10022	3,968,609	14.68%
Dimensional Fund Advisors LP2 6300 Bee Cave Road Building One Austin, TX 78746	2,271,156	8.4%
NWQ Investment Management Company, LLC[3] 2409 Century Park East, 16th Floor Los Angeles, CA 90067	1,764,997	6.53%
Roaring Blue Lion Capital Management, L.P.[4] Charles W. Griege, Manager 8115 Preston Road, Ste 550 Dallas, TX 75225	1,742,109	6.44%
Vanguard Group[5] PO Box 2600 V26 Valley Forge, PA 19482	1,598,858	5.91%
Russell Investments Group, Ltd.[6] 1301 Second Ave., Suite 1800 Seattle, WA 98101	1,402,130	5.19%
Mark K. Mason[7]	144,664	*
Scott M. Boggs[8]	22,514.4	*
Sandra A. Cavanaugh	1,107	*
David A. Ederer[9]	38,404.6	*
Victor H. Indiek[10]	10,855.6	*
Thomas E. King[11]	18,824	*
George "Judd" Kirk[12]	20,030.4	*
Mark R. Patterson[13]	96,771	*
Donald R. Voss[14]	7,392	*
Douglas I. Smith[15]	77,282	*
Mark R. Ruh	4,617	*
Rose Marie David	23,746	*
Darrell van Amen[16]	95,904.7	*
Bill Endresen[17]	2,543.6	*
All executive officers and directors as a group (21 persons)[18]	835,075.7	3.01%
* less than 1.0%
1 Based on Schedule 13G/A filed with the SEC on January 28, 2019.
2 Based on Schedule 13G/A filed with the SEC on February 8, 2019.
3 Based on Schedule 13G/A filed with the SEC on February 14, 2019.
4 Based on Schedule 13D/A filed with the SEC on April 19, 2019. Roaring Blue Lion Capital Management and Mr. Griege also disclosed in their Schedule 13D/A that (a) they are acting as a group with Ronald Tanemura; according to the Schedule

13D/A, Mr. Tanemura owns an additional 15,000 shares of the Company’s common stock and (b) Mr. Griege and his son directly hold an additional 18 shares in a joint personal account.
5 Based on Schedule 13G/A filed with the SEC on February 12, 2019.
6 Based on a Schedule 13G filed with the SEC on January 31, 2019.
7 Includes 300 shares held by Courtney Mason, Mr. Mason's spouse.
8 Includes 7,900 shares held jointly with Patricia Boggs, Mr. Bogg's spouse.
9 Includes (a) 1,000 shares held as sole trustee for the Alicia Ruth Apple Trust dated August 14,1992, and (b) 1,000 shares held as sole trustee for the Lucas James Apple Trust dated August 14, 1992. Mr. Ederer also holds Restricted Stock Units that represent a contingent right to receive 3,474 shares of the Company's common stock to be delivered at the time Mr. Ederer leaves the Board for any reason. Mr. Ederer has not indicated any plans to leave the Board in the next 60 days so these RSUs are not included in his beneficial ownership.
10 Includes (a) 6,404 shares held by the Indiek Family Trust U/A dated May 4, 1989, of which Mr. Indiek is the sole trustee and (b) Restricted Stock Units that represent a contingent right to receive 1,241 shares of the Company's common stock to be delivered at the time Mr. Indiek leaves the Board for any reason. Mr. Indiek has indicated that he will be retiring from the Board at the 2019 annual meeting of the shareholders, however that meeting is not expected to occur within 60 days of April 15, 2019, so these shares are not included in his total beneficial ownership.
11 All shares owned indirectly through the Thomas E. King Living Trust, of which Mr. King is the sole trustee and beneficiary.
12 Includes 6,488.4 shares of common stock held jointly by Barbara Kirk, Mr. Kirk’s spouse. Mr. Kirk also holds Restricted Stock Units that represent a contingent right to receive 3,417 shares of the Company's common stock to be delivered on the earlier of January 1, 2020 or at such time as Mr. Kirk leaves the Board for any reason. Mr. Kirk has not indicated any plans to leave the Board in the next 60 days so these RSUs are not included in his beneficial ownership.
13 Includes 95,000 shares held by Mark and Michele Patterson Family Trust U/A dated August 23, 2010; Mr. Patterson and his spouse, Michele Patterson, are co-trustees and beneficiaries and share voting and investment power over the assets of the trust.
14 Includes 1,000 shares held as sole trustee for the Voss Family Trust. Mr. Voss also holds Restricted Stock Units that represent a contingent right to receive 1,803 shares of the Company's common stock to be delivered at the time Mr. Voss leaves the Board for any reason. Mr. Voss has not indicated any plans to leave the Board in the next 60 days so these RSUs are not included in his beneficial ownership.
15 Includes 61,300 shares of common stock held jointly by Ann Smith, Mr. Smith’s spouse.
16 Includes (a) 54,760 shares issuable upon exercise of options vested as of or within 60 days of April 15, 2019 and (b) 2,286.7 shares held through the 401(k) Plan as of the most recent statement date of April 15, 2019. Participants in the Company’s 401(k) Plan have the authority to direct voting of shares they hold through the 401(k) Plan.
17 Includes 450.569 shares held through the 401(k) Plan as of the last statement date of April 15, 2019. Participants in the Company’s 401(k) Plan have the authority to direct voting of shares they hold through the 401(k) Plan.
18 Includes an aggregate of (a) 193,597 shares issuable on exercise of options vested as of or within 60 days of April 15, 2019, and (b) 6,030.3 shares held through the 401(k) Plan as of the most recent statement date of April 15, 2019. Participants in the Company’s 401(k) Plan have the authority to direct voting of shares they hold through the 401(k) Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2018, and each proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•
any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than a tenant or employee), had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described where required under “Executive Compensation” and “Corporate Governance - Director Compensation.”

Loans
From time to time, HomeStreet Bank makes loans to directors, executive officers, principal shareholders, and their related interests (collectively, “insiders”) in the ordinary course of business. These loans are subject to the Federal Reserve

Board’s Regulation O, which requires that they be made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for non-insiders. Regulation O generally defines a principal shareholder as a person that directly or indirectly, or acting through or in concert with one or more other persons, owns, controls or has the power to vote more than 10% of any class of voting shares. Loans to immediate family members not living in the director, officer, or principal shareholder’s home are not subject to Regulation O; however, HomeStreet Bank’s Corporate Compliance department reviews these loans to ensure they meet the same qualifications listed above. All such loans originated in 2018 comply with these provisions and do not involve more than the normal risk of collectability or present other features unfavorable to us.
Transaction Involving Rich Bennion
In December 2018, at a time when Rich Bennion, our Executive Vice President, Affiliated Business Director was considered an executive officer of the Company, HomeStreet Bank made a loan to Mr. Bennion's son and daughter-in-law, Reid and Nicole Bennion, in the amount of $272,000 to refinance real estate and cash out Mr. Bennion's interest as the existing lender on the property. Prior to the funding of the loan, Mr. Bennion held a promissory note for $265,000 secured by a deed of trust in the property which was repaid from the proceeds of the loan to his son and daughter-in-law. The loan to Mr. Bennion's son and daughter-in-law was made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with non-insiders, and in the opinion of management does not involve more than a normal risk of collectability nor does it present other unfavorable features. Mr. Bennion's potential interest in the transaction was reviewed by the audit committee pursuant to the Company's conflict of interest policies.

Indemnification Agreements
We have entered into indemnification agreements with all of our current and former directors and certain of our current and former executive officers, including Mr. Mason and Ms. David. Subject to certain limitations, these agreements require us to indemnify these individuals to the fullest extent permitted under applicable law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Procedures for Approval of Related Party Transactions
As described above, HomeStreet Bank is subject to the requirements of Regulation O, which places certain restrictions on loan transactions between HomeStreet Bank and its directors, executive officers and principal shareholders (or any of their related interests). HomeStreet Bank surveys Company and Bank directors and senior and executive officers each year to identify their related interests. The Board has adopted a policy for lending to our employees, directors and executive officers to ensure compliance with Regulation O. Loans by HomeStreet Bank to our directors, executive officers, principal shareholders and their related interests that exceed $500,000 in aggregate require the approval of HomeStreet Bank’s board of directors.
In accordance with the Audit Committee’s charter, the Audit Committee has reviewed and pre-approved in writing any proposed related party transactions. However, certain types of transactions, including certain loans made in the ordinary course of business, executive officer employment arrangements and director compensation required to be disclosed in our proxy statements, certain charitable contributions, transactions where all shareholders receive a proportional benefit and transactions entered into through a competitive bid prices, may be automatically deemed pre-approved as related party transactions under our Related Person Transaction Policies and Procedures, a copy of which is available on our website at www.homestreet.com. In the case of a loan requiring HomeStreet Bank board approval under Regulation O, review and approval by our Board is still required despite any such pre-approval as a related party transaction.

Director Independence
The information under "Corporate Governance — Director Independence" in Item 10 above is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm
The following table presents fees billed for professional audit services and other services rendered to the Company by Deloitte & Touche LLP for the years ended December 31, 2018 and December 31, 2017. Amounts in this table are presented in thousands.

	Fiscal Year Ended December 31,
	2018	2017
Audit Fees[1]	1,695	$1,783
Audit-Related Fees[2]	—	69
Tax Fees[3]	199	208
All Other Fees[4]	45	—
Total	1,939	$2,060
1 Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and for the review of our quarterly financial statements, as well as services that generally only our independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
2 Audit-Related Fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements in connection with acquisition transactions completed by the Company during the reported fiscal year.
3Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
4All Other Fees consist of fees billed for products and services provided by the principal accountant other than the Audit Fees, Audit-Related Fees and Tax Fees.
Pre-Approval of Audit and Non-Audit Services
It is the responsibility of HomeStreet’s Audit Committee to pre-approve all audit and non-audit services provided by our independent auditor. The Audit Committee has adopted a policy authorizing certain permissible audit and non-audit services to be performed by our independent auditor with subsequent reporting and oversight required by the Audit Committee. Permissible services, not pre-approved pursuant to this policy, require specific review and approval prior to the engagement by the Audit Committee, or a designated member. All services rendered by and fees paid to our independent auditor are reported to and monitored quarterly by the Audit Committee. The Audit Committee considers whether the provision of related audit services is compatible with maintaining the independent registered public accounting firm’s independence. To assist the Audit Committee in its oversight responsibilities, the pre-approval policy identifies the three basic principles of independence with respect to services provided by the independent registered public accounting firm, as well as the non-audit services the independent registered public accounting firm is prohibited from providing. All services provided by Deloitte in each of the last two fiscal years were pre-approved by the Audit Committee.

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)-(2) Financial Statements and Schedules:

(i) All financial statements of the Registrant are included in the Original Form 10-K.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto included in the Original Form 10-K.

(a)(3) Exhibits:
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Furnished with the Registrant's initial Annual Report on Form 10-K for the year ended December 31, 2018. As provided in Regulation S-K, Item 601(b)(32), this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2019.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2019
Mark K. Mason, Chairman

/s/ David A. Ederer*	Chairman Emeritus of the Board	April 30, 2019
David A. Ederer, Chairman Emeritus

/s/ Mark R. Ruh	Executive Vice President, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer	April 30, 2019
Mark R. Ruh

/s/ Donald R. Voss*	Lead Independent Director	April 30, 2019
Donald R. Voss

/s/ Scott M. Boggs*	Director	April 30, 2019
Scott M. Boggs

/s/ Sandra A. Cavanaugh*	Director	April 30, 2019
Sandra A. Cavanaugh

/s/ Mark R. Patterson*	Director	April 30, 2019
Mark R. Patterson

/s/ Victor H. Indiek*	Director	April 30, 2019
Victor H. Indiek

/s/ Thomas E. King*	Director	April 30, 2019
Thomas E. King

/s/ George W. Kirk*	Director	April 30, 2019
George W. Kirk

/s/ Douglas I. Smith*	Director	April 30, 2019
Douglas I. Smith

*By /s/ Mark K. Mason		April 30, 2019
Mark K. Mason, as Attorney in Fact