Form 10-Q
period 2019-03-31
HomeStreet, Inc.
filed 2019-05-10
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
Commission file number: 001-35424
________________________________
HOMESTREET, INC.
(Exact name of registrant as specified in its charter)
________________________________

Washington	91-0186600
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
601 Union Street, Suite 2000
Seattle, Washington 98101
(Address of principal executive offices)
(Zip Code)
(206) 623-3050
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HMST	Nasdaq Global Select Market

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

The number of outstanding shares of the registrant's common stock as of May 8, 2019 was 27,041,106.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2019	December 31, 2018

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $44,221 and $28,534)	$67,690	$57,982
Investment securities (includes $812,432 and $851,968 carried at fair value)	816,878	923,253
Loans held for sale (includes $52,946 and $52,186 carried at fair value)	56,928	77,324
Loans held for investment (net of allowance for loan losses of $43,176 and $41,470; includes $4,830 and $4,057 carried at fair value)	5,345,969	5,075,371
Mortgage servicing rights (includes $68,250 and $75,047 carried at fair value)	95,942	103,374
Other real estate owned	838	455
Federal Home Loan Bank stock, at cost	32,533	45,497
Premises and equipment, net	85,635	88,112
Lease right-of-use assets	104,712	—
Goodwill	29,857	22,564
Other assets	171,776	173,445
Assets of discontinued operations	362,647	474,844
Total assets	$7,171,405	$7,042,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,178,334	$4,888,558
Federal Home Loan Bank advances	599,590	932,590
Accounts payable and other liabilities	124,365	169,160
Federal funds purchased and securities sold under agreements to repurchase	27,000	19,000
Long-term debt	125,509	125,462
Lease liabilities	120,237	—
Liabilities of discontinued operations	249,339	167,931
Total liabilities	6,424,374	6,302,701
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 27,038,257 shares and 26,995,348 shares	511	511
Additional paid-in capital	342,049	342,439
Retained earnings	411,826	412,009
Accumulated other comprehensive loss	(7,355)	(15,439)
Total shareholders' equity	747,031	739,520
Total liabilities and shareholders' equity	$7,171,405	$7,042,221

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2019	2018
Interest income:
Loans	$62,931	$51,488
Investment securities	5,564	5,559
Other	188	64
	68,683	57,111
Interest expense:
Deposits	14,312	7,788
Federal Home Loan Bank advances	4,642	2,229
Federal funds purchased and securities sold under agreements to repurchase	304	32
Long-term debt	1,744	1,584
Other	124	30
	$21,126	$11,663
Net interest income	47,557	45,448
Provision for credit losses	1,500	750
Net interest income after provision for credit losses	46,057	44,698
Noninterest income:
Net gain on loan origination and sale activities	2,607	1,447
Loan servicing income	1,043	908
Depositor and other retail banking fees	1,745	1,937
Insurance agency commissions	625	543
(Loss) gain on sale of investment securities available for sale, net	(247)	222
Other	2,319	2,039
	8,092	7,096
Noninterest expense:
Salaries and related costs	25,279	27,205
General and administrative	8,182	8,366
Amortization of core deposit intangibles	333	406
Legal	(204)	704
Consulting	1,408	682
Federal Deposit Insurance Corporation assessments	821	861
Occupancy	4,968	4,530
Information services	7,088	6,810
Net (cost)/ benefit from operation and sale of other real estate owned	(29)	(93)
	47,846	49,471
Income from continuing operations before income taxes	6,303	2,323
Income tax expense from continuing operations	1,245	569
Income from continuing operations	$5,058	$1,754
(Loss) income from discontinued operations before income taxes (includes net loss on disposal of $12,224 for the three months ended March 31, 2019)	(8,440)	5,449
Income tax (benefit) expense from discontinued operations	(1,667)	1,337
(Loss) income from discontinued operations	(6,773)	4,112
NET (LOSS) INCOME	$(1,715)	$5,866

Basic earnings per common share:
Income from continuing operations	$0.19	$0.07
(Loss) income from discontinued operations	(0.25)	0.15
Basic earnings per share	$(0.06)	$0.22

Diluted earnings per common share
Income from continuing operations	$0.19	$0.06
(Loss) income from discontinued operations	(0.25)	0.15
Diluted earnings per share	$(0.06)	$0.22
Basic weighted average number of shares outstanding	27,021,507	26,927,464
Diluted weighted average number of shares outstanding	27,185,175	27,159,000
See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

Net (loss) income	$(1,715)	$5,866
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the year, net of tax expense (benefit) of $2,502 and $(2,658)	9,969	(10,000)
Reclassification adjustment for net losses (gains) included in net income, net of tax (benefit) expense of $(52) and $46	195	(176)
Other comprehensive income (loss)	10,164	(10,176)
Comprehensive income (loss)	$8,449	$(4,310)

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

January 1, 2018	26,888,288	$511	$339,009	$371,982	$(7,122)	$704,380
Net income	—	—	—	5,866	—	5,866
Common stock issued	83,786	—	122	—	—	122
Share-based compensation expense	—	—	771	—	—	771
Other comprehensive loss	—	—	—	—	(10,176)	(10,176)
Balance, March 31, 2018	26,972,074	$511	$339,902	$377,848	$(17,298)	$700,963

Balance, January 1, 2019	26,995,348	$511	$342,439	$412,009	$(15,439)	$739,520
Net loss	—	—	—	(1,715)	—	(1,715)
Common stock issued	42,909	—	62	—	—	62
Share-based compensation expense	—	—	(452)	—	—	(452)
Cumulative effect of adoption of new accounting standards	—	—	—	1,532	(2,080)	(548)
Other comprehensive income	—	—		—	10,164	10,164
Balance, March 31, 2019	27,038,257	$511	$342,049	$411,826	$(7,355)	$747,031

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,715)	$5,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	9,883	6,051
Provision for credit losses	1,500	750
Net fair value adjustment and gain on sale of loans held for sale	(25,560)	(14,359)
Gain on sale of mortgage servicing rights, gross	(6,206)	—
Fair value adjustment of loans held for investment	(85)	124
Origination of mortgage servicing rights	(7,916)	(15,288)
Change in fair value of mortgage servicing rights	14,260	(21,148)
Net loss (gain) on sale of investment securities	247	(222)
Net gain on sale of loans originated as held for investment	(1,613)	—
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(64)	(92)
Loss on disposal of fixed assets	—	64
Loss (recovery) on lease abandonment and exit costs	11,425	(266)
Net deferred income tax (benefit) expense	(40,515)	1,906
Share-based compensation (recovery) expense	(390)	882
Origination of loans held for sale	(1,036,635)	(1,450,347)
Proceeds from sale of loans originated as held for sale	1,047,718	1,606,661
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other assets	3,077	(6,787)
Increase (decrease) in accounts payable and other liabilities	20,372	(6,539)
Net cash (used in) provided by operating activities	(12,217)	107,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(6,683)	(70,007)
Proceeds from sale of investment securities	94,998	16,875
Principal repayments and maturities of investment securities	28,022	27,383
Proceeds from sale of other real estate owned	518	459
Proceeds from sale of loans originated as held for investment	148,585	—
Proceeds from prior sale of mortgage servicing rights	1,052	—
Net cash provided by disposal of discontinued operations	166,250	—
Origination of loans held for investment and principal repayments, net	(337,197)	(275,065)
Purchase of property and equipment	(638)	(3,579)
Net cash used for acquisitions	(32,554)	—
Net cash provided by (used in) investing activities	62,353	(303,934)

	Three Months Ended March 31,
(in thousands)	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$271,459	$288,026
Proceeds from Federal Home Loan Bank advances	2,224,300	2,613,400
Repayment of Federal Home Loan Bank advances	(2,557,300)	(2,740,900)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	2,967,000	495,000
Repayment of federal funds purchased and securities sold under agreements to repurchase	(2,959,000)	(470,000)
Repayment of lease principal	(455)	—
Proceeds from Federal Home Loan Bank stock repurchase	48,632	44,307
Purchase of Federal Home Loan Bank stock	(35,668)	(39,591)
Proceeds from stock issuance, net	—	11
Net cash (used in) provided by financing activities	(41,032)	190,253
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,104	(6,425)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	58,586	73,909
Cash, cash equivalents and restricted cash, end of period	67,690	67,484
Less restricted cash included in other assets	—	1,195
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,690	$66,289
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$22,563	$12,067
Federal and state income taxes (refunded) paid, net	(7,387)	(4)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	180	—
Loans transferred from held for investment to held for sale	153,794	36,626
Loans transferred from held for sale to held for investment	3,867	5,040
Ginnie Mae loans recognized (derecognized) with the right to repurchase, net	(27,278)	8,598
Receivable from sale of mortgage servicing rights	18,315	—
Acquisition:
Assets acquired	115,038	—
Liabilities assumed	74,942	—
Goodwill	7,293	—

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily on the West Coast of the United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, HomeStreet/WMS, Inc., HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company's accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Some of these estimates require application of management's most difficult, subjective or complex judgments and result in amounts that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations, allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 6, Derivatives and Hedging Activities).

During the three months ended March 31, 2019, the Company's Board of Directors (the "Board") adopted a Resolution of Exit or Disposal of Home Loan Center ("HLC") Based Mortgage Banking Operations to sell or abandon the assets and transfer or terminate the personnel associated with the Company's high-volume home loan center-based mortgage origination business. The Company also successfully closed and settled two separate sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for others, representing in the aggregate 71% of HomeStreet's total single family mortgage loans serviced for others portfolio at December 31, 2018. These two actions largely represent the Company's former Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the Board decision to sell or abandon the assets and personnel associated with the Company's HLC-related mortgage business and the mortgage servicing rights ("MSR") sales have met the criteria to be classified as discontinued operations and its operating results and financial condition have been presented as discontinued operations in the consolidated financial statements for the current and all comparative periods which have been recast to conform to the new presentation (see Note 2 Discontinued Operations for additional information). Unless otherwise indicated, information included in these notes to the consolidated financial statements (unaudited) are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.

In connection with the mortgage servicing rights ("MSR") sales and Board resolution regarding the former Mortgage Banking segment, the Company reassessed its reportable operating segments given these changes and associated changes made to its Chief Operating Decision Maker (CODM) package as of March 31, 2019. The Company concluded that as of March 31, 2019 the CODM evaluates the Company’s performance on a consolidated, entity-wide basis and accordingly has resulted in the elimination of segment reporting. The Company will no longer disclose operating results below the consolidated entity level which is now the reportable segment.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission ("2018 Annual Report on Form 10-K").

Share Repurchase Program
On March 28, 2019, the Board authorized a share repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $75 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.

There were no repurchases of our common stock during the quarter ended March 31, 2019.

Recent Accounting Developments

In April 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 – Financial Instruments. The new ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU for HomeStreet is January 1, 2020 with early adoption permitted for certain amendments. The Company is currently assessing this standard’s impact on our consolidated results of operations and financial condition.

In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-16 on January 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No.2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements to Provide Entities with Relief from the Costs of Implementing Certain Aspects of the New Leasing Standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted this ASU on January 1, 2019 and elected the mentioned transition option.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). The update does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted this ASU in the first quarter of 2019 and reclassified $1.5 million of stranded tax effects from AOCI to retained earnings at that time.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements. Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the provisions of this guidance on January 1, 2019 and transferred approximately $66.2 million in held to maturity securities to available for sale and recognized $548 thousand in AOCI.

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

The Company has formed a cross-functional project team and engaged third-party consultants who have jointly developed an implementation plan to satisfy the requirements of the ASU. The project team continues to work on developing and implementing the currently expected credit loss ("CECL") model including data and assumption validation, identifying key interpretive issues, documenting process flows and internal controls, and beginning parallel testing with our existing allowance model. We also engaged a third-party firm to evaluate our CECL model. The Company anticipates that an increase to the allowance for credit losses will be recognized upon adoption of the ASU to provide for the expected credit losses over the estimated life of the financial assets (principally loans); however, management is still assessing the magnitude of the increase which will depend on economic conditions and the composition and trends in the Company's loan portfolio at the date of adoption. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities classified as available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the provisions of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases: 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after
December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the date of initial application. The Company elected the transition option provided in ASU No. 2018-11 (see above), the modified retrospective approach on January 1, 2019.

The Company elected certain relief options offered in ASU 2016-02, including the package of practical expedients (no reassessment of whether any expired or existing contracts contain a lease, no reassessment of lease classification for any expired or existing leases and no reassessment of initial direct costs for existing leases), and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with original terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to reassess their assumptions used when determining lease term and impairment of right-of-use assets. The Company had facility and equipment lease agreements which were previously being accounted for as operating leases and therefore not being recognized on the Company's consolidated statement of condition. The new guidance required these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The provisions of ASU No. 2016-02 impacted the Company's consolidated statements of financial condition, along with the Company's regulatory capital ratios. On January 1, 2019, upon adoption of this standard, the Company recognized $120.8 million and $136.9 million increase in right-of-use assets and lease liabilities, respectively, based on the present value of the expected remaining lease payments. As most of our leases do not provide an implicit rate, the Company uses the FHLB Des Moines rate at lease commencement date in determining the present value of lease payments.There was no related adjustment to retained earnings. Please see Note 11 Leases for the impact of the adoption of this guidance.

NOTE 2–DISCONTINUED OPERATIONS:

On March 29, 2019, the Company successfully closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ('Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The sale resulted in a $774 thousand pre-tax increase in income from discontinued operations during the quarter. The Company expects to finalize the servicing transfer for these loans in the second and third quarters of 2019, and is subservicing these loans until the transfer dates. These loans are excluded from the Company's MSR portfolio at March 31, 2019.

On March 31, 2019, based on mortgage market conditions and the operating environment, the Board adopted a Resolution of Exit or Disposal of HLC Based Mortgage Banking Operations to sell or abandon the assets and related personnel associated with those operations. The assets being sold or abandoned largely represent the Company's former Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans.

The Company determined that the above actions constitute commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company has determined that the shift from a large-scale home-loan center based originator and servicer to a branch-focused product offering represents a strategic shift. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as held-for-sale or as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit has been eliminated and the remaining personnel, assets and liabilities of the segment are incorporated into the other operations of the Company. This has resulted in a recast of the financial statements in the current and all comparative periods as detailed below.

Subsequently, on April 4, 2019 the Company entered into a plan of sale of the HLC based mortgage origination business assets and transfer of personnel to Homebridge Financial Services, Inc. – ("Homebridge").

Assets being sold to Homebridge include up to 50 stand-alone HLCs and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that are expected to be sold or abandoned separately within one year, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and have been classified as continuing operations in the financial statements because they remain part of the Company's ongoing operations.

The following table summarizes the calculation of the net loss on disposal of discontinued operations.

Three Months Ended March 31,
(in thousands)	2019
Proceeds from asset sales	$183,151
Book value of asset sales	176,944
Gain on assets sold	6,207
Transaction costs	6,418
Compensation expense related to the transactions	1,117
Facility and IT related costs	10,896
Total costs	18,431
Net loss on disposal	$(12,224)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	March 31, 2019	December 31, 2018
ASSETS
Loans held-for-sale carried at fair value	$307,550	$269,683
Mortgage serving rights	—	177,121
Premises and equipment, net	5,291	6,689
Other assets(1)	49,806	21,351
Assets of discontinued operations	$362,647	$474,844
LIABILITIES
Deposits	219,100	162,850
Accrued expenses and other liabilities	30,239	5,081
Liabilities of discontinued operations	$249,339	$167,931

(1) Includes $15.0 million and $15.5 million in derivatives at March 31, 2019 and December 31, 2018, respectively.

Statements of Operations of Discontinued Operations

	Three Months Ended March 31,
	2019	2018
(in thousands)
Net interest income	$2,145	$3,012
Noninterest income	39,269	53,735
Noninterest expense	49,854	51,298
(Loss) income before income taxes	(8,440)	5,449
Income tax (benefit) expense	(1,667)	1,337
(Loss) income from discontinued operations	$(6,773)	$4,112

Statements of Cash Flow for Discontinued Operations

	Three Months Ended March 31,
	2019	2018
(in thousands)
Net cash (used in) provided by operating activities	$(31,117)	$86,228
Net cash provided by (used in) investing activities	178,096	(1,670)
Net cash provided by discontinued operations	$146,979	$84,558

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	At March 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$116,017	$41	$(3,912)	$112,146
Commercial	30,524	78	(220)	30,382
Collateralized mortgage obligations:
Residential	159,131	440	(3,263)	156,308
Commercial	124,572	233	(1,836)	122,969
Municipal bonds	351,499	3,694	(3,833)	351,360
Corporate debt securities	18,904	50	(490)	18,464
U.S. Treasury securities	11,216	8	(187)	11,037
Agency debentures	9,880	—	(114)	9,766
	$821,743	$4,544	$(13,855)	$812,432

HELD TO MATURITY
Municipal bonds(1)	$4,446	$46	$—	$4,492
	$4,446	$46	$—	$4,492

(1) In conjunction with adopting ASU 2017-12, in Q1 2019, we transferred $66.2 million in HTM securities to AFS.

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$112,852	$19	$(4,910)	$107,961
Commercial	34,892	109	(487)	34,514
Collateralized mortgage obligations:
Residential	171,412	221	(4,889)	166,744
Commercial	118,555	140	(2,021)	116,674
Municipal bonds	393,463	1,526	(9,334)	385,655
Corporate debt securities	21,177	1	(1,183)	19,995
U.S. Treasury securities	11,211	6	(317)	10,900
Agency debentures	9,876	—	(351)	9,525
	$873,438	$2,022	$(23,492)	$851,968

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,071	$—	$(274)	$10,797
Commercial	17,307	30	(311)	17,026
Collateralized mortgage obligations	15,624	10	(65)	15,569
Municipal bonds	27,191	190	(319)	27,062
Corporate debt securities	92	—	—	92
	$71,285	$230	$(969)	$70,546

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2019 and December 31, 2018, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of March 31, 2019 and December 31, 2018, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(428)	$1,844	$(3,484)	$106,250	$(3,912)	$108,094
Commercial	—	—	(220)	24,580	(220)	24,580
Collateralized mortgage obligations:
Residential	—	—	(3,263)	124,299	(3,263)	124,299
Commercial	(305)	17,966	(1,531)	79,387	(1,836)	97,353
Municipal bonds	(11)	8,405	(3,822)	183,339	(3,833)	191,744
Corporate debt securities	—	—	(490)	12,475	(490)	12,475
U.S. Treasury securities	—	—	(187)	9,732	(187)	9,732
Agency debentures	—	—	(114)	9,766	(114)	9,766
	$(744)	$28,215	$(13,111)	$549,828	$(13,855)	$578,043
* There were no held to maturity securities in an unrealized loss position at March 31, 2019

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(34)	$1,269	$(4,876)	$104,822	$(4,910)	$106,091
Commercial	—	—	(487)	18,938	(487)	18,938
Collateralized mortgage obligations:
Residential	(131)	24,085	(4,758)	128,899	(4,889)	152,984
Commercial	(350)	22,051	(1,671)	73,429	(2,021)	95,480
Municipal bonds	(1,283)	85,057	(8,051)	201,189	(9,334)	286,246
Corporate debt securities	(104)	5,557	(1,079)	14,213	(1,183)	19,770
U.S. Treasury securities	—	—	(317)	9,598	(317)	9,598
Agency debentures	—	—	(351)	9,525	(351)	9,525
	$(1,902)	$138,019	$(21,590)	$560,613	$(23,492)	$698,632

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(31)	$2,314	$(243)	$6,197	$(274)	$8,511
Commercial	(24)	2,800	(287)	11,256	(311)	14,056
Collateralized mortgage obligations	(65)	10,597	—	—	(65)	10,597
Municipal bonds	(102)	7,210	(217)	11,273	(319)	18,483
	$(222)	$22,921	$(747)	$28,726	$(969)	$51,647

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2019 and December 31, 2018. In addition, as of March 31, 2019 and December 31, 2018, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At March 31, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$6,326	1.64%	$105,820	2.12%	$112,146	2.09%
Commercial	—	—	18,784	2.42	7,887	2.44	3,711	3.00	30,382	2.50
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	156,308	2.43	156,308	2.43
Commercial	—	—	15,823	2.93	29,473	2.97	77,673	2.48	122,969	2.65
Municipal bonds	5,073	2.10	—	—	7,658	3.23	338,629	3.61	351,360	3.58
Corporate debt securities	1,025	3.40	7,755	3.59	9,591	3.49	93	6.15	18,464	3.54
U.S. Treasury securities	—	—	11,037	1.90	—	—	—	—	11,037	1.90
Agency debentures	—	—	—	—	9,766	2.28	—	—	9,766	2.28
Total available for sale	$6,098	2.32%	$53,399	2.63%	$70,701	2.79%	$682,234	2.97%	$812,432	2.93%

HELD TO MATURITY
Mortgage-backed securities:
Municipal bonds	—	—	1,801	2.88	2,691	2.03	—	—	4,492	2.37
Total held to maturity	$—	—%	$1,801	2.88%	$2,691	2.03%	$—	—%	$4,492	2.37%

	At December 31, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,094	1.62%	$100,867	2.05%	$107,961	2.03%
Commercial	—	—	14,175	2.20	16,737	2.99	3,602	2.90	34,514	2.66
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	166,744	2.43	166,744	2.43
Commercial	—	—	9,008	2.42	29,292	2.88	78,374	2.42	116,674	2.53
Municipal bonds	5,670	2.12	16,276	2.24	30,659	2.89	333,050	3.51	385,655	3.39
Corporate debt securities	—	—	3,949	2.96	13,608	3.31	2,438	3.65	19,995	3.29
U.S. Treasury securities	—	—	10,900	1.87	—	—	—	—	10,900	1.87
Agency debentures	—	—	—	—	9,525	2.23	—	—	9,525	2.23
Total available for sale	$5,670	2.12%	$54,308	2.24%	$106,915	2.81%	$685,075	2.90%	$851,968	2.84%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$10,797	2.82%	$10,797	2.82%
Commercial	—	—	12,147	2.51	4,879	2.64	—	—	17,026	2.55
Collateralized mortgage obligations	—	—	7,205	3.59	—	—	8,364	2.94	15,569	3.24
Municipal bonds	—	—	1,790	2.85	5,651	2.29	19,621	3.24	27,062	3.01
Corporate debt securities	—	—	—	—	—	—	92	6.00	92	6.00
Total held to maturity	$—	—%	$21,142	2.91%	$10,530	2.45%	$38,874	3.07%	$70,546	2.93%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018

Proceeds	$94,998	$16,875
Gross gains	372	223
Gross losses	(619)	(1)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At March 31, 2019	At December 31, 2018

Federal Home Loan Bank to secure borrowings	$46,984	$63,179
Washington and California State to secure public deposits	114,491	126,565
Securities pledged to secure derivatives in a liability position	623	5,077
Other securities pledged	5,014	5,147
Total securities pledged as collateral	$167,112	$199,968

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at March 31, 2019 and December 31, 2018.

Tax-exempt interest income on securities available for sale totaling $2.8 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 4–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

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

Loans held for investment consist of the following:

(in thousands)	At March 31, 2019	At December 31, 2018

Consumer loans
Single family (1)	$1,348,554	$1,358,175
Home equity and other	585,167	570,923
Total consumer loans	1,933,721	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	780,939	701,928
Multifamily	939,656	908,015
Construction/land development	837,279	794,544
Total commercial real estate loans	2,557,874	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	450,450	429,158
Commercial business	421,534	331,004
Total commercial and industrial loans	871,984	760,162
Loans held for investment before deferred fees, costs and allowance	5,363,579	5,093,747
Net deferred loan fees and costs	25,566	23,094
	5,389,145	5,116,841
Allowance for loan losses	(43,176)	(41,470)
Total loans held for investment	$5,345,969	$5,075,371

(1)
Includes $4.8 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.93 billion and $2.16 billion at March 31, 2019 and December 31, 2018, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $449.6 million and $502.7 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 12.5% and 10.2% of the total portfolio, respectively. At December 31, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 13.1% and 10.2% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of March 31, 2019. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses. The allowance for unfunded commitments was $1.4 million at both March 31, 2019 and March 31, 2018.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018

Allowance for credit losses (roll-forward):
Beginning balance	$42,913	$39,116
Provision for credit losses	1,500	750
Recoveries, net of charge-offs	123	580
Ending balance	$44,536	$40,446

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended March 31, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,217	$—	$85	$(112)	$8,190
Home equity and other	7,712	(46)	73	52	7,791
Total consumer loans	15,929	(46)	158	(60)	15,981
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	—	680	6,176
Multifamily	5,754	—	—	606	6,360
Construction/land development	9,539	—	4	108	9,651
Total commercial real estate loans	20,789	—	4	1,394	22,187
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	—	22	3,304
Commercial business	2,913	—	7	144	3,064
Total commercial and industrial loans	6,195	—	7	166	6,368
Total allowance for credit losses	$42,913	$(46)	$169	$1,500	$44,536

	Three Months Ended March 31, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,412	$—	$280	$(484)	$9,208
Home equity and other	7,081	(97)	76	(73)	6,987
Total consumer loans	16,493	(97)	356	(557)	16,195
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	(128)	4,627
Multifamily	3,895	—	—	756	4,651
Construction/land development	8,677	—	171	311	9,159
Total commercial real estate loans	17,327	—	171	939	18,437
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	6	2,966
Commercial business	2,336	(1)	151	362	2,848
Total commercial and industrial loans	5,296	(1)	151	368	5,814
Total allowance for credit losses	$39,116	$(98)	$678	$750	$40,446

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At March 31, 2019
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,110	$80	$8,190	$1,274,211	$69,523	$1,343,734
Home equity and other	7,752	39	7,791	584,034	1,123	585,157
Total consumer loans	15,862	119	15,981	1,858,245	70,646	1,928,891
Commercial real estate loans
Non-owner occupied commercial real estate	6,176	—	6,176	780,928	11	780,939
Multifamily	6,360	—	6,360	939,168	488	939,656
Construction/land development	9,651	—	9,651	832,604	4,675	837,279
Total commercial real estate loans	22,187	—	22,187	2,552,700	5,174	2,557,874
Commercial and industrial loans
Owner occupied commercial real estate	3,304	—	3,304	443,412	7,038	450,450
Commercial business	2,942	122	3,064	419,495	2,039	421,534
Total commercial and industrial loans	6,246	122	6,368	862,907	9,077	871,984
Total loans evaluated for impairment	44,295	241	44,536	5,273,852	84,897	5,358,749
Loans held for investment carried at fair value	—	—	—	—	—	4,830	(1)
Total loans held for investment	$44,295	$241	$44,536	$5,273,852	$84,897	$5,363,579

	At December 31, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,151	$66	$8,217	$1,286,556	$67,575	$1,354,131
Home equity and other	7,671	41	7,712	569,673	1,237	570,910
Total consumer loans	15,822	107	15,929	1,856,229	68,812	1,925,041
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	5,496	701,928	—	701,928
Multifamily	5,754	—	5,754	907,523	492	908,015
Construction/land development	9,539	—	9,539	793,818	726	794,544
Total commercial real estate loans	20,789	—	20,789	2,403,269	1,218	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	3,282	427,938	1,220	429,158
Commercial business	2,787	126	2,913	329,170	1,834	331,004
Total commercial and industrial loans	6,069	126	6,195	757,108	3,054	760,162
Total loans evaluated for impairment	42,680	233	42,913	5,016,606	73,084	5,089,690
Loans held for investment carried at fair value	—	—	—	—	—	4,057	(1)
Total loans held for investment	$42,680	$233	$42,913	$5,016,606	$73,084	$5,093,747

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

The following tables present impaired loans by loan portfolio segment and loan class.

	At March 31, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$68,067	$68,792	$—
Home equity and other	570	596	—
Total consumer loans	68,637	69,388	—
Commercial real estate loans
Non-owner occupied commercial real estate	11	69	—
Multifamily	488	488	—
Construction/land development	4,675	4,743	—
Total commercial real estate loans	5,174	5,300	—
Commercial and industrial loans
Owner occupied commercial real estate	7,038	7,371	—
Commercial business	1,551	2,295	—
Total commercial and industrial loans	8,589	9,666	—
	$82,400	$84,354	$—
With an allowance recorded:
Consumer loans
Single family	$1,456	$1,464	$80
Home equity and other	553	553	39
Total consumer loans	2,009	2,017	119
Commercial and industrial loans
Commercial business	488	488	122
Total commercial and industrial loans	488	488	122
	$2,497	$2,505	$241
Total:
Consumer loans
Single family (3)	$69,523	$70,256	$80
Home equity and other	1,123	1,149	39
Total consumer loans	70,646	71,405	119
Commercial real estate loans
Non-owner occupied commercial real estate	11	69	—
Multifamily	488	488	—
Construction/land development	4,675	4,743	—
Total commercial real estate loans	5,174	5,300	—
Commercial and industrial loans
Owner occupied commercial real estate	7,038	7,371	—
Commercial business	2,039	2,783	122
Total commercial and industrial loans	9,077	10,154	122
Total impaired loans	$84,897	$86,859	$241

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $67.2 million in single family performing trouble debt restructurings ("TDRs").

	At December 31, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$66,725	$67,496	$—
Home equity and other	743	769	—
Total consumer loans	67,468	68,265	—
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,331	2,087	—
Total commercial and industrial loans	2,551	3,630	—
	$71,237	$73,113	$—
With an allowance recorded:
Consumer loans
Single family	$850	$850	$66
Home equity and other	494	494	41
Total consumer loans	1,344	1,344	107
Commercial and industrial loans
Commercial business	503	503	126
Total commercial and industrial loans	503	503	126
	$1,847	$1,847	$233
Total:
Consumer loans
Single family (3)	$67,575	$68,346	$66
Home equity and other	1,237	1,263	41
Total consumer loans	68,812	69,609	107
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,834	2,590	126
Total commercial and industrial loans	3,054	4,133	126
Total impaired loans	$73,084	$74,960	$233

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $65.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,548	$706	$72,013	$653
Home equity and other	1,180	$18	1,279	19
Total consumer loans	69,728	724	73,292	672
Commercial real estate loans
Non-owner occupied commercial real estate	6	—	—	—
Multifamily	490	7	804	6
Construction/land development	2,701	—	522	5
Total commercial real estate loans	3,197	7	1,326	11
Commercial and industrial loans
Owner occupied commercial real estate	4,128	93	2,921	36
Commercial business	1,937	11	2,945	37
Total commercial and industrial loans	6,065	104	5,866	73
	$78,990	$835	$80,484	$756

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

The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans:

Pass. We have five pass risk ratings which represent a level of credit quality that ranges from no well-defined deficiency or weakness to some noted weakness. However, the risk of default on any loan classified as pass is expected to be remote. The five pass risk ratings are described below:

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

•
Due to unprofitable or unsuccessful business operations, some form of restructuring of the business, including liquidation of assets, has become the primary source of loan repayment. Cash flow has deteriorated, or been diverted, to the point that sale of collateral is now the Company's primary source of repayment (unless this was the original source of repayment). If the collateral is under the Company's control and is cash or other liquid, highly marketable securities and properly margined, then a more appropriate rating might be special mention or watch.

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

Substandard. A homogeneous substandard loan, risk rated 8, is more than 90 days or more past due from the required payment date at month-end.

Loss. A homogeneous loss loan, risk rated 10, is 120 days or more past due from the required payment date for non-real estate secured closed-end loans or 180 days or more past due from the required payment date for open-end loans and all loans secured by real estate. These loans are generally charged off in the month in which the applicable time period elapses.

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

Loss. A homogeneous retail loss loan, risk rated 10, is past due 180 cumulative days or more from the contractual due date. These loans are generally charged-off in the month in which the 180 day period elapses.

Residential and home equity loans modified in a troubled debt restructure are not considered homogeneous. The risk rating classification for such loans are based on the non-homogeneous definitions noted above.

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At March 31, 2019
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,328,432	(1)	$3,874	$8,365	$7,883	$1,348,554
Home equity and other	583,569		92	539	967	585,167
Total consumer loans	1,912,001		3,966	8,904	8,850	1,933,721
Commercial real estate loans
Non-owner occupied commercial real estate	774,673		2,416	3,839	11	780,939
Multifamily	936,046		3,610	—	—	939,656
Construction/land development	807,532		24,645	356	4,746	837,279
Total commercial real estate loans	2,518,251		30,671	4,195	4,757	2,557,874
Commercial and industrial loans
Owner occupied commercial real estate	410,459		26,178	5,897	7,916	450,450
Commercial business	385,917		18,999	14,645	1,973	421,534
Total commercial and industrial loans	796,376		45,177	20,542	9,889	871,984
	$5,226,628		$79,814	$33,641	$23,496	$5,363,579

(1)
Includes $4.8 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

	At December 31, 2018
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,338,025	(1)	$2,882	$8,775	$8,493	$1,358,175
Home equity and other	569,370		95	510	948	570,923
Total consumer loans	1,907,395		2,977	9,285	9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	695,077		1,426	5,425	—	701,928
Multifamily	903,897		3,626	492	—	908,015
Construction/land development	767,113		21,531	1,084	4,816	794,544
Total commercial real estate loans	2,366,087		26,583	7,001	4,816	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	392,273		22,928	11,087	2,870	429,158
Commercial business	299,225		14,331	15,427	2,021	331,004
Total commercial and industrial loans	691,498		37,259	26,514	4,891	760,162
	$4,964,980		$66,819	$42,800	$19,148	$5,093,747

(1)
Includes $4.1 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of March 31, 2019 and December 31, 2018, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

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

The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At March 31, 2019
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$5,872	$5,416	$37,155	$48,443	$1,300,111	(1)	$1,348,554	$29,273	(2)
Home equity and other	654	97	967	1,718	583,449		585,167	—
Total consumer loans	6,526	5,513	38,122	50,161	1,883,560		1,933,721	29,273
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	11	11	780,928		780,939	—
Multifamily	144	—	—	144	939,512		939,656	—
Construction/land development	—	—	4,746	4,746	832,533		837,279	—
Total commercial real estate loans	144	—	4,757	4,901	2,552,973		2,557,874	—
Commercial and industrial loans
Owner occupied commercial real estate	—	2,038	364	2,402	448,048		450,450	—
Commercial business	—	—	1,904	1,904	419,630		421,534	—
Total commercial and industrial loans	—	2,038	2,268	4,306	867,678		871,984	—
	$6,670	$7,551	$45,147	$59,368	$5,304,211		$5,363,579	$29,273

	At December 31, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,725	$3,653	$47,609	$60,987	$1,297,188	(1)	$1,358,175	$39,116	(2)
Home equity and other	145	100	948	1,193	569,730		570,923	—
Total consumer loans	9,870	3,753	48,557	62,180	1,866,918		1,929,098	39,116
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	701,928		701,928	—
Multifamily	—	—	—	—	908,015		908,015	—
Construction/land development	—	—	72	72	794,472		794,544	—
Total commercial real estate loans	—	—	72	72	2,404,415		2,404,487	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	374	374	428,784		429,158	—
Commercial business	—	—	1,732	1,732	329,272		331,004	—
Total commercial and industrial loans	—	—	2,106	2,106	758,056		760,162	—
	$9,870	$3,753	$50,735	$64,358	$5,029,389		$5,093,747	$39,116

(1)
Includes $4.8 million and $4.1 million of loans at March 31, 2019 and December 31, 2018, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,340,672	$7,882	$1,348,554
Home equity and other	584,200	967	585,167
Total consumer loans	1,924,872	8,849	1,933,721
Commercial real estate loans
Non-owner occupied commercial real estate	780,928	11	780,939
Multifamily	939,656	—	939,656
Construction/land development	832,533	4,746	837,279
Total commercial real estate loans	2,553,117	4,757	2,557,874
Commercial and industrial loans
Owner occupied commercial real estate	450,086	364	450,450
Commercial business	419,630	1,904	421,534
Total commercial and industrial loans	869,716	2,268	871,984
	$5,347,705	$15,874	$5,363,579

	At December 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,349,682	$8,493	$1,358,175
Home equity and other	569,975	948	570,923
Total consumer loans	1,919,657	9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	701,928	—	701,928
Multifamily	908,015	—	908,015
Construction/land development	794,472	72	794,544
Total commercial real estate loans	2,404,415	72	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	428,784	374	429,158
Commercial business	329,272	1,732	331,004
Total commercial and industrial loans	758,056	2,106	760,162
	$5,082,128	$11,619	$5,093,747

(1)
Includes $4.8 million and $4.1 million of loans at March 31, 2019 and December 31, 2018, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended March 31, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	5	$1,192	$—
	Payment restructure	48	9,761	—
Total consumer
	Interest rate reduction	5	1,192	—
	Payment restructure	48	9,761	—
		53	10,953	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	4,675	—
Total commercial real estate
	Payment restructure	1	4,675	—
		1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
	Payment restructure	1	5,840	—
Total commercial and industrial
	Payment restructure	1	5,840	—
		1	5,840	—
Total loans
	Interest rate reduction	5	1,192	—
	Payment restructure	50	20,276	—
		55	$21,468	$—

	Three Months Ended March 31, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	8	$1,685	$—
	Payment restructure	25	5,189	—
Total consumer
	Interest rate reduction	8	1,685	—
	Payment restructure	25	5,189	—
		33	6,874	—
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	8	1,685	—
	Payment restructure	27	5,456	—
		35	$7,141	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2019 and 2018, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2019		2018
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	5	$1,059	6	$884

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2019	At December 31, 2018

Noninterest-bearing accounts (1)	$1,080,855	$914,154
NOW accounts, 0.00% to 1.44% at March 31, 2019 and December 31, 2018	415,402	376,137
Statement savings accounts, due on demand, 0.05% to 1.13% at March 31, 2019 and December 31, 2018	241,747	245,795
Money market accounts, due on demand, 0.00% to 2.57% at March 31, 2019 and 0.00% to 2.40% at December 31, 2018	2,014,662	1,935,516
Certificates of deposit, 0.10% to 3.80% at March 31, 2019 and December 31, 2018	1,644,768	1,579,806
	$5,397,434	$5,051,408
(1) Includes $219.1 million and $162.8 million in servicing deposits related to discontinued operations at March 31, 2019 and December 31, 2018, respectively.

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018

NOW accounts	$375	$440
Statement savings accounts	149	229
Money market accounts	5,803	3,459
Certificates of deposit	7,985	3,660
	$14,312	$7,788

The weighted-average interest rates on certificates of deposit were 2.11% and 1.87% at March 31, 2019 and December 31, 2018, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2019

Within one year	$1,275,207
One to two years	303,019
Two to three years	35,930
Three to four years	18,632
Four to five years	11,449
Thereafter	531
$1,644,768

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2019 and December 31, 2018 were $113.9 million and $85.3 million, respectively. There were $731.8 million and $786.1 million of brokered deposits at March 31, 2019 and December 31, 2018, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at March 31, 2019 or December 31, 2018. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At March 31, 2019 and December 31, 2018, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2018 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,345,905	$2,797	$(4,830)
Interest rate swaptions	35,000	84	—
Interest rate lock and purchase loan commitments	615,376	14,118	(62)
Interest rate swaps	366,384	12,852	(4,765)
Eurodollar futures	1,773,000	105	—
Total derivatives before netting	$4,135,665	29,956	(9,657)
Netting adjustment/Cash collateral (1)		(3,478)	8,440
Carrying value on consolidated statements of financial condition(2)		$26,478	$(1,217)

	At December 31, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,334,947	$3,025	$(5,340)
Interest rate swaptions	34,000	203	—
Interest rate lock and purchase loan commitments	390,558	10,289	(5)
Interest rate swaps	803,652	14,566	(11,549)
Eurodollar futures	3,135,000	—	(110)
Total derivatives before netting	$5,698,157	28,083	(17,004)
Netting adjustment/Cash collateral (1)		(8,329)	12,517
Carrying value on consolidated statements of financial condition		$19,754	$(4,487)

(1)
Includes cash collateral of $5.0 million and $4.2 million at March 31, 2019 and December 31, 2018, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

(2) Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At March 31, 2019
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$29,956	$(3,478)	$26,478	$—	$26,478
Derivative liabilities	(9,657)	8,440	(1,217)	628	(589)

	At December 31, 2018
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,083	$(8,329)	$19,754	$—	$19,754
Derivative liabilities	(17,004)	12,517	(4,487)	3,223	(1,264)

(1)
Includes cash collateral of $5.0 million and $4.2 million at March 31, 2019 and December 31, 2018, respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018

Recognized in noninterest income:(1)
Net gain on loan origination and sale activities (2)	$146	$14,125
Loan servicing income (loss) (3)	3,683	(30,977)
Other (4)	9	—
	$3,838	$(16,852)

(1)	Includes both continuing and discontinued operations.

(2)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(3)	Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as an economic hedge of single family MSRs.

(4)	Comprised of interest rate swaps, interest rate swaptions, and forward contracts used as an economic hedge of loans held for investment.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2019	At December 31, 2018

Single family (1)	$360,496	$321,868
Multifamily DUS® (2)	2,421	21,974
Small Business Administration ("SBA")	1,561	3,165
Total loans held for sale (1)	$364,478	$347,007

(1)	Includes loans from discontinued operations of $307.6 million and $269.7 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) is a registered trademark of Fannie Mae.

Loans sold proceeds consisted of the following.

	Three Months Ended March 31,
(in thousands)	2019	2018

Single family	$993,619	$1,550,724
Multifamily DUS® (1)	21,927	32,976
SBA	7,109	3,548
CRE-Non-DUS® (1)	135,035	—
Single family (2)	11,230	—
Total loans sold	$1,168,920	$1,587,248

(1)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

(2)	Loans originated as held for investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2019	2018

Single family:
Servicing value and secondary market gains (1)	$31,843	$41,427
Loan origination and funding fees	3,645	5,445
Total single family	35,488	46,872
Multifamily DUS® (2)	534	1,146
SBA	375	301
CRE-Non-DUS® (2)(3)	1,751	—
Single family (3)	(53)	—
Total gain on loan origination and sale activities (4)	$38,095	$48,319

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
(4) Includes $35.5 million and $46.9 million from discontinued operations at March 31, 2019 and March 31, 2018, respectively.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At March 31, 2019	At December 31, 2018

Single family
U.S. government and agency	$5,450,159	$19,541,450
Other	602,235	610,285
	6,052,394	20,151,735
Commercial
Multifamily DUS® (1)	1,435,036	1,458,020
Other	86,561	84,457
	1,521,597	1,542,477
Total loans serviced for others	$7,573,991	$21,694,212

(1)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud. For further information on the Company's mortgage repurchase liability, see Note 8, Commitments, Guarantees and Contingencies, of this Quarterly Report on Form 10-Q.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2019	2018

Balance, beginning of period	$3,120	$3,015
Additions, net of adjustments (1)	253	610
Realized losses (2)	(117)	(960)
Balance, end of period	$3,256	$2,665

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.3 million and $2.5 million were recorded in other assets as of March 31, 2019 and December 31, 2018, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the loan on its consolidated statement of financial condition. At March 31, 2019 and December 31, 2018, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $10.4 million and $37.7 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2019	2018

Servicing income, net:
Servicing fees and other	$17,357	$18,451
Changes in fair value of single family MSRs due to modeled amortization (1)	(8,983)	(8,870)
Amortization of multifamily and SBA MSRs	(1,376)	(1,049)
	6,998	8,532
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(5,278)	30,019
Net gain (loss) from derivatives economically hedging MSR	3,683	(30,977)
	(1,595)	(958)
Loan servicing income (3)	$5,403	$7,574

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes $3.6 million and $6.7 million from discontinued operations at March 31, 2019 and December 31, 2018, respectively.

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

	Three Months Ended March 31,
(rates per annum) (1)	2019	2018

Constant prepayment rate ("CPR") (2)	19.84%	13.61%
Discount rate (3)	9.73%	10.23%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2019

Fair value of single family MSR	$68,250
Expected weighted-average life (in years)	5.46
Constant prepayment rate (1)	14.67%
Impact on fair value of 25 basis points adverse change in interest rates	$(4,315)
Impact on fair value of 50 basis points adverse change in interest rates	$(8,695)
Discount rate	9.80%
Impact on fair value of 100 basis points increase	$(4,974)
Impact on fair value of 200 basis points increase	$(14,492)

(1)	Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. These sales resulted in a $774 thousand pre-tax increase in income from discontinued operations during the quarter. The Company plans to finalize the servicing transfer for these loans in the second and third quarters of 2019. In connection with the MSR sales, the Company has an obligation to reimburse the buyers for loan prepayments 60 days beyond the sales date and has established a reserve for this expected amount.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018

Beginning balance	$252,168	$258,560
Additions and amortization:
Originations	7,287	14,353
Sale of single family MSRs	(176,944)	—
Changes due to modeled amortization (1)	(8,983)	(8,870)
Net additions and amortization	(178,640)	5,483
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(5,278)	30,019
Ending balance	$68,250	$294,062

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018

Beginning balance	$28,328	$26,093
Origination	630	934
Amortization	(1,266)	(985)
Ending balance	$27,692	$26,042

At March 31, 2019, the expected weighted-average remaining life of the Company's multifamily MSRs was 10.46 years years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2019

Remainder of 2019	$2,944
2020	3,864
2021	3,686
2022	3,441
2023	3,222
2024	2,945
2025 and thereafter	7,590
Carrying value of multifamily MSR	$27,692

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2019 and December 31, 2018 was $43.2 million and $33.8 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $541.1 million and $607.2 million at March 31, 2019 and December 31, 2018, respectively. Unused home equity and commercial banking funding lines totaled $718.7 million and $662.1 million at March 31, 2019 and December 31, 2018, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.4 million at March 31, 2019 and December 31, 2018, respectively.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2019 and December 31, 2018, the total unpaid principal balance of loans sold under this program was $1.44 billion and $1.46 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.7 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2019 and 2018.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $6.14 billion and $20.24 billion as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.3 million and $3.1 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2019, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of March 31, 2019.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company's valuation methodologies and the fair value hierarchy, see Note 18, Fair Value Measurement within our 2018 Annual Report on Form 10-K.

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

The Company's real estate valuations are overseen by the Company's appraisal department, which is independent of the Company's lending and credit administration functions. The appraisal department maintains the Company's appraisal policy and recommends changes to the policy subject to approval by the Company's Loan Committee and the Credit Committee of the Board. The Company's appraisals are prepared by independent third-party appraisers and the Company's internal appraisers. Single family appraisals are generally reviewed by the Company's single family loan underwriters. Single family appraisals with unusual, higher risk or complex characteristics, as well as commercial real estate appraisals, are reviewed by the Company's appraisal department.

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

The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions, and classification of the Company's assets and liabilities.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Investment securities
Investment securities available for sale	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.

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

The following table presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis.

(in thousands)	Fair Value at March 31, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$112,146	$—	$110,302	$1,844
Commercial	30,382	—	30,382	—
Collateralized mortgage obligations:
Residential	156,308	—	156,308	—
Commercial	122,969	—	122,969	—
Municipal bonds	351,360	—	351,360	—
Corporate debt securities	18,464	—	18,371	93
U.S. Treasury securities	11,037	—	11,037	—
Agency debentures	9,766	—	9,766	—
Single family mortgage servicing rights	68,250	—	—	68,250
Single family loans held for sale (1)	360,496	—	355,971	4,525
Single family loans held for investment	4,830	—	—	4,830
Derivatives (1)
Eurodollar futures	105	105	—	—
Forward sale commitments	2,797	—	2,797	—
Interest rate swaptions	84	—	84	—
Interest rate lock and purchase loan commitments	14,118	—	—	14,118
Interest rate swaps	12,852	—	12,852	—
Total assets	$1,275,964	$105	$1,182,199	$93,660
Liabilities:
Derivatives
Forward sale commitments	$4,830	$—	$4,830	$—
Interest rate lock and purchase loan commitments	62	—	—	62
Interest rate swaps	4,765	—	4,765	—
Total liabilities	$9,657	$—	$9,595	$62
(1) Includes both continuing and discontinued operations.

(in thousands)	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,961	$—	$107,961	$—
Commercial	34,514	—	34,514	—
Collateralized mortgage obligations:
Residential	166,744	—	166,744	—
Commercial	116,674	—	116,674	—
Municipal bonds	385,655	—	385,655	—
Corporate debt securities	19,995	—	19,995	—
U.S. Treasury securities	10,900	—	10,900	—
Agency debentures	9,525	—	9,525	—
Single family mortgage servicing rights	252,168	—	—	252,168
Single family loans held for sale	321,868	—	319,177	2,691
Single family loans held for investment	4,057	—	—	4,057
Derivatives
Forward sale commitments	3,025	—	3,025	—
Interest rate swaptions	203	—	203	—
Interest rate lock and purchase loan commitments	10,289	—	—	10,289
Interest rate swaps	14,566	—	14,566	—
Total assets	$1,458,144	$—	$1,188,939	$269,205
Liabilities:
Derivatives
Eurodollar futures	$110	$110	$—	$—
Forward sale commitments	5,340	—	5,340	—
Interest rate lock and purchase loan commitments	5	—	—	5
Interest rate swaps	11,550	—	11,550	—
Total liabilities	$17,005	$110	$16,890	$5

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities available for sale, single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2019 and 2018, see Note 7, Mortgage Banking Operations of this Form 10-Q.

The fair value of interest rate lock commitments ("IRLCs") considers several factors, including the fair value in the secondary market of the underlying loan resulting from the exercise of the commitment, the expected net future cash flows related to the associated servicing of the loan (referred to as the value of servicing) and the probability that the commitment will not be converted into a funded loan (referred to as a fall-out factor). The fair value of IRLCs on loans held for sale, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. The significance of the fall-out factor to the fair value measurement of an individual IRLC is generally highest at the time that the rate lock is initiated and declines as closing procedures are performed and the underlying loan gets closer to funding. The fall-out factor applied is based on historical experience. The value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not observable in market trades, the fall-out factor and value of servicing are considered to be level 3 inputs. The fair value of IRLCs decreases in value upon an increase in the fall-out factor and increases in value upon an increase in the value of servicing. Changes in the fall-out factor and value of servicing do not increase or decrease based on movements in other significant unobservable inputs.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.8 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities available for sale.

(dollars in thousands)	At March 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities available for sale (1)	$1,937	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

(1)	In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS, therefore we did not have any similar activity in March 31, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At March 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,830	Income approach	Implied spread to benchmark interest rate curve	3.76%	4.91%	4.35%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,057	Income approach	Implied spread to benchmark interest rate curve	3.34%	5.15%	4.20%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At March 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$4,525	Income approach	Implied spread to benchmark interest rate curve	4.26%	4.96%	4.63%
			Market price movement from comparable bond	0.82%	0.92%	0.87%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$2,691	Income approach	Implied spread to benchmark interest rate curve	4.26%	4.96%	4.40%
			Market price movement from comparable bond	0.71%	1.09%	0.90%

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At March 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$14,056	Income approach	Fall-out factor	—%	67.25%	12.45%
			Value of servicing	0.58%	1.79%	1.09%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$10,284	Income approach	Fall-out factor	—%	67.92%	19.84%
			Value of servicing	0.54%	1.64%	0.93%

The following table present fair value changes and activity for Level 3 investment securities available for sale.

	Three Months Ended March 31, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale (1)	$—	$—	$2,379	$(40)	$(402)	$1,937

(1)
In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS. therefore we did not have any similar activity for the three months ended March 31, 2018.

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Three Months Ended March 31, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$2,691	$1,886	$—	$—	$(52)	$4,525
Loans held for investment	4,057	725	—	(3)	51	4,830

	Three Months Ended March 31, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$2,045	$—	$—	$(55)	$3,326
Loans held for investment	5,477	—	—	—	(173)	5,304

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended March 31,
(in thousands)	2019	2018

Beginning balance, net	$10,284	$12,925
Total realized/unrealized gains	19,665	22,514
Settlements	(15,893)	(18,763)
Ending balance, net	$14,056	$16,676

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended March 31, 2019 and 2018, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three months ended March 31, 2019 and 2018 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended March 31, 2019
(in thousands)	Fair Value of Assets Held at March 31, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$270	$—	$—	$270	$(4)
Total	$270	$—	$—	$270	$(4)

	At or for the Three Months Ended March 31, 2018
(in thousands)	Fair Value of Assets Held at March 31, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$607	$—	$—	$607	$(122)
Total	$607	$—	$—	$607	$(122)

(1)Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$67,690	$67,690	$67,690	$—	$—
Investment securities held to maturity	4,446	4,492	—	4,492	—
Loans held for investment	5,341,139	5,431,390	—	—	5,431,390
Loans held for sale – multifamily and other	3,982	3,982	—	3,982	—
Mortgage servicing rights – multifamily	27,692	30,369	—	—	30,369
Federal Home Loan Bank stock	32,533	32,533	—	32,533	—
Liabilities:
Time deposits	$1,644,768	$1,644,390	$—	$1,644,390	$—
Federal Home Loan Bank advances	599,590	601,384	—	601,384	—
Federal funds purchased and securities sold under agreements to repurchase	27,000	27,000	27,000	—	—
Long-term debt	125,509	113,359	—	113,359	—

	At December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,982	$57,982	$57,982	$—	$—
Investment securities held to maturity	71,285	70,546	—	70,546	—
Loans held for investment	5,071,314	5,099,960	—	—	5,099,960
Loans held for sale – multifamily and other	25,139	25,139	—	25,139	—
Mortgage servicing rights – multifamily	28,328	31,168	—	—	31,168
Federal Home Loan Bank stock	45,497	45,497	—	45,497	—
Liabilities:
Time deposits	$1,579,806	$1,575,139	$—	$1,575,139	$—
Federal Home Loan Bank advances	932,590	935,021	—	935,021	—
Federal funds purchased and securities sold under agreements to repurchase	19,000	19,021	19,021	—	—
Long-term debt	125,462	112,475	—	112,475	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018

Income from continuing operations	$5,058	$1,754
(Loss) income from discontinued operations	(6,773)	4,112
Net (loss) income	$(1,715)	$5,866
Weighted average shares:
Basic weighted-average number of common shares outstanding	27,021,507	26,927,464
Dilutive effect of outstanding common stock equivalents (1)	163,668	231,536
Diluted weighted-average number of common stock outstanding	27,185,175	27,159,000
Basic earnings per share:
Income from continuing operations	$0.19	$0.07
(Loss) income from discontinued operations	(0.25)	0.15
Basic earnings per share	$(0.06)	$0.22
Diluted earnings per share:
Income from continuing operations	$0.19	$0.06
(Loss) income from discontinued operations	(0.25)	0.15
Diluted earnings per share	$(0.06)	$0.22

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2019 and 2018 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was zero at March 31, 2019 and 53,448 at March 31, 2018.

NOTE 11–LEASES:

We have operating and finance leases for corporate offices, commercial lending centers, retail deposit branches and certain equipment. Our leases have remaining lease terms of up to 20 years, some of which include options which are reasonably certain to be extended. Leases with an initial term of less than a year are not included in the Statement of Financial Condition.

The Company, as sublessor, subleases certain office and retail space in which the terms of the primarily lease and the related subleases end in December 2023. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $883 thousand during the remainder of 2019, $1.0 million in 2020, $822 thousand in 2021, $470 thousand in 2022 and $231 thousand in 2023.

The components of lease expense were as follows:

Three Months Ended March 31,
(in thousands)	2019

Operating lease cost	$3,951
Finance lease cost:
Amortization of right-of-use assets	616
Interest on lease liabilities	94
Short-term lease	4
Variable lease cost	1,768
Sublease income	(339)
Total lease cost	$6,094

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
(in thousands)	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,431
Operating cash flows from finance leases	94
Financing cash flows from finance leases	455
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,836
Finance leases	176

Supplemental balance sheet information related to leases was as follows:

(in thousands, except lease term and discount rate)	March 31, 2019

Operating lease right-of-use assets(1)	$104,762
Operating lease liabilities (2)	121,997

Finance lease right-of-use assets(1)	$10,783
Finance lease liabilities(2)	11,022

Weighted Average Remaining lease term in years
Operating leases	11.94
Finance leases	13.35
Weighted Average Discount Rate
Operating leases	3.48%
Finance leases	3.51%

1.) Included in Lease Right of Use Assets and Assets of Discontinued Operations on the Statement of Financial Condition
2.) Included in Lease Liabilities and Liabilities of Discontinued Operations on the Statement of Financial Condition

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ended December 31,
2019 (excluding the three months ended March 31, 2019)	$12,808	$1,749
2020	15,955	2,004
2021	14,470	1,749
2022	13,345	667
2023	11,411	497
2024	9,849	400
Thereafter	73,292	7,238
Total lease payments	151,130	14,304
Less imputed interest	29,133	3,282
Total	$121,997	$11,022

Future minimum rental payments, prior to the adoption of the new lease guidance, for all non-cancelable leases were as follows at December 31, 2018.

(in thousands)	At December 31, 2018

2019	$22,770
2020	20,671
2021	18,825
2022	16,418
2023	13,274
2024 and thereafter	40,717
Total minimum payments	$132,675

NOTE 12–BUSINESS COMBINATIONS:

Recent Acquisition Activity
On March 25, 2019, the Company completed its acquisition of a branch and its related deposits and loans in San Diego County, from Silvergate Bank along with its business lending team. The purchase accounting remains provisional for the valuation of the acquired loans and will be finalized later this year. The application of the acquisition method of accounting resulted in goodwill of $7.3 million. Pro forma financial information and certain other disclosures for this acquisition have not been presented because it is not material to our condensed consolidated financial statements.

NOTE 13–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended March 31,
(in thousands)	2019	2018

Beginning balance	$(15,439)	$(7,122)
Cumulative effect of adoption of new accounting standards (1)	(2,080)	—
Other comprehensive income (loss) before reclassifications	9,969	(10,000)
Amounts reclassified from accumulated other comprehensive income (loss)	195	(176)
Net current-period other comprehensive income (loss)	10,164	(10,176)
Ending balance	$(7,355)	$(17,298)

(1) Reflects the January 1, 2019 adoption of ASU 2018-02 and ASU 2017-12. For additional information see Note 1, Summary of Significant Accounting Policies.

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
(in thousands)	2019	2018

(Loss) gain on sale of investment securities available for sale	$(247)	$222
Income tax (benefit) expense	(52)	46
Total, net of tax	$(195)	$176

NOTE 14–REVENUE:

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers ("Topic 606"). We elected to implement Topic 606 using the modified retrospective application, with the cumulative effect recorded as an adjustment to retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record. Since net interest income on financial assets and liabilities is excluded from this guidance, a significant majority of our revenues are not subject to the new guidance.

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-term in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the three months ended March 31, 2019 and 2018, in scope revenue streams were approximately 2.0% and 2.8% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

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
Sale of Other Real Estate Owned
A gain or loss, the difference between the cost basis of the property and its sale price, on other real estate owned is recognized when the performance obligation is met, which is at the time the property title is transferred to the buyer.

NOTE 15–RESTRUCTURING:

In the first quarter of 2019, in connection with the Board of Directors approved plan of exit of our stand-alone home loan-center based mortgage origination business and related mortgage servicing, the Company made a plan to restructure certain aspects of its infrastructure and back office operations. The Company plans to realign back office staffing, which will result in certain severance and other employee related costs, and amended certain system contracts in order to improve the Company's efficiency. These employees and systems primarily supported the Company's legacy mortgage banking activities.

Prior to this, in 2017, in response to changing market conditions and forecasts, we implemented restructuring plans in the Company's former Mortgage Banking segment to reduce operating costs and improve efficiency. In June 2018, the Company implemented another restructuring plan in the legacy Mortgage Banking segment to further reduce operating costs and improve profitability.

Restructuring charges consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations for the applicable period for continuing operations and are included in the income (loss) from discontinued operations on our consolidated statement of operations for the applicable period for discontinued operations.

The following tables summarize the restructuring charges, the restructuring costs paid or settled during the first quarter of 2018 and 2019 and the Company's net remaining liability balance at March 31, 2019 for both continuing and discontinued operations.

	2019				2018
	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel-related costs	Other costs	Total
(in thousands)
Balance at December 31,	$1,604	$—	$—	$1,604	$1,386	$—	$—	$1,386
Restructuring charges (recoveries)	(96)	—	128	32	(291)	—	—	(291)
Costs paid or otherwise settled	(101)	—	—	(101)	(375)	—	—	(375)
Balance at March 31,	$1,407	$—	$128	$1,535	$720	$—	$—	$720

NOTE 16–SUBSEQUENT EVENT:

On April 4, 2019 the Company announced that the Bank executed a definitive agreement for Homebridge Financial Services, Inc. (“Homebridge”) to acquire the assets of up to 50 stand-alone, satellite, and fulfillment offices related to the Bank's home loan center based single family mortgage origination business, and to make offers of employment to certain of HomeStreet's related personnel (the "Transaction"). Homebridge has agreed to a purchase price of the net book value of the acquired assets, which is approximately $4.9 million, plus a premium of $1.0 million, which may be reduced by up to $2.0 million for reimbursement by HomeStreet of certain transaction expenses incurred by Homebridge, as well as the assumption of certain home loan center and fulfillment office lease obligations. In the event Homebridge realizes a certain level of mortgage loan originations for the twelve months following the closing of the Transaction, HomeStreet will be entitled to an additional payment of up to $1.0 million at that time.
The Transaction remains subject to certain employee and branch office state licensing requirements and other customary closing conditions, and is expected to be substantially completed in the second quarter of 2019.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2018 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, which are statements of expectations and not statements of historical fact. Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A of Part II, "Risk Factors," that could cause actual results to differ significantly from those projected. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to, and expressly disclaim any such obligation to update, or clarify any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time of otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except as otherwise noted, references to "we," "our," "us" or "the Company" refer to HomeStreet, Inc. and its subsidiaries that are consolidated for financial reporting purposes. Statements of knowledge, intention or belief reflect those characteristics of our executive management team based on current facts and circumstances.

You may review a copy of this Quarterly Report on Form 10-Q, including exhibits and any schedule filed therewith on the Securities and Exchange Commission's website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as HomeStreet, Inc., that file electronically with the Securities and Exchange Commission. Copies of our Securities Exchange Act reports also are available from our investor relations website, http://ir.homestreet.com. Information contained in or linked from our websites is not incorporated into and does not constitute a part of this report.

Summary Financial Data

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018

Income statement data (for the period ended):
Net interest income	$47,557	$48,910	$47,860	$47,745	$45,448
Provision for credit losses	1,500	500	750	1,000	750
Noninterest income	8,092	10,382	10,650	8,405	7,096
Noninterest expense	47,846	47,892	47,914	49,964	49,471
Income from continuing operations before income taxes	6,303	10,900	9,846	5,186	2,323
Income tax expense (benefit) from continuing operations	1,245	(1,575)	1,757	1,015	569
Income from continuing operations	5,058	12,475	8,089	4,171	1,754
(Loss) income from discontinued operations before income taxes	(8,440)	3,959	4,561	3,641	5,449
Income tax (benefit) expense from discontinued operations	(1,667)	1,207	815	713	1,337
(Loss) income from discontinued operations	(6,773)	2,752	3,746	2,928	4,112
Net (loss) income	$(1,715)	$15,227	$11,835	$7,099	$5,866
Basic income (loss) per common share:
Income from continuing operations	$0.19	$0.46	$0.30	$0.15	$0.07
(Loss) income from discontinued operations	(0.25)	0.10	0.14	0.11	0.15
Basic (loss) income per common share	$(0.06)	$0.56	$0.44	$0.26	$0.22
Diluted income (loss) per common share:
Income from continuing operations	$0.19	$0.46	$0.30	$0.15	$0.06
(Loss) income from discontinued operations	(0.25)	0.10	0.14	0.11	0.15
Diluted (loss) income per common share	$(0.06)	$0.56	$0.44	$0.26	$0.22
Common shares outstanding	27,038,257	26,995,348	26,989,742	26,978,229	26,972,074
Weighted average number of shares outstanding:
Basic	27,021,507	26,993,885	26,985,425	26,976,892	26,927,464
Diluted	27,185,175	27,175,522	27,181,688	27,156,329	27,159,000
Shareholders' equity per share	$27.63	$27.39	$26.48	$26.19	$25.99
Financial position (at period end):
Cash and cash equivalents	$67,690	$57,982	$59,006	$176,218	$66,289
Investment securities	816,878	923,253	903,685	907,457	915,483
Loans held for sale	56,928	77,324	103,763	110,258	112,442
Loans held for investment, net	5,345,969	5,075,371	5,026,301	4,883,310	4,758,261
Loan servicing rights	95,942	103,374	101,843	88,419	90,972
Other real estate owned	838	455	751	752	297
Total assets	7,171,405	7,042,221	7,029,082	7,163,877	6,924,056
Deposits	5,178,334	4,888,558	4,943,545	4,901,164	4,803,674
Federal Home Loan Bank advances	599,590	932,590	816,591	1,008,613	851,657
Federal funds purchased and securities sold under agreements to repurchase	27,000	19,000	55,000	—	25,000
Shareholders' equity	$747,031	$739,520	$714,782	$706,459	$700,963
Financial position (averages):
Investment securities	$891,813	$917,300	$915,439	$911,678	$915,562
Loans held for investment	5,236,387	5,035,953	4,945,065	4,836,644	4,641,980
Total interest-earning assets	6,471,930	6,460,666	6,457,129	6,369,673	6,093,430
Total interest-bearing deposits	4,145,778	4,212,150	4,110,179	4,046,297	3,834,191
Federal Home Loan Bank advances	833,478	828,648	838,569	943,539	858,451
Federal funds purchased and securities sold under agreements to repurchase	47,778	26,421	15,192	5,253	7,333
Total interest-bearing liabilities	5,159,853	5,192,654	5,094,216	5,121,085	4,825,265
Shareholders' equity	$750,466	$733,969	$760,446	$751,593	$717,742

Summary Financial Data (continued)

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018

Financial performance, continuing and discontinued (7):
Return on average shareholders' equity (1)	(0.91)%	8.30%	6.23%	3.78%	3.27%
Return on average assets	(0.10)%	0.86%	0.66%	0.40%	0.35%
Net interest margin (2)	3.11%	3.19%	3.20%	3.25%	3.25%
Efficiency ratio (3)	100.66%	84.64%	86.19%	91.84%	92.20%
Asset quality:
Allowance for credit losses	$44,536	$42,913	$41,854	$40,982	$40,446
Allowance for loan losses/total loans (4)	0.80%	0.81%	0.80%	0.80%	0.81%
Allowance for loan losses/nonaccrual loans	271.99%	356.92%	419.57%	409.97%	359.32%
Total nonaccrual loans (5)(6)	$15,874	$11,619	$9,638	$9,630	$10,879
Nonaccrual loans/total loans	0.29%	0.23%	0.19%	0.20%	0.23%
Other real estate owned	$838	$455	$751	$751	$297
Total nonperforming assets (6)	$16,712	$12,074	$10,389	$10,381	$11,176
Nonperforming assets/total assets	0.23%	0.17%	0.15%	0.14%	0.16%
Net (recoveries) charge-offs	$(123)	$(559)	$(122)	$464	$(580)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	11.17%	10.15%	9.70%	9.72%	9.58%
Common equity tier 1 risk-based capital (to risk-weighted assets)	14.88%	13.82%	13.26%	12.69%	12.30%
Tier 1 risk-based capital (to risk-weighted assets)	14.88%	13.82%	13.26%	12.69%	12.30%
Total risk-based capital (to risk-weighted assets)	15.77%	14.72%	14.15%	13.52%	13.09%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	10.73%	9.51%	9.17%	9.18%	9.08%
Tier 1 common equity risk-based capital (to risk-weighted assets)	12.62%	11.26%	10.84%	10.48%	9.26%
Tier 1 risk-based capital (to risk-weighted assets)	13.68%	12.37%	11.94%	11.56%	10.28%
Total risk-based capital (to risk-weighted assets)	14.58%	13.27%	12.82%	12.38%	10.97%

(1)	Net earnings available to common shareholders divided by average shareholders' equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.86%, 0.85%, 0.84%, 0.85% and 0.87% at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.7 million, $1.9 million, $1.4 million, $1.4 million and $1.7 million of nonperforming loans guaranteed by the SBA at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(7)	Consolidated operations include both continuing and discontinued operations.

	At or for the Three Months Ended
(in thousands)	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018

SUPPLEMENTAL DATA:
Loans serviced for others:
Multifamily DUS® (1)	$1,435,036	$1,458,020	$1,442,727	$1,357,929	$1,323,937
Other	86,561	84,457	83,308	82,083	81,436
Single family	6,052,394	20,151,735	19,804,263	19,073,176	23,219,576
Total loans serviced for others	$7,573,991	$21,694,212	$21,330,298	$20,513,188	$24,624,949
(1) Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) is a registered trademark of Fannie Mae.

About Us

HomeStreet is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily on the West Coast of the United States, including Hawaii.

HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company. Our primary subsidiaries are HomeStreet Bank (which we sometimes refer to as the "Bank") and HomeStreet Capital Corporation ("HSC"). We also sell insurance products and services for consumer clients under the name HomeStreet Insurance.

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, non-deposit investment products, private banking and cash management services and other banking services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. HomeStreet Bank also has partial ownership in WMS Series LLC, an affiliated business arrangement with various owners of Windermere Real Estate Company franchises that operates a single family mortgage origination business from select Windermere Real Estate Offices known as Penrith Home Loans.

HSC, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the interest income we earn on loans and investment securities, less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and investment and insurance sales.

We are in the process of substantially changing our business as part of our long-term strategic plan to become a leading West Coast regional commercial bank. In the first quarter of 2019, we undertook a series of related actions to significantly further this goal.

In February 2019, the Company announced that based on mortgage market conditions and the current operating environment for the mortgage business—including an increasing rate environment that has reduced demand for refinance mortgages, a decrease in home affordability in several of the Company's major markets, higher costs driven in part by differences in regulatory oversight between bank and non-bank mortgage lenders and increased competition that has lowered profitability— HomeStreet Bank intended to seek a buyer for its stand-alone home loan centers ("HLC") and related mortgage servicing rights.

During the remainder of the quarter, we focused on fulfilling that goal, culminating in a series of transactions that are expected to substantially reduce the Company's single family mortgage operations. On March 29, 2019, HomeStreet Bank successfully closed and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balances of single family mortgage loans for Fannie Mae, Freddie Mac and Ginnie Mae, representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The Company expects to finalize the servicing transfer for these loans in the second and third quarters of 2019 and is subservicing these loans until the transfer date.

This mortgage servicing rights sale combined with the expectation that the Company would shortly enter into an agreement to sell the HLCs led the Company's Board of Directors to adopt a Resolution of Exit or Disposal of HLC Based Mortgage Banking Operations on March 31, 2019, pursuant to which the Company will sell or abandon the assets and personnel associated with the HLC based business. The assets being sold or abandoned largely represent the majority of the Company's prior Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans. The Company does expect to continue to originate mortgages through its bank locations, online banking and affinity relationships, but will have substantially smaller single family lending operations integrated with the commercial and consumer banking business.

The sale of a substantial portion of the Bank's single family mortgage servicing rights, the adoption of a Resolution of Exit or Disposal and the expected entry into an agreement to sell the HLCs constitutes a strategic shift from being a large-scale home-loan center based originator and servicer to a substantially smaller originator and servicer with a bank-focused product offering. This strategic shift, meets the requirements to be considered discontinued operations of the Company. The discontinued mortgage banking operations will be reported as held-for-sale or as discontinued operations and separately from continuing operations. The Mortgage Banking operating segment and reporting unit has been eliminated and the remaining personnel, assets and liabilities of the segment were incorporated into other operations of the Company.

1 DUS® is a registered trademark of Fannie Mae	65

As anticipated, shortly after the end of the first fiscal quarter, on April 4, 2019 the Company entered into an agreement to sell the HLC-based mortgage origination business assets and transfer related personnel to Homebridge Financial Services, Inc. ("Homebridge"). Assets being sold to Homebridge include up to 50 HLC, satellite and fulfillment offices and the transfer of related mortgage personnel. Homebridge has agreed to a purchase price of the net book value of the acquired assets, which is approximately $4.9 million, plus a premium of $1.0 million, which may be reduced by up to $2.0 million for reimbursement by HomeStreet of certain transaction expenses incurred by Homebridge, as well as the assumption of certain home loan center and fulfillment office lease obligations. In the event Homebridge realizes a certain level of loan originations for the twelve months following the closing of the Asset Sale, HomeStreet will be entitled to an additional payment of up to $1.0 million at that time.

These HLCs, along with certain other mortgage banking related assets and liabilities that are expected to be sold or abandoned separately within one year, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company's Mortgage Banking segment, including MSRs on certain mortgage loans that were not sold as part of the Homebridge sale or the MSR sales described above and are related to previously sold loans, have been classified as continuing operations in the financial statements because they remain part of the Company's ongoing operations.
Included in net loss for the first quarter of 2019 was $9.6 million of loss on exit or disposal and restructuring-related expenses, net of tax, associated with costs related to the plan of exit or disposal. Of the estimated range of total loss on disposal and restructuring costs of approximately $19.5 million to $24.2 million reported in our press release dated April 4, 2019, we recognized $12.9 million in the first quarter of 2019. These costs include severance and benefit related expenses of $1.1 million; facilities, information technology and related expenses of $10.7 million; and $1.1 million of other expenses.
The recent decision to exit the HLC-based mortgage banking business was made only after we felt we had exhausted opportunities to improve performance, and aligns with our long-term strategic goal of reducing the impact of this cyclical and volatile earnings stream. Our remaining single family mortgage origination and servicing business will be reported within continuing operations, it will be substantially smaller, and will be focused on our retail deposit customers and regional markets, and positioned for ongoing profitability.

In connection with this series of transactions, we will be eliminating approximately 100 corporate overhead function positions prior to year-end 2019, primarily during the second and third quarters. We notified affected employees in April, in part to provide transparency and communicate proactively with our employees, but expect to retain enough employees to help us complete the process of closing the sale of the HLC-based business, transferring servicing and winding down the remaining HLC-based mortgage operations not sold to Homebridge during those quarters.

We have also taken additional steps to reduce total corporate expenses in light of the substantial reduction in the size and complexity of our operations. Our infrastructure was built to support an organization of more than 2,000 employees, two business segments, and growing assets at a compound annual growth rate in excess of 20%. We are executing on an enterprise-wide efficiency improvement project intended to analyze and improve all of our corporate expenses and business processes. As part of this project, we established initiatives to renegotiate contracts and reduce costs related to occupancy and technology. We have taken the further step of engaging an outside consulting firm that specializes in cost management and revenue enhancement to assist us in taking a more critical look at the organization and provide ways to further reduce our costs and improve our efficiency.

In addition to exiting the HLC-based mortgage banking business, in the first quarter of 2019 we also continued to grow our commercial and consumer banking network. We acquired a branch in San Marcos, San Diego County as well as the business lending team of Silvergate Bank in San Diego. We opened two de novo deposit branches in San Jose and Santa Clara, California, and as of March 31, 2019, after giving effect to those branch additions, we had 36 retail branches in the Puget Sound area, 19 retail branches in California and four retail branches each in both Hawaii and Oregon. Our branch network is primarily located in large metropolitan markets of the Western United States which promotes convenience for our customers, and together with the growth of commercial and consumer account deposits at our existing branches, helps build our market share. While we continue to be focused on the growth and strength of our commercial and consumer banking business, as of the second quarter of 2019 we have temporarily suspended future de novo deposit branch openings to slow our growth as we focus on our strategy of improved efficiency and profitability.

Management's Overview of First Quarter of 2019 Financial Performance

Results for the first quarter of 2019 reflect the effect of the adoption of a plan of exit or disposal with respect to the stand alone home loan center based mortgage origination and related servicing businesses.

	At or for the Three Months Ended March 31,		Percent Change
(in thousands, except per share data and ratios)	2019	2018

Selected statement of operations data
Total net revenue (1)	$55,649	$52,544	6%
Total noninterest expense	47,846	49,471	(3)%
Provision for credit losses	1,500	750	100%
Income from continuing operations before income taxes	6,303	2,323	171%
Income tax expense for continuing operations	1,245	569	119%
Income from continuing operations	5,058	1,754	188%
(Loss) income from discontinued operations before income taxes	(8,440)	5,449	(255)%
Income tax (benefit) expense for discontinued operations	(1,667)	1,337	(225)%
(Loss) income for discontinued operations	(6,773)	4,112	(265)%
Net (loss) income	$(1,715)	$5,866	(129)%

Financial performance
Diluted income per share for continuing operations	$0.19	$0.06
Diluted (loss) income per share for discontinued operations	(0.25)	0.15
Diluted (loss) income per share	$(0.06)	$0.22
Return on average common shareholders' equity	(0.91)%	3.27%
Return on average assets	(0.10)%	0.35%
Net interest margin	3.11%	3.25%

(1)	Total net revenue is net interest income and noninterest income.

For the three months ended March 31, 2019, the Company had a net loss of $1.7 million, which includes both continuing and discontinued operations, compared to net income of $5.9 million for the three months ended March 31, 2018 primarily due to the $9.6 million of loss on exit or disposal and restructuring-related expenses, net of tax, taken in the quarter. The decrease is partially offset by a reduction in noninterest expense as a result of our 2017 and 2018 cost savings initiatives and an increase in net interest income primarily due to growth in loans held for investment.

Net income from continuing operations in the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018 primarily due to an increase in net interest income. To a lesser extent, the increase also relates to an increase in noninterest income and a reduction in noninterest expense as a result of our 2017 and 2018 cost savings initiatives.

As of March 31, 2019, we had 63 retail deposit branches, 32 primary stand-alone home loan centers and four primary commercial loan centers. We also have one stand-alone insurance office. We expect the majority of our primary stand-alone home loan centers to be acquired by Homebridge Financial Services, Inc. prior to the end of the second quarter pursuant to the Purchase and Assumption Agreement we entered into on April 4, 2019.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At March 31, 2019
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	10.73%	11.17%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	12.62	14.88
Tier 1 risk-based capital (to risk-weighted assets)	13.68	14.88
Total risk-based capital (to risk-weighted assets)	14.58	15.77

	At December 31, 2018
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.51%	10.15%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	11.26	13.82
Tier 1 risk-based capital (to risk-weighted assets)	12.37	13.82
Total risk-based capital (to risk-weighted assets)	13.27	14.72

As part of our ongoing balance sheet and capital management, in the first quarter of 2019, HomeStreet Bank executed two definitive agreements with different buyers to sell a significant portion of its single family MSRs. The series of transactions provided for the sale of the rights to service an aggregate of approximately $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Freddie Mac and Ginnie Mae, which represented approximately 71% of HomeStreet’s total single family mortgage loans serviced for others as of December 31, 2018. In addition to increasing certain regulatory capital ratios, this action provided additional regulatory capital to support the continued growth of our commercial and consumer banking business and accelerate the diversification of the Company's net income.

The Company and the Bank remain above current "well-capitalized" regulatory minimums.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Loan Losses

•	Fair Value of Financial Instruments and Single Family Mortgage Servicing Rights ("MSRs")

These policies and estimates are described in further detail in Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2018 Annual Report on Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$58,650	$184	1.27%	$79,026	$179	0.92%
Investment securities	891,813	6,048	2.71%	915,562	6,086	2.65%
Loans held for sale (4)	285,080	3,344	4.69%	456,862	4,653	4.10%
Loans held for investment	5,236,387	63,034	4.82%	4,641,980	51,458	4.47%
Total interest-earning assets	6,471,930	72,610	4.50%	6,093,430	62,376	4.12%
Noninterest-earning assets (2)(4)	721,795			656,823
Total assets	$7,193,725			$6,750,253
Liabilities and shareholders' equity:
Deposits: (4)
Interest-bearing demand accounts	$375,530	$375	0.41%	$441,363	$440	0.40%
Savings accounts	240,900	150	0.25%	293,108	230	0.31%
Money market accounts	1,932,317	5,803	1.21%	1,860,678	3,448	0.74%
Certificate accounts	1,597,031	8,153	2.07%	1,239,042	3,844	1.24%
Total interest-bearing deposits	4,145,778	14,481	1.41%	3,834,191	7,962	0.83%
Federal Home Loan Bank advances	833,478	5,614	2.69%	858,451	3,636	1.70%
Federal funds purchased and securities sold under agreements to repurchase	47,778	304	2.54%	7,333	32	1.76%
Other borrowings	7,339	94	5.15%	—	—	—%
Long-term debt	125,480	1,744	5.56%	125,290	1,584	5.07%
Total interest-bearing liabilities	5,159,853	22,237	1.74%	4,825,265	13,214	1.10%
Noninterest-bearing liabilities (4)	1,283,406			1,207,246
Total liabilities	6,443,259			6,032,511
Shareholders' equity	750,466			717,742
Total liabilities and shareholders' equity	$7,193,725			$6,750,253
Net interest income (3)		$50,373			$49,162
Net interest spread			2.76%			3.02%
Impact of noninterest-bearing sources			0.35%			0.23%
Net interest margin			3.11%			3.25%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $670 thousand and $702 thousand for the quarter ended March 31, 2019 and 2018, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

(4)	Includes average balances of discontinued operations, which were impractical to remove. For the periods presented, the net interest margin related to discontinued operations is immaterial.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $525 thousand for the three months ended March 31, 2019, and $332 thousand for the three months ended March 31, 2018.

Net Income
Net income, which includes both continuing and discontinued operations, decreased from the first quarter of 2018 primarily due to the $9.6 million of loss on exit or disposal and restructuring-related expenses, net of tax, taken in the quarter. The decrease is partially offset by a reduction in noninterest expense as a result of our cost savings initiatives and an increase in net interest income primarily due to growth in loans held for investment.

Net Income from Continuing Operations
Net income from continuing operations increased from the first quarter of 2018 primarily due to an increase in net interest income. To a lesser extent, the increase also relates to an increase in noninterest income and a reduction in noninterest expense as a result of our 2017 and 2018 cost savings initiatives.
Net Income from Discontinued Operations
Net loss from discontinued operations was $6.8 million compared to the first quarter of 2018 net income of $4.1 million. This decrease is primarily due to $9.6 million, net of tax, in loss on exit or disposal and restructuring related expenses, a decline in single family mortgage net gain on loan origination and sale activities primarily driven by the cyclical decline in mortgage loan production and the continuing reductions in our sales force. This decrease was partially offset by reduced commissions on lower closed loan volume, savings associated with lower headcount and other savings related to our prior cost savings initiatives.

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

Net interest income on a tax equivalent basis for the first quarter of 2019 was $50.4 million, an increase of $1.2 million, or 2.5%, from the first quarter of 2018. The increase from 2018 was primarily due to growth of loans held for investment. The net interest margin for the first quarter of 2019 decreased to 3.11% from 3.25% for the same period in 2018. The flattening yield curve has adversely affected our net interest margin as a result of the yield on our interest earning assets increasing more slowly than the cost of our interest-bearing liabilities, which are more closely tied to short-term interest rates as compared to our interest earning assets.

For the three months ended March 31, 2019, total average interest-earning assets increased $378.5 million, or 6.2% from the three months ended March 31, 2018, primarily as a result of organic loan growth.

Total interest income of $72.6 million on a tax equivalent basis in the first quarter of 2019 increased $10.2 million, or 16.4%, from $62.4 million in the first quarter of 2018. The increase was primarily the result of higher average balances of loans held for investment, which increased $594.4 million, or 12.8%, from the three months ended March 31, 2018.

Total interest expense in the first quarter of 2019 increased $9.0 million, or 68.3% from $13.2 million in the first quarter of 2018. The increase resulted from higher rates on interest-bearing deposits, FHLB advances and wholesale deposits including brokered CDs as market interest rates rise.

Provision for Credit Losses

Our provision for credit losses was $1.5 million in the three months ended March 31, 2019 compared to provision for credit losses of $750 thousand in the three months ended March 31, 2018. The increase in the provision for credit losses from the first quarter of 2018 was primarily due to higher net loan portfolio growth and lower net recoveries during the quarter.

Net recoveries were $123 thousand in the first three months of 2019 compared to net recoveries of $580 thousand in the first three months of 2018. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.80% and 0.81% of loans held for investment at March 31, 2019 and March 31, 2018, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.86% of loans held for investment at March 31, 2019 compared to 0.87% at March 31, 2018.

For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income from continuing operations consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2019	2018

Noninterest income
Gain on loan origination and sale activities (1)	$2,607	$1,447	$1,160	80%
Loan servicing income	1,043	908	135	15
Depositor and other retail banking fees	1,745	1,937	(192)	(10)
Insurance agency commissions	625	543	82	15
(Loss) gain on sale of investment securities available for sale	(247)	222	(469)	(211)
Other	2,319	2,039	280	14
Total noninterest income	$8,092	$7,096	$996	14%

(1)	Excluding discontinued operations

The increases in noninterest income in the three months ended March 31, 2019 compared to the same period in 2018 is primarily attributable to higher net gain on loan origination and sale activities from an increase in non-Fannie Mae DUS® CRE sales.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2019	2018

Single family held for sale:
Servicing value and secondary market gains (1)	$31,843	$41,427	$(9,584)	(23)%
Loan origination and administrative fees	3,645	5,445	(1,800)	(33)
Total gain on single family held for sale	35,488	46,872	(11,384)	(24)
Multifamily DUS®	534	1,146	(612)	(53)
SBA	375	301	74	25
CRE Non-DUS®	1,751	—	1,751	NM
Single Family (2)	(53)	—	(53)	NM
Gain on loan origination and sale activities	$38,095	$48,319	$(10,224)	(21)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Loans originated as held for investment
Loans Serviced for Others

(in thousands)	Mar. 31, 2019	Dec. 31, 2018

Commercial
Multifamily DUS® (1)	$1,435,036	$1,458,020
Other	86,561	84,457
Total commercial loans serviced for others	1,521,597	1,542,477

Single family (2)
U.S. government and agency	5,450,159	19,541,450
Other	602,235	610,285
Total single family loans serviced for others	6,052,394	20,151,735
Total loans serviced for others	$7,573,991	$21,694,212

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes both continuing and discontinued operations.

Loan servicing income consisted of the following.

	Quarter Ended
(in thousands)	Mar. 31, 2019		Mar. 31, 2018

Commercial loan servicing income, net:
Servicing fees and other	$2,419		$1,957
Amortization of capitalized MSRs	(1,376)		(1,049)
Commercial loan servicing income	1,043		908

Single family servicing income, net:(4)
Servicing fees and other	14,938		16,494
Changes in fair value of single family MSRs due to amortization (1)	(8,983)		(8,870)
	5,955		7,624
Risk management, single family MSRs:(4)
Changes in fair value of MSR due to changes in model inputs and/or assumptions (2)	(5,278)	(3)	30,019
Net gain (loss) from derivatives economically hedging MSR	3,683		(30,977)
	(1,595)		(958)
Single Family servicing income	4,360		6,666
Total loan servicing income	$5,403		$7,574

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $774 thousand, net of transaction costs and prepayment reserves, for the first quarter of 2019 sales of single family MSRs.

(4)	Includes both continuing and discontinued operations.

The decrease in loans serviced for others was primarily due to the sale of single family mortgages serviced for others with aggregate unpaid principal balance ("UPB") of $14.26 billion. We entered into two separate transactions with two different parties to sell these assets, both of which were settled on March 29, 2019, and therefore these sales did not materially impact servicing income for the quarter. The assets sold in the first sale were comprised of mortgage servicing rights related to single family mortgage loans held by or pooled in securities guaranteed by Fannie Mae and Freddie Mac with an aggregate UPB of approximately $9.89 billion, and the assets sold in the second sale were mortgage servicing rights related to single family mortgage loans pooled in Ginnie Mae mortgage backed securities with an aggregate UPB of approximately $4.37 billion. Mortgage servicing fees collected in the three months ended March 31, 2019 decreased compared to the same period in 2018 primarily as a result of the sale of mortgage servicing rights in the second quarter of 2018. Our loans serviced for others portfolio was $7.57 billion at March 31, 2019 compared to $21.69 billion at December 31, 2018 and $24.62 billion at March 31, 2018.

The decrease in loan servicing income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a lower average UPB of loans serviced for others as a result of our sale of single family mortgage servicing rights in the second quarter of 2018 and lower risk management results. The lower risk management results were primarily driven by a more volatile interest rate environment, the continued flattening of the yield curve, and increased negative convexity cost.

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

Depositor and other retail banking fees for the three months ended March 31, 2019 decreased from the three months ended March 31, 2018 primarily due to refunding the overpayment of certain consumer overdraft fees.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2019	2018

Fees:
Monthly maintenance and deposit-related fees	$689	$811	$(122)	(15)%
Debit Card/ATM fees	997	1,068	(71)	(7)
Other fees	64	66	(2)	(3)
Total depositor and other retail banking fees	$1,750	$1,945	$(195)	(10)%

Noninterest Expense

Noninterest expense from continuing operations consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2019	2018

Noninterest expense
Salaries and related costs	$25,279	$27,205	$(1,926)	(7)%
General and administrative	8,182	8,366	(184)	(2)
Amortization of core deposit intangibles	333	406	(73)	(18)
Legal	(204)	704	(908)	(129)
Consulting	1,408	682	726	106
Federal Deposit Insurance Corporation assessments	821	861	(40)	(5)
Occupancy	4,968	4,530	438	10
Information services	7,088	6,810	278	4
Net cost (benefit) of operation and sale of other real estate owned	(29)	(93)	64	(69)
Total noninterest expense	$47,846	$49,471	$(1,625)	(3)%

The decrease in noninterest expense in the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to savings associated with lower headcount, along with reductions in non-personnel costs from our cost savings initiatives and a $672 thousand legal expense reimbursement.

Income Tax Expense

Our effective income tax rate of 19.8% for the first quarter of 2019 differed from the Federal blended state statutory tax rate of 23.6% primarily due to the benefit we received from tax-exempt interest income.

Review of Financial Condition – Comparison of March 31, 2019 to December 31, 2018

Total assets were $7.17 billion at March 31, 2019 compared to $7.04 billion at December 31, 2018, an increase of $129.2 million, or 2%.

Cash and cash equivalents were $67.7 million at March 31, 2019 compared to $58.0 million at December 31, 2018, an increase of $9.7 million, or 17%.

Investment securities were $816.9 million at March 31, 2019 compared to $923.3 million at December 31, 2018, a decrease of $106.4 million.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the majority of these securities as available for sale. We designated securities having a carrying value of $4.4 million at March 31, 2019 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At March 31, 2019		At December 31, 2018
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$112,146	14%	$107,961	13%
Commercial	30,382	4	34,514	4
Municipal bonds	351,360	44	385,655	45
Collateralized mortgage obligations:
Residential	156,308	19	166,744	20
Commercial	122,969	15	116,674	14
Corporate debt securities	18,464	2	19,995	2
U.S. Treasury securities	11,037	1	10,900	1
Agency debentures	9,766	1	9,525	1
Total investment securities available for sale	$812,432	100%	$851,968	100%

Loans held for sale were $56.9 million at March 31, 2019 compared to $77.3 million at December 31, 2018, a decrease of $20.4 million, or 26%. Loans held for sale primarily include single family residential loans, typically sold within 30 days of closing the loan. The decrease in the loans held for sale balance was primarily due to an increase in loans sales in the first quarter of 2019.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2019		At December 31, 2018
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,348,554	25%	$1,358,175	27%
Home equity and other	585,167	11	570,923	11
	1,933,721	36	1,929,098	38
Commercial real estate loans:
Non-owner occupied commercial real estate	780,939	15	701,928	14
Multifamily	939,656	17	908,015	18
Construction/land development	837,279	16	794,544	16
	2,557,874	48	2,404,487	48
Commercial and industrial loans:
Owner occupied commercial real estate	450,450	8	429,158	8
Commercial business	421,534	8	331,004	6
	871,984	16	760,162	14
Total loans before allowance, net deferred loan fees and costs	5,363,579	100%	5,093,747	100%
Net deferred loan fees and costs	25,566		23,094
	5,389,145		5,116,841
Allowance for loan losses	(43,176)		(41,470)
	$5,345,969		$5,075,371

(1)
Includes $4.8 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated statements of operations.

Loans held for investment, net increased $270.6 million, or 5.3%, from December 31, 2018. Included in the increase for the quarter were $86.4 million of acquired commercial and industrial loans and $23.5 million of acquired non-owner occupied commercial real estate loans. During the quarter, new commitments totaled $546.5 million and included $133.3 million of consumer loans, $45.0 million of non-owner occupied commercial real estate loans, $141.7 million of multifamily permanent loans, $79.4 million of commercial and industrial loans and $147.0 million of construction loans. New commitments for construction loans included $88.8 million in residential construction, $50.9 million in single family custom home construction and $7.3 million in multifamily construction.

Mortgage servicing rights were $95.9 million at March 31, 2019 compared to $103.4 million at December 31, 2018, a decrease of $7.4 million, or 7.2%. During the second quarter of 2018 and the first quarter of 2019, the Company sold the rights to service approximately $4.90 billion and $14.26 billion, respectively, of unpaid principal balance of our single family mortgage loans serviced for others.

Federal Home Loan Bank stock was $32.5 million at March 31, 2019 compared to $45.5 million at December 31, 2018, a decrease of $13.0 million, or 28.5%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in earnings.

Other assets were $171.8 million at March 31, 2019, compared to $173.4 million at December 31, 2018, a decrease of $1.7 million, or 1.0%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At March 31, 2019		At December 31, 2018
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$683,840	13%	$612,540	12%
Interest-bearing transaction and savings deposits:
NOW accounts	415,402	8	376,137	8
Statement savings accounts due on demand	241,747	4	245,795	5
Money market accounts due on demand	2,014,662	38	1,935,516	38
Total interest-bearing transaction and savings deposits	2,671,811	50	2,557,448	51
Total transaction and savings deposits	3,355,651	63	3,169,988	63
Certificates of deposit	1,644,768	30	1,579,806	31
Noninterest-bearing accounts - other(1)	397,015	7	301,614	6
Total deposits	$5,397,434	100%	$5,051,408	100%

(1)	Includes $219.1 million and $162.8 million in servicing deposits related to discontinued operations for the periods ended March 31, 2019 and December 31, 2018, respectively.

Deposits at March 31, 2019 increased $289.8 million, or 5.9%, from December 31, 2018. The increase in deposits from December 31, 2018 was primarily driven by an increase in consumer deposits. The increase was a result of competitive rates offered on CDs and money markets accounts as well as the implementation of a pro-active pricing strategy in connection with large balances of maturing CDs and rate sensitive CD products. The increase also included $74.5 million in deposits related to the acquisition of a retail deposit branch in San Marcos, San Diego County, California from Silvergate Bank, which was completed in the first quarter of 2019, including $42.7 million of noninterest-bearing accounts and $31.8 million of money market and savings accounts. Consumer deposit growth can be sensitive to changes in interest rates, therefore, the Company has undertaken initiatives to offer more competitive products and rates.

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2019 and December 31, 2018 was $113.9 million and $85.3 million, respectively. There were $731.8 million and $786.1 million of brokered deposits at March 31, 2019 and December 31, 2018, respectively.

Federal Home Loan Bank advances were $599.6 million at March 31, 2019 compared to $932.6 million at December 31, 2018. We use these borrowings primarily to fund single family loans held for sale and secondarily to fund our investment security activities. The reduction in advances was largely offset by an increase in lower cost brokered deposits, which were priced more attractively following the recent short-term interest rate increases.

Shareholders' Equity

Shareholders' equity was $747.0 million at March 31, 2019 compared to $739.5 million at December 31, 2018. This increase was primarily related to other comprehensive income of $10.2 million, partially offset by a net loss of $1.7 million and a share-based compensation expense recovery of $452 thousand recognized during the three months ended March 31, 2019. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at March 31, 2019.

Shareholders' equity, on a per share basis, was $27.63 per share at March 31, 2019, compared to $27.39 per share at December 31, 2018.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended March 31,
	2019	2018

Return on assets (1)(4)	(0.10)%	0.35%
Return on equity (2)(4)	(0.91)%	3.27%
Equity to assets ratio (3)	10.43%	10.63%

(1)	Net income divided by average total assets.

(2)	Net earnings divided by average common shareholders' equity.

(3)	Average equity divided by average total assets.

(4)	Net income includes both continuing and discontinued operations.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K, as well as Note 13, Commitments, Guarantees and Contingencies in our 2018 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Quarterly Report on Form 10-Q.

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
For more information on how we manage these business, financial and other risks, see the discussion in "Enterprise Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Credit Risk Management

The following discussion highlights developments since December 31, 2018 and should be read in conjunction with the "Credit Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets

Credit quality remained strong with nonperforming assets remaining low at $16.7 million, or 0.23% of total assets at March 31, 2019, compared to $12.1 million, or 0.17% of total assets at December 31, 2018. The increase from December 31, 2018 was primarily due to a downgrade of one SBA 504 construction loan of $4.7 million to nonaccrual regarding which construction is complete, the business is operating, and the underlying real estate is contracted for sale. We believe this loan is sufficiently collateralized to avoid potential losses.

Nonaccrual loans were $15.9 million, or 0.29% of total loans at March 31, 2019, an increase of $4.3 million, or 36.6%, from $11.6 million, or 0.23% of total loans at December 31, 2018. Delinquency rates (excluding FHA/VA insured and guaranteed portion of SBA loans) were 0.37% at March 31, 2019 compared to 0.26% at December 31, 2018; the increase was primarily related to the increase in nonaccrual loans.

Net recoveries for the three months ended March 31, 2019 were $123 thousand compared to net recoveries of $580 thousand for the three months ended March 31, 2018.

At March 31, 2019, our loans held for investment portfolio, net of the allowance for loan losses, was $5.35 billion, an increase of $270.6 million from December 31, 2018. The allowance for loan losses was $43.2 million, or 0.80% of loans held for investment, compared to $41.5 million, or 0.81% of loans held for investment at December 31, 2018.

We recorded a provision for credit losses of $1.5 million for the three months ended March 31, 2019 compared to a provision for credit losses of $750 thousand for the three months ended March 31, 2018. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Part I, Item 1 Notes to Interim Consolidated Financial Statements—Note 4, Loans and Credit Quality, of this Quarterly Report on Form 10-Q.

The following tables present the recorded investment, unpaid principal balance and related allowance for impaired loans, broken down by those with and those without a specific reserve.

	At March 31, 2019
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$82,400	(1)	$84,354	$—
Loans with an allowance recorded	2,497		2,505	241
Total	$84,897	(1)	$86,859	$241

	At December 31, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$71,237	(1)	$73,113	$—
Loans with an allowance recorded	1,847		1,847	233
Total	$73,084	(1)	$74,960	$233

(1)	Includes $67.2 million and $65.8 million in single family performing troubled debt restructurings ("TDRs") at March 31, 2019 and December 31, 2018, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 353 impaired loan relationships totaling $84.9 million at March 31, 2019 and 349 impaired loan relationships totaling $73.1 million at December 31, 2018. Included in the total impaired loan amounts were 325 single family TDR loan relationships totaling $69.5 million at March 31, 2019 and 320 single family TDR loan relationships totaling $67.6 million at December 31, 2018. At March 31, 2019, there were 317 single family impaired loan relationships totaling $67.2 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at March 31, 2019, included $53.9 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three months ended March 31, 2019 was $79.0 million compared to $80.5 million for the three months ended March 31, 2018. Impaired loans of $2.5 million and $1.8 million had a valuation allowance of $241 thousand and $233 thousand at March 31, 2019 and December 31, 2018, respectively.

The allowance for credit losses represents management's estimate of the incurred credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see "Critical Accounting Policies and Estimates —
Allowance for Loan Losses" within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At March 31, 2019			At December 31, 2018
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$8,190	18%	25%	$8,217	19%	27%
Home equity and other	7,791	18	11	7,712	18	11
	15,981	36	36	15,929	37	38
Commercial real estate loans
Non-owner occupied commercial real estate	6,176	14	15	5,496	13	14
Multifamily	6,360	14	17	5,754	13	18
Construction/land development	9,651	22	16	9,539	22	16
	22,187	50	48	20,789	48	48
Commercial and industrial loans
Owner occupied commercial real estate	3,304	7	8	3,282	8	8
Commercial business	3,064	7	8	2,913	7	6
	6,368	14	16	6,195	15	14
Total allowance for credit losses	$44,536	100%	100%	$42,913	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$67,175	$2,347	$69,522
Home equity and other	1,124	—	1,124
	68,299	2,347	70,646
Commercial real estate loans
Multifamily	488	—	488
Construction/land development	—	4,675	4,675
	488	4,675	5,163
Commercial and industrial loans
Owner occupied commercial real estate	6,674	—	6,674
Commercial business	81	—	81
	6,755	—	6,755
	$75,542	$7,022	$82,564

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $53.9 million at March 31, 2019.

	At December 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$65,835	$1,740	$67,575
Home equity and other	1,237	—	1,237
	67,072	1,740	68,812
Commercial real estate loans
Multifamily	492	—	492
Construction/land development	726	—	726
	1,218	—	1,218
Commercial and industrial loans
Owner occupied commercial real estate	846	—	846
Commercial business	103	164	267
	949	164	1,113
	$69,239	$1,904	$71,143

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $52.4 million at December 31, 2018.

The Company had 346 loan relationships classified as TDRs totaling $82.6 million at March 31, 2019 with no related unfunded commitments. The Company had 343 loan relationships classified as TDRs totaling $71.1 million at December 31, 2018 with $15 thousand in related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$5,872	$5,416	$7,882	$29,273	(1)	$48,443	$838
Home equity and other	654	97	967	—		1,718	—
	6,526	5,513	8,849	29,273		50,161	838
Commercial real estate loans
Non-owner occupied commercial loans	—	—	11	—		11	—
Multifamily	144	—	—	—		144	—
Construction/land development	—	—	4,746	—		4,746	—
	144	—	4,757	—		4,901	—
Commercial and industrial loans
Owner-occupied commercial real estate	—	2,038	364	—		2,402	—
Commercial business	—	—	1,904	—		1,904	—
	—	2,038	2,268	—		4,306	—
Total	$6,670	$7,551	$15,874	$29,273		$59,368	$838

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At March 31, 2019, these past due loans totaled $29.3 million.

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

Loan Underwriting Standards

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower's credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages their current and prior debts, documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals or evaluations in accordance with our appraisal policy. A borrower's ability to repay the loan is based on several factors, including employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value and debt-to-income ratios, amount of liquid financial reserves, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices, demand and levels of unemployment.

For commercial, multifamily and construction loans, we consider the same factors with regard to the borrower and the guarantors. In addition, we evaluate liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the amount of cash expected to flow through the borrower (including the outflow to other lenders) and our prior experience with the borrower. We use this information to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

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

Our underwriting guidelines for commercial real estate construction loans generally require that the loan-to-value ratio not exceed 75% and attain a stabilized debt coverage ratio of 1.25 or better.

Our underwriting guidelines for multifamily residential construction loans generally require that the loan-to-value ratio not exceed 80% and attain a stabilized debt coverage ratio of 1.20 or better.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At March 31, 2019, we did not have an outstanding balance on this line of credit.

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

On April 4, 2019, HomeStreet, Inc. announced a stock repurchase program of up to $75.0 million of our common stock. Repurchases may be made at management’s discretion from time to time in accordance with all applicable securities and other laws and regulations. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations. The Bank approved a dividend to HomeStreet, Inc. of up to $75.0 million funded by a portion of the surplus capital created by the sales of mortgage servicing rights in the first quarter which will be the primary source of liquidity to fund repurchases under this program, although repurchases may be funded from one or a combination of existing cash balances, free cash flow and other available liquidity sources. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be modified, suspended or discontinued at any time.

HomeStreet Capital Corporation

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

HomeStreet Bank

The Bank's primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2019, our primary liquidity ratio was 19.1% compared to 19.4% at December 31, 2018.

At March 31, 2019 and December 31, 2018, the Bank had available borrowing capacity of $690.2 million and $492.7 million, respectively, from the FHLB, and $280.1 million and $333.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the three months ended March 31, 2019, cash, cash equivalents and restricted cash increased by $9.1 million compared to a decrease of $6.4 million for the three months ended March 31, 2018. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2019, net cash of $12.2 million was used in operating activities, primarily from the recognition of deferred taxes from the sale of mortgage servicing rights and the net fair value adjustment and gain on sale of loans held for sale partially offset by cash proceeds from the sale of loans exceeding cash used to fund loans held for sale production. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2018, net cash of $107.3 million was provided by operating activities primarily from proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the three months ended March 31, 2019, net cash of $62.4 million was provided by investing activities, primarily due to $166.3 million in proceeds from the sale of mortgage servicing rights, $148.6 million from proceeds of loans originated as held for investment and $95.0 million proceeds from the sale of investment securities, partially offset by $337.2 million of cash used for the origination of portfolio loans net of principal repayments. For the three months ended March 31, 2018, net cash of $303.9 million was used in investing activities, primarily due to $275.1 million of cash used for the origination of portfolio loans net of principal repayments, $70.0 million of cash used for the purchase of investment securities, and $3.6 million used for the purchase of property and equipment, partially offset by $27.4 million from principal repayments and maturities of investment securities and $16.9 million proceeds from the sale of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from FHLB advances. For the three months ended March 31, 2019, net cash of $41.0 million was used in financing activities, primarily due $333.0 million net repayments from FHLB advances, partially offset by $271.5 million growth in deposits. For the three months ended March 31, 2018, net cash of $190.3 million was provided by financing activities, primarily due to $288.0 million of organic growth in deposits, partially offset by $127.5 million net repayments from FHLB advances.

Capital Management

In July 2013, federal banking regulators (including the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board ("FRB") adopted new capital rules (as used in this section, the "Rules"). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as "Basel III") as well as requirements enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Since 2015, the Rules have applied to both the Company and the Bank.
The Rules recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income ("AOCI"), except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank elected this one time option in 2015 to exclude certain components of AOCI. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus, subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution's capital using four capital measures or ratios. The leverage ratio is the ratio of the institution's Tier 1 capital to its average total consolidated assets. The common equity Tier 1 capital ratio is the ratio of the institution's common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk based capital ratio is the ratio of the institution's total Tier 1 capital to its total risk-weighted assets. The total risk based capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category and given a percentage weight based on the relative risk of that category. The percentage weights range from 0% to 1250%. An asset's risk-weighted value will generally be its percentage weight multiplied by the asset's value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution's federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution's capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a "conservation buffer" of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and would have been fully phased in on January 1, 2019 at 2.5% above the required minimum common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. However, in 2017, the FDIC issued a final rule to extend the 2017 transition provision on a go-forward basis, halting certain parts of the full phase in. The required phase-in capital conservation buffer during 2017 was 1.25% and is 1.25% during 2018. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At March 31, 2019, our capital conservation buffers for the Company and the Bank were 6.58% and 7.77%, respectively.
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

At March 31, 2019, the Bank's capital ratios continued to meet the regulatory capital category of "well capitalized" as defined by the FDIC's prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At March 31, 2019
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$795,667	11.17%	$284,989	4.0%	$356,236	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	795,667	14.88	240,620	4.5	347,562	6.5
Tier 1 risk-based capital (to risk-weighted assets)	795,677	14.88	320,827	6.0	427,769	8.0
Total risk-based capital (to risk-weighted assets)	843,468	15.77	427,769	8.0	534,712	10.0

	At March 31, 2019
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$769,783	10.73%	$287,021	4.0%	$358,776	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	709,821	12.62	253,188	4.5	365,716	6.5
Tier 1 risk-based capital (to risk-weighted assets)	769,783	13.68	337,584	6.0	450,112	8.0
Total risk-based capital (to risk-weighted assets)	820,265	14.58	450,112	8.0	562,640	10.0

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

Accounting Developments

See the Notes to Interim Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies, for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2018 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report on Form 10-K. Since December 31, 2018, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2019
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$67,690	$—	$—	$—	$—	$—	$—	$67,690
FHLB Stock	—	—	—	—	—	32,533	—	32,533
Investment securities (1)	47,509	39,612	44,938	167,455	126,844	390,520	—	816,878
Mortgage loans held for sale (3)	364,478	—	—	—	—	—	—	364,478
Loans held for investment (1)	1,621,134	399,602	557,419	1,295,367	827,813	644,634	—	5,345,969
Total interest-earning assets	2,100,811	439,214	602,357	1,462,822	954,657	1,067,687	—	6,627,548
Non-interest-earning assets	—	—	—	—	—	—	543,857	543,857
Total assets	$2,100,811	$439,214	$602,357	$1,462,822	$954,657	$1,067,687	$543,857	$7,171,405
Interest-bearing liabilities:
NOW accounts (2)	$415,402	$—	$—	$—	$—	$—	$—	$415,402
Statement savings accounts (2)	241,747	—	—	—	—	—	—	241,747
Money market accounts (2)	2,014,662	—	—	—	—	—	—	2,014,662
Certificates of deposit	658,578	350,719	301,708	304,778	28,985	—	—	1,644,768
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
FHLB advances	584,000	10,000	—	—	—	5,590	—	599,590
Other borrowings	27,000	—	—	—	—	—	—	27,000
Long-term debt	60,509	—	—	—	—	65,000	—	125,509
Total interest-bearing liabilities	4,001,898	360,719	301,708	304,778	28,985	70,590	—	5,068,678
Non-interest bearing liabilities	—	—	—	—	—	—	1,355,696	1,355,696
Equity	—	—	—	—	—	—	747,031	747,031
Total liabilities and shareholders' equity	$4,001,898	$360,719	$301,708	$304,778	$28,985	$70,590	$2,102,727	$7,171,405
Interest sensitivity gap	$(1,901,087)	$78,495	$300,649	$1,158,044	$925,672	$997,097
Cumulative interest sensitivity gap	$(1,901,087)	$(1,822,592)	$(1,521,943)	$(363,899)	$561,773	$1,558,870
Cumulative interest sensitivity gap as a percentage of total assets	(27)%	(25)%	(21)%	(5)%	8%	22%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	52%	58%	67%	93%	111%	131%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2019 and December 31, 2018 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2019		December 31, 2018
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(4.4)%	(4.5)%	(8.3)%	(13.5)%
+100	(2.0)	(0.9)	(4.1)	(7.0)
-100	1.6	(3.8)	5.0	(0.8)
-200	1.9%	(12.4)%	9.0%	(7.0)%

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

At March 31, 2019, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2018 and March 31, 2019 reflect the impact of overall balance sheet composition. The changes in sensitivity reflect the impact of both lower market interest rates and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios and may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, as disclosed in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company sold a significant portion of its single family mortgage servicing rights. The Company’s Board of Directors also authorized the exit or disposal of the Company’s home loan center based origination business which resulted in elimination of segment reporting in the first quarter of 2019. Subsequent to the quarter ended March 31, 2019, the Company executed a definitive agreement with Homebridge Financial Services, Inc. to sell the assets of up to 50 stand-alone, satellite, and fulfillment offices, which action is related to the Board resolution to exit the Bank’s home loan center-based mortgage origination business. In connection with the adoption of the resolution to exit or dispose of the home loan center-based mortgage business, the sales of single family mortgage servicing rights and entering into a definitive agreement for the sale of assets to Homebridge, the Company adopted discontinued operations accounting for the legacy Mortgage Banking segment. Certain back office infrastructure and operations were also restructured as part of these activities. These combined initiatives, were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over the financial reporting process. We will continue to monitor internal control over financial reporting throughout the process.

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

Since our initial public offering ("IPO") in February 2012, we have included targeted and opportunistic growth as a key component of our business strategy, and continue to pursue growth strategies for our commercial and consumer banking operations. We have grown our retail deposit branch presence from 20 branches in 2012 to 63 as of March 31, 2019, including expansion into new geographic regions, and have continued to expand our commercial lending operations during that period, resulting in substantial growth overall in total assets, total deposits and total loans. In the first quarter of 2019, we added one branch by acquisition and two de novo branches. However, as the Company is going through the transition of exiting its HLC-based mortgage origination business, the near-term strategic focus is expected to be more on improving efficiency and cost containment. Accordingly, we have determined to temporarily suspend all de novo retail branch openings. This measure, along with other decisions we make as part of our overall focus on improving efficiency and cost, will likely significantly limit our ability to grow our retail deposit bank presence at the same pace that we have grown over recent quarters.

The sale of our Home Loan Center-based mortgage origination business is subject to certain closing conditions, including third party approvals and license requirements, which may not be achieved or may take longer than expected; an inability to meet the closing conditions in a timely manner or at all may result in a termination of the agreement without completion of the transaction and increase the cost of exiting the HLC-based mortgage business.

On April 4, 2019, HomeStreet Bank entered into a Purchase and Assumption Agreement with Homebridge Financial Services, Inc. for the sale of up to 50 stand-alone home loan center, satellite and operational offices of the Bank (the "HLC Transaction"). In order to complete the HLC Transaction, both the Company and Homebridge have to meet certain closing conditions, including, among other things, having an adequate number of transferring loan officers and loan offices licensed to operate on behalf of an independent mortgage company and receiving consent or approval from certain third parties. If either Homebridge or we are not able to meet these closing conditions in a timely fashion, or at all, the HLC Transaction may be limited to a smaller number of locations or may not be consummated at all. Because HomeStreet has adopted a plan of exit or disposal with respect to these assets and the related personnel, any offices that are not sold will be closed and the employees who are not able to transfer to Homebridge will be terminated by HomeStreet. In the event that some or all of the offices are closed rather than being transferred to Homebridge, the Company may incur additional expenses related to the closure of those offices and termination of those employees, which is likely to have an adverse effect on the Company's results of operations and financial condition and may negatively impact our stock price.

Completing the exit or disposal of our HLC-based mortgage origination business may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the plan of exit or disposal may not be realized.

The Company has adopted a plan of exit or disposal with respect to its HLC-based mortgage origination business that contemplates either selling the assets relating to the HLCs and transferring the related employees to the buyer in the HLC Transaction or shutting down those operations and terminating the related employees prior to by June 30, 2019. Completing this plan is expected to take a considerable amount of time and attention of management and staff as we work to achieve the threshold requirements for closing of the HLC Transaction, monitor the possibility that some locations may not transfer, undertake to close any non-transferring location and work with the buyer to transfer assets, technology, information and personnel and enter into a transition services agreement for the buyer to complete the HLC pipeline of loans at the time of closing. It is possible that the exit and disposal could result in substantial disruption of the Company's operations as we may face the unexpected loss of key employees that we rely on to assist with the transition or to work in our continuing operations, disruption of our ongoing businesses, higher than anticipated costs, adverse impacts to our relationships with our customers and employees, or a failure to achieve the anticipated benefits and cost savings. If difficulties with the exit and disposal process are encountered, the anticipated benefits of the HLC Transaction, including the mitigation of exit costs through the expected sale of HLC-related assets, may not be realized fully or at all, or may take longer to realize than expected. Implementing the plan of exit or disposal will also divert management attention and resources, and could have an adverse effect on the Company’s ability to operate efficiently as well as its results of operations and financial condition during the transition period and beyond.

Termination of the HLC Transaction could negatively impact the Company.

Both the Bank and Homebridge have certain rights to terminate the HLC Transaction as to some or all of the HLC assets, including if the transaction is not completed by June 21, 2019. In the event the closing conditions cannot be met, including the requirement that a certain minimum percentage of the loan officers being licensed to originate on behalf of Homebridge and having accepted an offer of employment from Homebridge, the HLC Transaction may not close and Homebridge could terminate the agreement. In the event that the agreement is terminated, we may incur significant additional expense in closing those HLCs that are subject to the plan of exit or disposal without the offset of any purchase price for such assets, and the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the HLC Transaction will be completed in full. In addition, the Company will have incurred substantial costs in connection with negotiating the agreement for the HLC Transaction and completing certain tasks required to be prepared for closing under the HLC Transaction agreement, such as licensing of employees, and would have to recognize those costs without realizing the expected benefits of the HLC Transaction.

Our stock repurchase program may not enhance our long-term shareholder value.
On April 4, 2019, we announced that the Board of Directors approved a stock repurchase program for up to $75 million of our outstanding common stock, measured as of the date such plan was adopted, March 28, 2019. We cannot be assured that our stock repurchase program will enhance long-term shareholder value. The timing and actual number of shares repurchased, if any, depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. In addition, while we expect to implement this repurchase plan pursuant to a Rule 10b5-1 plan, which allows for trading in closed windows, it cannot be adopted or modified except in an open window period. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.

Even with the expected sale of our home loan center-based mortgage business and related servicing portfolio, we will need to consider additional measures to improve our financial performance.

While the HLC Transaction and MSR Sales are expected to create significant cost savings, generate additional capital for our operations and improve the overall financial health of our organization going forward, the downsizing of those operations combined with the move away from segment reporting will result in an initial increase in overhead expenses for our continuing operations and a corresponding increase in the Company's efficiency ratio (as compared to the efficiency ratio reported in prior quarters for commercial and consumer banking) in the short term. As a result, we will need to undertake additional cost cutting or revenue enhancement measures in order to meet our financial and strategic goals. We may not be successful in reducing our overall expenses and improving our efficiency ratio to the level of our peers in the near term, or at all.

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

We adopted discontinued operations reporting with regard to our HLC-based mortgage operations in the first quarter of 2019, which requires us to make certain assumptions regarding allocation of our income and expenses that may not be wholly accurate or that may change in the future.

Based on our adoption in the first quarter of 2019 of a Plan of Exit or Disposal for our HLC-based mortgage lending operations, the anticipated sale or disposition of substantially all assets related to that business (including 71% of our portfolio of mortgage servicing rights measured as of December 31, 2018), we are required under GAAP to separately report those operations as discontinued operations separately from the continuing operations of the Company for the current and prior comparative periods. This reporting requirement results in a recasting of the financial statements for both current and prior periods based on subjective assumptions about which income and costs are continuing and which are discontinued, which assumptions required a significant amount of judgment from management. Because we will continue to have mortgage operations related to our commercial and consumer banking business, the apportionment of continued and discontinued operations and is not as discrete as it might be in other contexts, such as a divestment. Moreover, it would not be feasible or practical to undertake a comprehensive historical analysis of our operations in prior periods relating to the determination of discontinued operations, therefore management also adopted certain simplifying assumptions in an effort to provide information that deemed more relevant to investors. As a result, our financial reporting for prior years may be less precise than it would otherwise be were we not allocating between continuing and discontinued operations.

In addition, we may find in the future that our assumptions regarding what should have been included in discontinued operations may change or may prove to have been inaccurate, which could result in differences in the amounts reported in the financial statements and related disclosures as continuing and discontinued operations in future periods, including a subsequent recasting of historical periods based on the reallocation of those items.

We have determined the costs allocated to stranded costs on the basis of our prior corporate overhead segment allocations, which may be less accurate than other approaches in determining which costs should be included in this category.

In our earnings report for the first quarter of 2019, we reported certain of our costs that are not allocable to discontinued operations because they will continue but are not part of our continuing operations as "stranded costs", which is a non-GAAP measure. Those costs identified as stranded costs were estimated in part based on the Company's historical process of allocating corporate overhead costs to the previous business segments. While this approach is reasonable to the Company, a more robust, granular analysis may have resulted in a materially different amount of stranded costs that directly impact the expenses and net income reported for continuing and discontinued operations.

Proxy contests commenced against the Company have caused us to incur substantial costs, divert the attention of the Board of Directors and management, take up management's attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition, and future proxy contests will do so as well.

In late 2017 through our annual meeting in May 2018, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., and certain affiliates (the "Blue Lion Parties") engaged in a lengthy proxy fight with respect to the Company in which Mr. Griege and the Blue Lion Parties went to great lengths to try to persuade our shareholders to vote against certain of our directors and proposals. While Blue Lion was not ultimately successful in preventing the election of the Company's nominees, the protracted campaign against the Company was both time-consuming and costly. Although the Company has continued to engage with the Blue Lion Parties on a regular basis as it does with other shareholders, the Blue Lion Parties have provided notice to the Company that they intend to engage in a proxy contest again with respect to our 2019 Annual Meeting of the Shareholders. We expect the Blue Lion Parties to continue to be critical of the Company's board and management for the foreseeable future.

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
The Company is going through a time of transition as we seek to divest our HLC-based mortgage business and focus on improved efficiency and slower growth in our continuing operations. This transition has resulted in some uncertainty among our employees as we have also identified a number of corporate positions that will be eliminated as we seek to improve the efficiency of our remaining operations and reduce our overhead expenses, which may cause some employees that we would want to retain, either in the near-term or long-term, to seek other opportunities. If a key employee or a substantial number of employees depart, it may impact our ability to conduct business as usual. The low unemployment rates in many of our primary job markets, including Seattle, may leave us especially vulnerable to the loss of key employees. Similarly, this uncertainty may make it more challenging for us to attract and retain qualified and desirable candidates to fill open positions at the Company. The loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.
Our expected sale of the assets related to our home loan center-based mortgage operations could have an adverse impact on our ability to retain certain customers.
Customers or potential customers who are aware of our current strategic direction may decide not to continue to do business with HomeStreet, including seeking out other originators for loans that they have not yet closed or seeking to refinance their existing loan with a different provider. As a result, our mortgage pipeline could fall off sooner than expected, which could impair our financial results for the second quarter. Further, retail customers who are not impacted by a potential sale of the assets related to our home loan center-based mortgage operations may seek to move their deposit accounts away from our institution if they are concerned about the impact of this announcement on our overall operations, our reputation in the community or the future of our organization as a whole. A loss of a substantial number of customers and potential borrowers could adversely impact our financial condition and results of operations.

Volatility in mortgage markets, changes in interest rates, competition in our industry, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. While we expect to reduce our exposure to the mortgage market by significantly scaling back our mortgage operations, we will still continue to rely on mortgage origination for a portion of our revenues. Challenges in the mortgage market, including an increasing interest rate environment, and a disparity between the supply and demand of houses available for sale, regulatory decisions, increased competition among mortgage originators, a flattening yield curve and other forces of market volatility have the effect of decreasing net interest income, decreasing profitability, increasing the cost of mortgage origination and adversely impacting our hedging strategies. The mortgage banking operations that we expect to retain will still be subject to many of these same pricing and competitive pressures existing in the mortgage industry generally.

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

Although we presently have retail deposit branches in four states, with lending offices in these states and two others, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and many have experienced disproportionately significant economic volatility compared to the rest of the United States in the past. In addition, many of these areas have been experiencing a constriction in the availability of houses for sale in recent periods as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region in particular, or more significantly, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a degeneration in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. Although real estate prices are currently stable in the markets in which we operate, if market values decline significantly, as they did in the last recession, the collateral for our loans may provide less security and, our ability, to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

We originate a substantial portion of our single family mortgage loans for sale to government-sponsored enterprises ("GSE") such as Fannie Mae, Freddie Mac and Ginnie Mae. Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale. For example, as a result of Section 309 of the EGRRCPA, which was enacted into law in May 2018, a few of our VA-qualified loans we had originated for sale to Ginnie Mae were deemed to be ineligible for sale to Ginnie Mae under the revised terms of that entity’s program and we were required to find a different way to sell these loans. Such changes are difficult to predict, and can have a negative impact on our cash flow and results of operations.

We may have deficiencies in internal controls over financial reporting that we have not discovered which may result in our inability to maintain control over our assets or to identify and accurately report our financial condition, results of operations, or cash flows.

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

In addition, as we have acquired new operations, we have added the loans previously held by the acquired companies or related to the acquired branches to our books, including loans acquired from Silvergate Bank in March 2019. If we make additional acquisitions in the future, we may bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for loan losses, and adversely affect our financial condition, results of operations and cash flows stemming from losses on those additional loans.

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

We completed four whole-bank acquisitions and acquired nine stand-alone branches between September 2013 and March 31, 2019, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future, including risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

When we sell or securitize loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our agreements require us to repurchase loans if we have breached any of these representations or warranties, in which case we may be required to repurchase such loan and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against a third party for such losses, or the remedies available to us may not be as broad as the remedies available to the purchaser of the loan against us. In addition, if there are remedies against a third party available to us, we face further risk that such third party may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces remedies against us, we may not be able to recover our losses from a third party and may be required to bear the full amount of the related loss.

We recently sold a substantial portion of our MSRs related to our large scale mortgage business, which may increase our exposure to these risks due to the volume of MSR sales outside of our historical ordinary course of business.

If we experience increased repurchase and indemnity demands on loans or MSRs that we sell from our portfolios, due to the increased volume of sales in the first quarter or otherwise, our liquidity, results of operations and financial condition may be adversely affected.

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

Changes in fee structures by third party loan purchasers may decrease our loan production volume and the margin we can recognize on loans and may adversely impact our results of operations.

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

We are significantly decreasing our mortgage origination operations which may limit our ability to increase our volume significantly in the event of a significant improvement in the mortgage market.

Due primarily to a combination of increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale which is especially acute in our primary markets, the overall number of mortgage products being purchased in the market is significantly reduced from prior periods. In response, we have entered into a series of transactions through which we expect to sell substantially all of the assets related to our HLC-based mortgage origination business, and have further adopted a plan of exit or disposal that calls for the closure of the HLC-related offices and termination of related personnel in the event we are not successful in selling those assets. We therefore will have a significantly smaller mortgage operation going forward. If the mortgage market were to significantly improve, we would not have the capacity to originate mortgages to the volume we have had in recent years, which would limit our ability to capitalize on that market.

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

A portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

Historically a substantial portion of our consolidated net revenues (net interest income plus noninterest income) have been derived from originating and selling residential mortgages. While we have entered into a series of transactions that will significantly decrease the size of our mortgage business, we expect to continue to offer mortgage lending on a smaller scale, and therefore will still be subject to the volatility of that market sector. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a significant lack of housing inventory caused by an increase in demand for housing at a time of decreased supply, and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages because it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, interest rate changes may result in lower rate locks and higher closed loan volume which can negatively impact our financial results because we book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as "fallout". When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

We may incur losses due to changes in prepayment rates.

Our mortgage servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or stagnating real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of residential mortgage loan servicing rights to decrease along with the amount of loan administration income received. In the first quarter of 2019, we sold a significant portion of our mortgage servicing rights, however we will continue to be exposed to such risks on a smaller scale with respect to the servicing rights we expect to retain going forward.

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

In addition, recent political shifts in the United States may result in additional significant changes in legislation and regulations that impact us, although the possibility, nature and extent of any repeals or revisions to Dodd-Frank or any other regulations impacting financial institutions are not presently known and we cannot predict whether or not these changes will come to pass. These circumstances lead to additional uncertainty regarding our regulatory environment and the cost and requirements for compliance. We are unable to predict whether federal or state authorities, or other pertinent bodies, will enact legislations, laws, rules or regulations that will impact our business or operations. Further, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal "guidance" such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that will affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability.

Changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential litigation.

Policies and regulations enacted by CFPB may negatively impact our residential mortgage loan business and increase our compliance risk.

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau ("CFPB") which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower's ability to repay their mortgage loan while providing borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower's ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, they have not yet been challenged widely in courts and it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these regulations on the lender's enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a "qualified mortgage" as defined by the CFPB is uncertain. The 2014 regulations also require changes to certain loan servicing procedures and practices, which have resulted in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

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

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.

We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, or claims by former and current employees, including class, collective and representative actions. Such actions could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by employees or former employees. In addition, such insurance coverage may not continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, financial condition, results of operations and prospects.

We are subject to more stringent capital requirements under Basel III.

As of January 1, 2015, we became subject to new rules relating to capital standards requirements, including requirements contemplated by Section 171 of the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision, which standards are commonly referred to as Basel III. Many of these rules apply to both the Company and the Bank, including increased common equity Tier 1 capital ratios, Tier 1 leverage ratios, Tier 1 risk-based ratios and total risk-based ratios. In addition, beginning in 2016, all institutions subject to Basel III, including the Company and the Bank are required to establish a "conservation buffer" that took full effect on January 1, 2019. This conservation buffer consists of common equity Tier 1 capital and is now required to be 2.5% above existing minimum capital ratio requirements. This means that, in order to prevent certain regulatory restrictions, the common equity Tier 1 capital ratio requirement is now 7.0%, the Tier 1 risk-based ratio requirement is 8.5% and the total risk-based capital ratio requirement is 10.5%. Any institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered "well-capitalized." The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to MSRs and deferred tax assets. For more on these regulatory requirements and how they apply to the Company and the Bank, see "Business - Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements" in our Annual Report on Form 10-K for the year ended December 31, 2018. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

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

We are currently evaluating the provisions of this ASU to determine the impact and developing appropriate systems to prepare for compliance with this new standard; however, we expect the new standard could have a material impact on the Company's consolidated financial statements.

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Capital Management" as well as "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements" in our Annual Report on Form 10-K for the year ended December 31, 2018. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debts, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a policy to pay dividends and in recent years our Board of Directors has elected to retain capital for growth rather than to declare a dividend. While management has recently discussed the possibility of paying dividends in the near future, we have not declared dividends in any recent quarters, and the potential of future dividends is subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, credit unions, mortgage companies and savings institutions but more recently has also come from financial technology (or "fintech") companies that rely heavily on technology to provide financial services and often target a younger customer demographic. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and provide consistent customer service while keeping costs in line. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text and on-line banking, e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition or results of operations may be adversely affected.

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

Purchases of Equity Securities by the Issuer
On March 28, 2019 the Board of Directors authorized a share repurchase program pursuant to which the Company may purchase up to $75 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.
There were no repurchases of our common stock during the quarter ended March 31, 2019.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1†	Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights by and between HomeStreet Bank and New Residential Mortgage LLC dated as of March 29, 2019.

10.2†	Mortgage Servicing Rights Purchase and Sale Agreement by and between HomeStreet Bank and PennyMac Loan Services LLC dated as of March 29, 2019.
10.3
Purchase and Assumption Agreement dated as of April 3, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 4, 2019.

10.4
Amendment No. 1 to Purchase and Assumption Agreement dated as of April 10, 2019 by and between Homebridge Financial Services, Inc. and HomeStreet Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document
† The Registrant has redacted portions of this document that constitute confidential information in accordance with Regulation S-K Item 601(b)(10) as revised by the FAST Act effective April 2, 2019.

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 10, 2019.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)