Form 10-Q
period 2019-06-30
HomeStreet, Inc.
filed 2019-08-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
OR
☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number: 001-35424
________________________________
HOMESTREET, INC.
(a Washington Corporation )
91-0186600
________________________________

601 Union Street, Suite 2000
Seattle, Washington 98101
(Address of principal executive offices)

Telephone Number - Area Code (206) 623-3050

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

The number of outstanding shares of the registrant's common stock as of August 5, 2019 was 24,397,317.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	June 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $75,416 and $28,534)	$99,602	$57,982
Investment securities (includes $799,397 and $851,968 carried at fair value)	803,819	923,253
Loans held for sale (includes $81,566 and $52,186 carried at fair value)	145,252	77,324
Loans held for investment (net of allowance for loan losses of $43,254 and $41,470; includes $4,475 and $4,057 carried at fair value)	5,287,859	5,075,371
Mortgage servicing rights (includes $67,723 and $75,047 carried at fair value)	94,950	103,374
Other real estate owned	1,753	455
Federal Home Loan Bank stock, at cost	24,048	45,497
Premises and equipment, net	81,167	88,112
Lease right-of-use assets	102,353	—
Goodwill	30,170	22,564
Other assets	176,888	171,255
Assets of discontinued operations	352,929	477,034
Total assets	$7,200,790	$7,042,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,590,893	$4,888,558
Federal Home Loan Bank advances	387,590	932,590
Accounts payable and other liabilities	102,943	169,970
Federal funds purchased and securities sold under agreements to repurchase	—	19,000
Long-term debt	125,556	125,462
Lease liabilities	121,677	—
Liabilities of discontinued operations	148,221	167,121
Total liabilities	6,476,880	6,302,701
Commitments and contingencies (Note 8)
Shareholders' equity:
Temporary shareholders' equity
Shares subject to repurchase	52,735	—
Permanent shareholders' equity
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 26,085,164 shares and 26,995,348 shares	511	511
Additional paid-in capital	308,705	342,439
Retained earnings	359,252	412,009
Accumulated other comprehensive income (loss)	2,707	(15,439)
Total permanent shareholders' equity	671,175	739,520
Total liabilities, temporary shareholders' equity and permanent shareholders' equity	$7,200,790	$7,042,221

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2019	2018	2019	2018
Interest income:
Loans	$67,015	$56,168	$129,946	$107,656
Investment securities	4,884	5,527	10,448	11,086
Other	180	123	368	187
	72,079	61,818	140,762	118,929
Interest expense:
Deposits	16,940	9,562	31,252	17,350
Federal Home Loan Bank advances	3,635	2,780	8,277	5,009
Federal funds purchased and securities sold under agreements to repurchase	463	24	767	56
Long-term debt	1,725	1,662	3,469	3,246
Other	129	45	253	75
	22,892	14,073	44,018	25,736
Net interest income	49,187	47,745	96,744	93,193
Provision for credit losses	—	1,000	1,500	1,750
Net interest income after provision for credit losses	49,187	46,745	95,244	91,443
Noninterest income:
Net gain on loan origination and sale activities	12,178	2,710	14,785	4,157
Loan servicing income	2,176	937	3,219	1,845
Depositor and other retail banking fees	2,024	1,947	3,769	3,884
Insurance agency commissions	573	527	1,198	1,070
Gain (loss) on sale of investment securities available for sale, net	137	16	(110)	238
Other	2,741	2,268	5,060	4,307
	19,829	8,405	27,921	15,501
Noninterest expense:
Salaries and related costs	34,239	27,005	59,518	54,210
General and administrative	7,844	8,701	16,026	17,067
Amortization of core deposit intangibles	461	407	794	813
Legal	1,824	816	1,620	1,520
Consulting	887	615	2,295	1,297
Federal Deposit Insurance Corporation assessments	833	998	1,654	1,859
Occupancy	5,826	4,453	10,794	8,983
Information services	6,948	6,967	14,036	13,777
Net (cost) benefit from operation and sale of other real estate owned	(30)	2	(59)	(91)
	58,832	49,964	106,678	99,435
Income from continuing operations before income taxes	10,184	5,186	16,487	7,509
Income tax expense from continuing operations	1,292	1,015	2,537	1,584
Income from continuing operations	8,892	4,171	13,950	5,925
(Loss) income from discontinued operations before income taxes (includes net loss on disposal of $10,796 and $23,020 for the three and six months ended June 30, 2019)	(16,678)	3,641	(25,118)	9,090
Income tax (benefit) expense from discontinued operations	(2,198)	713	(3,865)	2,050
(Loss) income from discontinued operations	(14,480)	2,928	(21,253)	7,040
NET (LOSS) INCOME	$(5,588)	$7,099	$(7,303)	$12,965

Basic earnings per common share:
Income from continuing operations	$0.32	$0.15	$0.51	$0.22
(Loss) income from discontinued operations	(0.54)	0.11	(0.79)	0.26
Basic earnings per share	$(0.22)	$0.26	$(0.28)	$0.48

Diluted earnings per common share
Income from continuing operations	$0.32	$0.15	$0.51	$0.22
(Loss) income from discontinued operations	(0.54)	0.11	(0.79)	0.26
Diluted earnings per share	$(0.22)	$0.26	$(0.28)	$0.48
Basic weighted average number of shares outstanding	26,619,216	26,976,892	26,820,361	26,952,178
Diluted weighted average number of shares outstanding	26,802,130	27,156,329	26,993,653	27,157,664

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net (loss) income	$(5,588)	$7,099	$(7,303)	$12,965
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) of $2,703 and $(642) for the three months ended June 30, 2019 and 2018, and $5,205 and $(3,300) for the six months ended June 30, 2019 and 2018, respectively	10,170	(2,412)	20,139	(12,412)
Reclassification adjustment for net (gains) losses included in net income, net of tax expense (benefit) of $29 and $4 for the three months ended June 30, 2019 and 2018, and $(23) and $50 for the six months ended June 30, 2019 and 2018, respectively	(108)	(12)	87	(188)
Other comprehensive income (loss)	10,062	(2,424)	20,226	(12,600)
Comprehensive income	$4,474	$4,675	$12,923	$365

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total permanent equity

For the Three Months Ended June 30, 2019
Balance, April 1, 2019	27,038,257	$511	$342,049	$411,826	$(7,355)	$—	$747,031
Net loss	—	—	—	(5,588)	—	—	(5,588)
Common stock issued	10,507	—	19	—	—	—	19
Share-based compensation expense	—	—	712	—	—	—	712
Other comprehensive income	—	—	—	—	10,062	—	10,062
Common stock repurchased and retired	(963,600)	—	(12,199)	(16,127)	—	—	(28,326)
Reclassification to temporary equity	—	—	(21,876)	(30,859)	—	52,735	(52,735)
Balance, June 30, 2019	26,085,164	$511	$308,705	$359,252	$2,707	$52,735	$671,175

For the Six Months Ended June 30, 2019
Balance, January 1, 2019	26,995,348	$511	$342,439	$412,009	$(15,439)	$—	$739,520
Net loss	—	—	—	(7,303)	—	—	(7,303)
Common stock issued	53,416	—	81	—	—	—	81
Share-based compensation expense	—	—	260	—	—	—	260
Cumulative effect of adoption of new accounting standards	—	—	—	1,532	(2,080)	—	(548)
Other comprehensive income	—	—	—	—	20,226	—	20,226
Common stock repurchased and retired	(963,600)	—	(12,199)	(16,127)	—	—	(28,326)
Reclassification to temporary equity	—	—	(21,876)	(30,859)	—	52,735	(52,735)
Balance, June 30, 2019	26,085,164	$511	$308,705	$359,252	$2,707	$52,735	$671,175

For the Three Months Ended June 30, 2018
Balance at April 1, 2018	26,972,074	$511	$339,902	$377,848	$(17,298)	$—	$700,963
Net income	—	—	—	7,099	—	—	7,099
Common stock issued	6,155	—	132	—	—	—	132
Share-based compensation expense	—	—	689	—	—	—	689
Other comprehensive loss	—	—	—	—	(2,424)	—	(2,424)
Balance, June 30, 2018	26,978,229	$511	$340,723	$384,947	$(19,722)	$—	$706,459

For the Six Months Ended June 30, 2018
January 1, 2018	26,888,288	$511	$339,009	$371,982	$(7,122)	$—	$704,380
Net income	—	—	—	12,965	—	—	12,965
Common stock issued	89,941	—	254	—	—	—	254
Share-based compensation expense	—	—	1,460	—	—	—	1,460
Other comprehensive loss	—	—	—	—	(12,600)	—	(12,600)
Balance, June 30, 2018	26,978,229	$511	$340,723	$384,947	$(19,722)	$—	$706,459

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,303)	$12,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,862	12,104
Provision for credit losses	1,500	1,750
Net fair value adjustment and gain on sale of loans held for sale	(58,383)	(44,297)
Gain on sale of mortgage servicing rights, gross	(6,206)	—
Loss on sale of HLC mortgage origination assets, net	577	—
Fair value adjustment of loans held for investment	(136)	31
Origination of mortgage servicing rights	(18,631)	(33,369)
Change in fair value of mortgage servicing rights	24,971	(24,878)
Net loss (gain) on sale of investment securities	110	(238)
Net (gain) loss on sale of loans originated as held for investment	(3,640)	628
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(110)	(92)
Loss on disposal of fixed assets	—	302
Loss on lease abandonment and exit costs	17,519	5,802
Deferred income taxes	(39,832)	(46)
Share-based compensation expense	341	1,702
Origination of loans held for sale	(2,539,081)	(3,248,078)
Proceeds from sale of loans originated as held for sale	2,496,484	3,345,695
Changes in operating assets and liabilities:
Decrease in accounts receivable and other assets	7,914	3,437
(Decrease) increase in accounts payable and other liabilities	(4,188)	2,347
Net cash (used in) provided by operating activities	(108,232)	35,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(24,148)	(97,842)
Proceeds from sale of investment securities	119,412	22,232
Principal repayments and maturities of investment securities	51,722	52,857
Proceeds from sale of other real estate owned	744	459
Proceeds from sale of loans originated as held for investment	339,026	230,527
Proceeds from sale of mortgage servicing rights	1,109	65,263
Net cash provided by disposal of discontinued operations	168,298	—
Origination of loans held for investment and principal repayments, net	(484,010)	(617,670)
Purchase of property and equipment	(1,160)	(5,926)
Net cash used for acquisitions	(47,389)	—
Net cash provided by (used in) investing activities	123,604	(350,100)

	Six Months Ended June 30,
(in thousands)	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	597,574	359,251
Proceeds from Federal Home Loan Bank advances	5,388,300	5,637,500
Repayment of Federal Home Loan Bank advances	(5,933,300)	(5,608,000)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	7,397,200	796,000
Repayment of federal funds purchased and securities sold under agreements to repurchase	(7,416,200)	(796,000)
Proceeds from line of credit draws	—	30,000
Repayment of lease principal	(1,053)	—
Proceeds from Federal Home Loan Bank stock repurchase	113,655	98,621
Purchase of Federal Home Loan Bank stock	(92,206)	(100,139)
Stock repurchased	(28,326)	—
Proceeds from stock issuance, net	—	11
Net cash provided by financing activities	25,644	417,244
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41,016	102,909
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	58,586	73,909
Cash, cash equivalents and restricted cash, end of period	99,602	176,818
Less restricted cash included in other assets	—	(600)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,602	$176,218
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$48,407	$28,825
Federal and state income taxes (refunded) paid, net	11,310	(112)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	915	455
Loans transferred from held for investment to held for sale	357,552	252,567
Loans transferred from held for sale to held for investment	4,723	10,480
Ginnie Mae loans (derecognized) recognized with the right to repurchase, net	(28,149)	1,992
Receivable from sale of mortgage servicing rights	18,315	3,457
Acquisition:
Assets acquired	114,725	—
Liabilities assumed	74,942	—
Goodwill	7,606	—

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

The Company's accounting and financial reporting policies conform with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Some of these estimates require application of management's most difficult, subjective or complex judgments and result in amounts that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 2, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 6, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholders' equity as previously reported.

During the three months ended March 31, 2019, the Company's Board of Directors (the "Board") adopted a Resolution of Exit or Disposal of Home Loan Center ("HLC") Based Mortgage Banking Operations to sell or abandon the assets and transfer or terminate the personnel associated with the Company's high-volume home loan center-based mortgage origination business. The Company also successfully closed and settled two separate sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for others, representing in the aggregate 71% of HomeStreet's total single family mortgage loans serviced for others portfolio at December 31, 2018. These two actions largely represent the Company's former Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the Board's decision to sell or abandon the assets and personnel associated with the Company's HLC-based mortgage business and the related mortgage servicing rights ("MSR") sales met the criteria to be classified as discontinued operations and its operating results and financial condition are presented as discontinued operations in the consolidated financial statements for the current and all comparative periods which have been recast to conform to the new presentation (see Note 2, Discontinued Operations for additional information). Unless otherwise indicated, information included in these notes to the consolidated financial statements (unaudited) are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.

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

Share Repurchase Program

On March 28, 2019, the Board authorized a share repurchase program (the "Repurchase Program") pursuant to which the Company could have purchased up to $75 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.

There were repurchases of 963,600 shares of our common stock in the three and six months ended June 30, 2019.

On June 20, 2019, the Company agreed to repurchase approximately 1.7 million shares from Blue Lion Capital and affiliates at a share price of $31.16, which represented the five-day volume weighted average price prior to the date of the 2019 annual meeting on June 20 and suspended our share repurchase program. This agreement required the Federal Reserve Bank of San Francisco to review and provide its non-objection prior to consummation. On July 11, 2019, we received the non-objection to the purchase agreement from the Federal Reserve and executed this share repurchase. We subsequently terminated our share repurchase program on July 25, 2019. Due to the time between entering the agreement with Blue Lion Capital to the settlement date, the Company reclassified $52.7 million from permanent shareholders' equity to temporary shareholders' equity on its consolidated statements of financial condition.

Recent Accounting Developments

In May 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, or ASU 2019-05. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 therefore, it will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.
The Company does not expect to elect the fair value option under this guidance, and therefore, ASU 2019-05 is not expected to impact the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 – Financial Instruments. The new ASU provides narrow-scope amendments to help apply these recent standards. The transition requirements and effective date of this ASU for HomeStreet is January 1, 2020 with early adoption permitted for certain amendments. The Company is currently assessing this standard’s impact on our consolidated results of operations and financial condition.

In August 2018, the FASB issued ASU No.2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not impact the Company's consolidated financial statements.

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

The amendments in this ASU replace the incurred loss impairment model in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision relevant to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt this ASU on January 1, 2020 and is still evaluating the effects this ASU will have on the Company's consolidated financial statements.

The Company formed a cross-functional project team and engaged third-party consultants who jointly developed an implementation plan to satisfy the requirements of the ASU. The project team continues to work on developing and implementing the current expected credit loss ("CECL") model including data and assumption validation, identifying key interpretive issues, documenting process flows and internal controls, and beginning parallel testing with our existing allowance model. We also engaged a third-party firm to evaluate our CECL model. The Company anticipates that an increase to the allowance for credit losses will be recognized upon adoption of the ASU to provide for the expected credit losses over the estimated life of the financial assets (principally loans); however, management is still assessing the magnitude of the increase which will depend on economic conditions and the composition and trends in the Company's loans held for investment portfolio at the date of adoption. Upon adoption, the Company expects to implement a change in the processes and procedures used to calculate the allowance for loan losses. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities classified as available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the provisions of this ASU.

NOTE 2–DISCONTINUED OPERATIONS:

On March 29, 2019, the Company successfully closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ('Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The sale resulted in a $1.3 million pre-tax loss from discontinued operations during the six months ended June 30, 2019. The Company finalized the servicing transfer for some of these loans in the second quarter of 2019 and will transfer the remaining in the third quarter of 2019 and is subservicing these loans until the transfer dates. These loans are excluded from the Company's MSR portfolio at June 30, 2019.

On March 31, 2019, based on mortgage market conditions and the operating environment, the Board adopted a Resolution of Exit or Disposal of HLC Based Mortgage Banking Operations to sell or abandon the assets and related personnel associated with those operations. The assets that were sold or abandoned largely represented the Company's former Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans.

The Company determined that the above actions constituted commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company determined that the shift from a large-scale HLC based originator and servicer to a branch-focused product offering represented a strategic shift. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit was eliminated. This has resulted in a recast of the financial statements in the current and all comparative periods as detailed below.

On April 4, 2019 the Company entered into a definitive agreement related to the sale of the HLC based mortgage origination business assets and transfer of personnel to Homebridge Financial Services, Inc. – ("Homebridge").

On June 24, 2019 the Company completed the sale with Homebridge. This sale included 47 stand-alone HLCs and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that were to be sold or abandoned within one year, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. HLCs that were not sold were closed during the second quarter and none remain as of June 30, 2019. Certain remaining bank location-based components of the Company's for mer Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release have been classified as continuing operations based on the Company's intent.

The following table summarizes the calculation of the net loss on disposal of discontinued operations.

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Proceeds from asset sales	$3,461	$186,612
Book value of asset sales	4,038	180,982
(Loss) gain on assets sold	(577)	5,630
Transaction costs	2,759	9,177
Compensation expense related to the transactions	2,675	3,792
Facility and IT related costs	4,785	15,681
Total costs	10,219	28,650
Net loss on disposal	$(10,796)	$(23,020)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	June 30, 2019	December 31, 2018
ASSETS
Loans held-for-sale, at fair value	$320,238	$269,683
Mortgage serving rights	—	177,121
Premises and equipment, net	—	6,689
Other assets (1)	32,691	23,541
Assets of discontinued operations	$352,929	$477,034
LIABILITIES
Deposits	$132,804	$162,850
Accrued expenses and other liabilities	15,417	4,271
Liabilities of discontinued operations	$148,221	$167,121
(1) Includes $8.9 million and $15.5 million of derivative balances at June 30, 2019 and December 31, 2018, respectively.

Statements of Operations of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)
Net interest income	$2,617	$3,258	$4,762	$6,270
Noninterest income	23,458	60,984	62,728	114,719
Noninterest expense	42,753	60,601	92,608	111,899
(Loss) income before income taxes	(16,678)	3,641	(25,118)	9,090
Income tax (benefit) expense	(2,198)	713	(3,865)	2,050
(Loss) income from discontinued operations	$(14,480)	$2,928	$(21,253)	$7,040

Statements of Cash Flow for Discontinued Operations

	Six Months Ended June 30,
	2019	2018
(in thousands)
Net cash (used in) provided by operating activities	$(55,257)	$17,937
Net cash provided by investing activities	169,407	170,526

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale and held to maturity.

	At June 30, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$112,354	$76	$(2,409)	$110,021
Commercial	29,999	489	(60)	30,428
Collateralized mortgage obligations:
Residential	157,202	1,115	(1,253)	157,064
Commercial	124,783	686	(890)	124,579
Municipal bonds	351,546	7,046	(1,495)	357,097
Corporate debt securities	18,791	289	(183)	18,897
U.S. Treasury securities	1,296	15	—	1,311
	$795,971	$9,716	$(6,290)	$799,397

HELD TO MATURITY
Municipal bonds (1)	$4,422	$98	$—	$4,520
	$4,422	$98	$—	$4,520

(1) In conjunction with adopting ASU 2017-12, in the first quarter of 2019, we transferred $66.2 million in HTM securities to AFS.

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$112,852	$19	$(4,910)	$107,961
Commercial	34,892	109	(487)	34,514
Collateralized mortgage obligations:
Residential	171,412	221	(4,889)	166,744
Commercial	118,555	140	(2,021)	116,674
Municipal bonds	393,463	1,526	(9,334)	385,655
Corporate debt securities	21,177	1	(1,183)	19,995
U.S. Treasury securities	11,211	6	(317)	10,900
Agency debentures	9,876	—	(351)	9,525
	$873,438	$2,022	$(23,492)	$851,968

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,071	$—	$(274)	$10,797
Commercial	17,307	30	(311)	17,026
Collateralized mortgage obligations	15,624	10	(65)	15,569
Municipal bonds	27,191	190	(319)	27,062
Corporate debt securities	92	—	—	92
	$71,285	$230	$(969)	$70,546

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2019 and December 31, 2018, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of June 30, 2019 and December 31, 2018, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(371)	$3,590	$(2,038)	$100,845	$(2,409)	$104,435
Commercial	—	—	(60)	5,428	(60)	5,428
Collateralized mortgage obligations:
Residential	(17)	5,103	(1,236)	75,921	(1,253)	81,024
Commercial	(434)	29,916	(456)	46,857	(890)	76,773
Municipal bonds	(18)	10,182	(1,477)	112,750	(1,495)	122,932
Corporate debt securities	—	—	(183)	7,994	(183)	7,994
	$(840)	$48,791	$(5,450)	$349,795	$(6,290)	$398,586
* There were no held to maturity securities in an unrealized loss position at June 30, 2019

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(34)	$1,269	$(4,876)	$104,822	$(4,910)	$106,091
Commercial	—	—	(487)	18,938	(487)	18,938
Collateralized mortgage obligations:
Residential	(131)	24,085	(4,758)	128,899	(4,889)	152,984
Commercial	(350)	22,051	(1,671)	73,429	(2,021)	95,480
Municipal bonds	(1,283)	85,057	(8,051)	201,189	(9,334)	286,246
Corporate debt securities	(104)	5,557	(1,079)	14,213	(1,183)	19,770
U.S. Treasury securities	—	—	(317)	9,598	(317)	9,598
Agency debentures	—	—	(351)	9,525	(351)	9,525
	$(1,902)	$138,019	$(21,590)	$560,613	$(23,492)	$698,632

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(31)	$2,314	$(243)	$6,197	$(274)	$8,511
Commercial	(24)	2,800	(287)	11,256	(311)	14,056
Collateralized mortgage obligations	(65)	10,597	—	—	(65)	10,597
Municipal bonds	(102)	7,210	(217)	11,273	(319)	18,483
	$(222)	$22,921	$(747)	$28,726	$(969)	$51,647

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of June 30, 2019 and December 31, 2018. In addition, as of June 30, 2019 and December 31, 2018, the Company

had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At June 30, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$4	1.38%	$5,895	1.65%	$104,122	2.10%	$110,021	2.07%
Commercial	—	—	18,504	2.45	11,924	2.70	—	—	30,428	2.55
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	157,064	2.46	157,064	2.46
Commercial	—	—	8,244	2.48	28,907	2.94	87,428	2.58	124,579	2.66
Municipal bonds	5,019	2.10	—	—	10,954	3.28	341,124	3.59	357,097	3.56
Corporate debt securities	1,023	3.41	7,858	3.66	9,924	3.63	92	6.16	18,897	3.64
U.S. Treasury securities	—	—	1,311	2.83	—	—	—	—	1,311	2.83
Total available for sale	$6,042	2.32%	$35,921	2.74%	$67,604	2.94%	$689,830	2.98%	$799,397	2.96%

HELD TO MATURITY
Mortgage-backed securities:
Municipal bonds	$—	—%	$1,804	2.90%	$2,716	2.06%	$—	—%	$4,520	2.39%
Total held to maturity	$—	—%	$1,804	2.90%	$2,716	2.06%	$—	—%	$4,520	2.39%

	At December 31, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,094	1.62%	$100,867	2.05%	$107,961	2.03%
Commercial	—	—	14,175	2.20	16,737	2.99	3,602	2.90	34,514	2.66
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	166,744	2.43	166,744	2.43
Commercial	—	—	9,008	2.42	29,292	2.88	78,374	2.42	116,674	2.53
Municipal bonds	5,670	2.12	16,276	2.24	30,659	2.89	333,050	3.51	385,655	3.39
Corporate debt securities	—	—	3,949	2.96	13,608	3.31	2,438	3.65	19,995	3.29
U.S. Treasury securities	—	—	10,900	1.87	—	—	—	—	10,900	1.87
Agency debentures	—	—	—	—	9,525	2.23	—	—	9,525	2.23
Total available for sale	$5,670	2.12%	$54,308	2.24%	$106,915	2.81%	$685,075	2.90%	$851,968	2.84%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$10,797	2.82%	$10,797	2.82%
Commercial	—	—	12,147	2.51	4,879	2.64	—	—	17,026	2.55
Collateralized mortgage obligations	—	—	7,205	3.59	—	—	8,364	2.94	15,569	3.24
Municipal bonds	—	—	1,790	2.85	5,651	2.29	19,621	3.24	27,062	3.01
Corporate debt securities	—	—	—	—	—	—	92	6.00	92	6.00
Total held to maturity	$—	—%	$21,142	2.91%	$10,530	2.45%	$38,874	3.07%	$70,546	2.93%

Sales of investment securities available for sale were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Proceeds	$24,414	$5,357	$119,412	$22,232
Gross gains	159	38	531	261
Gross losses	(22)	(22)	(641)	(23)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At June 30, 2019	At December 31, 2018

Federal Home Loan Bank to secure borrowings	$—	$63,179
Washington and California State to secure public deposits	156,229	126,565
Securities pledged to secure derivatives in a liability position	—	5,077
Other securities pledged	5,056	5,147
Total securities pledged as collateral	$161,285	$199,968

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at June 30, 2019 and December 31, 2018.

Tax-exempt interest income on securities available for sale totaling $2.5 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following.

(in thousands)	At June 30, 2019	At December 31, 2018

Consumer loans
Single family (1)	$1,259,386	$1,358,175
Home equity and other	588,132	570,923
Total consumer loans	1,847,518	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	767,447	701,928
Multifamily	995,604	908,015
Construction/land development	779,031	794,544
Total commercial real estate loans	2,542,082	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	470,986	429,158
Commercial business	444,002	331,004
Total commercial and industrial loans	914,988	760,162
Loans held for investment before deferred fees, costs and allowance	5,304,588	5,093,747
Net deferred loan fees and costs	26,525	23,094
	5,331,113	5,116,841
Allowance for loan losses	(43,254)	(41,470)
Total loans held for investment	$5,287,859	$5,075,371

(1)
Includes $4.5 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $1.85 billion and $2.16 billion at June 30, 2019 and December 31, 2018, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $578.4 million and $502.7 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 11.8% and 11.1% of the total portfolio, respectively. At December 31, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 13.1% and 10.2% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of June 30, 2019. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses. The allowance for unfunded commitments was $1.4 million at June 30, 2019, compared to $1.5 million at June 30, 2018.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Allowance for credit losses (roll-forward):
Beginning balance	$44,536	$40,446	$42,913	$39,116
Provision for credit losses	—	1,000	1,500	1,750
Recoveries, net of (charge-offs)	92	(464)	215	116
Ending balance	$44,628	$40,982	$44,628	$40,982

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended June 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,190	$—	$57	$(707)	$7,540
Home equity and other	7,791	(95)	80	(213)	7,563
Total consumer loans	15,981	(95)	137	(920)	15,103
Commercial real estate loans
Non-owner occupied commercial real estate	6,176	—	—	(25)	6,151
Multifamily	6,360	—	—	687	7,047
Construction/land development	9,651	—	43	13	9,707
Total commercial real estate loans	22,187	—	43	675	22,905
Commercial and industrial loans
Owner occupied commercial real estate	3,304	—	—	158	3,462
Commercial business	3,064	—	7	87	3,158
Total commercial and industrial loans	6,368	—	7	245	6,620
Total allowance for credit losses	$44,536	$(95)	$187	$—	$44,628

	Three Months Ended June 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,208	$—	$2	$(616)	$8,594
Home equity and other	6,987	(145)	147	357	7,346
Total consumer loans	16,195	(145)	149	(259)	15,940
Commercial real estate loans
Non-owner occupied commercial real estate	4,627	—	—	137	4,764
Multifamily	4,651	—	—	366	5,017
Construction/land development	9,159	—	172	(126)	9,205
Total commercial real estate loans	18,437	—	172	377	18,986
Commercial and industrial loans
Owner occupied commercial real estate	2,966	—	—	66	3,032
Commercial business	2,848	(652)	12	816	3,024
Total commercial and industrial loans	5,814	(652)	12	882	6,056
Total allowance for credit losses	$40,446	$(797)	$333	$1,000	$40,982

	Six Months Ended June 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,217	$—	$142	$(819)	$7,540
Home equity and other	7,712	(141)	153	(161)	7,563
	15,929	(141)	295	(980)	15,103
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	—	655	6,151
Multifamily	5,754	—	—	1,293	7,047
Construction/land development	9,539	—	47	121	9,707
Total commercial real estate loans	20,789	—	47	2,069	22,905
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	—	180	3,462
Commercial business	2,913	—	14	231	3,158
Total commercial and industrial loans	6,195	—	14	411	6,620
Total allowance for credit losses	$42,913	$(141)	$356	$1,500	$44,628

	Six Months Ended June 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance
Consumer loans
Single family	$9,412	$—	$282	$(1,100)	$8,594
Home equity and other	7,081	(242)	223	284	7,346
	16,493	(242)	505	(816)	15,940
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	9	4,764
Multifamily	3,895	—	—	1,122	5,017
Construction/land development	8,677	—	343	185	9,205
Total commercial real estate loans	17,327	—	343	1,316	18,986
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	72	3,032
Commercial business	2,336	(653)	163	1,178	3,024
	5,296	(653)	163	1,250	6,056
Total allowance for credit losses	$39,116	$(895)	$1,011	$1,750	$40,982

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At June 30, 2019
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$7,460	$80	$7,540	$1,184,995	$69,806	$1,254,801
Home equity and other	7,524	39	7,563	587,194	1,048	588,242
Total consumer loans	14,984	119	15,103	1,772,189	70,854	1,843,043
Commercial real estate loans
Non-owner occupied commercial real estate	6,151	—	6,151	767,447	—	767,447
Multifamily	7,047	—	7,047	995,120	484	995,604
Construction/land development	9,707	—	9,707	779,031	—	779,031
Total commercial real estate loans	22,905	—	22,905	2,541,598	484	2,542,082
Commercial and industrial loans
Owner occupied commercial real estate	3,462	—	3,462	469,800	1,186	470,986
Commercial business	3,149	9	3,158	442,682	1,320	444,002
Total commercial and industrial loans	6,611	9	6,620	912,482	2,506	914,988
Total loans evaluated for impairment	44,500	128	44,628	5,226,269	73,844	5,300,113
Loans held for investment carried at fair value	—	—	—	—	—	4,475	(1)
Total loans held for investment	$44,500	$128	$44,628	$5,226,269	$73,844	$5,304,588

	At December 31, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,151	$66	$8,217	$1,286,556	$67,575	$1,354,131
Home equity and other	7,671	41	7,712	569,673	1,237	570,910
Total consumer loans	15,822	107	15,929	1,856,229	68,812	1,925,041
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	5,496	701,928	—	701,928
Multifamily	5,754	—	5,754	907,523	492	908,015
Construction/land development	9,539	—	9,539	793,818	726	794,544
Total commercial real estate loans	20,789	—	20,789	2,403,269	1,218	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	3,282	427,938	1,220	429,158
Commercial business	2,787	126	2,913	329,170	1,834	331,004
Total commercial and industrial loans	6,069	126	6,195	757,108	3,054	760,162
Total loans evaluated for impairment	42,680	233	42,913	5,016,606	73,084	5,089,690
Loans held for investment carried at fair value	—	—	—	—	—	4,057	(1)
Total loans held for investment	$42,680	$233	$42,913	$5,016,606	$73,084	$5,093,747

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

The following tables present impaired loans by loan portfolio segment and loan class.

	At June 30, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$68,133	$68,562	$—
Home equity and other	564	589	—
Total consumer loans	68,697	69,151	—
Commercial real estate loans
Multifamily	484	484	—
Total commercial real estate loans	484	484	—
Commercial and industrial loans
Owner occupied commercial real estate	1,186	1,520	—
Commercial business	747	1,409	—
Total commercial and industrial loans	1,933	2,929	—
	$71,114	$72,564	$—
With an allowance recorded:
Consumer loans
Single family	$1,673	$1,682	$80
Home equity and other	484	484	39
Total consumer loans	2,157	2,166	119
Commercial and industrial loans
Commercial business	573	606	9
Total commercial and industrial loans	573	606	9
	$2,730	$2,772	$128
Total:
Consumer loans
Single family (3)	$69,806	$70,244	$80
Home equity and other	1,048	1,073	39
Total consumer loans	70,854	71,317	119
Commercial real estate loans
Multifamily	484	484	—
Total commercial real estate loans	484	484	—
Commercial and industrial loans
Owner occupied commercial real estate	1,186	1,520	—
Commercial business	1,320	2,015	9
Total commercial and industrial loans	2,506	3,535	9
Total impaired loans	$73,844	$75,336	$128

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $68.3 million in single family performing trouble debt restructurings ("TDRs").

	At December 31, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$66,725	$67,496	$—
Home equity and other	743	769	—
Total consumer loans	67,468	68,265	—
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,331	2,087	—
Total commercial and industrial loans	2,551	3,630	—
	$71,237	$73,113	$—
With an allowance recorded:
Consumer loans
Single family	$850	$850	$66
Home equity and other	494	494	41
Total consumer loans	1,344	1,344	107
Commercial and industrial loans
Commercial business	503	503	126
Total commercial and industrial loans	503	503	126
	$1,847	$1,847	$233
Total:
Consumer loans
Single family (3)	$67,575	$68,346	$66
Home equity and other	1,237	1,263	41
Total consumer loans	68,812	69,609	107
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,834	2,590	126
Total commercial and industrial loans	3,054	4,133	126
Total impaired loans	$73,084	$74,960	$233

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $65.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$69,664	$720	$68,188	$657
Home equity and other	1,086	14	1,263	19
Total consumer loans	70,750	734	69,451	676
Commercial real estate loans
Non-owner occupied commercial real estate	6	—	—	—
Multifamily	486	7	792	6
Construction/land development	2,338	—	628	6
Total commercial real estate loans	2,830	7	1,420	12
Commercial and industrial loans
Owner occupied commercial real estate	4,112	19	2,057	19
Commercial business	1,679	9	2,405	29
Total commercial and industrial loans	5,791	28	4,462	48
	$79,371	$769	$75,333	$736

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,968	$1,426	$70,525	$1,310
Home equity and other	1,136	32	1,272	38
Total consumer loans	70,104	1,458	71,797	1,348
Commercial real estate loans
Non-owner occupied commercial real estate	4	—	—	—
Multifamily	488	14	797	12
Construction/land development	1,800	—	570	11
Total commercial real estate loans	2,292	14	1,367	23
Commercial and industrial loans
Owner occupied commercial real estate	3,148	112	2,367	55
Commercial business	1,731	20	2,639	66
Total commercial and industrial loans	4,879	132	5,006	121
	$77,275	$1,604	$78,170	$1,492

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At June 30, 2019
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,243,250	(1)	$1,829	$6,991	$7,316	$1,259,386
Home equity and other	586,177		157	873	925	588,132
Total consumer loans	1,829,427		1,986	7,864	8,241	1,847,518
Commercial real estate loans
Non-owner occupied commercial real estate	764,518		2,929	—	—	767,447
Multifamily	992,010		3,594	—	—	995,604
Construction/land development	740,562		21,521	16,879	69	779,031
Total commercial real estate loans	2,497,090		28,044	16,879	69	2,542,082
Commercial and industrial loans
Owner occupied commercial real estate	435,604		27,030	6,217	2,135	470,986
Commercial business	407,808		18,036	16,007	2,151	444,002
Total commercial and industrial loans	843,412		45,066	22,224	4,286	914,988
	$5,169,929		$75,096	$46,967	$12,596	$5,304,588

(1)
Includes $4.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

As of June 30, 2019 and December 31, 2018, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

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

The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At June 30, 2019
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$4,154	$3,299	$32,580	$40,033	$1,219,353	(1)	$1,259,386	$25,264	(2)
Home equity and other	49	157	924	1,130	587,002		588,132	—
Total consumer loans	4,203	3,456	33,504	41,163	1,806,355		1,847,518	25,264
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	767,447		767,447	—
Multifamily	—	—	—	—	995,604		995,604	—
Construction/land development	—	—	69	69	778,962		779,031	—
Total commercial real estate loans	—	—	69	69	2,542,013		2,542,082	—
Commercial and industrial loans
Owner occupied commercial real estate	833	—	353	1,186	469,800		470,986	—
Commercial business	—	—	2,428	2,428	441,574		444,002	1,160
Total commercial and industrial loans	833	—	2,781	3,614	911,374		914,988	1,160
	$5,036	$3,456	$36,354	$44,846	$5,259,742		$5,304,588	$26,424

	At December 31, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,725	$3,653	$47,609	$60,987	$1,297,188	(1)	$1,358,175	$39,116	(2)
Home equity and other	145	100	948	1,193	569,730		570,923	—
Total consumer loans	9,870	3,753	48,557	62,180	1,866,918		1,929,098	39,116
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	701,928		701,928	—
Multifamily	—	—	—	—	908,015		908,015	—
Construction/land development	—	—	72	72	794,472		794,544	—
Total commercial real estate loans	—	—	72	72	2,404,415		2,404,487	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	374	374	428,784		429,158	—
Commercial business	—	—	1,732	1,732	329,272		331,004	—
Total commercial and industrial loans	—	—	2,106	2,106	758,056		760,162	—
	$9,870	$3,753	$50,735	$64,358	$5,029,389		$5,093,747	$39,116

(1)
Includes $4.5 million and $4.1 million of loans at June 30, 2019 and December 31, 2018, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At June 30, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,252,070	$7,316	$1,259,386
Home equity and other	587,208	924	588,132
Total consumer loans	1,839,278	8,240	1,847,518
Commercial real estate loans
Non-owner occupied commercial real estate	767,447	—	767,447
Multifamily	995,604	—	995,604
Construction/land development	778,962	69	779,031
Total commercial real estate loans	2,542,013	69	2,542,082
Commercial and industrial loans
Owner occupied commercial real estate	470,633	353	470,986
Commercial business	442,734	1,268	444,002
Total commercial and industrial loans	913,367	1,621	914,988
	$5,294,658	$9,930	$5,304,588

	At December 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,349,682	$8,493	$1,358,175
Home equity and other	569,975	948	570,923
Total consumer loans	1,919,657	9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	701,928	—	701,928
Multifamily	908,015	—	908,015
Construction/land development	794,472	72	794,544
Total commercial real estate loans	2,404,415	72	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	428,784	374	429,158
Commercial business	329,272	1,732	331,004
Total commercial and industrial loans	758,056	2,106	760,162
	$5,082,128	$11,619	$5,093,747

(1)
Includes $4.5 million and $4.1 million of loans at June 30, 2019 and December 31, 2018, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended June 30, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	2	$82	$—
	Payment restructure	42	8,723	—
Home equity and other
	Payment restructure	1	116	—
Total consumer
	Interest rate reduction	2	82	—
	Payment restructure	43	8,839	—
		45	8,921	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	259	—
Total commercial and industrial
	Payment restructure	1	259	—
		1	259	—
Total loans
	Interest rate reduction	2	82	—
	Payment restructure	44	9,098	—
		46	$9,180	$—

	Three Months Ended June 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	5	$777	$—
	Payment restructure	39	8,741	—
Total consumer
	Interest rate reduction	5	777	—
	Payment restructure	39	8,741	—
		44	9,518	—
Total loans
	Interest rate reduction	5	777	—
	Payment restructure	39	8,741	—
		44	$9,518	$—

	Six Months Ended June 30, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	7	$1,274	$—
	Payment restructure	90	18,484	—
Home equity and other
	Payment restructure	1	116	—
Total consumer
	Interest rate reduction	7	1,274	—
	Payment restructure	91	18,600	—
		98	19,874	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	4,675	—
Total commercial real estate
	Payment restructure	1	4,675	—
		1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
	Payment restructure	1	5,840	—
Commercial business
	Payment restructure	1	259	—
Total commercial and industrial
	Payment restructure	2	6,099	—
		2	6,099	—
Total loans
	Interest rate reduction	7	1,274	—
	Payment restructure	94	29,374	—
		101	$30,648	$—

	Six Months Ended June 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,462	$—
	Payment restructure	64	13,930	—
Total consumer
	Interest rate reduction	13	2,462	—
	Payment restructure	64	13,930	—
		77	16,392	—
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial and industrial
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	13	2,462	—
	Payment restructure	66	14,197	—
		79	$16,659	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2019 and 2018, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2019		2018
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	1	$171	6	$1,395
	1	$171	6	$1,395

	Six Months Ended June 30,
	2019		2018
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$1,230	12	$2,279
	6	$1,230	12	$2,279

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2019	At December 31, 2018

Noninterest-bearing accounts (1)	$996,185	$914,154
NOW accounts, 0.00% to 1.44% at June 30, 2019 and December 31, 2018	444,130	376,137
Statement savings accounts, due on demand, 0.05% to 1.13% at June 30, 2019 and December 31, 2018	227,762	245,795
Money market accounts, due on demand, 0.00% to 2.40% at June 30, 2019 and December 31, 2018	1,995,244	1,935,516
Certificates of deposit, 0.10% to 3.80% at June 30, 2019 and December 31, 2018	2,060,376	1,579,806
	$5,723,697	$5,051,408

(1) Includes $132.8 million and $162.8 million in servicing deposits related to discontinued operations at June 30, 2019 and December 31, 2018, respectively. These deposits will be transferred to the MSR buyers upon transfer of the loan servicing.

Interest expense on deposits was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

NOW accounts	$394	$430	$769	$870
Statement savings accounts	137	217	286	446
Money market accounts	6,890	4,064	12,693	7,523
Certificates of deposit	9,519	4,851	17,504	8,511
	$16,940	$9,562	$31,252	$17,350

The weighted-average interest rates on certificates of deposit were 2.30% and 1.87% at June 30, 2019 and December 31, 2018, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2019

Within one year	$1,642,905
One to two years	339,683
Two to three years	47,011
Three to four years	17,424
Four to five years	12,960
Thereafter	393
$2,060,376

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2019 and December 31, 2018 were $206.8 million and $85.3 million, respectively. There were $757.9 million and $786.1 million of brokered deposits at June 30, 2019 and December 31, 2018, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at June 30, 2019 or December 31, 2018. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At June 30, 2019 and December 31, 2018, the Company did not hold any collateral received from counterparties under derivative transactions.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2018 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,947,212	$2,361	$(3,652)
Interest rate swaptions	21,000	485	—
Interest rate lock and purchase loan commitments	423,414	8,666	(42)
Interest rate swaps	421,369	22,418	(7,354)
Eurodollar futures	1,291,000	49	—
Total derivatives before netting	$4,103,995	33,979	(11,048)
Netting adjustment/Cash collateral (1)		(6,035)	10,746
Carrying value on consolidated statements of financial condition (2)		$27,944	$(302)

	At December 31, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,334,947	$3,025	$(5,340)
Interest rate swaptions	34,000	203	—
Interest rate lock and purchase loan commitments	390,558	10,289	(5)
Interest rate swaps	803,652	14,566	(11,549)
Eurodollar futures	3,135,000	—	(110)
Total derivatives before netting	$5,698,157	28,083	(17,004)
Netting adjustment/Cash collateral (1)		(8,329)	12,517
Carrying value on consolidated statements of financial condition(2)		$19,754	$(4,487)

(1)
Includes cash collateral of $4.7 million and $4.2 million at June 30, 2019 and December 31, 2018, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

(2)	Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At June 30, 2019
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$33,979	$(6,035)	$27,944	$—	$27,944
Derivative liabilities	(11,048)	10,746	(302)	—	(302)

	At December 31, 2018
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,083	$(8,329)	$19,754	$—	$19,754
Derivative liabilities	(17,004)	12,517	(4,487)	3,223	(1,264)

(1)
Includes cash collateral of $4.7 million and $4.2 million at June 30, 2019 and December 31, 2018, respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Recognized in noninterest income:(1)
Net (loss) gain on loan origination and sale activities (2)	$(11,245)	$2,957	$(11,099)	$17,082
Loan servicing income (loss) (3)	7,194	(12,188)	10,877	(43,165)
Other (4)	25	—	34	—
	$(4,026)	$(9,231)	$(188)	$(26,083)

(1)	Includes both continuing and discontinued operations.

(2)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(3)	Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as an economic hedge of single family MSRs.

(4)	Comprised of interest rate swaps used as an economic hedge of loans held for investment.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2019	At December 31, 2018

Single family (1)	$401,805	$321,868
Multifamily DUS® (2)	51,212	21,974
Small Business Administration ("SBA")	1,595	3,165
CRE-Non-DUS® (1)	10,878	—
Total loans held for sale (1)	$465,490	$347,007

(1)	Includes loans from discontinued operations of $320.2 million and $269.7 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) is a registered trademark of Fannie Mae.

Loans sold proceeds consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Single family	$1,393,848	$1,629,745	$2,387,467	$3,180,469
Multifamily DUS® (1)	22,984	54,621	44,911	87,597
SBA	1,669	3,622	8,778	7,314
CRE-Non-DUS® (1)(2)	127,009	114,650	262,044	114,650
Single family (2)	60,216	138,603	71,446	138,603
Total loans sold	$1,605,726	$1,941,241	$2,774,646	$3,528,633

(1)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

(2)	Loans originated as held for investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Single family:
Servicing value and secondary market gains (1)	$29,139	$48,182	$60,982	$89,609
Loan origination and funding fees	4,420	6,158	8,065	11,603
Total single family	33,559	54,340	69,047	101,212
Multifamily DUS® (2)	659	1,613	1,193	2,759
SBA	132	385	507	686
CRE-Non-DUS® (2)(3)	2,035	800	3,786	800
Single family (3)	(10)	(89)	(63)	(89)
Total gain on loan origination and sale activities (4)	$36,375	$57,049	$74,470	$105,368

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
(4) Includes $24.2 million and $54.3 million from discontinued operations for three months ended June 30, 2019 and 2018 and $59.7 million and $101.2 million for the six months ended 2019 and 2018, respectively.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At June 30, 2019	At December 31, 2018

Single family (1)
U.S. government and agency	$6,204,566	$19,541,450
Other	586,389	610,285
	6,790,955	20,151,735
Commercial
Multifamily DUS® (2)	1,452,103	1,458,020
Other	83,419	84,457
	1,535,522	1,542,477
Total loans serviced for others	$8,326,477	$21,694,212

(1)	Includes both continuing and discontinued operations at December 31, 2018.

(2)	Fannie Mae Multifamily DUS® is a registered trademark of Fannie Mae.

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$3,256	$2,665	$3,120	$3,015
Additions, net of adjustments (1)	251	(5)	504	605
Realized losses (2)	(270)	(156)	(387)	(1,116)
Balance, end of period	$3,237	$2,504	$3,237	$2,504

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.9 million and $2.5 million were recorded in other assets as of June 30, 2019 and December 31, 2018, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the loan on its consolidated statement of financial condition. At June 30, 2019 and December 31, 2018, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $9.5 million and $37.7 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Servicing income, net:
Servicing fees and other	$6,066	$18,385	$23,423	$36,836
Changes in fair value of single family MSRs due to modeled amortization (1)	(3,422)	(9,400)	(12,405)	(18,270)
Amortization of multifamily and SBA MSRs	(1,102)	(1,064)	(2,478)	(2,113)
	1,542	7,921	8,540	16,453
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)(3)	(9,414)	11,299	(14,692)	41,318
Net gain (loss) from derivatives economically hedging MSR	7,194	(12,188)	10,877	(43,165)
	(2,220)	(889)	(3,815)	(1,847)
Loan servicing income (4)	$(678)	$7,032	$4,725	$14,606

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)
Includes pre-tax loss of $2.0 million and $1.3 million net of transaction costs and brokerage fees prepayment reserves, resulting from the sale of single family MSRs during the three and six months ended June 30, 2019 and pre-tax income of $573 thousand for the three and six months ended June 30, 2018.

(4)
Includes $(2.9) million and $6.1 million from discontinued operations for three months ended June 30, 2019 and 2018 and $1.5 million and $12.8 million for the six months ended 2019 and 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2019	2018	2019	2018

Constant prepayment rate ("CPR") (2)	18.03%	15.69%	18.81%	14.72%
Discount rate (3)	9.41%	10.29%	9.55%	10.26%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2019

Fair value of single family MSR	$67,723
Expected weighted-average life (in years)	4.78
Constant prepayment rate (1)	17.46%
Impact on fair value of 25 basis points adverse change in interest rates	$(4,896)
Impact on fair value of 50 basis points adverse change in interest rates	$(9,574)
Discount rate	9.30%
Impact on fair value of 100 basis points increase	$(2,093)
Impact on fair value of 200 basis points increase	$(4,050)

(1)	Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. These sales resulted in a $2.0 million and $1.3 million pre-tax loss from discontinued operations for the three and six months ended June 30, 2019, respectively. The Company finalized the servicing transfer for a portion of these loans in the second quarter and will finalize the remainder in the third quarter of 2019. In connection with the MSR sales, the Company has an obligation to reimburse the buyers for loan prepayments 60 days beyond the sales date and has established a reserve for this expected amount.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Beginning balance	$68,250	$294,062	$252,168	$258,560
Additions and amortization:
Originations	10,184	16,673	17,471	31,026
Sale of single family MSRs	—	(66,890)	(176,944)	(66,890)
Changes due to modeled amortization (1)	(3,422)	(9,400)	(12,405)	(18,270)
Net additions and amortization	6,762	(59,617)	(171,878)	(54,134)
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(7,289)	11,299	(12,567)	41,318
Ending balance	$67,723	$245,744	$67,723	$245,744

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Beginning balance	$27,692	$26,042	$28,326	$26,093
Origination	530	1,409	1,161	2,343
Amortization	(995)	(991)	(2,260)	(1,976)
Ending balance	$27,227	$26,460	$27,227	$26,460

At June 30, 2019, the expected weighted-average remaining life of the Company's multifamily MSRs was 10.48 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2019

Remainder of 2019	$1,983
2020	3,908
2021	3,729
2022	3,486
2023	3,268
2024	2,992
2025 and thereafter	7,861
Carrying value of multifamily MSR	$27,227

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at June 30, 2019 and December 31, 2018 was $45.3 million and $33.8 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $474.5 million and $607.2 million at June 30, 2019 and December 31, 2018, respectively. Unused home equity and commercial banking funding lines totaled $768.9 million and $662.1 million at June 30, 2019 and December 31, 2018, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.4 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2019 and December 31, 2018, the total unpaid principal balance of loans sold under this program was $1.45 billion and $1.46 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.7 million and $2.5 million at June 30, 2019 and December 31, 2018, respectively. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2019 and 2018.

Mortgage Repurchase Liability

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans into Ginnie Mae Securities guaranteed mortgage-backed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $6.87 billion and $20.24 billion as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.2 million and $3.1 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At June 30, 2019, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of June 30, 2019.

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

(in thousands)	Fair Value at June 30, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$110,021	$—	$108,132	$1,889
Commercial	30,428	—	30,428	—
Collateralized mortgage obligations:
Residential	157,064	—	157,064	—
Commercial	124,579	—	124,579	—
Municipal bonds	357,097	—	357,097	—
Corporate debt securities	18,897	—	18,805	92
U.S. Treasury securities	1,311	—	1,311	—
Agency debentures	—	—	—	—
Single family mortgage servicing rights	67,723	—	—	67,723
Single family loans held for sale (1)	401,805	—	397,378	4,427
Single family loans held for investment	4,475	—	—	4,475
Derivatives (1)
Eurodollar futures	49	49	—	—
Forward sale commitments	2,361	—	2,361	—
Interest rate swaptions	485	—	485	—
Interest rate lock and purchase loan commitments	8,666	—	—	8,666
Interest rate swaps	22,418	—	22,418	—
Total assets	$1,307,379	$49	$1,220,058	$87,272
Liabilities:
Derivatives
Forward sale commitments	$3,652	$—	3,652	$—
Interest rate lock and purchase loan commitments	42	—	—	42
Interest rate swaps	7,354	—	7,354	—
Total liabilities	$11,048	$—	$11,006	$42

(1) Includes both continuing and discontinued operations.

(in thousands)	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,961	$—	$107,961	$—
Commercial	34,514	—	34,514	—
Collateralized mortgage obligations:
Residential	166,744	—	166,744	—
Commercial	116,674	—	116,674	—
Municipal bonds	385,655	—	385,655	—
Corporate debt securities	19,995	—	19,995	—
U.S. Treasury securities	10,900	—	10,900	—
Agency debentures	9,525	—	9,525	—
Single family mortgage servicing rights	252,168	—	—	252,168
Single family loans held for sale	321,868	—	319,177	2,691
Single family loans held for investment	4,057	—	—	4,057
Derivatives
Forward sale commitments	3,025	—	3,025	—
Interest rate swaptions	203	—	203	—
Interest rate lock and purchase loan commitments	10,289	—	—	10,289
Interest rate swaps	14,566	—	14,566	—
Total assets	$1,458,144	$—	$1,188,939	$269,205
Liabilities:
Derivatives
Eurodollar futures	$110	$110	$—	$—
Forward sale commitments	5,340	—	5,340	—
Interest rate lock and purchase loan commitments	5	—	—	5
Interest rate swaps	11,550	—	11,550	—
Total liabilities	$17,005	$110	$16,890	$5

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2019 and 2018.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities available for sale, single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2019 and 2018, see Note 7, Mortgage Banking Operations of this Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.5 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities available for sale.

(dollars in thousands)	At June 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities available for sale (1)	$1,981	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

(1)	In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS, therefore we did not have any similar activity in June 30, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At June 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,475	Income approach	Implied spread to benchmark interest rate curve	3.90%	5.25%	4.40%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,057	Income approach	Implied spread to benchmark interest rate curve	3.34%	5.15%	4.20%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At June 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$4,427	Income approach	Implied spread to benchmark interest rate curve	4.57%	6.74%	5.43%
			Market price movement from comparable bond	—%	0.31%	0.15%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$2,691	Income approach	Implied spread to benchmark interest rate curve	4.26%	4.96%	4.40%
			Market price movement from comparable bond	0.71%	1.09%	0.90%

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At June 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$8,624	Income approach	Fall-out factor	—%	79.29%	12.30%
			Value of servicing	0.50%	1.59%	1.07%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$10,284	Income approach	Fall-out factor	—%	67.92%	19.84%
			Value of servicing	0.54%	1.64%	0.93%

The following table present fair value changes and activity for Level 3 investment securities available for sale.

	Three Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale (1)	$1,937	$—	$—	$(40)	$84	$1,981

(1)
In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS. Therefore we did not have any similar activity for three months ended June 30, 2018.

	Six Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale (1)	$—	$—	$2,379	$(80)	$(318)	$1,981

(1)
In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS. Therefore we did not have any similar activity for six months ended June 30, 2018.

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Three Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$4,525	$781	$—	$(909)	$30	$4,427
Loans held for investment	4,830	274	—	(603)	(26)	4,475

	Three Months Ended June 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$3,326	$556	$—	$(1,997)	$(62)	$1,823
Loans held for investment	5,304	—	—	(1,114)	(3)	4,187

	Six Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$2,691	$2,667	$—	$(909)	$(22)	$4,427
Loans held for investment	4,057	999	—	(606)	25	4,475

	Six Months Ended June 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$2,601	$—	$(1,997)	$(117)	$1,823
Loans held for investment	5,477	—	—	(1,114)	(176)	4,187

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Beginning balance, net	$14,056	$16,676	$10,284	$12,925
Total realized/unrealized gains	13,747	28,566	33,412	51,080
Settlements	(19,179)	(28,376)	(35,072)	(47,139)
Ending balance, net	$8,624	$16,866	$8,624	$16,866

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three and six months ended June 30, 2019 and 2018, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and six months ended June 30, 2019 and 2018 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended June 30, 2019
(in thousands)	Fair Value of Assets Held at June 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$348	$—	$—	$348	$(4)
Total	$348	$—	$—	$348	$(4)

	At or for the Three Months Ended June 30, 2018
(in thousands)	Fair Value of Assets Held at June 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,341	$—	$—	$1,341	$(7)
Total	$1,341	$—	$—	$1,341	$(7)

	At or for the Six Months Ended June 30, 2019
(in thousands)	Fair Value of Assets Held at June 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$348	$—	$—	$348	$(4)
Total	$348	$—	$—	$348	$(4)

	At or for the Six Months Ended June 30, 2018
(in thousands)	Fair Value of Assets Held at June 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,341	$—	$—	$1,341	$(144)
Total	$1,341	$—	$—	$1,341	$(144)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$99,602	$99,602	$99,602	$—	$—
Investment securities held to maturity	4,422	4,520	—	4,520	—
Loans held for investment	5,283,384	5,415,713	—	—	5,415,713
Loans held for sale – multifamily and other	52,808	52,808	—	52,808	—
Mortgage servicing rights – multifamily	27,229	30,048	—	—	30,048
Federal Home Loan Bank stock	24,048	24,048	—	24,048	—
Liabilities:
Time deposits	$2,060,376	$2,069,651	$—	$2,069,651	$—
Federal Home Loan Bank advances	387,590	389,231	—	389,231	—
Long-term debt	125,556	114,717	—	114,717	—

	At December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,982	$57,982	$57,982	$—	$—
Investment securities held to maturity	71,285	70,546	—	70,546	—
Loans held for investment	5,071,314	5,099,960	—	—	5,099,960
Loans held for sale – multifamily and other	25,139	25,139	—	25,139	—
Mortgage servicing rights – multifamily	28,328	31,168	—	—	31,168
Federal Home Loan Bank stock	45,497	45,497	—	45,497	—
Liabilities:
Time deposits	$1,579,806	$1,575,139	$—	$1,575,139	$—
Federal Home Loan Bank advances	932,590	935,021	—	935,021	—
Federal funds purchased and securities sold under agreements to repurchase	19,000	19,021	19,021	—	—
Long-term debt	125,462	112,475	—	112,475	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018

EPS numerator:
Income from continuing operations	$8,892	$4,171	$13,950	$5,925
Undistributed stock dividends share repurchase	(283)	—	(283)	—
Allocated undistributed earnings in share repurchase	(60)	—	(47)	—
Income from continuing operations available to common shareholders	8,549	4,171	13,620	5,925
(Loss) income from discontinued operations	(14,480)	2,928	(21,253)	7,040
Net (loss) income	$(5,931)	$7,099	$(7,633)	$12,965
EPS denominator:
Weighted average shares:(2)
Basic weighted-average number of common shares outstanding	26,619,216	26,976,892	26,820,361	26,952,178
Dilutive effect of outstanding common stock equivalents (1)	182,914	179,437	173,292	205,486
Diluted weighted-average number of common stock outstanding	26,802,130	27,156,329	26,993,653	27,157,664
Basic earnings per share:
Income from continuing operations	$0.32	$0.15	$0.51	$0.22
(Loss) income from discontinued operations	(0.54)	0.11	(0.79)	0.26
Basic earnings per share	$(0.22)	$0.26	$(0.28)	$0.48
Diluted earnings per share:
Income from continuing operations	$0.32	$0.15	$0.51	$0.22
(Loss) income from discontinued operations	(0.54)	0.11	(0.79)	0.26
Diluted earnings per share	$(0.22)	$0.26	$(0.28)	$0.48

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2019 and 2018 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 83 at June 30, 2019 and 9,259 at June 30, 2018.

(2)	On July 11, 2019 we repurchased 1.7 million of our common shares from a large shareholder group, which would have increased diluted earnings per share.

NOTE 11–LEASES:

We have operating and finance leases for corporate offices, commercial lending centers, retail deposit branches and certain equipment. Our leases have remaining lease terms of up to 20 years, some of which include options which are reasonably certain to be extended. Leases with an initial term of less than a year are not included in the Statement of Financial Condition.

The Company, as sublessor, subleases certain office and retail space in which the terms of the subleases end by September 2024. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $2.9 million during the remainder of 2019, $5.7 million in 2020, $4.8 million in 2021, $3.6 million in 2022, $2.2 million in 2023 and $580 thousand thereafter.
In the three and six months ended June 30, 2019, we incurred $1.3 million and $3.8 million in impairment charges related to the closure of certain branches.

The components of lease expense were as follows.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019

Operating lease cost	$3,765	$7,716
Finance lease cost:
Amortization of right-of-use assets	544	1,159
Interest on lease liabilities	87	181
Short-term lease	2	6
Variable lease cost	2,034	3,802
Sublease income	(490)	(829)
Total lease cost	$5,942	$12,035

Supplemental cash flow information related to leases was as follows.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,301	$8,732
Operating cash flows from finance leases	87	181
Financing cash flows from finance leases	598	1,053
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$(12,201)	$(7,365)
Finance leases	(1,191)	(1,016)

Supplemental balance sheet information related to leases was as follows.

(in thousands, except lease term and discount rate)	June 30, 2019

Operating lease right-of-use assets	$93,321
Operating lease liabilities	112,415

Finance lease right-of-use assets	$9,029
Finance lease liabilities	9,259

Weighted Average Remaining lease term in years
Operating leases	11.87
Finance leases	15.07
Weighted Average Discount Rate
Operating leases	3.49%
Finance leases	3.60%

Maturities of lease liabilities were as follows.

	Operating Leases	Finance Leases
Year ended December 31,
2019 (excluding the six months ended June 30, 2019)	$8,367	$797
2020	15,743	1,560
2021	14,560	1,357
2022	12,529	583
2023	10,565	474
2024	9,421	400
Thereafter	67,258	7,238
Total lease payments	138,443	12,409
Less imputed interest	26,028	3,150
Total	$112,415	$9,259

Future minimum rental payments, prior to the adoption of the new lease guidance, for all non-cancelable leases were as follows at December 31, 2018.

(in thousands)	At December 31, 2018

2019	$22,770
2020	20,671
2021	18,825
2022	16,418
2023	13,274
2024 and thereafter	40,717
Total minimum payments	$132,675

NOTE 12–BUSINESS COMBINATIONS:
Recent Acquisition Activity
On March 25, 2019, the Company completed its acquisition of a branch and its related deposits and loans in San Diego County, from Silvergate Bank along with its business lending team. The purchase accounting remains provisional for the valuation of the acquired loans and will be finalized later this year. The application of the acquisition method of accounting resulted in goodwill of $7.6 million.

NOTE 13–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Beginning balance	$(7,355)	$(17,298)	$(15,439)	$(7,122)
Cumulative effect of adoption of new accounting standards (1)	—	—	(2,080)	—
Other comprehensive income (loss) before reclassifications	10,170	(2,412)	20,139	(12,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(108)	(12)	87	(188)
Net current-period other comprehensive income (loss)	10,062	(2,424)	20,226	(12,600)
Ending balance	$2,707	$(19,722)	$2,707	$(19,722)

(1)	Reflects the January 1, 2019 adoption of ASU 2018-02 and ASU 2017-12. For additional information see Note 1, Summary of Significant Accounting Policies.

The following table shows the impacted line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Gain (loss) on sale of investment securities available for sale	$137	$16	$(110)	$238
Income tax expense (benefit)	29	4	(23)	50
Total, net of tax	$108	$12	$(87)	$188

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

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-term in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the six months ended June 30, 2019 and 2018, in scope revenue streams were approximately 2.1% and 2.7% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the

Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

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
Under Topic 606, the commissions received at the inception of the policy should be deferred and recognized over the course of the policy. The company's performance obligation for commissions is generally satisfied, and the related revenue generally recognized, over the course of the policy or over the period in which the services are provided, typically monthly.
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

NOTE 15–RESTRUCTURING:

In the first quarter of 2019, in connection with the Board of Directors approved plan of exit or disposal of our stand-alone home loan-center based mortgage origination business and related mortgage servicing, the Company restructured certain aspects of its infrastructure and back office operations, which has resulted in certain indirect severance and other employee related costs and impairment charges related to certain facilities and information systems. Cost directly related to the plan of exit or disposal are not included in restructuring, but rather are characterized as gain loss on disposal, for further information, see Note 2. Discontinued Operations.

In 2017, in response to changing market conditions and forecasts, we implemented restructuring plans in the Company's former Mortgage Banking segment to reduce operating costs and improve efficiency. In June 2018, the Company implemented another restructuring plan in the legacy Mortgage Banking segment to further reduce operating costs and improve profitability.

Restructuring charges consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations in the applicable periods for continuing operations and in the income (loss) from discontinued operations for the the applicable periods for discontinued operations.

The following tables summarize the restructuring charges recognized during the first three and six months of 2019 and the Company's net remaining liability balance at June 30, 2019 and 2018 for both continuing and discontinued operations.

	2019				2018
At and for the three months ended June 30	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,407	$—	$128	$1,535	$720	$—	$—	$720
Restructuring charges	290	1,000	19	1,309	6,454	439	—	6,893
Costs paid or otherwise settled	(274)	(438)	(125)	(837)	(2,965)	—	—	(2,965)
Ending balance	$1,423	$562	$22	$2,007	$4,209	$439	$—	$4,648

	2019				2018
At and for the six months ended June 30	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,604	$—	$—	$1,604	$1,386	$—	$—	$1,386
Restructuring charges	194	1,000	147	1,341	6,163	439	—	6,602
Costs paid or otherwise settled	(375)	(438)	(125)	(938)	(3,340)	—	—	(3,340)
Ending balance	$1,423	$562	$22	$2,007	$4,209	$439	$—	$4,648

NOTE 16–SUBSEQUENT EVENT:

Continuing on the path to reduce our exposure to mortgage banking, in July 2019, we entered into a non-binding letter of intent to sell our ownership interest in WMS Series, LLC. If we are able to successfully complete this transaction, it would further reduce the amount of single family mortgage banking volume going forward, and completely eliminate the correspondent origination volume we currently purchase from WMS.
The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q and other than the item above, has concluded that there are no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the consolidated financial statements.

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018

Income statement data (for the period ended):
Net interest income	$49,187	$47,557	$48,910	$47,860	$47,745	$96,744	$93,193
Provision for credit losses	—	1,500	500	750	1,000	1,500	1,750
Noninterest income	19,829	8,092	10,382	10,650	8,405	27,921	15,501
Noninterest expense	58,832	47,846	47,892	47,914	49,964	106,678	99,435
Income from continuing operations before income taxes	10,184	6,303	10,900	9,846	5,186	16,487	7,509
Income tax expense (benefit) from continuing operations	1,292	1,245	(1,575)	1,757	1,015	2,537	1,584
Income from continuing operations	8,892	5,058	12,475	8,089	4,171	13,950	5,925
(Loss) income from discontinued operations before income taxes	(16,678)	(8,440)	3,959	4,561	3,641	(25,118)	9,090
Income tax (benefit) expense from discontinued operations	(2,198)	(1,667)	1,207	815	713	(3,865)	2,050
(Loss) income from discontinued operations	(14,480)	(6,773)	2,752	3,746	2,928	(21,253)	7,040
Net (loss) income	$(5,588)	$(1,715)	$15,227	$11,835	$7,099	$(7,303)	$12,965
Basic income (loss) per common share:
Income from continuing operations	$0.32	$0.19	$0.46	$0.30	$0.15	$0.51	$0.22
(Loss) income from discontinued operations	(0.54)	(0.25)	0.10	0.14	0.11	(0.79)	0.26
Basic (loss) income per common share	$(0.22)	$(0.06)	$0.56	$0.44	$0.26	$(0.28)	$0.48
Diluted income (loss) per common share:
Income from continuing operations	$0.32	$0.19	$0.46	$0.30	$0.15	$0.51	$0.22
(Loss) income from discontinued operations	(0.54)	(0.25)	0.10	0.14	0.11	(0.79)	0.26
Diluted (loss) income per common share	$(0.22)	$(0.06)	$0.56	$0.44	$0.26	$(0.28)	$0.48
Common shares outstanding	26,085,164	27,038,257	26,995,348	26,989,742	26,978,229	26,085,164	26,978,229
Weighted average number of shares outstanding:
Basic	26,619,216	27,021,507	26,993,885	26,985,425	26,976,892	26,820,361	26,952,178
Diluted	26,802,130	27,185,175	27,175,522	27,181,688	27,156,329	26,993,653	27,157,664
Shareholders' equity per share	$27.75	$27.63	$27.39	$26.48	$26.19	$27.75	$26.19
Financial position (at period end):
Cash and cash equivalents	$99,602	$67,690	$57,982	$59,006	$176,218	$99,602	$176,218
Investment securities	803,819	816,878	923,253	903,685	907,457	803,819	907,457
Loans held for sale	145,252	56,928	77,324	103,763	110,258	145,252	110,258
Loans held for investment, net	5,287,859	5,345,969	5,075,371	5,026,301	4,883,310	5,287,859	4,883,310
Loan servicing rights	94,950	95,942	103,374	106,592	99,595	94,950	99,595
Other real estate owned	1,753	838	455	751	752	1,753	752
Total assets	7,200,790	7,171,405	7,042,221	7,029,082	7,163,877	7,200,790	7,163,877
Deposits	5,590,893	5,178,334	4,888,558	4,943,545	4,901,164	5,590,893	4,901,164
Federal Home Loan Bank advances	387,590	599,590	932,590	816,591	1,008,613	387,590	1,008,613
Federal funds purchased and securities sold under agreements to repurchase	—	27,000	19,000	55,000	—	—	—
Shareholders' equity	$723,910	$747,031	$739,520	$714,782	$706,459	$723,910	$706,459
Financial position (averages):
Investment securities	$815,287	$891,813	$917,300	$915,439	$911,678	$853,339	$913,609
Loans held for investment	5,435,474	5,236,387	5,035,953	4,945,065	4,836,644	5,336,480	4,739,850
Total interest-earning assets	6,699,821	6,471,930	6,460,666	6,457,129	6,369,673	6,586,504	6,232,315
Total interest-bearing deposits	4,361,850	4,145,778	4,212,150	4,110,179	4,046,297	4,254,411	3,940,829
Federal Home Loan Bank advances	594,810	833,478	828,648	838,569	943,539	713,485	901,230
Federal funds purchased and securities sold under agreements to repurchase	73,189	47,778	26,421	15,192	5,253	60,553	6,287
Total interest-bearing liabilities	5,165,939	5,159,853	5,192,654	5,094,216	5,121,085	5,162,912	4,973,992
Shareholders' equity	$741,330	$750,466	$733,969	$760,446	$751,593	$745,873	$734,761

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Six Months Ended
(dollars in thousands, except share data)	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018

Financial performance, continuing and discontinued (7):
Return on average shareholders' equity (1)	(3.02)%	(0.91)%	8.30%	6.23%	3.78%	(1.96)%	3.53%
Return on average assets	(0.31)%	(0.10)%	0.86%	0.66%	0.40%	(0.20)%	0.37%
Net interest margin (2)	3.11%	3.11%	3.19%	3.20%	3.25%	3.11%	3.25%
Efficiency ratio (3)	106.83%	100.66%	84.64%	86.19%	91.84%	103.71%	92.01%
Asset quality:
Allowance for credit losses	$44,628	$44,536	$42,913	$41,854	$40,982	$44,628	$40,982
Allowance for loan losses/total loans (4)	0.81%	0.80%	0.81%	0.80%	0.80%	0.81%	0.80%
Allowance for loan losses/nonaccrual loans	435.59%	271.99%	356.92%	419.57%	409.97%	435.59%	409.97%
Total nonaccrual loans (5)(6)	$9,930	$15,874	$11,619	$9,638	$9,630	$9,930	$9,630
Nonaccrual loans/total loans	0.19%	0.29%	0.23%	0.19%	0.20%	0.19%	0.20%
Other real estate owned	$1,753	$838	$455	$751	$751	$1,753	$751
Total nonperforming assets (6)	$11,683	$16,712	$12,074	$10,389	$10,381	$11,683	$10,381
Nonperforming assets/total assets	0.16%	0.23%	0.17%	0.15%	0.14%	0.16%	0.14%
Net (recoveries) charge-offs	$(92)	$(123)	$(559)	$(122)	$464	$(215)	$(116)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	9.86%	11.17%	10.15%	9.70%	9.72%	9.86%	9.72%
Common equity tier 1 risk-based capital (to risk-weighted assets)	13.26%	14.88%	13.82%	13.26%	12.69%	13.26%	12.69%
Tier 1 risk-based capital (to risk-weighted assets)	13.26%	14.88%	13.82%	13.26%	12.69%	13.26%	12.69%
Total risk-based capital (to risk-weighted assets)	14.15%	15.77%	14.72%	14.15%	13.52%	14.15%	13.52%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	10.12%	10.73%	9.51%	9.17%	9.18%	10.12%	9.18%
Tier 1 common equity risk-based capital (to risk-weighted assets)	11.99%	12.62%	11.26%	10.84%	10.48%	11.99%	10.48%
Tier 1 risk-based capital (to risk-weighted assets)	13.06%	13.68%	12.37%	11.94%	11.56%	13.06%	11.56%
Total risk-based capital (to risk-weighted assets)	13.95%	14.58%	13.27%	12.82%	12.38%	13.95%	12.38%

(1)	Net earnings available to common shareholders divided by average shareholders' equity.

(2)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.86%, 0.86%, 0.85%, 0.84% and 0.85% at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.4 million, $1.7 million, $1.9 million, $1.4 million and $1.4 million of nonperforming loans guaranteed by the SBA at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

(7)	Consolidated operations include both continuing and discontinued operations.

	At or for the Three Months Ended
(in thousands)	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018

SUPPLEMENTAL DATA:
Loans serviced for others:
Multifamily DUS® (1)	$1,452,103	$1,435,036	$1,458,020	$1,442,727	$1,357,929
Other	83,419	86,561	84,457	83,308	82,083
Single family	6,790,955	6,052,394	20,151,735	19,804,263	19,073,176
Total loans serviced for others	$8,326,477	$7,573,991	$21,694,212	$21,330,298	$20,513,188
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

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, non-deposit investment products, private banking and cash management services and other banking services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. HomeStreet Bank also has partial ownership in WMS Series LLC ("WMS"), an affiliated business arrangement with various owners of Windermere Real Estate Company franchises that operates a single family mortgage origination business from select Windermere Real Estate Offices known as Penrith Home Loans. In July 2019 we announced that we have entered into a non binding letter of intent to sell our ownership interest in WMS Series LLC.

HSC, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the interest income we earn on loans and investment securities, less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit products and investment and insurance sales.

Since our initial public offering in 2012, one of our strategic goals has been to substantially change our business from that of a community thrift with an emphasis on single family mortgage lending, to become a leading West Coast regional commercial bank. While we have been focused in prior years primarily on growing commercial banking to diversify our earnings, in the first half of 2019, we undertook several significant steps to actively reduce our exposure to the single family lending mortgage business.

In February 2019, the Company announced it was seeking a buyer for its stand-alone home loan centers ("HLC") and related mortgage servicing rights, based on mortgage market conditions and the current operating environment for the mortgage business—including an increasing rate environment that has reduced demand for refinance mortgages, a decrease in home affordability in several of the Company's major markets, higher costs driven in part by differences in regulatory oversight between bank and non-bank mortgage lenders and increased competition that has lowered profitability.

On March 29, 2019, HomeStreet Bank successfully sold and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balance of single family mortgage loans for Fannie Mae, Freddie Mac and Ginnie Mae, representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The Company finalized the servicing transfer for some of these loans in the second quarter of 2019 and will transfer the remainder in the third quarter of 2019 while subservicing these remaining loans until the transfer dates.

In April 2019, the Bank entered into an agreement with Homebridge Financial Services Inc ("Homebridge") to sell substantially all of the assets of the HLC-based mortgage origination business and transfer related personnel to Homebridge. In a series of closings in June 2019, the bank sold substantially all of the assets associated with the 47 HLC, satellite and fulfillment offices and facilitated the transfer of 464 related mortgage personnel. Homebridge paid the net book value of the acquired assets, which was approximately $4.9 million, plus a premium of $1.0 million, which was reduced by $1.5 million for reimbursement by HomeStreet of certain transaction expenses incurred by Homebridge, as well as the assumption of certain home loan center and fulfillment office lease obligations. In the event Homebridge realizes a certain level of loan originations for the twelve months following the closing of the asset sale, HomeStreet will be entitled to an additional payment of up to $750 thousand at that time. Additionally, in June 2019, we closed the remaining four stand-alone HLCs that were not sold to Homebridge, which left us with no remaining stand-alone residential lending centers.

The assets sold or abandoned largely represent the majority of the Company's prior Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans. The Company

1 DUS® is a registered trademark of Fannie Mae	67

expects to continue to originate mortgages through its bank locations, online banking and affinity relationships, but will have substantially smaller single family lending operations integrated with the commercial and consumer banking business.

Any remaining activity for these HLCs, along with certain other mortgage banking related assets and liabilities that are expected to be sold or abandoned within one year, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain remaining location based components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not sold as part of the MSR sales described above have been classified as continuing operations based on the Company's intent.

This decision to exit the HLC-based mortgage banking business was made only after we felt we had substantially exhausted opportunities to improve performance of the segment, and aligns with our long-term strategic goal of reducing the impact of this cyclical and volatile earnings stream. Our remaining single family mortgage origination and servicing business is reported within continuing operations, is substantially smaller, and is focused on our retail deposit customers and regional markets, and is positioned for ongoing profitability.

Our legacy mortgage banking segment was discontinued effective March 31, 2019 when the bank adopted a plan of exit or disposal of our HLC-based mortgage banking business. Discontinued operations reported in the first quarter of 2019 included our entire mortgage banking business as did all comparative periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated revenues and expenses are reported as part of the Company’s continuing operations beginning in the second quarter of 2019.

In July 2019, we entered into a non-binding letter of intent to sell our ownership interest in WMS Series, LLC. Assuming the successful completion of this transaction, our single family mortgage banking volume will decline and after a post-sale transition period all correspondent origination volume we currently purchase from WMS will be eliminated.
In June 2019, in connection with the HLC sales, we entered into a correspondent loan purchase agreement with Homebridge to purchase newly originated construction-to-permanent residential whole mortgage loans on a servicing released basis for twelve months. During the first six months, the targeted amount of mortgage loan purchases will not exceed $20 million per month, with a cap of $60 million per quarter. During the subsequent six months, the targeted amount of mortgage loan purchases per month will not exceed $10 million, with a cap $30 million per quarter. These purchased loans will be held in our held for investment portfolio.

In the second quarter of 2019, we repurchased 963,600 common shares under our share repurchase program at an average price of $29.40 per share or $28.3 million. On July 11, 2019, pursuant to an agreement approved by our Board of Directors outside of the repurchase program, we purchased an additional 1,692,401 shares of common stock from Blue Lion Capital and its affiliates for $31.16 per share (which price represents the five-day volume weighted average price prior to the date of HomeStreet's 2019 annual meeting) for a total purchase price of $52.7 million. We executed the purchase on July 11, 2019 upon receiving a required notice from the Federal Reserve of its non-objection to the purchase. Because the agreement to purchase Blue Lion’s shares was negotiated prior to quarter end, but not executed pending Federal Reserve review we reclassified $52.7 million from permanent shareholders' equity to temporary shareholders' equity on our consolidated statement of financial condition as of June 30, 2019. We suspended the share repurchase program on June 20, 2019 and terminated it on July 25, 2019.
Included in net loss for three and six months ended June 30, 2019 was $9.6 million and $19.1 million, respectively, of loss on disposal and restructuring-related expenses, net of tax, associated with costs related to the plan of exit or disposal. These costs for the three months ended June 30, 2019 included pre-tax severance and benefit related expenses of $3.5 million; facilities, information technology and related expenses of $5.1 million; and $3.5 million of other expenses. The costs for the six months ended June 30, 2019 included severance and benefit related expenses of $4.6 million; facilities, information technology and related expenses of $15.8 million; and $3.8 million of other expenses.
In connection with this series of transactions, we eliminated approximately 100 corporate overhead function positions primarily in the second quarter. We notified affected employees in April, in part to provide transparency and communicate proactively with our employees, but retained some of those employees to help us complete the process of closing the sale of the HLC-based business, transferring servicing and winding down the remaining HLC-based mortgage operations per our transition services agreement with Homebridge.

We have also taken additional steps to improve productivity and reduce total corporate expenses in light of the substantial reduction in the size and complexity of our operations. Our infrastructure was built to support an organization of over 2,000 employees, two business segments, and at a compound annual asset growth rate in excess of 20%. We are executing on an enterprise-wide production and efficiency improvement project intended to analyze and improve all of our corporate expenses and business line processes, including renegotiating contracts and reducing costs related to occupancy and technology. In the second quarter of 2019, we engaged an outside consulting firm that specializes in bank efficiency to assist us in identifying opportunities to improve productivity and further reduce our costs and improve our efficiency. Together we have identified a range of additional potential expense reductions including organization and staffing improvements, technology cost improvements, as well as other cost savings and efficiency proposals. The scope and timing of these reductions and business process improvement is still being determined and will vary depending on the nature of the expense or improvement, but we expect to commence these reductions and enhancements during the third quarter 2019 and continue through 2020 and beyond.

In addition to proactively reducing our exposure to single family mortgage lending by exiting the HLC-based mortgage banking business, in the first half of 2019 we also continued to grow our commercial and consumer banking network. We acquired a branch in San Marcos, San Diego County, CA as well as the business lending team of Silvergate Bank in San Diego. We opened two de novo deposit branches in San Jose and Santa Clara, California, and as of June 30, 2019, after giving effect to those branch additions, we had 36 retail branches in Washington, 19 retail branches in California, four retail branches in Hawaii and four branches in Oregon. Our branch network is primarily located in large metropolitan markets of the Western United States which promotes convenience for our customers, and together with the growth of commercial and consumer account deposits at our existing branches, helps build our market share. While we continue to focus on the growth and strength of our commercial and consumer banking business, as of the second quarter of 2019 we have temporarily suspended future de novo deposit branch openings to slow our growth as we focus on our strategy of improving efficiency and overall profitability.

Management's Overview of the Three and Six Months Ended June 30, 2019 Financial Performance

Results for the three and six months ended June 30, 2019 reflect the effect of the adoption of a plan of exit or disposal with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses.

	At or for the Three Months Ended June 30,		Percent Change	At or for the Six Months Ended June 30,		Percent Change
(in thousands, except per share data and ratios)	2019	2018		2019	2018

Selected statement of operations data
Total net revenue (1)	$69,016	$56,150	23%	$124,665	$108,694	15%
Total noninterest expense	58,832	49,964	18	106,678	99,435	7
Provision for credit losses	—	1,000	(100)	1,500	1,750	(14)
Income from continuing operations before income taxes	10,184	5,186	96	16,487	7,509	120
Income tax expense for continuing operations	1,292	1,015	27	2,537	1,584	60
Income from continuing operations	8,892	4,171	113	13,950	5,925	135
(Loss) income from discontinued operations before income taxes	(16,678)	3,641	(558)	(25,118)	9,090	(376)
Income tax (benefit) expense for discontinued operations	(2,198)	713	(408)	(3,865)	2,050	(289)
(Loss) income for discontinued operations	(14,480)	2,928	(595)	(21,253)	7,040	(402)
Net (loss) income	$(5,588)	$7,099	(179)%	$(7,303)	$12,965	(156)%

Financial performance
Diluted income per share for continuing operations	$0.32	$0.15		$0.51	$0.22
Diluted (loss) income per share for discontinued operations	(0.54)	0.11		(0.79)	0.26
Diluted (loss) income per share	$(0.22)	$0.26		$(0.28)	$0.48
Return on average common shareholders' equity	(3.02)%	3.78%		(1.96)%	3.53%
Return on average assets	(0.31)%	0.40%		(0.20)%	0.37%
Net interest margin	3.11%	3.25%		3.11%	3.25%

(1)	Total net revenue is net interest income and noninterest income.

For the three and six months ended June 30, 2019, the Company had a net loss of $5.6 million and $7.3 million, respectively, which included both continuing and discontinued operations, compared to net income of $7.1 million and $13.0 million for the three and six months ended June 30, 2018 respectively. The decrease in income was primarily due to $9.6 million and $19.1 million loss on disposal and restructuring-related expenses, net of tax, taken in the three and six months ended June 30, 2019, respectively, compared to $5.4 million and $5.2 million in restructuring charges in the three and six months ended June 30, 2018. The decrease also related to a decline in mortgage servicing income related to the first quarter 2019 sale of single family mortgage servicing rights and the intra-quarter sale of our home loan center-based mortgage business. The decrease was partially offset by an increase in net interest income from higher average balances on interest earning assets

Net income from continuing operations in the three and six months ended June 30, 2019 increased compared to the three and six months ended June 30, 2018. For both periods, $3.2 million after-tax of this increase was contributed by the newly organized bank location-based mortgage banking business which commenced operations in April 2019 and the associated revenues and expenses are reported as part of continuing operations beginning in the second quarter of 2019. Excluding this impact, the increase related to an increase in noninterest income from an increase in gain on sale of investment securities and an increase in prepayment fees received on the payoff of commercial loans. This increase was partially offset by an increase in noninterest expense from higher salaries and related costs due to increased loan origination volume, restructuring related costs and increased legal expenses. The increase from the three months ended June 30, 2018 also included a decrease in provision for credit losses in the quarter.

As of June 30, 2019, we had 63 retail deposit branches and four primary stand-alone commercial loan centers. We also had one stand-alone insurance office. In the second quarter of 2019, we finalized the sale of 47 stand-alone home loan centers, satellite offices and production offices and closed the remaining four stand-alone home loan centers.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At June 30, 2019
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	10.12%	9.86%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	11.99	13.26
Tier 1 risk-based capital (to risk-weighted assets)	13.06	13.26
Total risk-based capital (to risk-weighted assets)	13.95	14.15

	At December 31, 2018
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.51%	10.15%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	11.26	13.82
Tier 1 risk-based capital (to risk-weighted assets)	12.37	13.82
Total risk-based capital (to risk-weighted assets)	13.27	14.72

As part of our ongoing balance sheet and capital management, in the first quarter of 2019, HomeStreet Bank executed two definitive agreements with different buyers to sell a significant portion of its single family MSRs. The series of transactions provided for the sale of the rights to service an aggregate of approximately $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Freddie Mac and Ginnie Mae, which represented approximately 71% of HomeStreet’s total single family mortgage loans serviced for others as of December 31, 2018. In addition to increasing certain regulatory capital ratios, this action provided additional regulatory capital to support the continued growth of our commercial and consumer banking business, accelerate the diversification of the Company's earnings and fund the Company's planned stock repurchase program, which was executed in the second quarter.

The Company and the Bank remain above current "well-capitalized" regulatory minimums.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Credit Losses

•	Fair Value of Financial Instruments and Single Family Mortgage Servicing Rights ("MSRs")

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

	Three Months Ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$55,270	$141	1.03%	$87,898	$252	1.15%
Investment securities	815,287	5,351	2.63	911,678	6,029	2.64
Loans held for sale (4)	393,790	4,235	4.30	533,453	6,081	4.56
Loans held for investment	5,435,474	66,047	4.83	4,836,644	55,537	4.59
Total interest-earning assets	6,699,821	75,774	4.50	6,369,673	67,899	4.26
Noninterest-earning assets (2)(4)	601,893			711,206
Total assets	$7,301,714			$7,080,879
Liabilities and shareholders' equity:
Deposits: (4)
Interest-bearing demand accounts	$394,768	$393	0.40%	$445,128	$430	0.39%
Savings accounts	233,387	139	0.24	292,156	217	0.30
Money market accounts	2,021,601	6,890	1.36	1,926,662	4,064	0.85
Certificate accounts	1,712,094	9,662	2.26	1,382,351	4,999	1.45
Total interest-bearing deposits	4,361,850	17,084	1.57	4,046,297	9,710	0.96
Federal Home Loan Bank advances	594,810	3,973	2.64	943,539	4,782	2.03
Federal funds purchased and securities sold under agreements to repurchase	73,189	463	2.50	5,253	24	1.84
Other borrowings	10,562	87	3.29	659	7	4.40
Long-term debt	125,528	1,725	5.47	125,337	1,662	5.32
Total interest-bearing liabilities	5,165,939	23,332	1.80	5,121,085	16,185	1.27
Noninterest-bearing liabilities (4)	1,394,445			1,208,201
Total liabilities	6,560,384			6,329,286
Temporary shareholders' equity	6,375			—
Permanent shareholders' equity	734,955			751,593
Total liabilities and shareholders' equity	$7,301,714			$7,080,879
Net interest income (3)		$52,442			$51,714
Net interest spread			2.70%			2.99%
Impact of noninterest-bearing sources			0.41			0.26
Net interest margin			3.11%			3.25%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now recorded in other real estate owned

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $641 thousand and $711 thousand for the three months ended June 30, 2019 and 2018, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

(4)	Includes average balances related to discontinued operations, which were impractical to remove for the periods presented. The net interest margin related to discontinued operations is immaterial.

	Six Months Ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$56,950	$325	1.15%	$83,487	$432	1.04%
Investment securities	853,339	11,400	2.67	913,609	12,115	2.65
Loans held for sale (4)	339,735	7,579	4.46	495,369	10,734	4.33
Loans held for investment	5,336,480	129,081	4.83	4,739,850	106,995	4.53
Total interest-earning assets	6,586,504	148,385	4.50	6,232,315	130,276	4.19
Noninterest-earning assets (2) (4)	661,513			684,164
Total assets	$7,248,017			$6,916,479
Liabilities and shareholders' equity:
Deposits: (4)
Interest-bearing demand accounts	$385,202	$768	0.40%	$443,256	$870	0.39%
Savings accounts	237,123	288	0.25	292,629	448	0.31
Money market accounts	1,977,206	12,693	1.29	1,893,852	7,511	0.79
Certificate accounts	1,654,880	17,814	2.17	1,311,092	8,843	1.35
Total interest-bearing deposits	4,254,411	31,563	1.49	3,940,829	17,672	0.90
Federal Home Loan Bank advances	713,485	9,587	2.67	901,230	8,418	1.87
Federal funds purchased and securities sold under agreements to repurchase	60,553	766	2.52	6,287	56	1.80
Other borrowings	8,959	181	4.05	332	8	2.21
Long-term debt	125,504	3,469	5.52	125,314	3,246	5.20
Total interest-bearing liabilities	5,162,912	45,566	1.77	4,973,992	29,400	1.18
Noninterest-bearing liabilities (4)	1,339,232			1,207,726
Total liabilities	6,502,144			6,181,718
Temporary shareholders' equity	3,205
Permanent shareholders' equity	742,668			734,761
Total liabilities and shareholders' equity	$7,248,017			$6,916,479
Net interest income (3)		$102,819			$100,876
Net interest spread			2.73%			3.01%
Impact of noninterest-bearing sources			0.38			0.24
Net interest margin			3.11%			3.25%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now recorded in other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.3 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

(4)	Includes average balances related to discontinued operations, which were impractical to remove for the periods presented. The net interest margin related to discontinued operations is immaterial.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the periods if the loans had been accruing, were $659 thousand and $1.2 million for the three and six months ended June 30, 2019, respectively, and $338 thousand and $636 thousand for the three and six months ended June 30, 2018, respectively.

Net Income

Net income, which included both continuing and discontinued operations, decreased from the three and six months ended June 30, 2018 primarily due to the $9.6 million and $19.1 million of loss on exit or disposal and restructuring-related expenses, net of tax, taken in the three and six months ended June 30, 2019, respectively, compared to $5.4 million and $5.2 million in restructuring charges, net of tax, in the three and six months ended June 30, 2018. The decrease also related to a decline in mortgage servicing income related to the first quarter 2019 sale of single family mortgage servicing rights and the intra-quarter sale of our home loan center-based mortgage business. The decrease was partially offset by an increase in net interest income from higher average balances on interest earning assets

Net Income from Continuing Operations

Net income from continuing operations increased from the three and six months ended June 30, 2018. For both periods, $3.2 million after-tax of this increase is due to the contribution of the newly organized bank location-based mortgage banking business which commenced operations in April 2019 and the associated revenues and expenses are reported as part of continuing operations beginning in the second quarter of 2019. Excluding this impact, the increase related to an increase in noninterest income from an increase in gain on sale of investment securities and an increase in prepayment fees received on the payoff of commercial loans. This increase was partially offset by an increase in noninterest expense from higher salaries and related costs due to increased loan origination volume, restructuring related costs and increased legal expenses. The increase from the three months ended June 30, 2018 also included a decrease in provision for credit losses in the quarter.

Net Income from Discontinued Operations

Net loss from discontinued operations was $14.5 million and $21.3 million for the three and six months ended June 30, 2019, respectively, compared to net income of $2.9 million and $7.0 million, respectively, for the three and six months ended June 30, 2018. Excluding this impact, the decrease in net income from discontinued operations was due to an increase in restructuring and loss on disposal charges, a reduction in single family mortgage net gain on loan origination and sale activities, primarily driven by the reductions in our sales force; lower servicing income due to the first quarter sale of mortgage servicing rights; the impact of the timing of intra-quarter sale of our HLC-based mortgage origination business and approximately $3.2 million impact of the newly organized bank location-based mortgage banking business that commenced operations in April 2019. The associated revenues and expenses of the newly organized mortgage business were reflected in continuing operations beginning in the second quarter of 2019. This decrease was partially offset by reduced commissions on lower closed loan volume, savings associated with lower headcount and other savings related to our prior cost reduction initiatives.

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

Net interest income on a tax equivalent basis for the second quarter of 2019 was $52.4 million, an increase of $728 thousand, or 1.4%, from the second quarter of 2018. Net interest income on a tax equivalent basis for the six months ended June 30, 2019 was $102.8 million, an increase of $1.9 million, or 1.93%, from the six months ended June 30, 2018. The increase from 2018 was primarily due to growth of loans held for investment. The net interest margin on a tax equivalent basis for the second quarter of 2019 decreased to 3.11% from 3.25% for the same period in 2018. For the six months ended June 30, 2019 net interest margin decreased to 3.11% from 3.25% for the same period in 2018. Compared to the first quarter of 2019, the benefit of growth in non-interest bearing deposits was offset because the cost of our interest-bearing liabilities increased more quickly than the yield on our interest earning assets.

For the three and six months ended June 30, 2019, total average interest-earning assets increased $330.1 million, or 5.18% from the three months ended June 30, 2018, and increased $354.2 million or 5.68% from the six months ended June 30, 2018 primarily as a result of organic loan growth.

Total interest income of $75.8 million on a tax equivalent basis in the second quarter of 2019 increased $7.9 million, or 11.6%, from $67.9 million in the second quarter of 2018. For the six months ended June 30, 2019 total interest income on a tax equivalent basis was $148.4 million, an increase of $18.1 million, or 13.9% from the same period in 2018. The increase was primarily the result of higher average balances of loans held for investment, which increased $598.8 million, or 12.4% and $596.6 million or 12.6% from the three and six months ended June 30, 2018.

Total interest expense in the second quarter of 2019 increased $7.1 million, or 44.2% from $16.2 million in the second quarter of 2018. For the six months ended June 30, 2019 total interest expense increased $16.2 million, or 55.0% from $29.4 million in the same period in 2018. The increases resulted from higher rates on interest-bearing deposits, FHLB advances and wholesale deposits including brokered CDs as market interest rates rise.

Provision for Credit Losses

Our provision for credit losses was zero and $1.5 million in the three and six months ended June 30, 2019, respectively compared to a provision for credit losses of $1.0 million and $1.8 million in the three and six months ended June 30, 2018, respectively. The decrease in the provision for credit losses from the first quarter of 2019 was primarily due to a reduction in loan balances, and the decrease in provision from the comparative six months ended June 30, 2018 was primarily due to lower portfolio loan growth and higher net recoveries.

Net recoveries were $92 thousand in the second quarter of 2019 compared to net charge-offs of $464 thousand in the same period in 2018. Net recoveries were $215 thousand in the first six months of 2019 compared to net recoveries of $116 thousand in the first six months of 2018. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.81% and 0.80% of loans held for investment at June 30, 2019 and June 30, 2018, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.86% of loans held for investment at June 30, 2019 compared to 0.85% at June 30, 2018.

For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income from continuing operations consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Noninterest income
Gain on loan origination and sale activities (1)	$12,178	$2,710	$9,468	349%	$14,785	$4,157	$10,628	256%
Loan servicing income	2,176	937	1,239	132	3,219	1,845	1,374	74
Depositor and other retail banking fees	2,024	1,947	77	4	3,769	3,884	(115)	(3)
Insurance agency commissions	573	527	46	9	1,198	1,070	128	12
Gain (loss) on sale of investment securities available for sale	137	16	121	756	(110)	238	(348)	(146)
Other	2,741	2,268	473	21	5,060	4,307	753	17
Total noninterest income	$19,829	$8,405	$11,424	136%	$27,921	$15,501	$12,420	80%

(1)	Excluding discontinued operations

The increases in noninterest income in the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily due to $10.4 million of noninterest income contributed by the newly organized bank location-based mortgage banking business which commenced operations in the second quarter of2019 as part of continuing operations. Excluding this impact, noninterest income increased primarily due to an increase in gain on sale of investment securities and an increase in prepayment fees received on the payoff of commercial loans. The increase for the six months ended also included higher net gain on loan origination and sale activities from an increase in non-Fannie Mae DUS® CRE sales.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Single family held for sale: (3)
Servicing value and secondary market gains (1)	$29,139	$48,182	$(19,043)	(40)%	$60,982	$89,609	$(28,627)	(32)%
Loan origination and administrative fees	4,420	6,158	(1,738)	(28)	8,065	11,603	(3,538)	(30)
Total gain on single family held for sale	33,559	54,340	(20,781)	(38)	69,047	101,212	(32,165)	(32)
Multifamily DUS®	659	1,613	(954)	(59)	1,193	2,759	(1,566)	(57)
SBA	132	385	(253)	(66)	507	686	(179)	(26)
CRE Non-DUS®	2,035	800	1,235	154	3,786	800	2,986	373
Single Family (2)	(10)	(89)	79	(89)	(63)	(89)	26	(29)
Gain on loan origination and sale activities	$36,375	$57,049	$(20,674)	(36)%	$74,470	$105,368	$(30,898)	(29)%
NM = not meaningful

(1)
Comprised of gains and losses on interest rate lock commitments (which considers the value of servicing), single family loans held for sale, forward sale commitments used to economically hedge secondary market activities, and changes in the Company's repurchase liability for loans that have been sold.

(2)	Loans originated as held for investment

(3)	Includes both continuing and discontinued operations.

Loans Serviced for Others

(in thousands)	June 30, 2019	Dec. 31, 2018

Commercial
Multifamily DUS® (1)	$1,452,103	$1,458,020
Other	83,419	84,457
Total commercial loans serviced for others	1,535,522	1,542,477

Single family (2)
U.S. government and agency	6,204,566	19,541,450
Other	586,389	610,285
Total single family loans serviced for others	6,790,955	20,151,735
Total loans serviced for others	$8,326,477	$21,694,212

(1)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) is a registered trademark of Fannie Mae.

(2)	Includes both continuing and discontinued operations at December 31, 2018.

Loan servicing income consisted of the following.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change

Commercial loan servicing income, net:
Servicing fees and other	$2,183	$2,001	$182	9%	$4,602	$3,958	$644	16%
Amortization of capitalized MSRs	(1,102)	(1,064)	(38)	4	(2,478)	(2,113)	(365)	17
Commercial loan servicing income	1,081	937	144	15	2,124	1,845	279	15

Single family servicing income, net:(4)
Servicing fees and other	3,883	16,384	(12,501)	(76)	18,821	32,878	(14,057)	(43)
Changes in fair value of single family MSRs due to amortization (1)	(3,422)	(9,400)	5,978	(64)	(12,405)	(18,270)	5,865	(32)
	461	6,984	(6,523)	(93)	6,416	14,608	(8,192)	(56)
Risk management, single family MSRs:(4)
Changes in fair value of MSR due to changes in model inputs and/or assumptions (2)(3)	(9,414)	11,299	(20,713)	(183)	(14,692)	41,318	(56,010)	(136)
Net gain (loss) from derivatives economically hedging MSR	7,194	(12,188)	19,382	(159)	10,877	(43,165)	54,042	(125)
	(2,220)	(889)	(1,331)	150	(3,815)	(1,847)	(1,968)	107
Single Family servicing (loss) income	(1,759)	6,095	(7,854)	(129)	2,601	12,761	(10,160)	(80)
Total loan servicing (loss) income	$(678)	$7,032	$(7,710)	(110)%	$4,725	$14,606	$(9,881)	(68)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes a pretax loss of $2.0 million and $1.2 million net of transaction costs and prepayment reserves, for the three and six months ended June 30, 2019 from sales of single family MSRs.

(4)	Includes both continuing and discontinued operations.

The decrease in loans serviced for others was primarily due to the sale of single family mortgages serviced for others with aggregate unpaid principal balance ("UPB") of $14.26 billion on March 29, 2019. Mortgage servicing fees collected in the three and six months ended June 30, 2019 decreased compared to the same period in 2018 primarily due to the sale of mortgage servicing rights. Our loans serviced for others portfolio was $8.33 billion at June 30, 2019 compared to $21.69 billion at December 31, 2018 and $20.51 billion at June 30, 2018.

The decrease in loan servicing income for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to a lower average UPB of loans serviced for others due to our sale of single family mortgage servicing rights and lower risk management fees. The lower risk management results were primarily due to $2.0 million in transaction cost related to the sale of servicing rights.

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

Depositor and other retail banking fees for the three months ended June 30, 2019 increased compared to the three months ended June 30, 2018 primarily due to an increase in the number of transaction accounts from which we generate fee income. Depositor and other retail banking fees for the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018 primarily due to refunding the overpayment of certain consumer overdraft fees.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Fees:
Monthly maintenance and deposit-related fees	$835	$787	$48	6%	$1,524	$1,598	$(74)	(5)%
Debit Card/ATM fees	1,130	1,098	32	3	2,127	2,166	(39)	(2)
Other fees	62	68	(6)	(9)	126	134	(8)	(6)
Total depositor and other retail banking fees	$2,027	$1,953	$74	4%	$3,777	$3,898	$(121)	(3)%

Noninterest Expense

Noninterest expense from continuing operations consisted of the following.

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Noninterest expense
Salaries and related costs	$34,239	$27,005	$7,234	27%	$59,518	$54,210	$5,308	10%
General and administrative	7,844	8,701	(857)	(10)	16,026	17,067	(1,041)	(6)
Amortization of core deposit intangibles	461	407	54	13	794	813	(19)	(2)
Legal	1,824	816	1,008	124	1,620	1,520	100	7
Consulting	887	615	272	44	2,295	1,297	998	77
Federal Deposit Insurance Corporation assessments	833	998	(165)	(17)	1,654	1,859	(205)	(11)
Occupancy	5,826	4,453	1,373	31	10,794	8,983	1,811	20
Information services	6,948	6,967	(19)	—	14,036	13,777	259	2
Net cost (benefit) of operation and sale of other real estate owned	(30)	2	(32)	(1,600)	(59)	(91)	32	(35)
Total noninterest expense	$58,832	$49,964	$8,868	18%	$106,678	$99,435	$7,243	7%

The increase in noninterest expense in the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to $7.6 million of expenses contributed by the newly organized bank location-based mortgage banking business which commenced operations in the second quarter of 2019 as part of continuing operations. The increase for the three months ended June 30, 2019 excluding the impact, also related to higher proxy solicitation and other costs related to our annual shareholder meeting and an increase in salaries and related costs for corporate severance and related costs.

Income Tax Expense

Our effective income tax rate of 14.0% and 15.4% for the three and six months ended June 30, 2019, respectively differed from the Federal blended state statutory tax rate of 23.6% primarily due to the benefit we received from tax-exempt interest income and its proportion to total net income.

Review of Financial Condition - Comparison of June 30, 2019 to December 31, 2018

Total assets were $7.20 billion at June 30, 2019 compared to $7.04 billion at December 31, 2018, an increase of $158.6 million, or 2.3%.

Cash and cash equivalents were $99.6 million at June 30, 2019 compared to $58.0 million at December 31, 2018, an increase of $41.6 million, or 71.8%.

Investment securities were $803.8 million at June 30, 2019 compared to $923.3 million at December 31, 2018, a decrease of $119.4 million, or 12.9%.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the majority of these securities as available for sale. We designated securities having a carrying value of $4.4 million at June 30, 2019 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At June 30, 2019		At December 31, 2018
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$110,021	14%	$107,961	13%
Commercial	30,428	4	34,514	4
Collateralized mortgage obligations:
Residential	157,064	20	166,744	20
Commercial	124,579	15	116,674	14
Municipal bonds	357,097	45	385,655	45
Corporate debt securities	18,897	2	19,995	2
U.S. Treasury securities	1,311	—	10,900	1
Agency debentures	—	—	9,525	1
Total investment securities available for sale	$799,397	100%	$851,968	100%

Loans held for sale were $145.3 million at June 30, 2019 compared to $77.3 million at December 31, 2018, an increase of $67.9 million, or 88%. Loans held for sale primarily include single family residential loans, typically sold within 30 days of closing the loan. The increase in the loans held for sale balance was due to seasonality in the mortgage business.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At June 30, 2019		At December 31, 2018
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,259,386	24%	$1,358,175	27%
Home equity and other	588,132	11	570,923	11
	1,847,518	35	1,929,098	38
Commercial real estate loans:
Non-owner occupied commercial real estate	767,447	15	701,928	14
Multifamily	995,604	18	908,015	18
Construction/land development	779,031	15	794,544	16
	2,542,082	48	2,404,487	48
Commercial and industrial loans:
Owner occupied commercial real estate	470,986	9	429,158	8
Commercial business	444,002	8	331,004	6
	914,988	17	760,162	14
Total loans before allowance, net deferred loan fees and costs	5,304,588	100%	5,093,747	100%
Net deferred loan fees and costs	26,525		23,094
	5,331,113		5,116,841
Allowance for loan losses	(43,254)		(41,470)
	$5,287,859		$5,075,371

(1)
Includes $4.5 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated statements of operations.

Loans held for investment, net increased $212.5 million, or 4.2%, from December 31, 2018. Included in the increase were $86.4 million of acquired commercial and industrial loans and $23.5 million of acquired non-owner occupied commercial real estate loans. During the quarter, new commitments totaled $611.3 million and included $112.6 million of consumer loans, $26.8 million of non-owner occupied commercial real estate loans, $201.8 million of multifamily permanent loans, $71.8 million of commercial and industrial loans and $198.3 million of construction loans. New commitments for construction loans included $153.7 million in residential construction and $44.6 million in single family custom home construction.

Mortgage servicing rights from continuing operations were $95.0 million at June 30, 2019 compared to $103.4 million at December 31, 2018, a decrease of $8.4 million, or 8.1%. The decrease primarily relates to a decline in fair value related to a decline in interest rates.

Federal Home Loan Bank stock was $24.0 million at June 30, 2019 compared to $45.5 million at December 31, 2018, a decrease of $21.4 million, or 47.1%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in other income.

Other assets were $176.9 million at June 30, 2019, compared to $171.3 million at December 31, 2018, an increase of $5.6 million, or 3.3%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At June 30, 2019		At December 31, 2018
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$684,898	12%	$612,540	12%
Interest-bearing transaction and savings deposits:
NOW accounts	444,130	8	376,137	8
Statement savings accounts due on demand	227,762	4	245,795	5
Money market accounts due on demand	1,995,244	35	1,935,516	38
Total interest-bearing transaction and savings deposits	2,667,136	47	2,557,448	51
Total transaction and savings deposits	3,352,034	59	3,169,988	63
Certificates of deposit	2,060,376	36	1,579,806	31
Noninterest-bearing accounts - other(1)	311,287	5	301,614	6
Total deposits	$5,723,697	100%	$5,051,408	100%

(1)	Includes $132.8 million and $162.8 million in servicing deposits related to discontinued operations for the periods ended June 30, 2019 and December 31, 2018, respectively.

Deposits at June 30, 2019 increased $672.3 million, or 13.3%, from December 31, 2018. The increase in deposits from December 31, 2018 was a result of competitive rates offered on consumer time deposits. The increase also included $74.5 million in deposits related to the acquisition of a retail deposit branch in San Marcos, San Diego County, California from Silvergate Bank, which was completed in the first quarter of 2019, including $42.7 million of noninterest-bearing accounts and $31.8 million of money market and savings accounts. In addition, the increase also included approximately $42 million in institutional CDs generated during May and June 2019. Consumer deposit growth can be sensitive to changes in interest rates, therefore, the Company continues to actively monitor the adequacy of its offered deposit rates.

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2019 and December 31, 2018 was $206.8 million and $85.3 million, respectively. There were $757.9 million and $786.1 million of brokered deposits at June 30, 2019 and December 31, 2018, respectively.

Federal Home Loan Bank advances were $387.6 million at June 30, 2019 compared to $932.6 million at December 31, 2018. We use these borrowings primarily to fund single family loans held for sale and secondarily to fund our investment securities activities. The reduction in advances was largely offset by an increase in brokered deposits, which were priced more attractively on a relative basis.

Shareholders' Equity

Shareholders' equity, including temporary shareholders' equity, was $723.9 million at June 30, 2019 compared to $739.5 million at December 31, 2018. This decrease was primarily related to a net loss of $7.3 million and share repurchases of $28.3 million during the six months ended June 30, 2019, partially offset by share-based compensation expense recovery of $260 thousand and other comprehensive income of $20.2 million. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at June 30, 2019.

Shareholders' equity, on a per share basis, was $27.75 per share at June 30, 2019, compared to $27.39 per share at December 31, 2018.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2019	2018	2019	2018

Return on assets (1)(4)	(0.31)%	0.40%	(0.20)%	0.37%
Return on equity (2)(4)	(3.02)%	3.78	(1.96)%	3.53
Equity to assets ratio (3)	10.07%	10.61	10.25%	10.62

(1)	Net income divided by average total assets.

(2)	Net income divided by average common shareholders' equity.

(3)	Average equity divided by average total assets.

(4)	Net income includes both continuing and discontinued operations.

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

Asset Quality and Nonperforming Assets

Credit quality remained strong with nonperforming assets remaining low at $11.7 million, or 0.16% of total assets at June 30, 2019, compared to $12.1 million, or 0.17% of total assets at December 31, 2018. The improvement from December 31, 2018 was primarily due to a decrease in consumer non-accruals.

Nonaccrual loans were $9.9 million, or 0.19% of total loans at June 30, 2019, a decrease of $1.7 million, or 14.5%, from $11.6 million, or 0.23% of total loans at December 31, 2018. Delinquency rates (excluding FHA/VA insured and guaranteed portion of SBA loans) were 0.21% at June 30, 2019 compared to 0.26% at December 31, 2018; the decrease was primarily related to an improvement in consumer loans 30-59 days past due.

Net recoveries for the three months ended June 30, 2019 were $92 thousand and net recoveries for the six months ended June 30, 2019 were $215 thousand compared to net charge-offs of $464 thousand and net recoveries of $116 thousand for the three and six months ended June 30, 2018.

At June 30, 2019, our loans held for investment portfolio, net of the allowance for loan losses, was $5.29 billion, an increase of $212.5 million from December 31, 2018. The allowance for loan losses was $43.3 million, or 0.81% of loans held for investment, compared to $41.5 million, or 0.81% of loans held for investment at December 31, 2018.

We recorded a provision for credit losses of zero and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to a provision for credit losses of $1.0 million and $1.8 million for the three and six months ended June 30, 2018, respectively. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

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

	At June 30, 2019
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$71,114	(1)	$72,564	$—
Loans with an allowance recorded	2,730		2,772	128
Total	$73,844	(1)	$75,336	$128

	At December 31, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$71,237	(1)	$73,113	$—
Loans with an allowance recorded	1,847		1,847	233
Total	$73,084	(1)	$74,960	$233

(1)	Includes $68.3 million and $65.8 million in single family performing troubled debt restructurings ("TDRs") at June 30, 2019 and December 31, 2018, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 361 impaired loan relationships totaling $73.8 million at June 30, 2019 and 349 impaired loan relationships totaling $73.1 million at December 31, 2018. Included in the total impaired loan amounts were 338 single family TDR loan relationships totaling $69.8 million at June 30, 2019 and 320 single family TDR loan relationships totaling $67.6 million at December 31, 2018. At June 30, 2019, there were 332 single family impaired loan relationships totaling $68.3 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at June 30, 2019, included $57.0 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and six months ended June 30, 2019 was $79.4 million and $77.3 million compared to $75.3 million and $78.2 million for the three and six months ended June 30, 2018. Impaired loans of $2.7 million and $1.8 million had a valuation allowance of $128 thousand and $233 thousand at June 30, 2019 and December 31, 2018, respectively.

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

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At June 30, 2019			At December 31, 2018
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$7,540	17%	24%	$8,217	19%	27%
Home equity and other	7,563	17	11	7,712	18	11
	15,103	34	35	15,929	37	38
Commercial real estate loans
Non-owner occupied commercial real estate	6,151	14	14	5,496	13	14
Multifamily	7,047	16	19	5,754	13	18
Construction/land development	9,707	21	15	9,539	22	16
	22,905	51	48	20,789	48	48
Commercial and industrial loans
Owner occupied commercial real estate	3,462	8	9	3,282	8	8
Commercial business	3,158	7	8	2,913	7	6
	6,620	15	17	6,195	15	14
Total allowance for credit losses	$44,628	100%	100%	$42,913	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$68,309	$1,497	$69,806
Home equity and other	932	116	1,048
	69,241	1,613	70,854
Commercial real estate loans
Multifamily	484	—	484
Construction/land development	—	—	—
	484	—	484
Commercial and industrial loans
Owner occupied commercial real estate	834	—	834
Commercial business	52	259	311
	886	259	1,145
	$70,611	$1,872	$72,483

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $57.0 million at June 30, 2019.

	At December 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$65,835	$1,740	$67,575
Home equity and other	1,237	—	1,237
	67,072	1,740	68,812
Commercial real estate loans
Multifamily	492	—	492
Construction/land development	726	—	726
	1,218	—	1,218
Commercial and industrial loans
Owner occupied commercial real estate	846	—	846
Commercial business	103	164	267
	949	164	1,113
	$69,239	$1,904	$71,143

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $52.4 million at December 31, 2018.

The Company had 357 loan relationships classified as TDRs totaling $72.5 million at June 30, 2019 with no related unfunded commitments. The Company had 343 loan relationships classified as TDRs totaling $71.1 million at December 31, 2018 with $15 thousand in related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At June 30, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$4,154	$3,299	$7,316	$25,264	(1)	$40,033	$1,753
Home equity and other	49	157	924	—		1,130	—
	4,203	3,456	8,240	25,264		41,163	1,753
Commercial real estate loans
Construction/land development	—	—	69	—		69	—
	—	—	69	—		69	—
Commercial and industrial loans
Owner-occupied commercial real estate	833	—	353	—		1,186	—
Commercial business	—	—	1,268	1,160		2,428	—
	833	—	1,621	1,160		3,614	—
Total	$5,036	$3,456	$9,930	$26,424		$44,846	$1,753

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At June 30, 2019, these past due loans totaled $25.3 million.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At June 30, 2019, we did not have an outstanding balance on this line of credit.

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

In the second quarter of 2019, HomeStreet, Inc. announced a stock repurchase program of up to $75.0 million of our common stock. The Bank completed a dividend to HomeStreet, Inc. of $85.0 million as the primary source of liquidity to fund repurchases under this program, although repurchases may be funded from one or a combination of existing cash balances, free cash flow and other available liquidity sources. Under this program in the second quarter of 2019 we repurchased 963,600 shares. We suspended this program in June 2019. On July 11, 2019 we repurchased 1,692,401 shares, outside of the repurchase plan, in a single transaction from Blue Lion Capital and affiliates. Following this repurchase, the Board determined that its immediate goal of returning approximately $75 million in capital to shareholders had been met and terminated the April 2019 repurchase plan.

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

HomeStreet Bank

The Bank's primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At June 30, 2019, our primary liquidity ratio was 19.7% compared to 19.4% at December 31, 2018.

At June 30, 2019 and December 31, 2018, the Bank had available borrowing capacity of $817.6 million and $492.7 million, respectively, from the FHLB, and $332.6 million and $333.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the six months ended June 30, 2019, cash, cash equivalents and restricted cash increased by $41.0 million compared to a increase of $102.9 million for the six months ended June 30, 2018. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2019, net cash of $108.2 million was used in operating activities, primarily from the recognition of deferred taxes from the sale of mortgage servicing rights and the net fair value adjustment and gain on sale of loans held for sale and cash used to fund loans held for sale production exceeding cash proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2018, net cash of $35.8 million was provided by operating activities primarily from proceeds from the sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2019, net cash of $123.6 million was provided by investing activities, primarily due to $168.3 million in net cash provided by disposal of discontinued operations, $339.0 million from proceeds of loans originated as held for investment and $119.4 million proceeds from the sale of investment securities, partially offset by $484.0 million of cash used for the origination of portfolio loans net of principal repayments. For the six months ended June 30, 2018, net cash of $350.1 million was used in investing activities, primarily due to $617.7 million of cash used for the origination of portfolio loans net of principal repayments, $97.8 million of cash used for the purchase of investment securities, and $5.9 million used for the purchase of property and equipment, partially offset by $230.5 million from proceeds of loans originated as held for investment, $65.3 million in proceeds from the sale of mortgage servicing rights, $52.9 million from principal repayments and maturities of investment securities and $22.2 million proceeds from the sale of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from FHLB advances. For the six months ended June 30, 2019, net cash of $25.6 million was provided by financing activities, primarily due to $597.6 million growth in deposits, partially offset by $545.0 million net repayments of FHLB advances and $28.3 million from our common stock repurchase program. For the six months ended June 30, 2018, net cash of $417.2 million was provided by financing activities, primarily due to $359.3 million of organic growth in deposits and $30.0 million in proceeds from our line of credit and $29.5 million net proceeds from FHLB advances.

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
To be classified as "well capitalized," both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based ratio of at least 8.0%, a total risk-based ratio of at least 10.0% and a Tier 1 leverage ratio of at least 5.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a "conservation buffer" of common equity Tier 1 capital subject to a three year phase-in period that began on January 1, 2016 and would have been fully phased in on January 1, 2019 at 2.5% above the required minimum common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. However, in 2017, the FDIC issued a final rule to extend the 2017 transition provision on a go-forward basis, halting certain parts of the full phase in. The required phase-in capital conservation buffer during 2017 was 1.25% and was 1.25% during 2018. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers. At June 30, 2019, our capital conservation buffers for the Company and the Bank were 5.95% and 6.15%, respectively.
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
At June 30, 2019, the Bank's capital ratios continued to meet the regulatory capital category of "well capitalized" as defined by the FDIC's prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At June 30, 2019
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$709,279	9.86%	$287,859	4.0%	$359,824	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	709,279	13.26	240,766	4.5	347,773	6.5
Tier 1 risk-based capital (to risk-weighted assets)	709,279	13.26	321,021	6.0	428,028	8.0
Total risk-based capital (to risk-weighted assets)	757,144	14.15	428,028	8.0	535,035	10.0

	At June 30, 2019
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$734,823	10.12%	$290,344	4.0%	$362,930	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	674,860	11.99	253,276	4.5	365,844	6.5
Tier 1 risk-based capital (to risk-weighted assets)	734,823	13.06	337,702	6.0	450,269	8.0
Total risk-based capital (to risk-weighted assets)	785,338	13.95	450,269	8.0	562,836	10.0

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

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

The following table presents sensitivity gaps for these different intervals.

	June 30, 2019
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$99,602	$—	$—	$—	$—	$—	$—	$99,602
FHLB Stock	—	—	—	—	—	24,048	—	24,048
Investment securities (1)	40,865	37,519	48,999	176,886	116,530	383,020	—	803,819
Mortgage loans held for sale (3)	145,252	—	—	—	—	—	—	145,252
Loans held for investment (1)	1,592,240	390,130	637,500	1,377,406	751,055	539,528	—	5,287,859
Total interest-earning assets	1,877,959	427,649	686,499	1,554,292	867,585	946,596	—	6,360,580
Non-interest-earning assets	—	—	—	—	—	—	487,281	487,281
Assets of discontinued operations	—	—	—	—	—	—	352,929	352,929
Total assets	$1,877,959	$427,649	$686,499	$1,554,292	$867,585	$946,596	$840,210	$7,200,790
Interest-bearing liabilities:
NOW accounts (2)	$444,130	$—	$—	$—	$—	$—	$—	$444,130
Statement savings accounts (2)	227,762	—	—	—	—	—	—	227,762
Money market accounts (2)	1,995,244	—	—	—	—	—	—	1,995,244
Certificates of deposit	619,885	449,734	605,450	355,103	30,204	—	—	2,060,376
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
FHLB advances	382,000	—	—	—	—	5,590	—	387,590
Other borrowings	—	—	—	—	—	—	—	—
Long-term debt (3)	60,556	—	—	—	—	65,000	—	125,556
Total interest-bearing liabilities	3,729,577	449,734	605,450	355,103	30,204	70,590	—	5,240,658
Non-interest bearing liabilities	—	—	—	—	—	—	1,088,001	1,088,001
Liabilities of discontinued operations	—	—	—	—	—	—	148,221	148,221
Equity	—	—	—	—	—	—	723,910	723,910
Total liabilities and shareholders' equity	$3,729,577	$449,734	$605,450	$355,103	$30,204	$70,590	$1,960,132	$7,200,790
Interest sensitivity gap	$(1,851,618)	$(22,085)	$81,049	$1,199,189	$837,381	$876,006
Cumulative interest sensitivity gap	$(1,851,618)	$(1,873,703)	$(1,792,654)	$(593,465)	$243,916	$1,119,922
Cumulative interest sensitivity gap as a percentage of total assets	(26)%	(26)%	(25)%	(8)%	3%	16%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	50%	55%	63%	88%	105%	121%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2019 and December 31, 2018 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2019		December 31, 2018
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(2.5)%	(0.8)%	(8.3)%	(13.5)%
+100	(1.0)	1.2	(4.1)	(7.0)
-100	0.3	(6.5)	5.0	(0.8)
-200	(0.2)	(18.6)	9.0	(7.0)

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

At June 30, 2019, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2018 and June 30, 2019 reflected the impact of overall balance sheet composition. The changes in sensitivity reflected the impact of both lower market interest rates and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, as disclosed in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company sold a significant portion of its single family mortgage servicing rights. The Company’s Board of Directors also authorized the exit or disposal of the Company’s home loan center-based origination business which resulted in elimination of segment reporting in the first quarter of 2019. Subsequent to the quarter ended March 31, 2019, the Company executed a definitive agreement with Homebridge Financial Services, Inc. to sell the assets of up to 50 stand-alone, satellite, and fulfillment offices. The Company completed the sale of 47 offices to Homebridge Financial Services, Inc. during the quarter ended June 30, 2019 and closed all remaining mortgage offices. In connection with the adoption of the resolution to exit or dispose of the home loan center-based mortgage business, the sales of single family mortgage servicing rights and entering into a definitive agreement for the sale of assets to Homebridge, the Company adopted discontinued operations accounting for the legacy Mortgage Banking segment. Certain back office infrastructure and operations were also restructured as part of these activities. These combined initiatives were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over the financial reporting process. We will continue to closely monitor internal control over financial reporting throughout these initiatives.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves, amongst other things, the collection of numerous accounts, the validity of liens and compliance with various state and federal laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment and other consumer matters, including purported class and collective actions. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 1A	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to Our Operations

Even with the recently completed sale of our home loan center-based mortgage business and related servicing portfolio, we will need to consider additional measures to improve our financial performance.

While the HLC Transaction and MSR Sales are expected to create significant cost savings, have generated additional regulatory capital for our operations, and we believe will improve the overall financial health of our organization going forward, the downsizing of those operations combined with the move away from segment reporting will result in an initial increase in overhead expenses for our continuing operations and a corresponding increase in the Company's efficiency ratio (as compared to the efficiency ratio reported in prior quarters for commercial and consumer banking) in the short term. As a result, we will need to undertake additional cost cutting or revenue enhancement measures in order to meet our financial and strategic goals. We may not be successful in reducing our overall expenses and improving our efficiency ratio to the level of our peers in the near term, or at all.

We may not be able to meet our cost reduction and efficiency goals on the timeline we have projected or on the scale we have anticipated.

In July 2019 we announced that we have turned our focus to improving corporate efficiency and implementing cost cutting measures across the organization, engaging bank efficiency consultants who identified a range of potential expense reductions, including technology, organization, and personnel changes. While we believe these changes can be substantially implemented before the end of 2020, there can be no guarantee that all of the cost cutting measures identified can be implemented within that time frame, or that other developments will not arise in the interim to make these cost cutting measures less feasible or have less impact on the efficiency of the organization. We may not be successful in renegotiating contracts for technology services, which may limit our ability to effectively cut costs in that area. We may incur additional unexpected costs as a part of the process which may lower the benefit of the cost cutting initiatives. If the cost cutting initiatives take longer to implement, if we are not able to implement them on the scope we anticipate or if developments occur that limit or offset those cost savings in whole or in part, we may not be able to meet the efficiency and cost reduction goals we have set for the Company on the projected timeline or at all, which could adversely impact our overall results of operations and our stock price.

Our recent stock repurchases may not enhance our long-term shareholder value.
During the second quarter of 2019, we repurchased 963,600 shares of our outstanding common stock in open market transactions pursuant to a stock repurchase plan, and purchased an additional 1,692,401 shares of our common stock in a negotiated transaction with Blue Lion Capital and its affiliates, for a total return to shareholders of approximately $81.1 million in capital. The Board of Directors suspended the stock repurchase plan on June 20, 2019 and terminated it on July 25, 2019. While the intent of the repurchases was to return capital to shareholders to improve the long term value of our stock, we cannot be assured that our stock repurchase program will actually enhance long-term shareholder value. Repurchases pursuant to our stock repurchase program may have affected our stock price and increased its volatility in the short term, and the existence of a stock repurchase program may also have caused our stock price to be higher than it would be in the absence of such a program and potentially may have reduced the market liquidity for our stock during the time the plan was in effect. Additionally, repurchases under our stock repurchase program have diminished our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program was intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.

Proxy contests commenced against the Company have caused us to incur substantial costs, divert the attention of the Board of Directors and management, take up management's attention and resources, cause uncertainty about the strategic direction of our business and adversely affect our business, operating results and financial condition, and future proxy contests will do so as well.

In late 2017 through our annual meeting in May 2018, and again in our 2019 proxy season, from March 2019 through late June 2019, an activist investor, Roaring Blue Lion Capital Management, L.P., and its managing member, Charles W. Griege, Jr., and certain affiliates (the "Blue Lion Parties") engaged in a lengthy proxy fight with respect to the Company in which Mr. Griege and the Blue Lion Parties went to great lengths to try to persuade our shareholders to vote against certain of our directors and proposals or to support their alternative candidates and their proposals submitted to shareholders. While Blue Lion was not ultimately successful in preventing the election of the Company's nominees, and was not successful in seeing any of its substantive proposals pass, the protracted campaigns against the Company were both time-consuming and costly. While we have repurchased all of the shares of outstanding HomeStreet common stock held by the Blue Lion Parties and entered into an agreement that would prevent them from bringing a contest for the next few years, other activist shareholders may take their place in future years.

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
The Company is going through a time of transition because we have recently divested our HLC-based mortgage business and turned our focus to cost containment, improved efficiency and slower growth in our continuing operations. These transitions have resulted in some uncertainty among our employees because we have also identified a number of corporate positions that are being eliminated as we seek to improve the efficiency of our remaining operations and reduce our overhead expenses, which may cause some employees who we would want to retain, either in the near-term or long-term, to seek other opportunities. If a key employee or a substantial number of employees depart, it may impact our ability to conduct business as usual. The low unemployment rates in many of our primary job markets, including Seattle, may leave us especially vulnerable to the loss of key employees. Similarly, this uncertainty may make it more challenging for us to attract and retain qualified and desirable candidates to fill open positions at the Company. The loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

Volatility in mortgage markets, changes in interest rates, competition in our industry, operational costs and other factors beyond our control may adversely impact our profitability.

We have sustained significant losses in the past, and we cannot guarantee that we will remain profitable or be able to maintain profitability at a given level. While we have reduced our exposure to the mortgage market by significantly scaling back our mortgage operations, we will still continue to rely on mortgage origination for a portion of our revenues. Challenges in the mortgage market, including an increasing interest rate environment, and a disparity between the supply and demand of houses available for sale, regulatory decisions, increased competition among mortgage originators, a flattening yield curve and other forces of market volatility have the effect of decreasing net interest income, decreasing profitability, increasing the cost of mortgage origination and adversely impacting our hedging strategies. The mortgage banking operations that we expect to retain will still be subject to many of these same pricing and competitive pressures existing in the mortgage industry generally.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with retained servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and our hedging activities may be impacted by unforeseen or unexpected changes. While we believe that significantly reducing the volume of single family loans held for sale and the sale of a large portion of our MSRs has decreased our exposure to the risks associated with the impact of interest rate fluctuations on single family loans held for sale and MSRs, we remain exposed to such risk.

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

A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale, mortgage servicing rights related to single family loans and single family loans held for sale. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that use observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet. From time to time, we may choose to retire or replace existing financial models and reassess assumptions underlying the models, which may impact our operational risks.

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

We completed four whole-bank acquisitions and acquired nine stand-alone branches between September 2013 and June 30, 2019, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future, including risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

We have significantly decreased our mortgage origination operations which may limit our ability to increase our volume significantly in the event of a significant improvement in the mortgage market.

Due primarily to a combination of increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale which is especially acute in our primary markets, the overall number of mortgage products being purchased in the market is significantly reduced from prior periods. In response, we have sold or divested substantially all of the assets related to our stand alone HLC-based mortgage origination business, including a significant portion of our mortgage servicing rights portfolio originated through those channels, facilitated the transfer of a significant number of our related employees to the purchaser of those assets and terminated a number of other related positions. As a result of these actions, we have a significantly smaller mortgage operation than we have had in the recent past. If the mortgage market were to significantly improve, we would not have the capacity to originate mortgages to the volume we have had in recent years, which would limit our ability to capitalize on that market.

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

Historically a substantial portion of our consolidated net revenues (net interest income plus noninterest income) have been derived from originating and selling residential mortgages. While we have recently significantly decreased the size of our mortgage business, we expect to continue to offer mortgage lending on a smaller scale, and therefore will still be subject to the volatility of that market sector. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a significant lack of housing inventory caused by an increase in demand for housing at a time of decreased supply, and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages because it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, interest rate changes may result in lower rate locks and higher closed loan volume which can negatively impact our financial results because we book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as "fallout". When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

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

Our consumer business, including our mortgage, credit card, and other consumer lending and non-lending businesses, may be adversely affected by the policies enacted or regulations adopted by the Consumer Financial Protection Bureau ("CFPB") which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. For example, in January 2014 federal regulations promulgated by the CFPB took effect which impact how we originate and service residential mortgage loans. Those regulations, among other things, require mortgage lenders to assess and document a borrower's ability to repay their mortgage loan while providing borrowers the ability to challenge foreclosures and sue for damages based on allegations that the lender failed to meet the standard for determining the borrower's ability to repay their loan. While the regulations include presumptions in favor of the lender based on certain loan underwriting criteria, they have not yet been challenged widely in courts and it is uncertain how these presumptions will be construed and applied by courts in the event of litigation. The ultimate impact of these regulations on the lender's enforcement of its loan documents in the event of a loan default, and the cost and expense of doing so, is uncertain, but may be significant. In addition, the secondary market demand for loans that do not fall within the presumptively safest category of a "qualified mortgage" as defined by the CFPB is uncertain. Furthermore, the CFPB is considering allowing the “GSE Patch” provision of these regulations to expire. The “GSE Patch” grants a safe harbor to lenders, such as HomeStreet, to originate loans over a 43 percent debt to income (“DTI”) ratio and to use Fannie Mae and Freddie Mac standards for documentation. The impact of the expiration of this provision on HomeStreet and the U.S. mortgage market is uncertain. Finally, the 2014 regulations also require changes to certain loan servicing procedures and practices, which have resulted in increased foreclosure costs and longer foreclosure timelines in the event of loan default, and failure to comply with the new servicing rules may result in additional litigation and compliance risk.

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

From time to time, the Financial Accounting Standards Board (the "FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments which changes, among other things, the way companies must record expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, available for sale and held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This differs from current US GAAP which is based on incurred losses inherent in the loan portfolio and moves to a current estimate of all expected credit losses based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU will be effective for us beginning on January 1, 2020.

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

To date we are not aware of any material losses that we have incurred relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to evolve our Internet banking and mobile banking channel, our expanding operations and the outsourcing of a significant portion of our business operations. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent all physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

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

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, agents or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from interruptions or failures of their own systems, cybersecurity or ransomware attacks, capacity constraints or failures of their own internal controls. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. In late February 2018, one of our vendors provided notice to us that their independent auditors had determined their internal controls to be inadequate. While we do not believe this particular failure of internal controls would have an impact on us due to the strength of our own internal controls, future failures of internal controls of a vendor could have a significant impact on our operations if we do not have controls to cover those issues. Additionally, we were recently advised by a third party providing services with access to certain of our systems that they had been subjected to a cybersecurity incident. We took measures to limit our vulnerability to such an attack and reviewed our own systems to determine that there was no apparent impact to our systems. However, the interruption caused by the breach in this third party's systems has limited their ability to provide us with contracted services and may increase our costs of doing business. To date none of our third party vendors or service providers has notified us of any security breach in their systems that has breached the integrity of our confidential customer data. However, such third parties may also be targets of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers, ransomware attacks or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers.

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

Some provisions of our articles of incorporation and bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, to commence proxy contests, or to effect changes in control. These provisions include:

•	A phased-out classified Board of Directors so that until 2022, only a portion of our board of directors will be elected each year;

•	Elimination of cumulative voting in the election of directors;

•	Procedures for advance notification of shareholder nominations and proposals;

•	The ability of our Board of Directors to amend our bylaws without shareholder approval; and

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
On June 20, 2019 we suspended our share repurchase program, and subsequently terminated it on July 25, 2019.

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended June 30, 2019, were as follows.

(in thousands, expect share and per share information)	Total shares of common stock repurchased	Average price paid per share of common stock (1)	Aggregate repurchases of common equity (1)
April	—	$—	$—
May	524,321	28.48	14,930
June	439,279	30.50	13,396
Three months ended June 30, 2019	963,600	$29.40	$28,326

(1) Excludes commissions cost

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Restated Articles of Incorporation of HomeStreet, Inc.
3.2 (1)	Amended and Restated Bylaws of Homestreet, Inc.
10.1 (2)
Share Purchase Agreement, dated as of July 10, 2019, by and among HomeStreet, Inc., Blue Lion Opportunity Master Fund, L.P., Roaring Blue Lion Capital Management, L.P., Roaring Blue Lion, LLC, BLOF II LP, Charles W. Griege, Jr. and Ronald K. Tanemura

10.2 (3)	Amendment No. 1 to Purchase and Assumption Agreement dated as of April 10, 2019 by and between Homebridge Financial Services, Inc. and HomeStreet Bank
10.3 (4)
Purchase and Assumption Agreement by and between Homebridge Financial Services, Inc., and HomeStreet Bank dated as of April 4, 2019. Agreement dated as of April 3, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 (5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference
(2)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 11, 2019, and incorporated herein by reference
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on April 12, 2019, and incorporated herein by reference
(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on April 4, 2019, and incorporated herein by reference
(5)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 8, 2019.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)