Form 10-Q
period 2019-09-30
HomeStreet, Inc.
filed 2019-11-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
OR
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

The number of outstanding shares of the registrant's common stock as of November 4, 2019 was 24,410,586.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	September 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $48,559 and $28,534)	$74,788	$57,982
Investment securities (includes $862,339 and $851,968 carried at fair value)	866,736	923,253
Loans held for sale (includes $87,717 and $52,186 carried at fair value)	172,958	77,324
Loans held for investment (net of allowance for loan losses of $43,437 and $41,470; includes $5,295 and $4,057 carried at fair value)	5,139,108	5,075,371
Mortgage servicing rights (includes $61,823 and $75,047 carried at fair value)	90,624	103,374
Other real estate owned	1,753	455
Federal Home Loan Bank stock, at cost	8,764	45,497
Premises and equipment, net	78,925	88,112
Lease right-of-use assets	101,843	—
Goodwill	30,170	22,564
Other assets	187,298	171,255
Assets of discontinued operations	82,911	477,034
Total assets	$6,835,878	$7,042,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,804,307	$4,888,558
Federal Home Loan Bank advances	5,590	932,590
Accounts payable and other liabilities	84,095	169,970
Federal funds purchased and securities sold under agreements to repurchase	—	19,000
Long-term debt	125,603	125,462
Lease liabilities	120,072	—
Liabilities of discontinued operations	5,075	167,121
Total liabilities	6,144,742	6,302,701
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 24,408,513 shares and 26,995,348 shares	511	511
Additional paid-in capital	309,649	342,439
Retained earnings	372,981	412,009
Accumulated other comprehensive income (loss)	7,995	(15,439)
Total shareholders' equity	691,136	739,520
Total liabilities and shareholders' equity	$6,835,878	$7,042,221

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2019	2018	2019	2018
Interest income:
Loans	$64,803	$58,624	$194,749	$166,280
Investment securities	4,879	5,580	15,327	16,666
Other	395	76	763	263
	70,077	64,280	210,839	183,209
Interest expense:
Deposits	20,502	11,286	51,754	28,636
Federal Home Loan Bank advances	501	3,277	8,778	8,286
Federal funds purchased and securities sold under agreements to repurchase	39	83	806	139
Long-term debt	1,698	1,695	5,167	4,941
Other	203	79	456	154
	22,943	16,420	66,961	42,156
Net interest income	47,134	47,860	143,878	141,053
Provision for credit losses	—	750	1,500	2,500
Net interest income after provision for credit losses	47,134	47,110	142,378	138,553
Noninterest income:
Net gain on loan origination and sale activities	15,951	4,193	30,736	8,350
Loan servicing income	2,687	954	5,906	2,799
Depositor and other retail banking fees	2,079	2,031	5,848	5,915
Insurance agency commissions	603	588	1,801	1,658
(Loss) gain on sale of investment securities available for sale, net	(18)	(4)	(128)	234
Other	3,278	2,888	8,338	7,195
	24,580	10,650	52,501	26,151
Noninterest expense:
Salaries and related costs	32,793	25,183	92,311	79,393
General and administrative	9,539	8,591	25,565	25,658
Amortization of core deposit intangibles	429	406	1,223	1,219
Legal	594	873	2,214	2,393
Consulting	866	426	3,161	1,723
Federal Deposit Insurance Corporation (recoveries) assessments	(694)	880	960	2,739
Occupancy	4,856	4,548	15,650	13,531
Information services	7,325	7,005	21,361	20,782
Net benefit (cost) from operation and sale of other real estate owned	13	2	(46)	(89)
	55,721	47,914	162,399	147,349
Income from continuing operations before income taxes	15,993	9,846	32,480	17,355
Income tax expense from continuing operations	2,328	1,757	4,865	3,341
Income from continuing operations	13,665	8,089	27,615	14,014
Income (loss) from discontinued operations before income taxes (includes net gain on disposal of $1,260 and net loss on disposal of $21,760 for the three and nine months ended September 30, 2019)	190	4,561	(24,928)	13,651
Income tax expense (benefit) from discontinued operations	28	815	(3,837)	2,865
Income (loss) from discontinued operations	162	3,746	(21,091)	10,786
NET INCOME	$13,827	$11,835	$6,524	$24,800
Basic earnings per common share:
Income from continuing operations	$0.55	$0.30	$1.04	$0.52
Income (loss) from discontinued operations	0.01	0.14	(0.81)	0.40
Basic earnings per share	$0.55	$0.44	$0.23	$0.92

Diluted earnings per common share
Income from continuing operations	$0.54	$0.30	$1.03	$0.52
Income (loss) from discontinued operations	0.01	0.14	(0.80)	0.40
Diluted earnings per share	$0.55	$0.44	$0.22	$0.91
Basic weighted average number of shares outstanding	24,419,793	26,985,425	26,020,172	26,963,260
Diluted weighted average number of shares outstanding	24,625,938	27,181,688	26,204,414	27,165,672

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net income	$13,827	$11,835	$6,524	$24,800
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) of $1,402 and $(1,169) for the three months ended September 30, 2019 and 2018, and $6,607 and $(4,469) for the nine months ended September 30, 2019 and 2018, respectively	5,273	(4,399)	25,412	(16,811)
Reclassification adjustment for net losses (gains) included in net income, net of tax expense (benefit) of $(4) and zero for the three months ended September 30, 2019 and 2018, and $(27) and $49 for the nine months ended September 30, 2019 and 2018, respectively	15	4	102	(184)
Other comprehensive income (loss)	5,288	(4,395)	25,514	(16,995)
Comprehensive income	$19,115	$7,440	$32,038	$7,805

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total permanent equity

For the three months ended September 30, 2019
Balance, July 1, 2019	26,085,164	$511	$308,705	$359,252	$2,707	$52,735	$671,175
Net income	—	—	—	13,827	—	—	13,827
Common stock issued	15,750	—	95	—	—	—	95
Share-based compensation expense	—	—	849	(98)	—	—	751
Other comprehensive income	—	—	—	—	5,288	—	5,288
Common stock repurchased and retired	(1,692,401)	—	—	—	—	(52,735)	—
Reclassification from temporary equity	—	—	—	—	—	—	—
Balance, September 30, 2019	24,408,513	$511	$309,649	$372,981	$7,995	$—	$691,136

For the nine months ended September 30, 2019
Balance, January 1, 2019	26,995,348	$511	$342,439	$412,009	$(15,439)	$—	$739,520
Net income	—	—	—	6,524	—		6,524
Common stock issued	69,166	—	176	—	—		176
Share-based compensation expense	—	—	1,109	(98)	—		1,011
Cumulative effect of adoption of new accounting standards	—	—	—	1,532	(2,080)		(548)
Other comprehensive income	—	—	—	—	25,514		25,514
Common stock repurchased and retired	(2,656,001)	—	(12,199)	(16,127)	—	(52,735)	(28,326)
Reclassification to temporary equity	—	—	(21,876)	(30,859)	—	52,735	(52,735)
Balance, September 30, 2019	24,408,513	$511	$309,649	$372,981	$7,995	$—	$691,136

For the three months ended September 30, 2018
Balance at July 1, 2018	26,978,229	$511	$340,723	$384,947	$(19,722)		$706,459
Net income	—	—	—	11,835	—	—	11,835
Common stock issued	11,513	—	107	—	—	—	107
Share-based compensation expense	—	—	776	—	—	—	776
Other comprehensive loss	—	—	—	—	(4,395)	—	(4,395)
Balance, September 30, 2018	26,989,742	$511	$341,606	$396,782	$(24,117)	$—	$714,782

For the nine months ended September 30, 2018
January 1, 2018	26,888,288	$511	$339,009	$371,982	$(7,122)	$—	$704,380
Net income	—	—	—	24,800	—	—	24,800
Common stock issued	101,454	—	361	—	—	—	361
Share-based compensation expense	—	—	2,236	—	—	—	2,236
Other comprehensive loss	—	—	—	—	(16,995)	—	(16,995)
Balance, September 30, 2018	26,989,742	$511	$341,606	$396,782	$(24,117)	$—	$714,782

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,524	$24,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	29,834	18,671
Provision for credit losses	1,500	2,500
Net fair value adjustment and gain on sale of loans held for sale	(72,287)	(71,098)
Gain on sale of mortgage servicing rights, gross	(6,206)	—
Loss on sale of HLC mortgage origination assets, net	573	—
Fair value adjustment of loans held for investment	(193)	35
Origination of mortgage servicing rights	(27,823)	(50,551)
Change in fair value of mortgage servicing rights	37,293	(28,243)
Net loss (gain) on sale of investment securities	128	(234)
Net gain on sale of loans originated as held for investment	(6,405)	(169)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(110)	(92)
Loss on disposal of fixed assets	128	303
Loss on lease abandonment and exit costs	15,816	6,073
Change in deferred income taxes	(40,409)	4,372
Share-based compensation expense	1,187	2,528
Origination of loans held for sale	(3,232,664)	(4,850,098)
Proceeds from sale of loans originated as held for sale	3,496,809	5,175,266
Changes in operating assets and liabilities:
Decrease in accounts receivable and other assets	3,797	4,986
Decrease in accounts payable and other liabilities	(25,217)	(10,250)
Net cash provided by operating activities	182,275	228,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(146,780)	(147,134)
Proceeds from sale of investment securities	144,602	38,465
Principal repayments and maturities of investment securities	84,890	82,432
Proceeds from sale of other real estate owned	744	460
Proceeds from sale of loans originated as held for investment	528,745	319,004
Proceeds from sale of mortgage servicing rights	2,958	65,318
Net cash provided by disposal of discontinued operations	174,333	—
Origination of loans held for investment and principal repayments, net	(593,292)	(887,449)
Proceeds from sale of property and equipment	—	467
Purchase of property and equipment	(1,196)	(7,056)
Net cash used for acquisitions	(47,390)	—
Net cash provided by (used in) investing activities	147,614	(535,493)

	Nine Months Ended September 30,
(in thousands)	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	678,016	393,916
Proceeds from Federal Home Loan Bank advances	5,798,300	9,077,500
Repayment of Federal Home Loan Bank advances	(6,725,300)	(9,240,000)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	7,750,703	1,733,700
Repayment of federal funds purchased and securities sold under agreements to repurchase	(7,769,703)	(1,678,700)
Proceeds from line of credit draws	20,000	30,000
Repayment of line of credit draws	(20,000)	(30,000)
Repayment of lease principal	(1,375)	—
Proceeds from Federal Home Loan Bank stock repurchase	138,099	151,771
Purchase of Federal Home Loan Bank stock	(101,366)	(145,864)
Stock repurchased	(81,061)	—
Proceeds from stock issuance, net	—	69
Net cash (used in) provided by financing activities	(313,687)	292,392
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,202	(14,302)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	58,586	73,909
Cash, cash equivalents and restricted cash, end of period	74,788	59,607
Less: restricted cash included in other assets	—	(601)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,788	$59,006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$70,738	$47,007
Federal and state income taxes paid, net	17,600	193
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	915	455
Loans transferred from held for investment to held for sale	617,778	423,504
Loans transferred from held for sale to held for investment	6,488	57,061
Ginnie Mae loans (derecognized) recognized with the right to repurchase, net	(26,418)	415
Receivable from sale of mortgage servicing rights	6,945	3,414
Acquisition:
Assets acquired	114,725	—
Liabilities assumed	74,941	—
Goodwill	7,606	—

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

The Company's accounting and financial reporting policies conform with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Some of these estimates require application of management's most difficult, subjective or complex judgments and result in amounts that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 12, Business Combinations), allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 6, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholders' equity as previously reported.

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

Share Repurchase Program

On March 28, 2019, the Board authorized a share repurchase program pursuant to which the Company could purchase up to $75 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.

On June 20, 2019, the Company agreed to repurchase approximately 1.7 million shares from Blue Lion Capital and affiliates at a share price of $31.16, which represented the five-day volume weighted average price prior to the date of the 2019 annual meeting on June 20, 2019. This agreement required the Federal Reserve Bank of San Francisco to review and provide its non-objection prior to consummation. On July 11, 2019, we received the non-objection to the purchase agreement from the Federal Reserve and executed this share repurchase. We subsequently terminated the March 28, 2019 share repurchase program on
July 25, 2019.

There were repurchases of 2,656,001 shares of our common stock in the nine months ended September 30, 2019.

On September 26, 2019, the Board authorized a new share repurchase program pursuant to which the Company could purchase up to $25.0 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not impact the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current U.S. GAAP requires an "incurred loss" methodology for recognizing credit losses that delay recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that has the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment model in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Our allowance for credit losses includes both the allowance for loan losses and a separate allowance for losses related to unfunded loan commitments. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision relevant to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt this ASU on January 1, 2020.

The Company has substantially completed the development of the credit loss models for all loan portfolios and is in the process of testing these models and validating data inputs, while continuing to develop the policies, systems and controls that will be required to implement CECL. Based on forecasted economic conditions and portfolio composition at September 30, 2019, the adoption of the CECL standard is estimated to result in an overall allowance for credit losses increase of 0% to 10%, as compared to our current aggregate reserve levels. The estimated increase is driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios and will also consider forecasts of expected future economic conditions. The extent of the impact of the adoption of CECL on the Company’s consolidated financial statements may vary and will depend on, completion of the Company’s models, policies and management judgment's, and the composition of the loan portfolios on the date of adoption. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the allowance for credit losses.
In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities classified as available for sale will be replaced with an allowance approach. The Company has begun developing and implementing processes to address the provisions of this ASU. Based on the credit quality of our existing debt securities portfolio, the Company does not expect the allowance for credit losses for HTM and AFS debt securities to be material.

NOTE 2–DISCONTINUED OPERATIONS:

On March 29, 2019, the Company successfully closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ('Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The sale resulted in a $941 thousand pre-tax loss from discontinued operations during the nine months ended September 30, 2019. The Company transferred the servicing for some of these loans in the second quarter of 2019 and transferred the remainder in the third quarter of 2019 and subserviced these loans through the transfer dates.

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

The Company determined that the above actions constituted commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company determined that the shift from a large-scale HLC based originator and servicer to a branch-focused product offering represented a strategic shift. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit were eliminated. This has resulted in a recast of the financial statements in the current and all comparative periods as detailed below.

On April 4, 2019 the Company entered into a definitive agreement related to the sale of the HLC based mortgage origination business assets and transfer of personnel to Homebridge Financial Services, Inc. ("Homebridge").

On June 24, 2019 the Company completed the sale with Homebridge. This sale included 47 stand-alone HLCs and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that were to be sold or abandoned within one year, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. HLCs that were not sold were closed during the second quarter of 2019 and none remain as of September 30, 2019. Certain components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release have been classified as continuing operations based on the Company's intent.

The following table summarizes the calculation of the net gain (loss) on disposal of discontinued operations.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Proceeds from asset sales	$—	$186,612
Book value of asset sales	(4)	180,978
Gain on assets sold	4	5,634
Transaction cost (recovery) expenses	(386)	8,791
Compensation expense related to the transactions	596	4,388
Facility and IT related cost (recovery) expenses	(1,466)	14,215
Total cost (recovery) expenses	(1,256)	27,394
Net gain (loss) on disposal	$1,260	$(21,760)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	September 30, 2019	December 31, 2018
ASSETS
Loans held for sale, at fair value	$71,213	$269,683
Mortgage serving rights	—	177,121
Premises and equipment, net	—	6,689
Other assets (1)	11,698	23,541
Assets of discontinued operations	$82,911	$477,034
LIABILITIES
Deposits	$—	$162,850
Accrued expenses and other liabilities	5,075	4,271
Liabilities of discontinued operations	$5,075	$167,121
(1) Includes $1.2 million and $15.5 million of derivative balances at September 30, 2019 and December 31, 2018, respectively.

Statements of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net interest income	$842	$3,784	$5,604	$10,054
Noninterest income	1,604	47,458	64,332	162,177
Noninterest expense	2,256	46,681	94,864	158,580
Income (loss) before income taxes	190	4,561	(24,928)	13,651
Income tax expense (benefit)	28	815	(3,837)	2,865
Income (loss) from discontinued operations	$162	$3,746	$(21,091)	$10,786

Cash Flows for Discontinued Operations

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$196,712	$179,273
Net cash provided by investing activities	177,291	214,488

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities available for sale and held to maturity.

	At September 30, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$111,221	$149	$(1,789)	$109,581
Commercial	29,219	624	(7)	29,836
Collateralized mortgage obligations:
Residential	187,651	1,269	(931)	187,989
Commercial	109,116	1,072	(645)	109,543
Municipal bonds	369,988	11,078	(972)	380,094
Corporate debt securities	18,507	311	(50)	18,768
U.S. Treasury securities	1,296	12	—	1,308
Agency debentures	25,221	—	(1)	25,220
	$852,219	$14,515	$(4,395)	$862,339

HELD TO MATURITY (1)
Municipal bonds	$4,397	$116	$—	$4,513
	$4,397	$116	$—	$4,513

(1) In conjunction with adopting ASU 2017-12, in the first quarter of 2019, we transferred $66.2 million in HTM securities to AFS.

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$112,852	$19	$(4,910)	$107,961
Commercial	34,892	109	(487)	34,514
Collateralized mortgage obligations:
Residential	171,412	221	(4,889)	166,744
Commercial	118,555	140	(2,021)	116,674
Municipal bonds	393,463	1,526	(9,334)	385,655
Corporate debt securities	21,177	1	(1,183)	19,995
U.S. Treasury securities	11,211	6	(317)	10,900
Agency debentures	9,876	—	(351)	9,525
	$873,438	$2,022	$(23,492)	$851,968

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,071	$—	$(274)	$10,797
Commercial	17,307	30	(311)	17,026
Collateralized mortgage obligations	15,624	10	(65)	15,569
Municipal bonds	27,191	190	(319)	27,062
Corporate debt securities	92	—	—	92
	$71,285	$230	$(969)	$70,546

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Each of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2019 and December 31, 2018, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of September 30, 2019 and December 31, 2018, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(338)	$18,888	$(1,451)	$80,120	$(1,789)	$99,008
Commercial	(2)	2,929	(5)	2,509	(7)	5,438
Collateralized mortgage obligations:
Residential	(277)	44,854	(654)	31,432	(931)	76,286
Commercial	(195)	22,845	(450)	42,873	(645)	65,718
Municipal bonds	(192)	26,805	(780)	54,189	(972)	80,994
Corporate debt securities	—	—	(50)	1,744	(50)	1,744
U.S. Treasury securities	—	—	—	—	—	—
Agency debentures	(1)	25,221	—	—	(1)	25,221
	$(1,005)	$141,542	$(3,390)	$212,867	$(4,395)	$354,409

There were no held to maturity securities in an unrealized loss position at September 30, 2019.

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(34)	$1,269	$(4,876)	$104,822	$(4,910)	$106,091
Commercial	—	—	(487)	18,938	(487)	18,938
Collateralized mortgage obligations:
Residential	(131)	24,085	(4,758)	128,899	(4,889)	152,984
Commercial	(350)	22,051	(1,671)	73,429	(2,021)	95,480
Municipal bonds	(1,283)	85,057	(8,051)	201,189	(9,334)	286,246
Corporate debt securities	(104)	5,557	(1,079)	14,213	(1,183)	19,770
U.S. Treasury securities	—	—	(317)	9,598	(317)	9,598
Agency debentures	—	—	(351)	9,525	(351)	9,525
	$(1,902)	$138,019	$(21,590)	$560,613	$(23,492)	$698,632

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(31)	$2,314	$(243)	$6,197	$(274)	$8,511
Commercial	(24)	2,800	(287)	11,256	(311)	14,056
Collateralized mortgage obligations	(65)	10,597	—	—	(65)	10,597
Municipal bonds	(102)	7,210	(217)	11,273	(319)	18,483
	$(222)	$22,921	$(747)	$28,726	$(969)	$51,647

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of September 30, 2019 and December 31, 2018. In addition, as of September 30, 2019 and December 31, 2018, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At September 30, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$4	1.33%	$5,654	1.67%	$103,923	2.13%	$109,581	2.11%
Commercial	—	—	7,603	2.74	12,125	2.76	10,108	2.42	29,836	2.64
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	187,989	2.45	187,989	2.45
Commercial	—	—	7,607	2.34	28,058	2.79	73,878	2.47	109,543	2.54
Municipal bonds	—	—	—	—	14,081	3.01	366,013	3.69	380,094	3.67
Corporate debt securities	1,016	3.41	7,584	3.63	10,078	3.70	90	6.13	18,768	3.67
U.S. Treasury securities	1,308	2.83	—	—	—	—	—	—	1,308	2.83
Agency debentures	—	—	25,220	1.90	—	—	—	—	25,220	1.90
Total available for sale	$2,324	3.08%	$48,018	2.37%	$69,996	2.87%	$742,001	3.01%	$862,339	2.96%

HELD TO MATURITY
Mortgage-backed securities:
Municipal bonds	$—	—%	$1,794	2.90%	$2,719	2.08%	$—	—%	$4,513	2.40%
Total held to maturity	$—	—%	$1,794	2.90%	$2,719	2.08%	$—	—%	$4,513	2.40%

	At December 31, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,094	1.62%	$100,867	2.05%	$107,961	2.03%
Commercial	—	—	14,175	2.20	16,737	2.99	3,602	2.90	34,514	2.66
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	166,744	2.43	166,744	2.43
Commercial	—	—	9,008	2.42	29,292	2.88	78,374	2.42	116,674	2.53
Municipal bonds	5,670	2.12	16,276	2.24	30,659	2.89	333,050	3.51	385,655	3.39
Corporate debt securities	—	—	3,949	2.96	13,608	3.31	2,438	3.65	19,995	3.29
U.S. Treasury securities	—	—	10,900	1.87	—	—	—	—	10,900	1.87
Agency debentures	—	—	—	—	9,525	2.23	—	—	9,525	2.23
Total available for sale	$5,670	2.12%	$54,308	2.24%	$106,915	2.81%	$685,075	2.90%	$851,968	2.84%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$10,797	2.82%	$10,797	2.82%
Commercial	—	—	12,147	2.51	4,879	2.64	—	—	17,026	2.55
Collateralized mortgage obligations	—	—	7,205	3.59	—	—	8,364	2.94	15,569	3.24
Municipal bonds	—	—	1,790	2.85	5,651	2.29	19,621	3.24	27,062	3.01
Corporate debt securities	—	—	—	—	—	—	92	6.00	92	6.00
Total held to maturity	$—	—%	$21,142	2.91%	$10,530	2.45%	$38,874	3.07%	$70,546	2.93%

Sales of investment securities available for sale were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Proceeds	$25,190	$16,233	$144,602	$38,465
Gross gains	58	39	589	300
Gross losses	(76)	(43)	(717)	(66)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At September 30, 2019	At December 31, 2018

Federal Home Loan Bank to secure borrowings	$—	$63,179
Washington and California State to secure public deposits	150,828	126,565
Securities pledged to secure derivatives in a liability position	—	5,077
Other securities pledged	4,516	5,147
Total securities pledged as collateral	$155,344	$199,968

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at September 30, 2019 and December 31, 2018.

Tax-exempt interest income on securities totaling $2.5 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $7.8 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively, was recorded in the Company's consolidated statements of operations.

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

Loans held for investment consist of the following.

(in thousands)	At September 30, 2019	At December 31, 2018

Consumer loans
Single family (1)	$1,188,159	$1,358,175
Home equity and other	567,791	570,923
Total consumer loans	1,755,950	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	794,863	701,928
Multifamily	920,279	908,015
Construction/land development	762,332	794,544
Total commercial real estate loans	2,477,474	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	476,650	429,158
Commercial business	446,739	331,004
Total commercial and industrial loans	923,389	760,162
Loans held for investment before deferred fees, costs and allowance	5,156,813	5,093,747
Net deferred loan fees and costs	25,732	23,094
	5,182,545	5,116,841
Allowance for loan losses	(43,437)	(41,470)
Total loans held for investment	$5,139,108	$5,075,371

(1)
Includes $5.3 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $2.12 billion and $2.16 billion at September 30, 2019 and December 31, 2018, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $505.0 million and $502.7 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 11.5% and 10.6% of the total portfolio, respectively. At December 31, 2018, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 13.1% and 10.2% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of September 30, 2019. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses. The allowance for unfunded commitments was $1.2 million at September 30, 2019, compared to $1.4 million at September 30, 2018.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies, and Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

Activity in the allowance for credit losses was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Allowance for credit losses (roll-forward):
Beginning balance	$44,628	$40,982	$42,913	$39,116
Provision for credit losses	—	750	1,500	2,500
Recoveries, net of (charge-offs)	6	122	221	238
Ending balance	$44,634	$41,854	$44,634	$41,854

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Three Months Ended September 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$7,540	$—	$1	$(321)	$7,220
Home equity and other	7,563	(68)	59	(69)	7,485
Total consumer loans	15,103	(68)	60	(390)	14,705
Commercial real estate loans
Non-owner occupied commercial real estate	6,151	—	—	330	6,481
Multifamily	7,047	—	—	(357)	6,690
Construction/land development	9,707	—	1	99	9,807
Total commercial real estate loans	22,905	—	1	72	22,978
Commercial and industrial loans
Owner occupied commercial real estate	3,462	—	—	139	3,601
Commercial business	3,158	—	13	179	3,350
Total commercial and industrial loans	6,620	—	13	318	6,951
Total allowance for credit losses	$44,628	$(68)	$74	$—	$44,634

	Three Months Ended September 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,594	$(43)	$2	$(46)	$8,507
Home equity and other	7,346	(107)	102	205	7,546
Total consumer loans	15,940	(150)	104	159	16,053
Commercial real estate loans
Non-owner occupied commercial real estate	4,764	—	—	249	5,013
Multifamily	5,017	—	—	608	5,625
Construction/land development	9,205	—	170	(94)	9,281
Total commercial real estate loans	18,986	—	170	763	19,919
Commercial and industrial loans
Owner occupied commercial real estate	3,032	—	—	111	3,143
Commercial business	3,024	(10)	8	(283)	2,739
Total commercial and industrial loans	6,056	(10)	8	(172)	5,882
Total allowance for credit losses	$40,982	$(160)	$282	$750	$41,854

	Nine Months Ended September 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,217	$—	$143	$(1,140)	$7,220
Home equity and other	7,712	(209)	212	(230)	7,485
	15,929	(209)	355	(1,370)	14,705
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	—	985	6,481
Multifamily	5,754	—	—	936	6,690
Construction/land development	9,539	—	48	220	9,807
Total commercial real estate loans	20,789	—	48	2,141	22,978
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	—	319	3,601
Commercial business	2,913	—	27	410	3,350
Total commercial and industrial loans	6,195	—	27	729	6,951
Total allowance for credit losses	$42,913	$(209)	$430	$1,500	$44,634

	Nine Months Ended September 30, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance
Consumer loans
Single family	$9,412	$(43)	$284	$(1,146)	$8,507
Home equity and other	7,081	(349)	325	489	7,546
	16,493	(392)	609	(657)	16,053
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	258	5,013
Multifamily	3,895	—	—	1,730	5,625
Construction/land development	8,677	—	513	91	9,281
Total commercial real estate loans	17,327	—	513	2,079	19,919
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	183	3,143
Commercial business	2,336	(663)	171	895	2,739
	5,296	(663)	171	1,078	5,882
Total allowance for credit losses	$39,116	$(1,055)	$1,293	$2,500	$41,854

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At September 30, 2019
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$7,136	$84	$7,220	$1,117,056	$65,821	$1,182,877
Home equity and other	7,448	37	7,485	566,739	1,039	567,778
Total consumer loans	14,584	121	14,705	1,683,795	66,860	1,750,655
Commercial real estate loans
Non-owner occupied commercial real estate	6,481	—	6,481	794,863	—	794,863
Multifamily	6,690	—	6,690	920,279	—	920,279
Construction/land development	9,807	—	9,807	760,977	1,355	762,332
Total commercial real estate loans	22,978	—	22,978	2,476,119	1,355	2,477,474
Commercial and industrial loans
Owner occupied commercial real estate	3,601	—	3,601	474,349	2,301	476,650
Commercial business	3,342	8	3,350	444,374	2,365	446,739
Total commercial and industrial loans	6,943	8	6,951	918,723	4,666	923,389
Total loans evaluated for impairment	44,505	129	44,634	5,078,637	72,881	5,151,518
Loans held for investment carried at fair value	—	—	—	—	—	5,295	(1)
Total loans held for investment	$44,505	$129	$44,634	$5,078,637	$72,881	$5,156,813

	At December 31, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,151	$66	$8,217	$1,286,556	$67,575	$1,354,131
Home equity and other	7,671	41	7,712	569,673	1,237	570,910
Total consumer loans	15,822	107	15,929	1,856,229	68,812	1,925,041
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	5,496	701,928	—	701,928
Multifamily	5,754	—	5,754	907,523	492	908,015
Construction/land development	9,539	—	9,539	793,818	726	794,544
Total commercial real estate loans	20,789	—	20,789	2,403,269	1,218	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	3,282	427,938	1,220	429,158
Commercial business	2,787	126	2,913	329,170	1,834	331,004
Total commercial and industrial loans	6,069	126	6,195	757,108	3,054	760,162
Total loans evaluated for impairment	42,680	233	42,913	5,016,606	73,084	5,089,690
Loans held for investment carried at fair value	—	—	—	—	—	4,057	(1)
Total loans held for investment	$42,680	$233	$42,913	$5,016,606	$73,084	$5,093,747

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

The following tables present impaired loans by loan portfolio segment and loan class.

	At September 30, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$64,316	$64,754	$—
Home equity and other	559	585	—
Total consumer loans	64,875	65,339	—
Commercial real estate loans
Construction/land development	1,355	1,355	—
Total commercial real estate loans	1,355	1,355	—
Commercial and industrial loans
Owner occupied commercial real estate	2,301	2,369	—
Commercial business	1,848	2,500	—
Total commercial and industrial loans	4,149	4,869	—
	$70,379	$71,563	$—
With an allowance recorded:
Consumer loans
Single family	$1,505	$1,505	$84
Home equity and other	480	480	37
Total consumer loans	1,985	1,985	121
Commercial and industrial loans
Commercial business	517	548	8
Total commercial and industrial loans	517	548	8
	$2,502	$2,533	$129
Total:
Consumer loans
Single family (3)	$65,821	$66,259	$84
Home equity and other	1,039	1,065	37
Total consumer loans	66,860	67,324	121
Commercial real estate loans
Construction/land development	1,355	1,355	—
Total commercial real estate loans	1,355	1,355	—
Commercial and industrial loans
Owner occupied commercial real estate	2,301	2,369	—
Commercial business	2,365	3,048	8
Total commercial and industrial loans	4,666	5,417	8
Total impaired loans	$72,881	$74,096	$129

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $63.8 million in single family performing trouble debt restructurings ("TDRs").

	At December 31, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$66,725	$67,496	$—
Home equity and other	743	769	—
Total consumer loans	67,468	68,265	—
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,331	2,087	—
Total commercial and industrial loans	2,551	3,630	—
	$71,237	$73,113	$—
With an allowance recorded:
Consumer loans
Single family	$850	$850	$66
Home equity and other	494	494	41
Total consumer loans	1,344	1,344	107
Commercial and industrial loans
Commercial business	503	503	126
Total commercial and industrial loans	503	503	126
	$1,847	$1,847	$233
Total:
Consumer loans
Single family (3)	$67,575	$68,346	$66
Home equity and other	1,237	1,263	41
Total consumer loans	68,812	69,609	107
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,834	2,590	126
Total commercial and industrial loans	3,054	4,133	126
Total impaired loans	$73,084	$74,960	$233

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $65.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$67,814	$662	$66,754	$653
Home equity and other	1,044	14	1,256	20
Total consumer loans	68,858	676	68,010	673
Commercial real estate loans
Multifamily	242	—	640	6
Construction/land development	677	—	677	6
Total commercial real estate loans	919	—	1,317	12
Commercial and industrial loans
Owner occupied commercial real estate	1,744	—	1,250	19
Commercial business	1,842	9	1,895	28
Total commercial and industrial loans	3,586	9	3,145	47
	$73,363	$685	$72,472	$732

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018

(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,181	$2,088	$69,384	$1,963
Home equity and other	1,112	46	1,267	58
Total consumer loans	69,293	2,134	70,651	2,021
Commercial real estate loans
Non-owner occupied commercial real estate	3	—	—	—
Multifamily	366	14	722	18
Construction/land development	1,689	—	600	17
Total commercial real estate loans	2,058	14	1,322	35
Commercial and industrial loans
Owner occupied commercial real estate	2,936	112	2,085	74
Commercial business	1,889	29	2,420	94
Total commercial and industrial loans	4,825	141	4,505	168
	$76,176	$2,289	$76,478	$2,224

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

Substandard. A substandard loan, risk rated 8-Substandard, is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard. Loans are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan normally has one or more well-defined weaknesses that could jeopardize repayment of the loan. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations, is the key distinction between special mention and substandard. The following are examples of well-defined weaknesses:

•
Cash flow deficiencies or trends are of a magnitude to jeopardize current and future payments with no immediate relief. A loss is not presently expected; however, the outlook is sufficiently uncertain to preclude ruling out the possibility.

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

Doubtful. Loans classified as doubtful, risk rated 9-Doubtful, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening the loan, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a doubtful rating will be temporary, while the Company is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining uncollateralized portion will be charged-off. The remaining balance, properly margined, may then be upgraded to substandard; however, must remain on non-accrual.

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

The following tables summarize designated loan grades by loan portfolio segment and loan class.

	At September 30, 2019
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,172,275	(1)	$2,417	$7,992	$5,475	$1,188,159
Home equity and other	565,632		360	812	987	567,791
Total consumer loans	1,737,907		2,777	8,804	6,462	1,755,950
Commercial real estate loans
Non-owner occupied commercial real estate	791,964		2,899	—	—	794,863
Multifamily	915,452		4,827	—	—	920,279
Construction/land development	727,673		14,208	19,096	1,355	762,332
Total commercial real estate loans	2,435,089		21,934	19,096	1,355	2,477,474
Commercial and industrial loans
Owner occupied commercial real estate	435,811		22,647	12,685	5,507	476,650
Commercial business	390,367		33,178	19,601	3,593	446,739
Total commercial and industrial loans	826,178		55,825	32,286	9,100	923,389
	$4,999,174		$80,536	$60,186	$16,917	$5,156,813

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

As of September 30, 2019 and December 31, 2018, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 5, Loans and Credit Quality, within our 2018 Annual Report on Form 10-K.

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
The following tables present an aging analysis of past due loans by loan portfolio segment and loan class.

	At September 30, 2019
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$6,447	$2,972	$27,065	$36,484	$1,151,675	(1)	$1,188,159	$21,590	(2)
Home equity and other	147	360	987	1,494	566,297		567,791	—
Total consumer loans	6,594	3,332	28,052	37,978	1,717,972		1,755,950	21,590
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	794,863		794,863	—
Multifamily	—	—	—	—	920,279		920,279	—
Construction/land development	—	—	1,355	1,355	760,977		762,332	—
Total commercial real estate loans	—	—	1,355	1,355	2,476,119		2,477,474	—
Commercial and industrial loans
Owner occupied commercial real estate	1,110	—	2,301	3,411	473,239		476,650	—
Commercial business	45	—	2,315	2,360	444,379		446,739	—
Total commercial and industrial loans	1,155	—	4,616	5,771	917,618		923,389	—
	$7,749	$3,332	$34,023	$45,104	$5,111,709		$5,156,813	$21,590

	At December 31, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,725	$3,653	$47,609	$60,987	$1,297,188	(1)	$1,358,175	$39,116	(2)
Home equity and other	145	100	948	1,193	569,730		570,923	—
Total consumer loans	9,870	3,753	48,557	62,180	1,866,918		1,929,098	39,116
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	701,928		701,928	—
Multifamily	—	—	—	—	908,015		908,015	—
Construction/land development	—	—	72	72	794,472		794,544	—
Total commercial real estate loans	—	—	72	72	2,404,415		2,404,487	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	374	374	428,784		429,158	—
Commercial business	—	—	1,732	1,732	329,272		331,004	—
Total commercial and industrial loans	—	—	2,106	2,106	758,056		760,162	—
	$9,870	$3,753	$50,735	$64,358	$5,029,389		$5,093,747	$39,116

(1)
Includes $5.3 million and $4.1 million of loans at September 30, 2019 and December 31, 2018, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At September 30, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,182,684	$5,475	$1,188,159
Home equity and other	566,804	987	567,791
Total consumer loans	1,749,488	6,462	1,755,950
Commercial real estate loans
Non-owner occupied commercial real estate	794,863	—	794,863
Multifamily	920,279	—	920,279
Construction/land development	760,977	1,355	762,332
Total commercial real estate loans	2,476,119	1,355	2,477,474
Commercial and industrial loans
Owner occupied commercial real estate	474,349	2,301	476,650
Commercial business	444,424	2,315	446,739
Total commercial and industrial loans	918,773	4,616	923,389
	$5,144,380	$12,433	$5,156,813

	At December 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,349,682	$8,493	$1,358,175
Home equity and other	569,975	948	570,923
Total consumer loans	1,919,657	9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	701,928	—	701,928
Multifamily	908,015	—	908,015
Construction/land development	794,472	72	794,544
Total commercial real estate loans	2,404,415	72	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	428,784	374	429,158
Commercial business	329,272	1,732	331,004
Total commercial and industrial loans	758,056	2,106	760,162
	$5,082,128	$11,619	$5,093,747

(1)
Includes $5.3 million and $4.1 million of loans at September 30, 2019 and December 31, 2018, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Three Months Ended September 30, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	6	$1,112	$—
	Payment restructure	21	5,420	—
Total consumer
	Interest rate reduction	6	1,112	—
	Payment restructure	21	5,420	—
		27	6,532	—
Total loans
	Interest rate reduction	6	1,112	—
	Payment restructure	21	5,420	—
		27	$6,532	$—

	Three Months Ended September 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	2	$374	$—
	Payment restructure	42	8,854	—
Total consumer
	Interest rate reduction	2	374	—
	Payment restructure	42	8,854	—
		44	9,228	—
Total loans
	Interest rate reduction	2	374	—
	Payment restructure	42	8,854	—
		44	$9,228	$—

	Nine Months Ended September 30, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	13	$2,386	$—
	Payment restructure	111	23,904	—
Home equity and other
	Payment restructure	1	116	—
Total consumer
	Interest rate reduction	13	2,386	—
	Payment restructure	112	24,020	—
		125	26,406	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	4,675	—
Total commercial real estate
	Payment restructure	1	4,675	—
		1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
	Payment restructure	1	5,840	—
Commercial business
	Payment restructure	1	259	—
Total commercial and industrial
	Payment restructure	2	6,099	—
		2	6,099	—
Total loans
	Interest rate reduction	13	2,386	—
	Payment restructure	115	34,794	—
		128	$37,180	$—

	Nine Months Ended September 30, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	15	$2,836	$—
	Payment restructure	106	22,784	—
Total consumer
	Interest rate reduction	15	2,836	—
	Payment restructure	106	22,784	—
		121	25,620	—
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial and industrial
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	15	2,836	—
	Payment restructure	108	23,051	—
		123	$25,887	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2019 and 2018, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2019		2018
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	3	$643	6	$988
	3	$643	6	$988

	Nine Months Ended September 30,
	2019		2018
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	9	$1,873	18	$3,267
	9	$1,873	18	$3,267

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At September 30, 2019	At December 31, 2018

Noninterest-bearing accounts (1)	$952,380	$914,154
NOW accounts, 0.00% to 1.44% at September 30, 2019 and December 31, 2018	421,750	376,137
Statement savings accounts, due on demand, 0.05% to 1.13% at September 30, 2019 and December 31, 2018	220,401	245,795
Money market accounts, due on demand, 0.00% to 3.43% at September 30, 2019 and 0.00% to 2.40% at December 31, 2018	2,073,907	1,935,516
Certificates of deposit, 0.10% to 3.06% at September 30, 2019 and 0.10% to 3.80% at December 31, 2018	2,135,869	1,579,806
	$5,804,307	$5,051,408

(1) Includes zero and $162.8 million in servicing deposits related to discontinued operations at September 30, 2019 and December 31, 2018, respectively. These deposits were transferred to the MSR buyers concurrent with the transfer of the loan servicing.

Interest expense on deposits was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

NOW accounts	$371	$416	$1,140	$1,286
Statement savings accounts	121	197	407	643
Money market accounts	7,129	4,481	19,822	12,003
Certificates of deposit	12,972	6,192	30,476	14,704
	$20,593	$11,286	$51,845	$28,636

(1) Includes $91 thousand in interest expense on deposits related to discontinued operations for the three and nine months ended September 30, 2019.

The weighted-average interest rates on certificates of deposit were 2.27% and 1.87% at September 30, 2019 and December 31, 2018, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At September 30, 2019

Within one year	$1,737,262
One to two years	309,166
Two to three years	57,857
Three to four years	16,065
Four to five years	15,485
Thereafter	34
$2,135,869

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2019 and December 31, 2018 were $231.2 million and $85.3 million, respectively. There were $739.0 million and $786.1 million of brokered deposits at September 30, 2019 and December 31, 2018, respectively.

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at September 30, 2019 or December 31, 2018. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At September 30, 2019 and December 31, 2018, the Company did not hold any collateral received from counterparties under derivative transactions.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer loan agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2019 and December 31, 2018 were $77.8 million and $2.6 million, respectively. During the three and nine months ended September 30, 2019, there were $115 thousand and $149 thousand, respectively, mark-to-market loss recorded to “Other” noninterest income in our consolidated statements of operations. The Company had no similar activity in the three and nine months ended September 30, 2018.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 11, Derivatives and Hedging Activities, within our 2018 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,509,784	$3,026	$(2,180)
Interest rate lock and purchase loan commitments	287,806	4,239	(203)
Interest rate swaps	633,387	36,563	(14,568)
Eurodollar futures	1,661,000	24	—
Total derivatives before netting	$4,091,977	43,852	(16,951)
Netting adjustment/Cash collateral (1)		(14,981)	16,532
Carrying value on consolidated statements of financial condition (2)		$28,871	$(419)

	At December 31, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,334,947	$3,025	$(5,340)
Interest rate swaptions	34,000	203	—
Interest rate lock and purchase loan commitments	390,558	10,289	(5)
Interest rate swaps	803,652	14,566	(11,549)
Eurodollar futures	3,135,000	—	(110)
Total derivatives before netting	$5,698,157	28,083	(17,004)
Netting adjustment/Cash collateral (1)		(8,329)	12,517
Carrying value on consolidated statements of financial condition(2)		$19,754	$(4,487)

(1)
Includes cash collateral of $1.6 million and $4.2 million at September 30, 2019 and December 31, 2018, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

(2)	Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At September 30, 2019
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$43,852	$(14,981)	$28,871	$—	$28,871
Derivative liabilities	(16,951)	16,532	(419)	—	(419)

	At December 31, 2018
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,083	$(8,329)	$19,754	$—	$19,754
Derivative liabilities	(17,004)	12,517	(4,487)	3,223	(1,264)

(1)
Includes cash collateral of $1.6 million and $4.2 million at September 30, 2019 and December 31, 2018, respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Recognized in noninterest income:(1)
Net (loss) gain on loan origination and sale activities (2)	$(6,884)	$(4,760)	$(17,983)	$12,322
Loan servicing income (loss) (3)	9,040	(9,446)	19,917	(52,611)
Other (4)	115	—	149	—
	$2,271	$(14,206)	$2,083	$(40,289)

(1)	Includes both continuing and discontinued operations.

(2)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(3)	Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as an economic hedge of single family MSRs.

(4)	Comprised of interest rate swaps used as an economic hedge of loans held for investment.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At September 30, 2019	At December 31, 2018

Commercial	$85,240	$25,139
Single family (1)	158,931	321,868
Total loans held for sale	$244,171	$347,007

(1)	Includes loans from discontinued operations of $71.2 million and $269.7 million at September 30, 2019 and December 31, 2018, respectively.

Loans sold proceeds consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Commercial	$270,484	$157,868	$586,217	$367,429
Single family (1)	893,959	1,724,697	3,352,872	5,043,769
Total loans sold (2)	$1,164,443	$1,882,565	$3,939,089	$5,411,198

(1)    Includes both continuing and discontinued operations.
(2) Includes loans originated as held for investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Commercial	$6,693	$4,236	$12,179	$8,481
Single family (1)	9,628	40,335	78,612	141,458
Gain on loan origination and sale activities (2)	$16,321	$44,571	$90,791	$149,939

(1) Includes $370 thousand and $40.4 million from discontinued operations for three months ended September 30, 2019 and 2018, respectively, and $60.1 million and $142.0 million for the nine months ended September 30, 2019 and 2018, respectively.
(2) Includes loans originated as held for investment.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At September 30, 2019	At December 31, 2018

Commercial	$1,576,714	$1,542,477
Single family (1)	7,014,265	20,151,735
Total loans serviced for others	$8,590,979	$21,694,212

(1)	Includes both continuing and discontinued operations at December 31, 2018.

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Balance, beginning of period	$3,237	$2,504	$3,120	$3,015
Additions, net of adjustments (1)	(22)	643	482	1,248
Realized losses (2)	(28)	(273)	(415)	(1,389)
Balance, end of period	$3,187	$2,874	$3,187	$2,874

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expense.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.0 million and $2.5 million were recorded in other assets as of September 30, 2019 and December 31, 2018, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the loan on its consolidated statement of financial condition. At September 30, 2019 and December 31, 2018, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $11.2 million and $37.7 million, respectively, with a corresponding offsetting amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Servicing income, net:
Servicing fees and other	$7,454	$15,046	$30,877	$51,882
Changes in fair value of single family MSRs due to modeled amortization (1)	(4,489)	(8,300)	(16,894)	(26,570)
Amortization of multifamily and SBA MSRs	(1,315)	(1,034)	(3,793)	(3,147)
	1,650	5,712	10,190	22,165
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)(3)	(7,501)	11,562	(22,193)	52,880
Net gain (loss) from derivatives economically hedging MSR	9,040	(9,446)	19,917	(52,611)
	1,539	2,116	(2,276)	269
Loan servicing income (4)	$3,189	$7,828	$7,914	$22,434

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)
Includes pre-tax income of $333 thousand and pre-tax loss of $941 thousand, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sales of single family MSRs during the three and nine months ended September 30, 2019, respectively, and pre-tax income of $573 thousand for the nine months ended September 30, 2018.

(4)
Includes $502 thousand and $6.9 million from discontinued operations for three months ended September 30, 2019 and 2018 and $2.0 million and $19.6 million for the nine months ended 2019 and 2018, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum) (1)	2019	2018	2019	2018

Constant prepayment rate ("CPR") (2)	18.86%	17.19%	18.82%	15.54%
Discount rate (3)	8.96%	10.29%	9.39%	10.27%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is a rate based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2019

Fair value of single family MSR	$61,823
Expected weighted-average life (in years)	4.05
Constant prepayment rate (1)	20.50%
Impact on fair value of 25 basis points adverse change in interest rates	$(4,234)
Impact on fair value of 50 basis points adverse change in interest rates	$(7,956)
Discount rate	9.00%
Impact on fair value of 100 basis points increase	$(1,718)
Impact on fair value of 200 basis points increase	$(3,331)

(1)	Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. These sales resulted in a $941 thousand pre-tax loss from discontinued operations for the nine months ended September 30,

2019. The Company completed the servicing transfer for a portion of these loans in the second quarter and then finalized the transfer of the remainder in the third quarter of 2019.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Beginning balance	$67,723	$245,744	$252,168	$258,560
Additions and amortization:
Originations	6,422	14,525	23,893	45,551
Sale of single family MSRs	—	(12)	(176,944)	(66,902)
Changes due to modeled amortization (1)	(4,489)	(8,300)	(16,894)	(26,570)
Net additions and amortization	1,933	6,213	(169,945)	(47,921)
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(7,833)	11,665	(20,400)	52,983
Ending balance	$61,823	$263,622	$61,823	$263,622

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Beginning balance	$27,227	$26,460	$28,326	$26,093
Origination	2,770	2,657	3,931	5,000
Amortization	(1,196)	(981)	(3,456)	(2,957)
Ending balance	$28,801	$28,136	$28,801	$28,136

At September 30, 2019, the expected weighted-average remaining life of the Company's multifamily MSRs was 10.59 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At September 30, 2019

Remainder of 2019	$1,028
2020	4,068
2021	3,953
2022	3,734
2023	3,516
2024	3,241
2025 and thereafter	9,261
Carrying value of multifamily MSR	$28,801

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at September 30, 2019 and December 31, 2018 was $36.7 million and $33.8 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. Undistributed construction loan commitments, where the Company has an obligation to advance funds for construction progress payments, were $400.7 million and $607.2 million at September 30, 2019 and December 31, 2018, respectively. Unused home equity and commercial banking funding lines totaled $750.4 million and $662.1 million at September 30, 2019 and December 31, 2018, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.2 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2019 and December 31, 2018, the total unpaid principal balance of loans sold under this program was $1.50 billion and $1.46 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.6 million and $2.5 million at September 30, 2019 and December 31, 2018, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2019 and 2018.

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

The Company does not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against losses. The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company. In general, once an FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA residential mortgage loan to minimize the cost of interest advances on the loan. If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into another Ginnie Mae pool. The Company's liability for mortgage loan repurchase losses incorporates probable losses associated with such indemnification.

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $7.09 billion and $20.24 billion as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $3.2 million and $3.1 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At September 30, 2019, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of September 30, 2019.

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

(in thousands)	Fair Value at September 30, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$109,581	$—	$107,647	$1,934
Commercial	29,836	—	29,836	—
Collateralized mortgage obligations:
Residential	187,989	—	187,989	—
Commercial	109,543	—	109,543	—
Municipal bonds	380,094	—	380,094	—
Corporate debt securities	18,768	—	18,678	90
U.S. Treasury securities	1,308	—	1,308	—
Agency debentures	25,220	—	25,220	—
Single family loans held for sale (1)	158,931	—	152,854	6,077
Single family loans held for investment	5,295	—	—	5,295
Single family mortgage servicing rights	61,823	—	—	61,823
Derivatives (1)
Eurodollar futures	24	24	—	—
Forward sale commitments	3,026	—	3,026	—
Interest rate lock and purchase loan commitments	4,239	—	—	4,239
Interest rate swaps	36,563	—	36,563	—
Total assets	$1,132,240	$24	$1,052,758	$79,458
Liabilities:
Derivatives
Forward sale commitments	$2,180	$—	2,180	$—
Interest rate lock and purchase loan commitments	203	—	—	203
Interest rate swaps	14,568	—	14,568	—
Total liabilities	$16,951	$—	$16,748	$203

(1) Includes both continuing and discontinued operations.

(in thousands)	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,961	$—	$107,961	$—
Commercial	34,514	—	34,514	—
Collateralized mortgage obligations:
Residential	166,744	—	166,744	—
Commercial	116,674	—	116,674	—
Municipal bonds	385,655	—	385,655	—
Corporate debt securities	19,995	—	19,995	—
U.S. Treasury securities	10,900	—	10,900	—
Agency debentures	9,525	—	9,525	—
Single family loans held for sale (1)	321,868	—	319,177	2,691
Single family loans held for investment	4,057	—	—	4,057
Single family mortgage servicing rights	252,168	—	—	252,168
Derivatives
Forward sale commitments	3,025	—	3,025	—
Interest rate swaptions	203	—	203	—
Interest rate lock and purchase loan commitments	10,289	—	—	10,289
Interest rate swaps	14,566	—	14,566	—
Total assets	$1,458,144	$—	$1,188,939	$269,205
Liabilities:
Derivatives
Eurodollar futures	$110	$110	$—	$—
Forward sale commitments	5,340	—	5,340	—
Interest rate lock and purchase loan commitments	5	—	—	5
Interest rate swaps	11,550	—	11,550	—
Total liabilities	$17,005	$110	$16,890	$5

(1) Includes both continuing and discontinued operations.

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2019 and 2018.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities available for sale, single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2019 and 2018, see Note 7, Mortgage Banking Operations of this Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.3 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities available for sale.

(dollars in thousands)	At September 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities available for sale (1)	$2,024	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

(1)	In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS, therefore we did not have a similar balance at December 31, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At September 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$5,295	Income approach	Implied spread to benchmark interest rate curve	4.34%	7.01%	5.30%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,057	Income approach	Implied spread to benchmark interest rate curve	3.34%	5.15%	4.20%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected.

(dollars in thousands)	At September 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$6,077	Income approach	Implied spread to benchmark interest rate curve	5.71%	6.71%	6.07%
			Market price movement from comparable bond	(0.10)%	(0.08)%	(0.09)%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for sale, fair value option	$2,691	Income approach	Implied spread to benchmark interest rate curve	4.26%	4.96%	4.40%
			Market price movement from comparable bond	0.71%	1.09%	0.90%

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At September 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$4,036	Income approach	Fall-out factor	—%	63.68%	12.62%
			Value of servicing	0.51%	1.62%	1.12%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$10,284	Income approach	Fall-out factor	—%	67.92%	19.84%
			Value of servicing	0.54%	1.64%	0.93%

The following table present fair value changes and activity for Level 3 investment securities available for sale.

	Three Months Ended September 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale	$1,981	$—	$—	$(40)	$83	$2,024

	Nine Months Ended September 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale	$—	$—	$2,379	$(120)	$(235)	$2,024

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Three Months Ended September 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$4,427	$2,393	$—	$(686)	$(57)	$6,077
Loans held for investment	4,475	789	—	—	31	5,295

	Three Months Ended September 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,823	$—	$—	$—	$(30)	$1,793
Loans held for investment	4,178	—	—	(2)	(86)	4,090

	Nine Months Ended September 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$2,691	$5,060	$—	$(1,595)	$(79)	$6,077
Loans held for investment	4,057	1,788	—	(606)	56	5,295

	Nine Months Ended September 30, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$2,601	$—	$(1,998)	$(146)	$1,793
Loans held for investment	5,477	—	—	(1,116)	(271)	4,090

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Beginning balance, net	$8,624	$16,866	$10,284	$12,925
Total realized/unrealized gains	1,243	26,527	34,655	77,607
Settlements	(5,831)	(32,996)	(40,903)	(80,135)
Ending balance, net	$4,036	$10,397	$4,036	$10,397

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three and nine months ended September 30, 2019 and 2018, the Company did not apply any adjustment to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2019 and 2018 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended September 30, 2019
(in thousands)	Fair Value of Assets Held at September 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$266	$—	$—	$266	$(2)
Total	$266	$—	$—	$266	$(2)

	At or for the Three Months Ended September 30, 2018
(in thousands)	Fair Value of Assets Held at September 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,213	$—	$—	1,213	$(68)
Total	$1,213	$—	$—	$1,213	$(68)

	At or for the Nine Months Ended September 30, 2019
(in thousands)	Fair Value of Assets Held at September 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$266	$—	$—	$266	$(2)
Total	$266	$—	$—	$266	$(2)

	At or for the Nine Months Ended September 30, 2018
(in thousands)	Fair Value of Assets Held at September 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,213	$—	$—	$1,213	$(212)
Total	$1,213	$—	$—	$1,213	$(212)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$74,788	$74,788	$74,788	$—	$—
Investment securities held to maturity	4,397	4,513	—	4,513	—
Loans held for investment	5,133,813	5,285,639	—	—	5,285,639
Loans held for sale – multifamily and other	85,240	85,240	—	85,240	—
Mortgage servicing rights – multifamily	28,801	31,903	—	—	31,903
Federal Home Loan Bank stock	8,764	8,764	—	8,764	—
Liabilities:
Time deposits	$2,135,869	$2,146,696	$—	$2,146,696	$—
Federal Home Loan Bank advances	5,590	7,013	—	7,013	—
Long-term debt	125,603	115,447	—	115,447	—

	At December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,982	$57,982	$57,982	$—	$—
Investment securities held to maturity	71,285	70,546	—	70,546	—
Loans held for investment	5,071,314	5,099,960	—	—	5,099,960
Loans held for sale – multifamily and other	25,139	25,139	—	25,139	—
Mortgage servicing rights – multifamily	28,326	31,168	—	—	31,168
Federal Home Loan Bank stock	45,497	45,497	—	45,497	—
Liabilities:
Time deposits	$1,579,806	$1,575,139	$—	$1,575,139	$—
Federal Home Loan Bank advances	932,590	935,021	—	935,021	—
Federal funds purchased and securities sold under agreements to repurchase	19,000	19,021	19,021	—	—
Long-term debt	125,462	112,475	—	112,475	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018

EPS numerator:
Income from continuing operations	$13,665	$8,089	$27,615	$14,014
Undistributed stock dividends share repurchase	(223)	—	(505)	—
Allocated undistributed earnings in share repurchase	(101)	—	(128)	—
Income from continuing operations available to common shareholders	13,341	8,089	26,982	14,014
Income (loss) from discontinued operations	162	3,746	(21,091)	10,786
Net income available to common shareholders	$13,503	$11,835	$5,891	$24,800
EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	24,419,793	26,985,425	26,020,172	26,963,260
Dilutive effect of outstanding common stock equivalents (1)	206,145	196,263	184,242	202,412
Diluted weighted-average number of common stock outstanding	24,625,938	27,181,688	26,204,414	27,165,672
Basic earnings per share:
Income from continuing operations	$0.55	$0.30	$1.04	$0.52
Income (loss) from discontinued operations	0.01	0.14	(0.81)	0.40
Basic earnings per share	$0.55	$0.44	$0.23	$0.92
Diluted earnings per share:
Income from continuing operations	$0.54	$0.30	$1.03	$0.52
Income (loss) from discontinued operations	0.01	0.14	(0.80)	0.40
Diluted earnings per share	$0.55	$0.44	$0.22	$0.91

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2019 and 2018 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 690 at September 30, 2019 and zero at September 30, 2018.

NOTE 11–LEASES:

We have operating and finance leases for corporate offices, commercial lending centers, retail deposit branches and certain equipment. Our leases have remaining lease terms of up to 20 years, some of which include options which are reasonably certain to be extended. Leases with an initial term of less than a year are not included in the Statement of Financial Condition.

The Company, as sublessor, subleases certain office and retail space in which the terms of the subleases end by September 2024. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $1.7 million during the remainder of 2019, $6.3 million in 2020, $5.3 million in 2021, $4.1 million in 2022, $2.5 million in 2023 and $1.9 million thereafter.
In the three and nine months ended September 30, 2019, we incurred $38 thousand and $3.9 million in impairment charges related to the closure of certain offices.

The components of lease expense were as follows.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019

Operating lease cost	$3,464	$11,180
Finance lease cost:
Amortization of right-of-use assets	442	1,601
Interest on lease liabilities	81	262
Short-term lease	10	16
Variable lease cost	1,132	4,934
Sublease income	(1,686)	(2,515)
Total lease cost	$3,443	$15,478

Supplemental cash flow information related to leases was as follows.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,184	$12,916
Operating cash flows from finance leases	81	262
Financing cash flows from finance leases	322	1,375
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,059	$(5,306)
Finance leases	446	(570)

Supplemental balance sheet information related to leases was as follows.

(in thousands, except lease term and discount rate)	September 30, 2019

Operating lease right-of-use assets	$92,840
Operating lease liabilities	110,727

Finance lease right-of-use assets	$9,003
Finance lease liabilities	9,345

Weighted Average Remaining lease term in years
Operating leases	11.89
Finance leases	14.63
Weighted Average Discount Rate
Operating leases	3.48%
Finance leases	3.56%

Maturities of lease liabilities were as follows.

	Operating Leases	Finance Leases
Year ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$4,363	$497
2020	16,496	1,767
2021	15,346	1,465
2022	13,331	590
2023	10,994	474
2024	9,451	400
Thereafter	69,653	7,238
Total lease payments	139,634	12,431
Less imputed interest	28,907	3,086
Total	$110,727	$9,345

Future minimum rental payments, prior to the adoption of the new lease guidance, for all non-cancelable leases were as follows at December 31, 2018.

(in thousands)	At December 31, 2018

2019	$22,770
2020	20,671
2021	18,825
2022	16,418
2023	13,274
2024 and thereafter	40,717
Total minimum payments	$132,675

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Beginning balance	$2,707	$(19,722)	$(15,439)	$(7,122)
Cumulative effect of adoption of new accounting standards (1)	—	—	(2,080)	—
Other comprehensive income (loss) before reclassifications	5,273	(4,399)	25,412	(16,811)
Amounts reclassified from accumulated other comprehensive income (loss)	15	4	102	(184)
Net current-period other comprehensive income (loss)	5,288	(4,395)	25,514	(16,995)
Ending balance	$7,995	$(24,117)	$7,995	$(24,117)

(1)	Reflects the January 1, 2019 adoption of ASU 2018-02 and ASU 2017-12. For additional information see Note 1, Summary of Significant Accounting Policies.

The following table shows the impacted line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

(Loss) Gain on sale of investment securities available for sale	$(19)	$(4)	$(129)	$234
Income tax (benefit) expense	(4)	—	(27)	50
Total, net of tax	$(15)	$(4)	$(102)	$184

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

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-term in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the nine months ended September 30, 2019 and 2018, in scope revenue streams were approximately 2.3% and 2.3% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

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

NOTE 15–RESTRUCTURING:

In the first quarter of 2019, in connection with the Board of Directors approved plan of exit or disposal of our stand-alone home loan-center based mortgage origination business and related mortgage servicing, the Company restructured certain aspects of its infrastructure and back office operations, which has resulted in certain indirect severance and other employee related costs and impairment charges related to certain facilities and information systems. Cost directly related to the plan of exit or disposal are not included in restructuring, but rather are characterized as gain or loss on disposal, for further information, see Note 2. Discontinued Operations.

In 2017, in response to changing market conditions and forecasts, we implemented restructuring plans in the Company's former Mortgage Banking segment to reduce operating costs and improve efficiency. In June 2018, the Company implemented further restructuring in the legacy Mortgage Banking segment to further reduce operating costs and improve profitability.

Restructuring charges primarily consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations in the applicable periods for continuing operations and in the income (loss) from discontinued operations for the applicable periods for discontinued operations.

The following tables summarize the restructuring charges recognized during the three and nine months ended September 30, 2019 and 2018 and the Company's net remaining liability balance at September 30, 2019 and 2018 for both continuing and discontinued operations.

	2019				2018
At and for the three months ended September 30	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,423	$562	$22	$2,007	$4,209	$439	$—	$4,648
Restructuring charges	6	168	—	174	456	15	—	471
Costs paid or otherwise settled	(173)	(480)	—	(653)	(1,409)	(400)	—	(1,809)
Ending balance	$1,256	$250	$22	$1,528	$3,256	$54	$—	$3,310

	2019				2018
At and for the nine months ended September 30	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,604	$—	$—	$1,604	$1,386	$—	$—	$1,386
Restructuring charges	200	1,168	147	1,515	6,619	454	—	7,073
Costs paid or otherwise settled	(548)	(918)	(125)	(1,591)	(4,749)	(400)	—	(5,149)
Ending balance	$1,256	$250	$22	$1,528	$3,256	$54	$—	$3,310

NOTE 16–SUBSEQUENT EVENT:

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

Summary Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018

Income statement data (for the period ended):
Net interest income	$47,134	$49,187	$47,557	$48,910	$47,860	$143,878	$141,053
Provision for credit losses	—	—	1,500	500	750	1,500	2,500
Noninterest income	24,580	19,829	8,092	10,382	10,650	52,501	26,151
Noninterest expense	55,721	58,832	47,846	47,892	47,914	162,399	147,349
Income from continuing operations before income taxes	15,993	10,184	6,303	10,900	9,846	32,480	17,355
Income tax expense (benefit) from continuing operations	2,328	1,292	1,245	(1,575)	1,757	4,865	3,341
Income from continuing operations	13,665	8,892	5,058	12,475	8,089	27,615	14,014
Income (loss) from discontinued operations before income taxes	190	(16,678)	(8,440)	3,959	4,561	(24,928)	13,651
Income tax expense (benefit) from discontinued operations	28	(2,198)	(1,667)	1,207	815	(3,837)	2,865
Income (loss) from discontinued operations	162	(14,480)	(6,773)	2,752	3,746	(21,091)	10,786
Net income (loss)	$13,827	$(5,588)	$(1,715)	$15,227	$11,835	$6,524	$24,800
Basic income (loss) per common share:
Income from continuing operations	$0.55	$0.32	$0.19	$0.46	$0.30	$1.04	$0.52
Income (loss) from discontinued operations	0.01	(0.54)	(0.25)	0.10	0.14	(0.81)	0.40
Basic income (loss) per common share	$0.55	$(0.22)	$(0.06)	$0.56	$0.44	$0.23	$0.92
Diluted income (loss) per common share:
Income from continuing operations	$0.54	$0.32	$0.19	$0.46	$0.30	$1.03	$0.52
Income (loss) from discontinued operations	0.01	(0.54)	(0.25)	0.10	0.14	(0.80)	0.40
Diluted income (loss) per common share	$0.55	$(0.22)	$(0.06)	$0.56	$0.44	$0.22	$0.91
Common shares outstanding	24,408,513	26,085,164	27,038,257	26,995,348	26,989,742	24,408,513	26,989,742
Weighted average number of shares outstanding:
Basic	24,419,793	26,619,216	27,021,507	26,993,885	26,985,425	26,020,172	26,963,260
Diluted	24,625,938	26,802,130	27,185,175	27,175,522	27,181,688	26,204,414	27,165,672
Shareholders' equity per share	$28.32	$27.75	$27.63	$27.39	$26.48	$28.32	$26.48
Financial position (at period end):
Cash and cash equivalents	$74,788	$99,602	$67,690	$57,982	$59,006	$74,788	$59,006
Investment securities	866,736	803,819	816,878	923,253	903,685	866,736	903,685
Loans held for sale	172,958	145,252	56,928	77,324	103,763	172,958	103,763
Loans held for investment, net	5,139,108	5,287,859	5,345,969	5,075,371	5,026,301	5,139,108	5,026,301
Loan servicing rights	90,624	94,950	95,942	103,374	106,592	90,624	106,592
Other real estate owned	1,753	1,753	838	455	751	1,753	751
Total assets	6,835,878	7,200,790	7,171,405	7,042,221	7,029,082	6,835,878	7,029,082
Deposits	5,804,307	5,590,893	5,178,334	4,888,558	4,943,545	5,804,307	4,943,545
Federal Home Loan Bank advances	5,590	387,590	599,590	932,590	816,591	5,590	816,591
Federal funds purchased and securities sold under agreements to repurchase	—	—	27,000	19,000	55,000	—	55,000
Shareholders' equity	$691,136	$723,910	$747,031	$739,520	$714,782	$691,136	$714,782
Financial position (averages):
Investment securities	$803,355	$815,287	$891,813	$917,300	$915,439	$836,494	$916,685
Loans held for investment	5,277,586	5,435,474	5,236,387	5,035,953	4,945,065	5,316,633	4,809,007
Total interest-earning assets	6,437,903	6,699,821	6,471,930	6,460,666	6,457,129	6,536,426	6,310,127
Total interest-bearing deposits	4,846,585	4,361,850	4,145,778	4,212,150	4,110,179	4,453,971	3,997,900
Federal Home Loan Bank advances	85,894	594,810	833,478	828,648	838,569	501,989	880,114
Federal funds purchased and securities sold under agreements to repurchase	6,930	73,189	47,778	26,421	15,192	42,483	9,288
Total interest-bearing liabilities	5,074,429	5,165,939	5,159,853	5,192,654	5,094,216	5,133,093	5,014,507
Shareholders' equity	$693,475	$741,330	$750,466	$733,969	$760,446	$728,215	$743,417

Summary Financial Data (continued)

	At or for the Three Months Ended					At or for the Nine Months Ended
(dollars in thousands, except share data)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018

Financial performance, consolidated (1):
Return on average shareholders' equity (2)	7.98%	(3.02)%	(0.91)%	8.30%	6.23%	1.19%	4.45%
Return on average assets	0.79%	(0.31)%	(0.10)%	0.86%	0.66%	0.12%	0.47%
Net interest margin (3)	2.96%	3.11%	3.11%	3.19%	3.20%	3.06%	3.22%
Efficiency ratio (4)	78.08%	106.83%	100.66%	84.64%	86.19%	96.60%	90.13%
Asset quality:
Allowance for credit losses	$44,634	$44,628	$44,536	$42,913	$41,854	$44,634	$41,854
Allowance for loan losses/total loans (5)	0.84%	0.81%	0.80%	0.81%	0.80%	0.84%	0.80%
Allowance for loan losses/nonaccrual loans	349.37%	435.59%	271.99%	356.92%	419.57%	349.37%	419.57%
Total nonaccrual loans (6)(7)	$12,433	$9,930	$15,874	$11,619	$9,638	$12,433	$9,638
Nonaccrual loans/total loans	0.24%	0.19%	0.29%	0.23%	0.19%	0.24%	0.19%
Other real estate owned	$1,753	$1,753	$838	$455	$751	$1,753	$751
Total nonperforming assets (7)	$14,186	$11,683	$16,712	$12,074	$10,389	$14,186	$10,389
Nonperforming assets/total assets	0.21%	0.16%	0.23%	0.17%	0.15%	0.21%	0.15%
Net (recoveries) charge-offs	$(6)	$(92)	$(123)	$(559)	$(122)	$(221)	$(238)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.17%	9.86%	11.17%	10.15%	9.70%	10.17%	9.70%
Common equity tier 1 risk-based capital (to risk-weighted assets)	13.45%	13.26%	14.88%	13.82%	13.26%	13.45%	13.26%
Tier 1 risk-based capital (to risk-weighted assets)	13.45%	13.26%	14.88%	13.82%	13.26%	13.45%	13.26%
Total risk-based capital (to risk-weighted assets)	14.37%	14.15%	15.77%	14.72%	14.15%	14.37%	14.15%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	10.04%	10.12%	10.73%	9.51%	9.17%	10.04%	9.17%
Tier 1 common equity risk-based capital (to risk-weighted assets)	11.67%	11.99%	12.62%	11.26%	10.84%	11.67%	10.84%
Tier 1 risk-based capital (to risk-weighted assets)	12.77%	13.06%	13.68%	12.37%	11.94%	12.77%	11.94%
Total risk-based capital (to risk-weighted assets)	13.69%	13.95%	14.58%	13.27%	12.82%	13.69%	12.82%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Net earnings available to common shareholders divided by average shareholders' equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(4)	Noninterest expense divided by total revenue (net interest income and noninterest income).

(5)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.89%, 0.86%, 0.86%, 0.85% and 0.84% at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

(6)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(7)
Includes $1.3 million, $1.4 million, $1.7 million, $1.9 million and $1.4 million of nonperforming loans guaranteed by the SBA at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

	At or for the Three Months Ended
(in thousands)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018

SUPPLEMENTAL DATA:
Loans serviced for others:
Commercial	$1,576,714	$1,535,522	$1,521,597	$1,542,477	$1,526,035
Single family	7,014,265	6,790,955	6,052,394	20,151,735	19,804,263
Total loans serviced for others	$8,590,979	$8,326,477	$7,573,991	$21,694,212	$21,330,298

About Us

HomeStreet, Inc. and its primary subsidiaries, HomeStreet Bank (the “Bank”) and HomeStreet Capital Corporation ("HSC") together are a diversified financial services company serving customers primarily on the West Coast of the United States, including Hawaii. HomeStreet, Inc., founded in 1921, is a bank holding company that has elected to be treated as a financial holding company. In addition to the banking and lending operations of our wholly owned subsidiaries, HomeStreet also sells insurance products and services for consumer clients under the name HomeStreet Insurance.

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, non-deposit investment products, private banking and cash management services and other banking services. Our loan products include commercial business and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects. Our branch network is primarily located in large metropolitan markets of the Western United States which promotes convenience for our customers, and together with the growth of commercial and consumer account deposits at our existing branches, helps build our market share.

HSC, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

HomeStreet Bank also has partial ownership in WMS Series LLC ("WMS"), an affiliated business arrangement with various owners of Windermere Real Estate Company franchises that operates a single family mortgage origination business from select Windermere Real Estate Offices and is known as Penrith Home Loans. As we announced in July 2019, we are in the process of selling our interest in WMS Series LLC and expect to complete that transaction during the fourth quarter. Assuming the successful completion of this transaction, our single family mortgage banking volume will again decline and after a post-sale transition period all correspondent origination volume we currently purchase from WMS will be eliminated.

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the interest income we earn on loans and investment securities, less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit products and investment and insurance sales.

In the last few years, we have been strategically focused on becoming a leading West Coast regional commercial bank, growing commercial banking to diversify our earnings and actively reducing our exposure to the single family lending mortgage business and its more cyclical and volatile earnings results. This includes the sale of our stand-alone home loan centers ("HLC") and related mortgage servicing rights in the first half of 2019 to focus more on commercial lending, commercial and consumer banking and single family mortgage lending through our retail branch, online and affinity networks.

In connection with these changes, we eliminated segment reporting in the first quarter of 2019 and have classified all remaining activity for these HLCs, along with certain other mortgage banking related assets and liabilities that are expected to be sold or abandoned within approximately one year, as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not sold as part of this restructuring, along with our remaining single family mortgage origination and servicing business, have been classified in continuing operations beginning on April 1, 2019 based on the Company's intent.

We continue to take steps to improve productivity and reduce total corporate expenses in light of the recent substantial reduction in the size and complexity of our operations and a lower growth plan going forward. Since the second quarter of 2019, we have been working with an outside consulting firm that specializes in bank efficiency on an enterprise-wide profitability improvement project intended to analyze and improve all of our corporate expenses and business line processes, including contracts terms, costs related to occupancy and technology, organization and staffing improvements, and other cost savings and efficiency proposals. The project efficiency plan includes:

•	Simplifying the organizational structure by reducing management levels and management redundancy

•	Consolidating similar functions currently residing in multiple organizations

•	Renegotiating, where possible, our contracts

•	Identifying and eliminating redundant or unnecessary systems and services

•	Rationalizing staffing appropriate to recognize the significant changes in work volumes and company direction

1 DUS® is a registered trademark of Fannie Mae	66

We began executing on this plan in the third quarter and expect these reductions and enhancements will continue through 2020 and beyond.

In addition to proactively reducing our exposure to single family mortgage lending by exiting the HLC-based mortgage banking business, in the third quarter of 2019 we also continued to grow our commercial and consumer banking business. Our retail branch network continued to perform well, with total deposits from continuing operations increasing 18.7% over December 31, 2018.

As of September 30, 2019, following the consolidation of our Lake Oswego, OR retail branch into our Lake Grove, OR retail branch, we had 36 retail branches in Washington, 19 retail branches in California, four retail branches in Hawaii and three branches in Oregon. We also had four primary stand-alone commercial lending centers and one stand-alone insurance office. While we continue to focus on the growth and strength of our commercial and consumer banking business, we have temporarily suspended future de novo deposit branch openings as we focus on our strategy of improving efficiency and overall profitability.

Management's Overview of the Three and Nine Months Ended September 30, 2019 Financial Performance

Results for the three and nine months ended September 30, 2019 and 2018 reflect the impact of the adoption of a plan of exit or disposal, announced in the first quarter of 2019, with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses as discontinued operations. Discontinued operations reported in the first quarter of 2019 included our entire mortgage banking business as did all prior periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated direct revenues and direct expenses are reported as part of the Company's continuing operations beginning in the second quarter of 2019 ("Retained MB Business").

	At or for the Three Months Ended September 30,		Percent Change	At or for the Nine Months Ended September 30,		Percent Change
(in thousands, except per share data and ratios)	2019	2018		2019	2018

Selected statement of operations data
Total net revenue (1)	$71,714	$58,510	23%	$196,379	$167,204	17%
Total noninterest expense	55,721	47,914	16	162,399	147,349	10
Provision for credit losses	—	750	(100)	1,500	2,500	(40)
Income from continuing operations before income taxes	15,993	9,846	62	32,480	17,355	87
Income tax expense for continuing operations	2,328	1,757	32	4,865	3,341	46
Income from continuing operations	13,665	8,089	69	27,615	14,014	97
Income (loss) from discontinued operations before income taxes	190	4,561	(96)	(24,928)	13,651	(283)
Income tax expense (benefit) for discontinued operations	28	815	(97)	(3,837)	2,865	(234)
Income (loss) for discontinued operations	162	3,746	(96)	(21,091)	10,786	(296)
Net income	$13,827	$11,835	17%	$6,524	$24,800	(74)%

Financial performance
Diluted income per share for continuing operations	$0.54	$0.30		$1.03	$0.52
Diluted income (loss) per share for discontinued operations	0.01	0.14		(0.80)	0.40
Diluted income per share	$0.55	$0.44		$0.22	$0.91
Return on average common shareholders' equity	7.98%	6.23%		1.19%	4.45%
Return on average assets	0.79%	0.66%		0.12%	0.47%
Net interest margin	2.96%	3.20%		3.06%	3.22%

(1)	Total net revenue is net interest income and noninterest income.

For the three and nine months ended September 30, 2019, the Company had net income of $13.8 million and $6.5 million, respectively, which included both continuing and discontinued operations, compared to net income of $11.8 million and $24.8 million for the three and nine months ended September 30, 2018, respectively. The increase in net income from the three months ended September 30, 2018 primarily related to a reduction in noninterest expense from reduced salaries and commissions on lower closed loan volume, lower headcount, reductions in non-personnel costs from cost savings initiatives and the exit of our stand-alone HLC-based mortgage business ("HLC Business Sale"), and $2.3 million of recoveries on restructuring costs and compensation related costs, net of tax. The increase is partially offset by a decline in mortgage servicing income related to the first quarter 2019 sales of single family mortgage servicing rights, a decline in single family net gain on mortgage loan sale and origination activities primarily from the HLC Business Sale and a reduction in net interest income.

The decrease in net income from the nine months ended September 30, 2018 was primarily due to the $18.3 million loss on disposal and restructuring-related expenses, net of tax, taken in the nine months ended September 30, 2019 compared to the $5.6 million in restructuring related expenses, net of tax taken in the nine months ended September 30, 2018, a decline in single-family mortgage servicing income related to the first quarter 2019 sales of single family mortgage servicing rights and a decline in single family net gain on mortgage loan sale and origination activities primarily from the HLC Business Sale. This decrease is partially offset by a reduction in noninterest expense from reduced salaries and commissions on lower closed loan volume, lower headcount, reductions in non-personnel costs from cost savings initiatives and the HLC Business Sale and $2.3 million of recoveries on restructuring costs and compensation related costs, net of tax.

Net income from continuing operations in the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018 primarily due to $2.7 million and $5.9 million in after-tax net income, respectively, from the Retained MB Business. Excluding this impact, the improvement relates to an increase in gain on loan origination and sale activities related to higher commercial loan sales volume and improved margin on commercial loans and an increase in servicing income.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At September 30, 2019
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	10.04%	10.17%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	11.67	13.45
Tier 1 risk-based capital (to risk-weighted assets)	12.77	13.45
Total risk-based capital (to risk-weighted assets)	13.69	14.37

	At December 31, 2018
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	9.51%	10.15%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	11.26	13.82
Tier 1 risk-based capital (to risk-weighted assets)	12.37	13.82
Total risk-based capital (to risk-weighted assets)	13.27	14.72

As part of our ongoing balance sheet and capital management, in the first quarter of 2019, HomeStreet Bank executed definitive agreements with two different buyers to sell a significant portion of its single family MSRs. The series of transactions provided for the sale of the rights to service an aggregate of approximately $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Freddie Mac and Ginnie Mae, which represented approximately 71% of HomeStreet’s total single family mortgage loans serviced for others as of December 31, 2018. In addition to increasing certain regulatory capital ratios, this action provided additional regulatory capital to support the continued growth of our commercial and consumer banking business, accelerate the diversification of the Company's earnings and fund the Company's prior stock repurchase program, which was executed in the second and third quarters.

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

	Three Months Ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$91,381	$342	1.48%	$66,127	$188	1.13%
Investment securities	803,355	5,291	2.63	915,439	6,072	2.65
Loans held for sale (4)	265,581	2,704	4.07	530,498	6,267	4.73
Loans held for investment	5,277,586	63,226	4.72	4,945,065	57,859	4.61
Total interest-earning assets	6,437,903	71,563	4.38	6,457,129	70,386	4.31
Noninterest-earning assets (2)(4)	566,305			662,784
Total assets	$7,004,208			$7,119,913
Liabilities and shareholders' equity:
Deposits: (4)
Interest-bearing demand accounts	$384,937	$371	0.38%	$427,777	$416	0.39%
Savings accounts	221,446	122	0.22	279,325	198	0.28
Money market accounts	2,016,600	7,129	1.40	1,919,412	4,481	0.92
Certificate accounts	2,223,602	13,093	2.34	1,483,665	6,382	1.71
Total interest-bearing deposits	4,846,585	20,715	1.69	4,110,179	11,477	1.11
Federal Home Loan Bank advances	85,894	593	2.71	838,569	4,719	2.20
Federal funds purchased and securities sold under agreements to repurchase	6,930	39	2.22	15,192	83	2.13
Other borrowings	9,446	83	3.52	4,892	54	4.34
Long-term debt	125,574	1,698	5.37	125,384	1,695	5.37
Total interest-bearing liabilities	5,074,429	23,128	1.81	5,094,216	18,028	1.40
Noninterest-bearing liabilities (4)	1,236,304			1,265,251
Total liabilities	6,310,733			6,359,467
Temporary shareholders' equity	2,378			—
Permanent shareholders' equity	691,097			760,446
Total liabilities and shareholders' equity	$7,004,208			$7,119,913
Net interest income (3)		$48,435			$52,358
Net interest spread			2.57%			2.91%
Impact of noninterest-bearing sources			0.39%			0.29%
Net interest margin			2.96%			3.20%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now recorded in other real estate owned

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $458 thousand and $714 thousand for the three months ended September 30, 2019 and 2018, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

(4)	Includes average balances related to discontinued operations, which were impractical to remove for the periods presented. The net interest margin related to discontinued operations is immaterial.

	Nine Months Ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$68,554	$667	1.30%	$77,228	$620	1.07%
Investment securities	836,494	16,691	2.66	916,685	18,187	2.65
Loans held for sale (4)	314,745	10,283	4.36	507,207	17,000	4.47
Loans held for investment	5,316,633	192,307	4.79	4,809,007	164,855	4.54
Total interest-earning assets	6,536,426	219,948	4.46	6,310,127	200,662	4.22
Noninterest-earning assets (2) (4)	629,428			674,909
Total assets	$7,165,854			$6,985,036
Liabilities and shareholders' equity:
Deposits: (4)
Interest-bearing demand accounts	$385,113	$1,139	0.40%	$438,039	$1,286	0.39%
Savings accounts	231,840	410	0.24	288,146	645	0.30
Money market accounts	1,990,481	19,822	1.33	1,902,466	11,992	0.84
Certificate accounts	1,846,537	30,908	2.24	1,369,249	15,225	1.49
Total interest-bearing deposits	4,453,971	52,279	1.57	3,997,900	29,148	0.97
Federal Home Loan Bank advances	501,989	10,179	2.67	880,114	13,138	1.97
Federal funds purchased and securities sold under agreements to repurchase	42,483	805	2.50	9,288	139	1.97
Other borrowings	9,123	264	3.86	1,868	62	4.34
Long-term debt	125,527	5,167	5.47	125,337	4,941	5.24
Total interest-bearing liabilities	5,133,093	68,694	1.78	5,014,507	47,428	1.26
Noninterest-bearing liabilities (4)	1,304,546			1,227,112
Total liabilities	6,437,639			6,241,619
Temporary shareholders' equity	1,932
Permanent shareholders' equity	726,283			743,417
Total liabilities and shareholders' equity	$7,165,854			$6,985,036
Net interest income (3)		$151,254			$153,234
Net interest spread			2.68%			2.97%
Impact of noninterest-bearing sources			0.38			0.25
Net interest margin			3.06%			3.22%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now recorded in other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.8 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

(4)	Includes average balances related to discontinued operations, which were impractical to remove for the periods presented. The net interest margin related to discontinued operations is immaterial.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the periods if the loans had been accruing, were $510 thousand and $1.7 million for the three and nine months ended September 30, 2019, respectively, and $319 thousand and $1.0 million for the three and nine months ended September 30, 2018, respectively.

Net Income

Net income, which included both continuing and discontinued operations, increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily related to a reduction in noninterest expense from reduced salaries and commissions on lower closed loan volume, lower headcount, reductions in non-personnel costs from cost savings initiatives and the exit of our stand-alone home loan center-based mortgage business and $2.3 million of recoveries on restructuring costs and compensation related costs, net of tax. The increase is partially offset by a decline in mortgage servicing income related to the first quarter 2019 sales of single family mortgage servicing rights, a decline in single family net gain on mortgage loan sale and origination activities primarily from our HLC Business Sale and a reduction in net interest income.

Net income decreased in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to $18.3 million of loss on disposal and restructuring-related expenses, net of tax, taken in the nine months ended September 30, 2019 compared to $5.6 million in restructuring charges, net of tax, taken in the nine months ended September 30, 2018, a decline in mortgage servicing income related to the first quarter 2019 sales of single family mortgage servicing rights and a decline in single family net gain on mortgage loan sale and origination activities primarily from our HLC Business Sale. This decrease is partially offset by a reduction in noninterest expense from reduced salaries and commissions on lower closed loan volume, lower headcount, reductions in non-personnel costs from cost savings initiatives and our HLC Business Sale and $2.3 million of recoveries on restructuring costs and compensation related costs, net of tax.

Net Income from Continuing Operations

Net income from continuing operations increased in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to $2.7 million and $5.9 million after-tax, respectively, that was contributed by the Retained MB Business. Excluding this impact, the improvement relates to an increase in gain on loan origination and sale activities related to higher commercial loan sales volume and improved margin on commercial loans and an increase in servicing income.

Net Income from Discontinued Operations

Net income from discontinued operations was $162 thousand and a net loss of $21.1 million for the three and nine months ended September 30, 2019, respectively, compared to net income of $3.7 million and $10.8 million, respectively, for the three and nine months ended September 30, 2018.

The decrease in net income from discontinued operations in the three months ended September 30, 2019 was primarily due to the impact of the Retained MB Business, a reduction in single family mortgage loan origination and sale activities and related noninterest expense as we wind down the operations of our stand-alone home loan center-based mortgage business and lower servicing income due to the first quarter sales of mortgage servicing rights. Included in noninterest expense was $2.3 million of recoveries on prior period restructuring costs and compensation related cost, net of tax.

The decrease in net income from discontinued operations in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in restructuring and loss on disposal charges, the impact of the Retained MB Business, a reduction in single family mortgage net gain on loan origination and sale activities and related noninterest expense as we wind down the operations of our stand-alone home loan center-based mortgage business, and lower servicing income due to the first quarter sales of mortgage servicing rights This decrease was partially offset by reduced commissions on lower closed loan volume, savings associated with lower headcount and other savings related to our prior cost reduction initiatives.

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

Net interest income on a tax equivalent basis for the third quarter of 2019 was $48.4 million, a decrease of $3.9 million, or 7.5%, from the third quarter of 2018. Net interest income on a tax equivalent basis for the nine months ended September 30, 2019 was $151.3 million, a decrease of $2.0 million, or 1.3%, from the nine months ended September 30, 2018. The decreases from 2018 were primarily due to an increase in higher rate certificate of deposit balances and a decrease in interest income from lower loans held for sale as we closed out the pipeline of loans associated with our HLC Business Sale. This decrease was partially offset by a decrease in interest expense on FHLB advances due to a reduction in these advances and an increase in loans held for investment primarily due to organic growth.

The net interest margin on a tax equivalent basis for the third quarter of 2019 decreased to 2.96% from 3.20% for the same period in 2018. For the nine months ended September 30, 2019 net interest margin decreased to 3.06% from 3.22% for the same period in 2018. The decreases from 2018 were primarily due to a higher balance of high cost certificate of deposit accounts, partially offset by higher balances and yields on loans held for investment and a decrease in volume of FHLB advances.

For the three and nine months ended September 30, 2019, total average interest-earning assets decreased $19.2 million, or 0.3% from the three months ended September 30, 2018, and increased $226.3 million or 3.6% from the nine months ended September 30, 2018. The decrease for the three months is due to lower mortgage volume. The increase for the nine months ended September 30, 2018 is primarily the result of organic loan growth.

Total interest income of $71.6 million on a tax equivalent basis in the third quarter of 2019 increased $1.2 million, or 1.7%, from $70.4 million in the third quarter of 2018. For the nine months ended September 30, 2019 total interest income on a tax equivalent basis was $219.9 million, an increase of $19.3 million, or 9.6% from the same period in 2018. The increase was primarily the result of higher average balances of loans held for investment, which increased $332.5 million, or 6.7% and $507.6 million or 10.6% from the three and nine months ended September 30, 2018.

Total interest expense in the third quarter of 2019 increased $5.1 million, or 28.3% from $18.0 million in the third quarter of 2018. For the nine months ended September 30, 2019 total interest expense increased $21.3 million, or 44.8% from $47.4 million in the same period in 2018. The increases resulted from higher rates on interest-bearing deposits, FHLB advances and wholesale deposits including brokered CDs as market interest rates rise.

Provision for Credit Losses

Our provision for credit losses was zero and $1.5 million in the three and nine months ended September 30, 2019, respectively, compared to a provision for credit losses of $750 thousand and $2.5 million in the three and nine months ended September 30, 2018, respectively. The decrease in the provision for credit losses from the third quarter of 2018 was primarily due to a reduction in loan balances and net recoveries, and the decrease in provision from the nine months ended September 30, 2018 was primarily due to lower portfolio loan growth and continued net recoveries.

Net recoveries were $6 thousand in the third quarter of 2019 compared to net recoveries of $122 thousand in the same period in 2018. Net recoveries were $221 thousand in the first nine months of 2019 compared to net recoveries of $238 thousand in the first nine months of 2018. Overall, the allowance for loan losses (which excludes the allowance for unfunded commitments) was 0.84% and 0.80% of loans held for investment at September 30, 2019 and September 30, 2018, respectively. Excluding loans acquired through business combinations, the allowance for loan losses was 0.89% of loans held for investment at September 30, 2019 compared to 0.84% at September 30, 2018.

For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income from continuing operations consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Noninterest income
Gain on loan origination and sale activities	$15,951	$4,193	$11,758	280%	$30,736	$8,350	$22,386	268%
Loan servicing income	2,687	954	1,733	182	5,906	2,799	3,107	111
Depositor and other retail banking fees	2,079	2,031	48	2	5,848	5,915	(67)	(1)
Insurance agency commissions	603	588	15	3	1,801	1,658	143	9
Gain (loss) on sale of investment securities available for sale	(18)	(4)	(14)	350	(128)	234	(362)	(155)
Other	3,278	2,888	390	14	8,338	7,195	1,143	16
Total noninterest income	$24,580	$10,650	$13,930	131%	$52,501	$26,151	$26,350	101%

The increases in noninterest income in the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily due to $11.3 million and $21.7 million, respectively, of noninterest income contributed by the Retained MB Business. Excluding this impact, noninterest income increased primarily due to an increase in net gain on loan origination and sale activities related to an increase in commercial loan sales volume and profit margin on those commercial loan sales.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Commercial	$6,693	$4,236	$2,457	58%	$12,179	$8,481	$3,698	44%
Single family (1)	9,628	40,335	(30,707)	(76)%	78,612	141,458	(62,846)	(44)%
Gain on loan origination and sale activities (2)	$16,321	$44,571	$(28,250)	(63)%	$90,791	$149,939	$(59,148)	(39)%

(1) Includes $370 thousand and $40.4 million from discontinued operations for the three months ended September 30, 2019 and 2018, respectively, and $60.1 million and $142.0 million for the nine months ended 2019 and 2018, respectively.
(2) Includes loans originated as held for investment.

Loans Serviced for Others

(in thousands)	Sept. 30, 2019	Dec. 31, 2018

Commercial	$1,576,714	$1,542,477
Single family (1)	7,014,265	20,151,735
Total loans serviced for others	$8,590,979	$21,694,212

(1)	Includes both continuing and discontinued operations at December 31, 2018.

Loan servicing income consisted of the following.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change

Commercial loan servicing income, net:
Servicing fees and other	$2,202	$1,988	$214	11%	$6,804	$5,946	$858	14%
Amortization of capitalized MSRs	(1,315)	(1,034)	(281)	27	(3,793)	(3,147)	(646)	21
Commercial loan servicing income	887	954	(67)	(7)	3,011	2,799	212	8

Single family servicing income, net:(4)
Servicing fees and other	5,252	13,058	(7,806)	(60)	24,073	45,936	(21,863)	(48)
Changes in fair value of single family MSRs due to amortization (1)	(4,489)	(8,300)	3,811	(46)	(16,894)	(26,570)	9,676	(36)
	763	4,758	(3,995)	(84)	7,179	19,366	(12,187)	(63)
Risk management, single family MSRs:(4)
Changes in fair value of MSR due to changes in model inputs and/or assumptions (2)(3)	(7,501)	11,562	(19,063)	(165)	(22,193)	52,880	(75,073)	(142)
Net gain (loss) from derivatives economically hedging MSR	9,040	(9,446)	18,486	(196)	19,917	(52,611)	72,528	(138)
	1,539	2,116	(577)	(27)	(2,276)	269	(2,545)	(946)
Single Family servicing income	2,302	6,874	(4,572)	(67)	4,903	19,635	(14,732)	(75)
Total loan servicing income	$3,189	$7,828	$(4,639)	(59)%	$7,914	$22,434	$(14,520)	(65)%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)
Includes pre-tax income of $333 thousand and pre-tax loss of $941 thousand, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three and nine months ended September 30, 2019, respectively, and pre-tax income of $573 thousand for the nine months ended September 30, 2018.

(4)	Includes both continuing and discontinued operations.

The decrease in loans serviced for others was primarily due to the sale of single family mortgages serviced for others with aggregate unpaid principal balance ("UPB") of $14.26 billion on March 29, 2019. Mortgage servicing fees collected in the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018 primarily due to the sales of mortgage servicing rights. Our loans serviced for others portfolio was $8.59 billion at September 30, 2019 compared to $21.69 billion at December 31, 2018 and $21.33 billion at September 30, 2018.

The decreases in loan servicing income for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily due to a lower average UPB of loans serviced for others due to our sales of single family mortgage servicing rights and lower risk management fees.

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

Depositor and other retail banking fees for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018 primarily due to an increase in the number of transaction accounts from which we generate fee income. Depositor and other retail banking fees decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to refunding the overpayment of certain consumer overdraft fees.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Fees:
Monthly maintenance and deposit-related fees	$881	$873	$8	1%	$2,405	$2,471	$(66)	(3)%
Debit Card/ATM fees	1,129	1,094	35	3	3,256	3,260	(4)	—
Other fees	69	71	(2)	(3)	195	205	(10)	(5)
Total depositor and other retail banking fees	$2,079	$2,038	$41	2%	$5,856	$5,936	$(80)	(1)%

Noninterest Expense

Noninterest expense from continuing operations consisted of the following.

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2019	2018			2019	2018

Noninterest expense
Salaries and related costs	$32,793	$25,183	$7,610	30%	$92,311	$79,393	$12,918	16%
General and administrative	9,539	8,591	948	11	25,565	25,658	(93)	—
Amortization of core deposit intangibles	429	406	23	6	1,223	1,219	4	—
Legal	594	873	(279)	(32)	2,214	2,393	(179)	(7)
Consulting	866	426	440	103	3,161	1,723	1,438	83
Federal Deposit Insurance Corporation assessments	(694)	880	(1,574)	(179)	960	2,739	(1,779)	(65)
Occupancy	4,856	4,548	308	7	15,650	13,531	2,119	16
Information services	7,325	7,005	320	5	21,361	20,782	579	3
Net cost (benefit) of operation and sale of other real estate owned	13	2	11	550	(46)	(89)	43	(48)
Total noninterest expense	$55,721	$47,914	$7,807	16%	$162,399	$147,349	$15,050	10%
The increase in noninterest expense in the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to $9.3 million and $16.9 million, respectively, of expenses contributed by the Retained MB Business. Excluding this contribution, noninterest expense decreased in both periods primarily due to a $1.7 million FDIC assessment credit recognized in the third quarter of 2019.

Income Tax Expense

Our effective income tax rate of 14.6% and 13.6% in the three and nine months ended September 30, 2019, respectively, differed from the Federal blended state statutory tax rate of 23.6% primarily due to the benefit we received from tax-exempt interest income and its proportion to total net income.

Review of Financial Condition - Comparison of September 30, 2019 to December 31, 2018

Total assets were $6.84 billion at September 30, 2019 compared to $7.04 billion at December 31, 2018, an increase of $206.3 million, or 2.9%.

Cash and cash equivalents were $74.8 million at September 30, 2019 compared to $58.0 million at December 31, 2018, an increase of $16.8 million, or 29.0%.

Investment securities were $866.7 million at September 30, 2019 compared to $923.3 million at December 31, 2018, a decrease of $56.5 million, or 6.1%.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the majority of these securities as available for sale. We designated securities having a carrying value of $4.4 million at September 30, 2019 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At September 30, 2019		At December 31, 2018
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$109,581	13%	$107,961	13%
Commercial	29,836	3	34,514	4
Collateralized mortgage obligations:
Residential	187,989	22	166,744	20
Commercial	109,543	13	116,674	14
Municipal bonds	380,093	44	385,655	45
Corporate debt securities	18,767	2	19,995	2
U.S. Treasury securities	1,309	—	10,900	1
Agency debentures	25,221	3	9,525	1
Total investment securities available for sale	$862,339	100%	$851,968	100%

Loans held for sale were $173.0 million at September 30, 2019 compared to $77.3 million at December 31, 2018, an increase of $95.6 million, or 123.7%. Loans held for sale primarily include single family residential loans, typically sold within 30 days of closing the loan, and multi-family loans. The increase in the loans held for sale balance was primarily due to an increase in commercial loans.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At September 30, 2019		At December 31, 2018
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$1,188,159	23%	$1,358,175	27%
Home equity and other	567,791	11	570,923	11
	1,755,950	34	1,929,098	38
Commercial real estate loans:
Non-owner occupied commercial real estate	794,863	15	701,928	14
Multifamily	920,279	18	908,015	18
Construction/land development	762,332	15	794,544	16
	2,477,474	48	2,404,487	48
Commercial and industrial loans:
Owner occupied commercial real estate	476,650	9	429,158	8
Commercial business	446,739	9	331,004	6
	923,389	18	760,162	14
Total loans before allowance, net deferred loan fees and costs	5,156,813	100%	5,093,747	100%
Net deferred loan fees and costs	25,732		23,094
	5,182,545		5,116,841
Allowance for loan losses	(43,437)		(41,470)
	$5,139,108		$5,075,371

(1)
Includes $5.3 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated statements of operations.

Loans held for investment, net increased $63.7 million, or 1.3%, from December 31, 2018. Included in the increase were $86.4 million of acquired commercial and industrial loans and $23.5 million of acquired non-owner occupied commercial real estate loans. During the quarter, new commitments totaled $495.4 million and included $64.9 million of consumer loans, $35.7 million of non-owner occupied commercial real estate loans, $162.0 million of multifamily permanent loans, $61.9 million of commercial and industrial loans and $170.9 million of construction loans. New commitments for construction loans included $113.2 million in residential construction and $57.7 million in single family custom home construction.

Mortgage servicing rights from continuing operations were $90.6 million at September 30, 2019 compared to $103.4 million at December 31, 2018, a decrease of $12.8 million, or 12.3%. The decrease primarily relates to a decline in single family fair value related to a decline in interest rates.

Federal Home Loan Bank stock was $8.8 million at September 30, 2019 compared to $45.5 million at December 31, 2018, a decrease of $36.7 million, or 80.7% due to lower outstanding advances. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in other income.

Other assets were $187.3 million at September 30, 2019, compared to $171.3 million at December 31, 2018, an increase of $16.0 million, or 9.4%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At September 30, 2019		At December 31, 2018
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$698,714	12%	$612,540	12%
Interest-bearing transaction and savings deposits:
NOW accounts	421,750	7	376,137	8
Statement savings accounts due on demand	220,401	4	245,795	5
Money market accounts due on demand	2,073,907	36	1,935,516	38
Total interest-bearing transaction and savings deposits	2,716,058	47	2,557,448	51
Total transaction and savings deposits	3,414,772	59	3,169,988	63
Certificates of deposit	2,135,869	37	1,579,806	31
Noninterest-bearing accounts - other(1)	253,666	4	301,614	6
Total deposits	$5,804,307	100%	$5,051,408	100%

(1)	Includes zero and $162.8 million in servicing deposits related to discontinued operations for the periods ended September 30, 2019 and December 31, 2018, respectively.

Deposits at September 30, 2019 increased $752.9 million, or 14.9%, from December 31, 2018. The increase in deposits from December 31, 2018 was a result of competitive rates offered on consumer time deposits, with an increase of $550.5 million, and money markets, with an increase of $132.1 million. The increase also included $74.5 million in deposits related to the acquisition of a retail deposit branch in San Marcos, San Diego County, California from Silvergate Bank, which was completed in the first quarter of 2019, including $42.7 million of noninterest-bearing accounts and $31.8 million of money market and savings accounts. In addition, the increase also included approximately $42 million in institutional CDs generated during the second quarter of 2019. Consumer deposit growth can be sensitive to changes in interest rates, therefore, the Company continues to actively monitor the adequacy of its offered deposit rates.

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2019 and December 31, 2018 was $231.2 million and $85.3 million, respectively. There were $739.0 million and $786.1 million of brokered deposits at September 30, 2019 and December 31, 2018, respectively.

Federal Home Loan Bank advances were $5.6 million at September 30, 2019 compared to $932.6 million at December 31, 2018. We use these borrowings primarily to fund single family loans held for sale and secondarily to fund our investment securities activities. The reduction in advances was largely due to an increase in brokered deposits as well as other deposits and the contraction of the balance sheet, which reduced our reliance on wholesale borrowings.

Shareholders' Equity

Shareholders' equity was $691.1 million at September 30, 2019 compared to $739.5 million at December 31, 2018. This decrease was primarily related to share repurchases of $81.1 million during the nine months ended September 30, 2019, partially offset by other comprehensive income of $25.5 million and net income of $6.5 million. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at September 30, 2019.

Shareholders' equity, on a per share basis, was $28.32 per share at September 30, 2019, compared to $27.39 per share at December 31, 2018.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2019	2018	2019	2018

Return on assets (1)(4)	0.79%	0.66%	0.12%	0.47%
Return on equity (2)(4)	7.98%	6.23	1.19%	4.45
Equity to assets ratio (3)	9.90%	10.68	10.16%	10.64

(1)	Net income divided by average total assets.

(2)	Net income divided by average common shareholders' equity.

(3)	Average equity divided by average total assets.

(4)	Net income includes both continuing and discontinued operations.

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

Asset Quality and Nonperforming Assets

Credit quality remained strong with nonperforming assets remaining low at $14.2 million, or 0.21% of total assets, at September 30, 2019, compared to $12.1 million, or 0.17% of total assets, at December 31, 2018. The deterioration from December 31, 2018 was primarily due to an increase in commercial nonperforming loans.

Nonaccrual loans were $12.4 million, or 0.24% of total loans, at September 30, 2019, an increase of $814 thousand, or 7.0%, from $11.6 million, or 0.23% of total loans, at December 31, 2018. Delinquency rates (excluding FHA/VA insured and guaranteed portion of SBA loans) were 0.28% at September 30, 2019 compared to 0.26% at December 31, 2018; the increase was primarily related to increased commercial loan delinquencies.

Net recoveries for the three months ended September 30, 2019 were $6 thousand and net recoveries for the nine months ended September 30, 2019 were $221 thousand compared to net recoveries of $122 thousand and $238 thousand for the three and nine months ended September 30, 2018.

At September 30, 2019, our loans held for investment portfolio, net of the allowance for loan losses, was $5.14 billion, an increase of $63.7 million from December 31, 2018. The allowance for loan losses was $43.4 million, or 0.84% of loans held for investment, compared to $41.5 million, or 0.81% of loans held for investment, at December 31, 2018.

We recorded a provision for credit losses of zero and $1.5 million for the three and nine months ended September 30, 2019, respectively, compared to a provision for credit losses of $750 thousand and $2.5 million for the three and nine months ended September 30, 2018, respectively. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated losses inherent within our loans held for investment portfolio.

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

	At September 30, 2019
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$70,379	(1)	$71,563	$—
Loans with an allowance recorded	2,502		2,533	129
Total	$72,881	(1)	$74,096	$129

	At December 31, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$71,237	(1)	$73,113	$—
Loans with an allowance recorded	1,847		1,847	233
Total	$73,084	(1)	$74,960	$233

(1)	Includes $63.8 million and $65.8 million in single family performing troubled debt restructurings ("TDRs") at September 30, 2019 and December 31, 2018, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

The Company had 330 impaired loan relationships totaling $72.9 million at September 30, 2019 and 349 impaired loan relationships totaling $73.1 million at December 31, 2018. Included in the total impaired loan amounts were 307 single family TDR loan relationships totaling $65.8 million at September 30, 2019 and 320 single family TDR loan relationships totaling $67.6 million at December 31, 2018. At September 30, 2019, there were 300 single family impaired loan relationships totaling $63.8 million that were performing per their current contractual terms. Additionally, the impaired loan balance, at September 30, 2019, included $52.7 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the three and nine months ended September 30, 2019 was $73.4 million and $76.2 million compared to $72.5 million and $76.5 million for the three and nine months ended September 30, 2018. Impaired loans of $2.5 million and $1.8 million had a valuation allowance of $129 thousand and $233 thousand at September 30, 2019 and December 31, 2018, respectively.

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

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At September 30, 2019			At December 31, 2018
(in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$7,220	16%	23%	$8,217	19%	27%
Home equity and other	7,485	17	11	7,712	18	11
	14,705	33	34	15,929	37	38
Commercial real estate loans
Non-owner occupied commercial real estate	6,481	14	15	5,496	13	14
Multifamily	6,690	15	18	5,754	13	18
Construction/land development	9,807	22	15	9,539	22	16
	22,978	51	48	20,789	48	48
Commercial and industrial loans
Owner occupied commercial real estate	3,601	8	9	3,282	8	8
Commercial business	3,350	8	9	2,913	7	6
	6,951	16	18	6,195	15	14
Total allowance for credit losses	$44,634	100%	100%	$42,913	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$63,802	$2,019	$65,821
Home equity and other	925	114	1,039
	64,727	2,133	66,860
Commercial and industrial loans
Commercial business	50	222	272
	50	222	272
	$64,777	$2,355	$67,132

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $52.7 million at September 30, 2019.

	At December 31, 2018
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$65,835	$1,740	$67,575
Home equity and other	1,237	—	1,237
	67,072	1,740	68,812
Commercial real estate loans
Multifamily	492	—	492
Construction/land development	726	—	726
	1,218	—	1,218
Commercial and industrial loans
Owner occupied commercial real estate	846	—	846
Commercial business	103	164	267
	949	164	1,113
	$69,239	$1,904	$71,143

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $52.4 million at December 31, 2018.

The Company had 324 loan relationships classified as TDRs totaling $67.1 million at September 30, 2019 with no related unfunded commitments. The Company had 343 loan relationships classified as TDRs totaling $71.1 million at December 31, 2018 with $15 thousand in related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At September 30, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$6,447	$2,972	$5,475	$21,590	(1)	$36,484	$1,753
Home equity and other	147	360	987	—		1,494	—
	6,594	3,332	6,462	21,590		37,978	1,753
Commercial real estate loans
Construction/land development	—	—	1,355	—		1,355	—
	—	—	1,355	—		1,355	—
Commercial and industrial loans
Owner-occupied commercial real estate	1,110	—	2,301	—		3,411	—
Commercial business	45	—	2,315	—		2,360	—
	1,155	—	4,616	—		5,771	—
Total	$7,749	$3,332	$12,433	$21,590		$45,104	$1,753

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At September 30, 2019, these past due loans totaled $21.6 million.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At September 30, 2019, we did not have an outstanding balance on this line of credit.

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

In the third quarter of 2019, HomeStreet, Inc. approved a stock repurchase program of up to $25.0 million of our common stock. The Bank declared a dividend payable to HomeStreet, Inc. of $25.0 million as the primary source of liquidity to fund repurchases under this program, although repurchases may be funded from one or a combination of existing cash balances, free cash flow and other available liquidity sources.

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

HomeStreet Bank

The Bank's primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At September 30, 2019, our primary liquidity ratio was 18.5% compared to 19.4% at December 31, 2018.

At September 30, 2019 and December 31, 2018, the Bank had available borrowing capacity of $1.36 billion and $492.7 million, respectively, from the FHLB, and $282.6 million and $333.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2019, cash, cash equivalents and restricted cash increased by $16.2 million compared to an increase of $14.3 million for the nine months ended September 30, 2018. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2019, net cash of $182.3 million was provided by operating activities, primarily from proceeds from the sale of loans held for sale, partially offset by the recognition of deferred taxes from the sale of mortgage servicing rights and the net fair value adjustment and gain on sale of loans held for sale. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2018, net cash of $228.8 million was provided by operating activities primarily from proceeds from the sale of loans held for sale, partially offset by the net fair value adjustment and gain on sale of loans held for sale.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2019, net cash of $147.6 million was provided by investing activities, primarily due to $528.7 million from proceeds from sale of loans originated as held for investment, $174.3 million in net cash provided by disposal of discontinued operations, $144.6 million proceeds from the sale of investment securities and $84.9 million from principal repayments and maturities of investment securities, partially offset by $593.3 million of cash used for the origination of portfolio loans net of principal repayments and $47.4 million net cash used for acquisitions. For the nine months ended September 30, 2018, net cash of $535.5 million was used in investing activities, primarily due to $887.4 million of cash used for the origination of portfolio loans net of principal repayments, $147.1 million of cash used for the purchase of investment securities, and $7.1 million used for the purchase of property and equipment, partially offset by $319.0 million from proceeds from sale of loans originated as held for investment, $65.3 million in proceeds from the sale of mortgage servicing rights, $82.4 million from principal repayments and maturities of investment securities and $38.5 million proceeds from the sale of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from FHLB advances. For the nine months ended September 30, 2019, net cash of $313.7 million was used in financing activities, primarily due to $927.0 million net repayments of FHLB advances and $81.1 million from our common stock repurchase program, partially offset by $678.0 million growth in deposits. For the nine months ended September 30, 2018, net cash of $292.4 million was provided by financing activities, primarily due to $393.9 million of organic growth in deposits partially offset by $162.5 million net proceeds from FHLB advances.

Capital Management

HomeStreet Inc. is a bank holding company registered with the Federal Reserve and is subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. HomeStreet Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require HomeStreet, Inc. and HomeStreet Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires HomeStreet Inc. to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. (See Item 1, “Business-Regulation,” and Note 3, Regulatory Capital Requirements of the Notes to the Consolidated Financial Statements

included in the 2018 Form 10-K for additional information regarding regulatory capital requirements for HomeStreet Inc. and HomeStreet Bank).

At September 30, 2019, our capital conservation buffers for the Company and the Bank were 5.69% and 6.37%, respectively.
At September 30, 2019, the Company and the Bank's capital ratios exceeded all regulatory requirements and continued to meet the regulatory capital category of "well capitalized" as defined by the FDIC's prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At September 30, 2019
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$700,561	10.17%	$275,468	4.0%	$344,335	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	700,561	13.45	234,326	4.5	338,471	6.5
Tier 1 risk-based capital (to risk-weighted assets)	700,561	13.45	312,435	6.0	416,580	8.0
Total risk-based capital (to risk-weighted assets)	748,382	14.37	416,580	8.0	520,724	10.0

	At September 30, 2019
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$696,762	10.04%	$277,678	4.0%	$347,098	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	636,806	11.67	245,563	4.5	354,703	6.5
Tier 1 risk-based capital (to risk-weighted assets)	696,762	12.77	327,418	6.0	436,557	8.0
Total risk-based capital (to risk-weighted assets)	747,203	13.69	436,557	8.0	545,697	10.0

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity Tier 1 risk-based capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

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

The following table presents sensitivity gaps for these different intervals.

	September 30, 2019
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$74,788	$—	$—	$—	$—	$—	$—	$74,788
FHLB Stock	—	—	—	—	—	8,764	—	8,764
Investment securities (1)	44,061	33,569	58,817	186,533	158,281	385,475	—	866,736
Mortgage loans held for sale (3)	172,958	—	—	—	—	—	—	172,958
Loans held for investment (1)	1,613,497	352,055	668,703	1,271,992	736,639	496,222	—	5,139,108
Total interest-earning assets	1,905,304	385,624	727,520	1,458,525	894,920	890,461	—	6,262,354
Non-interest-earning assets	—	—	—	—	—	—	490,613	490,613
Assets of discontinued operations	—	—	—	—	—	—	82,911	82,911
Total assets	$1,905,304	$385,624	$727,520	$1,458,525	$894,920	$890,461	$573,524	$6,835,878
Interest-bearing liabilities:
NOW accounts (2)	$421,750	$—	$—	$—	$—	$—	$—	$421,750
Statement savings accounts (2)	220,401	—	—	—	—	—	—	220,401
Money market accounts (2)	2,073,907	—	—	—	—	—	—	2,073,907
Certificates of deposit	820,713	590,403	352,055	342,262	30,436	—	—	2,135,869
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
FHLB advances	—	—	—	—	—	5,590	—	5,590
Other borrowings	—	—	—	—	—	—	—	—
Long-term debt (3)	60,603	—	—	—	—	65,000	—	125,603
Total interest-bearing liabilities	3,597,374	590,403	352,055	342,262	30,436	70,590	—	4,983,120
Non-interest bearing liabilities	—	—	—	—	—	—	1,156,547	1,156,547
Liabilities of discontinued operations	—	—	—	—	—	—	5,075	5,075
Equity	—	—	—	—	—	—	691,136	691,136
Total liabilities and shareholders' equity	$3,597,374	$590,403	$352,055	$342,262	$30,436	$70,590	$1,852,758	$6,835,878
Interest sensitivity gap	$(1,692,070)	$(204,779)	$375,465	$1,116,263	$864,484	$819,871
Cumulative interest sensitivity gap	$(1,692,070)	$(1,896,849)	$(1,521,384)	$(405,121)	$459,363	$1,279,234
Cumulative interest sensitivity gap as a percentage of total assets	(25)%	(28)%	(22)%	(6)%	7%	19%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	53%	55%	66%	92%	109%	126%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity or our expected sale date.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2019 and December 31, 2018 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	September 30, 2019		December 31, 2018
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(2.8)%	1.5%	(8.3)%	(13.5)%
+100	(1.1)	2.9	(4.1)	(7.0)
-100	0.4	(9.2)	5.0	(0.8)
-200	1.7	(17.2)	9.0	(7.0)

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

At September 30, 2019, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2018 and September 30, 2019 reflected the impact of lower market interest rates, a flatter and inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, as disclosed in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company sold a significant portion of its single family mortgage servicing rights. The Company’s Board of Directors also authorized the exit or disposal of the Company’s home loan center-based origination business which resulted in elimination of segment reporting in the first quarter of 2019. Subsequent to the quarter ended March 31, 2019, the Company executed a definitive agreement with Homebridge Financial Services, Inc. to sell the assets of up to 50 stand-alone, satellite, and fulfillment offices. The Company completed the sale of assets related to 47 offices, including the sublease or assignment of leases of such offices, to Homebridge Financial Services, Inc. during the quarter ended June 30, 2019 and closed all remaining mortgage offices. In connection with the adoption of the resolution to exit or dispose of the home loan center-based mortgage business, the sales of single family mortgage servicing rights and entering into a definitive agreement for the sale of assets to Homebridge, the Company adopted discontinued operations accounting for the legacy Mortgage Banking segment. Certain back office infrastructure and operations were also restructured as part of these activities. The combined initiatives were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over the financial reporting process. We will continue to closely monitor internal control over financial reporting until these initiatives are concluded.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves, among other things, the collection of numerous accounts, the validity of liens and compliance with various state and federal laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment and other consumer matters, including purported class and collective actions. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

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

Beginning in the second quarter of 2019 following the divestiture of our HLC-based mortgage business, we turned our focus to improving corporate efficiency in our continuing operations and implementing cost cutting measures across the organization. We have identified a range of potential initiatives, including reductions in technology expenses, and personnel as well as organizational restructuring and have begun to implement some of these changes and believe we will be able to substantially complete implementation before the end of 2020. However, we can offer no assurances that all of the cost cutting measures identified can be fully implemented, that the implementation can be completed within that time frame, or that other developments will not arise in the interim to make these cost cutting measures less feasible or have less impact on the efficiency of the organization. We may not be successful in renegotiating contracts for technology services, which may limit our ability to effectively cut costs in that area. We may incur additional unexpected costs as a part of the process which may lower the benefit of the cost cutting initiatives. If the cost cutting initiatives take longer to implement, if we are not able to implement them on the scale we anticipate or if developments occur that limit or offset those cost savings in whole or in part, we may not be able to meet the efficiency and cost reduction goals we have set for the Company on the projected timeline or at all, which could adversely impact our overall results of operations and our stock price. We may not be successful in reducing our overall expenses and improving our efficiency ratio to the level of our peers in the near term, or at all.

Our recent and proposed stock repurchases may not enhance our long-term shareholder value.
During the second and third quarter of 2019, we repurchased 2,656,001 shares of our outstanding common stock in open market transactions pursuant to a stock repurchase plan and a negotiated transaction with an investor group for a total return to shareholders of approximately $81.1 million in capital. In September 2019, the Board of Directors authorized an additional stock repurchase plan, conditioned on approval or non-objection from our regulators, which was recently obtained, of up to $25 million in additional outstanding shares of our common stock through open market purchases, negotiated transactions and otherwise, which we expect to begin in the fourth quarter of 2019. While the intent of the repurchases is to return capital to shareholders to improve the long-term value of our stock, we cannot be assured that our stock repurchase programs will actually enhance long-term shareholder value. Repurchases pursuant to our stock repurchase programs may affect our stock price and increase its volatility in the short term, and the existence of a stock repurchase program may also cause our stock price to be higher than it would be in the absence of such a program and potentially may have reduced the market liquidity for our stock during the time the plan is in effect. Additionally, repurchases under our stock repurchase program have reduced our equity and regulatory capital ratios, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term shareholder value, in the short term our stock price may fluctuate and shareholders may not immediately see an increase to the value of their holdings.
If we are not able to retain or attract key employees, we could experience a disruption in our ability to implement our strategic plan which would have a material adverse effect on our business.
The Company is going through a time of transition: we have recently divested our HLC-based mortgage business and significantly reduced our employee headcount, slowed the growth of our continuing operations and begun implementing steps aimed at improving our profitability and efficiency. These transitions have resulted in some uncertainty among our continuing employees because we have also identified a number of corporate positions that are being eliminated as we seek to improve the efficiency of our remaining operations and reduce our overhead expenses, which may cause some employees who we would want to retain, either in the near-term or long-term, to seek other opportunities. If a key employee or a substantial number of employees depart whom we were seeking to retain, it may negatively impact our ability to conduct business as usual. The low unemployment rates in many of our primary job markets, including Seattle, may leave us especially vulnerable to the loss of these employees. Similarly, this uncertainty may make it more challenging for us to attract and retain qualified and desirable candidates to fill open positions at the Company. The loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

Changes in interest rates, competition in our industry, operational costs and other factors beyond our control may adversely impact our profitability.

Factors outside of our control, including changing interest rate environments, regulatory decisions, increased competition, a flattening yield curve and other forces of market volatility, can have a significant impact on our financial condition and results of operations, including decreasing net interest income, decreasing profitability, increasing the cost of loan origination and adversely impacting our hedging strategies. For instance, the decreasing interest rate environment in the third quarter of 2019, which resulted in a temporary inversion of the yield curve, had an adverse impact on our net interest margin and prompted an increase in loan prepayments, which also decreased the overall yield of our loan portfolio as higher interest loans being prepaid were replaced with loans originated with lower interest rates, all of which impacted our results of operations. On the other hand, increases in interest rates in 2018, combined with other factors, negatively impacted our origination volume, especially with respect to single family mortgages. While we are subject to these market forces, we do not have any control over them and may not be able to predict changes that could have a significant impact on us.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with retained servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change with fluctuations in interest rates, among other things, reflecting the changing expectations of mortgage prepayment activity. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and our hedging activities may be impacted by unforeseen or unexpected changes. Therefore, our hedging activities may be insufficient to reduce impact of interest rate fluctuations on single family loans held for sale and MSRs.

Natural disasters in our geographic markets may negatively impact our financial results.

Each of our primary markets are located in geographic regions that are at a risk for earthquakes, wildfires, volcanic eruptions, floods, mudslides and other natural disasters. Certain communities in our markets have suffered significant losses from natural disasters, including devastating wildfires in California, Oregon and Washington, and volcanic eruptions and hurricanes in Hawaii. While the impact of these recent natural disasters on our business have not been material to date, we have in the past had temporary office closures during these events, and were a more significant disruption to occur in the future, our operations in areas impacted by such disasters could experience an adverse financial impact due to office closures, and our financial results could be impacted due to an inability of our customers to meet their loan commitments in a timely manner because of their losses, a reduction in housing inventory due to loss caused by natural disaster and negative impacts to the local economy as it seeks to recover from these disasters.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have retail deposit branches in four states, with lending offices in these states and two others, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles, Orange County, Riverside and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and many have experienced disproportionately significant economic volatility compared to the rest of the United States in the past. In addition, many of these areas have been experiencing a constriction in the availability of houses for sale in recent periods as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region in particular, or more significantly, may have an unusually pronounced impact on our business and, because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. Although real estate prices are currently stable in the markets in which we operate, if market values decline significantly, as they did in the last recession, the collateral for our loans may provide less security and, our ability, to recover the principal, interest and costs due on defaulted loans by selling the underlying real estate will be diminished, leaving us more likely to suffer additional losses on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Deterioration in the real estate markets in which we operate and higher than normal delinquency and default rates on loans could cause other adverse consequences for us, including:

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

We originate a substantial portion of our single family mortgage loans for sale to government-sponsored enterprises ("GSE") such as Fannie Mae, Freddie Mac and Ginnie Mae. Changes in the types of loans purchased by these GSEs or the program requirements for those entities could adversely impact our ability to sell certain of the loans we originate for sale. For example, as a result of Section 309 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, which was enacted into law in May 2018, a few of our VA-qualified loans we had originated for sale to Ginnie Mae were deemed to be ineligible for sale to Ginnie Mae under the revised terms of that entity’s program and we were required to find a different way to sell these loans. Such changes are difficult to predict and can have a negative impact on our cash flow and results of operations.

Proxy contests commenced against the Company have caused us to incur substantial costs, diverted the attention of the Board of Directors and management, taken up management's attention and resources, caused uncertainty about the strategic direction of our business and adversely affected our business, operating results and financial condition, and future proxy contests could do so as well.

A proxy contest or other activist campaign and related actions, such as the recent contest by Roaring Blue Lion Capital Management and related entities in 2018 and 2019, could have a material and adverse effect on us for the following reasons:

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

Our internal controls over financial reporting are intended to ensure we maintain accurate records, promote the accurate and timely reporting of our financial information, maintain adequate control over our assets, and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be harmed.

As part of our ongoing monitoring of internal control, from time to time we have discovered deficiencies in our internal controls that have required remediation. In the past, these deficiencies have included "material weaknesses," defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has a process in place to document and analyze all identified internal control deficiencies and implement measures sufficient to remediate those deficiencies. To support our strategic initiatives, as well as to reflect the strategic shift in the business and to create operating efficiencies, we have implemented, and will continue to implement, new systems and processes and we will continue to realign our resources, including reductions in certain areas of corporate support operations, in line with our new strategies. If our change management processes are not sound and adequate resources are not deployed to support these implementations and changes, we may experience additional internal control deficiencies that could expose the Company to operating losses. Moreover, any failure to maintain effective controls or timely implement any necessary improvement of our internal and disclosure controls in the future could harm operating results or cause us to fail to meet our reporting obligations.

Our allowance for credit losses may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for credit losses, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for credit losses to reflect potential defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. Management's estimate is based on our continuing evaluation of specific credit risks and loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other factors that may indicate future loan losses. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our financial condition, results of operations and cash flows.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. In addition, beginning January 1, 2020, our methodology for determining our allowance for loan losses will change as we implement the Current Expected Credit Losses, or CECL, accounting standard. We anticipate the adoption of CECL will result in an estimated 0%-10% increase in our allowance for credit losses, although the actual amount of the increase will depend on factors related to the composition of our loan portfolio that will not be known prior to implementation.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. When interest rates change, the cost of our funding may change at a different rate than our interest income. For example, in 2018, the FHLB increased rates on their advances in a quick response to increases in rates by the Federal Reserve and implemented those increased costs earlier than we have been able to increase our own interest income. This asymmetry of the speed at which interests rates change on our liabilities as opposed to our assets may have a negative impact on our net interest income and, in turn, our financial results. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

Our management of capital could adversely affect profitability measures and the market price of our common stock and could dilute the holders of our outstanding common stock.

Our capital ratios are higher than regulatory minimums. We may choose to have lower capital ratios in the future in order to take advantage of growth opportunities, including acquisition and organic loan growth, to return additional capital to our shareholders or in order to take advantage of a favorable investment opportunity. On the other hand, we may again in the future elect to raise capital through a sale of our debt or equity securities in order to have additional resources to pursue our growth, including by acquisition, fund our business needs and meet our commitments, or as a response to changes in economic conditions that make capital raising a prudent choice. In the event the quality of our assets or our economic position were to deteriorate significantly, as a result of market forces or otherwise, we may also need to raise additional capital in order to remain compliant with capital standards.

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

We completed four whole-bank acquisitions and acquired nine stand-alone branches between September 2013 and September 30, 2019, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future, including risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

If we experience increased repurchase and indemnity demands on loans or MSRs that we have sold or that we sell from our portfolios in the future, our liquidity, results of operations and financial condition may be adversely affected.

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

We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights such that if a loan defaults and there has been a breach of such representations and warranties, we may be able to pursue a remedy against the seller of the loan for the unpaid principal and interest on the defaulted loan. However, if the originator and/or seller breaches such representations and warranties and does not have the financial capacity to pay the related damages, we may be subject to the risk of loss for such loan as the originator or seller may not be able to pay such damages or repurchase loans when called upon by us to do so. Currently, we only purchase loans from WMS Series LLC, an affiliated business arrangement with certain Windermere real estate brokerage franchise owners, and from Homebridge Financial Services LLC under a loan purchase agreement that we entered into in connection with the HLC Business Sale in mid-2019.

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
We rely on third party purchasers with whom we place loans as a source of funding for the loans we make to customers. Occasionally, third party loan purchasers may go out of business, elect to exit the market or choose to cease doing business with us for a variety of reasons, including but not limited to the increased burdens on purchasers related to compliance, adverse market conditions or other pressures on the industry. In the event that one or more third party purchasers goes out of business, exits the market or otherwise ceases to do business with us at a time when we have loans that have been placed with such purchaser but not yet sold, we may incur additional costs to sell those loans to other purchasers or may have to retain such loans, which could negatively impact our results of operations and our capital position.
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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, unexpected increases in interest rates can result in a higher percentage of rate lock customers closing loans, which would in turn increase our costs relative to income. On the other hand, decreases in interest rates may increase loan prepayment speeds, resulting in an overall decrease in the yield of our loan portfolio, and may have a negative impact on our net interest margins and results of operations. Changes in interest rates over the past year have impacted our business. Rising interest rates in 2018 reduced our mortgage revenues by reducing the market for refinancing, thereby negatively impacting demand for certain of our residential loan products and the revenue realized on the sale of loans and our noninterest income and, to a lesser extent, our net interest income. Subsequently, decreasing interest rates in 2019 negatively impacted our net interest margin while also reducing the overall yield of our loans held for investment portfolio as existing loans bearing higher interest rates are being prepaid at a faster rate and replaced in the portfolio with lower interest rate loans.

Market volatility in interest rates also can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.

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

Asymmetrical changes in interest rates, for example a greater increase in short term rates than in long term rates, could adversely impact our net interest income because our liabilities, including advances from the FHLB and interest payable on our deposits, tend to be more sensitive to short term rates while our assets tend to be more sensitive to long term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of reset. As a result, a flattening or an inversion of the yield curve, such as occurred in the third quarter of 2019, is likely to have a negative impact on our net interest income.

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

We have significantly decreased our home loan mortgage origination operations which may limit our ability to increase our volume significantly in the event of a significant improvement in the mortgage market.

Due primarily to a combination of increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale which is especially acute in our primary markets, we have experienced a significant reduction in the overall number of mortgage products being purchased in the past two to three years as compared to prior periods. In response, to those market conditions, in 2019 we sold or divested substantially all of the assets related to our stand alone home loan center-based mortgage origination business, including a significant portion of our mortgage servicing rights portfolio originated through those channels, facilitated the transfer of a significant number of our related employees to the purchaser of those assets and terminated a number of other related positions. As a result of these actions, we have a significantly smaller home loan mortgage operation than we have had in the recent past. If the mortgage market were to significantly improve, we would not have the capacity to originate mortgages to the volume we have had in recent years, which would limit our ability to capitalize on that market.

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

•	Statements made by activist investors criticizing our strategy, our management team or our Board of Directors;

•	Future securities offerings by us of debt or equity securities;

•	Repurchase activity by us under our stock repurchase program;

•	Addition or departure of key personnel;

•	Market-wide events that may be seen by the market as impacting the Company;

•	The presence or absence of short-selling of our common stock;

•	General financial conditions of the country or the regions in which we operate;

•	Trends in real estate in our primary markets;

•	Trends relating to the economic markets generally; or

•	Changes in laws and regulations affecting financial institutions.

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

We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest income and noninterest income that we earn from our commercial lending and mortgage banking businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. A prolonged period of slow growth or a pronounced decline in the U.S. economy, or any deterioration in general economic conditions and/or the financial markets resulting from these factors, or any other events or factors that may signal a return to a recessionary economic environment, could dampen consumer confidence, adversely impact the models we use to assess creditworthiness, and materially adversely affect our financial results and condition. If the economy worsens and unemployment rises, which also would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, reducing our net interest income and noninterest income and our earnings. Significant and unexpected market developments may also make it more challenging for us to accurately forecast our expected financial results.

A change in federal monetary policy could adversely impact our revenues from lending activities.

The Federal Reserve Board is responsible for regulating the supply of money in the United States, and as a result, its monetary policies strongly influence our costs of funds for lending and investing, as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. Changes in interest rates may increase our cost of capital or decrease the income we receive from interest bearing assets, and asymmetrical changes in short term and long-term interest rates may result in a more rapid increase in the costs related to interest-bearing liabilities such as FHLB advances and interest-bearing deposit accounts without a correlated increase in the income from interest-bearing assets which are typically more sensitive to long-term interest rates. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities, MSRs and derivative instruments used to hedge against changes in the value of our MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the Federal Reserve Board’s policies and cannot predict when changes are expected or what the magnitude of such changes may be.

A portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

Historically, a substantial portion of our consolidated net revenues (net interest income plus noninterest income) have been derived from originating and selling residential mortgages. While we have recently significantly decreased the size of our residential mortgage business through the sale of our HLC-based mortgage business, we expect to continue to offer mortgage lending on a smaller scale, and therefore will remain subject to the volatility of that market sector. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a significant lack of housing inventory caused by an increase in demand for housing at a time of decreased supply in our principal markets, and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages because it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, interest rate changes may result in lower rate locks and higher closed loan volume which can negatively impact our financial results because we book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as "fallout". When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

We may incur losses due to changes in prepayment rates.

Our loan servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of loans generally may be impacted by changes in interest rates and general economic conditions while residential mortgage loans also may be influenced by pressures in the local real estate markets, among other things. During periods of declining interest rates, or increases in real estate values, many borrowers refinance their loans. Changes in prepayment rates are therefore difficult for us to predict. The loan servicing fee income (related to the loan servicing rights corresponding to a loan) decreases as loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of loan servicing rights to decrease along with the amount of loan servicing income received. In the first quarter of 2019, we sold a significant portion of our mortgage servicing rights, however we will continue to be exposed to such risks on a smaller scale with respect to the servicing rights we expect to retain going forward.

Regulatory-Related Risks

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions or pursuing growth initiatives and acquisition activities, and imposes financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve Board, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or regulatory agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate. We are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, our growth and our acquisition activity, adversely reclassify our assets, determine the level of deposit insurance premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties. For example, in November 2019, we entered into a Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty (the “Stipulation and Consent”) with the FDIC based on alleged violations of the Real Estate Settlement Procedures Act raised by the FDIC during a 2016 compliance examination relating to certain marketing programs. These marketing programs, all of which we have terminated, were associated with the stand-alone home loan center mortgage origination business that we discontinued in 2019, and is accounted for in discontinued operations. We paid a civil money penalty of $1.35 million in connection with the Stipulation and Consent. We have fully resolved the matters that were at issue in the Stipulation and Consent without any additional sanctions. In addition, we have, in the past, been subject to specific regulatory orders that constrained our business and required us to take measures that investors may have deemed undesirable, and we may again in the future be subject to such orders if banking regulators were to determine that our operations require such restrictions or if they determine that remediation of operational or other legal or regulatory deficiencies is required.

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

Changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential fines, penalties and litigation.

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

The CFPB was also given authority over the Real Estate Settlement Procedures Act, or RESPA, under the Dodd-Frank Act and has, in some cases, interpreted RESPA requirements differently than other agencies, regulators and judicial opinions. As a result, certain practices that have been considered standard in the industry, including relationships that have been established between mortgage lenders and others in the mortgage industry such as developers, realtors and insurance providers, are now being subjected to additional scrutiny under RESPA. Our regulators, including the FDIC, review our practices for compliance with RESPA as interpreted by the CFPB. Changes in RESPA requirements and the interpretation of RESPA requirements by our regulators may result in adverse examination findings by our regulators, leading to enforcement actions, fines and penalties, such as those associated with the recent Stipulation and Consent discussed above.

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered "predatory" or "unfair and deceptive". These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, failing to provide advertised benefits, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company with a significant mortgage banking operation, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice and restrictions on our ability to execute our growth and expansion plans. These risks are enhanced when we engage in growth activities. If we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.

We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, or claims by former and current employees, including class, collective and representative actions. Such actions are a substantial management distraction and could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs. For example, since 2016 we used considerable management time and resources and incurred additional legal and other costs associated with the matters resulting in the recent Stipulation and Consent Agreement with the FDIC in November 2019, pursuant to which we recently paid a penalty of $1.35 million.

To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by employees or former employees. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, financial condition, results of operations and prospects.

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

We have substantially completed the evaluation of the provisions of this ASU and determined based on forecasted economic conditions and portfolio composition at September 30, 2019, the adoption of the CECL standard is estimated to result in an overall allowance for credit losses increase of 0% to 10%, as compared to our current aggregate reserve levels.

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Capital Management" as well as "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements" in our Annual Report on Form 10-K for the year ended December 31, 2018. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debt, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. While the Company has paid special dividends in some prior quarters, we have not adopted a policy to pay dividends. Instead, in recent years our Board of Directors has elected to retain capital for growth or redistribute capital to shareholders through share repurchase programs that authorize repurchase in the public market rather than to declare a dividend. We have not declared dividends in any recent quarters, and the potential of future dividends is subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, credit unions, mortgage companies and savings institutions but more recently has also come from financial technology (or "fintech") companies that rely heavily on technology to provide financial services and often target a younger customer demographic. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards and provide consistent customer service while keeping costs in line. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text and on-line banking, e-commerce and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. As a result of these competitive pressures, our business, financial condition or results of operations may be adversely affected.

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

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, agents or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from interruptions or failures of their own systems, cybersecurity or ransomware attacks, capacity constraints or failures of their own internal controls. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. In late February 2018, one of our vendors provided notice to us that their independent auditors had determined their internal controls to be inadequate. While we do not believe this particular failure of internal controls would have an impact on us due to the strength of our own internal controls, future failures of internal controls of a vendor could have a significant impact on our operations if we do not have controls to cover those issues. Additionally, during the third quarter of 2019, we were advised by a third party providing services with access to certain of our systems that they had been subjected to a cybersecurity incident. We took measures to limit our vulnerability to such an attack and reviewed our own systems to determine that there was no apparent impact to our systems. However, the interruption caused by the breach in this third party's systems has limited their ability to provide us with contracted services which had the potential to increase our costs of doing business. To date, none of our third party vendors or service providers has notified us of any security breach in their systems that has breached the integrity of our confidential customer data. However, such third parties may also be targets of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers, ransomware attacks or information security breaches that could compromise the confidential or proprietary information of HomeStreet and our customers.

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

Recently passed legislation in the European Union (the General Data Protection Regulation, or GDPR) and in California (the California Privacy Act) may increase the burden and cost of compliance specifically in the realm of consumer data privacy. We are still evaluating the potential impact of these new regulations on our business and do not yet know exactly what the impact may be but anticipate that there will be at least some added cost and burden as a result of these measures. In addition, other federal, state or local governments may try to implement similar legislation, which could result in different privacy standards for different geographical regions, which could require significantly more resources for compliance.

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

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended September 30, 2019, were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased		Average price paid per share of common stock (4)		Total number of shares purchased as part of publicly announced plan	Dollar value of remaining authorized repurchase (1) (3)
July	1,692,401	(2)	$31.16	(2)	—	$—
August	—		—		—	—
September	—		—		—	25,000
Three months ended September 30, 2019	1,692,401		31.16		—

(1) On March 28, 2019 and September 26, 2019 the Board of Directors authorized a share repurchase program pursuant to which the Company may purchase up to $75 million and $25 million, respectively, of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.
(2) On July 11, 2019, pursuant to an agreement approved by our Board of Directors outside of the repurchase program, we purchased an additional 1,692,401 shares of common stock from Blue Lion Capital and its affiliates for $31.16 per share (which price represents the five-day volume weighted average price prior to the date of HomeStreet's 2019 annual meeting) for a total purchase price of $52.7 million. We executed the purchase on July 11, 2019 upon receiving a required notice from the Federal Reserve of its non-objection to the purchase.
(3) On June 20, 2019 we suspended the March share repurchase program, and subsequently terminated it on July 25, 2019.
(4) Excludes commissions cost

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

10.2 (3)	Amendment No. 1 to Purchase and Assumption Agreement dated as of April 10, 2019 by and between Homebridge Financial Services, Inc. and HomeStreet Bank
10.3 (4)	Purchase and Assumption Agreement dated as of April 4, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 11, 2019, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on April 12, 2019, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on April 4, 2019, and incorporated herein by reference.
(5)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 6, 2019.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)