Form 10-K
period 2019-12-31
HomeStreet, Inc.
filed 2020-03-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
601 Union Street, Ste. 2000
Seattle, WA 98101
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (206) 623-3050
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HMST	Nasdaq Stock Market LLC
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $645.8 million, based on a closing price of $29.64 per share of common stock on the Nasdaq Global Select Market on such date. Shares of common stock held by each executive officer and director and by each person known to the Company who beneficially owns more than 10% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's common stock as of March 2, 2020 was 23,685,849.6.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, will be incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of the shareholders to be held in 2020, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates. If a definitive proxy statement of the registrant is not filed within such period, the registrant will instead file such information on an amendment to this Report within such 120 days of the end of the registrant’s fiscal year to which this report relates.

Unless we state otherwise or the content otherwise requires, references in this Annual Report on Form 10-K to “HomeStreet,” “we,” “our,” “us” or the “Company” refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank (“Bank”), HomeStreet Capital Corporation (“HomeStreet Capital”) and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference contain, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to projections of revenues, estimated operating expenses or other financial items; management’s plans and objectives for future operations or programs; future operations, plans, regulatory compliance or approvals; anticipated restructuring or resource optimization plans and activities and expected cost savings from and timing of these plans and activities; proposed new products or services; expected or estimated performance of our loan portfolio; pending or potential expansion activities; pending or future mergers, acquisitions or other transactions; future economic conditions or performance; expectations relating to our industry, regulatory environment and the economy as a whole and underlying assumptions of any of the foregoing.

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

General

HomeStreet, Inc. (together with its consolidated subsidiaries, "HomeStreet," the "Company," "we," "our" or "us"), a Washington corporation, is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily on the West Coast of the United States, including Hawaii. We are principally engaged in commercial banking, consumer banking, and real estate lending, including commercial real estate and single family mortgage lending. In addition to the banking and lending operations of our wholly owned subsidiaries, HomeStreet also sells insurance products and services for consumer clients under the name HomeStreet Insurance. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation.

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans including mortgage loans, deposit products, private banking and cash management services. Our loan products include commercial business and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate, and construction loans for residential and commercial real estate projects. Our branch network is primarily located in large metropolitan markets of the Western United States which promotes convenience for our customers and helps us build our market share through growth of commercial and consumer account deposits.

HomeStreet Capital Corporation, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

Shares of our common stock are traded on the Nasdaq Global Select Market under the symbol "HMST." We also have outstanding $65.0 million in aggregate principal amount of 6.5% senior notes due 2026, all of which are registered pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

At December 31, 2019, we had total assets of $6.81 billion, net loans held for investment of $5.07 billion, deposits of $5.34 billion and shareholders’ equity of $679.7 million.

We provide diversified financial products and services to our customers through bank branches, ATMs, online, mobile and telephone banking channels. These products and services include deposit products, single family residential mortgage loans, consumer, business and agricultural portfolio loans, insurance products and cash management services. We originate construction loans, bridge loans, and permanent loans for our portfolio on single family residences, and on office, retail, industrial and multifamily properties. We originate multifamily real estate loans through our Fannie Mae DUS® business, and after origination those loans are sold to or securitized by Fannie Mae, with the Company generally retaining the servicing rights. The majority of our mortgage loans are sold to or securitized by Fannie Mae, Freddie Mac or Ginnie Mae, with the right to service these loans retained. We are a rated originator and servicer of jumbo loans, allowing us to sell the loans to other securitizers. We also sell loans on a servicing-released and servicing-retained basis to securitizers and correspondent lenders. A small percentage of our loans are brokered to other lenders or sold on a servicing-released basis to correspondent lenders. On occasion, we may sell a portion of our mortgage servicing rights ("MSRs"). We manage the loan funding and the interest rate risk associated with the secondary market loan sales and the retained single family MSRs. In addition, through the Commercial Real Estate division of HomeStreet Bank, we originate permanent commercial real estate loans primarily up to $15 million in size, a portion of which we pool for sale and sell into the secondary market.

1 DUS® is a registered trademark of Fannie Mae	4

Recent Developments

The Board of Directors approved an addition to our share repurchase program for up to $25 million of our common stock in January 2020, and our regulators have confirmed no objections to that repurchase. In February the Board increased the authorization by an additional $10 million, conditional on the non-objection of our regulators. Assuming no objections from our regulators for the additional repurchase authorization, we expect to commence repurchases in the first or second quarter of 2020. This represents, in aggregate amount of shares of the Company’s common stock, no par value, from shareholders, which represents approximately 5.2% of the Company’s currently outstanding common stock based on the closing price of the stock as of March 2, 2020. This authorization is in addition to the 3.4 million shares of common stock that the Company repurchased in 2019 and early 2020.
In January 2020 HomeStreet's Board of Directors approved a new dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. The first dividend declared under this policy was a cash dividend of $0.15 per share for the first quarter of 2020, which was paid on February 21, 2020 to shareholders of record as of the close of business on February 5, 2020. The dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy.

Business Strategy

Since our initial public offering (IPO) in February of 2012, we have steadily grown our banking presence to diversify our earnings and mitigate the impact of the earnings volatility of our mortgage banking business. As a part of our growth strategy we opened several de novo retail deposit branches between 2012 and 2019 to expand our branch network and increase our core deposit base, while also expanding our offerings of community banking products and services. We have focused our de novo branch openings branches in markets that we believe are underserved by community banks. From 2012 to 2015, we opened 10 de novo branches in the greater Seattle area. In 2016, we added six de novo branches in San Diego, Hawaii and Eastern Washington, and in 2017 we opened three de novo branches in Southern California, Eastern Washington and the greater Seattle area. In 2018, we added three de novo branches in the Puget Sound area. In 2019, we added two de novo branches in Northern California. Overall, from our IPO through December 31, 2019, we have added 24 de novo branches and acquired nine branches. At the same time, we grew and diversified the Bank through acquisitions of whole banks and retail deposit branches in attractive growth markets on the West Coast to increase our scale in existing markets, enter new markets and add to or acquire additional professionals for our commercial and consumer lending teams. Between 2013 and 2019, we acquired four banks, expanding our network in Eastern Washington and Southern California, and nine individual branches to complement our existing networks in Washington, Oregon and California. We believe that our acquisitions have accelerated our growth of interest-earning commercial banking assets, strengthened our core deposit base, increased our geographic diversification and added experienced commercial and consumer banking professionals in key target markets.

In 2019, we took additional steps to rebalance the mix of our business toward commercial and consumer banking by significantly reducing our presence in the mortgage banking industry. In late 2018 and early 2019 our Board of Directors reviewed the challenges that confronted our former single family Mortgage Banking segment and the mortgage industry in general and determined that it would be in the best interests of the Company and its shareholders to explore a potential sale of the home loan center ("HLC")-based single family mortgage origination business and related MSRs. These challenges included substantially lower origination volume due to changes in market interest rates resulting in lower revenue and increased regulations on loan underwriting and loan disclosures resulting in higher mortgage origination costs. Additionally, a persistently flat yield curve by historical standards made hedging the change in value of our MSRs less effective, thereby reducing our risk management results. The decision to exit the HLC-based mortgage banking business aligned with our long-term strategic goal of reducing the impact of this cyclical and volatile earnings stream and was made only after we felt we had substantially exhausted opportunities to improve the performance of the now former Mortgage Banking segment. Following this determination, the Board approved a plan to sell the Bank’s stand-alone home loan centers and related mortgage servicing rights, which was accomplished in three separate transactions. Our legacy Mortgage Banking segment was discontinued effective March 31, 2019 when the Bank's Board of Directors adopted a plan of exit or disposal of our HLC-based mortgage banking business.

On March 29, 2019, HomeStreet Bank successfully closed and settled two separate sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balances of single family mortgage loans for Fannie Mae, Freddie Mac and Ginnie Mae, representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The Company finalized the servicing transfer for these loans to their respective buyers in the second and third quarters of 2019 and subserviced the loans until the transfer date.

In April 2019, the Bank entered into an agreement with Homebridge Financial Services Inc ("Homebridge") to sell substantially all of the assets of the HLC-based mortgage origination business and transfer related personnel to Homebridge. In a series of closings in June and July 2019, the bank sold substantially all of the assets associated with the 47 HLC, satellite and fulfillment offices and facilitated the transfer of 464 related mortgage personnel. Homebridge paid the net book value of the acquired assets, which was approximately $4.9 million, plus a premium of $1.0 million, which was reduced by $1.5 million for reimbursement by HomeStreet of certain transaction expenses incurred by Homebridge, as well as the assumption of certain home loan center and fulfillment office lease obligations. Additionally, in June 2019, we closed the remaining four stand-alone HLCs that were not sold to Homebridge, which left us with no remaining stand-alone single family residential lending centers.

In order to further reduce the Company’s exposure to the mortgage business and solidify its focus on commercial and consumer banking, in November 2019, we completed the sale of our ownership interest in WMS Series, LLC, an affiliated business arrangement that we had partially owned with various members of Windermere Real Estate Company franchises that operates a single family mortgage origination business from certain Windermere offices under the name Penrith Home Loans.
The assets sold or abandoned largely represented the majority of the Company's prior Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans. The Bank has continued to originate mortgages through its bank locations, online banking and affinity lending relationships.

Any remaining activity for these HLCs, along with certain other mortgage banking-related assets and liabilities that are expected to be sold or abandoned, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain remaining components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not sold as part of the MSR sales described above and our remaining single-family mortgage origination and servicing business, have been classified as continuing operations.

Our legacy Mortgage Banking segment was discontinued effective March 31, 2019 when the Bank's Board of Directors adopted a plan of exit or disposal of our HLC-based mortgage banking business. Thus, discontinued operations reported in the first quarter of 2019 included our entire mortgage banking business as did all comparative periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated revenues and expenses were reported as part of the Company’s continuing operations beginning in the second quarter of 2019.

After the successful 2019 sale of our home loan center-based mortgage origination business and servicing rights, our strategy continues to be growing our commercial and consumer banking business and diversifying our earnings. Included in our strategy is a focus on efficiency and profitability which has resulted in substantial organizational and operational changes, reflecting our more simplified business structure and lower growth goals.

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

While we continue to focus on growing and strengthening our commercial banking business, we have suspended future de novo deposit branch openings while we execute our strategy of improving efficiency and overall profitability.

Our market focus is concentrated primarily in the major metropolitan markets in the Western United States, which are characterized by larger populations, lower unemployment and generally higher growth than many other metropolitan areas. These markets are the Seattle / Puget Sound and eastern areas of Washington, the Portland, Oregon area, the Hawaiian Islands, the San Francisco Bay Area of California, and Southern California, including Los Angeles, Orange, Riverside, and San Diego Counties. We believe there is a significant opportunity for a well-capitalized, community-focused bank to compete effectively in West Coast markets, especially those that are not well served by existing community banks. Our strategy is to offer responsive and personalized service while providing a full range of financial services to small- and middle-market commercial and consumer customers, to build loyalty and grow market share, both organically in our existing locations and teams opportunistically through strategic acquisitions.

In 2019, following the reduction of our mortgage banking business we took steps to improve productivity and reduce total corporate expenses, reflecting the substantial reduction in the size and complexity of our operations and our lower growth plan going forward. Since the second quarter of 2019, we have been working with an outside consulting firm that specializes in bank efficiency on an enterprise-wide profitability improvement project. The goal of this project is to analyze and improve all of our corporate expenses and business line processes, including contract terms, occupancy and technology costs, organization and staffing improvements, and other cost savings and efficiency proposals. The project includes the following initiatives:

•	Simplify the organizational structure by reducing management levels and management redundancy

•	Consolidate similar functions currently residing in multiple organizations

•	Renegotiate, where possible, our technology contracts

•	Identify and eliminate redundant or unnecessary systems and services

•	Rationalize staffing levels to recognize the significant changes in work volumes and Company growth rates

•	Eliminate excess occupancy costs consistent with reduced personnel

We began executing on the efficiency initiatives in the third quarter of 2019 and expect these reductions and enhancements will continue through 2020 and beyond.

Market and Competition

We view our market as the major metropolitan coastal areas of the Western United States, including Hawaii. These metropolitan areas share a number of key demographic factors that are characteristic of growth markets, such as large and growing populations with above-average household incomes, a significant number of large and mid-sized companies, and diverse economies. These markets all share large populations that we believe are underserved due to the rapid consolidation of community banks since the financial crisis. We believe these markets can be well served by a strong regional bank like ours that is focused on providing consumers and businesses with quality customer service and a competitive array of deposit and lending products.

As of December 31, 2019, we operated 62 full service bank branches in the State of Washington, Northern California, Southern California, the Portland, Oregon area and the State of Hawaii, as well as four primary stand-alone commercial lending centers located in Central Washington, Southern California, Boise, Idaho, and Salt Lake City, Utah.

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

Employees

As of December 31, 2019, we employed 1,071 full-time equivalent employees, compared to 2,036 full-time equivalent employees at December 31, 2018.

Where You Can Obtain Additional Information

We file annual, quarterly, current and other reports with the Securities and Exchange Commission (the "SEC"). We make available free of charge on or through our website http://www.homestreet.com all of these reports (and all amendments thereto), as soon as reasonably practicable after we file these materials with the SEC. Please note that the contents of our website do not constitute a part of our reports, and those contents are not incorporated by reference into this Form 10-K or any of our other securities filings. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information that we file or furnish electronically with the SEC.

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
Our operations and earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. In addition to its role as the regulator of bank holding companies, the Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary and fiscal policy including, among other things, actions taken in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits in various ways, including through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which banks are subject. From December 2015 through December 2018, the Federal Reserve increased short-term interest rates nine times. Since the beginning of 2019, however, the Federal Reserve has lowered short-term interest rates four times. We cannot predict the ultimate impact of these rate changes on the economy or our institution, or the nature or impact of future changes in monetary policies of the Federal Reserve.
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
Capital / Source of Strength
During 2015, the Company was a savings and loan holding company and as such became subject to capital requirements under the Dodd-Frank Act, beginning in 2015. Following its conversion in 2016 to a bank holding company that has elected to be a financial holding company, the Company continues to be subject to these capital requirements. See "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements."

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

•	more than 5.0% of any class of the voting shares of a non-subsidiary depository institution or a holding company subject to certain exceptions; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's bank subsidiary that is approved by the FDIC).
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

Guidance on Sound Incentive Compensation Policies. The Federal banking regulators have adopted the Sound Incentive Compensation Policies Final Guidance (the "Final Guidance") designed to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization. The Final Guidance applies to senior executives and others who are responsible for oversight of our company-wide activities and material business lines, as well as other employees who, either individually or as a part of a group, have the ability to expose the Bank to material amounts of risk.
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
Washington law also governs numerous corporate activities relating to the Bank, including the Bank's ability to pay dividends, to engage in merger activities and to amend its articles of incorporation, as well as limitations on change of control of the Bank. Under Washington law, the board of directors of the Bank generally may not declare a cash dividend on its capital stock in an amount greater than its retained earnings without the approval of the WDFI. This restriction is in addition to restrictions imposed by federal law. Mergers involving the Bank and sales or acquisitions of its branches are generally subject to the approval of the WDFI. No person or entity may acquire control of the Bank until 30 days after filing a notice or an application with the WDFI, which has the authority to disapprove the notice or application. Washington law defines "control" of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25.0% or more of the outstanding stock or voting power of the entity. Any amendment to the Bank's articles of incorporation requires the approval of the WDFI.
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
The Bank is a member of the Deposit Insurance Fund ("DIF") administered by the FDIC, which insures customer deposit accounts. The amount of federal deposit insurance coverage is $250,000, per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments.
In order to maintain the DIF, member institutions, such as the Bank, are assessed insurance premiums. The Dodd-Frank Act required the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. As required by the Dodd-Frank Act, assessments are now based on an insured institution's average consolidated assets less tangible equity capital.
Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered. As of December 31, 2019, the Bank's assessment rate was 4.96 basis points on average assets less average tangible equity capital.
In addition, in the past, all FDIC-insured institutions were required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. The last of these obligations matured in 2019 and accordingly, FDIC-insured institutions are no longer required to make payments related to the obligations.
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
Capital Simplification Rule

Following the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") in May 2018, the federal banking regulators (including the FDIC and the Federal Reserve) issued a new rule, the Community Bank Leverage Ratio ("CBLR"), intended to simplify capital rules for certain community banks and their holding companies. Qualifying community banking organizations can elect to be under a new capital framework rather than the current capital framework. The new rule is effective beginning in 2020. We have elected to remain under the existing capital framework rather than under the new CLBR framework. Qualifying community banks have the right to opt into and out of the CLBR framework at any time and for any reason.

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
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than five percent of the credit risk of the mortgages or other assets and that the securitizer not hedge or otherwise transfer the risk it is required to retain. Generally, the implemented regulations provide various ways in which the retention of risk requirement can be satisfied and also describes exemptions from the retention requirements for various types of assets, including mortgages.

Volcker Rule

Certain provisions of the Dodd-Frank Act are commonly known as the "Volcker Rule." Subject to certain exceptions, the Volcker Rule generally prohibits banks and affiliated companies from engaging in proprietary trading of certain securities, derivatives, commodity futures and options on those instruments, for their own account. The Volcker Rule also imposes restrictions on banks and their affiliates from acquiring or retaining an ownership interest in, sponsoring or having certain other relationships with hedge funds or private equity funds.
Section 203 of the EGRRCPA amends the Volker Rule to exempt any institution that does not have, or is not controlled by a company that has, more than $10 billion in total consolidated assets and total trading assets and liabilities that are more than five percent of total consolidated assets. As a result, the Bank is exempt from the Volker Rule until such time that its assets exceed $10 billion or its total trading assets and liabilities are more than five percent of total consolidated assets.
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
Reserve Requirements
The Bank is subject to Federal Reserve regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally required in 2019 that reserves be maintained as follows:

•	Net transaction accounts up to $16.3 million are exempt from reserve requirements.

•	A reserve of 3.0% for transaction accounts over $16.3 million up to $124.2 million.

•	A reserve of 10% for any transaction accounts over $124.2 million.
In 2020, the regulations generally require that reserves be maintained as follows:

•	Net transaction accounts up to $16.9 million are exempt from reserve requirements.

•	A reserve of 3.0% of the aggregate is required for transaction accounts over $16.9 million up to $127.5 million.

•	A reserve of 10% is required for any transaction accounts over $127.5 million.

Federal Home Loan Bank System
The Federal Home Loan Bank system consists of 11 regional Federal Home Loan Banks. Among other benefits, each of these serves as a reserve or central bank for its members within its assigned region. Each of the Federal Home Loan Banks makes available loans or advances to its members in compliance with the policies and procedures established by its board of directors. The Bank is a member of the Federal Home Loan Bank of Des Moines (the "Des Moines FHLB"). As a member of the Des Moines FHLB, the Bank is required to own stock in the Des Moines FHLB. As of December 31, 2019, we owned $22.4 million of stock in the FHLB based on this obligation.
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
Dividends
Dividends from the Bank constitute an important source of funds for dividends that may be paid by the Company to shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position and is limited by federal and state laws. Under Washington law dividends on the Bank's capital stock generally may not be paid in an amount greater than its retained earnings without the approval of the WDFI.
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
Bank Secrecy Act and USA Patriot Act
The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank Secrecy Act requires financial institutions, including the Bank, to meet certain customer due diligence requirements, including obtaining a certification from the individual opening the account on behalf of the legal entity that identifies the beneficial owner(s) of the entity. The purpose of these requirements is to enable the Bank to be able to predict with relative certainty the types of transactions in which a customer is likely to engage which should in turn assist in determining when transactions are potentially suspicious.
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
The Dodd-Frank Act established the Bureau of Consumer Financial Protection ("CFPB") as a new independent bureau that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority regarding such laws with respect to banks with assets of more than $10 billion.
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
The Dodd-Frank Act contains provisions further regulating payment card transactions. The Dodd-Frank Act required the Federal Reserve to adopt regulations limiting any interchange fee for a debit transaction to an amount which is "reasonable and proportional" to the costs incurred by the issuer. The Federal Reserve has adopted final regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion.
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

Beginning in the second quarter of 2019, following the divestiture of our HLC-based mortgage business, we turned our focus to improving corporate efficiency in our continuing operations and implementing cost cutting measures across the organization, including setting goals for cost savings based on reductions in technology expenses and personnel as well as organizational restructuring. In the first quarter of 2020 we revised our previously disclosed expectations for the timeline on which we expect to meet these goals. We believe that we will be able to meet most if not all of these goals and now expect to substantially complete implementation of the related cost-cutting and efficiency measures before the end of the third quarter of 2021. However, we can offer no assurances that all of the cost cutting measures identified can be fully implemented, that the implementation can be completed within that time frame, or that other developments will not arise in the interim to make these cost cutting measures less feasible or have less impact on the efficiency of the organization. We may not be successful in renegotiating contracts for technology services, which may limit our ability to effectively cut costs in that area. We may incur additional unexpected costs as a part of the process which may lower the benefit of the cost cutting initiatives. If the cost cutting initiatives take longer to implement, if we are not able to implement them on the scale we anticipate, or if developments occur that limit or offset those cost savings in whole or in part, we may not be able to meet the efficiency and cost reduction goals we have set for the Company on the projected timeline or at all, which could adversely impact our overall results of operations and our stock price. We may not be successful in reducing our overall expenses and improving our efficiency ratio to the level of our peers in the near term, or at all.

Our recent and proposed stock repurchases may not enhance our long-term shareholder value.
In the second quarter of 2019, we began repurchasing shares of our outstanding common stock in open market transactions pursuant to a series of stock repurchase plans that were approved by the Board of Directors of the Company, as well as a one time negotiated transaction with an investor group in the third quarter of 2019. Through December 31, 2019 we repurchased an aggregate 3,187,259 shares for a total return to shareholders of approximately $98.5 million in capital. In January 2020, the Board of Directors authorized an additional stock repurchase plan, conditioned on approval or non-objection from our regulators, which was recently obtained, of up to $25 million in additional outstanding shares of our common stock, negotiated transactions and otherwise, which we expect to begin in the first quarter of 2020. In February the Board increased the authorization by an additional $10 million conditional on the non-objection of our regulators. Assuming no objections from our regulators for the additional repurchase authorization, we expect to commence repurchases in the first or second quarter of 2020. While the intent of the repurchases is to return capital to shareholders to improve the long-term value of our stock, we cannot be assured that our stock repurchase programs will actually enhance long-term shareholder value. Repurchases pursuant to our stock repurchase programs may affect our stock price and increase its volatility in the short term, and the existence of a stock repurchase program may also cause our stock price to be higher than it would be in the absence of such a program and potentially may have reduced the market liquidity for our stock during the time the plan is in effect. Additionally, repurchases under our stock repurchase program have reduced our equity and regulatory capital ratios, which could impact our ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term shareholder value, in the short term our stock price may fluctuate and shareholders may not immediately see an increase to the value of their holdings.

If we are not able to retain or attract key employees, we could experience a disruption in our ability to implement our strategic plan which would have a material adverse effect on our business.
The Company is going through a time of transition: in 2019 we divested our HLC-based mortgage business and have continued since that time to significantly reduce our employee headcount, slow the growth of our continuing operations and implement steps aimed at improving our profitability and efficiency. These transitions have resulted in some uncertainty among our continuing employees because we have also eliminated a number of corporate positions in order to improve the efficiency of our remaining operations and reduce our overhead expenses, which may cause some employees who we would want to retain, either in the near-term or long-term, to seek other opportunities. If a key employee or a substantial number of employees depart whom we were seeking to retain, it may negatively impact our ability to conduct business as usual. The low unemployment rates in many of our primary job markets, including Seattle, may leave us especially vulnerable to the loss of these employees. Similarly, this uncertainty may make it more challenging for us to attract and retain qualified and desirable candidates to fill open positions at the Company. The loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

Changes in interest rates, competition in our industry, operational costs and other factors beyond our control may adversely impact our profitability.

Factors outside of our control, including changing interest rate environments, regulatory decisions, increased competition, a flattening yield curve and other forces of market volatility, can have a significant impact on our financial condition and results of operations, including decreasing net interest income, decreasing profitability, increasing the cost of loan origination and adversely impacting our hedging strategies. For instance, the declining interest rate environment in the third quarter of 2019, which resulted in a temporary inversion of the yield curve, had an adverse impact on our net interest margin. Lower rates prompted an increase in loan prepayments, which reduced the overall yield of our loan portfolio because higher interest loans were replaced with loans originated with lower interest rates, impacting our results of operations. On the other hand, increases in interest rates in 2018, combined with other factors, negatively impacted our origination volume, especially with respect to single family mortgages. While we are subject to these market forces, we do not have any control over them and may not be able to predict changes that could have a significant impact on us.

We may incur significant losses as a result of ineffective hedging of interest rate risk related to our loans sold with retained servicing rights.

Both the value of our single family mortgage servicing rights, or MSRs, and the value of our single family loans held for sale change due to market forces including, among other things, fluctuations in interest rates that can impact the changing expectations of mortgage prepayment activity and speed. To mitigate potential losses of fair value of single family loans held for sale and MSRs related to changes in interest rates, we actively hedge this risk with financial derivative instruments. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our single family loans held for sale and MSRs, and our hedging activities may be impacted by unforeseen or unexpected changes. Therefore, our hedging activities may be insufficient or fail to reduce the impact of interest rate fluctuations on single family loans held for sale and MSRs.

Natural disasters or impacts of a pandemic in our geographic markets may negatively impact our financial results.

Our primary markets are located in geographic regions that are at risk for earthquakes, wildfires, volcanic eruptions, floods, mudslides, outbreaks, epidemics, pandemics and other natural disasters. Certain communities in our markets have suffered significant losses from natural disasters, including devastating wildfires in California, Oregon and Washington, and volcanic eruptions and hurricanes in Hawaii. While the impacts of these natural disasters on our business have not been material to date, we have in the past had temporary office closures during these events and certain of our customers have experienced losses from these events.

In addition, our headquarters are located in King County, Washington, which has seen a higher initial infection and fatality rate from the COVID-19 virus than the rest of the United States, and most of our branches are located in states where cases of COVID-19 have already been identified. We may experience impacts from quarantines, market downturns and changes in consumer behavior related to pandemic fears and impacts on our workforce if the virus becomes widespread in any of our markets. We cannot predict the full impact of COVID-19 or any other future global pandemic on our business, but we could suffer financial losses as a result of the crisis. In addition, downturns in the global market related to pandemic fears could result in a lowering of interest rates as a stimulus to boost consumer spending, which could further negatively impact our results of operations.

If the COVID-19 pandemic becomes more pronounced in our markets, or if a more significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience an adverse financial impact due to office closures and market changes. In addition, our financial results could be impacted due to an inability of our customers to meet their loan commitments in a timely manner because of their losses, including a decrease in revenues for certain businesses in areas impacted by quarantines during a pandemic or other changes in consumer behavior, a reduction in housing inventory due to losses caused by natural disaster, and negative impacts to the local economy as it seeks to recover from these disasters.

Our business is geographically confined to certain metropolitan areas of the Western United States, and events and conditions that disproportionately affect those areas may pose a more pronounced risk for our business.

Although we presently have retail deposit branches in four states, with lending offices in these states and two others, a substantial majority of our revenues are derived from operations in the Puget Sound region of Washington, the Portland, Oregon metropolitan area, the San Francisco Bay Area, and the Los Angeles, Orange County, Riverside and San Diego metropolitan areas in Southern California. All of our markets are located in the Western United States. Each of our primary markets is subject to various types of natural disasters, and many have experienced disproportionately significant economic volatility compared to the rest of the United States in the past. In addition, many of these areas have experienced a constriction in the availability of houses for sale in recent periods as new home construction has not kept pace with population growth in our primary markets, in part due to limitations on permitting and land availability. Economic events or natural disasters that affect the Western United States and our primary markets in that region, may have an unusually pronounced impact on our business. Because our operations are not more geographically diversified, we may lack the ability to mitigate those impacts from operations in other regions of the United States.

The significant concentration of real estate secured loans in our portfolio has had a negative impact on our asset quality and profitability in the past and there can be no assurance that it will not have such impact in the future.

A substantial portion of our loans are secured by real property. Our real estate secured lending is generally sensitive to national, regional and local economic conditions, making loss levels difficult to predict. Declines in real estate sales and prices, significant increases in interest rates, unforeseen natural disasters and a decline in prevailing economic conditions may result in higher than expected loan delinquencies, foreclosures, problem loans, other real estate owned ("OREO"), net charge-offs and provisions for credit and OREO losses. Although real estate prices are currently stable in the markets in which we operate, if market values decline significantly, as they did in the last recession, the collateral for our loans may provide less security and reduce our ability to recover the principal, interest and costs due on defaulted loans. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

Our internal controls over financial reporting are intended to ensure we maintain accurate records, promote the accurate and timely reporting of our financial information, maintain adequate control over our assets, and detect unauthorized acquisition, use or disposition of our assets. Effective internal and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud, and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be harmed.

As part of our ongoing monitoring of internal controls, from time to time we have discovered deficiencies in our internal controls that have required remediation. In the past, these deficiencies have included "material weaknesses," defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the new accounting standard promulgated by the Financial Accounting Standards Board (“FASB”), regarding the recognition of credit losses. This standard makes significant changes to the accounting and disclosures for credit losses on financial instruments recorded on an amortized cost basis, including our loans held for investment. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of allowances for loan losses that are based on probable and incurred losses over a short-term horizon. As it is a new model, we do not yet have experience with it and how it may perform in different business cycles or changes to our loan portfolio. The new methodology is likely to be much more sensitive to changes in inputs such as economic forecasts and other factors which may cause significant impact on the allowance, and could create volatility in the loan loss provision and net income particularly in periods of downturn. Regulators may impose additional capital buffers to absorb this volatility. Moreover, with the new model we have risk of complying with the new accounting standard which are still subject to review by our auditors and regulators.

In addition, as we acquired new operations, we added to our books the loans previously held by the acquired companies or related to the acquired branches, including loans acquired from Silvergate Bank in March 2019. If we make additional acquisitions in the future, we may bring additional loans originated by other institutions onto our books. Although we review loan quality as part of our due diligence in considering any acquisition involving loans, the addition of such loans may increase our credit risk exposure, require an increase in our allowance for credit losses, and adversely affect our financial condition, results of operations and cash flows stemming from losses on those acquired loans.

Uncertainty relating to the London Interbank Offered Rate (LIBOR) calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, selected a new index calculated by short-term repurchase agreements, backed by Treasury securities (SOFR) to replace LIBOR. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed government securities, it will be a rate that does not take into account bank credit risk (which is different for LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale, mortgage servicing rights related to single family loans and single family loans held for sale. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that use observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available, or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex because we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet. From time to time, we may choose to retire or replace existing financial models and reassess assumptions underlying the models, which may impact our valuation estimates.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. When interest rates change, the cost of our funding may change at a different rate than our interest income, which may have a negative impact on our net interest income and, in turn, our financial results. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

Our management of capital could adversely affect profitability measures and the market price of our common stock and could dilute the holders of our outstanding common stock.

Since our IPO in 2012, we have maintained our capital ratios at a level that is higher than regulatory minimums. We may choose to have lower capital ratios in the future in order to take advantage of growth opportunities, including acquisition and organic loan growth, to return additional capital to our shareholders or in order to take advantage of a favorable investment opportunity. On the other hand, we may again in the future elect to raise capital through a sale of our debt or equity securities in order to have additional resources to pursue our growth, including by acquisition, fund our business needs and meet our commitments, or as a response to changes in economic conditions that make capital raising a prudent choice. In the event the quality of our assets or our economic position were to deteriorate significantly, as a result of market forces or otherwise, we may also need to raise additional capital in order to remain compliant with capital standards.

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

We completed four whole-bank acquisitions and acquired nine stand-alone branches between September 2013 and December 31, 2019, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future, including risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

In 2019, we sold a substantial portion of our MSRs related to our large scale mortgage business, which may increase our exposure to these risks in the short term due to the volume of MSR sales outside of our historical ordinary course of business.

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

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. For example, unexpected increases in interest rates can result in a higher percentage of rate lock customers closing loans, which would in turn increase our costs relative to income. On the other hand, decreases in interest rates may increase loan prepayment speeds, resulting in an overall decrease in the yield of our loan portfolio, and may have a negative impact on our net interest margins and results of operations. Changes in interest rates over the past year have impacted our business. Rising interest rates in 2018 reduced our mortgage revenues by reducing the market for refinancing, thereby negatively impacting demand for certain of our residential loan products and the revenue realized on the sale of loans and our noninterest income and, to a lesser extent, our net interest income. Subsequently, decreasing interest rates in 2019 negatively impacted our net interest margin while also reducing the overall yield of our loans held for investment portfolio because existing loans bearing higher interest rates were prepaid at a faster rate and replaced in the portfolio with lower interest rate loans.

Market volatility in interest rates also can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.

Our earnings are also dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings and may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In addition, changes to market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans.

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

We have significantly decreased our home loan mortgage origination capacity with our new business model which may limit our ability to increase our volume significantly in the event of a significant improvement in the mortgage market.

Due to increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale, which is especially acute in our primary markets, we experienced a significant reduction in the overall number of mortgage products being purchased in the past two to three years as compared to prior periods. In response to those market conditions, in 2019 we sold or divested substantially all of the assets related to our stand alone home loan center-based mortgage origination business, including a significant portion of our mortgage servicing rights portfolio originated through those channels. We facilitated the transfer of a significant number of our related employees to the purchaser of those assets and terminated a number of other related positions. We also sold our interest in WMS Series LLC, an affiliated entity owned by us and Windermere Real Estate which originated single family loans that were generally immediately sold to HomeStreet pursuant to a correspondent purchase arrangement. Our branch based mortgage business which commenced operations on April 1, 2019 is significantly smaller than our legacy HLC based mortgage origination business. If the mortgage market were to significantly improve, we would not have the capacity to originate mortgages to the volume levels we have had in recent years, which would limit our ability to capitalize on that market.

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

The stock markets in general experience substantial price and trading fluctuations. Such changes may create volatility in the market as a whole or in the stock prices of securities related to particular industries or companies that are unrelated or disproportionate to changes in operating performance of the Company. Such volatility may have an adverse effect on the trading price of our common stock.

A decline in certain economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.

We generate revenue from the interest and fees we charge on the loans and other products and services we sell. A substantial amount of our revenue and earnings comes from the net interest income and noninterest income that we earn from our commercial lending and mortgage banking businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. A prolonged period of slow growth or a pronounced decline in the U.S. economy, or any deterioration in general economic conditions and/or the financial markets resulting from these factors, or any other events or factors that may signal a return to a recessionary economic environment, could dampen consumer confidence, adversely impact the models we use to assess creditworthiness, and materially adversely affect our financial results and condition. A downturn in the economy and an increase in unemployment, which also would likely result in a decrease in consumer and business confidence and spending, may lead to a drop in demand for our credit products, including our mortgages, which will reduce our net interest income and noninterest income and our earnings. Significant and unexpected market developments may also make it more challenging for us to accurately forecast our expected financial results.

A change in federal monetary policy could adversely impact our revenues from lending activities.

The Federal Reserve Board is responsible for regulating the supply of money in the United States, and as a result, its monetary policies strongly influence our costs of funds for lending and investing, as well as the rate of return we are able to earn on those loans and investments, both of which impact our net interest income and net interest margin. Changes in interest rates may increase our cost of capital or decrease the income we receive from interest bearing assets. Asymmetrical changes in short term and long-term interest rates may result in a more rapid increase in the costs related to interest-bearing liabilities such as FHLB advances and interest-bearing deposit accounts without a correlated increase in the income from interest-bearing assets which are typically more sensitive to long-term interest rates. The Federal Reserve Board's interest rate policies can also materially affect the value of financial instruments we hold, including debt securities, MSRs and derivative instruments used to hedge against changes in the value of our MSRs. These monetary policies can also negatively impact our borrowers, which in turn may increase the risk that they will be unable to pay their loans according to the terms or be unable to pay their loans at all. We have no control over the Federal Reserve Board’s policies and cannot predict when changes are expected or what the magnitude of such changes may be.

A portion of our revenue is derived from residential mortgage lending which is a market sector that experiences significant volatility.

Historically, a substantial portion of our consolidated net revenues (net interest income plus noninterest income) have been derived from originating and selling residential mortgages. While we have recently significantly decreased the size of our residential mortgage business through the sale of our HLC-based mortgage business and our interest in WMS Series LLC, we expect to continue to offer mortgage lending on a smaller scale, and therefore will remain subject to the volatility of that market sector. Residential mortgage lending in general has experienced substantial volatility in recent periods due to changes in interest rates, a significant lack of housing inventory caused by an increase in demand for housing at a time of decreased supply in our principal markets, and other market forces beyond our control. Lack of housing inventory limits our ability to originate purchase mortgages because it may take longer for loan applicants to find a home to buy after being pre-approved for a loan, which results in the Company incurring costs related to the pre-approval without being able to book the revenue from an actual loan. In addition, interest rate changes may result in lower rate locks and higher closed loan volume which can negatively impact our financial results because we book revenue at the time we enter into rate lock agreements after adjusting for the estimated percentage of loans that are not expected to actually close, which we refer to as "fallout." When interest rates rise, the level of fallout as a percentage of rate locks declines, which results in higher costs relative to income for that period, which may adversely impact our earnings and results of operations. In addition, an increase in interest rates may materially and adversely affect our future loan origination volume, margins, and the value of the collateral securing our outstanding loans, may increase rates of borrower default, and may otherwise adversely affect our business.

We may incur losses due to changes in prepayment rates.

Our loan servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of loans generally may be impacted by changes in interest rates and general economic conditions while residential mortgage loans also may be influenced by pressures in the local real estate markets, among other things. During periods of declining interest rates, or increases in real estate values, many borrowers refinance their loans. Changes in prepayment rates are therefore difficult for us to predict. The loan servicing fee income (related to the loan servicing rights corresponding to a loan) decreases as loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of loan servicing rights to decrease along with the amount of loan servicing income received. In the first quarter of 2019, we sold a significant portion of our mortgage servicing rights, however we continue to be exposed to such risks on a smaller scale with respect to the servicing rights we expect to retain going forward.

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

In addition to RESPA compliance, the Bank is also subject to the CFPB's Final Integrated Disclosure Rule, commonly known as TRID, which became effective in October 2015. Among other things, TRID requires lenders to combine the initial Good Faith Estimate and Initial Truth in Lending disclosures into a single new Loan Estimate disclosure and the HUD-1 and Final TIL disclosures into a single new Closing Disclosure. The definition of an application and timing requirements has changed, and a new Closing Disclosure waiting period has been added. These changes, along with other changes required by TRID, require significant systems modifications, process and procedure changes. Failure to comply with these new requirements may result in payment of restitution to customers for disclosure defects, regulatory penalties for disclosure and other violations under RESPA and the Truth In Lending Act ("TILA"), and private right of action under TILA, and may impact our ability to sell or the price we receive for certain loans.

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

Federal, state and local laws have been adopted that are intended to eliminate certain practices considered "predatory" or "unfair and deceptive". These laws prohibit practices such as steering borrowers away from more affordable products, failing to disclose key features, limitations, or costs related to products and services, failing to provide advertised benefits, selling unnecessary insurance to borrowers, repeatedly refinancing loans, imposing excessive fees for overdrafts, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans or engage in deceptive practices, but these laws and regulations create the potential for liability with respect to our lending, servicing, loan investment, deposit taking and other financial activities. As a company that originates single family mortgage loans, we also, inherently, have a significant amount of risk of noncompliance with fair lending laws and regulations. These laws and regulations are complex and require vigilance to ensure that policies and practices do not create disparate impact on our customers or that our employees do not engage in overt discriminatory practices. Noncompliance can result in significant regulatory actions including, but not limited to, sanctions, fines or referrals to the Department of Justice and restrictions on our ability to execute our growth and expansion plans. If we offer products and services to customers in additional states, we may become subject to additional state and local laws designed to protect consumers. The additional laws and regulations may increase our cost of doing business and ultimately may prevent us from making certain loans, offering certain products, and may cause us to reduce the average percentage rate or the points and fees on loans and other products and services that we do provide.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, price risk, interest rate risk, operational risk, legal and compliance risk, strategic risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, our business financial condition and results of operations could be materially adversely affected, and we could be subject to regulatory criticism or restrictions.

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

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Capital Management" as well as "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements" in this Annual Report on Form 10-K. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debt, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. In the first quarter of 2020, the Board of Directors adopted a policy to pay quarterly dividends to holders of our common stock, however, the declaration of such dividends in any quarter as well as the amount of any quarterly dividend remains subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

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

We lease principal offices, which are located in downtown Seattle at 601 Union Street, Suite 2000, Seattle, WA 98101. This lease provides sufficient space to conduct the management of our business. The Company conducts its Commercial and Consumer Banking activities in locations in Washington, California, Oregon, Hawaii, Idaho, and Utah. As of December 31, 2019, we operated in four primary commercial lending centers, 62 retail deposit branches, and one insurance office. As of such date, we also operated three facilities for the purpose of administrative and other functions in addition to the principal offices: a call center and operations support facility located in Federal Way, Washington; a loan fulfillment center in Lynnwood, Washington, and an operations support center in Spokane, Washington. Of these properties, we own five of the retail deposit branches, the call center and operations support facility in Federal Way and we own 50% of a retail branch through a joint venture. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

As of March 2, 2020, there were 2,326 shareholders of record of our common stock.

Dividend Policy

In January 2020 HomeStreet's Board of Directors approved a new dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. The first dividend declared under this policy was a cash dividend of $0.15 per share for the first quarter of 2020, which was paid on February 21, 2020 to shareholders of record as of the close of business on February 5, 2020. The dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy.

While the adoption of a quarterly dividend policy by the Board of Directors indicates the intention of the Board of Directors to consider a quarterly dividend going forward, our ability to pay dividends to shareholders is dependent on many factors, including those cited in the dividend policy as well as the Bank's ability to pay dividends to the Company. The Bank’s ability to pay dividends will be limited to the extent necessary for the Bank to meet the regulatory requirements of a "well-capitalized" bank or other formal or informal guidance communicated by our principal regulators. See "Business Regulation and Supervision - Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements." Therefore, we cannot assure that we will be able to continue to pay a regular dividend in any future period.

Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2019.

Purchases of Equity Securities by the Issuer

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended December 31, 2019, were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased (1)	Average price paid per share of common stock (2)	Total number of shares purchased as part of publicly announced plan	Dollar value of remaining authorized for repurchase (3)
October	—	$—	—	$25,000
November	363,838	31.53	363,443	13,542
December	167,961	32.63	167,815	8,067
Total	531,799	$31.87	531,258

(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock units.
(2) Excludes commissions cost.
(3) Stock repurchases in the fourth quarter of 2019 were made pursuant to a Board authorized share repurchase program approved on September 26, 2019 pursuant to which the Company could purchase up to $25.0 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.In the first quarter of 2020, the Board authorized additional share repurchase programs pursuant to which the Company can repurchase up to an additional $35 million of its common stock at prevailing market rates.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Russell 2000 Index (RUT) and the KBW Regional Banking Index (KRX). The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of HomeStreet, Inc., the Russell 2000 Index, the KBW Regional Banking Index and data for HomeStreet, Inc., the Russell 2000 Index and the KBW Regional Banking Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto appearing at Item 8 of this Form 10-K.

The following table sets forth selected historical consolidated financial and other data for each of the periods ended as described below. The selected historical consolidated financial data as of December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017 have been derived from, and should be read together with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2017, 2016 and 2015 and for each of the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements for those years, which are not included in this Form10-K. Certain prior period amounts have been reclassified to conform to the current year's presentation, including discontinued operations. You should read the summary selected historical consolidated financial and other data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto, which are included elsewhere in this Form 10-K. We have prepared our unaudited information on the same basis as our audited consolidated financial statements and have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in that information.

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2019	2018	2017	2016	2015

Income statement data (for the period ended):
Net interest income	$189,390	$189,963	$174,541	$154,015	$120,020
(Reversal) provision for credit losses	(500)	3,000	750	4,100	6,100
Noninterest income	74,432	36,533	42,597	35,683	29,367
Noninterest expense	215,614	195,241	190,614	178,029	156,293
Income (loss) from continuing operations before income taxes	48,708	28,255	25,774	7,569	(13,006)
Income tax expense (benefit) from continuing operations	7,988	2,032	(16,894)	3,503	(8,882)
Income (loss) from continuing operations	40,720	26,223	42,668	4,066	(4,124)
(Loss) income from discontinued operations before income taxes	(28,285)	17,610	40,415	83,208	69,913
Income tax (benefit) expense from discontinued operations	(5,077)	3,806	14,137	29,123	24,470
(Loss) income from discontinued operations	(23,208)	13,804	26,278	54,085	45,443
NET INCOME	$17,512	$40,027	$68,946	$58,151	$41,319
Basic income (loss) per common share:
Income (loss) from continuing operations	1.57	0.97	1.59	$0.17	$(0.20)
(Loss) income from discontinued operations	(0.91)	0.51	0.98	$2.20	$2.18
Basic income (loss) per common share	$0.66	$1.48	$2.57	$2.36	$1.98
Diluted income (loss) per common share:
Income (loss) from continuing operations	1.55	0.97	1.57	$0.16	$(0.20)
(Loss) income from discontinued operations	(0.90)	0.51	0.97	$2.18	$2.18
Diluted income (loss) per common share	$0.65	$1.47	$2.54	$2.34	$1.98
Common shares outstanding	23,890,855	26,995,348	26,888,288	26,800,183	22,076,534
Weighted average number of shares outstanding:
Basic	25,573,488	26,970,916	26,864,657	24,615,990	20,818,045
Diluted	25,770,783	27,168,135	27,092,019	24,843,683	21,059,201
Book value per share	$28.45	$27.39	$26.20	$23.48	$21.08
Financial position (at year end):
Cash and cash equivalents	$57,880	$57,982	$72,718	$53,932	$32,684
Investment securities	943,150	923,253	904,304	1,043,851	572,164
Loans held for sale	208,177	77,324	114,182	157,259	97,151
Loans held for investment, net	5,072,784	5,075,371	4,506,466	3,819,027	3,192,720
Mortgage servicing rights	97,603	103,374	86,689	72,739	51,353
Other real estate owned	1,393	455	664	5,243	7,531
Total assets	6,812,435	7,042,221	6,742,041	6,243,700	4,894,495
Deposits	5,339,959	4,888,558	4,535,919	4,184,903	3,073,717
Federal Home Loan Bank advances	346,590	932,590	979,201	868,379	1,018,159
Federal funds purchased and securities sold under agreements to repurchase	125,000	19,000	—	—	—
Total shareholders' equity	$679,723	$739,520	$704,380	$629,284	$465,275

Summary Financial Data (continued)

	At or for the Years Ended December 31,
(dollars in thousands, except share data)	2019	2018	2017	2016	2015

Financial position (averages):
Investment securities	$850,695	$916,840	$1,023,702	$834,671	$523,756
Loans held for investment	5,283,225	4,866,210	4,178,326	3,668,263	2,834,511
Total interest-earning assets	6,483,937	6,348,072	5,998,521	5,307,118	4,150,089
Total interest-bearing deposits	4,509,632	4,051,903	3,588,515	3,145,137	2,499,538
Federal Home Loan Bank advances	407,071	867,141	1,037,650	942,593	795,368
Total interest-bearing liabilities	5,096,550	5,059,411	4,755,221	4,189,582	3,368,160
Shareholders' equity	$721,360	$741,035	$675,877	$566,148	$442,105
Financial performance: (8)
Return on average shareholders' equity (1)	2.43%	5.40%	10.20%	10.27%	9.35%
Return on average total assets	0.25%	0.57%	1.05%	1.01%	0.91%
Net interest margin (2)	3.01%	3.23%	3.31%	3.45%	3.63%
Efficiency ratio (3)	94.02%	88.88%	86.79%	82.40%	85.33%
Asset quality:
Allowance for credit losses	$42,837	$42,913	$39,116	$35,264	$30,659
Allowance for loan losses/total loans (4)	0.82%	0.81%	0.83%	0.88%	0.91%
Allowance for loan losses/nonaccrual loans	324.80%	356.92%	251.63%	165.52%	170.54%
Total nonaccrual loans (5)(6)	$12,861	$11,619	$15,041	$20,542	$17,168
Nonaccrual loans/total loans	0.25%	0.23%	0.33%	0.53%	0.53%
Other real estate owned	$1,393	$455	$664	$5,243	$7,531
Total nonperforming assets	$14,254	$12,074	$15,705	$25,785	$24,699
Nonperforming assets/total assets	0.21%	0.17%	0.23%	0.41%	0.50%
Net recoveries (charge-offs)	$424	$797	$3,102	$505	$2,035
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.56%	10.15%	9.67%	10.26%	9.46%
Common equity Tier 1 capital (to risk-weighted assets)	13.50%	13.82%	13.22%	13.92%	13.04%
Tier 1 risk-based capital (to risk-weighted assets)	13.50%	13.82%	13.22%	13.92%	13.04%
Total risk-based capital (to risk-weighted assets)	14.37%	14.72%	14.02%	14.69%	13.92%
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	10.16%	9.51%	9.12%	9.78%	9.95%
Common equity Tier 1 capital (to risk-weighted assets)	11.43%	11.26%	9.86%	10.54%	10.52%
Tier 1 risk-based capital (to risk-weighted assets)	12.52%	12.37%	10.92%	11.66%	11.84%
Total risk-based capital (to risk-weighted assets)	13.40%	13.27%	11.61%	12.34%	12.70%

	At or for the Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

SUPPLEMENTAL DATA:
Loans serviced for others
Commercial	$1,618,876	$1,542,477	$1,391,196	$1,177,363	$1,003,880
Single family (7)(8)	7,023,441	20,151,735	22,631,147	19,488,456	15,347,811
Total loans serviced for others	$8,642,317	$21,694,212	$24,022,343	$20,665,819	$16,351,691

(1)    Net earnings available to common shareholders divided by average shareholders' equity.
(2)    Net interest income divided by total average interest-earning assets on a tax equivalent basis.
(3)    Noninterest expense divided by total revenue (net interest income and noninterest income).

(4)
Includes loans acquired with bank acquisitions. Excluding acquired loans, allowance for loan losses /total loans was 0.86%, 0.85%, 0.90%, 1.00% and 1.10% at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)	Includes $1.3 million and $1.9 million of nonperforming loans at December 31, 2019 and 2018, respectively, which are guaranteed by the Small Business Administration ("SBA").
(7) On March 29, 2019, the Company closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans representing 71% of single family mortgage loans serviced for others portfolio as of December 31, 2018.

(8)	Includes both continuing and discontinued operations.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

HomeStreet is a diversified financial services company founded in 1921, headquartered in Seattle, Washington, serving customers primarily on the West Coast of the United States, including Hawaii. We are principally engaged in commercial banking, consumer banking, and real estate lending, including commercial real estate and single family mortgage banking operations.

HomeStreet, Inc. is a bank holding company that has elected to be treated as a financial holding company. Our primary subsidiaries are HomeStreet Bank and HomeStreet Capital Corporation. We also sell insurance products and services for consumer clients under the name HomeStreet Insurance.

HomeStreet Bank is a Washington state-chartered commercial bank providing commercial and consumer loans, mortgage loans, deposit products, private banking and cash management services and other banking services. Our loan products include commercial business loans and agriculture loans, consumer loans, single family residential mortgages, loans secured by commercial real estate and construction loans for residential and commercial real estate projects.

HomeStreet Capital Corporation, a Washington corporation, sells and services multifamily mortgage loans originated by HomeStreet Bank under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS®")1.

We generate revenue by earning net interest income and noninterest income. Net interest income is primarily the difference between interest income earned on loans and investment securities less the interest we pay on deposits and other borrowings. We also earn noninterest income from the origination, sale and servicing of loans and from fees earned on deposit services and insurance sales.

Since our IPO, we have been strategically focused on becoming a leading West Coast regional commercial bank, growing commercial banking to diversify our earnings and actively reducing our exposure to the single family lending mortgage business and its more cyclical and volatile earnings results. This includes the exit of our stand-alone home loan center ("HLC")-based mortgage business and sale of related mortgage servicing rights in early 2019 ("HLC Business Sale"). In late 2019, we finalized the sale of our ownership interest in WMS Series LLC, our former joint venture. Following these transactions, we focused primarily on commercial and consumer banking including our smaller single family mortgage lending business conducted through our bank locations, online and affinity networks.

In connection with the HLC Business Sale, we eliminated segment reporting in the first quarter of 2019 and classified all remaining activity for these HLCs, along with certain other mortgage banking related assets and liabilities that are expected to be sold or abandoned within approximately one year, as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Prior period financial statements have been reclassified to conform with this financial statement presentation. Certain components of the Company's former Mortgage Banking segment,

1 DUS® is a registered trademark of Fannie Mae     43

including mortgage servicing rights ("MSRs") on certain mortgage loans that were not sold as part of this divestiture, along with our remaining single family mortgage origination and servicing business, were reported in continuing operations beginning on April 1, 2019 based on the Company's intent ("Retained MB Business").

We continue to take steps to improve productivity and reduce total corporate expenses, reflecting the substantial reduction in the size and complexity of our operations and our lower growth plan going forward. During 2019, we worked with an outside consulting firm that specializes in bank efficiency on an enterprise-wide profitability improvement project. The goal of this project is to analyze and improve all of our corporate expenses and business line processes, including contract terms, occupancy and technology costs, organization and staffing improvements, and other cost savings and efficiency proposals. The project includes the following initiatives:

•	Simplify the organizational structure by reducing management levels and management redundancy

•	Consolidate similar functions currently residing in multiple organizations

•	Renegotiate, where possible, our technology contracts

•	Identify and eliminate redundant or unnecessary systems and services

•	Rationalize staffing levels to recognize the significant changes in work volumes and Company growth rates

•	Eliminate excess occupancy costs consistent with reduced personnel

We began executing on the efficiency initiatives in the third quarter of 2019 and expect these reductions and enhancements will continue through 2020 and beyond.

In 2019, we made progress towards achieving these goals of improving efficiency and profitability with organizational and operational changes which resulted in substantial reductions in operating costs and headcount, with FTE falling to 1,027 at February 1, 2020. These reductions are meaningful progress toward achieving our efficiency and profitability improvement goals. However, our profitability goals have been challenged by reduced revenue from a lower interest rate environment and persistently flat yield curve, which have had an adverse impact on the balances of loans held for investment and our net interest margin. In addition, certain operational, technology and real estate cost reductions will occur later than originally anticipated impacting both our efficiency and profitability goals. We expect these reductions and enhancements will continue through 2020 and beyond.

In addition to proactively reducing our exposure to single family mortgage lending by exiting the HLC-based mortgage banking business, in 2019 we continued to grow our overall banking business. In 2019, we opened two de novo retail branches in San Jose and Santa Clara, CA and completed the acquisition of a retail bank branch and associated commercial lending team in San Diego County, CA. Our retail branch network continued to perform well, with total deposits from continuing operations increasing 9.2% over December 31, 2018.

As of December 31, 2019, we had 36 retail branches in Washington, 19 retail branches in California, four retail branches in Hawaii and three retail branches in Oregon. We also had four primary stand-alone commercial lending centers and one stand-alone insurance office. While we continue to focus on growing and strengthening our banking business, we have temporarily suspended future de novo deposit branch openings while we focus on our strategy of improving efficiency and profitability.

As part of our capital management strategy, in 2019, we repurchased a total of 3,187,259 shares of our common stock at an average price of $30.75 per share. From January 2, 2020 through March 2, 2020, we repurchased 244,918 shares of our common stock at an average price of $32.87 per share.

Management's Overview of 2019 Financial Performance

Results for 2019, 2018 and 2017 reflect the impact of the adoption in the first quarter of 2019 of a plan of exit or disposal with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses, which comprised the bulk of our legacy mortgage banking business, as discontinued operations. Discontinued operations reported in the first quarter of 2019 included our entire former mortgage banking business as did all prior periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated direct revenues and direct expenses were reported as part of the Company's continuing operations beginning in the second quarter of 2019 ("Retained MB Business").

Recent Developments

The Board of Directors approved an addition to our share repurchase program for up to $25 million of our common stock in January 2020, and our regulators have confirmed no objections to that repurchase. In February, the Board increased the authorization by an additional $10 million conditional on the non-objection of our regulators. Assuming no objections from our regulators for the additional repurchase authorization, we expect to commence repurchases in the first or second quarter of 2020. This represents, in aggregate approximately 5.2% of the Company’s currently outstanding common stock based on the closing price of the stock as of March 2, 2020. This authorization is in addition to the 3.4 million shares of common stock that the Company repurchased in 2019 and early 2020.

On January 23, 2020, the Board declared a quarterly dividend for the first quarter of 2020 at $0.15 per share, which was paid on February 21, 2020 to shareholders of record as of the close of the market on February 5, 2020.

Consolidated Financial Performance

	At or for the Years Ended December 31,
(in thousands, except per share data and ratios)	2019	2018	2017

Selected statement of operations data
Total net revenue (1)	$263,822	$226,496	$217,138
Total noninterest expense	215,614	195,241	190,614
Provision for credit losses	(500)	3,000	750
Income tax expense (benefit) from continuing operations	7,988	2,032	(16,894)
Income from continuing operations	40,720	26,223	42,668
(Loss) income from discontinued operations before income taxes	(28,285)	17,610	40,415
Income tax (benefit) expense from discontinued operations	(5,077)	3,806	14,137
(Loss) income from discontinued operations	(23,208)	13,804	26,278
Net income	$17,512	$40,027	$68,946

Financial performance
Diluted income (loss) per common share:
Income from continuing operations	$1.55	$0.97	$1.57
(Loss) income from discontinued operations	$(0.90)	$0.51	$0.97
Diluted income per common share	$0.65	$1.47	$2.54
Return on average common shareholders' equity	2.43%	5.40%	10.20%
Return on average assets	0.25%	0.57%	1.05%
Net interest margin	3.01%	3.23%	3.31%

(1)	Total net revenue is net interest income and noninterest income.

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

Under the Basel III standards, the Bank's Tier 1 leverage and total risk-based capital ratios at December 31, 2019 were 10.56% and 14.37% and at December 31, 2018 were 10.15% and 14.72%, respectively. The Company's Tier 1 leverage and total risk-based capital ratios were 10.16% and 13.40% at December 31, 2019, and 9.51% and 13.27% at December 31, 2018, respectively.

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

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of incurred credit losses inherent within our loans held for investment portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, considering the factors then prevailing, may result in significant changes in the allowance for loan losses in those future periods.

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

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan pools. Loans are designated into loan pools based on product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and asset risk rating or delinquency status. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by Asset Quality Rating ("AQR") or delinquency status using two-year analysis periods for commercial portfolios and one-year analysis periods for consumer portfolios, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

The formula-based component of the allowance for loan losses also considers qualitative factors ("Q-Factors") for each loan pool, including changes in:

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

Q-Factors are expressed in basis points and are adjusted downward or upward based on statistical analysis of economic drivers and management's judgment as to the potential loss impact of each Q-Factor to a particular loan pool at the date of the analysis.

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

The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for loan losses, see Note 6, Loans and Credit Quality in the notes to the financial statements of this Form 10-K.

Allowance for Credit Losses for Loans Held for Investment

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit losses (“CECL”). The measurement of the expected credit losses under the CECL methodology, like the allowance, is complex and requires judgment by management about the effect of matters that are inherently uncertain. Many of the assumptions and judgments used in the CECL methodology are similar to those used in the Allowance for Loan Losses methodology. However, the CECL methodology incorporates the following differences:

Amortized Cost Basis

The measurement of the expected credit losses under the CECL methodology is applicable to loans held for investment measured at amortized cost.

Amortized cost is the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Accrued interest receivable is reported separately in Other Assets in the Consolidated Statements of Financial Condition as the Bank has elected to exclude accrued interest receivable from the allowance for credit losses.

Collectively Evaluated Component

In estimating the expected credit losses for loans collectively evaluated, loans are segregated into loan pools. Loans are designated into loan pools based on similar risk characteristics, such as product types, or areas of risk concentration. Credit loss assumptions are estimated using a model that further categorizes loan pools based on risk rating or delinquency status. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by risk rating or delinquency status using life of loan default rates.

Life of Loan Loss Rates

Historical life of loan loss rates provide the basis for the estimation of expected credit losses. The model uses statistical analysis to determine the life of loan default rates for the quantitative component of the allowance for credit losses ("ACL") and analyzes losses and recoveries over time without constraint.

Qualitative Factors

The allowance for credit losses for loans held for investment that are collectively evaluated also considers qualitative factors (“Q-Factors”) for each loan pool. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not incorporated into the historical loss information. The Bank has established a methodology for adjusting historical expected loss rates based on these more recent or forecasted changes. The Q-Factor methodology is based on a blend of quantitative analysis and management judgment, including changes in:

•	Portfolio Credit Quality

•	Remaining Payments

•	Volume & Nature

•	Collateral Values

•	Economic

•	Credit Culture

•	Business Environment

•	Management Overlay

Management has assigned weightings for each Q-Factor as well as individual metrics within each Q-Factor with respect to the relative importance of that factor or metric specific to each portfolio type. The Q-Factors above are evaluated using a seven-point scale ranging from significant improvement to significant deterioration.

Current Conditions and Reasonable and Supportable Forecasts

Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.

The Bank has chosen two years as the forecast period based on management judgment and has determined that reasonable and supportable forecasts should be made for two of the Q-Factors: Economic and Collateral values.

The CECL Q-Factor methodology bounds the Q-Factor adjustments by a minimum and maximum range, based on the Bank’s own expected loss pool history. The rating of the Q-Factor on the seven-point scale, along with the allocated weight, determines the final expected loss adjustment. The model is constructed so that the total of the Q-Factor adjustments plus the current expected loss rate cannot exceed the maximum or minimum historical two-year loss rate for that pool, which is aligned with the Bank's determined forecast period. Loss rates beyond two years are not adjusted in the Q-Factor process, and the model reverts to the historical mean loss rates.

Asset-Specific Component

For loans that do not share similar risk characteristics with other loans, the expected credit loss for individually evaluated loans is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan, except when the loan is collateral dependent, which is when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

For further information on the allowance for loan losses, see Note 1, Summary of Significant Accounting Policies and Note 6, Loans and Credit Quality in the notes to the financial statements of this Form 10-K.

Fair Value of Financial Instruments and Single Family MSRs

A portion of our assets are carried at fair value, including single family MSRs, single family loans held for sale, interest rate lock commitments, investment securities available for sale and derivatives used in our hedging programs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

A three-level valuation hierarchy has been established by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820 for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels are defined as follows:

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

As of December 31, 2019, our Level 3 recurring fair value measurements consisted of single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, certain investment securities available for sale, and interest rate lock and purchase loan commitments.

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

For further information on the fair value of financial instruments and single family MSRs, see Note 1 Summary of Significant Accounting Policies; Note 13 Mortgage Banking Operations, and Note 19 Fair Value Measurement, in the notes to the financial statements of this Form 10-K.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Years Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$67,446	$793	1.18%	$76,855	$895	1.16%	$85,430	$567	0.67%
Investment securities	850,695	22,311	2.62	916,840	24,719	2.70	1,023,702	25,810	2.54
Loans held for sale (4)	282,571	12,101	4.28	488,167	22,234	4.55	711,063	28,732	4.05
Loans held for investment	5,283,225	252,272	4.73	4,866,210	225,730	4.64	4,178,326	187,281	4.46
Total interest-earning assets	6,483,937	287,477	4.40	6,348,072	273,578	4.30	5,998,521	242,390	4.03
Noninterest-earning assets (2) (4)	605,822			669,215			591,561
Total assets	$7,089,759			$7,017,287			$6,590,082
Liabilities and shareholders' equity:
Deposits:(4)
Interest-bearing demand accounts	$382,333	1,506	0.39%	$426,610	$1,678	0.39%	$477,635	$1,964	0.41%
Savings accounts	229,924	530	0.23	280,358	820	0.29	306,151	1,013	0.33
Money market accounts	2,050,779	27,259	1.33	1,908,063	17,188	0.90	1,579,115	8,533	0.54
Certificate accounts	1,846,596	41,716	2.26	1,436,872	23,030	1.60	1,225,614	13,028	1.06
Total interest-bearing deposits (5)	4,509,632	71,011	1.57	4,051,903	42,716	1.05	3,588,515	24,538	0.68
Federal Home Loan Bank advances	407,071	10,816	2.62	867,141	18,501	2.13	1,037,650	12,589	1.19
Federal funds purchased and securities sold under agreements to repurchase	45,175	1,032	2.25	13,607	298	2.19	3,732	48	1.20
Other borrowings	9,122	342	3.75	1,398	62	4.40	96	3	0.89
Long-term debt	125,550	6,822	5.41	125,362	6,646	5.30	125,228	6,067	4.83
Total interest-bearing liabilities	5,096,550	90,023	1.76	5,059,411	68,223	1.35	4,755,221	43,245	0.91
Noninterest-bearing liabilities (4)	1,271,849			1,216,841			1,158,984
Total liabilities	6,368,399			6,276,252			5,914,205
Temporary Shareholders' equity	3,034			—			—
Permanent Shareholders' equity	718,326			741,035			675,877
Total liabilities and shareholders’ equity	$7,089,759			$7,017,287			$6,590,082
Net interest income (3)		$197,454			$205,355			$199,145
Net interest spread			2.64%			2.95%			3.12%
Impact of noninterest-bearing sources			0.37%			0.28%			0.19%
Net interest margin			3.01%			3.23%			3.31%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes former loan balances that have been foreclosed and are now reclassified to OREO.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.2 million, $2.9 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated federal statutory tax rate was 21% for both years ended 2019 and 2018 and 35% for the year ended 2017.

(4)	Includes average balances of discontinued operations, which were impractical to remove from the periods presented. Net interest margin related to discontinued operations is immaterial.

(5)	Cost of deposits of 1.29%, 0.84% and 0.53% for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, reducing interest income, and we stop amortizing any net deferred fees. Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the period if the loans had been accruing, was $1.9 million, $1.4 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to		Total Change	Increase (Decrease) Due to		Total Change
(in thousands)	Rate	Volume		Rate	Volume

Assets:
Interest-earning assets
Cash and cash equivalents	$9	$(111)	$(102)	$378	$(50)	$328
Investment securities	(660)	(1,748)	(2,408)	1,555	(2,646)	(1,091)
Loans held for sale	(1,259)	(8,874)	(10,133)	4,357	(10,855)	(6,498)
Loans held for investment	5,001	21,541	26,542	7,358	31,091	38,449
Total interest-earning assets	3,091	10,808	13,899	13,648	17,540	31,188
Liabilities:
Deposits
Interest-bearing demand accounts	2	(174)	(172)	(80)	(206)	(286)
Savings accounts	(157)	(133)	(290)	(111)	(82)	(193)
Money market accounts	8,692	1,379	10,071	6,608	2,047	8,655
Certificate accounts	11,015	7,671	18,686	7,484	2,518	10,002
Total interest-bearing deposits	19,552	8,743	28,295	13,901	4,277	18,178

Federal Home Loan Bank advances	5,821	(13,506)	(7,685)	7,468	(1,556)	5,912
Federal funds purchased and securities sold under agreements to repurchase	9	725	734	60	190	250
Other borrowings	(8)	288	280	13	46	59
Long-term debt	164	12	176	573	6	579
Total interest-bearing liabilities	25,538	(3,738)	21,800	22,015	2,963	24,978
Total changes in net interest income	$(22,447)	$14,546	$(7,901)	$(8,367)	$14,577	$6,210

Net Income

Comparison of 2019 to 2018

Net income, which included both continuing and discontinued operations, was $17.5 million in the year ended December 31, 2019, a decrease of $22.5 million, or 56.2%, from $40.0 million for the year ended December 31, 2018. The decrease in net income in 2019 was primarily due to the $20.6 million loss on disposal and restructuring-related expenses, net of tax, taken in the year ended December 31, 2019 compared to the $5.0 million in restructuring related expenses, net of tax, taken in the year ended December 31, 2018, a $4.9 million non-cash, tax benefit from the revaluation of our deferred tax liability related to the Tax Reform Act taken in 2018, a decline in single-family mortgage servicing income related to the first quarter 2019 sales of single family mortgage servicing rights and a decline in single family net gain on mortgage loan sale and origination activities primarily from the HLC Business Sale. This decrease is partially offset by a reduction in noninterest expense from reduced salaries and commissions on lower closed loan volume, lower headcount, reductions in non-personnel costs from both cost savings initiatives and the HLC Business Sale.

Comparison of 2018 to 2017

For the year ended December 31, 2018, net income was $40.0 million, a decrease of $28.9 million, or 41.9%, from $68.9 million for the year ended December 31, 2017. Included in net income for the year ended December 31, 2018 and 2017 was a non-cash, tax reform benefit from the revaluation of our deferred tax liability related to the Tax Reform Act of $4.9 million and $23.3 million, respectively, and restructuring and merger-related costs (net of tax) of $5.0 million and $2.8 million, respectively. The decrease in net income was primarily due to the reduction in tax reform benefit and the decline in mortgage loan production substantially driven by lower single-family mortgage loan volume. The decrease in net income was partially offset by a reduction in noninterest expense as a result of our 2018 and 2017 cost savings initiatives and reduced commissions on lower closed loan volume.

Net Income from Continuing Operations

Comparison of 2019 to 2018

Net income from continuing operations increased in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the inclusion, beginning in April 2019, of $6.7 million after-tax, of income from the Retained MB Business. In the comparative period, income and expense associated with the legacy MB Business was in discontinued operations. Excluding this impact, the improvement resulted from an increase in gain on loan origination and sale activities related to higher volumes and improved margin of loans sold. The increase is partially offset by the $4.9 million non-cash, tax benefit from the revaluation of our deferred tax liability related to the Tax Reform Act recorded in 2018 and savings related to reduced headcount and our cost saving initiatives.

Comparison of 2018 to 2017

Net income from continuing operations decreased in the year ended December 31, 2018 compared to the year ended December 31, 2017. Included in net income for the years ended December 31, 2018 and 2017 was a non-cash, tax benefit from the revaluation of our deferred tax liability related to the Tax Reform Act of $4.9 million and $23.3 million, respectively. The decrease in net income was primarily due to the reduction in tax reform benefit, a lower gain on loan origination and sale activities and an increase in noninterest expense. The decrease was partially offset by an increase in net interest income.

Net Income from Discontinued Operations

Comparison of 2019 to 2018

During the year ended December 31, 2019, the Company completed the HLC Business Sale, which primarily comprised the Company's former Mortgage Banking segment. The Company determined that this sale met the criteria for classification as discontinued operations and the related operating results and financial condition are presented as discontinued operations on the consolidated financial statements.

Net loss from discontinued operations was $23.2 million for the year ended December 31, 2019 compared to net income from discontinued operations of $13.8 million for the year ended December 31, 2018. The decrease in net income from discontinued operations in the year ended December 31, 2019 was primarily due to an increase in restructuring and loss on disposal charges, the impact from revenues and expenses associated with the Retained MB Business, which were reflected in continuing operations beginning April 2019, a reduction in single family mortgage loan origination and sale activities and related noninterest expense as we wound down the operations of our stand-alone home loan center-based mortgage business and lower servicing income due to the first quarter sales of mortgage servicing rights. This decrease was partially offset by reduced commissions on lower closed loan volume, savings associated with lower headcount and other savings related to our cost reduction initiatives.

Comparison of 2018 to 2017

The decrease in net income from discontinued operations in the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a reduction in single family mortgage net gain on loan origination and sale activities and related noninterest expense on lower production volumes as the mortgage market weakened. This decrease was partially offset by reduced commissions on lower closed loan volume, savings associated with lower headcount and other savings related to our prior cost reduction initiatives.

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

Comparison of 2019 to 2018

Net interest income on a tax equivalent basis for the year ended December 31, 2019 decreased $7.9 million, or 3.8%, from December 31, 2018. The net interest margin decreased to 3.01% for the year ended December 31, 2019 from 3.23% for the year ended December 31, 2018. The decrease in both net interest income and net interest margin from the year ended December 31, 2018 was primarily due to a higher balance of high cost certificate of deposit accounts, partially offset by higher balances and yields on loans held for investment. The continued flattening of the yield curve during the period adversely affected our net interest margin because the cost of interest-bearing liabilities increased more quickly than the yield on our interest-earning assets.

Total average interest-earning assets increased by $135.9 million, or 2.1%, in 2019 compared to 2018 as a result of both organic and acquired loan growth.

Total interest income on a tax equivalent basis in 2019 increased $13.9 million, or 5.1%, from 2018 resulting from higher average balances of loans held for investment, which increased $417.0 million, or 8.6%, from 2018.

Total interest expense in 2019 increased $21.8 million, or 32.0%, from 2018.The increases resulted from higher rates paid on interest-bearing deposits, FHLB advances and wholesale deposits including brokered CDs as market interest rates rose.

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

Total average interest-earning assets increased by $349.6 million, or 5.8%, in 2018 compared to 2017 primarily as a result of organic loan growth.

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

Provision for Credit Losses

Management believes that our allowance for loan losses is at a level appropriate to cover estimated incurred losses inherent within the loans held for investment portfolio. Our credit risk profile has continued to improve since our initial public offering in 2012. Credit quality remained strong from December 31, 2019 and 2018.

Comparison of 2019 to 2018

The Company had a reversal of provision for credit losses for the year ended December 31, 2019 of $500 thousand compared to a $3.0 million provision for credit losses for the year ended December 31, 2018. The decrease in credit loss provision was primarily due to a reduction in loan balances and continued recoveries.

Nonaccrual loans were $12.9 million at December 31, 2019, an increase of $1.2 million, or 10.7%, from $11.6 million at December 31, 2018. Nonaccrual loans as a percentage of total loans increased to 0.25% at December 31, 2019 compared to 0.23% at December 31, 2018. Net loan recoveries were $424 thousand in 2019 compared to net loan recoveries of $797 thousand in 2018. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, was $42.8 million, or 0.84% of loans held for investment at December 31, 2019, compared to $42.9 million, or 0.84% of loans held for investment at December 31, 2018.

Comparison of 2018 to 2017

The Company recorded a $3.0 million provision for credit losses for the year ended December 31, 2018 compared to a $750 thousand provision for credit losses for the year ended December 31, 2017. The increase in credit loss provision was due in part to lower net recoveries in the year ended December 31, 2018 as compared to the same period in 2017.

Nonaccrual loans were $11.6 million at December 31, 2018, a decrease of $3.4 million, or 22.8%, from $15.0 million at December 31, 2017. Nonaccrual loans as a percentage of total loans decreased to 0.23% at December 31, 2018 compared to 0.33% at December 31, 2017. Net loan recoveries were $797 thousand in 2018 compared to net loan recoveries of $3.1 million in 2017. Overall, the allowance for credit losses, which includes the reserve for unfunded commitments, was $42.9 million, or 0.84% of loans held for investment at December 31, 2018, compared to $39.1 million, or 0.86% of loans held for investment at December 31, 2017.

For a more detailed discussion on our allowance for loan losses and related provision for loan losses, see "Credit Risk Management - Asset Quality and Nonperforming Assets" in this Form 10-K.

Noninterest Income

Noninterest income from continuing operations consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2019	Dollar Change	Percent Change	2018	Dollar Change	Percent Change	2017

Noninterest income
Net gain on loan origination and sale activities	$44,122	$32,256	272%	$11,866	$(8,160)	(41)%	$20,026
Loan servicing income	7,802	4,131	113	3,671	340	10	3,331
Depositor and other retail banking fees	7,926	(93)	(1)	8,019	824	11	7,195
Insurance agency commissions	2,292	99	5	2,193	289	15	1,904
(Loss) gain on sale of investment securities available for sale	(7)	(242)	(103)	235	(254)	(52)	489
Other	12,297	1,748	17	10,549	897	9	9,652
Total noninterest income	$74,432	$37,899	104%	$36,533	$(6,064)	(14)%	$42,597

Comparison of 2019 to 2018

The increase in noninterest income in 2019 compared to 2018 was primarily due to $31.0 million of noninterest income related to the inclusion, beginning in April 2019, of the revenues from the Retained MB Business. In the comparable period, noninterest income related to the legacy MB business was in discontinued operations. Excluding this impact, noninterest income increased primarily due to an increase in net gain on loan origination and sale activities related to an increase in volume and profit margin on loans sold.

Comparison of 2018 to 2017
The decrease in noninterest income in 2018 compared to 2017 was primarily due to both lower volume and profit margin on DUS loan sales.

The significant components of our noninterest income are described in greater detail, as follows.

Gain on loan origination and sale activities consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Commercial	$17,492	$11,776	$20,027
Single family (1)	86,686	174,473	235,849
Total gain on loan origination and sale activities (2)	$104,178	$186,249	$255,876

(1) Includes $60.1 million, $174.4 million and $235.9 million from discontinued operations for the years ended 2019, 2018 and 2017, respectively.
(2) Includes loans originated as held for investment.

Comparison of 2019 to 2018

The increase in gain on loan origination and sale activities from continuing operations in 2019 compared to 2018 is primarily due to $26.9 million in gains related to the inclusion, beginning in April 2019, of the revenues from the Retained MB Business, (gain on sale associated with the legacy MB business was included in discontinued operations for the comparative period) and an increase in volume and profit margin on CRE HCC loans sold.

Comparison of 2018 to 2017

The decrease in gain on loan origination and sale activities from continuing operations in 2018 compared to 2017 was due to both a lower volume and margin on DUS loan sales.

Loans serviced for others consisted of the following.

	At December 31,
(in thousands)	2019	2018

Commercial	$1,618,876	$1,542,477
Single family (1) (2)	7,023,441	20,151,735
Total loans serviced for others	$8,642,317	$21,694,212

(1)	Includes both continuing and discontinued operations at December 31, 2018.

(2)
On March 29, 2019 the Company settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced representing 71% of the Company's total single family mortgage loans serviced for others portfolio as of December 31, 2018.

Mortgage repurchase losses, which management records an estimated liability for, have the effect of reducing gain on mortgage loan origination and sale activities. The following table presents the effect of changes in our mortgage repurchase liability within the respective line of gain on mortgage loan origination and sale activities. For further information on the Company's mortgage repurchase liability, see Note 14, Commitments, Guarantees and Contingencies to the financial statements in this Form 10-K.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Effect of changes to the mortgage repurchase liability recorded in net gain on loan origination and sale activities: (1)
New loan sales (2)	$648	$1,092	$2,528
Other changes in estimated repurchase losses (3)	(422)	838	(2,354)
	$226	$1,930	$174

(1)	Includes both continuing and discontinued operations.

(2)	Represents the estimated fair value of the repurchase or indemnity obligation recognized as a reduction of proceeds on new loan sales.

(3)	Represents changes in estimated probable future repurchase losses on previously sold loans.

Loan servicing income consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2019	Dollar Change	Percent Change	2018	Dollar Change	Percent Change	2017

Commercial loan servicing income, net:
Servicing fees and other	$9,116	$1,063	13%	$8,053	$790	11%	$7,263
Amortization of capitalized MSRs	(5,219)	(836)	19	(4,383)	(451)	11	(3,932)
Commercial loan servicing income	3,897	227	6	3,670	339	10	3,331
Single family servicing income, net:
Servicing fees and other	28,442	(32,443)	(53)	60,885	1,956	3	58,929
Changes in fair value of single family MSRs due to amortization (1)	(20,670)	14,035	(40)	(34,705)	746	(2)	(35,451)
Single family servicing income	7,772	(18,408)	(70)	26,180	2,702	12	23,478

Risk management, single family MSRs:
Changes in fair value of MSR due to changes in model inputs and/or assumptions (2)(3)	(16,224)	(55,572)	(141)	39,348	40,505	(3,501)	(1,157)
Net (loss) gain from derivatives economically hedging MSR	14,435	54,909	(136)	(40,474)	(50,206)	(516)	9,732
	(1,789)	(663)	59	(1,126)	(9,701)	(113)	8,575
Single family servicing income	$5,983	$(19,071)	(76)%	$25,054	$(6,999)	(22)%	$32,053

Total loan servicing income (4)	$9,880	$(18,844)	(66)%	$28,724	$(6,660)	(19)%	$35,384

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)
Includes pre-tax loss of $919 thousand and pre-tax gain of $573 thousand, net of transaction costs and prepayment reserves, resulting from the sales of single family MSR for year ended December 31, 2019 and December 31, 2018, respectively.

(4)	Includes $3.0 million, $25.1 million and $32.1 million from discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Comparison of 2019 to 2018

The decrease in loan servicing income in 2019 compared to 2018 was primarily due to a lower average unpaid principal balance of loans serviced for others due to our sales of single-family mortgage servicing rights and lower risk management results.

Risk management results fluctuate as market conditions change, including changes in interest rates and prepayment speed expectations. Loan servicing fees collected in 2019 decreased compared to 2018 primarily due to the sales of mortgage servicing rights. Our loans serviced for others portfolio decreased to $8.64 billion at December 31, 2019 from $21.69 billion at December 31, 2018. The reduction in balance from these periods was mainly due to the sale of $14.26 billion of single-family loans serviced for others in the first quarter of 2019, partially offset by the growth of the portfolio in second half of 2019.

MSR risk management results represent changes in the fair value of single family MSRs due to changes in model inputs and assumptions net of the gain/(loss) from derivatives economically hedging MSRs. The fair value of MSRs is sensitive to changes in interest rates, primarily due to the effect of prepayment speeds on underlying mortgage loans. MSRs typically increase in value when interest rates rise because rising interest rates tend to decrease mortgage prepayment speeds, and therefore increase the expected life of the net servicing cash flows of the MSR asset. Certain other changes in MSR fair value relate to factors other than interest rate changes and are generally not within the scope of the Company's MSR economic hedging strategy. These factors may include but are not limited to the impact of changes to the housing price index, prepayment model assumptions, the level of home sales activity, changes to mortgage spreads, valuation discount rates, costs to service and policy changes by U.S. government agencies.

Comparison of 2018 to 2017

The decrease in loan servicing income in 2018 compared to 2017 was primarily due to lower risk management results offset by higher servicing income. The lower risk management results were primarily driven by a more volatile interest rate environment, the flattening of the yield curve and increased negative convexity cost. The higher servicing income was primarily attributed to higher average balances of loans serviced for others. Loan servicing fees collected in 2018 increased compared to 2017 primarily as a result of higher average balances of loans serviced for others during the year. Although our loans serviced for others average balances were higher year over year, our loans serviced for others portfolio decreased to $21.69 billion at December 31, 2018 from $24.02 billion at December 31, 2017. The decrease in balance from these periods was mainly due to the sale of $4.90 billion of single-family loans serviced for others in the second quarter of 2018, partially offset by the growth of the portfolio in second half of 2018.

Depositor and other retail banking fees for 2019 decreased slightly from 2018. The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Years Ended December 31,
(dollars in thousands)	2019	Dollar Change	Percent Change	2018	Dollar Change	Percent Change	2017

Fees:
Monthly maintenance and deposit-related fees	$3,303	$(75)	(2)%	$3,378	$293	9%	$3,085
Debit Card/ATM fees	4,370	(16)	—	4,386	474	12	3,912
Other fees	261	(22)	(8)	283	59	26	224
Total depositor and other retail banking fees (1)	$7,934	$(113)	(1)%	$8,047	$826	11%	$7,221

(1) Includes $8 thousand, $28 thousand and $26 thousand from discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Noninterest Expense

Noninterest expense from continuing operations consisted of the following.

	Years Ended December 31,
(dollars in thousands)	2019	Dollar Change	Percent Change	2018	Dollar Change	Percent Change	2017

Noninterest expense
Salaries and related costs	$122,189	$17,147	16%	$105,042	$3,251	3%	$101,791
General and administrative	33,862	930	3	32,932	(4,850)	(13)	37,782
Amortization of core deposit intangibles	1,634	9	1	1,625	(85)	(5)	1,710
Legal	1,559	(1,814)	(54)	3,373	2,070	159	1,303
Consulting	4,055	1,586	64	2,469	(213)	(8)	2,682
Federal Deposit Insurance Corporation assessments	1,820	(1,988)	(52)	3,808	810	27	2,998
Occupancy	22,242	4,139	23	18,103	1,122	7	16,981
Information services	28,325	297	1	28,028	2,131	8	25,897
Net benefit of operation and sale of other real estate owned	(72)	67	(48)	(139)	391	(74)	(530)
Total noninterest expense	$215,614	$20,373	10%	$195,241	$4,627	2%	$190,614

Comparison of 2019 to 2018

The increase in noninterest expense in 2019 compared to 2018 was primarily due to $26.3 million of expenses related to the inclusion, beginning in April 2019, of the expenses from the Retained MB Business. In the comparable period, expenses related to the legacy MB business were in discontinued operations. Excluding this impact, noninterest expense decreased in both periods primarily due to savings related to reduced headcount and our cost saving initiatives.

Included in noninterest expense in 2019 and 2018 was $4.5 million and $22 thousand in restructuring-related costs, respectively.

Salaries and related costs increased primarily due to $20.1 million in costs related to the inclusion, beginning in April 2019, of the expenses from the Retained MB Business. In the comparable period, salaries and related costs related to the legacy MB business were in discontinued operations, partially offset by a reduction in salaries primarily related to a decrease in full-time equivalent employees at December 31, 2019 compared to December 31, 2018.

General and administrative and Information services costs increased primarily due to the $2.7 million in costs related to the inclusion, beginning in April 2019, of the expenses from the Retained MB Business. In the comparable period, general and administrative costs related to the legacy MB business were in discontinued operations. The increase was partially offset by a reduction in personnel associated expenses related to our cost savings initiatives.

Comparison of 2018 to 2017

The increase in noninterest expense in 2018 compared to 2017 was primarily due to an increase in salaries and related costs, as well as an increase in information services costs. The increase was partially offset by a decrease in general and administrative costs.

Salaries and related costs increased primarily due to an increase in commissions on CRE loan sales.

General and administrative and Information services costs decreased primarily due to a reduction in office locations and a reduction in personnel related expenses related to our cost savings initiatives.

Income Tax Expense

Comparison of 2019 to 2018

For the year ended December 31, 2019, income tax expense from continuing operations was $8.0 million with an effective tax rate of 16.4% (inclusive of discrete items) compared to income tax expense from continuing operations of $2.0 million and an effective tax rate of 7.2% (inclusive of discrete items) for the year ended December 31, 2018.

The Company's effective income tax rate for the year ended December 31, 2019 differed from the Federal and state combined statutory tax rate of 23.5% primarily due to the benefit received from tax-exempt interest and BOLI income.

The increase in our 2019 effective income tax rate compared to 2018 is primarily related to the non-cash, benefit of $4.9 million recorded in 2018 for the revaluation our net deferred tax liability position related to the Tax Reform Act.

Comparison of 2018 to 2017

For the year ended December 31, 2018 income tax expense from continuing operations was $2.0 million with an effective tax rate of 7.2% (inclusive of discrete items) compared to income tax benefit from continuing operations of $16.9 million and an effective tax rate of (65.6)% (inclusive of discrete items) for the year ended December 31, 2017.

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

Capital Expenditures

Comparison of 2019 to 2018

During 2019, our net expenditures for property and equipment were $2.3 million, compared to net expenditures of $9.7 million during 2018. The decrease was primarily due to the slower expansion of our commercial and consumer banking business as we focused on our strategy of improved efficiency and profitability.

Comparison of 2018 to 2017

During 2018, our net expenditures for property and equipment were $9.7 million, compared to net expenditures of $42.3 million during 2017. The decrease was primarily due to the slower expansion of our commercial and consumer banking business.

Review of Financial Condition – Comparison of December 31, 2019 to December 31, 2018

Total assets were $6.81 billion at December 31, 2019 and $7.04 billion at December 31, 2018, a decrease of $229.8 million, or 3.3%, primarily due to a decline in assets related to discontinued operations.

Cash and cash equivalents were $57.9 million at December 31, 2019 compared to $58.0 million at December 31, 2018, a decrease of $102 thousand, or 0.2%.

Investment securities were $943.2 million at December 31, 2019 compared to $923.3 million at December 31, 2018, an increase of $19.9 million, or 2.2%, as we added to our investment portfolio in order to maintain our liquidity ratios after the decline in our loans held for sale balances related to the HLC Business Sale.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designate the vast majority of these securities as available for sale. We held securities having a carrying value of $4.4 million at December 31, 2019, which were designated as held to maturity.

The following table sets forth certain information regarding the amortized cost and fair values of our investment securities available for sale.

	At December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)

Investment securities available for sale:
Mortgage-backed securities:
Residential	$93,283	$91,695	$112,852	$107,961
Commercial	37,972	38,025	34,892	34,514
Collateralized mortgage obligations:
Residential	292,370	291,618	171,412	166,744
Commercial	156,693	156,154	118,555	116,674
Municipal bonds	333,303	341,318	393,463	385,655
Corporate debt securities	18,391	18,661	21,177	19,995
U.S. Treasury securities	1,296	1,307	11,211	10,900
Agency debentures	—	—	9,876	9,525
Total investment securities available for sale	$933,308	$938,778	$873,438	$851,968

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") primarily represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2019 and 2018, substantially all securities held were either agency quality or rated investment grade by at least one Nationally Recognized Statistical Rating Organization ("NRSRO").

For information regarding the fair value of investment securities available for sale by contractual maturity along with the associated contractual yield for the periods, see Note 5, Investment Securities to the financial statements of this Form 10-K.

Investments in these instruments involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premiums or accretion of discounts relating to such instruments, thereby changing the net yield on such securities. At December 31, 2019, the aggregate net premium associated with our MBS portfolio was $3.8 million, or 3.0%, of the aggregate unpaid principal balance, compared with $5.9 million or 3.5% at December 31, 2018. The aggregate net premium associated with our CMO portfolio as of December 31, 2019 was $4.4 million, or 1.0%, of the aggregate unpaid principal balance compared with $3.4 million or 1.1% at December 31, 2018. There is also reinvestment risk associated with the cash flows from such securities and the market value of such securities may be adversely affected by changes in interest rates.

Management monitors the portfolio of securities classified as available for sale for impairment, primarily resulting from credit deterioration of the issuer or underlying collateral. We evaluate each investment security on a quarterly basis to assess if impairment is considered other than temporary. In conducting this evaluation, management considers many factors, including but not limited to whether we expect to recover the entire amortized cost basis of the security in light of adverse changes in expected future cash flows, the length of time the security's fair value has been less than amortized cost and the severity of the unrealized loss. We also consider whether we intend to sell the security (or whether we will be required to sell the security) prior to recovery of its amortized cost basis, which may be at maturity.

Based on this evaluation, management concluded that unrealized losses as of December 31, 2019 were the result of changes in interest rates. Management does not intend to sell such securities nor is it likely it will be required to sell such securities prior to recovery of the securities' amortized cost basis. Accordingly, none of the unrealized losses as of December 31, 2019 were considered other than temporary.

Loans held for sale were $208.2 million at December 31, 2019 compared to $77.3 million at December 31, 2018, an increase of $130.9 million, or 169.2%. Loans held for sale include single family and multifamily residential loans, typically sold within 30 days of origination or transfer to held for sale. The increase in the loans held for sale balance was primarily due to an increase in commercial loans.

Loans held for investment, net decreased $2.6 million, or 0.1%, from December 31, 2018. The decrease was primarily due to a decline in single family loans. Included in the change were $86.4 million of acquired commercial and industrial loans and $23.5 million of acquired non-owner occupied commercial real estate loans.

Commercial real estate loans increased $189.3 million, or 7.9%, commercial and industrial loans increased $132.9 million, or 17.5% compared to 2018. These increases were primarily from acquired loans. Consumer loans decreased $325.8 million, or 16.9% from 2018, this included a decrease in home equity loans of $38.0 million, or 6.7%, and a $287.8 million, or 21.2%, decrease in single family loans related to a decrease in interest rates and lower originations related to exit of the HLC business.

The following table details the composition of our loans held for investment portfolio by dollar amount and as a percentage of our total loan portfolio.

	At December 31,
	2019			2018			2017			2016			2015
(dollars in thousands)	Amount		Percent	Amount		Percent	Amount		Percent	Amount		Percent	Amount	Percent

Consumer loans:
Single family	$1,070,332	(1)	21%	$1,358,175	(1)	27%	$1,381,366	(1)	30%	$1,083,822	(1)	28%	$1,203,180	37%
Home equity and other	532,926		10	570,923		11	453,489		10	359,874		9	256,373	8
	1,603,258		31	1,929,098		38	1,834,855		40	1,443,696		37	1,459,553	45
Commercial real estate loans:
Non-owner occupied commercial real estate	894,896		18	701,928		14	622,782		14	588,672		15	445,903	14
Multifamily	996,498		20	908,015		18	728,037		16	674,219		18	426,557	13
Construction/land development	702,399		14	794,544		16	687,631		15	636,320		17	583,160	18
	2,593,793		52	2,404,487		48	2,038,450		45	1,899,211		50	1,455,620	45
Commercial and industrial loans:
Owner occupied commercial real estate	478,172		9	429,158		8	391,613		9	282,891		7	154,800	5
Commercial business	414,880		8	331,004		6	264,709		6	223,653		6	154,262	5
	893,052		17	760,162		14	656,322		15	506,544		13	309,062	10
Total loans before allowance and net deferred loan fees and costs	5,090,103		100%	5,093,747		100%	4,529,627		100%	3,849,451		100%	3,224,235	100%
Net deferred loan fees and costs	24,453			23,094			14,686			3,577			(2,237)
	5,114,556			5,116,841			4,544,313			3,853,028			3,221,998
Allowance for loan losses	(41,772)			(41,470)			(37,847)			(34,001)			(29,278)
	$5,072,784			$5,075,371			$4,506,466			$3,819,027			$3,192,720

(1)
Includes $3.5 million and $4.1 million and $5.5 million and $18.0 million of loans at December 31, 2019, 2018, 2017 and 2016, respectively, where a fair value option election was made at the time of origination and; therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following table shows the composition of the loan portfolio by fixed-rate and adjustable-rate loans.

	At December 31,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent

Adjustable-rate loans:
Single family	$783,754	15%	$1,011,877	20%
Home equity and other	507,958	10	539,050	10
Non-owner occupied commercial real estate	761,225	15	580,543	11
Multifamily	972,804	19	871,809	17
Construction/land development	535,585	10	659,444	13
Owner occupied commercial real estate	333,495	7	285,485	5
Commercial business	341,255	7	244,780	5
Total adjustable-rate loans	4,236,076	83	4,192,988	81
Fixed-rate loans:
Single family	286,578	6	346,298	7
Home equity and other	24,968	1	31,873	1
Commercial real estate loans:
Non-owner occupied commercial real estate	133,671	3	121,385	2
Multifamily	23,694	—	36,206	1
Construction/land development	166,814	3	135,100	3
Owner occupied commercial real estate	144,677	3	143,673	3
Commercial business	73,625	1	86,224	2
Total fixed-rate loans	854,027	17	900,759	19
Total loans held for investment	5,090,103	100%	5,093,747	100%
Less:
Net deferred loan fees and costs	24,453		23,094
Allowance for loan losses	(41,772)		(41,470)
Loans held for investment, net	$5,072,784		$5,075,371

The following tables show the contractual maturity of our loan portfolio by loan type.

	December 31, 2019				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$1,694	$1,880	$1,066,758	$1,070,332	$286,208	$782,430
Home equity and other	2,630	100	530,196	532,926	22,338	507,958
Total consumer	4,324	1,980	1,596,954	1,603,258	308,546	1,290,388
Commercial real estate loans:
Non-owner occupied commercial real estate	5,551	106,458	782,887	894,896	133,398	755,946
Multifamily	3,550	34,610	958,338	996,498	21,996	970,952
Construction/land development	602,048	97,810	2,541	702,399	77,022	23,329
Total commercial real estate	611,149	238,878	1,743,766	2,593,793	232,416	1,750,227
Commercial and industrial loans:
Owner occupied commercial real estate	12,831	45,515	419,826	478,172	133,105	332,237
Commercial business	83,381	152,416	179,083	414,880	70,771	260,728
Total commercial and industrial	96,212	197,931	598,909	893,052	203,876	592,965
Total loans held for investment	$711,685	$438,789	$3,939,629	$5,090,103	$744,838	$3,633,580

	December 31, 2018				Loans due after one year by rate characteristic
(in thousands)	Within one year	After one year through five years	After five years	Total	Fixed- rate	Adjustable- rate

Consumer:
Single family	$2,357	$2,602	$1,353,216	$1,358,175	$345,281	$1,010,537
Home equity and other	1	127	570,795	570,923	31,872	539,050
Total consumer	2,358	2,729	1,924,011	1,929,098	377,153	1,549,587
Commercial real estate:
Non-owner occupied commercial real estate	8,829	66,477	626,622	701,928	114,882	578,217
Multifamily	12,141	44,419	851,455	908,015	24,753	871,121
Construction/land development	606,758	156,674	31,112	794,544	96,292	91,494
Total commercial real estate	627,728	267,570	1,509,189	2,404,487	235,927	1,540,832
Commercial and industrial:
Owner occupied commercial real estate	4,184	51,097	373,877	429,158	140,901	284,073
Commercial business	61,375	147,195	122,434	331,004	82,081	187,548
Total commercial and industrial	65,559	198,292	496,311	760,162	222,982	471,621
Total loans held for investment	$695,645	$468,591	$3,929,511	$5,093,747	$836,062	$3,562,040

The following table presents loan origination and loan sale volumes.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Loans originated
Real estate
Single family
Originated by HomeStreet (1)	$3,105,664	$5,791,510	$7,525,248
Originated by WMS Series LLC (2)	605,708	517,461	566,152
Total single family	3,711,372	6,308,971	8,091,400
Multifamily	1,219,781	827,477	746,748
Non-owner occupied commercial real estate	144,339	181,290	208,130
Owner occupied commercial real estate	90,363	52,132	121,398
Construction/land development	800,539	1,144,442	1,084,092
Total real estate	5,966,394	8,514,312	10,251,768
Commercial business	210,784	213,272	227,880
Home equity and other	265,794	506,633	361,043
Total loans originated	$6,442,972	$9,234,217	$10,840,691
Loans sold
Single family (1)	$3,783,639	$6,057,784	$7,508,949
Multifamily DUS® (3)	214,124	225,323	347,084
SBA	12,404	19,414	26,841
CRE Non-DUS® (4)	617,336	346,384	321,699
Single family (4)	141,663	243,054	—
Total loans sold	$4,769,166	$6,891,959	$8,204,573

(1)	Includes both continuing and discontinued operations.

(2)	Loans originated by WMS Series LLC and purchased by HomeStreet Bank.

(3)	Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS®") is a registered trademark of Fannie Mae.

(4)	Loans originated as Held for Investment.

Mortgage servicing rights from continuing operations were $97.6 million at December 31, 2019 compared to $103.4 million at December 31, 2018, a decrease of $5.8 million, or 5.6%. The decrease was primarily due to a decline in single family MSR fair value related to a decline in interest rates.

Federal Home Loan Bank stock was $22.4 million at December 31, 2019 compared to $45.5 million at December 31, 2018, a decrease of $23.1 million, or 50.8%. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in other income.

Other assets were $180.1 million at December 31, 2019, compared to $171.3 million at December 31, 2018, an increase of $8.8 million, or 5.2%.

Deposits

Deposit balances were as follows for the periods indicated:

	At December 31,
(in thousands)	2019	2018	2017

Noninterest-bearing accounts - checking and savings	$704,743	$612,540	$579,504
Interest-bearing transaction and savings deposits:
NOW accounts	373,832	376,137	461,349
Statement savings accounts due on demand	219,182	245,795	293,858
Money market accounts due on demand	2,224,494	1,935,516	1,834,154
Total interest-bearing transaction and savings deposits	2,817,508	2,557,448	2,589,361
Total transaction and savings deposits	3,522,251	3,169,988	3,168,865
Certificates of deposit	1,614,533	1,579,806	1,190,689
Noninterest-bearing accounts - other (1)	203,175	301,614	401,398
Total deposits	$5,339,959	$5,051,408	$4,760,952

(1)	Includes zero, $162.8 million and $225.0 million in servicing deposits related to discontinued operations for the periods ended December 31, 2019, 2018 and 2017, respectively.

Deposits at December 31, 2019 increased $288.6 million, or 5.7%, from December 31, 2018. The increase in deposits from December 31, 2018 was a result of competitive rates offered on money markets accounts, which increased $289.0 million, and noninterest bearing accounts - checking and savings, which increased $92.2 million. The increase also included $74.5 million in deposits related to the acquisition of a retail deposit branch in San Marcos, San Diego County, California from Silvergate Bank, which was completed in the first quarter of 2019, including $42.7 million of noninterest-bearing accounts and $31.8 million of money market and savings accounts. Certificates of deposit increased by $34.7 million, or 2.2%, since December 31, 2018, with consumer and business accounts increasing $496.8 million as a result of competitive rates offered and institutional accounts increasing $57.2 million, offset by a $518.9 million decline in brokered deposit balances. Consumer deposits can be sensitive to changes in interest rates, therefore, the Company continues to actively monitor the adequacy of its offered deposit rates.

At December 31, 2018, deposits increased $290.5 million, or 6.1%, from December 31, 2017. Certificates of deposits increased by $389.1 million, or 32.7% from December 31, 2017. This increase was offset by a decline in non-brokered deposits because rates paid on these deposits increased at a slower pace than market rates.

Borrowings

FHLB advances were $346.6 million at December 31, 2019 compared to $932.6 million at December 31, 2018. FHLB advances may be collateralized by stock in the FHLB, cash, pledged mortgage-backed securities, real estate-secured commercial loans and unencumbered qualifying mortgage loans. The loan portfolio exhibits some seasonality and varies over time and is partly funded by FHLB advances to supplement bank deposit funding. The reduction in advances was largely due to an increase in brokered deposits as well as other deposits and the contraction of the balance sheet which reduced our reliance on wholesale borrowings. As of December 31, 2019, 2018 and 2017, FHLB borrowings had weighted average interest rates of 1.86%, 2.63% and 1.58%, respectively. Of the total FHLB borrowings outstanding as of December 31, 2019, $341.0 million mature prior to December 31, 2020. We had $943.3 million and $492.7 million of additional borrowing capacity with the FHLB as of December 31, 2019 and 2018, respectively.

We may also borrow, on a collateralized basis, from the Federal Reserve Bank of San Francisco ("FRBSF" or "Federal Reserve Bank"). At December 31, 2019 and 2018, we did not have any outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $267.1 million and $333.5 million at December 31, 2019 and 2018, respectively. The FRBSF is not contractually required to offer credit to us, and our access to this source for future borrowings may be discontinued at any time.

Long-term debt was $125.7 million and $125.5 million at December 31, 2019 and 2018, respectively. The balance at December 31, 2019 represented $63.8 million of senior notes issued during 2016 and $61.9 million of junior subordinated debentures issued in prior years. Such debentures were issued in connection with the sale of trust preferred securities by HomeStreet Statutory Trusts, subsidiaries of HomeStreet, Inc. Trust preferred securities allow investors to buy subordinated debt through a variable interest entity trust that issues preferred securities to third-party investors and uses the cash received to purchase subordinated debt from the issuer. That debt is the sole asset of the trust and the coupon rate on the debt mirrors the dividend rate on the preferred securities. These securities are nonvoting and are not convertible into common stock, and the variable interest entity trust is not consolidated in our financial statements.

Shareholders' Equity

Shareholders' equity was $679.7 million at December 31, 2019 compared to $739.5 million at December 31, 2018. This decrease was primarily related to share repurchases of $98.5 million during the year ended December 31, 2019, partially offset by other comprehensive income of $21.8 million and net income of $17.5 million recognized during the year ended December 31, 2019. Other comprehensive income (loss) represents unrealized gains and losses on the valuation of our available for sale investment securities portfolio at December 31, 2019.

Shareholders' equity, on a per share basis, was $28.45 per share at December 31, 2019, compared to $27.39 per share at December 31, 2018.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	Years Ended December 31,
	2019	2018	2017

Return on assets (1)(4)	0.25%	0.57%	1.05%
Return on equity (2)(4)	2.43%	5.40%	10.20%
Equity to assets ratio (3)	10.17%	10.56%	10.26%

(1)	Net income divided by average total assets.

(2)	Net income divided by average common shareholders’ equity.

(3)	Average equity divided by average total assets.

(4)	Net income includes both continuing and discontinued operations.

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

For more information on off-balance sheet arrangements, see Note 14, Commitments, Guarantees and Contingencies to the financial statements of this Form 10-K.

Commitments, Guarantees and Contingencies

We may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. Our known contingent liabilities include:

•
Unfunded loan commitments. We make certain unfunded loan commitments as part of our lending activities that have not been recognized in the Company’s financial statements. These include commitments to extend credit made as part of our lending activities on loans we intend to hold in our loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2019 and 2018 was $52.8 million and $33.8 million, respectively.

•
Credit agreements. We extend secured and unsecured open-end loans to meet the financing needs of our customers. These commitments include unused consumer portfolio lines of $485.1 million and $462.0 million as of December 31, 2019 and 2018, respectively, and commercial portfolio lines of $722.2 million and $852.9 million at December 31, 2019 and 2018, respectively. Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $435.2 million and $607.2 million at December 31, 2019 and 2018, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon.

•
Interest rate lock commitments. The Company writes options in the form of interest rate lock commitments on single family mortgage loans that are exercisable at the option of the borrower. We are exposed to market risk on interest rate lock commitments. The fair value of interest rate lock commitments existing at December 31, 2019 and 2018, was $2.2 million and $10.3 million, respectively. We mitigate the risk of future changes in the fair value of interest rate lock commitments primarily through the use of forward sale commitments.

•
Credit loss sharing. We originate, sell and service multifamily loans through the Fannie Mae DUS® program. Multifamily loans are sold to Fannie Mae subject to a loss sharing arrangement. HomeStreet Capital services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts. Under the DUS® program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan with two-thirds of the loss covered by Fannie Mae. The total principal balance of loans outstanding under the DUS® program as of December 31, 2019 and 2018 was $1.55 billion and $1.46 billion, respectively, and our loss reserves were $2.8 million and $2.5 million as of December 31, 2019 and 2018, respectively.

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

These obligations expose us to mark-to-market and credit losses on the repurchased mortgage loans after accounting for any mortgage insurance that we may receive. Generally, the maximum amount of future payments we would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to investors plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses.
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
As of December 31, 2019 and 2018, the total principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $7.10 billion and $20.24 billion, respectively. The recorded mortgage repurchase liability for loans sold on a servicing-retained and a servicing-released basis was $2.9 million and $3.1 million at December 31, 2019 and 2018, respectively. The Company's mortgage repurchase liability reflects management's estimate of losses for loans sold on a servicing-retained and servicing-released basis for which we could have a repurchase obligation. Actual repurchase losses of $475 thousand, $1.8 million and $541 thousand were incurred for the years ended December 31, 2019, 2018 and 2017, respectively.
Leases. Prior to the adoption of ASU No. 2016-02 in the first quarter of 2019, rental expense under non-cancelable operating leases totaled $27.7 million and $26.1 million for the years ended 2018 and 2017, respectively.

•
Small business investment company ("SBIC") investment funds. Between 2016 and 2019 we entered into agreements to invest $24.9 million over time in SBIC investment funds. At December 31, 2019 and 2018 we had unfunded commitments of $15.7 million and $11.1 million, respectively, related to these agreements.

•
Low income housing tax credit partnerships. We are entered into agreements to invest $30.1 million in partnerships that encourage and assist corporations in investing in the ownership of residential rental property located throughout the United States that qualify for the Low-Income Housing Tax Credit. At December 31, 2019 and 2018, we had $2.8 million and $7.9 million, respectively, in unfunded commitments related to this agreement.

•
Tax exempt bond partnerships. Between 2018 and 2019, we entered into partnerships to invest $10.0 million in Tax Exempt LIHTC Debt Fund with anticipated Community Reinvestment Act consideration. At December 31, 2019 and 2018, we had $5.0 million and $4.9 million, respectively, in unfunded commitments related to this agreement.

Derivative Counterparty Credit Risk

Derivative financial instruments expose us to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where we are in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. We manage the credit risk associated with our various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. From time to time, we may provide collateral to certain counterparties for amounts in excess of exposure limits as outlined by the counterparty credit policies of the parties. In addition, we obtain collateral in connection with our derivative contracts. Required collateral levels vary depending on the credit risk rating and the type of counterparty. Generally, we may accept collateral in the form of cash, U.S. Treasury securities and other marketable securities. Based on provisions contained in master netting agreements, we net cash collateral received against derivative assets. We also pledge collateral on our own derivative positions which can be applied against derivative liabilities. We have entered into agreements with derivative counterparties that include netting arrangements whereby the counterparties are entitled to settle certain positions on a net basis. At December 31, 2019 and 2018, our net exposure to the credit risk of derivative counterparties was $8.8 million and $19.8 million, respectively.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity as of December 31, 2019. The payment amounts for financial instruments shown below represent principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

(in thousands)	Within one year	After one but within three years	After three but within five years	More than five years	Total

Deposits (1)	$5,007,837	$302,538	$29,455	$129	$5,339,959
FHLB advances	341,000	—	—	5,590	346,590
Long term debt	—	—	—	65,000	65,000
Trust preferred securities (2)	—	—	—	61,857	61,857
Interest (3)	23,689	17,858	13,921	30,764	86,232
Operating and financing leases	16,668	28,198	21,715	72,854	139,435
Purchase obligations (4)	3,405	2,200	14	—	5,619
Total	$5,392,599	$350,794	$65,105	$236,194	$6,044,692

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due less than one year.

(2)	Trust preferred securities are included in long-term debt on the consolidated statements of financial condition.

(3)
Represents the future interest obligations related to interest-bearing time deposits and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. We estimated variable interest rate payments using December 31, 2019 rates, which we held constant until maturity.

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

•
Finance Committee. The Finance Committee oversees the consolidated Company's and subsidiaries' activities related to balance sheet management, major financial risks including market, interest rate, liquidity and funding risks and counterparty risk management, including trading limits.

•
Credit Committee. The Credit Committee oversees the annual Loan Review Plan, lending policies, credit performance and trends, the allowance for loan and lease losses policy, the allowance for credit losses policy, loan loss reserves, large borrower exposure and concentrations, and approval of counterparties.

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

Our credit risk management process is primarily centrally governed. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, risk-based reporting and loan review, quality control and audit processes. In addition, we have an independent loan review function that reports directly to the Credit Committee of the Board, and internal auditors and regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

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

The Loan Committee provides direction and oversight within our risk management framework. The committee seeks to ensure effective portfolio risk analysis and policy review and to support sound implementation of defined business and risk strategies. Additionally, the Loan Committee periodically approves credit larger than authority delegated to the members of the Loan Committee, either individually or in combination. The members of the Loan Committee are the Chief Executive Officer, Chief Credit Officer, and the Commercial Banking Director. The Deputy Chief Credit Officer serves as an Alternate Member of the Loan Committee.

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

•
For performing consumer portfolio loans secured by real estate that are graded special mention or substandard, property values are determined quarterly from automated valuation model services employed by the Bank.

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
Our policy allows modifications for borrowers with financial difficulty when there is a well-conceived and prudent workout plan that supports the ultimate collection of principal and interest. We may enter into a loan modification to help maximize the likelihood of success for a given workout strategy. In each case we also assess whether it is in the best interests of the Company to foreclose or modify the terms. We have made concessions such as interest-only payment terms, interest rate reductions, principal and interest forgiveness and payment restructures. For single family mortgage borrowers, we have generally provided for granting payment restructures, and to a lesser extent, interest rate reductions for periods of three years or less to reduce payments and provide the borrower time to resolve their financial difficulties. In each case, we carefully analyze the borrower's current financial condition to assure that they can make the modified payment.

Asset Quality and Nonperforming Assets

Our credit quality remained strong with nonperforming assets ("NPAs") remaining low at $14.3 million, or 0.21% of total assets at December 31, 2019, compared to $12.1 million, or 0.17% of total assets at December 31, 2018. The deterioration from December 31, 2018 was primarily due to an increase in commercial nonperforming loans.

Nonaccrual loans of $12.9 million, or 0.25% of total loans at December 31, 2019, increased $1.2 million, or 10.7%, from $11.6 million, or 0.23% of total loans at December 31, 2018. Net recoveries in 2019 were $424 thousand compared with net recoveries of $797 thousand in 2018 and net recoveries of $3.1 million in 2017.

At December 31, 2019, our loans held for investment portfolio, net of the allowance for loan losses, was $5.07 billion, a decrease of $2.6 million from December 31, 2018. The allowance for loan losses was $41.8 million, or 0.82% of loans held for investment, compared to $41.5 million, or 0.81% of loans held for investment at December 31, 2018.

The Company had a reversal of provision for credit losses of $500 thousand for the year ended December 31, 2019 compared to a $3.0 million of provision for credit losses for the year ended December 31, 2018 and a $750 thousand provision for credit losses for the year ended December 31, 2017. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated incurred losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, and the amounts that were collectively and individually evaluated for impairment, see Note 6, Loans and Credit Quality to the financial statements of this Form 10-K.

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

	At December 31, 2019
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$66,326	(1)	$67,200	$—
Loans with an allowance recorded	2,425		2,804	153
Total	$68,751	(1)	$70,004	$153

	At December 31, 2018
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$71,237	(1)	$73,113	$—
Loans with an allowance recorded	1,847		1,847	233
Total	$73,084	(1)	$74,960	$233

	At December 31, 2017
(in thousands)	Recorded Investment		Unpaid Principal Balance (2)	Related Allowance

Impaired loans:
Loans with no related allowance recorded	$78,696	(1)(3)	$80,904	$—
Loans with an allowance recorded	5,150		5,288	289
Total	$83,846	(1)	$86,192	$289

(1)	Includes $59.8 million, $65.8 million and $69.6 million in single family performing troubled debt restructurings ("TDRs") at December 31, 2019, 2018 and 2017, respectively.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $231 thousand of fair value option loans.

The Company had impaired loan balances of $68.8 million, $73.1 million and $83.8 million at December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 the Company had 313 impaired loan relationships compared to 349 at December 31, 2018. Included in the total impaired loan relationship amounts were 290 single family TDR loan relationships totaling $61.5 million at December 31, 2019 and 320 single family TDR relationships totaling $67.6 million at December 31, 2018. The decrease in the number of impaired loan relationships at December 31, 2019 from 2018 was primarily due to a decrease in the number of single family impaired loans. At December 31, 2019, there were 284 single family impaired relationships totaling $59.8 million that were performing per their current contractual terms. Additionally, the impaired loan balance included $48.9 million of loans insured by the FHA or guaranteed by the VA. The average recorded investment in these loans for the year ended December 31, 2019 was $74.7 million, compared to $75.8 million for the year ended December 31, 2018. Impaired loans of $2.4 million and $1.8 million had a valuation allowance of $153 thousand and $233 thousand at December 31, 2019 and 2018, respectively.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan class.

	At December 31,
	2019			2018			2017
(dollars in thousands)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)	Amount	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans (1)

Consumer loans
Single family	$6,450	15%	21%	$8,217	19%	27%	$9,412	24%	30%
Home equity and other	6,843	16	10	7,712	18	11	7,081	18	10
	13,293	31	31	15,929	37	38	16,493	42	40
Commercial real estate loans
Non-owner occupied commercial real estate	7,249	17	18	5,496	13	14	4,755	12	14
Multifamily	7,015	17	20	5,754	13	18	3,895	10	16
Construction/land development	8,679	20	14	9,539	22	16	8,677	22	15
	22,943	54	52	20,789	48	48	17,327	44	45
Commercial and industrial loans
Owner occupied commercial real estate	3,640	8	9	3,282	8	8	2,960	8	9
Commercial business	2,961	7	8	2,913	7	6	2,336	6	6
	6,601	15	17	6,195	15	14	5,296	14	15
Total allowance for credit losses	$42,837	100%	100%	$42,913	100%	100%	$39,116	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

Allowance for loan losses (which excludes the allowance for unfunded commitments) represented 0.82% of loans held for investment at December 31, 2019 compared to 0.81% at December 31, 2018, which primarily reflected the continuing strong credit quality of the Company's loan portfolio. Excluding acquired loans, the allowance for loan losses was 0.86% of loans held for investment at December 31, 2019 compared to 0.85% at December 31, 2018. Nonperforming assets were $14.3 million, or 0.21% of total assets at December 31, 2019, compared to $12.1 million, or 0.17% of total assets at December 31, 2018.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At December 31, 2019
(dollars in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$59,809	284	$1,694	6	$61,503	290
Home equity and other	853	11	9	1	862	12
	60,662	295	1,703	7	62,365	302
Commercial and industrial loans
Commercial business	48	2	222	1	270	3
	48	2	222	1	270	3
	$60,710	297	$1,925	8	$62,635	305

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $48.9 million at December 31, 2019.

	At December 31, 2018
(dollars in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$65,835	314	$1,740	6	$67,575	320
Home equity and other	1,237	16	—	—	1,237	16
	67,072	330	1,740	6	68,812	336
Commercial real estate loans
Multifamily	492	1	—	—	492	1
Construction/land development	726	1	—	—	726	1
	1,218	2	—	—	1,218	2
Commercial and industrial loans
Owner occupied commercial real estate	846	1	—	—	846	1
Commercial business	103	3	164	1	267	4
	949	4	164	1	1,113	5
	$69,239	336	$1,904	7	$71,143	$343

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $52.4 million at December 31, 2018.

	At December 31, 2017
(in thousands)	Accrual	Number of accrual relationships	Nonaccrual	Number of nonaccrual relationships	Total	Total number of relationships

Consumer
Single family (1)	$69,555	280	$2,451	11	$72,006	291
Home equity and other	1,254	16	36	2	1,290	18
	70,809	296	2,487	13	73,296	309
Commercial real estate loans
Multifamily	507	1	—	—	507	1
Construction/land development	454	1	—	—	454	1
	961	2	—	—	961	2
Commercial and industrial loans
Owner occupied commercial real estate	876	1	—	—	876	1
Commercial business	377	3	62	1	439	4
	1,253	4	62	1	1,315	5
	$73,023	302	$2,549	14	$75,572	316

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $46.7 million at December 31, 2017.

The Company had TDR balances of $62.6 million, $71.1 million and $75.6 million at December 31, 2019, 2018 and 2017, respectively. TDR balances continue to decline and included $48.9 million, $52.4 million and $46.7 million of loan balances insured by the FHA or guaranteed by the VA as of December 31, 2019, 2018 and 2017, respectively. TDR loans within the loans held for investment portfolio and the related reserves are included in the impaired loan tables above. The Company had no unfunded commitments related to TDR loans at December 31, 2019, and 2017, and $15 thousand at December 31, 2018.

		At December 31,
(in thousands)	2019	2018	2017	2016	2015

Loans accounted for on a nonaccrual basis: (1)
Consumer
Single family	$5,364	$8,493	$11,091	$12,717	$12,119
Home equity and other	1,160	948	1,404	1,571	1,576
	6,524	9,441	12,495	14,288	13,695
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	871	—
Multifamily	—	—	302	337	119
Construction/land development	—	72	78	1,376	339
	—	72	380	2,584	458
Commercial and industrial loans
Owner occupied commercial real estate	2,891	374	640	1,256	2,341
Commercial business	3,446	1,732	1,526	2,414	674
	6,337	2,106	2,166	3,670	3,015
Total loans on nonaccrual	12,861	11,619	15,041	20,542	17,168
Other real estate owned	1,393	455	664	5,243	7,531
Total nonperforming assets	$14,254	$12,074	$15,705	$25,785	$24,699
Loans 90 days or more past due and accruing (2)	$19,702	$39,116	$37,171	$40,486	$36,612
Accruing TDR loans	$60,710	$69,239	$73,023	$76,581	$84,411
Nonaccrual TDR loans	1,925	1,904	2,549	4,874	3,931
Total TDR loans	$62,635	$71,143	$75,572	$81,455	$88,342
Allowance for loan losses as a percent of nonaccrual loans	324.80%	356.92%	251.63%	165.52%	170.54%
Nonaccrual loans as a percentage of total loans	0.25%	0.23%	0.33%	0.53%	0.53%
Nonperforming assets as a percentage of total assets	0.21%	0.17%	0.23%	0.41%	0.50%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $1.9 million, $1.4 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on an accrual status if they have been determined to have little or no risk of loss.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$5,694	$4,261	$5,364	$19,702	(1)	$35,021	$1,393
Home equity and other	837	372	1,160	—		2,369	—
	6,531	4,633	6,524	19,702		37,390	1,393
Commercial and industrial loans
Owner occupied commercial real estate	—	—	2,891	—		2,891	—
Commercial business	44	—	3,446	—		3,490	—
	44	—	6,337	—		6,381	—
Total	$6,575	$4,633	$12,861	$19,702		$43,771	$1,393

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At December 31, 2019, these past due loans totaled $19.7 million.

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

The following tables present the single family loan held for investment portfolio by original FICO score.

At December 31, 2019
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	1.9%
<		500		0.1%
500		549		0.1%
550		599		0.6%
600		649		3.8%
650		699		13.4%
700		749		31.5%
750		>		48.6%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

At December 31, 2018
Greater Than		Less Than or Equal To		Percentage	(1)
N/A	(2)	N/A	(2)	1.8%
<		500		0.1%
500		549		0.1%
550		599		0.5%
600		649		4.2%
650		699		12.7%
700		749		31.4%
750		>		49.2%
		TOTAL		100.0%

(1)	Percentages based on aggregate loan amounts.

(2)	Information is not available.

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

For commercial, multifamily and construction loans, we consider the same factors with regard to the borrower and the guarantors. In addition, we evaluate liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior known experiences with the borrower. We use this information to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. Additionally, we also have an available line of credit from which we can borrow up to $30.0 million. At December 31, 2019, we did not have an outstanding balance on this line of credit.

Historically, the main cash outflows have been distributions to shareholders, interest and principal payments to creditors and payments of operating expenses. HomeStreet, Inc.'s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. We did not pay a dividend to shareholders in 2019, 2018 or 2017. In January 2020, our Board of Directors adopted a dividend policy for the consideration of regular quarterly cash dividends on shares of HomeStreet, Inc. common stock and declared a quarterly dividend for the first quarter of 2020 at $0.15 per share, and was paid on February 21, 2020 to shareholders of record as of the close of market on February 5, 2020.

In 2019, HomeStreet, Inc.'s Board of Directors authorized two stock repurchase programs of up to $100 million of our common stock as well as a privately negotiated stock repurchase from a group of investors. The Bank completed dividends to HomeStreet, Inc. of $110.0 million as the primary source of liquidity to fund the two repurchase programs, although repurchases may be funded from one or a combination of existing cash balances, free cash flow and other available liquidity sources. Under these programs in 2019 we repurchased 1,494,858 shares pursuant to those plans. In addition, on July 11, 2019 we repurchased 1,692,401 shares, outside of these repurchase plans, in a single transaction from an investor group. In the first quarter of 2020, the Board of Directors approved additional stock repurchase programs for up to $35 million of our common stock, which we expect to begin implementing in the first or second quarter of 2020.
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

HomeStreet Bank

The Bank's primary sources of funds include deposits, advances from the FHLB, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At December 31, 2019, our primary liquidity ratio was 18.7% compared with 19.4% at December 31, 2018 and 18.1% at December 31, 2017.

At December 31, 2019, 2018 and 2017, the Bank had available borrowing capacity of $943.3 million, $492.7 million and $579.2 million, respectively, from the FHLB, and $267.1 million, $333.5 million and $331.5 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the years ended December 31, 2019, 2018 and 2017, cash, cash equivalents and restricted cash decreased $706 thousand, decreased $15.3 million and increased $17.5 million, respectively. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the year ended December 31, 2019, net cash of $258.8 million was provided by operating activities, primarily from proceeds from the sale of loans held for sale, partially offset by the net fair value adjustment and gain on sale of loans held for sale and the recognition of deferred taxes from the sale of mortgage servicing rights. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the year ended December 31, 2018, net cash of $286.0 million was provided by operating activities, as our cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production. For the year ended December 31, 2017, net cash of $159.3 million was provided by operating activities, as our cash proceeds from the sale of loans exceeded cash used to fund loans held for sale production.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the year ended December 31, 2019, net cash of $83.9 million was provided by investing activities, primarily due to $769.4 million proceeds from sale of loans held for investment, $184.9 million from proceeds from sale of investment securities, $182.2 million proceeds from our disposal of discontinued operations and $145.8 million from principal repayments and maturities of investment securities, partially offset by $822.5 million cash used for the origination of portfolio loans net of principal repayments and $330.5 million of cash used for the purchase of investment securities. For the year ended December 31, 2018, net cash of $565.2 million was used in investing activities, primarily due to $1.13 billion cash used for the origination of portfolio loans net of principal repayments and $189.7 million of cash used for the purchase of investment securities, and $9.7 million used for the purchase of property and equipment, partially offset by $46.1 million from proceeds from sale of investment securities, $548.8 million proceeds from sale of loans held for investment and $106.8 million from principal repayments and maturities of investment securities. For the year ended December 31, 2017, net cash of $556.2 million was used in investing activities, primarily due to $998.6 million cash used for the origination of portfolio loans net of principal repayments, $368.1 million purchases of investment securities, and $42.3 million used for the purchases of property and equipment, partially offset by $397.5 million from proceeds from the sale of investment securities, $324.7 million from proceeds from the sale of loans held for investment and $105.8 million from principal repayments and maturities of investment securities.

Cash flows from financing activities

The Company's financing activities are primarily related to customer deposits and net proceeds from the FHLB. For the year ended December 31, 2019, net cash of $343.5 million was used in financing activities, primarily resulting from $586.0 million net repayment from FHLB advances, $106.0 million net proceeds from Fed Funds purchased and $98.5 million in repurchases of our common stock, partially offset by $213.6 million growth in deposits. For the year ended December 31, 2018, net cash of $263.9 million was provided by financing activities, primarily resulting from a $290.2 million growth in deposits, partially offset by $46.5 million net repayment from FHLB advances. For the year ended December 31, 2017, net cash of $414.4 million was provided by financing activities, primarily resulting from $309.8 million growth in deposits and $111.0 million net proceeds from FHLB advances.

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

At December 31, 2019, the Bank's capital ratios continued to meet the regulatory capital category of "well capitalized" as defined by the FDIC's prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank for the December 31, 2019, 2018 and 2017 respectively, under Basel III.

	At December 31, 2019
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,596	13.50	237,451	4.5	342,985	6.5
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50	316,602	6.0	422,136	8.0
Total risk-based capital (to risk-weighted assets)	758,303	14.37	422,136	8.0	527,669	10.0

	At December 31, 2019
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	$340,316	5.0%
Common equity tier 1 capital (to risk-weighted assets)	631,323	11.43	248,523	4.5	358,977	6.5
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52	331,364	6.0	441,818	8.0
Total risk-based capital (to risk-weighted assets)	739,812	13.40	441,818	8.0	552,273	10.0

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity tier 1 capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity tier 1 capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

	At December 31, 2017
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$649,864	9.67%	$268,708	4.0%	$335,885	5.0%
Common equity tier 1 capital (to risk-weighted assets)	649,864	13.22	221,201	4.5	319,512	6.5
Tier 1 risk-based capital (to risk-weighted assets)	649,864	13.22	294,935	6.0	393,246	8.0
Total risk-based capital (to risk-weighted assets)	688,981	14.02	393,246	8.0	491,558	10.0

	At December 31, 2017
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$614,624	9.12%	$269,534	4.0%	$336,918	5.0%
Common equity tier 1 capital (to risk-weighted assets)	555,120	9.86	253,293	4.5	365,868	6.5
Tier 1 risk-based capital (to risk-weighted assets)	614,624	10.92	337,724	6.0	450,299	8.0
Total risk-based capital (to risk-weighted assets)	653,741	11.61	450,299	8.0	562,873	10.0

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

Market Risk Management

Market risk is defined as the sensitivity of income, fair value measurements and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risks to which we are exposed are price and interest rate risks. Price risk is defined as the risk to current or anticipated earnings or capital arising from changes in the value of either assets or liabilities that are entered into as part of distributing or managing risk. Interest rate risk is defined as risk to current or anticipated earnings or capital arising from movements in interest rates.

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

The following table presents sensitivity gaps for these different intervals.

	December 31, 2019
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$57,880	$—	$—	$—	$—	$—	$—	$57,880
FHLB Stock	—	—	—	—	—	22,399	—	22,399
Investment securities (1)	69,452	39,517	69,145	198,061	154,045	412,930	—	943,150
Mortgage loans held for sale	208,177	—	—	—	—	—	—	208,177
Loans held for investment (1)	1,546,926	360,223	590,862	1,125,030	900,890	590,625	—	5,114,556
Total interest-earning assets	1,882,435	399,740	660,007	1,323,091	1,054,935	1,025,954	—	6,346,162
Non-interest-earning assets	—	—	—	—	—	—	437,645	437,645
Assets of discontinued operations							$28,628	28,628
Total assets	$1,882,435	$399,740	$660,007	$1,323,091	$1,054,935	$1,025,954	$466,273	$6,812,435
Interest-bearing liabilities:
NOW accounts (2)	$373,832	$—	$—	$—	$—	$—	$—	$373,832
Statement savings accounts (2)	219,182	—	—	—	—	—	—	219,182
Money market accounts (2)	2,224,494	—	—	—	—	—	—	2,224,494
Certificates of deposit	779,445	202,196	335,823	268,785	28,282	2	—	1,614,533
Federal funds purchased and securities sold under agreements to repurchase	125,000	—	—	—	—	—	—	125,000
FHLB advances	341,000	—	—	—	—	5,590	—	346,590
Long-term debt (3)	60,650	—	—	—	—	65,000	—	125,650
Total interest-bearing liabilities	4,123,603	202,196	335,823	268,785	28,282	70,592	—	5,029,281
Non-interest bearing liabilities	—	—	—	—	—	—	1,100,828	1,100,828
Liabilities of discontinued operations							2,603	2,603
Equity	—	—	—	—	—	—	679,723	679,723
Total liabilities and shareholders’ equity	$4,123,603	$202,196	$335,823	$268,785	$28,282	$70,592	$1,783,154	$6,812,435
Interest sensitivity gap	$(2,241,168)	$197,544	$324,184	$1,054,306	$1,026,653	$955,362
Cumulative interest sensitivity gap	$(2,241,168)	$(2,043,624)	$(1,719,440)	$(665,134)	$361,519	$1,316,881
Cumulative interest sensitivity gap as a percentage of total assets	(33)%	(30)%	(25)%	(10)%	5%	19%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	46%	53%	63%	87%	107%	126%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity.

As of December 31, 2019, the Bank's cumulative interest sensitivity gap was positive, resulting in an asset-sensitive position. Therefore, net interest income would be expected to rise in the long term if interest rates were to rise without changing the slope of the yield curve. The Bank is liability-sensitive in the "three months or less" period which generally indicates that net interest income would be expected to fall in the short term if interest rates were to rise, though deposit interest rate increases generally lag market rate increases.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of December 31, 2019 and 2018 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	December 31, 2019		December 31, 2018
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	(7.2)%	(2.5)%	(8.3)%	(13.5)%
+100	(3.4)	0.1	(4.1)	(7.0)
-100	2.7	(6.4)	5.0	(0.8)
-200	2.2%	(21.2)%	9.0%	(7.0)%

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

At December 31, 2019 and 2018 we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in sensitivity reflect the impact of both lower market interest rates and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios and may encounter negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

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

The following table presents the financial instruments classified as derivatives.

	At December 31, 2019
	Notional amount	Fair value
(in thousands)		Asset derivatives	Liability derivatives
Forward sale commitments	$651,838	$830	$(492)
Interest rate lock commitments	124,379	2,281	(58)
Interest rate swaps	688,516	27,097	(10,889)
Eurodollar futures	2,232,000	3	—
	$3,696,733	$30,211	$(11,439)

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

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of HomeStreet, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Emphasis of Matter - Discontinued Operations

As discussed in Note 1 and Note 2 to the financial statements, the Company sold or abandoned operations associated with the Company’s former home loan center-based mortgage origination business and related servicing during the year ended December 31, 2019. The results of the former home loan center-based mortgage origination business and related servicing have been presented as discontinued operations in the accompanying consolidated financial statements.

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
March 6, 2020

We have served as the Company’s auditor since 2013.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(in thousands, except share data)	2019	2018

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $28,489 and $28,534)	$57,880	$57,982
Investment securities (includes $938,778 and $851,968 carried at fair value)	943,150	923,253
Loans held for sale (includes $79,335 and $52,186 carried at fair value)	208,177	77,324
Loans held for investment (net of allowance for loan losses of $41,772 and $41,470; includes $3,468 and $4,057 carried at fair value)	5,072,784	5,075,371
Mortgage servicing rights (includes $68,109 and $75,047 carried at fair value)	97,603	103,374
Other real estate owned	1,393	455
Federal Home Loan Bank stock, at cost	22,399	45,497
Premises and equipment, net	76,973	88,112
Lease right-of-use assets	94,873	—
Goodwill	28,492	22,564
Other assets	180,083	171,255
Assets of discontinued operations	28,628	477,034
Total assets	$6,812,435	$7,042,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,339,959	$4,888,558
Federal Home Loan Bank advances	346,590	932,590
Accounts payable and other liabilities	79,818	169,970
Federal funds purchased and securities sold under agreements to repurchase	125,000	19,000
Long-term debt	125,650	125,462
Lease liabilities	113,092	—
Liabilities of discontinued operations	2,603	167,121
Total liabilities	6,132,712	6,302,701
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 23,890,855 shares and 26,995,348 shares	511	511
Additional paid-in capital	300,218	342,439
Retained earnings	374,673	412,009
Accumulated other comprehensive income (loss)	4,321	(15,439)
Total shareholders' equity	679,723	739,520
Total liabilities and shareholders' equity	$6,812,435	$7,042,221

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share data)	2019	2018	2017
Interest income:
Loans	$256,192	$228,350	$190,345
Investment securities	20,531	22,645	21,753
Other	883	467	222
	277,606	251,462	212,320
Interest expense:
Deposits	70,389	41,995	23,912
Federal Home Loan Bank advances	9,342	12,374	7,624
Federal funds purchased and securities sold under agreements to repurchase	1,033	298	5
Long-term debt	6,822	6,647	6,067
Other	630	185	171
	88,216	61,499	37,779
Net interest income	189,390	189,963	174,541
(Reversal) provision for credit losses	(500)	3,000	750
Net interest income after provision for credit losses	189,890	186,963	173,791
Noninterest income:
Net gain on loan origination and sale activities	44,122	11,866	20,026
Loan servicing income	7,802	3,671	3,331
Depositor and other retail banking fees	7,926	8,019	7,195
Insurance agency commissions	2,292	2,193	1,904
(Loss) gain on sale of investment securities available for sale	(7)	235	489
Other	12,297	10,549	9,652
	74,432	36,533	42,597
Noninterest expense:
Salaries and related costs	122,189	105,042	101,791
General and administrative	33,862	32,932	37,782
Amortization of core deposit intangibles	1,634	1,625	1,710
Legal	1,559	3,373	1,303
Consulting	4,055	2,469	2,682
Federal Deposit Insurance Corporation assessments	1,820	3,808	2,998
Occupancy	22,242	18,103	16,981
Information services	28,325	28,028	25,897
Net benefit from operation and sale of other real estate owned	(72)	(139)	(530)
	215,614	195,241	190,614
Income from continuing operations before income taxes	48,708	28,255	25,774
Income tax expense (benefit) from continuing operations	7,988	2,032	(16,894)
Income from continuing operations	40,720	26,223	42,668
(Loss) income from discontinued operations before income taxes (includes net loss on disposal of $21.6 million in 2019 and zero in both 2018 and 2017)	(28,285)	17,610	40,415
Income tax (benefit) expense from discontinued operations	(5,077)	3,806	14,137
(Loss) income from discontinued operations	(23,208)	13,804	26,278
NET INCOME	$17,512	$40,027	$68,946
Basic earnings per common share:
Income from continuing operations	$1.57	$0.97	$1.59
(Loss) income from discontinued operations	(0.91)	0.51	0.98
Basic earnings per share	$0.66	$1.48	$2.57
Diluted earnings per common share
Income from continuing operations	$1.55	$0.97	$1.57
(Loss) income from discontinued operations	(0.90)	0.51	0.97
Diluted income per share	$0.65	$1.47	$2.54

Basic weighted average number of shares outstanding	25,573,488	26,970,916	26,864,657
Diluted weighted average number of shares outstanding	25,770,783	27,168,135	27,092,019
See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2019	2018	2017

Net income	$17,512	$40,027	$68,946
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain (loss) arising during the year, net of tax expense (benefit) of $5,656, $(2,163) and $1,942	21,834	(8,132)	3,607
Reclassification adjustment for net losses (gains) included in net income, net of tax expense (benefit) of $(2), $49 and $172	6	(185)	(317)
Other comprehensive income (loss)	21,840	(8,317)	3,290
Comprehensive income	$39,352	$31,710	$72,236

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total permanent equity

Balance, December 31, 2016	26,800,183	$511	$336,149	$303,036	$(10,412)	$—	$629,284
Net income	—	—	—	68,946	—	—	68,946
Share-based compensation expense	—	—	2,502	—	—	—	2,502
Common stock issued	88,105	—	358	—	—	—	358
Other comprehensive income	—	—	—	—	3,290	—	3,290
Balance, December 31, 2017	26,888,288	511	339,009	371,982	(7,122)	—	704,380
Net income	—	—	—	40,027	—	—	40,027
Share-based compensation expense	—	—	3,012	—	—	—	3,012
Common stock issued	107,060	—	418	—	—	—	418
Other comprehensive loss	—	—	—	—	(8,317)	—	(8,317)
Balance, December 31, 2018	26,995,348	511	342,439	412,009	(15,439)	—	739,520
Net income	—	—	—	17,512	—	—	17,512
Share-based compensation recovery	—	—	(434)	—	—	—	(434)
Cumulative effect of adoption of new accounting standards	—	—	—	1,532	(2,080)	—	(548)
Common stock issued	104,080	—	376	—	—	—	376
Other comprehensive income	—	—	—	—	21,840	—	21,840
Common stock repurchased and retired	(3,208,573)	—	(20,287)	(25,521)	—	(52,735)	(98,543)
Reclassification to temporary equity	—	—	(21,876)	(30,859)	—	52,735	—
Balance, December 31, 2019	23,890,855	$511	$300,218	$374,673	$4,321	$—	$679,723

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,512	$40,027	$68,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	39,499	24,893	22,645
(Reversal ) provision for credit losses	(500)	3,000	750
Net fair value adjustment and gain on sale of loans held for sale	(78,994)	(93,766)	(218,331)
Gain on sale of mortgage servicing rights, gross	(6,206)	—	—
Loss on sale of HLC mortgage originations assets, net	1,036	—	—
Fair value adjustment of loans held for investment	(282)	(107)	(1,030)
Origination of mortgage servicing rights	(34,606)	(61,871)	(78,412)
Change in fair value of mortgage servicing rights	35,902	(6,711)	36,615
Net loss (gain) on sale of investment securities	7	(235)	(489)
Net gain on sale of loans originated as held for investment	(9,534)	(1,956)	(4,600)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	(144)	(171)	(383)
Loss on disposal of fixed assets	124	244	215
Loss on lease abandonment and exit costs	16,619	5,096	5,054
Net deferred income tax (benefit) expenses	(29,903)	12,777	(2,094)
Share-based compensation (recovery) expense	(163)	3,361	2,856
Origination of loans held for sale	(3,757,549)	(6,075,290)	(7,763,844)
Proceeds from sale of loans originated as held for sale	4,097,511	6,448,808	8,084,916
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other assets	14,198	(8,030)	26,470
Decrease in accounts payable and other liabilities	(32,547)	(4,058)	(19,957)
Decrease in lease liability	(13,150)	—	—
Net cash provided by operating activities	258,830	286,011	159,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(330,532)	(189,660)	(368,071)
Proceeds from sale of investment securities	184,871	46,081	397,492
Principal repayments and maturities of investment securities	145,771	106,798	105,801
Proceeds from sale of other real estate owned	1,138	836	6,105
Proceeds from sale of loans originated as held for investment	769,354	548,770	324,745
Loans purchased from other third parties	—	(1,953)	—
Proceeds from sale of mortgage servicing rights	3,269	65,373	—
Mortgage servicing rights purchased from third parties	(14)	(4)	(565)
Capital expenditures related to other real estate owned	—	—	(57)
Net cash provided by disposal of discontinued operations	182,189	—	—
Origination of loans held for investment and principal repayments, net	(822,474)	(1,132,521)	(998,638)
Proceeds from sale of property and equipment	—	808	—
Purchase of property and equipment	(2,257)	(9,724)	(42,286)
Net cash (paid) acquired from acquisitions	(47,389)	—	19,285
Net cash provided by (used in) investing activities	83,926	(565,196)	(556,189)

	Years Ended December 31,
(in thousands)	2019	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	$213,572	$290,152	$309,798
Proceeds from Federal Home Loan Bank advances	7,598,300	11,729,500	10,972,200
Repayment of Federal Home Loan Bank advances	(8,184,300)	(11,776,000)	(10,861,200)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	11,051,703	3,511,070	875,166
Repayment of federal funds purchased and securities sold under agreements to repurchase	(10,945,703)	(3,492,070)	(875,166)
Proceeds from line of credit draws	20,000	30,000	—
Repayment of line of credit draws	(20,000)	(30,000)	—
Repayment of lease principal	(1,694)	—	—
Proceeds from Federal Home Loan Bank stock repurchase	161,254	179,789	187,766
Purchase of Federal Home Loan Bank stock	(138,156)	(178,647)	(194,058)
Proceeds from debt issuance, net	—	—	(65)
Payments from equity raise, net	—	—	(45)
Stock repurchased	(98,543)	—
Proceeds from stock issuance, net	105	68	11
Net cash (used in) provided by financing activities	(343,462)	263,862	414,407
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(706)	(15,323)	17,545
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	58,586	73,909	56,364
Cash, cash equivalents and restricted cash, end of year	57,880	58,586	73,909
Less restricted cash included in other assets	—	604	1,191
CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,880	$57,982	$72,718
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$93,325	$67,552	$42,889
Federal and state income taxes paid (refunded), net	33,625	(5,785)	(21,885)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	915	455	1,125
Loans transferred from held for investment to held for sale	916,483	634,205	419,494
Loans transferred from held for sale to held for investment	8,705	71,584	100,049
Ginnie Mae loans recognized with the right to repurchase, net	(28,281)	(1,674)	3,534
Receivable from sale of mortgage servicing rights	2,117	3,337	—
Acquisition:
Assets acquired	116,402	—	—
Liabilities assumed	74,941	—	—
Goodwill	5,928	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	(7,805)	—	—
Finance leases	(1,033)	—	—
See accompanying notes to consolidated financial statements.

HomeStreet, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily on the West Coast of the United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank’s subsidiaries, HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company's accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's most difficult, subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the fair value of assets acquired and liabilities assumed in business combinations (Note 3, Business Combinations), allowance for credit losses (Note 6, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 13, Mortgage Banking Operations), valuation of certain loans held for investment (Note 6, Loans and Credit Quality), valuation of investment securities (Note 5, Investment Securities), valuation of derivatives (Note 12, Derivatives and Hedging Activities), and taxes (Note 15, Income Taxes). Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholders' equity as previously reported.

Discontinued Operations

During 2019, the Company's Board of Directors (the "Board") adopted a Resolution of Exit or Disposal of Home Loan Center ("HLC") Based Mortgage Banking Operations to sell or abandon the assets and transfer or terminate the personnel associated with the Company's high-volume HLC-based mortgage origination business and related servicing. The Company also successfully closed and settled two separate sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for others, representing in the aggregate approximately 71% of HomeStreet's total single family mortgage loans serviced for others portfolio at December 31, 2018. These two actions largely represent the Company's former Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the Board's decision to sell or abandon the assets and personnel associated with the Company's HLC-based mortgage business and the related mortgage servicing rights ("MSR") sales met the criteria to be classified as discontinued operations and its operating results and financial condition are presented as discontinued operations in the consolidated financial statements for the current and all comparative periods which have been recast to conform to the new presentation (see Note 2, Discontinued Operations for additional information). Unless otherwise indicated, information included in these notes to the consolidated financial statements are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.

At the end of the second quarter 2019, we also entered into a non-binding letter of interest to sell our ownership interest in WMS LLC at which time related operations also met the criteria to be included in discontinued operations and were reported for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-earning overnight deposits at other financial institutions, and other investments with original maturities equal to three months or less. For the consolidated statements of cash flows, the Company considered cash equivalents to be investments that are readily convertible to known amounts, so near to their maturity that they present an insignificant risk of change in fair value due to changes in interest rates, and purchased in conjunction with cash management activities. Restricted cash of $5.1 million and $4.7 million at December 31, 2019 and 2018, respectively, is included in cash and cash equivalents for FNMA DUS® pledged securities and related reserves. In addition, we had restricted cash of $604 thousand at December 31, 2018 and is included in accounts receivable and other assets for reinsurance-related reserves, with no similar balance at December 31, 2019.

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

AFS investment securities in unrealized loss positions are evaluated for other-than-temporary impairment ("OTTI") at least quarterly. For AFS debt securities, a decline in fair value is considered to be other-than-temporary if the Company does not expect to fully recover the amortized cost basis of the security.

Debt securities are classified as HTM if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of purchase premiums and accretion of purchase discounts.

Transfers of securities from available for sale to held to maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the impact on interest income of the amortization of the premium or discount for that held to maturity security.

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

Federal Home Loan Bank Stock

As a borrower from the Federal Home Loan Bank of Des Moines ("FHLB"), the Company is required to purchase an amount of FHLB stock based on our membership and outstanding borrowings with the FHLB. This stock is used as collateral to secure the borrowings from the FHLB and is accounted for as a cost-method investment. FHLB stock is reviewed at least quarterly for possible OTTI, which includes an analysis of the FHLB's cash flows, capital needs and long-term viability.

Loans Held for Sale

Loans originated for sale in the secondary market, which is our principal market, or as whole loan sales are classified as loans held for sale. Management has elected the fair value option for all single family loans held for sale (originated with the intent to market for sale) and records these loans at fair value. The fair value of loans held for sale is generally based on observable market prices from other loans in the secondary market that have similar collateral, credit, and interest rate characteristics. If quoted market prices are not readily available, the Company may consider other observable market data such as dealer quotes for similar loans or forward sale commitments. In certain cases, the fair value may be based on a discounted cash flow model. Gains and losses from changes in fair value on loans held for sale are recognized in net gain on mortgage loan origination and sale activities within noninterest income. Direct loan origination costs and fees for single family loans originated as held for sale are recognized in earnings. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges of loans held for sale.

Multifamily and SBA loans held for sale are accounted for at the lower of amortized cost or fair value (LOCOM).  Fair values for loans are based on committed sale prices or calculated internally for loans not committed to a future sale.  LOCOM valuations are performed quarterly or at the time of transfer to or from loans held for sale. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities. Direct loan origination costs and fees for multifamily and SBA loans classified as held for sale are deferred at origination and recognized in earnings at the time of sale.

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

When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur as part of the balance sheet management process, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and carried at the lower of cost or fair value.

Nonaccrual Loans

Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off.

All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied first to reduce the outstanding principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that are well-secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due. Loans whose repayments are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans' Affairs ("VA") are maintained on accrual status even if 90 days or more past due.

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

TDRs are designated as impaired because interest and principal payments will not be received in accordance with original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR and deemed impaired regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been further modified in a subsequent restructuring with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

Allowance for Credit Losses

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses. Included in the allowance for credit losses is both the allowance for loan loss reserves and unfunded commitment reserves. The allowance for credit losses is maintained at a level that, in management's judgment, is appropriate to cover losses inherent within the Company's loans held for investment portfolio, including unfunded loan commitments, as of the balance sheet date. The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan principal amounts, net of recoveries.

The loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolios, the consumer loan portfolio and the commercial loan portfolio. These two portfolios are further disaggregated into loan classes, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the overall loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and utilizes such information in our evaluation of the adequacy of the allowance for credit losses. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio.

Consumer Loan Portfolio

The consumer loan portfolio is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity, credit, and collateral. Capacity refers to a borrower's ability to make payments on the loan. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages their current and prior debts as documented by a credit report that provides credit scores and the borrower's current and past information about their credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

Commercial Loan Portfolio

The commercial loan portfolio is comprised of the commercial real estate, non-owner occupied, multifamily residential, construction/land development, owner occupied and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include measuring liquidity, the level and composition of net worth and leverage, evaluating all other lender amounts and positions, analyzing expected cash flow through the obligors including the outflow to other lenders and considering prior experience with the borrower. This information is used to assess adequate financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.

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

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for impaired loans are updated every twelve months, either from external third parties or in-house certified appraisers. We require an independent third-party appraisal at least annually for substandard loans and other real estate owned ("OREO"). Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. For performing consumer loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates quarterly using automated valuation services. Once the impairment amount is determined, an asset-specific allowance is provided for equal to the calculated impairment and included in the allowance for loan losses. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.

Estimate of Probable Loan Losses

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration.

In determining the allowance for loan losses we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and AQR or delinquency bucket. This model calculates an expected loss percentage for each loan category by considering the probability of default, based on the migration of loans from performing to loss by AQR or delinquency status using two-year analysis periods for the commercial portfolio and one-year analysis periods for the consumer portfolio, and the potential severity of loss, based on the aggregate net lifetime losses incurred per loan class.

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

Investment in WMS Series LLC

In November 2019, HomeStreet, Inc. finalized the sale of our ownership interest in WMS Series, LLC Limited Liability Company ("WMS LLC"). Prior to this, HomeStreet/WMS, Inc. (Windermere Mortgage Services, Inc.), was a wholly owned and consolidated subsidiary of the Bank, with an affiliated business arrangement with WMS LLC. The Company and Windermere Real Estate each had 50% joint control over the governance of WMS LLC and the underlying series. The operations of WMS LLC, which was subdivided into 27 individual operating series, were recorded using the equity method of accounting. Prior to the sale, the Company recognized its proportionate share of the results of operations of WMS LLC as income from WMS Series LLC in discontinued operations within the Company's consolidated statements of operations.

The equity method investment income from WMS LLC was $1.2 million, $160 thousand, and $598 thousand for the years ended December 31, 2019, 2018, and 2017, respectively. The Company's investment in WMS LLC, which is included in discontinued operations was $1.8 million, at December 31, 2018. We had no similar investment at December 31, 2019 due to the sale of our ownership interest in WMS LLC.

Prior to the sale and subsequent as transition services, the Company provided contracted services to WMS LLC related to accounting, loan shipping, loan underwriting and insuring, quality control, secondary marketing, and information systems support performed by Company employees on behalf of WMS LLC. The Company recorded contracted and transition services income of $888 thousand, $853 thousand, and $844 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. Income related to WMS LLC contracted services prior to the sale is classified in discontinued operations. Income related to WMS LLC transition contracted services is classified in noninterest expense.

The Company purchased $612.6 million, $530.9 million and $574.3 million of single family mortgage loans from WMS LLC for the years ended December 31, 2019, 2018 and 2017, respectively. The outstanding balance of the secured line of credit was $12.6 million and $5.4 million at December 31, 2019 and 2018, respectively. The highest outstanding balance of the secured line of credit was $18.3 million and $11.5 million during 2019 and 2018, respectively. The line of credit was paid off and matured on January 15, 2020.

Premises and Equipment

Furniture and equipment and leasehold improvements are reported at historical cost less accumulated depreciation or amortization and depreciated or amortized over the shorter of the useful life of the related asset or the term of the lease, generally 3 to 39 years, using the straight-line method. Management periodically evaluates furniture and equipment and leasehold improvements for impairment.

Leases

We determine if an arrangement is a lease at inception. Operating and finance leases are included in lease right-of-use (“ROU”) assets, and lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The lease liability is recognized at commencement date based on the present value of lease payments over the lease term. The right-of-use asset is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent, lease incentives and deferred rent. As the rate implicit in most of our leases are not readily determinable, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases we account for the lease and non-lease components as a single lease component.

Lease expense for operating leases is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain. Lease expense for our financing leases is comprised of the amortization of the right-of-use asset and interest expense recognized based on the effective interest method.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment during the third quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2019 or 2018, nor was any goodwill written off due to impairment during 2019, 2018 or 2017.

Changes in the carrying amount of goodwill are detailed in the following table:

(in thousands)
Goodwill balance at December 31, 2017	$22,564
Acquisitions	—
Goodwill balance at December 31, 2018	22,564
Acquisitions	5,928
Goodwill balance at December 31, 2019	$28,492

Trust Preferred Securities

Trust preferred securities allow investors the ability to invest in subordinated debentures of the Company, which provide the Company with long-term financing. The transaction begins with the formation of a Variable Interest Entity ("VIE") established as a trust by the Company. This trust issues two classes of securities: common securities, all of which are purchased and held by the Company and recorded in other assets on the consolidated statements of financial position, and trust preferred securities, which are sold to third-party investors. The trust holds subordinated debentures (debt) issued by the Company, which the Company records in long-term debt on the consolidated statement of financial position. The trust finances the purchase of the subordinated debentures with the proceeds from the sale of its common and preferred securities.

The subordinated debentures are the sole assets of the trust, and the coupon rate on the debt mirrors the dividend payment on the preferred security. The Company also has the right to defer interest payments for up to five years and has the right to call the preferred securities quarterly five years after issuance. These preferred securities are non-voting and do not have the right to convert to shares of the issuer. The trust's common securities issued to the Company are not considered to be equity at risk because the equity securities were financed by the trust through the purchase of the subordinated debentures from the Company. As a result, the Company holds no variable interest in the trust, and therefore, is not the trust's primary beneficiary.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

From time to time, the Company may enter into federal funds transactions involving purchasing reserve balances on a short-term basis, or sales of securities under agreements to repurchase the same securities ("repurchase agreements"). Repurchase agreements are accounted for as secured financing arrangements with the obligation to repurchase securities sold reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the repurchase agreements remains in investment securities available for sale. For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable approximation of the fair value.

Income Taxes

Our income tax expense is the total of current year income tax due or refundable; change in deferred tax assets and liabilities; and unrecognized tax positions; and reflects management's best assessment of estimated current and future taxes to be paid. We are subject to federal income tax and also state income taxes in a number of different states. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. Such changes are accounted for in the period of enactment and are reflected as discrete tax items in the Company's tax provision.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in different jurisdictions. Accounting Standards Codification ("ASC") 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, on the basis of its technical merits.

We record unrecognized tax positions as liabilities in accordance with ASC 740 (including any potential interest and penalties) and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Derivatives and Hedging Activities

In order to reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage loans held for sale or mortgage servicing rights, the Company utilizes derivatives, such as forward sale commitments, interest rate futures, Eurodollar futures, option contracts, interest rate swaps and swaptions as risk management instruments in its hedging strategy.

All free-standing derivatives are required to be recorded on the consolidated statements of financial condition at fair value. As permitted under U.S. GAAP, the Company nets derivative assets and liabilities, and related collateral, when a legally enforceable master netting agreement exists between the Company and the derivative counterparty. The accounting for changes in fair value of a derivative depends on whether or not the instrument has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The Company does not use derivatives for trading purposes.

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

In a cash flow hedge, the entire change in fair value of the derivative is deferred in OCI and will be released to earnings when the hedged item/transaction impacts earnings.

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

When the Company discontinues hedge accounting because it is not probable that a forecasted transaction will occur, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, and the gains and losses in accumulated other comprehensive income will be recognized immediately in earnings. When the Company discontinues hedge accounting because the hedging instrument is sold, terminated, or de-designated as a hedge, the amount reported in accumulated other comprehensive income through the date of sale, termination, or de-designation will continue to be reported in accumulated other comprehensive income until the forecasted transaction affects earnings. For fair value hedges that are de-designated, the net gain or loss on the underlying transactions being hedged is amortized to other noninterest income over the remaining contractual life of the loans at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in noninterest income in the Consolidated Statements of Operations. As of December 31, 2019 and December 31, 2018 the Company had no derivatives that were designated as fair value hedges or cash flow hedges.

Interest rate lock commitments ("IRLCs") for single family mortgage loans that we intend to sell are considered free-standing derivatives. For determining the fair value measurement of IRLCs we consider several factors including the fair value in the secondary market of the underlying loan resulting from the exercise of the commitment, the expected net future cash flows related to the associated servicing of the loan and the probability that the loan will not fund according to the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates. Management uses forward sales commitments to hedge the interest rate exposure from IRLCs. A forward loan sale commitment protects the Company from losses on sales of loans arising from the exercise of the loan commitments by securing the ultimate sales price and delivery date of the loan. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline to hedge economically. Realized and unrealized gains and losses on derivative contracts utilized for economically hedging the mortgage pipeline are recognized as part of the net gain on mortgage loan origination and sale activities within noninterest income.

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

Share-Based Employee Compensation

The Company has share-based employee compensation plans as more fully discussed in Note 18, Share-Based Compensation Plans. Under the accounting guidance for stock compensation, compensation expense recognized includes the cost for share-based awards, such as nonqualified stock options and restricted stock grants, which are recognized as compensation expense over the requisite service period (generally the vesting period) on a straight line basis. For stock awards that vest upon the satisfaction of a market condition, the Company estimates the service period over which the award is expected to vest. If all conditions required for the vesting of an award are satisfied prior to the end of the estimated vesting period, any unrecognized compensation costs associated with the portion of the award that vested earlier than expected are immediately recognized in earnings.

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company's approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models, used for estimating fair value. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument's fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation. See Note 19, Fair Value Measurement.

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

Contingent liabilities, including those that exist as a result of a guarantee or indemnification, are recognized when it becomes probable that a loss has been incurred and the amount of the loss is reasonably estimable. The contingent portion of a guarantee is not recognized if the estimated amount of loss is less than the carrying amount of the liability recognized at inception of the guarantee (as adjusted for any amortization).

The Company typically sells residential mortgage loans servicing retained in either a pooled loan securitization transaction with a government-sponsored enterprise ("GSE"), a whole loan sale to a GSE, or a whole loan sale to market participants such as other financial institutions, who purchase the loans for investment purposes or include them in a private label securitization transaction, or the loans are pooled and sold into a conforming loan securitization with a GSE, provided loan origination parameters conform to GSE guidelines. Substantially all of the Company's residential mortgage loan sales are whole loan sale transactions with GSEs such as Fannie Mae, Ginnie Mae and Freddie Mac.

The Company may be required to repurchase residential mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud. These obligations expose the Company to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance that it may receive. Generally, the maximum amount of future payments the Company would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers plus, in certain circumstances, accrued and unpaid interest on such loans and certain expenses. See Note 14, Commitments, Guarantees, and Contingencies.

The Company sells multifamily loans through the Fannie Mae Delegated Underwriting and Servicing Program ("DUS"®, DUS® is a registered trademark of Fannie Mae) that are subject to a credit loss sharing arrangement. Under the DUS loss sharing arrangement, a liability is recorded based on the estimated fair value of the obligation under the accounting guidance for guarantees. These liabilities are included within other liabilities. See Note 14, Commitments, Guarantees, and Contingencies.

Earnings per Share

The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares. Under the two-class method, basic EPS is computed by dividing earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Earnings allocated to common shareholders represents net income reduced by earnings allocated to participating securities. Diluted EPS is computed in the same manner as basic earnings per share except that the denominator is increased to include the effect of common stock equivalents (for example, stock options and unvested restricted stock) unless those additional shares are anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is used to calculate diluted EPS.

Segment Reporting

In connection with the MSR sales and Board resolution regarding the former Mortgage Banking segment, the Company reassessed its reportable operating segments given these changes and associated changes made to its Chief Operating Decision Maker (CODM) package as of March 31, 2019. The Company concluded that as of March 31, 2019 the CODM evaluates the Company’s performance on a consolidated, entity-wide basis and accordingly has resulted in the elimination of segment reporting. The Company will no longer disclose operating results below the consolidated entity level which is now the reportable segment.

Advertising Expense

Advertising costs, which consists of media and marketing materials, are expensed as incurred. We incurred $5.9 million, $6.9 million and $6.8 million in advertising expense during the years ended December 31, 2019, 2018 and 2017, respectively.

Recently Adopted Accounting Pronouncements

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements to Provide Entities with Relief from the Costs of Implementing Certain Aspects of the New Leasing Standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate lease and non-lease components from leases when certain conditions are met. The Company adopted this ASU on January 1, 2019 and elected both transition options.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases: 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. The Company elected the transition option provided in ASU No. 2018-11 (see above), the modified retrospective approach on January 1, 2019.

The Company elected certain relief options offered in ASU 2016-02, including the package of practical expedients (no reassessment of whether any expired or existing contracts contain a lease, no reassessment of lease classification for any expired or existing leases and no reassessment of initial direct costs for existing leases), and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with original terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to reassess their assumptions used when determining lease term and impairment of right-of-use assets. The Company had facility and equipment lease agreements which were previously being accounted for as operating leases and therefore not being recognized on the Company's consolidated statement of condition. The new guidance required these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. The provisions of ASU No. 2016-02 impacted the Company's consolidated statements of financial condition, along with the Company's regulatory capital ratios. On January 1, 2019, upon adoption of this standard, the Company recognized $120.8 million and $136.9 million increase in right-of-use assets and lease liabilities, respectively, based on the present value of the expected remaining lease payments. As most of our leases do not provide an implicit rate, the Company uses the FHLB Des Moines rate at lease commencement date in determining the present value of lease payments. There was no related adjustment to retained earnings. Please see Note 21, Leases for the impact of the adoption of this guidance.

Recent Accounting Pronouncements - Issued Not Yet Adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current U.S. GAAP requires an "incurred loss" methodology for recognizing credit losses that delay recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that has the contractual right to receive cash. The amendments in this ASU replace the incurred loss impairment model in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Our allowance for credit losses includes both the allowance for loan losses and a separate allowance for losses related to unfunded loan commitments. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision relevant to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2020.

The Company has completed the development of the credit loss models for all loan portfolios and has tested these models and validated data inputs, as well as developed the policies, systems and controls that will be required to implement CECL. Based on forecasted economic conditions and portfolio composition at December 31, 2019, the adoption of the CECL standard is estimated to result in an increase in our allowance for credit losses of approximately $3.7 million at January 1, 2020, a 9% increase, as compared to our December 31, 2019 aggregate reserve levels. The estimated increase is driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios and will also consider forecasts of expected future economic conditions. The extent of the impact of the adoption of CECL on the Company’s consolidated financial statements may vary and will depend on, completion of the Company’s models, policies and management judgment's, and the composition of the loan portfolios. At adoption, on January 1, 2020, we recorded a cumulative-effect adjustment to retained earnings equal to the change in the allowance for credit losses.
In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities classified as available for sale will be replaced with an allowance approach. Based on the credit quality of our existing debt securities portfolio, the Company determined the CECL allowance for credit losses for HTM and AFS debt securities is not material.

NOTE 2–DISCONTINUED OPERATIONS:

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

The Company determined that the above actions constituted commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company determined that the shift from a large-scale HLC based originator and servicer to a branch-focused product offering represented a strategic shift as we moved away from a higher cost, high volume sales-focused origination business to a lower cost, lower volume model that targeted our bank customers. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit was eliminated. This has resulted in a recast of the financial statements in the current and all comparative periods as detailed below.

In the first quarter of 2019, the Company successfully closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ('Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing approximately 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. These sales resulted in a $919 thousand pre-tax loss from discontinued operations during the year ended December 31, 2019. The Company finalized the servicing transfer for these loans in 2019 and subserviced these loans through the transfer dates. These loans are excluded from the Company's MSR portfolio at December 31, 2019.

On April 4, 2019 the Company entered into a definitive agreement related to the sale of the HLC based mortgage origination business assets and transfer of personnel to Homebridge Financial Services, Inc. – ("Homebridge").

On June 24, 2019 the Company completed the sale with Homebridge. This sale included 47 stand-alone HLCs and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that were to be sold or abandoned within one year, are classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. HLCs that were not sold were closed during the second quarter and none remained as of December 31, 2019. Certain remaining bank location-based components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release have been classified as continuing operations based on management's intent.

At the end of the second quarter 2019, we also entered into a non-binding letter of interest to sell our ownership interest in WMS LLC at which time related operations also met the criteria to be included in discontinued operations for all periods presented. The sales transaction was closed in November 2019, resulting in an immaterial loss on disposal.

The following table summarizes the calculation of the net loss on disposal of discontinued operations.

(in thousands)	Year Ended December 31, 2019
Proceeds from asset sales	$186,692
Book value of assets sold	181,243
Gain on assets sold	5,449
Transaction costs	8,770
Compensation expense related to the transactions	4,636
Facility and IT related costs	13,660
Total costs	27,066
Net loss on disposal of discontinued operations	$(21,617)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	December 31, 2019	December 31, 2018
ASSETS
Loans held-for-sale, at fair value	$26,123	$269,683
Mortgage serving rights	—	177,121
Premises and equipment, net	—	6,689
Other assets (1)	2,505	23,541
Assets of discontinued operations	$28,628	$477,034
LIABILITIES
Deposits	$—	$162,850
Accrued expenses and other liabilities	2,603	4,271
Liabilities of discontinued operations	$2,603	$167,121
(1) Includes $227 thousand and $15.5 million of derivative balances at December 31, 2019 and December 31, 2018, respectively.

Statements of Operations of Discontinued Operations

	Year Ended December 31,
	2019	2018	2017
(in thousands)
Net interest income	$5,858	$12,516	$19,897
Noninterest income	63,713	200,426	269,557
Noninterest expense	97,856	195,332	249,039
(Loss) income before income taxes	(28,285)	17,610	40,415
Income tax (benefit) expense	(5,077)	3,806	14,137
(Loss) income from discontinued operations	$(23,208)	$13,804	$26,278

Cash Flows from Discontinued Operations

	Year Ended December 31,
	2019	2018	2017
(in thousands)
Net cash provided by operating activities	$238,212	$201,001	$111,682
Net cash provided by (used in) investing activities	185,458	64,849	(4,369)

NOTE 3–BUSINESS COMBINATIONS:

Recent Acquisition Activity

On March 25, 2019, the Company completed its acquisition of a branch and its related deposits and loans in San Diego County from Silvergate Bank, along with its business lending team. The application of the acquisition method of accounting resulted in goodwill of $5.9 million.

On September 15, 2017, the Company completed its acquisition of one branch and its related deposits in San Diego County, from Opus Bank. The application of the acquisition method of accounting resulted in goodwill of $389 thousand.

NOTE 4–REGULATORY CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage capital, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital (as defined in the regulations). The regulators also have the ability to impose elevated capital requirements in certain circumstances. At December 31, 2019 and 2018 the Bank's capital ratios meet the regulatory capital category of "well capitalized" as defined by the Rules.

The Bank’s and the Company's capital amounts and ratios under Basel III are included in the following tables:

	At December 31, 2019
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity tier 1 capital (to risk-weighted assets)	712,596	13.50	237,451	4.5	342,985	6.5
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50	316,602	6.0	422,136	8.0
Total risk-based capital (to risk-weighted assets)	758,303	14.37	422,136	8.0	527,669	10.0

	At December 31, 2019
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	$340,316	5.0%
Common equity tier 1 capital (to risk-weighted assets)	631,323	11.43	248,523	4.5	358,977	6.5
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52	331,364	6.0	441,818	8.0
Total risk-based capital (to risk-weighted assets)	739,812	13.40	441,818	8.0	552,273	10.0

	At December 31, 2018
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$707,710	10.15%	$278,898	4.0%	$348,622	5.0%
Common equity tier 1 capital (to risk-weighted assets)	707,710	13.82	230,471	4.5	332,902	6.5
Tier 1 risk-based capital (to risk-weighted assets)	707,710	13.82	307,295	6.0	409,726	8.0
Total risk-based capital (to risk-weighted assets)	753,742	14.72	409,726	8.0	512,158	10.0

	At December 31, 2018
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$667,301	9.51%	$280,592	4.0%	$350,740	5.0%
Common equity tier 1 capital (to risk-weighted assets)	607,388	11.26	242,832	4.5	350,757	6.5
Tier 1 risk-based capital (to risk-weighted assets)	667,301	12.37	323,776	6.0	431,701	8.0
Total risk-based capital (to risk-weighted assets)	715,848	13.27	431,701	8.0	539,626	10.0

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

	At December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$93,283	$120	$(1,708)	$91,695
Commercial	37,972	411	(358)	38,025
Collateralized mortgage obligations:
Residential	292,370	935	(1,687)	291,618
Commercial	156,693	684	(1,223)	156,154
Municipal bonds	333,303	8,997	(982)	341,318
Corporate debt securities	18,391	313	(43)	18,661
U.S. Treasury securities	1,296	11	—	1,307
	$933,308	$11,471	$(6,001)	$938,778

HELD TO MATURITY
Municipal bonds (1)	4,372	129	—	4,501
	$4,372	$129	$—	$4,501

(1) In conjunction with adopting ASU 2017-12, in the first quarter of 2019, we transferred $66.2 million in HTM securities to AFS.

	At December 31, 2018
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$112,852	$19	$(4,910)	$107,961
Commercial	34,892	109	(487)	34,514
Collateralized mortgage obligations:
Residential	171,412	221	(4,889)	166,744
Commercial	118,555	140	(2,021)	116,674
Municipal bonds	393,463	1,526	(9,334)	385,655
Corporate debt securities	21,177	1	(1,183)	19,995
U.S. Treasury securities	11,211	6	(317)	10,900
Agency debentures	9,876	—	(351)	9,525
	$873,438	$2,022	$(23,492)	$851,968

HELD TO MATURITY
Mortgage-backed securities:
Residential	$11,071	$—	$(274)	$10,797
Commercial	17,307	30	(311)	17,026
Collateralized mortgage obligations	15,624	10	(65)	15,569
Municipal bonds	27,191	190	(319)	27,062
Corporate debt securities	92	—	—	92
	$71,285	$230	$(969)	$70,546

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities primarily issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of December 31, 2019 and 2018, all securities held, including municipal bonds and corporate debt securities, were rated investment grade based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor’s Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of December 31, 2019 and 2018, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(409)	$18,440	$(1,299)	$68,362	$(1,708)	$86,802
Commercial	(352)	21,494	(6)	2,483	(358)	23,977
Collateralized mortgage obligations:
Residential	(965)	171,708	(722)	29,264	(1,687)	200,972
Commercial	(680)	67,160	(543)	41,605	(1,223)	108,765
Municipal bonds	(334)	39,127	(648)	45,869	(982)	84,996
Corporate debt securities	(5)	3,689	(38)	1,743	(43)	5,432
	$(2,745)	$321,618	$(3,256)	$189,326	$(6,001)	$510,944

There were no held to maturity securities in an unrealized loss position at December 31, 2019.

	At December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(34)	$1,269	$(4,876)	$104,822	$(4,910)	$106,091
Commercial	—	—	(487)	18,938	(487)	18,938
Collateralized mortgage obligations:
Residential	(131)	24,085	(4,758)	128,899	(4,889)	152,984
Commercial	(350)	22,051	(1,671)	73,429	(2,021)	95,480
Municipal bonds	(1,283)	85,057	(8,051)	201,189	(9,334)	286,246
Corporate debt securities	(104)	5,557	(1,079)	14,213	(1,183)	19,770
U.S. Treasury securities	—	—	(317)	9,598	(317)	9,598
Agency debentures	—	—	(351)	9,525	(351)	9,525
	$(1,902)	$138,019	$(21,590)	$560,613	$(23,492)	$698,632

HELD TO MATURITY
Mortgage-backed securities:
Residential	$(31)	$2,314	$(243)	$6,197	$(274)	$8,511
Commercial	(24)	2,800	(287)	11,256	(311)	14,056
Collateralized mortgage obligations	(65)	10,597	—	—	(65)	10,597
Municipal bonds	(102)	7,210	(217)	11,273	(319)	18,483
	$(222)	$22,921	$(747)	$28,726	$(969)	$51,647

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of December 31, 2019 and 2018. In addition, as of December 31, 2019 and 2018, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At December 31, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$3	1.30%	$5,428	1.67%	$86,264	2.10%	$91,695	2.08%
Commercial	—	—	7,514	2.73	20,631	2.50	9,880	2.32	38,025	2.49
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	291,618	2.39	291,618	2.39
Commercial	—	—	7,563	2.20	68,470	2.41	80,121	2.31	156,154	2.35
Municipal bonds	5,337	3.41	555	3.90	13,000	3.01	322,426	3.61	341,318	3.59
Corporate debt securities	1,007	3.40	7,544	3.64	10,022	3.70	88	6.10	18,661	3.67
U.S. Treasury securities	1,307	2.82	—	—	—	—	—	—	1,307	2.82
Total available for sale	$7,651	3.31%	$23,179	2.87%	$117,551	2.57%	$790,397	2.84%	$938,778	2.81%

HELD TO MATURITY
Municipal bonds	$—	—%	$1,787	2.90%	$2,714	2.09%	$—	—%	$4,501	2.41%
Total held to maturity	$—	—%	$1,787	2.90%	$2,714	2.09%	$—	—%	$4,501	2.41%

	At December 31, 2018
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$7,094	1.62%	$100,867	2.05%	$107,961	2.03%
Commercial	—	—	14,175	2.20	16,737	2.99	3,602	2.90	34,514	2.66
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	166,744	2.43	166,744	2.43
Commercial	—	—	9,008	2.42	29,292	2.88	78,374	2.42	116,674	2.53
Municipal bonds	5,670	2.12	16,276	2.24	30,659	2.89	333,050	3.51	385,655	3.39
Corporate debt securities	—	—	3,949	2.96	13,608	3.31	2,438	3.65	19,995	3.29
U.S. Treasury securities	—	—	10,900	1.87	—	—	—	—	10,900	1.87
Agency debentures	—	—	—	—	9,525	2.23	—	—	9,525	2.23
Total available for sale	$5,670	2.12%	$54,308	2.24%	$106,915	2.81%	$685,075	2.90%	$851,968	2.84%

HELD TO MATURITY
Mortgage-backed securities:
Residential	$—	—%	$—	—%	$—	—%	$10,797	2.82%	$10,797	2.82%
Commercial	—	—	12,147	2.51	4,879	2.64	—	—	17,026	2.55
Collateralized mortgage obligations	—	—	7,205	3.59	—	—	8,364	2.94	15,569	3.24
Municipal bonds	—	—	1,790	2.85	5,651	2.29	19,621	3.24	27,062	3.01
Corporate debt securities	—	—	—	—	—	—	92	6.00	92	6.00
Total held to maturity	$—	—%	$21,142	2.91%	$10,530	2.45%	$38,874	3.07%	$70,546	2.93%

Sales of investment securities available for sale were as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Proceeds	$184,871	$46,081	$397,492
Gross gains	894	310	1,214
Gross losses	(901)	(75)	(725)

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law.

(in thousands)	At December 31, 2019	At December 31, 2018

Federal Home Loan Bank to secure borrowings	$—	$63,179
Washington and California State to secure public deposits	200,571	126,565
Securities pledged to secure derivatives in a liability position	—	5,077
Other securities pledged	4,332	5,147
Total securities pledged as collateral	$204,903	$199,968

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at December 31, 2019 and 2018.

Tax-exempt interest income on securities available for sale totaling $10.2 million, $8.5 million and $8.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 6–LOANS AND CREDIT QUALITY:

For a detailed discussion of loans and credit quality, including accounting policies and the methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies.

The Company's portfolio of loans held for investment is divided into two portfolios, consumer loans and commercial loans, which are the same portfolios used to determine the allowance for loan losses. Within each loan portfolio, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio and non-owner occupied commercial real estate, multifamily, construction/land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio.

Loans held for investment consist of the following:

	At December 31,
(in thousands)	2019	2018

Consumer loans
Single family (1)	$1,070,332	$1,358,175
Home equity and other	532,926	570,923
Total consumer loans	1,603,258	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	894,896	701,928
Multifamily	996,498	908,015
Construction/land development	702,399	794,544
Total commercial real estate loans	2,593,793	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	478,172	429,158
Commercial business	414,880	331,004
Total commercial and industrial loans	893,052	760,162
Loans held for investment before deferred fees, costs and allowance	5,090,103	5,093,747
Net deferred loan fees and costs	24,453	23,094
	5,114,556	5,116,841
Allowance for loan losses	(41,772)	(41,470)
Total loans held for investment	$5,072,784	$5,075,371

(1)
Includes $3.5 million and $4.1 million at December 31, 2019 and December 31, 2018, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Loans in the amount of $2.01 billion and $2.16 billion at December 31, 2019 and 2018, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. Additionally, loans totaling $490.7 million and $502.7 million at December 31, 2019 and 2018, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

It is the Company's policy to make loans to officers, directors, and their associates in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. There were no material loans outstanding to these related parties and their associates at December 31, 2019 and 2018.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At December 31, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 10.7% and 12.2% of the total portfolio, respectively. At December 31, 2018 we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 13.1% and 10.2% of the total portfolio, respectively.

Credit Quality

Management considers the level of allowance for loan losses to be appropriate to cover credit losses inherent within the loans held for investment portfolio as of December 31, 2019. In addition to the allowance for loan losses, the Company maintains a separate allowance for losses related to unfunded loan commitments, and this amount is included in accounts payable and other liabilities on the consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses.

For further information on the policies that govern the determination of the allowance for loan losses levels, see Note 1, Summary of Significant Accounting Policies.

Activity in the allowance for credit losses was as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Allowance for credit losses (roll-forward):
Beginning balance	$42,913	$39,116	$35,264
Provision for credit losses	(500)	3,000	750
Recoveries, net of charge-offs	424	797	3,102
Ending balance	$42,837	$42,913	$39,116
Components:
Allowance for loan losses	$41,772	$41,470	$37,847
Allowance for unfunded commitments	1,065	1,443	1,269
Allowance for credit losses	$42,837	$42,913	$39,116

Activity in the allowance for credit losses by loan portfolio and loan class was as follows.

	Year Ended December 31, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,217	$—	$145	$(1,912)	$6,450
Home equity and other	7,712	(272)	504	(1,101)	6,843
Total consumer loans	15,929	(272)	649	(3,013)	13,293
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	—	1,753	7,249
Multifamily	5,754	—	—	1,261	7,015
Construction/land development	9,539	—	215	(1,075)	8,679
Total commercial real estate loans	20,789	—	215	1,939	22,943
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	—	358	3,640
Commercial business	2,913	(315)	147	216	2,961
Total commercial and industrial loans	6,195	(315)	147	574	6,601
Total allowance for credit losses	$42,913	$(587)	$1,011	$(500)	$42,837

	Year Ended December 31, 2018
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$9,412	$(106)	$344	$(1,433)	$8,217
Home equity and other	7,081	(488)	492	627	7,712
Total consumer loans	16,493	(594)	836	(806)	15,929
Commercial real estate loans
Non-owner occupied commercial real estate	4,755	—	—	741	5,496
Multifamily	3,895	—	—	1,859	5,754
Construction/land development	8,677	—	1,126	(264)	9,539
Total commercial real estate loans	17,327	—	1,126	2,336	20,789
Commercial and industrial loans
Owner occupied commercial real estate	2,960	—	—	322	3,282
Commercial business	2,336	(753)	182	1,148	2,913
Total commercial and industrial loans	5,296	(753)	182	1,470	6,195
Total allowance for credit losses	$39,116	$(1,347)	$2,144	$3,000	$42,913

The following tables disaggregate our allowance for credit losses and recorded investment in loans by impairment methodology.

	At December 31, 2019
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$6,333	$117	$6,450	$1,005,386	$61,503	$1,066,889
Home equity and other	6,815	28	6,843	532,038	863	532,901
Total consumer loans	13,148	145	13,293	1,537,424	62,366	1,599,790
Commercial real estate loans
Non-owner occupied commercial real estate	7,249	—	7,249	894,896	—	894,896
Multifamily	7,015	—	7,015	996,498	—	996,498
Construction/land development	8,679	—	8,679	702,399	—	702,399
Total commercial real estate loans	22,943	—	22,943	2,593,793	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	3,640	—	3,640	475,281	2,891	478,172
Commercial business	2,953	8	2,961	411,386	3,494	414,880
Total commercial and industrial loans	6,593	8	6,601	886,667	6,385	893,052
Total loans evaluated for impairment	42,684	153	42,837	5,017,884	68,751	5,086,635
Loans held for investment carried at fair value	—	—	—	—	—	3,468	(1)
Total loans held for investment	$42,684	$153	$42,837	$5,017,884	$68,751	$5,090,103

	At December 31, 2018
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$8,151	$66	$8,217	$1,286,556	$67,575	$1,354,131
Home equity and other	7,671	41	7,712	569,673	1,237	570,910
Total consumer loans	15,822	107	15,929	1,856,229	68,812	1,925,041
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	5,496	701,928	—	701,928
Multifamily	5,754	—	5,754	907,523	492	908,015
Construction/land development	9,539	—	9,539	793,818	726	794,544
Total commercial real estate loans	20,789	—	20,789	2,403,269	1,218	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	3,282	427,938	1,220	429,158
Commercial business	2,787	126	2,913	329,170	1,834	331,004
Total commercial and industrial loans	6,069	126	6,195	757,108	3,054	760,162
Total loans evaluated for impairment	42,680	233	42,913	5,016,606	73,084	5,089,690
Loans held for investment carried at fair value	—	—	—	—	—	4,057	(1)
Total loans held for investment	$42,680	$233	$42,913	$5,016,606	$73,084	$5,093,747

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

Impaired Loans

The following tables present impaired loans by loan portfolio and loan class.

	At December 31, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family (3)	$60,009	$60,448	$—
Home equity and other	472	472	—
Total consumer loans	60,481	60,920	—
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	2,954	3,267	—
Total commercial and industrial loans	5,845	6,280	—
	$66,326	$67,200	$—
With an allowance recorded:
Consumer loans
Single family	$1,494	$1,494	$117
Home equity and other	391	391	28
Total consumer loans	1,885	1,885	145
Commercial and industrial loans
Commercial business	540	919	8
Total commercial and industrial loans	540	919	8
	$2,425	$2,804	$153
Total:
Consumer loans
Single family (3)	$61,503	$61,942	$117
Home equity and other	863	863	28
Total consumer loans	62,366	62,805	145
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	3,494	4,186	8
Total commercial and industrial loans	6,385	7,199	8
Total impaired loans	$68,751	$70,004	$153

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $59.8 million in single family performing TDRs.

	At December 31, 2018
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family (3)	$66,725	$67,496	$—
Home equity and other	743	769	—
Total consumer loans	67,468	68,265	—
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,331	2,087	—
Total commercial and industrial loans	2,551	3,630	—
	$71,237	$73,113	$—
With an allowance recorded:
Consumer loans
Single family	$850	$850	$66
Home equity and other	494	494	41
Total consumer loans	1,344	1,344	107
Commercial and industrial loans
Commercial business	503	503	126
Total commercial and industrial loans	503	503	126
	$1,847	$1,847	$233
Total:
Consumer loans
Single family (3)	$67,575	$68,346	$66
Home equity and other	1,237	1,263	41
Total consumer loans	68,812	69,609	107
Commercial real estate loans
Multifamily	492	492	—
Construction/land development	726	726	—
Total commercial real estate loans	1,218	1,218	—
Commercial and industrial loans
Owner occupied commercial real estate	1,220	1,543	—
Commercial business	1,834	2,590	126
Total commercial and industrial loans	3,054	4,133	126
Total impaired loans	$73,084	$74,960	$233

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $65.8 million in single family performing TDRs.

The following table provides the average recorded investment and interest income recognized on impaired loans by portfolio and class.

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Consumer loans
Single family	$66,845	$2,701	$69,022	$2,636	$80,519	$2,963
Home equity and other	1,062	59	1,261	78	1,432	80
Total consumer loans	67,907	2,760	70,283	2,714	81,951	3,043
Commercial real estate loans
Non-owner occupied commercial real estate	2	—	—	—	686	—
Multifamily	293	14	676	25	824	25
Construction/land development	1,351	—	625	24	917	73
Total commercial real estate loans	1,646	14	1,301	49	2,427	98
Commercial and industrial loans
Owner occupied commercial real estate	2,927	112	1,912	93	2,922	170
Commercial business	2,211	37	2,303	104	2,533	144
Total commercial and industrial loans	5,138	149	4,215	197	5,455	314
	$74,691	$2,923	$75,799	$2,960	$89,833	$3,455

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

The following tables summarize designated loan grades by loan portfolio and loan class.

	At December 31, 2019
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,053,648	(1)	$2,518	$8,802	$5,364	$1,070,332
Home equity and other	530,784		318	664	1,160	532,926
Total consumer loans	1,584,432		2,836	9,466	6,524	1,603,258
Commercial real estate loans
Non-owner occupied commercial real estate	892,890		2,006	—	—	894,896
Multifamily	991,696		4,802	—	—	996,498
Construction/land development	669,751		11,694	20,954	—	702,399
Total commercial real estate loans	2,554,337		18,502	20,954	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	422,434		37,885	12,709	5,144	478,172
Commercial business	351,911		50,149	9,405	3,415	414,880
Total commercial and industrial loans	774,345		88,034	22,114	8,559	893,052
	$4,913,114		$109,372	$52,534	$15,083	$5,090,103

(1)
Includes $3.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

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

(1)
Includes $4.1 million of loans of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of December 31, 2019 and 2018, none of the Company's loans were rated Doubtful or Loss.

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

The following tables present an aging analysis of past due loans by loan portfolio and loan class.

	At December 31, 2019
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$5,694	$4,261	$25,066	$35,021	$1,035,311	(1)	$1,070,332	$19,702	(2)
Home equity and other	837	372	1,160	2,369	530,557		532,926	—
Total consumer loans	6,531	4,633	26,226	37,390	1,565,868		1,603,258	19,702
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	894,896		894,896	—
Multifamily	—	—	—	—	996,498		996,498	—
Construction/land development	—	—	—	—	702,399		702,399	—
Total commercial real estate loans	—	—	—	—	2,593,793		2,593,793	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	2,891	2,891	475,281		478,172	—
Commercial business	44	—	3,446	3,490	411,390		414,880	—
Total commercial and industrial loans	44	—	6,337	6,381	886,671		893,052	—
	$6,575	$4,633	$32,563	$43,771	$5,046,332		$5,090,103	$19,702

	At December 31, 2018
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$9,725	$3,653	$47,609	$60,987	$1,297,188	(1)	$1,358,175	$39,116	(2)
Home equity and other	145	100	948	1,193	569,730		570,923	—
Total consumer loans	9,870	3,753	48,557	62,180	1,866,918		1,929,098	39,116
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	701,928		701,928	—
Multifamily	—	—	—	—	908,015		908,015	—
Construction/land development	—	—	72	72	794,472		794,544	—
Total commercial real estate loans	—	—	72	72	2,404,415		2,404,487	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	374	374	428,784		429,158	—
Commercial business	—	—	1,732	1,732	329,272		331,004	—
Total commercial and industrial loans	—	—	2,106	2,106	758,056		760,162	—
	$9,870	$3,753	$50,735	$64,358	$5,029,389		$5,093,747	$39,116

(1)
Includes $3.5 million and $4.1 million of loans at December 31, 2019 and 2018 respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

The following tables present performing and nonperforming loan balances by loan portfolio and loan class.

	At December 31, 2019
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,064,968	(1)	$5,364	$1,070,332
Home equity and other	531,766		1,160	532,926
Total consumer loans	1,596,734		6,524	1,603,258
Commercial real estate loans
Non-owner occupied commercial real estate	894,896		—	894,896
Multifamily	996,498		—	996,498
Construction/land development	702,399		—	702,399
Total commercial real estate loans	2,593,793		—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	475,281		2,891	478,172
Commercial business	411,434		3,446	414,880
Total commercial and industrial loans	886,715		6,337	893,052
	$5,077,242		$12,861	$5,090,103

	At December 31, 2018
(in thousands)	Accrual		Nonaccrual	Total

Consumer loans
Single family	$1,349,682	(1)	$8,493	$1,358,175
Home equity and other	569,975		948	570,923
Total consumer loans	1,919,657		9,441	1,929,098
Commercial real estate loans
Non-owner occupied commercial real estate	701,928		—	701,928
Multifamily	908,015		—	908,015
Construction/land development	794,472		72	794,544
Total commercial real estate loans	2,404,415		72	2,404,487
Commercial and industrial loans
Owner occupied commercial real estate	428,784		374	429,158
Commercial business	329,272		1,732	331,004
Total commercial and industrial loans	758,056		2,106	760,162
	$5,082,128		$11,619	$5,093,747

(1)
Includes $3.5 million and $4.1 million of loans at December 31, 2019 and 2018, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following tables present information about TDR activity during the periods presented.

	Year Ended December 31, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	21	$3,925	$—
	Payment restructure	118	25,795	—
Home equity and other
	Payment restructure	1	116	—
Total consumer
	Interest rate reduction	21	3,925	—
	Payment restructure	119	25,911	—
		140	29,836	—

Commercial real estate loans
Construction/land development
	Payment restructure	1	4,675
Total commercial real estate
	Payment restructure	1	4,675	—
		1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
	Payment restructure	1	5,840	—
Commercial business
	Payment restructure	1	259	—
Total commercial and industrial
	Payment restructure	2	6,099	—
		2	6,099	—
Total loans
	Interest rate reduction	21	3,925	—
	Payment restructure	122	36,685	—
		143	$40,610	$—

	Year Ended December 31, 2018
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	17	$3,174	$—
	Payment restructure	153	31,626	—
Total consumer
	Interest rate reduction	17	3,174	—
	Payment restructure	153	31,626	—
		170	34,800	—
Commercial and industrial loans
Commercial business
	Payment restructure	2	267	—
Total commercial and industrial
	Payment restructure	2	267	—
		2	267	—
Total loans
	Interest rate reduction	17	3,174	—
	Payment restructure	155	31,893	—
		172	$35,067	$—

	Year Ended December 31, 2017
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	56	$10,040	$—
	Payment restructure	102	21,356	—
Home equity and other
	Payment restructure	2	351	—
Total consumer
	Interest rate reduction	56	10,040	—
	Payment restructure	104	21,707	—
		160	31,747	—
Commercial and industrial loans
Commercial business
	Payment restructure	1	18	—
Total commercial and industrial
	Payment restructure	1	18	—
		1	18	—
Total loans
	Interest rate reduction	56	10,040	—
	Payment restructure	105	21,725	—
		161	$31,765	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the years ended December 31, 2019 and 2018, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Years Ended December 31,
	2019		2018
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	13	$3,059	24	$4,723
	13	$3,059	24	$4,723

NOTE 7–OTHER REAL ESTATE OWNED:

Other real estate owned consisted of the following.

	At December 31,
(in thousands)	2019	2018

Single family	$1,393	$455
Valuation allowance	—	—
	$1,393	$455

Activity in other real estate owned was as follows.

	Years Ended December 31,
(in thousands)	2019	2018

Beginning balance	$455	$664
Additions	1,933	455
Reductions related to sales	(995)	(664)
Ending balance	$1,393	$455

Activity in the valuation allowance for other real estate owned was as follows.

Year Ended December 31,
(in thousands)	2017

Beginning balance	$3,095
Loss provisions	33
(Charge-offs), net of recoveries	(3,128)
Ending balance	$—

There was no activity or balance in the valuation allowance for other real estate owned for the years ended December 31, 2019 and 2018.

The components of the net cost of operation and sale of other real estate owned are as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Maintenance (reimbursements) costs	$29	$33	$(114)
Loss provisions	—	—	—
Net gain on sales	(101)	(172)	(416)
Net benefit from operation and sale of other real estate owned	$(72)	$(139)	$(530)

At December 31, 2019, we had concentrations of 47% in California and 53% in Hawaii representing the balance of other real estate owned. At December 31, 2018, we had concentrations within the state of Oregon, primarily in Marion County, representing 100% of the total balance of other real estate owned. At December 31, 2017, we had concentrations within the state of Washington, primarily in Spokane County, representing 77% of the total balance of other real estate owned.

NOTE 8–PREMISES AND EQUIPMENT, NET:

Premises and equipment consisted of the following.

	At December 31,
(in thousands)	2019		2018

Furniture and equipment	$56,849		$70,692
Leasehold improvements	46,088		52,596
Land and buildings	34,558		34,552
	137,495		157,840
Less: accumulated depreciation	(60,522)		(63,039)
	$76,973	(1)	$94,801	(1)

(1)	Includes zero and $6.7 million of premises and equipment related to discontinued operations as of December 31, 2019 and 2018.

Depreciation expense for the years ended December 31, 2019, 2018, and 2017, was $10.8 million, $13.9 million, and $13.5 million, respectively. Includes both continuing and discontinued operations.

NOTE 9–DEPOSITS:

Deposit balances, including stated rates, were as follows.

	At December 31,
(in thousands)	2019	2018

Noninterest-bearing accounts (1)	$907,918	$914,154
NOW accounts, 0.00% to 1.19% at December 31, 2019 and 0.00% to 1.44% at December 31, 2018	373,832	376,137
Statement savings accounts, due on demand, 0.05% to 1.13% at December 31, 2019 and 2018	219,182	245,795
Money market accounts, due on demand, 0.00% to 2.42% at December 31, 2019 and 0.00% to 2.40% at December 31, 2018	2,224,494	1,935,516
Certificates of deposit, 0.10% to 3.06% at December 31, 2019 and 0.10% to 3.80% at December 31, 2018	1,614,533	1,579,806
	$5,339,959	$5,051,408
(1) Includes zero and $162.8 million in servicing deposits related to discontinued operations at December 31, 2019 and 2018, respectively. These deposits were transferred to the MSR buyers concurrent with the transfer of the loan servicing.

There were $330.4 million and $191.8 million in public funds included in deposits at December 31, 2019 and 2018, respectively.

Interest expense on deposits was as follows.

	Years Ended December 31,
(in thousands)	2019		2018	2017

NOW accounts	$1,507		$1,678	$1,964
Statement savings accounts	525		816	1,007
Money market accounts	27,259		17,199	8,604
Certificates of deposit	41,189		22,302	12,337
	$70,480	(1)	$41,995	$23,912

(1) Includes $91 thousand in interest expense on deposits related to discontinued operations for the year ended December 31, 2019.

The weighted-average interest rates on certificates of deposit at December 31, 2019, 2018 and 2017 were 2.24%, 1.87% and 1.12% respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At December 31, 2019

Within one year	$1,282,411
One to two years	240,121
Two to three years	62,417
Three to four years	13,938
Four to five years	15,517
Thereafter	129
$1,614,533

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2019 and 2018 was $222.9 million and $85.3 million, respectively. There were $266.5 million and $786.1 million of brokered deposits at December 31, 2019 and 2018, respectively.

NOTE 10–FEDERAL HOME LOAN BANK AND OTHER BORROWINGS:

Federal Home Loan Bank

The Company borrows funds through advances from the Des Moines FHLB. FHLB advances totaled $346.6 million and $932.6 million as of December 31, 2019, and 2018, respectively.

Weighted-average interest rates on the advances were 1.86%, 2.63%, and 1.58% at December 31, 2019, 2018 and 2017, respectively. The advances may be collateralized by stock in the FHLB, pledged securities, and unencumbered qualifying loans. The Company has an available line of credit with the FHLB equal to 45.0% of assets, subject to collateralization requirements. Based on the amount of qualifying collateral available, borrowing capacity from the FHLB was $943.3 million as of December 31, 2019. The FHLB is not contractually bound to continue to offer credit to the Company, and the Company's access to credit from this agency for future borrowings may be discontinued at any time.

FHLB advances outstanding by contractual maturities were as follows.

	At December 31, 2019
(dollars in thousands)	Advances outstanding	Weighted-average interest rate

2020	$341,000	1.80%
2021	—	—
2022	—	—
2023	—	—
2024 and thereafter	5,590	5.31
	$346,590	1.86%

The Company, as a member of the FHLB, is required to own shares of FHLB stock. This requirement is based upon the amount of either the eligible collateral or advances outstanding from the FHLB. As of December 31, 2019 and 2018, the Company held $22.4 million and $45.5 million respectively, of FHLB stock. FHLB stock is carried at par value and is restricted to transactions between the FHLB and its member institutions. FHLB stock can only be purchased or redeemed at par value. Both cash and dividends received on FHLB stock are reported in earnings.

Management periodically evaluates FHLB stock for other-than-temporary impairment. Management's determination of whether these investments are impaired is based on its assessment of ultimate recoverability of par value rather than recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on this evaluation, the Company determined there is no other-than-temporary impairment of the FHLB stock investment as of December 31, 2019, or 2018.

Federal Reserve Bank of San Francisco

The Company may also borrow on a collateralized basis from the Federal Reserve Bank of San Francisco ("FRBSF"). At December 31, 2019 and 2018, there were no outstanding borrowings from the FRBSF. Based on the amount of qualifying collateral available, borrowing capacity from the FRBSF was $267.1 million at December 31, 2019. The FRBSF is not contractually bound to offer credit to the Company, and the Company’s access to credit from this agency for future borrowings may be discontinued at any time.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. At December 31, 2019 and 2018, we had a $125.0 million and a $19.0 million balance of federal funds purchased and securities sold under agreements to repurchase.

NOTE 11–LONG-TERM DEBT:

At December 31, 2019 and 2018, the Company had long-term debt balance of $125.7 million and $125.5 million respectively, consisting of senior notes issued during 2016 and junior subordinated debentures issued in prior years.

In 2016, the Company closed on $65.0 million in aggregate principal amount of its 6.50% Senior Notes due 2026 (the "Senior Notes") at an offering price of 100% plus accrued interest, which represented $63.8 million of long-term debt balance at December 31, 2019.

The Company raised capital by issuing trust preferred securities during the period from 2005 through 2007, resulting in a debt balance of $61.9 million that remains outstanding at December 31, 2019. In connection with the issuance of trust preferred securities, HomeStreet, Inc. issued to HomeStreet Statutory Trust Junior Subordinated Deferrable Interest Debentures. The sole assets of the HomeStreet Statutory Trust are the Subordinated Debt Securities I, II, III, and IV.

The Subordinated Debt Securities are as follows:

HomeStreet Statutory
(dollars in thousands)	I	II	III	IV

Date issued	June 2005	September 2005	February 2006	March 2007
Amount	$5,155	$20,619	$20,619	$15,464
Interest rate	3 MO LIBOR + 1.70%	3 MO LIBOR + 1.50%	3 MO LIBOR + 1.37%	3 MO LIBOR + 1.68%
Maturity date	June 2035	December 2035	March 2036	June 2037
Call option (1)	Quarterly	Quarterly	Quarterly	Quarterly

(1) Call options are exercisable at par and are callable, without penalty on a quarterly basis, starting five years after issuance.

NOTE 12–DERIVATIVES AND HEDGING ACTIVITIES:

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

We held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at December 31, 2019 or 2018. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Any securities pledged to counterparties as collateral remain on the consolidated statement of financial condition. Refer to Note 5, Investment Securities for further information on securities collateral pledged. At December 31, 2019, the Company held $15.2 million collateral received from counterparties under derivative transactions. In 2018 we did not hold any collateral received from counterparties under derivative transactions.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer loan agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC 815, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2019 and 2018 were $144.1 million and $2.6 million, respectively. During the years ended December 31, 2019 and 2018 there were $121 thousand and $5 thousand mark-to-market losses recorded to “Other” noninterest income in our consolidated statements of operations. The Company had no similar activity in the year ended December 31, 2017.

The Company's derivative activities are monitored by the asset/liability management committee. The treasury function, which includes asset/liability management, is responsible for hedging strategies developed through analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are incorporated into the overall risk management strategies.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies.

The notional amounts and fair values for derivatives consist of the following.

	At December 31, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$651,838	$830	$(492)
Interest rate lock and purchase loan commitments	124,379	2,281	(58)
Interest rate swaps	688,516	27,097	(10,889)
Eurodollar futures	2,232,000	3	—
Total derivatives before netting	$3,696,733	30,211	(11,439)
Netting adjustment/Cash collateral (1)		(21,414)	9,101
Carrying value on consolidated statements of financial condition (2)		$8,797	$(2,338)

	At December 31, 2018
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$1,334,947	$3,025	$(5,340)
Interest rate swaptions	34,000	203	—
Interest rate lock and purchase loan commitments	390,558	10,289	(5)
Interest rate swaps	803,652	14,566	(11,549)
Eurodollar futures	3,135,000	—	(110)
Total derivatives before netting	$5,698,157	28,083	(17,004)
Netting adjustment/Cash collateral (1)		(8,329)	12,517
Carrying value on consolidated statements of financial condition (2)		$19,754	$(4,487)

(1)	Includes net cash collateral received of $12.3 million and net cash collateral paid of $4.2 million at December 31, 2019 and 2018, respectively, as part of netting adjustments.
(2) Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At December 31, 2019
(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$30,211	$(21,414)	$8,797	$—	$8,797
Derivative liabilities	(11,439)	9,101	(2,338)	—	(2,338)

	At December 31, 2018
(in thousands)	Gross fair value	Netting adjustments/Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$28,083	$(8,329)	$19,754	$—	$19,754
Derivative liabilities	(17,004)	12,517	(4,487)	3,223	(1,264)

(1)	Includes net cash collateral received of $12.3 million and net cash collateral paid of $4.2 million at December 31, 2019 and 2018, respectively, as part of netting adjustments.

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

	Years Ended December 31,
(in thousands)	2019	2018	2017

Recognized in noninterest income: (1)
Net (loss) gain on loan origination and sale activities (2)	$(19,394)	$7,790	$(28,549)
Loan servicing income (loss) (3)	14,435	(40,474)	9,732
Other (4)	121	3	—
	$(4,838)	$(32,681)	$(18,817)

(1)	Includes both continuing and discontinued operations.

(2)	Comprised of IRLCs and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(3)	Comprised of interest rate swaps, interest rate swaptions and futures and forward contracts used as an economic hedge of single family MSRs.

(4)	Comprised of interest rate swaps used as an economic hedge of loans held for investment.

NOTE 13–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

	At December 31,
(in thousands)	2019	2018

Commercial	$128,841	$25,139
Single family (1)	105,458	321,868
Total loans held for sale	$234,299	$347,007

(1)	Includes loans from discontinued operations of $26.1 million and $269.7 million at December 31, 2019 and 2018, respectively.

Loans sold proceeds consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Commercial	$843,864	$591,121	$695,624
Single family (1)	3,925,302	6,300,838	7,508,949
Total loans sold (2)	$4,769,166	$6,891,959	$8,204,573

(1) Includes both continuing and discontinued operations.
(2) Includes loans originated as held for investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Commercial	$17,492	$11,776	$20,027
Single family (1)	86,686	174,473	235,849
Total gain on loan origination and sale activities (2)	$104,178	$186,249	$255,876

(1) Includes $60.1 million, $174.4 million and $235.9 million from discontinued operations for the years ended 2019, 2018 and 2017, respectively.
(2) Includes loans originated as held for investment.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

	At December 31,
(in thousands)	2019	2018

Commercial	$1,618,876	$1,542,477
Single family (1) (2)	7,023,441	20,151,735
Total loans serviced for others	$8,642,317	$21,694,212

(1)	Includes both continuing and discontinued operations at December 31, 2018.

(2)
On March 29, 2019, the Company closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans representing approximately 71% of single family mortgage loans serviced for others portfolio as of December 31, 2018.

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Years Ended December 31,
(in thousands)	2019	2018

Balance, beginning of period	$3,120	$3,015
Additions, net of adjustments (1)	226	1,930
Realized losses (2)	(475)	(1,825)
Balance, end of period	$2,871	$3,120

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with investors to advance scheduled principal and interest amounts on delinquent loans.
Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $2.5 million and $2.5 million were recorded in other assets as of December 31, 2019 and 2018, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company then records the loan on its consolidated statement of financial condition. At December 31, 2019 and 2018, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $9.4 million and $37.7 million, respectively, with a corresponding amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Servicing income, net:
Servicing fees and other	$37,558	$68,938	$66,192
Changes in fair value of single family MSRs due to modeled amortization (1)	(20,670)	(34,705)	(35,451)
Amortization of multifamily and SBA MSRs	(5,219)	(4,383)	(3,932)
	11,669	29,850	26,809
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or assumptions (2)(3)	(16,224)	39,348	(1,157)
Net gain (loss) from derivatives economically hedging MSR	14,435	(40,474)	9,732
	(1,789)	(1,126)	8,575
Loan servicing income (4)	$9,880	$28,724	$35,384

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)
Includes pre-tax loss of $919 thousand and pre-tax gain of $573 thousand, net of transaction costs and prepayment reserves, resulting from the sales of single family MSR for year ended December 31, 2019 and December 31, 2018, respectively.

(4)	Includes $3.0 million, $25.1 million and $32.1 million from discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
(rates per annum) (1)	2019	2018	2017

Constant prepayment rate ("CPR") (2)	18.23%	15.86%	13.36%
Discount rate (3)	9.31%	10.29%	10.27%

(1)	Weighted average rates for sales during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At December 31, 2019

Fair value of single family MSR	$68,109
Expected weighted-average life (in years)	4.69
Constant prepayment rate (1)	17.67%
Impact on fair value of 25 basis points adverse change in interest rates	$(4,838)
Impact on fair value of 50 basis points adverse change in interest rates	$(9,330)
Discount rate	9.20%
Impact on fair value of 100 basis points increase	$(2,098)
Impact on fair value of 200 basis points increase	$(4,059)

(1)	Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. These sales resulted in a $919 thousand pre-tax loss from discontinued operations for the year ended December 31, 2019, respectively. For more information, see Note. 2, Discontinued Operations.

The changes in single family MSRs measured at fair value are as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Beginning balance	$252,168	$258,560	$226,113
Additions and amortization:
Originations	28,774	55,608	68,499
Purchases	14	—	565
Sale of single family MSRs	(176,944)	(66,902)	—
Changes due to modeled amortization (1)	(20,670)	(34,705)	(35,451)
Net additions and amortization	(168,826)	(45,999)	33,613
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(15,233)	39,607	(1,166)
Ending balance	$68,109	$252,168	$258,560

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Beginning balance	$28,328	$26,093	$19,747
Origination	5,832	6,268	9,915
Amortization	(4,666)	(4,033)	(3,569)
Ending balance	$29,494	$28,328	$26,093

At December 31, 2019, the expected weighted-average life of the Company's multifamily MSRs was 10.48. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At December 31, 2019

2020	$4,193
2021	4,080
2022	3,861
2023	3,644
2024	3,373
2025 and thereafter	10,343
Carrying value of multifamily MSR	$29,494

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

NOTE 14–COMMITMENTS, GUARANTEES AND CONTINGENCIES:

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its loans held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at December 31, 2019 and 2018 was $52.8 million and $33.8 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. These commitments include unused consumer portfolio lines of $485.1 million and $462.0 million as of December 31, 2019 and 2018, respectively, and commercial portfolio lines of $722.2 million and $852.9 million at December 31, 2019 and 2018, respectively. Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $435.2 million and $607.2 million at December 31, 2019 and 2018, respectively. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements in that commitments may expire without being drawn upon. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $1.1 million and $1.4 million at December 31, 2019 and 2018, respectively.

The Company is in certain agreements to invest in qualifying small businesses and small enterprises, as well as low income housing tax credit partnerships and a tax exempt bond partnership that have not been recognized in the Company's financial statements. At December 31, 2019 and 2018 we had $23.5 million and 23.9 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells loans through the Fannie Mae Multifamily Delegated Underwriting and Servicing Program ("DUS"®) that are subject to a credit loss sharing arrangement. The Company services the loans for Fannie Mae and shares in the risk of loss with Fannie Mae under the terms of the DUS contracts. Under the DUS program, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of December 31, 2019 and 2018, the total unpaid principal balance of loans sold under this program was $1.55 billion and $1.46 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.8 million and $2.5 million at December 31, 2019 and 2018, respectively. There were no actual losses incurred under this arrangement during the years ended December 31, 2019, 2018 and 2017.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $7.10 billion and $20.24 billion as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.9 million and $3.1 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At December 31, 2019, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of December 31, 2019.

NOTE 15–INCOME TAXES:

On December 22, 2017, The President of the United States signed into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act"). The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21% and makes many other changes to the U.S. tax code. In the year of enactment, we were required to revalue our deferred tax assets and liabilities at the new statutory tax rate. As a result of this revaluation, we recognized a one-time, non-cash, $4.9 million deferred income tax benefit in our 2018 year-end provision and a $23.3 million benefit in our 2017 year-end provision.

Income tax expense (benefit) from continuing operations consisted of following:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Current expense (benefit)
Federal	$32,738	$(11,205)	$(13,508)
State and local	5,153	(54)	(1,216)
Deferred (benefit) expense
Federal	(28,313)	14,215	17,637
Revaluation of deferred items	—	(4,899)	(23,325)
State and local	(4,292)	1,489	528
Tax credit investment amortization	2,702	2,486	2,990
Total income tax expense (benefit) from continuing operations	$7,988	$2,032	$(16,894)

Income tax expense (benefit) from continuing operations differed from amounts computed at the federal income tax statutory rate as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Income taxes at statutory rate	$8,933	$6,400	$9,852
State income tax expense, net of federal tax benefit	1,078	686	376
Tax-exempt interest	(1,388)	(1,626)	(2,855)
Tax credits	(2,490)	(2,922)	(2,041)
Amortization of and pass-through losses from low income housing investments	2,237	2,648	1,716
Change in state rate	(252)	220	(714)
Return to provision	(161)	1,238	(278)
Impact from Federal Rate Change	—	(4,899)	(23,326)
Uncertain tax positions	—	(42)	76
Other, net	31	329	300
Total income tax expense (benefit) from continuing operations	$7,988	$2,032	$(16,894)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for tax return purposes. The following is a summary of the Company's significant portions of deferred tax assets and liabilities:

	At December 31,
(in thousands)	2019	2018

Deferred tax assets:
Provision for loan losses	$12,731	$12,959
Federal and state net operating loss carryforwards	1,361	2,407
Accrued liabilities	2,653	2,319
Other investments	231	37
Lease liabilities	25,806	2,386
Unrealized loss on investment available for sale securities	—	4,498
Tax credits	27	1,399
Stock-based compensation	785	1,247
Loan valuation	712	1,187
Other, net	1,237	1,422
	45,543	29,861
Deferred tax liabilities:
Mortgage servicing rights	(20,946)	(57,452)
FHLB dividends	(133)	(272)
Deferred loan fees and costs	(12,048)	(10,718)
Lease right-of-use assets	(25,406)	—
Unrealized gain on investment securities available for sale	(1,159)	—
Premises and equipment	(4,588)	(6,997)
Intangibles	(885)	(1,133)
Other, net	(167)	(25)
	(65,332)	(76,597)
Net deferred tax liability	$(19,789)	$(46,736)

The Company currently has a net deferred tax liability. This net deferred tax liability is included in accounts payable and other liabilities on the consolidated statements of financial condition.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2019, management determined that sufficient evidence exists to support the future utilization of all of the Company's deferred tax assets.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. Specifically, the Company is subject to annual limitations on the amounts of net operating loss and credit carryover that the Company can use from its pre-IPO period, or from the pre-acquisition periods of the companies that it has acquired in prior years. At December 31, 2019 and 2018, the Company has federal net operating loss carryforwards totaling $3.4 million and $5.9 million, respectively, which are from tax years prior to 2018. As such, they can be carryforward for a period of 20 years and will begin to expire between 2029 and 2036. The Tax Reform Act repeals the corporate alternative minimum tax rules and makes any unused minimum tax credit partially refundable in tax years 2019 -2020, and fully refundable in the tax year 2021. As of December 31, 2019, the Company had $825 thousand of minimum tax credit carryforwards. The Company also has state net operating loss carryforwards as of December 31, 2019 and 2018 of $12.2 million and $18.3 million, respectively, that will expire at various dates from 2020 to 2036.

Retained earnings at December 31, 2019 and 2018 include approximately $12.7 million in tax basis bad debt reserves for which no income tax liability has been recorded. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture (i.e., included in taxable income) in certain events, such as in the event HomeStreet Bank ceases to be a bank. In the event of recapture, the Company will incur both federal and state tax liabilities on this pre-1988 bad debt reserve balance at the then prevailing corporate tax rates.

The Company had no recorded unrecognized tax position as of December 31, 2019. During 2018, we settled our only unrecognized tax position and released the reserve. We periodically evaluate our exposure associated with filing positions to determine if any new positions need to be recorded, and concluded no new positions were created during the year.

A reconciliation of our unrecognized tax positions, excluding accrued interest and penalties, for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Balance, beginning of year	$—	$495	$419
Increases related to prior year tax positions	—	—	76
Settlements	—	(495)	—
Balance, end of year	$—	$—	$495

We are currently under examination, or subject to examination, by various U.S. federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for tax years prior to 2015 or state income tax examination for tax years prior to 2015, generally.

NOTE 16–REVENUE:

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

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-term in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the year ended December 31, 2019, in scope revenue streams were approximately 2.44% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. Noninterest revenue streams within scope are discussed below.

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

NOTE 17–401(k) SAVINGS PLAN:

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

Salaries and related costs for the years ended December 31, 2019, 2018, and 2017, included employer contributions of $5.5 million, $7.5 million and $8.5 million, respectively.

NOTE 18–SHARE-BASED COMPENSATION PLANS:

For the year ended December 31, 2019, the Company recognized a net reversal of compensation cost of $434 thousand. The net reversal of expense related to Performance Share Units ("PSUs") that did not meet their performance metrics. For the years ended December 31, 2018 and 2017, the Company recognized $3.0 million, and $2.5 million of compensation cost, respectively, for share-based compensation awards.

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

Nonqualified Stock Options

The Company grants nonqualified options to key senior management personnel. A summary of changes in nonqualified stock options granted for the year ended December 31, 2019 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (2) (in thousands)

Options outstanding at December 31, 2018	263,925	$11.91	3.2 years	$2,459
Exercised	(30,924)	7.53	0.0 years	651
Options outstanding at December 31, 2019	233,001	12.49	2.2 years	5,011
Options that are exercisable and expected to be exercisable (1)	233,001	12.49	2.2 years	5,011
Options exercisable	233,001	$12.49	2.2 years	$5,011

(1)	Adjusted for estimated forfeitures.

(2)	Intrinsic value is the amount by which fair value of the underlying stock exceeds the exercise price.

Under this plan, 30,924 options have been exercised during the year ended December 31, 2019, resulting in cash received and related income tax benefits totaling $326 thousand. As of December 31, 2019, there were no unrecognized compensation costs related to stock options. Compensation costs are recognized over the requisite service period, which typically is the vesting period.

As observable market prices are generally not available for estimating the fair value of stock options, an option-pricing model is utilized to estimate fair value. There were no options granted during the years ended December 31, 2019, 2018 and 2017.

Restricted Shares

The Company grants restricted shares to key senior management personnel and directors. A summary of the status of restricted shares follows.

	Number	Weighted Average Grant Date Fair Value

Restricted shares outstanding at December 31, 2018	292,217	$26.42
Granted	129,987	27.92
Cancelled or forfeited	(85,783)	23.34
Vested	(67,715)	25.63
Restricted shares outstanding at December 31, 2019	268,706	$28.32

At December 31, 2019, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted shares. Unrecognized compensation cost is generally expected to be recognized over a weighted average period of 1.9 years.
Certain restricted stock awards granted to senior management during the years ended December 31, 2019, 2018 and 2017, contain both service conditions and performance conditions. Restricted stock units ("RSUs") are stock awards with a pro-rata three year vesting, and the fair market value of the awards are determined at the grant date based on the Company's stock price. PSUs are stock awards where the number of shares ultimately received by the employee depends on the Company's performance against specified targets and vest over a three-year period. Prior to 2019, the fair value of each PSU is determined on the grant date, based on the Company's stock price, and assumes that performance targets will be achieved.

For PSUs granted in 2019, grants must meet a performance goal related to relative total shareholder return ("TSR") over a three-year performance cycle. The performance goal over the respective performance cycles for the total shareholder return performance shares ("TSR performance shares") granted during 2019 is the Company’s three-year total shareholder return relative to the three-year total shareholder return of companies in a performance peer group. The fair value price at the date of grant for the TSR performance shares is determined using a Monte Carlo simulation technique. In calculating the fair value of the award, the risk-free interest rate is based on the yield of a Treasury Note with a term commensurate with the remaining term of the TSR performance shares. The remaining term is based on the remainder of the performance cycle as of the date of grant. The expected volatility is based on historical daily stock price returns. For the TSR performance shares, it was assumed that there would be no forfeitures, based on the vesting term and the number of grantees.

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

The assumptions used for performance share units granted in 2019 are set forth in the table below:

2019
Volatility of common stock (1)	29.4%
Average volatility of peer companies (1)	24.5%
Average correlation coefficient of peer companies	0.7272%
Risk-free interest rate(2)	2.3%
Expected term in years	2.69 years
Dividend yield	—%

(1) Expected volatilities are based on the daily closing price of our stock based on historical experience over a period which approximates the expected term of the performance share units.
(2) The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance share units.

NOTE 19–FAIR VALUE MEASUREMENT:

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
Interest rate swaps Interest rate swaptions Forward sale commitments
Fair value is based on quoted prices for identical or similar instruments when available. When quoted prices are not available, fair value is based on internally developed modeling techniques, which require the use of multiple observable market inputs, including:
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

(in thousands)	Fair Value at December 31, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$91,695	$—	$89,831	$1,864
Commercial	38,025	—	38,025	—
Collateralized mortgage obligations:
Residential	291,618	—	291,618	—
Commercial	156,154	—	156,154	—
Municipal bonds	341,318	—	341,318	—
Corporate debt securities	18,661	—	18,573	88
U.S. Treasury securities	1,307	—	1,307	—
Single family loans held for sale (1)	105,458	—	105,458	—
Single family loans held for investment	3,468	—	—	3,468
Single family mortgage servicing rights	68,109	—	—	68,109
Derivatives (1)
Eurodollar futures	3	3	—	—
Forward sale commitments	830	—	830	—
Interest rate lock and purchase loan commitments	2,281	—	—	2,281
Interest rate swaps	27,097	—	27,097	—
Total assets	$1,146,024	$3	$1,070,211	$75,810
Liabilities:
Derivatives (1)
Forward sale commitments	492	—	492	—
Interest rate lock and purchase loan commitments	58	—	—	58
Interest rate swaps	10,889	—	10,889	—
Total liabilities	$11,439	$—	$11,381	$58

(1) Includes both continuing and discontinued operations.

(in thousands)	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$107,961	$—	$107,961	$—
Commercial	34,514	—	34,514	—
Collateralized mortgage obligations:
Residential	166,744	—	166,744	—
Commercial	116,674	—	116,674	—
Municipal bonds	385,655	—	385,655	—
Corporate debt securities	19,995	—	19,995	—
U.S. Treasury securities	10,900	—	10,900	—
Agency debentures	9,525	—	9,525	—
Single family loans held for sale (1)	321,868	—	319,177	2,691
Single family loans held for investment	4,057	—	—	4,057
Single family mortgage servicing rights	252,168	—	—	252,168
Derivatives (1)
Forward sale commitments	3,025	—	3,025	—
Interest rate swaptions	203	—	203	—
Interest rate lock and purchase loan commitments	10,289	—	—	10,289
Interest rate swaps	14,566	—	14,566	—
Total assets	$1,458,144	$—	$1,188,939	$269,205
Liabilities:
Derivatives (1)
Eurodollar futures	$110	$110	$—	$—
Forward sale commitments	5,340	—	5,340	—
Interest rate lock and purchase loan commitments	5	—	—	5
Interest rate swaps	11,550	—	11,550	—
Total liabilities	$17,005	$110	$16,890	$5

(1) Includes both continuing and discontinued operations.
There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.

Level 3 Recurring Fair Value Measurements

The Company's level 3 recurring fair value measurements consist of investment securities available for sale, single family mortgage servicing rights, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the years ended December 31, 2019 and 2018, see Note 13, Mortgage Banking Operations.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $3.5 million and $4.1 million at December 31, 2019 and December 31, 2018, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities available for sale.

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities available for sale (1)	$1,952	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

(1) In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million HTM securities to AFS, therefore we did not have a similar balance at December 31, 2018.

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$3,468	Income approach	Implied spread to benchmark interest rate curve	4.56%	6.87%	5.63%

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,057	Income approach	Implied spread to benchmark interest rate curve	3.34%	5.15%	4.20%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected. We had no loans held for sale with fair value option at December 31, 2019.

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

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net (1)	$2,223	Income approach	Fall out factor	—%	59.69%	12.20%
			Value of servicing	0.55%	1.77%	1.14%
(1) Includes both continuing and discontinued operations.

(dollars in thousands)	At December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net (1)	$10,284	Income approach	Fall out factor	—%	67.92%	19.84%
			Value of servicing	0.54%	1.64%	0.93%
(1) Includes both continuing and discontinued operations.

The following table presents fair value changes and activity for Level 3 investment securities available for sale.

	Year Ended December 31, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale (1)	—	$—	$2,379	$(160)	$(267)	$1,952

(1) In conjunction with adopting ASU 2017-12 in the first quarter of 2019, we transferred $66.2 million of HTM securities to AFS, therefore we did not have any similar activity for the year ended December 31, 2018.

The following table presents fair value changes and activity for Level 3 loans held for sale and loans held for investment.

	Year Ended December 31, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$2,691	$5,859	$1,630	$(10,060)	$(120)	$—
Loans held for investment	4,057	2,043	(1,630)	(980)	(22)	3,468

	Year Ended December 31, 2018
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$1,336	$3,434	$—	$(1,998)	$(81)	$2,691
Loans held for investment	5,477	487	—	(1,672)	(235)	4,057

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Years Ended December 31,
(in thousands)	2019	2018

Beginning balance, net	$10,284	$12,925
Total realized/unrealized gains	36,487	91,251
Settlements	(44,548)	(93,892)
Ending balance, net	$2,223	$10,284

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate and to the appraisal value of OREO. During the years ended December 31, 2019 and 2018 the Company didn't apply any adjustments to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the years ended December 31, 2019 and 2018 and what we still held at the end of the respective reporting period.

	Year Ended December 31, 2019
(in thousands)	Fair Value of Assets Held at December 31, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$266	$—	$—	$266	$316
Total	$266	$—	$—	$266	$316

	Year Ended December 31, 2018
(in thousands)	Fair Value of Assets Held at December 31, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$1,607	$—	$—	$1,607	$(257)
Total	$1,607	$—	$—	$1,607	$(257)

(1)	Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,880	$57,880	$57,880	$—	$—
Federal funds sold and securities purchased under agreements to resell
Investment securities held to maturity	4,372	4,501	—	4,501	—
Loans held for investment	5,069,316	5,139,078	—	—	5,139,078
Loans held for sale – multifamily and other	128,841	130,720	—	130,720	—
Mortgage servicing rights – multifamily	29,494	32,738	—	—	32,738
Federal Home Loan Bank stock	22,399	22,399	—	22,399	—
Liabilities:
Time deposits	$1,614,533	$1,622,879	$—	$1,622,879	$—
Federal Home Loan Bank advances	346,590	347,949	—	347,949	—
Federal funds purchased and securities sold under agreements to repurchase	125,000	125,101	125,101	—	—
Long-term debt	125,650	115,011	—	115,011	—

	At December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,982	$57,982	$57,982	$—	$—
Investment securities held to maturity	71,285	70,546	—	70,546	—
Loans held for investment	5,071,314	5,099,960	—	—	5,099,960
Loans held for sale – multifamily and other	25,139	25,139	—	25,139	—
Mortgage servicing rights – multifamily	28,328	31,168	—	—	31,168
Federal Home Loan Bank stock	45,497	45,497	—	45,497	—
Liabilities:
Time deposits	$1,579,806	$1,575,139	$—	$1,575,139	$—
Federal Home Loan Bank advances	932,590	935,021	—	935,021	—
Federal funds purchased and securities sold under agreements to repurchase	19,000	19,021	19,021	—	—
Long-term debt	125,462	112,475	—	112,475	—

NOTE 20–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017

EPS numerator:
Income from continuing operations	$40,720	$26,223	$42,668
Undistributed stock dividends share repurchase	(505)	—	—
Allocated undistributed earnings in share repurchase	(145)	—	—
Income from continuing operations available to common shareholders	40,070	26,223	42,668
(Loss) income from discontinued operations	(23,208)	13,804	26,278
Net income available to common shareholders	$16,862	$40,027	$68,946
EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	25,573,488	26,970,916	26,864,657
Dilutive effect of outstanding common stock equivalents (1)	197,295	197,219	227,362
Diluted weighted-average number of common stock outstanding	25,770,783	27,168,135	27,092,019
Basic earnings per share:
Income from continuing operations	$1.57	$0.97	$1.59
(Loss) income from discontinued operations	(0.91)	0.51	0.98
Basic earnings per share	$0.66	$1.48	$2.57
Diluted earnings per share:
Income from continuing operations	$1.55	$0.97	$1.57
(Loss) income from discontinued operations	(0.90)	0.51	0.97
Diluted earnings per share	$0.65	$1.47	$2.54

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the years ended December 31, 2019, 2018 and 2017 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 263, zero and 3,224 at December 31, 2019, 2018 and 2017, respectively.

NOTE 21–LEASES:

On January 1, 2019, we adopted new FASB guidance on the accounting for leases. We applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under the new guidance while prior periods have not been adjusted.

We have operating and finance leases for corporate offices, commercial lending centers, retail deposit branches and certain equipment. Our leases have remaining lease terms of up to 21 years some of which include options which are reasonably certain to be exercised. Leases with an initial term of less than a year are not included in the Statement of Financial Condition.
The Company, as sublessor, subleases certain office and retail space in which the terms of the subleases end by December 2027. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $6.3 million in 2020, $5.1 million in 2021, $3.9 million in 2022, $2.4 million in 2023, $901 thousand in 2024 and $989 thousand thereafter.
In the year ended December 31, 2019, we incurred $5.0 million in impairment charges on lease right-of-use assets.
The components of lease expense were as follows.

Year Ended December 31,
(in thousands)	2019

Operating lease cost	$14,538
Short-term leases	28
Finance lease cost:
Amortization of right-of-use assets	2,030
Interest on lease liabilities	340
Variable lease costs	6,627
Sublease income	(4,378)
Total lease costs	$19,185

Supplemental cash flow information related to leases was as follows.

Year Ended December 31,
(in thousands)	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,054
Operating cash flows from finance leases	340
Financing cash flows from finance leases	1,694

Supplemental balance sheet information related to leases was as follows.

(in thousands, except lease term and discount rate)	December 31, 2019

Operating lease right-of-use assets	$86,789
Operating lease liabilities	104,579

Finance lease right-of-use assets	$8,084
Finance lease liabilities	8,513

Weighted Average Remaining lease term in years
Operating leases	11.87
Finance leases	15.46
Weighted Average Discount Rate
Operating leases	3.48%
Finance leases	2.63%

Maturities of lease liabilities were as follows.

	Operating Leases	Finance Leases
Year ended December 31,
2020	$15,149	$1,519
2021	13,912	1,297
2022	12,399	590
2023	10,637	473
2024	10,205	400
2025 and thereafter	65,616	7,238
Total lease payments	127,918	11,517
Less imputed interest	23,339	3,004
Total	$104,579	$8,513

Leases (Topic 840) Disclosures

Operating Leases

Prior to 2019, under the previous lease standard, we had non-cancelable operating leases for office space. Generally, the office leases contain five-year renewal and space options. As of December 31, 2018, these leases had contractual terms expiring through 2035. Total rent expense under non-cancellable operating leases totaled $27.7 million for the year ended December 31, 2018.

Minimum rental payments for all non-cancelable leases were as follows.

(in thousands)	At December 31, 2018

2019	$22,770
2020	20,671
2021	18,825
2022	16,418
2023	13,274
2024 and thereafter	40,717
Total minimum payments	$132,675

NOTE 22–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table shows changes in accumulated other comprehensive income (loss) from unrealized gain (loss) on available-for-sale securities, net of tax.

	Years Ended December 31,
(in thousands)	2019	2018	2017

Beginning balance	$(15,439)	$(7,122)	$(10,412)
Cumulative effect of adoption of new accounting standards(1)	(2,080)	—	—
Other comprehensive income (loss) before reclassifications	21,834	(8,132)	3,607
Amounts reclassified from accumulated other comprehensive income (loss)	6	(185)	(317)
Net current-period other comprehensive income (loss)	21,840	(8,317)	3,290
Ending balance	$4,321	$(15,439)	$(7,122)

(1) Reflects the January 1, 2019 adoption of ASU 2018-02 and ASU 2017-12. For additional information see Note 1, Summary of Significant Accounting Policies.

The following table shows the affected line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Years Ended December 31,
(in thousands)	2019	2018	2017

(Loss) gain on sale of investment securities available for sale	$(8)	$234	$489
Income tax (benefit) expense	(2)	49	172
Total, net of tax	$(6)	$185	$317

NOTE 23–PARENT COMPANY FINANCIAL STATEMENTS:

Condensed financial information for HomeStreet, Inc. is as follows.

Condensed Statements of Financial Condition	At December 31,
(in thousands)	2019	2018

Assets:
Cash and cash equivalents	$16,638	$12,399
Other assets	4,370	5,375
Investment in stock of subsidiaries	785,821	848,333
Total assets	$806,829	$866,107
Liabilities:
Other liabilities	$1,456	$1,125
Long-term debt	125,650	125,462
Total liabilities	127,106	126,587
Shareholders' Equity:
Preferred stock, no par value	—	—
Common stock, no par value	511	511
Additional paid-in capital	300,218	342,439
Retained earnings	374,673	412,009
Accumulated other comprehensive income (loss)	4,321	(15,439)
Total stockholder's equity	679,723	739,520
Total liabilities and stockholder's equity	$806,829	$866,107

Condensed Statements of Operations	Years Ended December 31,
(in thousands)	2019	2018	2017

Net interest expense	$(4,821)	$(4,856)	$(4,625)
Noninterest income	2,293	2,193	1,904
(Loss) income before income tax benefit and equity in income of subsidiaries	(2,528)	(2,663)	(2,721)
Dividend from subsidiaries to parent	110,000	9,523	4,000
	107,472	6,860	1,279
Noninterest expense	(8,437)	(10,368)	(6,681)
Income (loss) before income tax benefit	99,035	(3,508)	(5,402)
Income tax expense (benefit)	2,623	(385)	3,381
(Loss) income from subsidiaries	(84,146)	43,920	70,967
Net income	$17,512	$40,027	$68,946

Other comprehensive income (loss)	21,840	(8,317)	3,290
Comprehensive income	$39,352	$31,710	$72,236

Condensed Statements of Cash Flows	Years Ended December 31,
(in thousands)	2019	2018	2017

Net cash provided by (used in) operating activities	$101,628	$(3,198)	$(3,395)
Cash flows from investing activities:
Net purchases of and proceeds from investment securities	1,049	1,541	2,546
Net payments for investments in and advances to subsidiaries	—	(113)	2,685
Net cash provided by investing activities	1,049	1,428	5,231
Cash flows from financing activities:
Proceeds from issuance of common stock	105	68	11
Payment to repurchase common stock	(98,543)
Other, net	—	—	(6)
Net cash (used in) provided by financing activities	(98,438)	68	5
Increase (decrease) in cash and cash equivalents	4,239	(1,702)	1,841
Cash and cash equivalents at beginning of year	12,399	14,101	12,260
Cash and cash equivalents at end of year	$16,638	$12,399	$14,101

NOTE 24–UNAUDITED QUARTERLY FINANCIAL DATA:

Our supplemental quarterly consolidated financial information is as follows.

	Quarter Ended
(in thousands, except share data)	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018

Interest income	$66,767	$70,077	$72,079	$68,683	$68,253	$64,280	$61,818	$57,111
Interest expense	21,255	22,943	22,892	21,126	19,343	16,420	14,073	11,663
Net interest income	45,512	47,134	49,187	47,557	48,910	47,860	47,745	45,448
(Reversal) provision for credit losses	(2,000)	—	—	1,500	500	750	1,000	750
Net interest income after provision for credit losses	47,512	47,134	49,187	46,057	48,410	47,110	46,745	44,698
Noninterest income	21,931	24,580	19,829	8,092	10,382	10,650	8,405	7,096
Noninterest expense	53,215	55,721	58,832	47,846	47,892	47,914	49,964	49,471
Net income from continuing operations before income tax expense (benefit)	16,228	15,993	10,184	6,303	10,900	9,846	5,186	2,323
Income tax expense (benefit) from continuing operations	3,123	2,328	1,292	1,245	(1,309)	1,757	1,015	569
Income from continuing operations	$13,105	$13,665	$8,892	$5,058	$12,209	$8,089	$4,171	$1,754
(Loss) income from discontinued operations before income taxes	$(3,357)	$190	$(16,678)	$(8,440)	$3,959	$4,561	$3,641	$5,449
Income tax (benefit) expense from discontinued operations	(1,240)	28	(2,198)	(1,667)	941	$815	$713	$1,337
(Loss) income from discontinued operations	$(2,117)	$162	$(14,480)	$(6,773)	$3,018	$3,746	$2,928	$4,112
NET INCOME (LOSS)	$10,988	$13,827	$(5,588)	$(1,715)	$15,227	$11,835	$7,099	$5,866

Basic earnings per common share:
Income from continuing operations	0.54	0.55	0.32	0.19	0.45	0.30	0.15	0.07
(Loss) income from discontinued operations	$(0.09)	$0.01	$(0.54)	$(0.25)	$0.11	$0.14	$0.11	$0.15
Basic earnings per share	$0.45	$0.55	$(0.22)	$(0.06)	$0.56	$0.44	$0.26	$0.22

Diluted earnings per common share:
Income from continuing operations	$0.54	$0.54	$0.32	$0.19	$0.45	$0.30	$0.15	$0.06
(Loss) income from discontinued operations	$(0.09)	$0.01	$(0.54)	$(0.25)	$0.11	$0.14	$0.11	$0.15
Diluted earnings per share	$0.45	$0.55	$(0.22)	$(0.06)	$0.56	$0.44	$0.26	$0.22

NOTE 25–RESTRUCTURING:

In 2019, we took steps to restructure our corporate operations in order to improve productivity and reduce total corporate expenses in light of a substantial reduction in the size and complexity of our Company and a lower growth plan going forward. Throughout 2019, we began executing this restructuring plan which included:

•	Simplifying the organizational structure by reducing management levels and management redundancy

•	Consolidating similar functions currently residing in multiple organizations

•	Renegotiating, where possible, our technology contracts

•	Identifying and eliminating redundant or unnecessary systems and services

•	Rationalizing staffing appropriate to recognize the significant changes in work volumes and company direction

•	Eliminate excess occupancy costs consistent with reduced personnel

The costs incurred include severance, retention, facility related charges and consulting fees. These restructuring activities and related costs will continue through 2020.

Also in 2019, in connection with the Board of Directors approved plan of exit or disposal of our stand-alone home loan-center based mortgage origination business and related mortgage servicing, the Company restructured certain aspects of its infrastructure and back office operations, which resulted in certain indirect severance and other employee related costs and impairment charges related to certain facilities and information systems. Cost directly related to the plan of exit or disposal are not included in restructuring, but rather are characterized as gain loss on disposal; for further information, see Note 2, Discontinued Operations.

In 2017, in response to changing market conditions and forecasts, we implemented restructuring plans in the Company's former Mortgage Banking segment to reduce operating costs and improve efficiency. In June 2018, the Company implemented additional restructuring in the legacy Mortgage Banking segment to further reduce operating costs and improve profitability.

Restructuring charges primarily consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations in the applicable periods for continuing operations and in income (loss) from discontinued operations for the applicable periods for discontinued operations.

The following table summarizes the restructuring charges, the restructuring costs paid or settled during the years ended December 31, 2019, 2018 and 2017, and the Company's net remaining liability balance at December 31, 2019, 2018 and 2017 for both continuing and discontinued operations.
.

(in thousands)	Facility-related costs	Personnel-related costs	Other restructuring costs	Total
Balance, December 31, 2016	$—	$—	$—	$—
Restructuring charges	3,072	648	—	3,720
Costs paid or otherwise settled	(1,686)	(648)	—	(2,334)
Balance, December 31, 2017	1,386	—	—	1,386
Restructuring charges	5,762	456	—	6,218
Costs paid or otherwise settled	(5,544)	(456)	—	(6,000)
Balance, December 31, 2018	1,604	—	—	1,604
Restructuring charges	1,373	1,836	1,302	4,511
Costs paid or otherwise settled	(1,742)	(1,326)	(1,143)	(4,211)
Balance, December 31, 2019	$1,235	$510	$159	$1,904

NOTE 26–SUBSEQUENT EVENTS:

The Company has evaluated the events that have occurred subsequent to the year ended December 31, 2019 and has included all material events that would require recognition in the 2019 consolidated financial statements, disclosure in the notes to the consolidated financial statements or below.

The Board of Directors approved an addition to our share repurchase program for up to $25 million of our common stock in January 2020, and our regulators have confirmed no objections to that repurchase. In February the Board increased the authorization by an additional $10 million conditional on the non-objection of our regulators. Assuming no objections from our regulators for the additional repurchase authorization, we expect to commence repurchases in the first or second quarter of 2020. This authorization is in addition to the 3.4 million shares of common stock that the Company repurchased in 2019 and early 2020.

In January 2020, HomeStreet's Board of Directors approved a new dividend policy that contemplates the payment of quarterly cash dividends on our common stock when, if and in an amount declared by the Board after taking into consideration, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. The first dividend declared under this policy was a cash dividend of $0.15 per share for the first quarter of 2020, which was paid on February 21, 2020 to shareholders of record as of the close of business on February 5, 2020. The dividend rate to be paid will be reassessed each quarter by the Board of Directors in accordance with the dividend policy.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2019. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective at December 31, 2019.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has made a comprehensive review, evaluation, and assessment of the Company's internal control over financial reporting at December 31, 2019. In making its assessment of internal control over financial reporting, management utilized the framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO")in Internal Control - Integrated Framework. Based on that assessment, management concluded that, at December 31, 2019, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements at, and for, the year ended December 31, 2019, has issued an audit report on the effectiveness of the Company's internal control over financial reporting at December 31, 2019, which report is included below in this Item 9A.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, as disclosed in our financial statements in Part III, Item 8 of this Annual Report on Form 10-K, the Company sold a significant portion of its single family mortgage servicing rights. The Company’s Board of Directors also authorized the exit or disposal of the Company’s home loan center-based origination business which resulted in elimination of segment reporting in the first quarter of 2019. Subsequent to the quarter ended March 31, 2019, the Company executed a definitive agreement with Homebridge Financial Services, Inc. to sell the assets of up to 50 stand-alone, satellite, and fulfillment offices. The Company completed the sale of assets related to 47 offices, including the sublease or assignment of leases of such offices, to Homebridge Financial Services, Inc. during the quarter ended June 30, 2019 and closed all remaining mortgage offices. In connection with the adoption of the resolution to exit or dispose of the home loan center-based mortgage business, the sales of single family mortgage servicing rights and entering into a definitive agreement for the sale of assets to Homebridge, the Company adopted discontinued operations accounting for the legacy Mortgage Banking segment. Certain back office infrastructure and operations were also restructured as part of these activities. The combined initiatives were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting process. We will continue to closely monitor internal control over financial reporting until these initiatives are concluded.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of HomeStreet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HomeStreet, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 6, 2020, expressed an unqualified opinion on those financial statements and included an emphasis of matter paragraph regarding discontinued operations.
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
March 6, 2020

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

The information required by this item with respect to our directors, our executive officers, our Audit Committee and its members, and audit committee financial expert will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders (the “2020 Proxy Statement”) under the captions “Election of Directors” and” “Executive Officers,” which information is incorporated herein by reference. The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in our 2020 Proxy Statement under the caption “Principal Shareholders - Delinquent Section 16(a) Reports,” which information is incorporated herein by reference.
Our 2020 Proxy Statement is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2020 Proxy Statement under the captions “Executive Compensation” and “Corporate Governance - Human Resources and Corporate Governance Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2019 under the HomeStreet, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plans approved by shareholders	582,754	(1)	$12.49	(2)	938,581	(3)
Plans not approved by shareholders (4)	—	(4)	—		N/A
Total	582,754		$12.49	(2)	938,581

(1)
Consists of 233,001 shares subject to option grants awarded pursuant to the HomeStreet, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), 121,991 shares subject to Restricted Stock Units awarded under the 2014 Plan and 227,762 shares issuable under Performance Share Units awarded under the 2014 Plan, assuming maximum performance goals are met under such awards, resulting in the issuance of the maximum number of shares allowed under those awards. The 2010 Plan was terminated when the 2014 Plan was approved by our shareholders on May 29, 2014. While the terms of the 2010 Plan remain in effect for any awards issued under that plan that are still outstanding, new awards may not be granted under the 2010 Plan.

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

(4)
The Company previously issued option awards as retention grants in 2010 that were outside of the 2010 Plan but subject to the terms of that plan. All remaining retention grants were exercised during 2019 and as of December 31, 2019, there were no awards outstanding that were granted outside of shareholder approved plans.

Except as disclosed above, the information required by this item will be set forth in the 2020 Proxy Statement under the caption "Principal Shareholders" which information is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2020 Proxy Statement under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2020 Proxy Statement under the caption "Advisory (Non-Binding) Ratification of Appointment of Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(i)	Financial Statements
The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
Consolidated Statements of Operations for the three years ended December 31, 2019
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2019
Consolidated Statements of Cash Flows for the three years ended December 31, 2019
Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules
II—Valuation and Qualifying Accounts
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

(iii)	Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws of HomeStreet, Inc.

3.2 (1)	Restated Articles of Incorporation of HomeStreet, Inc.

4.1 (2)	Form of Common Stock Certificate

4.2 (3) ††	Indenture dated as of May 20, 2016 between HomeStreet, Inc. and Wells Fargo Bank, National Association, as Trustee

4.3	Description of Securities

10.1 * (4)	HomeStreet, Inc. 2010 Equity Incentive Plan

10.2 * (5)	Amended and Restated HomeStreet, Inc. 2014 Equity Incentive Plan

10.3 * (5)	Standard Form of Restricted Stock Unit Agreement under the 2014 Plan

10.4 * (6)	Standard Form of Performance Share Unit Agreement under the 2014 Plan

10.5 * (7)	Amended and Restated HomeStreet, Inc. 401(k) Savings Plan, as of January 1, 2015

10.6 * (7)	Amendment to the HomeStreet, Inc. 401(k) Savings Plan effective as of January 1, 2016

10.7 * (4)	HomeStreet, Inc. Directors’ Deferred Compensation Plan, effective May 19, 1999, as amended and restated December 19, 2008, executed by HomeStreet, Inc. and HomeStreet Bank

10.8 * (4)
HomeStreet, Inc. Executive Deferred Compensation Plan, effective February 1, 2004, as amended and restated December 19, 2008, executed by HomeStreet, Inc., HomeStreet Bank and HomeStreet Capital Corporation

10.9 * (4)	Form of HomeStreet, Inc. Award Agreement for Nonqualified Stock Options and Standard Terms and Conditions for Nonqualified Stock Options, granted October 22, 2010 and November 29, 2010

10.10 * (8)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark Mason, dated January 25, 2018

10.11 * (8)	Amended and Restated Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and William Endresen, dated February 26, 2018

10.12 * (9)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Mark R. Ruh, dated September 11, 2017

10.13 * (8)	Employment Agreement between HomeStreet, Inc., HomeStreet Bank, and Godfrey Evans, dated January 25, 2018

10.14 (4)	Form of Officer Indemnification Agreement for HomeStreet, Inc.

10.15 (4)	Form of Director Indemnification Agreement for HomeStreet, Inc.

10.16 (4)	Form of 2011 Director and Officer Indemnification for HomeStreet, Inc.

10.17 (10) †
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

10.18 (11)	Twenty-First Amendment to Office Lease dated December 24, 2014.

10.19 (7)	Advances, Security and Deposit Agreement, dated as of June 1, 2015, between HomeStreet Bank and the Federal Home Loan Bank of Des Moines

10.20 (10)	Letter Agreement, dated January 15, 2013, by HomeStreet Bank to Federal Reserve Bank of San Francisco

10.21 (4)	Master Custodial Agreement for Custody of Single Family MBS Pool Mortgage Loans, dated October 2009, between HomeStreet Bank, Federal National Mortgage Association, and U.S. Bank, N.A.

10.22 (12) †	Master Agreement ML 02783 between HomeStreet Bank and Fannie Mae, dated March 15, 2010, amended by Letter Agreement dated March 15, 2011

10.23 (4)	Master Agreement, dated as of June 17, 2010, between HomeStreet Bank and Freddie Mac

10.24 (4)	Cash Pledge Agreement, dated as of June 1, 2010, between HomeStreet Bank and Federal Home Loan Mortgage Corporation

10.27 (13)*	HomeStreet Bank 2017 Performance-Based Award Incentive Compensation Plan

10.28 (12)	Master Agreement between HomeStreet Bank and Government National Mortgage Association effective January 3, 2011

10.30 (15)	Purchase and Assumption Agreement dated as of April 4, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank

10.31(16)	Amendment No. 1 to Purchase and Assumption Agreement dated as of April 10, 2019 by and between Homebridge Financial Services, Inc., and HomeStreet Bank

10.32(14)†	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights dated June 29, 2018 between HomeStreet Bank and Matrix Financial Services Corporation

10.33(17)
Purchase Agreement dated July 10, 2019 among HomeStreet, Inc., Blue Lion Opportunity Master Fund, L.P., Roaring Blue Lion Capital Management, L.P., Roaring Blue Lion, LLC, BLOF II LP, Charles W. Griege, ,Jr. and Ronald K. Tanemura

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

101
The following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language) and contained in Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three years ended December 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019; (iv) the Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2019, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2019, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

(1)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on July 31, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on August 9, 2011, and incorporated herein by reference.
(3)	Filed as an exhibit to HomeStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on May 20, 2016, and incorporated herein by reference.
(4)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on May 19, 2011, and incorporated herein by reference.
(5)
Amended in the fourth quarter of 2018 to make administrative revisions that were not material and did not require shareholder approval. An updated version was filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2019, and incorporated herein by reference.

(6)	Amended in the second quarter of 2019 to make administrative revisions that were not material and did not require shareholder approval. Updated revisions are filed herewith.
(7)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 11, 2016, and incorporated herein by reference.
(8)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2018 and incorporated herein by reference
(9)	Filed as an exhibit to HomeStreet, Inc.’s current Report on Form 8-K (SEC File No. 001-35424) filed on September 12, 2017, and incorporated herein by reference.
(10)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 17, 2014, and incorporated herein by reference.
(11)	Filed as an exhibit to HomeStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 25, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to HomeStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-173980) filed on June 21, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to HomeStreet’s Annual Report on Form 10-K (SEC File No. 001-35424) filed on March 6, 2019, and incorporated herein by reference.
(14)	Filed as an exhibit to HomeStreet Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-35424) filed on August 3, 2018, and incorporated herein by reference.
(15)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on April 4, 2019, and incorporated herein by reference.
(16)	Filed as an exhibit to HomeStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-35424) filed on April 12, 2019, and incorporated herein by reference.
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

†	Certain portions of this exhibit constitute confidential information and have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 6, 2020.

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

Signature	Title	Date

/s/ Mark K. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2020
Mark K. Mason, Chairman

/s/ David A. Ederer	Chairman Emeritus of the Board	March 6, 2020
David A. Ederer, Chairman Emeritus

/s/ Mark R. Ruh	Executive Vice President, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)	March 6, 2020
Mark R. Ruh

/s/ Donald R. Voss	Lead Independent Director	March 6, 2020
Donald R. Voss

/s/ Scott M. Boggs	Director	March 6, 2020
Scott M. Boggs

/s/ Sandra A. Cavanaugh	Director	March 6, 2020
Sandra A. Cavanaugh

/s/ Mark R. Patterson	Director	March 6, 2020
Mark R. Patterson

/s/ James R. Mitchell Jr.	Director	March 6, 2020
James R. Mitchell Jr.

/s/ Thomas E. King	Director	March 6, 2020
Thomas E. King

/s/ George W. Kirk	Director	March 6, 2020
George W. Kirk

/s/ Nancy D. Pellegrino	Director	March 6, 2020
Nancy D. Pellegrino

/s/ Douglas I. Smith	Director	March 6, 2020
Douglas I. Smith