Form 10-Q
period 2020-03-31
HomeStreet, Inc.
filed 2020-05-08
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
OR
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

The number of outstanding shares of the registrant's common stock as of May 5, 2020 was 23,395,938.6.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents (includes interest-earning instruments of $40,041 and $28,489)	$72,441	$57,880
Investment securities (includes $1,054,145 and $938,778 carried at fair value)	1,058,492	943,150
Loans held for sale (includes $138,095 and $79,335 carried at fair value)	140,527	208,177
Loans held for investment (net of allowance for credit losses of $58,299 and $41,772; includes $4,926 and $3,468 carried at fair value)	5,034,930	5,072,784
Mortgage servicing rights (includes $49,933 and $68,109 carried at fair value)	80,053	97,603
Other real estate owned	1,343	1,393
Federal Home Loan Bank stock, at cost	26,795	22,399
Premises and equipment, net	74,698	76,973
Lease right-of-use assets	91,375	94,873
Goodwill	28,492	28,492
Other assets	197,572	180,083
Assets of discontinued operations	—	28,628
Total assets	$6,806,718	$6,812,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,257,057	$5,339,959
Federal Home Loan Bank advances	463,590	346,590
Accounts payable and other liabilities	78,959	79,818
Federal funds purchased and securities sold under agreements to repurchase	—	125,000
Other borrowings	95,000	—
Long-term debt	125,697	125,650
Lease liabilities	109,101	113,092
Liabilities of discontinued operations	—	2,603
Total liabilities	6,129,404	6,132,712
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value, authorized 10,000 shares, issued and outstanding, 0 shares and 0 shares	—	—
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 23,376,793 shares and 23,890,855 shares	511	511
Additional paid-in capital	293,791	300,218
Retained earnings	365,283	374,673
Accumulated other comprehensive income	17,729	4,321
Total shareholders' equity	677,314	679,723
Total liabilities and shareholders' equity	$6,806,718	$6,812,435

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Interest income:
Loans	$59,114	$62,931
Investment securities	4,387	5,564
Other	248	188
	63,749	68,683
Interest expense:
Deposits	14,783	14,312
Federal Home Loan Bank advances	1,310	4,642
Federal funds purchased and securities sold under agreements to repurchase	458	304
Long-term debt	1,590	1,744
Other	174	124
	18,315	21,126
Net interest income	45,434	47,557
Provision for credit losses	14,000	1,500
Net interest income after provision for credit losses	31,434	46,057
Noninterest income:
Net gain on loan origination and sale activities	22,541	2,607
Loan servicing income	5,607	1,043
Depositor and other retail banking fees	1,890	1,745
Insurance agency commissions	406	625
Gain (loss) on sale of investment securities available for sale, net	112	(247)
Other	2,074	2,319
	32,630	8,092
Noninterest expense:
Salaries and related costs	32,043	25,279
General and administrative	7,966	8,182
Amortization of core deposit intangibles	345	333
Legal	610	(204)
Consulting	934	1,408
Federal Deposit Insurance Corporation assessments	771	821
Occupancy	5,521	4,968
Information services	6,942	7,088
Net cost (benefit) from operation and sale of other real estate owned	52	(29)
	55,184	47,846
Income from continuing operations before income taxes	8,880	6,303
Income tax expense from continuing operations	1,741	1,245
Income from continuing operations	7,139	5,058
Loss from discontinued operations before income taxes (includes net loss on disposal of $12,224 for the three months ended March 31, 2019)	—	(8,440)
Income tax benefit from discontinued operations	—	(1,667)
Income (loss) from discontinued operations	—	(6,773)
NET INCOME (LOSS)	$7,139	$(1,715)
Basic earnings per common share:
Income from continuing operations	$0.30	$0.19
Income (loss) from discontinued operations	—	(0.25)
Basic earnings per share	$0.30	$(0.06)

Diluted earnings per common share
Income from continuing operations	$0.30	$0.19
Income (loss) from discontinued operations	—	(0.25)
Diluted earnings per share	$0.30	$(0.06)
Basic weighted average number of shares outstanding	23,688,930	27,021,507
Diluted weighted average number of shares outstanding	23,860,280	27,185,175

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

Net income (loss)	$7,139	$(1,715)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available for sale:
Unrealized holding gain arising during the year, net of tax expense of $3,587 and $2,502	13,496	9,969
Reclassification adjustment for net (gains) losses included in net income, net of tax expense (benefit) of $24 and $(52)	(88)	195
Other comprehensive income	13,408	10,164
Comprehensive income	$20,547	$8,449

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

For the three months ended March 31, 2019
Balance, December 31, 2018	26,995,348	$511	$342,439	$412,009	$(15,439)	$739,520
Cumulative effect of adoption of new accounting standards	—	—	—	1,532	(2,080)	(548)
Net loss	—	—	—	(1,715)	—	(1,715)
Common stock issued	42,909	—	62	—	—	62
Share-based compensation recovery	—	—	(452)	—	—	(452)
Other comprehensive income	—	—	—	—	10,164	10,164
Balance, March 31, 2019	27,038,257	$511	$342,049	$411,826	$(7,355)	$747,031

For the three months ended March 31, 2020
Balance, December 31, 2019	23,890,855	$511	$300,218	$374,673	$4,321	$679,723
Cumulative effect of adoption of ASC 326	—	—	—	(3,740)	—	(3,740)
Net income	—	—	—	7,139	—	7,139
Dividends declared on common stock ($0.15 per share)	—	—	—	(3,574)	—	(3,574)
Common stock issued	89,507	—	664	—	—	664
Share-based compensation expense	—	—	426	—	—	426
Other comprehensive income	—	—	—	—	13,408	13,408
Common stock repurchased and retired	(603,569)	—	(7,517)	(9,215)	—	(16,732)
Balance, March 31, 2020	23,376,793	$511	$293,791	$365,283	$17,729	$677,314

See accompanying notes to interim consolidated financial statements (unaudited).

HOMESTREET, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,139	$(1,715)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	10,343	9,883
Provision for credit losses	14,000	1,500
Net fair value adjustment and gain on sale of loans held for sale	(10,430)	(25,560)
Gain on sale of mortgage servicing rights, gross	—	(6,206)
Loss on sale of HLC mortgage origination assets, net	144	—
Fair value adjustment of loans held for investment	(55)	(85)
Origination of mortgage servicing rights	(4,119)	(7,916)
Change in fair value of mortgage servicing rights	20,338	14,260
Net (gain) loss on sale of investment securities	(112)	247
Net gain on sale of loans originated as held for investment	(1,864)	(1,613)
Net fair value adjustment, gain on sale and provision for losses on other real estate owned	51	(64)
Loss on disposal of fixed assets	1	—
Loss on lease abandonment and exit costs	627	11,425
Change in deferred income taxes	(7,031)	(40,515)
Share-based compensation expense	477	(390)
Origination of loans held for sale	(378,996)	(1,036,635)
Proceeds from sale of loans originated as held for sale	358,839	1,047,718
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other assets	(17,074)	3,077
(Decrease) increase in accounts payable and other liabilities	(2,920)	20,372
Decrease in lease liability	(3,396)	—
Net cash used in operating activities	(14,038)	(12,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(166,533)	(6,683)
Proceeds from sale of investment securities	33,792	94,998
Principal repayments and maturities of investment securities	34,605	28,022
Proceeds from sale of other real estate owned	—	518
Proceeds from sale of loans originated as held for investment	244,725	148,585
Proceeds from sale of mortgage servicing rights	66	1,052
Net cash provided by disposal of discontinued operations	1,398	166,250
Origination of loans held for investment and principal repayments, net	(98,023)	(337,197)
Purchase of property and equipment	(1,002)	(638)
Net cash used for acquisitions	—	(32,554)
Net cash provided by investing activities	49,028	62,353

	Three Months Ended March 31,
(in thousands)	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits, net	(82,936)	271,459
Proceeds from Federal Home Loan Bank advances	3,943,000	2,224,300
Repayment of Federal Home Loan Bank advances	(3,826,000)	(2,557,300)
Proceeds from federal funds purchased and securities sold under agreements to repurchase	8,173,000	2,967,000
Repayment of federal funds purchased and securities sold under agreements to repurchase	(8,298,000)	(2,959,000)
Proceeds from other borrowings	255,000	—
Repayment of other borrowings	(160,000)	—
Repayment of lease principal	(285)	(455)
Proceeds from Federal Home Loan Bank stock repurchase	57,877	48,632
Purchase of Federal Home Loan Bank stock	(62,273)	(35,668)
Repurchase of common stock	(16,476)	—
Proceeds from stock issuance, net	238	—
Dividends paid on common stock	(3,574)	—
Net cash used in financing activities	(20,429)	(41,032)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,561	9,104
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash, cash equivalents and restricted cash, beginning of year	57,880	58,586
Cash, cash equivalents and restricted cash, end of period	72,441	67,690
Less: restricted cash included in other assets	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,441	$67,690
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$17,876	$22,563
Federal and state income taxes paid, net	—	(7,387)
Non-cash activities:
Loans held for investment foreclosed and transferred to other real estate owned	—	180
Loans transferred from held for investment to held for sale	120,530	153,794
Loans transferred from held for sale to held for investment	2,087	3,867
Ginnie Mae loans (derecognized) recognized with the right to repurchase, net	(298)	(27,278)
Receivable from sale of mortgage servicing rights	—	18,315
Acquisition:
Assets acquired	—	115,038
Liabilities assumed	—	74,942
Goodwill	—	7,293

See accompanying notes to interim consolidated financial statements (unaudited).

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily on the West Coast of the United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking, and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank"), and the Bank's subsidiaries, HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company's accounting and financial reporting policies conform with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. Some of these estimates require application of management's most difficult, subjective or complex judgments and result in amounts that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas including the allowance for credit losses (Note 4, Loans and Credit Quality), valuation of residential mortgage servicing rights and loans held for sale (Note 7, Mortgage Banking Operations), valuation of investment securities (Note 3, Investment Securities), and valuation of derivatives (Note 6, Derivatives and Hedging Activities). We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income, cash flows, total assets or total shareholders' equity as previously reported.

These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission ("2019 Annual Report on Form 10-K").

Risks and Uncertainties

The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Share Repurchase Program

In the first quarter of 2020, the Board authorized two share repurchase programs pursuant to which the Company could purchase up to $35 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase. In March 2020, due to the COVID-19 pandemic, the Company suspended or withdrew these share repurchase programs.

Prior to the suspension of these programs, there were repurchases of 580,278 shares of our common stock at an average price of $27.57 per share in the three months ended March 31, 2020.

Recent Accounting Developments

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU No. 2018-13 on January 1, 2020 and it did not impact the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 on January 1, 2020 and it did not impact our consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology ("ALLL") with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities ("AFS") by adjusting the factors in evaluating whether an AFS investment in a debt security is impaired and to accelerate the timing of when impairment losses would be recorded.
The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposure. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP, ASC 450-20. The Company recorded a decrease of $3.7 million to the beginning balance of retained earnings on January 1, 2020 for the cumulative effect of adopting this guidance.
The Company adopted ASU 2016-13 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of this guidance. The effective interest rate on the debt securities was not changed.
The following table illustrates the impact of the adoption of CECL on January 1, 2020.

(in thousands)	As reported under ASC 450-20	Impact of ASC 326 adoption	As reported under ASC 326
Assets (1)
Loans held for investment
Consumer loans
Single family	$6,450	$468	$6,918
Home equity and other	6,233	4,635	10,868
Total consumer loans	12,683	5,103	17,786
Commercial real estate loans
Non-owner occupied commercial real estate	7,245	(3,392)	3,853
Multifamily	7,015	(2,977)	4,038
Construction/land development
Multifamily construction	2,848	693	3,541
Commercial real estate construction	624	(115)	509
Single family construction	3,800	4,280	8,080
Single family construction to permanent	1,003	200	1,203
Total commercial real estate loans	22,535	(1,311)	21,224
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	1,180
Commercial business	2,915	510	3,425
Total commercial and industrial loans	6,554	(1,949)	4,605
Total allowance for credit losses on loans held for investment	41,772	1,843	43,615

Liabilities
Allowance for credit losses on unfunded loan commitments	1,065	1,897	2,962
Total allowance for credit losses including unfunded commitments	$42,837	$3,740	$46,577

(1) There was no impact from the adoption of this standard for either held to maturity ("HTM") securities or AFS investments as the adoption of this standard did not have a material impact on the measurement of credit losses for these assets.

The following accounting policies have been updated to reflect the adoption of CECL.

Loans Held for Investment
Loans held for investment are loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses.
Amortized cost is the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Accrued interest receivable was reported in Other Assets in Consolidated Statements of Financial Condition, and the Bank has elected to exclude evaluation of accrued interest receivable from the allowance for credit losses.
Deferred fees and costs and premiums and discounts are amortized into interest income over the contractual terms of the underlying loans using the constant effective yield (the interest method) or straight-line method.
A determination is made as of the loan commitment date as to whether a loan will be held for sale or held for investment. This determination is based primarily on the type of loan or loan program and its related profitability characteristics. When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off. If subsequent changes occur, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale. Only HFI loans are subject to the allowance for credit losses. HFS loans that are not fair value option are carried at the lower of cost or market value.
Past Due Loans
Management reports loans as past due when the payment is 30 days or more past due from the required payment date at month-end.

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
TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR irrespective of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan will not be designated as a TDR.
Allowance for Credit Losses for Loans Held for Investment
The allowance for credit losses ("ACL") for loans held for investment is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The allowance for credit losses for loans held for investment, as reported in our consolidated statements of financial condition, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by the charge-offs of loan amounts, net of recoveries.
Management estimates the ACL balance using relevant available information, from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix or delinquency levels or other relevant factors, see Loans that Share Similar Risk Characteristics with Other Loans for more detail.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolio segments, the consumer loan portfolio segment and the commercial loan portfolio segment. These two segments are further disaggregated into loan pools, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance for credit losses is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the allowance for credit losses and provision for credit losses in those future periods.
Credit Loss Measurement
The allowance level is influenced by current conditions related to loan volumes, loan asset quality ratings ("AQR") migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
Loans that Share Similar Risk Characteristics with Other Loans
In estimating the component of the ACL, for loans that share similar risk characteristics with other loans, such loans are segregated into loan pools. Loans are designated into loan pools based on similar risk characteristics, like product types or areas of risk concentration.
The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment. Below is the general overview our new ACL model.
Historical Loss Rate
The Company chose to analyze loan data from a full economic cycle, to the extent that data was available, to calculate life of loan loss rates. Based on the current economic environment and available loan level data, it was determined the Loss Horizon Period (LHP) should begin prior to the last economic recession. The Company plans to monitor and review the LHP on an annual basis to determine appropriate time frames to be included based on economic indicators.
The Company has largely maintained existing ALLL pools under CECL to represent pools of loans grouped by similar risk characteristics. Using these pools, sub-pools are established at a more granular level incorporating delinquency status and original FICO or original LTV (for consumer loans) and risk ratings (for commercial loans). Using the pool and sub-pool structure, cohorts are established historically on a quarterly basis containing the population in these sets as of that point in time. After the establishment of these cohorts, the loans within the cohorts are then tracked from that point forward to establish long-term Probability of Default ("PD") for the sub-pool. Loss Given Default ("LGD") is calculated for the pool. These historical cohorts and their PD/LGD outcomes are then averaged together to establish expected PDs and LGDs for each sub-pool.

Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events. The Company has defined default events as the first dollar of loss. If a loan in the cohort has experienced a default event over the “default horizon” then the balance of the loan at the time of cohort establishment becomes part of the numerator of the PD calculation. The Loss Given Probability of Default ("LGPD") or Expected Loss ("EL") is the weighted average PD for each sub-pool cohort times the average LGD for each pool. The output from the model then is a series of EL rates for each loan sub-pool, which are applied to the related outstanding balances for each loan sub-pool to determine the ACL reserve based on historical loss rates.
Q-Factors
The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. The Company has established a methodology for adjusting historical expected loss rates based on these more recent or forecasted changes. The Q-Factor methodology is based on a blend of quantitative analysis and management judgment and reviewed on a quarterly basis.
Each of the thirteen factors in the FASB standard were analyzed for common risk characteristics and grouped into seven consolidated Q-Factors as listed below.

Qualitative Factor	Financial Instruments - Credit Losses
Portfolio Credit Quality	The borrower's financial condition, credit rating, credit score, asset quality, or business prospects
The borrower's ability to make scheduled interest or principal payments
The volume and severity of past due financial assets and the volume and severity of adversely classified or rated financial assets
Remaining Payments	The remaining payment terms of the financial assets
The remaining time to maturity and the timing and extent of prepayments on the financial assets
Volume & Nature	The nature and volume of the entity's financial assets
Collateral Values	The value of underlying collateral on financial assets in which the collateral-dependent practical expedient has not been utilized
Economic
The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Changes and expected changes in national, regional, and local economic and business conditions and developments in which the entity operates, including the condition and expected condition of various market segments

Credit Culture
The entity's lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off, and recovery practices, as well as knowledge of the borrower's operations or the borrower's standing in the community

The quality of the entity's credit review system
The experience, ability, and depth of the entity's management, lending staff, and other relevant staff
Business Environment	The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Regulatory, legal, or technological environment to which the entity has exposure
The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Changes and expected changes in the general market condition of either the geographical area or the industry to which the entity has exposure

An eighth Q-Factor, Management Overlay, has been created to allow the Bank to adjust specific pools when conditions exist that were not contemplated in the model design that warrant an adjustment.
The Company has chosen two years as the forecast period based on management judgment and has determined that reasonable and supportable forecasts should be made for two of the Q-Factors: Economic and Collateral values.
Management has assigned weightings for each qualitative factor as well as individual metrics within each qualitative factor as to the relative importance of that factor or metric specific to each portfolio type. The Q-Factors above are evaluated using a seven-point scale ranging from significant improvement to significant deterioration.
The CECL Q-Factor methodology bounds the Q-Factor adjustments by a minimum and maximum range, based on the Bank’s own historical expected loss rates for each respective pool. The rating of the Q-Factor on the seven-point scale, along with the allocated weight, determines the final expected loss adjustment. The model is constructed so that the total of the Q-Factor adjustments plus the current expected loss rate cannot exceed the maximum or minimum two-year loss rate for that pool, which is aligned with the Bank's chosen forecast period. Loss rates beyond two years are not adjusted in the Q-Factor process and the model reverts to the historical mean loss rates.
Review and Model Maintenance
Quarterly, loan data is gathered to update the portfolio metrics analyzed in the Q-Factor model. The model is updated with current data and applicable forecasts, then the results are reviewed by management. After consensus is reached on all Q-Factor ratings, the results are input into the Q-Factor model and applied to the pooled loans which are reviewed to determine the adequacy of the reserve. Annually, the CECL model will be validated through an independent review. The review will cover data inputs, model assumptions, methodology and logic used in the estimation process as well as operational reviews, back testing, model control environment, output and reports.

Additional details describing the model by portfolio segment are below:
Consumer Loan Portfolio
The consumer loan portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity, credit, and collateral. Capacity refers to a borrower's ability to make payments on the loan. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets, and level of equity in the property. Credit refers to how well a borrower manages current and prior debts as documented by a credit report that provides credit scores and current and past information about the borrower's credit history. Collateral refers to the type and use of property, occupancy, and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.
Consumer Loan Portfolio Segment Estimated Loss Rate Model
With some modifications under CECL, the Bank has largely maintained existing ALLL pools established under ASC 450-20. These pools of loans are groups with similar risk characteristics: Single Family and Home Equity Loans which includes Consumer loans. Sub-Pools are established at a more granular level for the calculation of PDs, incorporating delinquency status, original FICO, and original LTV.
Consumer portfolio cohorts are established by grouping each ACL sub-pool at a point in time. Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events as noted in the Historical Loss Rate section above.

The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. For Single Family loans all Q-Factors noted above are evaluated. For the Home Equity and Consumer loans, collateral values are not evaluated as the Bank has determined the FICO score trends are a more relevant predictor of default than current collateral value for those types of loans. Factors above are evaluated based on current conditions and forecasts (as applicable), using a seven-point scale ranging from significant improvement to significant deterioration.
Commercial Loan Portfolio
The commercial loan portfolio segment is comprised of the non-owner occupied commercial real estate, multifamily, construction/land development, owner occupied commercial real estate and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior known experiences with the borrower.
This information is used to assess financial capacity, profitability, and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity, and availability of long-term financing.
Commercial Loan Portfolio Segment Loss Rate Model
The Bank maintained loan classes above but has subdivided the construction / land development into the following ACL reporting pools to more accurately group risk characteristics: Multifamily construction, Commercial Real Estate construction, Single Family construction to permanent and Single Family construction which also includes lot, land, and acquisition and development loans. ACL sub-pools are established at a more granular level for the calculation of PDs, utilizing risk rating.
As outlined in the Bank’s policies, commercial loans pools are non-homogenous and are regularly assessed for credit quality. The Company’s risk rating methodology assigns risk ratings from 1 to 10. For purposes of CECL, loans are sub-pooled according to the following AQR Ratings:

•	AQR 1-4: These loans range from minimal to average risk characteristics and are pooled together. They exhibit sound sources of repayment and evidence no material collection or repayment weakness.

•	AQR 5: These loans have acceptable risk. While lower than average risk, weaknesses can be adequately mitigated by structure, collateral, or credit enhancement.

•
AQR 6: These loans meet the regulatory definition of “Watch”. They are considered satisfactory but have less than acceptable risk due to emerging risk elements or declining performance. Loans in this category are generally characterized by elements of uncertainty and require close management attention.

•
AQR 7: These loans meet the regulatory definition of “Special Mention.” They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue or unwarranted credit risk.

•
AQR 8: These loans meet the regulatory definition of “Substandard”. They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.

There are two risk class ratings that are excluded from pooling: AQR 9 defined as “Doubtful” and AQR 10 defined as “Loss”. The Bank has not had any AQR 9 loans to date, and any loans rated AQR 10 have been charged off in their entirety.
Commercial segment cohorts are established by grouping each ACL sub-pool at a point in time. Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events as noted in the Historical Loss Rate section above. The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. All the Q-Factors noted above are evaluated for Commercial portfolio loans except for Commercial Business and Owner Occupied Commercial Real Estate ("CRE") loans which exclude the collateral values Q-Factor. The Company has determined that these loans are primarily underwritten by evaluating the cash flow of the business and not the underlying collateral. Factors above are evaluated based on current conditions and forecasts (as applicable), using a seven-point scale ranging from significant improvement to significant deterioration.
Loans That Do Not Share Risk Characteristics with Other Loans
For a loan that does not share risk characteristics with other loans, expected credit loss is measured on net realizable value, that is the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, which is when the borrower is experiencing financial difficulty, and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.
The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for collateral dependent loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third-party appraisal is required at least annually for substandard loans and other real estate owned ("OREO"). Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. For performing consumer segment loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates quarterly using automated valuation services. Once the expected loss amount is determined, an allowance is recorded equal to the calculated expected credit loss and included in the allowance for credit losses. If the calculated expected loss is determined to be permanent or not recoverable, the expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. Reserves are required for off-balance-sheet credit exposures that are not unconditionally cancellable. The allowance for credit losses on unfunded loans commitments is based on an estimate of unfunded commitment utilization over the life of the loan, applying the EL to the estimated utilization balance as of the reporting period. As these estimated credit loss calculations are similar to the funded loans held for investment they share similar risks plus the additional risk from estimating commitment utilization.

Allowance for Other Financial Instruments
The Company evaluates available-for-sale securities in an unrealized loss position, using a qualitative approach, at the end of each quarter to determine whether the decline in value is from a credit loss or other factors. An unrealized loss exists when the fair value of an individual lot is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an allowance for credit losses measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at March 31, 2020 represent a credit loss impairment.

The Company carries a limited amount of held to maturity ("HTM") debt securities. Utilizing the CECL approach, the Company determined that the expected credit loss on this portfolio was immaterial, and therefore, an allowance for credit losses was not recorded as of March 31, 2020.

NOTE 2–DISCONTINUED OPERATIONS:

On March 29, 2019, the Company successfully closed and settled two sales of the rights to service $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The sale resulted in a $774 thousand pre-tax gain from discontinued operations during the three months ended March 31, 2019. The Company finalized the servicing transfer for these loans in 2019 and subserviced these loans through the transfer dates. These loans are excluded from the Company's MSR portfolio at March 31, 2019.
On March 31, 2019, based on mortgage market conditions and the operating environment, the Board adopted a Resolution of Exit or Disposal of Home Loan Center ("HLC") Based Mortgage Banking Operations to sell or abandon the assets and related personnel associated with those operations. The assets that were sold or abandoned largely represented the Company's former Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential mortgage loans.

The Company determined that the above actions constituted commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company determined that the shift from a large-scale HLC based originator and servicer to a branch-focused product offering represented a strategic shift. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit were eliminated. This has resulted in a recast of the financial statements in 2019 and all comparative periods as detailed below.

On April 4, 2019 the Company entered into a definitive agreement related to the sale of the HLC based mortgage origination business assets and transfer of personnel to Homebridge Financial Services, Inc. ("Homebridge").

On June 24, 2019 the Company completed the sale with Homebridge. This sale included 47 stand-alone HLCs and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that were to be sold or abandoned within one year, are classified as discontinued operations in the 2019 accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. HLCs that were not sold were closed during the second quarter of 2019 and none remain. Certain components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release were classified as continuing operations based on the Company's intent.

At the end of the second quarter 2019, the Company also entered into a non-binding letter of interest to sell its ownership interest in WMS LLC at which time related operations also met the criteria to be classified as discontinued operations for periods presented. The sales transaction was closed in November 2019, resulting in an immaterial loss on disposal.

These discontinued operations activities, including the exit or disposal of the former mortgage banking segment, were concluded by December 31, 2019. Consequently, we ceased discontinued operations accounting effective January 1, 2020.

The following table summarizes the calculation of the net loss on disposal of discontinued operations.

(in thousands)	Three Months Ended March 31,
2019
Proceeds from asset sales	$183,151
Book value of asset sales	176,944
Gain on assets sold	6,207
Transaction costs	6,418
Compensation expense related to the transactions	1,117
Facility and IT related costs	10,896
Total costs	18,431
Net loss on disposal	$(12,224)

(1) Discontinued operations accounting was concluded effective January 1, 2020, therefore there is no comparable balance for the three months ended March 31, 2020.

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	December 31, 2019
ASSETS
Loans held for sale, at fair value	$26,123
Other assets (1)	2,505
Assets of discontinued operations	$28,628
LIABILITIES
Accrued expenses and other liabilities	$2,603
Liabilities of discontinued operations	$2,603

(1)	Includes $227 thousand of derivative balance at December 31, 2019.

(2)	Discontinued operations accounting was concluded effective January 1, 2020, therefore there is no comparable balance for the three months ended March 31, 2020.

Statement of Operations of Discontinued Operations

Three Months Ended March 31,
(in thousands)	2019
Net interest income	$2,145
Noninterest income	39,269
Noninterest expense	49,854
Loss before income taxes	(8,440)
Income tax benefit	(1,667)
Loss from discontinued operations	$(6,773)

(1)	Discontinued operations accounting was concluded effective January 1, 2020, therefore there is no comparable balance for the three months ended March 31, 2020.

Cash Flows for Discontinued Operations

Three Months Ended March 31,
(in thousands)	2019
Net cash used in operating activities	$(31,117)
Net cash provided by investing activities	178,096

(1) Discontinued operations accounting was concluded effective January 1, 2020, therefore there is no comparable balance for the three months ended March 31, 2020.

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities available for sale and held to maturity.

	At March 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$84,150	$1,155	$(559)	$84,746
Commercial	41,940	1,978	—	43,918
Collateralized mortgage obligations:
Residential	285,188	9,321	(356)	294,153
Commercial	159,803	2,569	(1,602)	160,770
Municipal bonds	442,224	12,979	(2,570)	452,633
Corporate debt securities	17,103	66	(558)	16,611
U.S. Treasury securities	1,297	17	—	1,314
	$1,031,705	$28,085	$(5,645)	$1,054,145

HELD TO MATURITY
Municipal bonds	4,347	115	—	4,462
	$4,347	$115	$—	$4,462

	At December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$93,283	$120	$(1,708)	$91,695
Commercial	37,972	411	(358)	38,025
Collateralized mortgage obligations:
Residential	292,370	935	(1,687)	291,618
Commercial	156,693	684	(1,223)	156,154
Municipal bonds	333,303	8,997	(982)	341,318
Corporate debt securities	18,391	313	(43)	18,661
U.S. Treasury securities	1,296	11	—	1,307
	$933,308	$11,471	$(6,001)	$938,778

HELD TO MATURITY
Municipal bonds	4,372	129	—	4,501
	$4,372	$129	$—	$4,501

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of March 31, 2020 and December 31, 2019, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of March 31, 2020 and December 31, 2019, substantially all securities held had ratings available by external ratings agencies.

Investment securities available for sale and held to maturity that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At March 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	$811	$(559)	$18,799	$(559)	$19,610
Collateralized mortgage obligations:
Residential	(356)	36,486	—	—	(356)	36,486
Commercial	(797)	58,541	(805)	24,746	(1,602)	83,287
Municipal bonds	(2,147)	76,591	(423)	28,341	(2,570)	104,932
Corporate debt securities	(558)	12,629	—	—	(558)	12,629
	$(3,858)	$185,058	$(1,787)	$71,886	$(5,645)	$256,944

There were no held to maturity securities in an unrealized loss position at March 31, 2020.

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$(409)	$18,440	$(1,299)	$68,362	$(1,708)	$86,802
Commercial	(352)	21,494	(6)	2,483	(358)	23,977
Collateralized mortgage obligations:
Residential	(965)	171,708	(722)	29,264	(1,687)	200,972
Commercial	(680)	67,160	(543)	41,605	(1,223)	108,765
Municipal bonds	(334)	39,127	(648)	45,869	(982)	84,996
Corporate debt securities	(5)	3,689	(38)	1,743	(43)	5,432
	$(2,745)	$321,618	$(3,256)	$189,326	$(6,001)	$510,944

There were no held to maturity securities in an unrealized loss position at December 31, 2019

The Company has evaluated securities available for sale that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to the occurrence of any issuer- or industry-specific credit event. The Company has not identified any expected credit losses on its debt securities as of March 31, 2020 and December 31, 2019. In addition, as of March 31, 2020 and December 31, 2019, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

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

	At March 31, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$3	1.26%	$—	—%	$84,743	2.02%	$84,746	2.02%
Commercial	—	—	7,567	2.83	21,795	2.65	14,556	2.36	43,918	2.58
Collateralized mortgage obligations:
Residential	—	—	—	—	7,036	2.89	287,117	2.27	294,153	2.29
Commercial	—	—	9,578	2.16	71,944	2.40	79,248	2.27	160,770	2.28
Municipal bonds	5,276	3.40	9,606	3.65	30,450	3.33	407,301	3.43	452,633	3.42
Corporate debt securities	374	4.29	6,855	3.55	9,295	3.44	87	6.09	16,611	3.52
U.S. Treasury securities	1,314	2.84	—	—	—	—	—	—	1,314	2.84
Total available for sale	$6,964	3.34%	$33,609	3.01%	$140,520	2.73%	$873,052	2.79%	$1,054,145	2.79%

HELD TO MATURITY
Mortgage-backed securities:
Municipal bonds	$—	—	$1,771	2.89	$2,691	2.08	$—	—	$4,462	2.40
Total held to maturity	$—	—%	$1,771	2.89%	$2,691	2.08%	$—	—%	$4,462	2.40%

	At December 31, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AVAILABLE FOR SALE
Mortgage-backed securities:
Residential	$—	—%	$3	1.30%	$5,428	1.67%	$86,264	2.10%	$91,695	2.08%
Commercial	—	—	7,514	2.73	20,631	2.50	9,880	2.32	38,025	2.49
Collateralized mortgage obligations:
Residential	—	—	—	—	—	—	291,618	2.39	291,618	2.39
Commercial	—	—	7,563	2.20	68,470	2.41	80,121	2.31	156,154	2.35
Municipal bonds	5,337	3.41	555	3.90	13,000	3.01	322,426	3.61	341,318	3.59
Corporate debt securities	1,007	3.40	7,544	3.64	10,022	3.70	88	6.10	18,661	3.67
U.S. Treasury securities	1,307	2.82	—	—	—	—	—	—	1,307	2.82
Total available for sale	$7,651	3.31%	$23,179	2.87%	$117,551	2.57%	$790,397	2.84%	$938,778	2.81%

HELD TO MATURITY
Municipal bonds	—	—	1,787	2.90	2,714	2.09	—	—	4,501	2.41
Total held to maturity	$—	—%	$1,787	2.90%	$2,714	2.09%	$—	—%	$4,501	2.41%

Sales of investment securities available for sale were as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Proceeds	$33,792	$94,998
Gross gains	745	372
Gross losses	(633)	(619)

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At March 31, 2020	At December 31, 2019

Washington and California State to secure public deposits	$176,545	$200,571
Other securities pledged	2,098	4,332
Total securities pledged as collateral	$178,643	$204,903

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have little risk. There were no securities pledged under repurchase agreements at March 31, 2020 and December 31, 2019.

Tax-exempt interest income on securities totaling $2.3 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively, was recorded in the Company's consolidated statements of operations.

NOTE 4-LOANS AND CREDIT QUALITY:
For a detailed discussion of loans and credit quality, including accounting policies and the new required methodology used to estimate the allowance for credit losses, see Note 1, Summary of Significant Accounting Policies.
As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.

The Company's loans held for investment is divided into two portfolio segments, consumer loans and commercial loans, which are the same segments used to estimate expected credit losses reported in the allowance for credit losses. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and non-owner occupied commercial real estate, multifamily, construction/land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio segment.
Loans held for investment consist of the following.

(in thousands)	At March 31, 2020	At December 31, 2019

Consumer loans
Single family (1)	$988,967	$1,072,706
Home equity and other	525,544	553,376
Total consumer loans	1,514,511	1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	872,173	895,546
Multifamily	1,167,242	999,140
Construction/land development	626,969	701,762
Total commercial real estate loans	2,666,384	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	473,338	477,316
Commercial business	438,996	414,710
Total commercial and industrial loans	912,334	892,026
Total loans before allowance, net deferred loan fees and costs	5,093,229	5,114,556	(2)
Allowance for credit losses (3)	(58,299)	(41,772)
Total loans held for investment	$5,034,930	$5,072,784

(1)
Includes $4.9 million and $3.5 million at March 31, 2020 and December 31, 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

(3)	Accrued interest receivable on loans held for investment totaled $18.7 million at March 31, 2020 and is excluded from the calculations of estimated credit losses.

Loans in the amount of $1.88 billion and $2.01 billion at March 31, 2020 and December 31, 2019, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $430.0 million and $490.7 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure borrowings from the Federal Reserve Bank. The FHLB and Federal Reserve Bank do not have the right to sell or re-pledge these loans.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

Loans held for investment are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At March 31, 2020, the Company had one concentration representing 10% or more of the total portfolio by state and property type for the loan class of multifamily within the state of California, which represented 14.9% of the total portfolio. At December 31, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family and multifamily within the states of Washington and California, which represented 10.7% and 12.2% of the total portfolio, respectively.

Credit Quality
Management considers the level of allowance of credit losses to be appropriate to cover credit losses expected over the life of the loans within the loans held for investment portfolio as of March 31, 2020. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
Management applied an overlay to reallocate the results of the qualitative factors to consider the levels of commercial COVID-19 related forbearance requests in the final determination for the ACL pool reserves. No other changes have been made to the allowance for credit loss model methodology for the three months ending March 31, 2020.

During the quarter ended March 31, 2020 the historical expected loss rates decreased from January 1, 2020 implementation due to minimal losses and our stable portfolio credit composition. During the quarter ended March 31, 2020, the Qualitative Factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. As of March 31, 2020, the Bank expects that the markets in which it operates will have deterioration in collateral values and economic outlook over the two-year forecast period, with negative risk factors peaking in the first year and modestly improving in the second year.
In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses on unfunded loan commitments, and this amount is included in accounts payable and other liabilities on our consolidated statements of financial condition. Collectively, these allowances are referred to as the allowance for credit losses including unfunded commitments. The allowance for credit losses on unfunded commitments was $2.3 million at March 31, 2020 compared to $1.4 million at March 31, 2019.
The Bank has elected to exclude accrued interest receivable from the allowance for credit losses. Accrued interest on loans held for investment was $18.7 million at March 31, 2020 and was reported in Other Assets in the Consolidated Statements of Financial condition.
For further information on the policies that govern the determination of the allowance for credit losses levels, see Note 1, Summary of Significant Accounting Policies above.
Activity in the allowance for credit losses including unfunded commitments was as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Allowance for credit losses including unfunded commitments (roll-forward):
Beginning balance	$42,837	$42,913
Impact of ASC 326 adoption (1)	3,740	—
Provision for credit losses	14,000	1,500
Recoveries, net of (charge-offs)	29	123
Ending balance	$60,606	$44,536

(1)	In conjunction with adopting ASU 2016-13 on January 1, 2020 we recorded a decrease of $3.7 million to retained earnings on January 1, 2020 for the cumulative effect of adopting this guidance.

Activity in the allowance for credit losses including unfunded commitments by loan portfolio and loan sub-class was as follows.

	Three Months Ended March 31, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision (Reversal)	Ending balance

Consumer loans
Single family	$6,450	$468	$—	$53	$1,616	$8,587
Home equity and other	6,843	4,555	(217)	149	1,561	12,891
Total consumer loans	13,293	5,023	(217)	202	3,177	21,478
Commercial real estate loans
Non-owner occupied commercial real estate	7,249	(3,386)	—	—	5,164	9,027
Multifamily	7,015	(2,963)	—	—	223	4,275
Construction/land development
Multifamily construction	2,996	1,077	—	—	(415)	3,658
Commercial real estate construction	627	(103)	—	—	(128)	396
Single family construction	3,940	5,356	—	163	(2,107)	7,352
Single family construction to permanent	1,116	622	—	—	247	1,985
Total commercial real estate loans	22,943	603	—	163	2,984	26,693
Commercial and industrial loans
Owner occupied commercial real estate	3,640	(2,458)	—	—	2,984	4,166
Commercial business	2,961	572	(143)	24	4,855	8,269
Total commercial and industrial loans	6,601	(1,886)	(143)	24	7,839	12,435
Total allowance for credit losses including unfunded commitments	$42,837	$3,740	$(360)	$389	$14,000	$60,606

	Three Months Ended March 31, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	(Reversal of) Provision	Ending balance

Consumer loans
Single family	$8,217	$—	$85	$(112)	$8,190
Home equity and other	7,712	(46)	73	52	7,791
Total consumer loans	15,929	(46)	158	(60)	15,981
Commercial real estate loans
Non-owner occupied commercial real estate	5,496	—	—	680	6,176
Multifamily	5,754	—	—	606	6,360
Construction/land development	9,539	—	4	108	9,651
Total commercial real estate loans	20,789	—	4	1,394	22,187
Commercial and industrial loans
Owner occupied commercial real estate	3,282	—	—	22	3,304
Commercial business	2,913	—	7	144	3,064
Total commercial and industrial loans	6,195	—	7	166	6,368
Total allowance for credit losses including unfunded commitments	$42,913	$(46)	$169	$1,500	$44,536

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
The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans:
Per the Company's policies, most commercial loans pools are non-homogenous and are regularly assessed for credit quality. The Company’s risk rating methodology assigns risk ratings from 1 to 10. For purposes of CECL, loans are sub-pooled according to the following AQR Ratings:

•	AQR 1-4: These loans range from minimal to average risk characteristics and are pooled together. They exhibit sound sources of repayment and evidence no material collection or repayment weakness.

•	AQR 5: These loans have acceptable risk. While lower than average risk, weaknesses can be adequately mitigated by structure, collateral, or credit enhancement.

•
AQR 6: These loans meet the regulatory definition of “Watch”. They are considered satisfactory but have less than acceptable risk due to emerging risk elements or declining performance. Loans in this category are generally characterized by elements of uncertainty and require close management attention.

•
AQR 7: These loans meet the regulatory definition of “Special Mention.” They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue or unwarranted credit risk.

•
AQR 8: These loans meet the regulatory definition of “Substandard”. They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.

There are two risk class ratings that are excluded from pooling: AQR 9 defined as “Doubtful” and AQR 10 defined as “Loss”. The Bank has not had any AQR 9 loans to date and any loans rated AQR 10 have been charged-off in their entirety.
The risk rating categories can be generally described by the following groupings for commercial and commercial real estate homogeneous loans:

•	AQR 6: These loans meet the regulatory definition of “Watch”. A homogeneous watch loan, risk rated 6, is 60-89 days past due from the required payment date at month-end.

•	AQR 7: These loans meet the regulatory definition of “Special Mention.” A homogeneous special mention loan, risk rated 7, is less than 90 days past due from the required payment date at month-end.

•	AQR 8: These loans meet the regulatory definition of “Substandard”. A homogeneous substandard loan, risk rated 8, is more than 90 days or more past due from the required payment date at month-end.

•
AQR 10: These loans meet the regulatory definition of “Loss”. A homogeneous loss loan, risk rated 10, is 120 days or more past due from the required payment date for non-real estate secured closed-end loans or 180 days or more past due from the required payment date for open-end loans and all loans secured by real estate. These loans are generally charged-off in the month in which the applicable time period elapses.

The risk rating categories can be generally described by the following groupings for residential and home equity and other homogeneous loans:

•	AQR 6: These loans meet the regulatory definition of “Watch”. A homogeneous watch loan, risk rated 6, is 60-89 days past due from the required payment date at month-end.

•	AQR 8: These loans meet the regulatory definition of “Substandard”. A homogeneous substandard loan, risk rated 8, is more than 90 days or more past due from the required payment date at month-end.

•
AQR 10: These loans meet the regulatory definition of “Loss”. A homogeneous retail loss loan, risk rated 10, is past due 180 cumulative days or more from the contractual due date. These loans are generally charged-off in the month in which the 180 day period elapses.

Residential and home equity loans modified in a troubled debt restructuring are considered homogeneous unless the modification was an interest rate concession or payment modification with a significant balloon and the concession modification period has not been completed. The risk rating classification for such loans are based on the non-homogeneous definitions noted above.

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status.

	As of March 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
CONSUMER PORTFOLIO
Single family
Current	$14,076	$86,322	$226,526	$247,856	$84,453	$323,377	$—	$—	$982,610
30-59 days past due	—	—	—	—	—	680	—	—	680
60-89 days past due	—	—	—	—	—	399	—	—	399
90+ days past due	—	534	155	962	594	3,033	—	—	5,278
Total single family (1)	14,076	86,856	226,681	248,818	85,047	327,489	—	—	988,967
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	53	—	—	53
Single family net recoveries	—	—	—	—	—	53	—	—	53
Home equity and other
Current	921	3,651	2,341	2,533	1,298	8,654	493,200	10,209	522,807
30-59 days past due	2	50	8	—	—	61	1,058	31	1,210
60-89 days past due	—	43	3	4	—	7	217	—	274
90+ days past due	—	12	8	—	—	55	1,112	66	1,253
Total home equity and other	923	3,756	2,360	2,537	1,298	8,777	495,587	10,306	525,544
Year to date charge-offs	—	(23)	(15)	—	—	—	(179)	—	(217)
Year to date recoveries	—	—	1	1	1	35	111	—	149
Home equity and other net (charge- offs) recoveries	—	(23)	(14)	1	1	35	(68)	—	(68)
Total consumer portfolio	$14,999	$90,612	$229,041	$251,355	$86,345	$336,266	$495,587	$10,306	$1,514,511
Year to date charge-offs	—	(23)	(15)	—	—	—	(179)	—	(217)
Year to date recoveries	—	—	1	1	1	88	111	—	202
Total consumer portfolio net (charge-offs) recoveries	$—	$(23)	$(14)	$1	$1	$88	$(68)	$—	$(15)

(1)
Includes $4.9 million at March 31, 2020 of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class, risk rating and delinquency status.

	As of March 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-4 Good	$4,094	$115,378	$119,289	$85,310	$105,922	$106,101	$(2)	$—	$536,092
5 - Acceptable	32,606	76,697	49,136	62,867	50,674	51,220	10,197	226	333,623
6 - Watch	—	—	310	—	—	1,193	—	955	2,458
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total non-owner occupied commercial real estate	36,700	192,075	168,735	148,177	156,596	158,514	10,195	1,181	872,173
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	—	—	—	—
Non-owner occupied commercial real estate net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Multifamily
1-4 Good	147,564	245,999	29,936	38,382	111,467	22,864	13,951	—	610,163
5 - Acceptable	128,750	162,736	58,748	35,120	85,035	83,491	1,491	—	555,371
6 - Watch	—	—	—	1,248	460	—	—	—	1,708
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total multifamily	276,314	408,735	88,684	74,750	196,962	106,355	15,442	—	1,167,242
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	—	—	—	—
Multifamily net (charge- offs) recoveries	—	—	—	—	—	—	—	—	—
Multifamily construction
1-4 Good	(155)	8,074	58,378	—	—	—	—	—	66,297
5 - Acceptable	—	—	54,727	11,920	—	—	—	—	66,647
6 - Watch	—	—	—	—	—	—	—	—	—
7- Special Mention	—	—	—	—	21,988	—	—	—	21,988
8 - Substandard	—	—	—	—	—	—	—	—	—
Total multifamily construction	(155)	8,074	113,105	11,920	21,988	—	—	—	154,932
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	—	—	—	—
Multifamily construction net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Commercial real estate construction
1-4 Good	—	—	5,343	25,263	—	—	—	—	30,606
5 - Acceptable	—	—	2,205	21,827	—	654	—	—	24,686
6 - Watch	—	—	—	—	—	—	—	—	—
7- Special Mention	—	—	—	—	—	—	—	—	—

	As of March 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
8 - Substandard	—	—	—	—	—	—	—	—	—
Total commercial real estate construction loans	—	—	7,548	47,090	—	654	—	—	55,292
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	—	—	—	—
Commercial real estate construction net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Single family construction
1-4 Good	1,468	2,950	1,136	354	—	148	10,489	—	16,545
5 - Acceptable	31,029	95,185	47,871	492	468	—	66,871	—	241,916
6 - Watch	—	—	—	—	—	—	1,799	—	1,799
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total single family construction	32,497	98,135	49,007	846	468	148	79,159	—	260,260
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	163	—	—	163
Single family construction net recoveries	—	—	—	—	—	163	—	—	163
Single family construction to permanent
Current	6,024	105,414	40,898	4,667	1,698	—	—	—	158,701
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	—	—	—	—
Total single family construction to permanent	6,024	105,414	40,898	4,667	1,698	—	—	—	158,701
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	—	—	—	—
Single family construction to permanent net (charge- offs) recoveries	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate
1-4 Good	1,255	1,756	2,405	10,895	41,238	11,003	—	—	68,552
5 - Acceptable	11,268	50,221	48,172	85,666	64,967	44,636	—	6,361	311,291
6 - Watch	—	28,499	2,185	3,491	24,482	8,872	600	1,838	69,967
7- Special Mention	—	—	12,468	6,378	—	1,149	—	231	20,226
8 - Substandard	—	253	1,111	833	678	98	—	329	3,302
Total owner occupied commercial real estate	12,523	80,729	66,341	107,263	131,365	65,758	600	8,759	473,338

	As of March 31, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
Year to date charge-offs	—	—	—	—	—	—	—	—	—
Year to date recoveries	—	—	—	—	—	—	—	—	—
Owner occupied commercial real estate net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Commercial business
1-4 Good	10,107	15,333	5,533	262	50	782	52,538	—	84,605
5 - Acceptable	16,511	61,192	37,408	38,253	23,631	20,729	72,657	3,709	274,090
6 - Watch	1,392	14,133	23,503	7,715	67	421	12,202	1,520	60,953
7- Special Mention	—	643	4,054	68	1,262	1,033	2,385	190	9,635
8 - Substandard	—	110	3,833	455	552	436	2,016	95	7,497
Total commercial business	28,010	91,411	74,331	46,753	25,562	23,401	141,798	5,514	436,780
Year to date charge-offs	—	—	—	(41)	(102)	—	—	—	(143)
Year to date recoveries	—	—	—	—	—	24	—	—	24
Commercial business net (charge-offs) recoveries	—	—	—	(41)	(102)	24	—	—	(119)
Total commercial portfolio	$391,913	$984,573	$608,649	$441,466	$534,639	$354,830	$247,194	$15,454	$3,578,718
Year to date charge-offs	—	—	—	(41)	(102)	—	—	—	(143)
Year to date Recoveries	—	—	—	—	—	187	—	—	187
Total commercial portfolio (charge-offs) recoveries	$—	$—	$—	$(41)	$(102)	$187	$—	$—	$44
Total loans held for investment	$406,912	$1,075,185	$837,690	$692,821	$620,984	$691,096	$742,781	$25,760	$5,093,229
Year to date charge-offs	—	(23)	(15)	(41)	(102)	—	(179)	—	(360)
Year to date recoveries	—	—	1	1	1	275	111	—	389
Year to date net (charge-offs) recoveries	$—	$(23)	$(14)	$(40)	$(101)	$275	$(68)	$—	$29

Collateral Dependent Loans
A loan is collateral dependent when the borrower is experiencing financial difficulty, and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.
The following table presents the amortized cost basis of collateral-dependent loans by loan sub-class and collateral type. All collateral dependent loans are reviewed quarterly and loan amounts are charged down to fair value of the collateral, less costs to sell if the loss is confirmed and the expected repayment is from the sale of the collateral. If the expected repayment of the loan is from the operation of the collateral, then the cost of sale is not deducted from the fair value of the collateral.

	At March 31, 2020
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
Consumer loans
Single family	$—	$1,251	$—	$—	$—	$1,251
Home equity loans and other	—	19	—	—	—	19
Total consumer loans	—	1,270	—	—	—	1,270
Commercial and industrial loans
Owner occupied commercial real estate	1,789	—	—	1,261	—	3,050
Commercial business	—	—	—	—	3,183	3,183
Total commercial and industrial loans	1,789	—	—	1,261	3,183	6,233
Total collateral-dependent loans	$1,789	$1,270	$—	$1,261	$3,183	$7,503

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

The following tables present performing and nonperforming loan balances by loan portfolio segment and loan class.

	At March 31, 2020
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$983,478	$5,489	$988,967
Home equity and other	524,291	1,253	525,544
Total consumer loans	1,507,769	6,742	1,514,511
Commercial real estate loans
Non-owner occupied commercial real estate	872,173	—	872,173
Multifamily	1,167,242	—	1,167,242
Construction/land development
Multifamily construction	154,932	—	154,932
Commercial real estate construction	55,292	—	55,292
Single family construction	260,260	—	260,260
Single family construction to permanent	156,485	—	156,485
Total commercial real estate loans	2,666,384	—	2,666,384
Commercial and industrial loans
Owner occupied commercial real estate	470,288	3,050	473,338
Commercial business	435,813	3,183	438,996
Total commercial and industrial loans	906,101	6,233	912,334
	$5,080,254	$12,975	$5,093,229

	At December 31, 2019 (2)
(in thousands)	Accrual	Nonaccrual	Total

Consumer loans
Single family (1)	$1,067,342	$5,364	$1,072,706
Home equity and other	552,216	1,160	553,376
Total consumer loans	1,619,558	6,524	1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	895,546	—	895,546
Multifamily	999,140	—	999,140
Construction/land development	701,762	—	701,762
Total commercial real estate loans	2,596,448	—	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	474,425	2,891	477,316
Commercial business	411,264	3,446	414,710
Total commercial and industrial loans	885,689	6,337	892,026
	$5,101,695	$12,861	$5,114,556

(1)
Includes $4.9 million and $3.5 million of loans at March 31, 2020 and December 31, 2019, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

(2)	Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

The following table presents nonaccrual status for loans in compliance with ASC 326-20-50-16.

	At March 31, 2020			At December 31, 2019
(in thousands)	Nonaccrual	Nonaccrual with no related ACL	90 days or more past due and accruing	Nonaccrual	Nonaccrual with no related ACL	90 days or more past due and accruing

Consumer loans
Single family	$5,489	$1,461	$20,845	$5,364	$1,652	$19,702
Home equity and other	1,253	20	—	1,160	9	—
Total consumer loans	6,742	1,481	20,845	6,524	1,661	19,702
Commercial and industrial loans
Owner occupied commercial real estate	3,050	3,049	—	2,891	2,892	—
Commercial business	3,183	2,716	—	3,446	2,954	—
Total commercial and industrial loans	6,233	5,765	—	6,337	5,846	—
	$12,975	$7,246	$20,845	$12,861	$7,507	$19,702

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class.

	At March 31, 2020
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$5,872	$2,501	$26,334	$34,707	$954,260	(1)	$988,967	$20,845	(2)
Home equity and other	1,210	274	1,253	2,737	522,807		525,544	—
Total consumer loans	7,082	2,775	27,587	37,444	1,477,067		1,514,511	20,845
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	872,173		872,173	—
Multifamily	—	—	—	—	1,167,242		1,167,242	—
Construction/land development
Multifamily construction	—	—	—	—	154,932		154,932	—
Commercial real estate construction	—	—	—	—	55,292		55,292	—
Single family construction	—	—	—	—	260,260		260,260	—
Single family construction to permanent	—	—	—	—	156,485		156,485	—
Total commercial real estate loans	—	—	—	—	2,666,384		2,666,384	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	3,050	3,050	470,288		473,338	—
Commercial business	—	—	3,183	3,183	435,813		438,996	—
Total commercial and industrial loans	—	—	6,233	6,233	906,101		912,334	—
	$7,082	$2,775	$33,820	$43,677	$5,049,552		$5,093,229	$20,845

	At December 31, 2019(3)
(in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current		Total loans	90 days or more past due and accruing

Consumer loans
Single family	$5,694	$4,261	$25,066	$35,021	$1,037,685	(1)	$1,072,706	$19,702	(2)
Home equity and other	837	372	1,160	2,369	551,007		553,376	—
Total consumer loans	6,531	4,633	26,226	37,390	1,588,692		1,626,082	19,702
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	895,546		895,546	—
Multifamily	—	—	—	—	999,140		999,140	—
Construction/land development	—	—	—	—	701,762		701,762	—
Total commercial real estate loans	—	—	—	—	2,596,448		2,596,448	—
Commercial and industrial loans
Owner occupied commercial real estate	—	—	2,891	2,891	474,425		477,316	—
Commercial business	44	—	3,446	3,490	411,220		414,710	—
Total commercial and industrial loans	44	—	6,337	6,381	885,645		892,026	—
	$6,575	$4,633	$32,563	$43,771	$5,070,785		$5,114,556	$19,702

(1)
Includes $4.9 million and $3.5 million of loans at March 31, 2020 and December 31, 2019, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated statements of operations.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

(3)	Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

The following tables present information about TDR activity during the periods.

	Three Months Ended March 31, 2020
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	11	$2,213	$—
	Payment restructure	3	454	—
Total consumer
	Interest rate reduction	11	2,213	—
	Payment restructure	3	454	—
		14	2,667	—
Commercial and industrial loans
Owner occupied commercial real estate
	Payment restructure	1	678	—
Commercial business
	Payment restructure	1	1,125	—
Total commercial and industrial
	Payment restructure	2	1,803	—
		2	1,803	—
Total loans
	Interest rate reduction	11	2,213	—
	Payment restructure	5	2,257	—
		16	$4,470	$—

	Three Months Ended March 31, 2019
(dollars in thousands)	Concession type	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
	Interest rate reduction	5	$1,192	$—
	Payment restructure	48	9,761	—
Total consumer
	Interest rate reduction	5	1,192	—
	Payment restructure	48	9,761	—
		53	10,953	—
Commercial real estate loans
Construction/land development
	Payment restructure	1	4,675	—
Total commercial real estate
	Payment restructure	1	4,675	—
		1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
	Payment restructure	1	5,840	—
Total commercial and industrial
	Payment restructure	1	5,840	—
		1	5,840	—
Total loans
	Interest rate reduction	5	1,192	—
	Payment restructure	50	20,276	—
		55	$21,468	$—

The CARES Act provides temporary relief from the accounting and disclosure requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not experiencing financial difficulty if they meet the following qualifying criteria:

•	The modification is in response to the National Emergency;

•	The borrower was current at the time the modification program was implemented; and

•	The modification is short-term

We have elected to apply temporary relief under Section 4013 of the CARES Act to certain eligible short-term modifications and therefore will not treat qualifying loan modifications as TDRs for accounting or disclosure purposes. Additionally, eligible short-term loan modifications subject to the practical expedient in the interagency guidance will also not be treated as TDRs for accounting or disclosure purposes if they qualify.

As of May 5, 2020, the Company had granted a forbearance on 393 loans with an outstanding balance of $223.0 million. The Company had 173 additional forbearance requests representing $204.0 million in outstanding balances that were in process.

In addition, the regulatory agencies have also provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status.

The Bank will exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that are affected by COVID-19. The Bank also will not designate loans with deferrals granted due to COVID-19 as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs we are offering as a result of the COVID-19 pandemic, we expect that borrowers granted relief under these programs will generally not be reported as nonaccrual. However, we are currently evaluating our policy for interest income recognition for loans that receive forbearance or deferral as a result of a hardship related to COVID-19.

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three months ended March 31, 2020 and 2019, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended March 31,
	2020		2019
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans
Single family	6	$1,281	5	$1,059
	6	$1,281	5	$1,059

This section reports results prior to the January 1, 2020 adoption of ASC 326 and is presented in accordance with previously applicable GAAP.
The following table summarizes designated loan grades by loan portfolio segment and loan class.

	At December 31, 2019
(in thousands)	Pass		Watch	Special mention	Substandard	Total

Consumer loans
Single family	$1,053,648	(1)	$2,518	$8,802	$5,364	$1,070,332
Home equity and other	530,784		318	664	1,160	532,926
Total consumer loans	1,584,432		2,836	9,466	6,524	1,603,258
Commercial real estate loans
Non-owner occupied commercial real estate	892,890		2,006	—	—	894,896
Multifamily	991,696		4,802	—	—	996,498
Construction/land development	669,751		11,694	20,954	—	702,399
Total commercial real estate loans	2,554,337		18,502	20,954	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	422,434		37,885	12,709	5,144	478,172
Commercial business	351,911		50,149	9,405	3,415	414,880
Total commercial and industrial loans	774,345		88,034	22,114	8,559	893,052
	$4,913,114		$109,372	$52,534	$15,083	$5,090,103

(1)
Includes $3.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated statements of operations.

As of March 31, 2020 and December 31, 2019, none of the Company's loans were rated Doubtful or Loss. For a detailed discussion on credit quality, see Note 6, Loans and Credit Quality, within our 2019 Annual Report on Form 10-K.

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

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$60,009	$60,448	$—
Home equity and other	472	472	—
Total consumer loans	60,481	60,920	—
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	2,954	3,267	—
Total commercial and industrial loans	5,845	6,280	—
	$66,326	$67,200	$—
With an allowance recorded:
Consumer loans
Single family	$1,494	$1,494	$117
Home equity and other	391	391	28
Total consumer loans	1,885	1,885	145
Commercial and industrial loans
Commercial business	540	919	8
Total commercial and industrial loans	540	919	8
	$2,425	$2,804	$153
Total:
Consumer loans
Single family (3)	$61,503	$61,942	$117
Home equity and other	863	863	28
Total consumer loans	62,366	62,805	145
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	3,494	4,186	8
Total commercial and industrial loans	6,385	7,199	8
Total impaired loans	$68,751	$70,004	$153

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $59.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended March 31, 2019

(in thousands)	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,548	$706
Home equity and other	1,180	18
Total consumer loans	69,728	724
Commercial real estate loans
Non-owner occupied commercial real estate	6	—
Multifamily	490	7
Construction/land development	2,701	—
Total commercial real estate loans	3,197	7
Commercial and industrial loans
Owner occupied commercial real estate	4,128	93
Commercial business	1,937	11
Total commercial and industrial loans	6,065	104
	$78,990	$835

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At March 31, 2020	At December 31, 2019

Noninterest-bearing accounts	$1,016,264	$907,918
NOW accounts, 0.00% to 0.70% at March 31, 2020 and 0.00% to 1.19% at December 31, 2019	420,606	373,832
Statement savings accounts, due on demand, 0.05% to 1.13% at March 31, 2020 and December 31, 2019	222,821	219,182
Money market accounts, due on demand, 0.00% to 2.18% at March 31, 2020 and 0.00% to 2.42% at December 31, 2019	2,299,442	2,224,494
Certificates of deposit, 0.10% to 3.06% at March 31, 2020 and December 31, 2019	1,297,924	1,614,533
	$5,257,057	$5,339,959

Interest expense on deposits was as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

NOW accounts	$341	$375
Statement savings accounts	96	149
Money market accounts	6,306	5,803
Certificates of deposit	8,040	7,985
	$14,783	$14,312

The weighted-average interest rates on certificates of deposit were 1.91% and 2.24% at March 31, 2020 and December 31, 2019, respectively.

Certificates of deposit outstanding mature as follows.

(in thousands)	At March 31, 2020

Within one year	$1,040,961
One to two years	175,905
Two to three years	56,234
Three to four years	11,334
Four to five years	13,457
Thereafter	33
$1,297,924

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2020 and December 31, 2019 were $157.9 million and $222.9 million, respectively. There were $196.4 million and $266.5 million of brokered deposits at March 31, 2020 and December 31, 2019, respectively.

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

The Company held no derivatives designated as a fair value, cash flow or foreign currency hedge instrument at March 31, 2020 or December 31, 2019. Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated statements of financial condition, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets on the Company's consolidated statements of financial condition. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn money on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated statements of financial condition. Refer to Note 3, Investment Securities, for further information on securities collateral pledged. At March 31, 2020 the Company had liabilities of $16.7 million in cash collateral received from counterparties and receivables of $17.7 million in cash collateral paid to counterparties. At December 31, 2019 the cash collateral received from counterparties was $15.2 million with $2.9 million paid to counterparties under derivative transactions.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer loan agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC 815, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2020 and December 31, 2019 were $193.3 million and $144.1 million, respectively. During the three months ended March 31, 2020 and 2019, there were $494 thousand and $10 thousand mark-to-market losses recorded to “Other” noninterest income in our consolidated statements of operations.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 12, Derivatives and Hedging Activities, within our 2019 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At March 31, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$2,208,952	$16,269	$(19,614)
Interest rate lock and purchase loan commitments	439,186	13,565	(63)
Interest rate swaps	568,635	45,076	(27,850)
Eurodollar futures	1,012,000	—	(41)
Total derivatives before netting	$4,228,773	74,910	(47,568)
Netting adjustment/Cash collateral (1)		(41,435)	42,458
Carrying value on consolidated statements of financial condition		$33,475	$(5,110)

	At December 31, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$651,838	$830	$(492)
Interest rate lock and purchase loan commitments	124,379	2,281	(58)
Interest rate swaps	688,516	27,097	(10,889)
Eurodollar futures	2,232,000	3	—
Total derivatives before netting	$3,696,733	30,211	(11,439)
Netting adjustment/Cash collateral (1)		(21,414)	9,101
Carrying value on consolidated statements of financial condition(2)		$8,797	$(2,338)

(1)
Includes net cash collateral paid of $1.0 million and net cash collateral received of $12.3 million at March 31, 2020 and December 31, 2019, as part of netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

(2)	Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At March 31, 2020
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$74,910	$(41,435)	$33,475	$—	$33,475
Derivative liabilities	(47,568)	42,458	(5,110)	—	(5,110)

	At December 31, 2019
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$30,211	$(21,414)	$8,797	$—	$8,797
Derivative liabilities	(11,439)	9,101	(2,338)	—	(2,338)

(1)
Includes net cash collateral paid of $1.0 million and net cash collateral received of $12.3 million at March 31, 2020 and December 31, 2019, respectively, as part of the netting adjustments which primarily consists of collateral transferred by the Company at the initiation of derivative transactions and held by the counterparty as security.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the statement of operations for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019

Recognized in noninterest income:
Net gain on loan origination and sale activities (1)	$5,140	$146
Loan servicing income (2)	19,921	3,683
Other (3)	(494)	9
	$24,567	$3,838	(4)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family mortgage loans held for sale.

(2)	Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps used as an economic hedge of loans held for investment.

(4)	Includes both continuing and discontinued operations.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At March 31, 2020	At December 31, 2019

Commercial	$2,432	$128,841
Single family (1)	138,095	105,458
Total loans held for sale	$140,527	$234,299

(1)	Includes loans from discontinued operations of $26.1 million at December 31, 2019 with no similar balance at March 31, 2020.

Loans sold proceeds consisted of the following.

	Three Months Ended March 31,
(in thousands)	2020	2019

Commercial	$282,457	$164,071
Single family	309,853	1,004,849	(1)
Total loans sold (2)	$592,310	$1,168,920

(1)    Includes both continuing and discontinued operations.
(2) Includes loans originated as held for investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2020	2019

Commercial	$4,710	$2,660
Single family (1)	17,831	35,435
Gain on loan origination and sale activities (2)	$22,541	$38,095

(1) Includes zero and $35.5 million from discontinued operations for three months ended March 31, 2020 and 2019, respectively.
(2) Includes loans originated as held for investment.

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated statements of financial condition as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At March 31, 2020	At December 31, 2019

Commercial	$1,661,038	$1,618,876
Single family	6,772,912	7,023,441
Total loans serviced for others	$8,433,950	$8,642,317

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended March 31,
(in thousands)	2020	2019

Balance, beginning of period	$2,871	$3,120
Additions, net of adjustments (1)	(316)	253
Realized losses (2)	(73)	(117)
Balance, end of period	$2,482	$3,256

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.9 million and $2.5 million were recorded in other assets as of March 31, 2020 and December 31, 2019, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the loan on its consolidated statement of financial condition. At March 31, 2020 and December 31, 2019, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated statements of financial condition totaled $9.1 million and $9.4 million, respectively, with a corresponding offsetting amount recorded within accounts payable and other liabilities on the consolidated statements of financial condition. The recognition of previously sold loans does not impact the accounting for the previously recognized MSRs.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended March 31,
(in thousands)	2020	2019

Servicing income, net:
Servicing fees and other	$7,535	$16,577	(5)
Changes in fair value of single family MSRs due to modeled amortization (1)	(3,494)	(8,983)
Amortization of multifamily and SBA MSRs	(1,511)	(1,376)
	2,530	6,218
Risk management, single family MSRs:
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)(3)	(16,844)	(4,498)	(5)
Net gain from derivatives economically hedging MSR	19,921	3,683
	3,077	(815)
Loan servicing income (4)	$5,607	$5,403

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

(3)	Includes pre-tax income of $774 thousand, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sales of single family MSRs during the three months ended March 31, 2019.

(4)	Includes $3.6 million from discontinued operations for the three months ended March 31, 2019.

(5)
The Company has corrected an error of $780 thousand for the three months ended March 31, 2019 due to incorrect presentation of pre-tax net income from the sale of single family MSRs within servicing fees and other instead of within changes in fair value of MSRs due to changes in market inputs and/or model updates of $17.4 million and $(5.3) million, respectively, to amounts as corrected of $16.6 million and $(4.5) million.

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

	Three Months Ended March 31,
(rates per annum) (1)	2020	2019

Constant prepayment rate ("CPR") (2)	15.61%	19.84%
Discount rate (3)	7.83%	9.73%

(1)	Weighted average rates during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At March 31, 2020

Fair value of single family MSR	$49,933
Expected weighted-average life (in years)	3.52
Constant prepayment rate (1)	18.01%
Impact on fair value of 25 basis points adverse change in interest rates	$(3,751)
Impact on fair value of 50 basis points adverse change in interest rates	$(6,853)
Discount rate	7.41%
Impact on fair value of 100 basis points increase	$(1,474)
Impact on fair value of 200 basis points increase	$(2,867)

(1)	Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.26 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. These sales resulted in a $774 thousand pre-tax gain from discontinued operations for the three months ended March 31, 2019. For more information, see Note 2, Discontinued Operations on this Quarterly Report on Form 10-Q.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Beginning balance	$68,109	$252,168
Additions and amortization:
Originations	2,162	7,287
Sale of single family MSRs	—	(176,944)
Changes due to amortization (1)	(3,494)	(8,983)
Net additions and amortization	(1,332)	(178,640)
Changes in fair value of MSRs due to changes in market inputs and/or model updates (2)	(16,844)	(5,278)
Ending balance	$49,933	$68,250

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speed and cash flow projections.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Beginning balance	$29,494	$28,328
Origination	1,957	630
Amortization	(1,331)	(1,266)
Ending balance	$30,120	$27,692

At March 31, 2020, the expected weighted-average remaining life of the Company's multifamily MSRs was 7.16 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At March 31, 2020

Remainder of 2020	$3,248
2021	4,229
2022	4,011
2023	3,798
2024	3,542
2025	3,206
2026 and thereafter	8,086
Carrying value of multifamily MSR	$30,120

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

The Company makes certain unfunded loan commitments as part of its lending activities that have not been recognized in the Company's financial statements. These include commitments to extend credit made as part of the Company's lending activities on loans the Company intends to hold in its held for investment portfolio. The aggregate amount of these unrecognized unfunded loan commitments existing at March 31, 2020 and December 31, 2019 was $12.1 million and $52.8 million, respectively.

In the ordinary course of business, the Company extends secured and unsecured open-end loans to meet the financing needs of its customers. These commitments include unused consumer portfolio lines of $467.2 million and $485.1 million as of March 31, 2020 and December 31, 2019, respectively, and commercial portfolio lines $672.2 million and $722.2 million at March 31, 2020 and December 31, 2019, respectively. Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $420.0 million and $435.2 million at March 31, 2020 and December 31, 2019, respectively. The Company has recorded an allowance for credit losses on loan commitments, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.3 million and $1.1 million at March 31, 2020 and December 31, 2019, respectively.

The Company is in certain agreements to invest in qualifying small businesses and small enterprises, as well as low income housing tax credit partnerships and a tax-exempt bond partnership that have not been recognized in the Company's financial statements. At March 31, 2020 and December 31, 2019, we had $26.4 million and $23.5 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of March 31, 2020 and December 31, 2019, the total unpaid principal balance of loans sold under this program was $1.59 billion and $1.55 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.9 million and $2.8 million at March 31, 2020 and December 31, 2019, respectively. There were no actual losses incurred under this arrangement during the three months ended March 31, 2020 and 2019.

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

The Company does not typically receive repurchase requests from the FHA or VA. As an originator of FHA-insured or VA-guaranteed loans, the Company is responsible for obtaining the insurance with FHA or the guarantee with the VA. If loans are later found not to meet the requirements of FHA or VA, through required internal quality control reviews or through agency audits, the Company may be required to indemnify FHA or VA against losses. The loans remain in Ginnie Mae pools unless and until they are repurchased by the Company. In general, once an FHA or VA loan becomes 90 days past due, the Company repurchases the FHA or VA residential mortgage loan to minimize the cost of interest advances on the loan. If the loan is cured through borrower efforts or through loss mitigation activities, the loan may be resold into another Ginnie Mae pool. The Company's mortgage repurchase liability incorporates probable losses associated with such indemnification.

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $6.84 billion and $7.10 billion as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated statements of financial condition, of $2.5 million and $2.9 million, respectively.

Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. At March 31, 2020, we reviewed our legal claims and determined that there were no material claims that were considered to be probable or reasonably possible of resulting in a material loss. As a result, the Company did not have any material amounts reserved for legal claims as of March 31, 2020.

NOTE 9–FAIR VALUE MEASUREMENT:

For a further discussion of fair value measurements, including information regarding the Company's valuation methodologies and the fair value hierarchy, see Note 19, Fair Value Measurement within our 2019 Annual Report on Form 10-K.

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

(in thousands)	Fair Value at March 31, 2020	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$84,746	$—	$81,948	$2,798
Commercial	43,918	—	43,918	—
Collateralized mortgage obligations:
Residential	294,153	—	294,153	—
Commercial	160,770	—	160,770	—
Municipal bonds	452,633	—	452,633	—
Corporate debt securities	16,611	—	16,524	87
U.S. Treasury securities	1,314	—	1,314	—
Single family loans held for sale	138,095	—	138,095	—
Single family loans held for investment	4,926	—	—	4,926
Single family mortgage servicing rights	49,933	—	—	49,933
Derivatives
Forward sale commitments	16,269	—	16,269	—
Interest rate lock and purchase loan commitments	13,565	—	—	13,565
Interest rate swaps	45,076	—	45,076	—
Total assets	$1,322,009	$—	$1,250,700	$71,309
Liabilities:
Derivatives
Eurodollar futures	$41	$41	$—	$—
Forward sale commitments	19,614	—	19,614	—
Interest rate lock and purchase loan commitments	63	—	—	63
Interest rate swaps	27,850	—	27,850	—
Total liabilities	$47,568	$41	$47,464	$63

(in thousands)	Fair Value at December 31, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities available for sale
Mortgage backed securities:
Residential	$91,695	$—	$89,831	$1,864
Commercial	38,025	—	38,025	—
Collateralized mortgage obligations:
Residential	291,618	—	291,618	—
Commercial	156,154	—	156,154	—
Municipal bonds	341,318	—	341,318	—
Corporate debt securities	18,661	—	18,573	88
U.S. Treasury securities	1,307	—	1,307	—
Single family loans held for sale (1)	105,458	—	105,458	—
Single family loans held for investment	3,468	—	—	3,468
Single family mortgage servicing rights	68,109	—	—	68,109
Derivatives
Eurodollar futures	3	3	—	—
Forward sale commitments	830	—	830	—
Interest rate lock and purchase loan commitments	2,281	—	—	2,281
Interest rate swaps	27,097	—	27,097	—
Total assets	$1,146,024	$3	$1,070,211	$75,810
Liabilities:
Derivatives
Forward sale commitments	$492	$—	$492	$—
Interest rate lock and purchase loan commitments	58	—	—	58
Interest rate swaps	10,889	—	10,889	—
Total liabilities	$11,439	$—	$11,381	$58

(1) Includes both continuing and discontinued operations.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities available for sale, single family MSRs, single family loans held for investment where fair value option was elected, certain single family loans held for sale, and interest rate lock and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three months ended March 31, 2020 and 2019, see Note 7, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

The fair value of IRLCs considers several factors, including the fair value in the secondary market of the underlying loan resulting from the exercise of the commitment, the expected net future cash flows related to the associated servicing of the loan (referred to as the value of servicing) and the probability that the commitment will not be converted into a funded loan (referred to as a fall-out factor). The fair value of IRLCs on loans held for sale, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. The significance of the fall-out factor to the fair value measurement of an individual IRLC is generally highest at the time that the rate lock is initiated and declines as closing procedures are performed and the underlying loan gets closer to funding. The fall-out factor applied is based on historical experience. The value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not observable in market trades, the fall-out factor and value of servicing are considered to be level 3 inputs. The fair value of IRLCs decreases in value upon an increase in the fall-out factor and increases in value upon an increase in the value of servicing. Changes in the fall-out factor and value of servicing do not increase or decrease based on movements in other significant unobservable inputs.

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

The Company uses the discounted cash flow model to estimate the fair value of certain loans that have been transferred from held for sale to held for investment and single family loans held for sale when the fair value of the loans is not derived using observable market inputs. The key assumption in the valuation model is the implied spread to benchmark interest rate curve. The implied spread is not directly observable in the market and is derived from third party pricing which is based on market information from comparable loan pools. The fair value estimate of these certain single family loans that have been transferred from held for sale to held for investment and these certain single family loans held for sale are sensitive to changes in the benchmark interest rate which might result in a significantly higher or lower fair value measurement.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $4.9 million and $3.5 million at March 31, 2020 and December 31, 2019, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities available for sale.

(dollars in thousands)	At March 31, 2020
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities available for sale	$2,885	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities available for sale	$1,952	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family loans held for investment where fair value option was elected.

(dollars in thousands)	At March 31, 2020
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$4,926	Income approach	Implied spread to benchmark interest rate curve	5.75%	8.23%	6.37%

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Loans held for investment, fair value option	$3,468	Income approach	Implied spread to benchmark interest rate curve	4.56%	6.87%	5.63%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family loans held for sale where fair value option was elected. We had no loans held for sale with fair value option that were subject to Level 3 fair value due to a significant unobservable input at March 31, 2020 and December 31, 2019.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At March 31, 2020
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$13,502	Income approach	Fall-out factor	0.71%	34.34%	16.89%
			Value of servicing	0.37%	1.36%	1.05%

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock and purchase loan commitments, net	$2,223	Income approach	Fall-out factor	—%	59.69%	12.20%
			Value of servicing	0.55%	1.77%	1.14%

The following table present fair value changes and activity for Level 3 investment securities available for sale.

	Three Months Ended March 31, 2020
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale	$1,952	$985	$—	$(291)	$239	$2,885

	Three Months Ended March 31, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities available for sale	$—	$—	$2,379	$(40)	$(402)	$1,937

The following tables present fair value changes and activity for Level 3 loans held for sale and loans held for investment. We had no loans held for sale with fair value option that were subject to Level 3 fair value due to a significant unobservable input at March 31, 2020 and December 31, 2019.

	Three Months Ended March 31, 2020
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for investment	$3,468	$1,679	$—	$(247)	$26	$4,926

	Three Months Ended March 31, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Loans held for sale	$2,691	$1,886	$—	$—	$(52)	$4,525
Loans held for investment	4,057	725	—	(3)	51	4,830

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended March 31,
(in thousands)	2020	2019

Beginning balance, net	$2,223	$10,284
Total realized/unrealized gains	15,762	19,665
Settlements	(4,483)	(15,893)
Ending balance, net	$13,502	$14,056

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a quarterly basis. These assets include certain loans held for investment and other real estate owned that are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The estimated fair values of real estate collateral are generally based on internal evaluations and appraisals of such collateral, which use the market approach and income approach methodologies.

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial loans held for investment that are not collateralized by real estate. During the three months ended March 31, 2020 and 2019, the Company did not apply any adjustments to the appraisal value of OREO.

Residential properties are generally based on unadjusted third-party appraisals. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

These commercial and residential appraisal adjustments include management assumptions that are based on the type of collateral dependent loan and may increase or decrease an appraised value. Management adjustments vary significantly depending on the location, physical characteristics and income producing potential of each individual property. The quality and volume of market information available at the time of the appraisal can vary from period-to-period and cause significant changes to the nature and magnitude of the unobservable inputs used. Given these variations, changes in these unobservable inputs are generally not a reliable indicator for how fair value will increase or decrease from period to period.

The following tables present assets that had changes in their recorded fair value during the three months ended March 31, 2020 and 2019 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended March 31, 2020
(in thousands)	Fair Value of Assets Held at March 31, 2020	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$890	$—	$—	$890	$113

	At or for the Three Months Ended March 31, 2019
(in thousands)	Fair Value of Assets Held at March 31, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

Loans held for investment (1)	$270	$—	$—	$270	$(4)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At March 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,441	$72,441	$72,441	$—	$—
Investment securities held to maturity	4,347	4,462	—	4,462	—
Loans held for investment	5,030,004	5,164,795	—	—	5,164,795
Loans held for sale – multifamily and other	2,432	2,432	—	2,432	—
Mortgage servicing rights – multifamily	30,120	33,483	—	—	33,483
Federal Home Loan Bank stock	26,795	26,795	—	26,795	—
Liabilities:
Time deposits	$1,297,924	$1,312,470	$—	$1,312,470	$—
Federal Home Loan Bank advances	463,590	465,297	—	465,297	—
Other borrowings	95,000	94,998	—	94,998	—
Long-term debt	125,697	117,694	—	117,694	—

	At December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,880	$57,880	$57,880	$—	$—
Investment securities held to maturity	4,372	4,501	—	4,501	—
Loans held for investment	5,069,316	5,139,078	—	—	5,139,078
Loans held for sale – multifamily and other	128,841	130,720	—	130,720	—
Mortgage servicing rights – multifamily	29,494	32,738	—	—	32,738
Federal Home Loan Bank stock	22,399	22,399	—	22,399	—
Liabilities:
Time deposits	$1,614,533	$1,622,879	$—	$1,622,879	$—
Federal Home Loan Bank advances	346,590	347,949	—	347,949	—
Federal funds purchased and securities sold under agreements to repurchase	125,000	125,101	125,101	—	—
Long-term debt	125,650	115,011	—	115,011	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019

EPS numerator:
Income from continuing operations	$7,139	$5,058
Income (loss) from discontinued operations	—	(6,773)
Net income available to common shareholders	$7,139	$(1,715)
EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	23,688,930	27,021,507
Dilutive effect of outstanding common stock equivalents (1)	171,350	163,668
Diluted weighted-average number of common stock outstanding	23,860,280	27,185,175
Basic earnings per share:
Income from continuing operations	$0.30	$0.19
Income (loss) from discontinued operations	—	(0.25)
Basic earnings per share	$0.30	$(0.06)
Diluted earnings per share:
Income from continuing operations	$0.30	$0.19
Income (loss) from discontinued operations	—	(0.25)
Diluted earnings per share	$0.30	$(0.06)

(1)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three months ended March 31, 2020 and 2019 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted shares, which could potentially be dilutive in future periods, was 1,067 at March 31, 2020 and zero at March 31, 2019.

NOTE 11–LEASES:

We have operating and finance leases for corporate offices, commercial lending centers, retail deposit branches and certain equipment. Our leases have remaining lease terms of up to 20 years, some of which include options which are reasonably certain to be extended. Leases with an initial term of less than a year are not included in the Statement of Financial Condition.

The Company, as sublessor, subleases certain office and retail space in which the terms of the subleases end by September 2024. Under all of our executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $4.9 million during the remainder of 2020, $5.4 million in 2021, $4.4 million in 2022, $2.6 million in 2023, $870 thousand in 2024 and $989 thousand thereafter.
We incurred $357 thousand and $2.5 million in impairment charges related to the closure of certain offices for the three months ended March 31, 2020 and 2019, respectively.

The components of lease expense were as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Operating lease cost	$3,215	$3,951
Finance lease cost:
Amortization of right-of-use assets	374	616
Interest on lease liabilities	74	94
Short-term lease	—	4
Variable lease cost	1,355	1,768
Sublease income	(2,049)	(339)
Total lease cost	$2,969	$6,094

Supplemental cash flow information related to leases was as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,269	$4,431
Operating cash flows from finance leases	74	94
Financing cash flows from finance leases	285	455
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$324	$4,836
Finance leases	28	176

Supplemental balance sheet information related to leases was as follows.

(in thousands, except lease term and discount rate)	March 31, 2020	December 31, 2019

Operating lease right-of-use assets	$83,666	$86,789
Operating lease liabilities	100,850	104,579

Finance lease right-of-use assets	$7,709	$8,084
Finance lease liabilities	8,251	8,513

Weighted Average Remaining lease term in years
Operating leases	11.84	11.87
Finance leases	15.66	15.46
Weighted Average Discount Rate
Operating leases	3.49%	3.48%
Finance leases	3.64	2.63

Maturities of lease liabilities were as follows.

	Operating Leases	Finance Leases
Year ended December 31,
2020 (excluding the three months ended March 31, 2020)	$11,021	$1,184
2021	13,626	1,294
2022	12,175	590
2023	10,637	475
2024	10,205	400
2025	9,012	420
2026 and thereafter	56,604	6,818
Total lease payments	123,280	11,181
Less imputed interest	22,430	2,930
Total	$100,850	$8,251
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

	Three Months Ended March 31,
(in thousands)	2020	2019

Beginning balance	$4,321	$(15,439)
Cumulative effect of adoption of new accounting standards	—	(2,080)	(1)
Other comprehensive income before reclassifications	13,496	9,969
Amounts reclassified from accumulated other comprehensive (loss) income	(88)	195
Net current-period other comprehensive income	13,408	10,164
Ending balance	$17,729	$(7,355)

(1) Reflects the January 1, 2019 adoption of ASU 2018-02 and ASU 2017-12.

The following table shows the impacted line items in the consolidated statements of operations from reclassifications of unrealized gain (loss) on available-for-sale securities from accumulated other comprehensive income (loss).

Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
(in thousands)	2020	2019

Gain (loss) on sale of investment securities available for sale	$112	$(247)
Income tax expense (benefit)	24	(52)
Total, net of tax	$88	$(195)

NOTE 14–REVENUE:

Our revenue streams that fall within the scope of Topic 606 are presented within noninterest income and are, in general, recognized as revenue as we satisfy our obligation to the customer. Most of the Company's contracts that fall within the scope of this guidance are contracts with customers that are cancelable by either party without penalty and are short-term in nature. These revenues include depositor and other retail and business banking fees, commission income, credit card fees and sales of other real estate owned. For the three months ended March 31, 2020 and 2019, in scope revenue streams were approximately 2.4% and 2.0% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASU 2014-09, including the disaggregation of revenue table. In-scope noninterest revenue streams are discussed below.

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

NOTE 15–RESTRUCTURING:

In 2019, we took steps to restructure our corporate operations in order to improve productivity and reduce total corporate expenses in light of a substantial reduction in the size and complexity of our Company and a lower growth plan going forward. Throughout 2019, we began executing this restructuring plan which included:

•	Simplifying the organizational structure by reducing management levels and management redundancy

•	Consolidating similar functions currently residing in multiple organizations

•	Renegotiating, where possible, our technology contracts

•	Identifying and eliminating redundant or unnecessary systems and services

•	Rationalizing staffing appropriate to recognize the significant changes in work volumes and company direction

•	Eliminating excess occupancy costs consistent with reduced personnel

The costs incurred include severance, retention, facility related charges and consulting fees. These restructuring activities and related costs will continue through 2020.

Also in 2019, in connection with the Board of Directors approved plan of exit or disposal of our stand-alone home loan-center based mortgage origination business and related mortgage servicing, the Company restructured certain aspects of its infrastructure and back office operations, which resulted in certain indirect severance and other employee related costs and impairment charges related to certain facilities and information systems. Cost directly related to the plan of exit or disposal are not included in restructuring charges, but rather are characterized as gain/loss on disposal of discontinued operations; for further information, see Note 2, Discontinued Operations.

Restructuring charges primarily consist of facility-related costs and severance costs and are included in the occupancy and the salaries and related costs line items on our consolidated statement of operations in the applicable periods for continuing operations and in the income (loss) from discontinued operations for the applicable periods for discontinued operations.

The following tables summarize the restructuring charges recognized during the three months ended March 31, 2020 and 2019 and the Company's net remaining liability balance at March 31, 2020 for both continuing and discontinued operations.

	2020				2019
At and for the three months ended March 31	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,235	$510	$159	$1,904	$1,604	$—	$—	$1,604
Transfers-In	497	707	—	1,204	—	—	—	—
Restructuring charges	580	147	488	1,215	(96)	—	128	32
Costs paid or otherwise settled	(1,072)	(1,072)	(522)	(2,666)	(101)	—	—	(101)
Ending balance	$1,240	$292	$125	$1,657	$1,407	$—	$128	$1,535

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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2019 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, and our future plans, including the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, constitute forward-looking statements.
Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and the risks and uncertainties discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A of Part II, "Risk Factors," that could cause actual results to differ significantly from those projected. In addition, many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to, and expressly disclaim any such obligation to update, or clarify any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Summary Financial Data

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019

Income statement data (for the period ended):
Net interest income	$45,434	$45,512	$47,134	$49,187	$47,557
Provision (reversal) for credit losses	14,000	(2,000)	—	—	1,500
Noninterest income	32,630	21,931	24,580	19,829	8,092
Noninterest expense	55,184	53,215	55,721	58,832	47,846
Income from continuing operations before income taxes	8,880	16,228	15,993	10,184	6,303
Income tax expense (benefit) from continuing operations	1,741	3,123	2,328	1,292	1,245
Income from continuing operations	7,139	13,105	13,665	8,892	5,058
(Loss) income from discontinued operations before income taxes	—	(3,357)	190	(16,678)	(8,440)
Income tax (benefit) expense from discontinued operations	—	(1,240)	28	(2,198)	(1,667)
(Loss) income from discontinued operations (1)	—	(2,117)	162	(14,480)	(6,773)
Net income (loss)	$7,139	$10,988	$13,827	$(5,588)	$(1,715)
Basic income (loss) per common share:
Income from continuing operations	$0.30	$0.54	$0.55	$0.32	$0.19
(Loss) income from discontinued operations	—	(0.09)	0.01	(0.54)	(0.25)
Basic income (loss) per common share	$0.30	$0.45	$0.55	$(0.22)	$(0.06)
Diluted income (loss) per common share:
Income from continuing operations	$0.30	$0.54	$0.54	$0.32	$0.19
(Loss) income from discontinued operations	—	(0.09)	0.01	(0.54)	(0.25)
Diluted income (loss) per common share	$0.30	$0.45	$0.55	$(0.22)	$(0.06)

Common shares outstanding	23,376,793	23,890,855	24,408,513	26,085,164	27,038,257
Weighted average number of shares outstanding:
Basic	23,688,930	24,233,434	24,419,793	26,619,216	27,021,507
Diluted	23,860,280	24,469,891	24,625,938	26,802,130	27,185,175
Shareholders' equity per share	$28.97	$28.45	$28.32	$27.75	$27.63
Financial position (at period end):
Cash and cash equivalents	$72,441	$57,880	$74,788	$99,602	$67,690
Investment securities	1,058,492	943,150	866,736	803,819	816,878
Loans held for sale	140,527	208,177	172,958	145,252	56,928
Loans held for investment, net	5,034,930	5,072,784	5,139,108	5,287,859	5,345,969
Loan servicing rights	80,053	97,603	90,624	94,950	95,942
Other real estate owned	1,343	1,393	1,753	1,753	838
Total assets	6,806,718	6,812,435	6,835,878	7,200,790	7,171,405
Deposits	5,257,057	5,339,959	5,804,307	5,590,893	5,178,334
Federal Home Loan Bank advances	463,590	346,590	5,590	387,590	599,590
Federal funds purchased and securities sold under agreements to repurchase	—	125,000	—	—	27,000
Other borrowings	95,000	—	—	—	—
Shareholders' equity	677,314	679,723	691,136	723,910	747,031
Financial position (averages):
Investment securities	$993,158	$892,833	$803,355	$815,287	$891,813
Loans held for investment	5,080,928	5,184,089	5,277,586	5,435,474	5,236,387
Total interest-earning assets	6,253,147	6,328,179	6,437,903	6,699,821	6,471,930
Total interest-bearing deposits	4,333,756	4,674,797	4,846,585	4,361,850	4,145,778
Federal Home Loan Bank advances	333,821	125,414	85,894	594,810	833,478
Federal funds purchased and securities sold under agreements to repurchase	134,539	53,163	6,930	73,189	47,778
Total interest-bearing liabilities	4,943,155	4,988,112	5,074,429	5,165,939	5,159,853
Shareholders' equity	691,292	701,018	693,475	741,330	750,466

Summary Financial Data (continued)

	At or for the Three Months Ended
(dollars in thousands, except share data)	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019

Financial performance, consolidated
Return on average shareholders' equity (2)	4.13%	6.27%	7.98%	(3.02)%	(0.91)%
Return on average assets	0.42	0.64	0.79	(0.31)	(0.10)
Net interest margin (3)	2.93	2.87	2.96	3.11	3.11
Efficiency ratio (4)	70.69	83.87	78.08	106.83	100.66
Asset quality:
Allowance for credit losses including unfunded commitments	$60,606	$42,837	$44,634	$44,628	$44,536
Allowance for credit losses/total loans (8)	1.14%	0.82%	0.84%	0.81%	0.80%
Allowance for credit losses/nonaccrual loans (9)	449.32%	324.80%	349.37%	435.59%	271.99%
Total nonaccrual loans (5)(6)	$12,975	$12,861	$12,433	$9,930	$15,874
Nonaccrual loans/total loans	0.25%	0.25%	0.24%	0.19%	0.29%
Other real estate owned	$1,343	$1,393	$1,753	$1,753	$838
Total nonperforming assets	$14,318	$14,254	$14,186	$11,683	$16,712
Nonperforming assets/total assets	0.21%	0.21%	0.21%	0.16%	0.23%
Net (recoveries) charge-offs	$(29)	$(203)	$(6)	$(92)	$(123)
Regulatory capital ratios for the Bank:
Tier 1 leverage capital (to average assets)	10.06%	10.56%	10.17%	9.86%	11.17%
Common equity tier 1 risk-based capital (to risk-weighted assets)	12.75	13.50	13.45	13.26	14.88
Tier 1 risk-based capital (to risk-weighted assets)	12.75	13.50	13.45	13.26	14.88
Total risk-based capital (to risk-weighted assets)	13.95	14.37	14.37	14.15	15.77
Regulatory capital ratios for the Company:
Tier 1 leverage capital (to average assets)	10.15%	10.16%	10.04%	10.12%	10.73%
Tier 1 common equity risk-based capital (to risk-weighted assets)	11.24	11.43	11.67	11.99	12.62
Tier 1 risk-based capital (to risk-weighted assets)	12.32	12.52	12.77	13.06	13.68
Total risk-based capital (to risk-weighted assets)	13.50	13.40	13.69	13.95	14.58

	At or for the Three Months Ended
(in thousands)	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019

SUPPLEMENTAL DATA:
Loans serviced for others:
Commercial	$1,661,038	$1,618,876	$1,576,714	$1,535,522	$1,521,597
Single family (7)	6,772,912	7,023,441	7,014,265	6,790,955	6,052,394
Total loans serviced for others	$8,433,950	$8,642,317	$8,590,979	$8,326,477	$7,573,991

(1)	Discontinued operations accounting was terminated effective January 1, 2020, as it was no longer material to our consolidated operations.

(2)	Net earnings available to common shareholders divided by average shareholders' equity.

(3)	Net interest income divided by total average interest-earning assets on a tax equivalent basis.

(4)	Noninterest expense divided by total revenue (pre-provision net interest income and noninterest income).

(5)	Generally, loans are placed on nonaccrual status when they are 90 or more days past due, unless payment is insured by the FHA or guaranteed by the VA.

(6)
Includes $1.4 million, $1.3 million, $1.3 million, $1.4 million and $1.7 million of nonperforming loans guaranteed by the SBA at March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

(7)	Excludes interim loan servicing from first quarter 2019 sale of single family mortgage servicing rights.

(8)	Prior to January 1, 2020 and the adoption of ASU 2016-13, this calculation represented the Allowance for Loan Losses/Total Loans.

(9)	Prior to January 1, 2020 and the adoption of ASU 2016-13, this calculation represented the Allowance for Loan Losses/Non-Accrual Loans.

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

Current Developments
The outbreak of COVID-19 has adversely impacted a broad range of industries across the region where the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic and as a result almost all public commerce and related business activities has been and continue to be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted business and other financial activity in the areas in which the Company operates. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While there has been no material impact to the Company’s employees to date, COVID-19 could potentially create widespread business continuity issues for the Company in the future.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, which was further expanded in April 2020 by $484 billion. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and health care providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations, as discussed below.
While it is not possible to know the full extent of the impacts of COVID-19 on the Company’s operations, including any additional mitigation measures that may be imposed to curtail its spread, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s net interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments. While loans should continue to accrue interest during the initial deferral period, should the economic downturn persist causing the borrowers’ financial situation to deteriorate we would potentially need to reverse interest income and could sustain credit losses on these loans. In such a scenario, interest income and provision for credit losses in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

1 DUS® is a registered trademark of Fannie Mae	70

Credit
The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with banking regulatory guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their financial situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses and record additional provision for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 pandemic are prolonged.

Goodwill Impairment Analysis

We evaluated goodwill for impairment at March 31, 2020 and based on our impairment assessment determined our goodwill assets were not impaired. COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform another goodwill impairment test and result in an impairment charge being recorded to earnings for that period.
Processes, controls and business continuity plan
The Company has implemented a business continuity plan that includes a remote working strategy and a social distancing and sanitation plan. The Company does not anticipate incurring material additional costs related to its continued deployment of the business continuity plan.  No material operational failures or internal control challenges have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraints through the implementation of its business continuity plans, but staffing remains a risk if key employees or a large number of employees were to become ill and unable to work. The Company has taken significant measures to protect its employees, such as having most work remotely from home under stay at home orders and where remote work is not viable, implemented a social distancing and sanitation plan. At May 6, 2020, all of our retail deposit branches were open and operating under the guidelines issued by Federal, state, and regional health departments
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has executed multiple assistance programs including a loan forbearance program for its lending customers that are adversely affected by the COVID-19 pandemic.  As of May 5, 2020, the Company had granted a forbearance on 393 qualifying loans with an outstanding balance of $223.0 million. The Company had 173 additional forbearance requests representing $204.0 million in outstanding balances that were in the review process. In accordance with the CARES Act and interagency guidance issued in March 2020, loans granted forbearance due to COVID-19 are not currently considered troubled debt restructurings under US GAAP.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company assisted its customers with applications for resources through the program. As of May 5, 2020, the Treasury Department advised that that all funds available under this program had been allocated. PPP loans have a two-year term and earn interest at 1%. Additionally, the Company will earn fees paid by the SBA based upon the sliding fee scale established for the PPP program. The Company believes that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of May 5, 2020, the Company has closed or approved with the SBA, 1,479 PPP loans representing $304.7 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.

As part of our capital management strategy, in 2020, we repurchased a total of 580,278 shares of our common stock at an average price of $27.57 per share. However, on March 20, 2020, due to the COVID-19 pandemic we suspended our share repurchase program to preserve our capital.
The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are uncertain and unpredictable, including new information which continues to emerge concerning the expected duration and broad impacts of the pandemic both social and economic, and current or future domestic and international actions in response to the pandemic and its effects. In addition, due to these uncertainties, we do not know if dividends will be declared in future periods.

Management's Overview of the First Quarter of 2020 Financial Performance

Results for the first quarter of 2019 reflect the impact of the adoption of a plan of exit or disposal, announced in the first quarter of 2019, with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses as discontinued operations. Discontinued operations reported in the first quarter of 2019 included our entire mortgage banking business as did all prior periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated direct revenues and direct expenses are reported as part of the Company's continuing operations beginning in the second quarter of 2019 ("Retained MB Business") and thereafter. Discontinued operations accounting was concluded as of January 1, 2020.

	At or for the Three Months Ended March 31,		Percent Change
(in thousands, except per share data and ratios)	2020	2019

Selected statement of operations data
Total net revenue (1)	$78,064	$55,649	40%
Total noninterest expense	55,184	47,846	15
Provision for credit losses	14,000	1,500	833
Income from continuing operations before income taxes	8,880	6,303	41
Income tax expense for continuing operations	1,741	1,245	40
Income from continuing operations	7,139	5,058	41
Loss from discontinued operations before income taxes	—	(8,440)	(100)
Income tax benefit from discontinued operations	—	(1,667)	(100)
Loss from discontinued operations	—	(6,773)	(100)
Net income (loss)	$7,139	$(1,715)	(516)%

Financial performance
Diluted income per share for continuing operations	$0.30	$0.19
Diluted income (loss) per share for discontinued operations	—	(0.25)
Diluted income (loss) per share	$0.30	$(0.06)
Return on average common shareholders' equity	4.13%	(0.91)%
Return on average assets	0.42%	(0.10)%
Net interest margin	2.93%	3.11%

(1)	Total net revenue is net interest income and noninterest income.

For the three months ended March 31, 2020 and 2019, the Company had net income of $7.1 million and a net loss of $1.7 million, respectively, which included both continuing and discontinued operations. The increase in net income from the three months ended March 31, 2019 primarily related to the $9.6 million, net of tax, loss on exit or disposal and restructuring charges taken in the first quarter of 2019 and an increase in gain on loan origination and sale activities related to higher commercial loan sales volume and improved margin on commercial loans. The increase is partially offset by the $14.0 million provision for credit losses.

Net income from continuing operations in the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019 primarily due to $11.3 million, after-tax, that was contributed by the Retained MB Business. In the comparative period, income and expense associated with the legacy MB Business was in discontinued operations. Excluding this impact, the improvement primarily relates to an increase in gain on loan origination and sale activities related to higher commercial loan sales volume and improved margin on commercial loans. The increase is partially offset by the $14.0 million provision for credit losses.

Regulatory Matters

Under the Basel III standards, the Company and Bank's Tier 1 leverage, common equity risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios are as follows.

	At March 31, 2020
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	10.15%	10.06%
Common equity Tier 1 capital (to risk-weighted assets)	11.24	12.75
Tier 1 risk-based capital (to risk-weighted assets)	12.32	12.75
Total risk-based capital (to risk-weighted assets)	13.50	13.95

	At December 31, 2019
	HomeStreet, Inc.	HomeStreet Bank
	Ratio	Ratio

Tier 1 leverage capital (to average assets)	10.16%	10.56%
Common equity Tier 1 capital (to risk-weighted assets)	11.43	13.50
Tier 1 risk-based capital (to risk-weighted assets)	12.52	13.50
Total risk-based capital (to risk-weighted assets)	13.40	14.37

The Company and the Bank remain above current "well-capitalized" regulatory minimums.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for Credit Losses for Loans Held for Investment

•	Fair Value of Financial Instruments and Single Family Mortgage Servicing Rights ("MSRs")

These policies and estimates are described in further detail in Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2019 Annual Report on Form 10-K and Note 1, Summary of Significant Accounting Policies within this Form 10-Q.

Results of Operations

Average Balances and Rates

Average balances, together with the total dollar amounts of interest income and expense, on a tax equivalent basis related to such balances and the weighted average rates, were as follows.

	Three Months Ended March 31,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets: (1)
Cash and cash equivalents	$41,652	$5	0.05%	$58,650	$184	1.27%
Investment securities	993,158	5,317	2.14	891,813	6,048	2.71
Loans held for sale (4)	137,409	1,367	3.98	285,080	3,344	4.69
Loans held for investment	5,080,928	57,878	4.52	5,236,387	63,034	4.82
Total interest-earning assets	6,253,147	64,567	4.10	6,471,930	72,610	4.50
Noninterest-earning assets (2)(4)	572,846			721,795
Total assets	$6,825,993			$7,193,725
Liabilities and shareholders' equity:
Deposits: (4)
Interest-bearing demand accounts	$369,439	$341	0.37%	$375,530	$375	0.41%
Savings accounts	220,150	98	0.18	240,900	150	0.25
Money market accounts	2,261,776	6,306	1.12	1,932,317	5,803	1.21
Certificate accounts	1,482,391	8,134	2.21	1,597,031	8,153	2.07
Total interest-bearing deposits (5)	4,333,756	14,879	1.38	4,145,778	14,481	1.41
Federal Home Loan Bank advances	333,821	1,310	1.55	833,478	5,614	2.69
Federal funds purchased and securities sold under agreements to repurchase	134,539	458	1.35	47,778	304	2.54
Other borrowings	15,373	78	2.03	7,339	94	5.15
Long-term debt	125,666	1,590	5.04	125,480	1,744	5.56
Total interest-bearing liabilities	4,943,155	18,315	1.48	5,159,853	22,237	1.74
Noninterest-bearing liabilities (4) (5)	1,191,546			1,283,406
Total liabilities	6,134,701			6,443,259
Shareholders' equity	691,292			750,466
Total liabilities and shareholders' equity	$6,825,993			$7,193,725
Net interest income (3)		$46,252			$50,373
Net interest spread			2.62%			2.76%
Impact of noninterest-bearing sources			0.31			0.35
Net interest margin			2.93%			3.11%

(1)	The average balances of nonaccrual assets and related income, if any, are included in their respective categories.

(2)	Includes loan balances that have been foreclosed and are now recorded in other real estate owned.

(3)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $818 thousand and $670 thousand for the three months ended March 31, 2020 and 2019, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

(4)	Includes average balances related to discontinued operations, which were impractical to remove for the periods presented. The net interest margin related to discontinued operations is immaterial.

(5)	Cost of deposits was 1.14% in both the three months ended March 31, 2020 and 2019.

Interest on Nonaccrual Loans

We do not include interest collected on nonaccrual loans in interest income. When we place a loan on nonaccrual status, we reverse the accrued but unpaid interest, which reduces interest income for the period in which the reversal occurs and we stop amortizing any net deferred fees (which are normally amortized over the life of the loan). Additionally, if interest is received on nonaccrual loans, the interest collected on the loan is recognized as an adjustment to the cost basis of the loan. The net decrease to interest income due to adjustments made for nonaccrual loans, including the effect of additional interest income that would have been recorded during the periods if the loans had been accruing, were $457 thousand and $525 thousand for the three months ended March 31, 2020 and 2019, respectively.

Net Income

Net income, which included both continuing and discontinued operations, increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in net income from the three months ended March 31, 2019 primarily related to the $9.6 million, net of tax, in loss on exit or disposal and restructuring charges taken in the first quarter of 2019 and an increase in gain on loan origination and sale activities related to higher commercial loan sales volume and improved margin on commercial loans. The increase is partially offset by the $14.0 million provision for credit losses.

Net Income from Continuing Operations

Net income from continuing operations increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to $11.3 million after-tax, that was contributed by the Retained MB Business. In the comparative period, income and expense associated with the legacy MB Business was in discontinued operations. Excluding this impact, the improvement primarily relates to an increase in gain on loan origination and sale activities related to higher commercial loan sales volume and improved margin on commercial loans. The increase is partially offset by the $14.0 million provision for credit losses.

Net Income from Discontinued Operations

We had no income from discontinued operations for the three months ended March 31, 2020 compared to a net loss of $6.8 million for the three months ended March 31, 2019 due to the conclusion of discontinued operations activity and the impact from revenues and expenses associated with the Retained MB Business, which were reflected in continuing operations beginning April 1, 2019.

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

Net interest income on a tax equivalent basis for the first quarter of 2020 was $46.3 million, a decrease of $4.1 million, or 8.2%, from the first quarter of 2019. The decrease from 2019 was primarily due to lower balances and yields on loans held for investment and loans held for sale due to lower loan origination volume resulting from the HLC business sale and higher amount of prepayments due to the reduction in market interest rates. This decrease was partially offset by a decrease in interest expense on FHLB advances due to both a reduction in these advances and a decline in rates paid on the advances.

The net interest margin on a tax equivalent basis for the first quarter of 2020 decreased to 2.93% from 3.11% for the same period in 2019. The decrease from 2019 was primarily due to the cost of funds not falling at the same rate as the yields on interest-earning assets with the substantial decline in market interest rates. The cost of interest-bearing deposits only declined 0.03% from last year primarily due to higher-rate time deposit accounts that were originated in the second and third quarters of 2019 and did not mature until the end of the first quarter of 2020 and the beginning of the second quarter of 2020. Additionally, the yield on investment securities declined 0.57% due primarily to the retrospective level yield amortization method that accelerated premium amortization on certain mortgage backed securities and collateralized mortgage obligations that resulted from the decline in market interest rates. Also, our yield on cash and cash equivalents was adversely impacted by the cash collateral that we held from our derivative counterparties as we paid interest on this cash collateral that reduced the yield on cash and cash equivalents during the quarter.

For the three months ended March 31, 2020, total average interest-earning assets decreased $218.8 million, or 3.4% from the three months ended March 31, 2019. The decrease for the three months ended March 31, 2019 is primarily due to lower loan origination volume resulting from the home loan center ("HLC') business sale and higher level of prepayments due to the reduction in market interest rates.

Total interest income of $64.6 million on a tax equivalent basis in the first quarter of 2020 decreased $8.0 million, or 11.1%, from $72.6 million in the first quarter of 2019. The decrease was primarily the result of lower average balances and yields of loans held for investment, which decreased $155.5 million, or 3.0% and from the three months ended March 31, 2019, respectively.

Total interest expense in the first quarter of 2020 decreased $3.9 million, or 17.6% from $22.2 million in the first quarter of 2019. The decrease resulted from lower FHLB advances average balances and rates.

Provision for Credit Losses

As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in the both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.

Our provision for credit losses was $14.0 million and $1.5 million in the three months ended March 31, 2020 and 2019, respectively. The $14.0 million provision for credit losses in the first quarter of 2020 was exclusively due to the forecasted impacts of the COVID-19 pandemic on our loan portfolio. As of March 31, 2020, we expect that the markets in which we operate will have some deterioration in both collateral values and the economic outlook over the two-year forecast period, with negative risk factors peaking in the first year and modestly improving in the second year.

The allowance for credit losses for loans held for investment are collectively evaluated considering eight qualitative factors (Q-Factors) for each loan pool, including changes in collateral values and economic conditions. The Q-Factors adjust the expected historical loss rates for current and forecasted conditions that are not incorporated into the historical loss information.

Management uses relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts.

In the first quarter 2020, the economic Q-Factor forecast was based on inputs from Moody’s economic scenarios released on March 27, 2020, which include COVID-19 pandemic effects. Final forecast inputs were based on Moody’s Baseline scenario. These results were compared to and consistent with results derived using forecast inputs from Moody’s Moderate Recession scenario.

Collateral Q-Factor forecast inputs were based on a combination of commercial real estate (“CRE”) forecasts provided by REIS, the Bank’s data provider for CRE market information, released on February 3, 2020 and residential real estate forecasts from Moody’s released on March 27, 2020. To determine final forecast inputs for commercial real estate collateral values, REIS’ baseline scenario was compared to two alternate COVID-19 pandemic scenarios. To determine final forecast inputs for residential real estate collateral values, Moody's baseline scenario was compared to an alternate moderate recession scenario. Final forecast inputs were based on Moody’s Baseline scenario, CRE were based on REIS' most severe pandemic scenario, and final forecast inputs for residential real estate.

Net recoveries were $29 thousand in the first quarter of 2020 compared to net recoveries of $123 thousand in the same period in 2019. Overall, the allowance for credit losses (which excludes the allowance for credit losses on unfunded commitments) was 1.14% and 0.80% of loans held for investment at March 31, 2020 and March 31, 2019, respectively.

Although our credit quality remains strong, it is still too early to determine the full impacts of the COVID-19 pandemic and additional provisions to the ACL may be necessary in future periods. For a more detailed discussion on our allowance for credit losses and related provision for credit losses, see Credit Risk Management within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income from continuing operations consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2020	2019

Noninterest income
Gain on loan origination and sale activities	$22,541	$2,607	$19,934	765%
Loan servicing income	5,607	1,043	4,564	438
Depositor and other retail banking fees	1,890	1,745	145	8
Insurance agency commissions	406	625	(219)	(35)
Gain (loss) on sale of investment securities available for sale	112	(247)	359	(145)
Other	2,074	2,319	(245)	(11)
Total noninterest income	$32,630	$8,092	$24,538	303%

The increases in noninterest income in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to $22.4 million of noninterest income contributed by the Retained MB Business. In the comparative period, noninterest income associated with the legacy MB Business was in discontinued operations. Excluding this impact, noninterest income increased largely due to an increase in net gain on loan origination and sale activities related to an increase in commercial loan sales volume and profit margin on those commercial loan sales.

The significant components of our noninterest income are described in greater detail as follows.

Gain on loan origination and sale activities consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2020	2019

Commercial	$4,710	$2,660	$2,050	77%
Single family (1)	17,831	35,435	(17,604)	(50)
Gain on loan origination and sale activities (2)	$22,541	$38,095	$(15,554)	(41)%

(1) Includes $35.5 million from discontinued operations for the three months ended March 31, 2019. There are no similar balances in the three months ended March 31, 2020 as we concluded our discontinued operations activity.
(2) Includes loans originated as held for investment.

Loans Serviced for Others

(in thousands)	At March 31, 2020	At December 31, 2019

Commercial	$1,661,038	$1,618,876
Single family	6,772,912	7,023,441
Total loans serviced for others	$8,433,950	$8,642,317

Loan servicing income consisted of the following.

	Three Months Ended March 31,
(in thousands)	2020	2019		Dollar Change	Percent Change

Commercial loan servicing income, net:
Servicing fees and other	$2,556	$2,419		$137	6%
Amortization of capitalized MSRs	(1,511)	(1,376)		(135)	10
Commercial loan servicing income	1,045	1,043		2	—

Single family servicing income, net
Servicing fees and other	4,979	14,158	(4)	(9,179)	(65)
Changes in fair value of single family MSRs due to amortization (1)	(3,494)	(8,983)		5,489	(61)
	1,485	5,175		(3,690)	(71)
Risk management, single family MSRs:
Changes in fair value of MSR due to changes in model inputs and/or assumptions (2)	(16,844)	(4,498)	(3) (4)	(12,346)	274
Net gain (loss) from derivatives economically hedging MSR	19,921	3,683		16,238	441
	3,077	(815)		3,892	(478)
Single Family servicing income	4,562	4,360		202	5
Total loan servicing income	$5,607	$5,403	(5)	$204	4%

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax income of $774 thousand, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended March 31, 2019.

(4)	Reclassified $780 thousand between these line items as compared to prior year disclosures.

(5)	Includes both continuing and discontinued operations.

The decrease in loans serviced for others was primarily due to loan payoffs. Mortgage servicing fees collected in the three months ended March 31, 2020 decreased compared to the same period in 2019 was primarily due to the sales of mortgage servicing rights in March 2019. Our loans serviced for others portfolio was $8.43 billion at March 31, 2020 compared to $8.64 billion at December 31, 2019 and $7.57 billion at March 31, 2019.

The increase in loan servicing income for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to positive single family MSR risk management results. Participants in the primary mortgage market, HomeStreet included, have responded to both capacity constraints created by the large volume surge and market uncertainty by substantially increasing gain on sale margins through price increases. This shift in mortgage industry pricing resulted in primary mortgage rates not declining to the same extent as secondary mortgage rates during the quarter, driving the positive variance between the change in fair value of our MSRs and its related hedges. The increase in loan servicing income, was partially offset by a decrease in single family servicing income primarily due to the sale of single family mortgages serviced for others with aggregate unpaid principal balance ("UPB") of $14.26 billion in late March 2019.

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

Depositor and other retail banking fees for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019 primarily due to an increase in the collection of fees.

The following table presents the composition of depositor and other retail banking fees for the periods indicated.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2020	2019

Fees:
Monthly maintenance and deposit-related fees	$842	$689	$153	22%
Debit Card/ATM fees	987	997	(10)	(1)
Other fees	61	64	(3)	(5)
Total depositor and other retail banking fees	$1,890	$1,750	$140	8%

Noninterest Expense

Noninterest expense from continuing operations consisted of the following.

	Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands)	2020	2019

Noninterest expense
Salaries and related costs	$32,043	$25,279	$6,764	27%
General and administrative	7,966	8,182	(216)	(3)
Amortization of core deposit intangibles	345	333	12	4
Legal	610	(204)	814	(399)
Consulting	934	1,408	(474)	(34)
Federal Deposit Insurance Corporation assessments	771	821	(50)	(6)
Occupancy	5,521	4,968	553	11
Information services	6,942	7,088	(146)	(2)
Net cost (benefit) of operation and sale of other real estate owned	52	(29)	81	(279)
Total noninterest expense	$55,184	$47,846	$7,338	15%

The increase in noninterest expense in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to $9.4 million of expenses contributed by the Retained MB Business. In the comparative period, noninterest expense associated with the legacy MB Business was in discontinued operations. Excluding this contribution, noninterest expense decreased primarily due to savings related to reduced headcount and our cost saving initiatives.

Income Tax Expense

Our effective income tax rate of 19.6% for the first quarter of 2020, differed from the Federal blended state statutory tax rate of 23.7% primarily due to the benefit we received from tax-exempt interest income, excess tax benefit from share-based compensation, and bank-owned life insurance (“BOLI”).

Review of Financial Condition - Comparison of March 31, 2020 to December 31, 2019

Total assets were $6.81 billion at March 31, 2020 compared to $6.81 billion at December 31, 2019, a decrease of $5.7 million, or 0.1%.

Cash and cash equivalents were $72.4 million at March 31, 2020 compared to $57.9 million at December 31, 2019, an increase of $14.6 million, or 25.2%.

Investment securities were $1.06 billion at March 31, 2020 compared to $943.2 million at December 31, 2019, an increase of $115.3 million, or 12.2%.

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the majority of these securities as available for sale. We designated securities having a carrying value of $4.3 million at March 31, 2020 as held to maturity.

The following table details the composition of our investment securities available for sale by dollar amount and as a percentage of the total available for sale securities portfolio.

	At March 31, 2020		At December 31, 2019
(in thousands)	Fair Value	Percent	Fair Value	Percent

Investment securities available for sale:
Mortgage-backed securities:
Residential	$84,746	8%	$91,695	10%
Commercial	43,918	4	38,025	4
Collateralized mortgage obligations:
Residential	294,153	28	291,618	31
Commercial	160,770	15	156,154	17
Municipal bonds	452,633	43	341,318	36
Corporate debt securities	16,611	2	18,661	2
U.S. Treasury securities	1,314	—	1,307	—
Total investment securities available for sale	$1,054,145	100%	$938,778	100%

Loans held for sale were $140.5 million at March 31, 2020 compared to $208.2 million at December 31, 2019, a decrease of $67.7 million, or 32.5%. Loans held for sale include single family residential and multifamily loans, typically sold within 30 days of origination or transfer to held for sale. The decrease in the loans held for sale balance was primarily due to a reduction of CRE loans in the pipeline compared to the prior period.

The following table details the composition of our loans held for investment, net portfolio by dollar amount and as a percentage of our total loan portfolio.

	At March 31, 2020		December 31, 2019 (2)
(in thousands)	Amount	Percent	Amount	Percent

Consumer loans:
Single family (1)	$988,967	20%	$1,072,706	21%
Home equity and other	525,544	10	553,376	10
Total consumer loans	1,514,511	30	1,626,082	31
Commercial real estate loans:
Non-owner occupied commercial real estate	872,173	17	895,546	18
Multifamily	1,167,242	23	999,140	20
Construction/land development	626,969	12	701,762	14
Total commercial real estate loans	2,666,384	52	2,596,448	52
Commercial and industrial loans:
Owner occupied commercial real estate	473,338	9	477,316	9
Commercial business	438,996	9	414,710	8
Total commercial and industrial loans	912,334	18	892,026	17
Loans held for investment	5,093,229	100%	5,114,556	100%
Allowance for credit losses	(58,299)		(41,772)
Total loans held for investment	$5,034,930		$5,072,784

(1)
Includes $4.9 million and $3.5 million at March 31, 2020 and December 31, 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated statements of operations.

(2)	Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

Loans held for investment, net decreased $37.9 million, or 0.7%, from December 31, 2019. During the quarter, new commitments totaled $594.4 million and included $39.4 million of consumer loans, $36.6 million of non-owner occupied commercial real estate loans, $274.2 million of multifamily permanent loans, $58.3 million of commercial and industrial loans and $185.9 million of construction loans. New commitments for construction loans included $116.5 million in residential construction and $41.9 million in single family custom home construction.

Mortgage servicing rights were $80.1 million at March 31, 2020 compared to $97.6 million at December 31, 2019, a decrease of $17.6 million, or 18.0%. The decrease primarily relates to a decline in the fair value of single family MSRs related to a decline in interest rates.

Federal Home Loan Bank stock was $26.8 million at March 31, 2020 compared to $22.4 million at December 31, 2019, an increase of $4.4 million, or 19.6% due to higher outstanding advances.. FHLB stock is carried at par value and can only be purchased or redeemed at par value in transactions between the FHLB and its member institutions. Cash dividends received on FHLB stock are reported in other income when declared.

Other assets were $197.6 million at March 31, 2020, compared to $180.1 million at December 31, 2019, an increase of $17.5 million, or 9.7%.

Deposit balances were as follows for the periods indicated:

(in thousands)	At March 31, 2020		At December 31, 2019
	Amount	Percent	Amount	Percent

Noninterest-bearing accounts - checking and savings	$768,776	15%	$704,743	13%
Interest-bearing transaction and savings deposits:
NOW accounts	420,606	8	373,832	7
Statement savings accounts due on demand	222,821	4	219,182	4
Money market accounts due on demand	2,299,442	44	2,224,494	42
Total interest-bearing transaction and savings deposits	2,942,869	56	2,817,508	53
Total transaction and savings deposits	3,711,645	71	3,522,251	66
Certificates of deposit	1,297,924	24	1,614,533	30
Noninterest-bearing accounts - other	247,488	5	203,175	4
Total deposits	$5,257,057	100%	$5,339,959	100%

Deposits at March 31, 2020 decreased $82.9 million, or 1.6%, from December 31, 2019. The decrease in deposits from December 31, 2019 was primarily driven by a decrease in the amount of certain high-rate brokered deposits and the maturity of promotional certificate of deposits that we previously issued to fund the transfer of servicing related deposits in 2019. The decrease was offset by increases of $72.6 million, or 4.5%, and $117.5 million, or 6.1%, of business and consumer core deposits - checking, savings and money market deposits, respectively. Consumer deposit growth can be sensitive to changes in interest rates, therefore, the Company continues to actively monitor the adequacy of its offered deposit rates.

The aggregate amount of time deposits in denominations of more than $250 thousand at March 31, 2020 and December 31, 2019 was $157.9 million and $222.9 million, respectively. There were $196.4 million and $266.5 million of brokered deposits at March 31, 2020 and December 31, 2019, respectively.

Federal Home Loan Bank advances, one of our core borrowing sources, were $463.6 million at March 31, 2020 compared to $346.6 million at December 31, 2019. The increase in advances was largely due to a decrease in brokered deposits as well as other deposits and reduction in federal funds purchased.

Shareholders' Equity

Shareholders' equity was $677.3 million at March 31, 2020 compared to $679.7 million at December 31, 2019. This decrease was primarily related to share repurchases of $16.7 million, adoption of CECL of $3.7 million, dividends declared and paid of $3.6 million during the three months ended March 31, 2020, partially offset by other comprehensive income of $13.4 million and net income of $7.1 million. Other comprehensive income (loss) represents unrealized gains and losses, net of tax in the valuation of our available for sale investment securities portfolio at March 31, 2020.

Shareholders' equity, on a per share basis, was $28.97 per share at March 31, 2020, compared to $28.45 per share at December 31, 2019.

Return on Equity and Assets

The following table presents certain information regarding our returns on average equity and average total assets.

	At or For the Three Months Ended March 31,
	2020	2019

Return on assets (1)(4)	0.42%	(0.10)%
Return on equity (2)(4)	4.13	(0.91)
Equity to assets ratio (3)	10.13	10.43

(1)	Net income divided by average total assets.

(2)	Net income divided by average common shareholders' equity.

(3)	Average equity divided by average total assets.

(4)	Net income includes both continuing and discontinued operations for the three months ended March 31, 2019.

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

For more information on off-balance sheet arrangements, including derivative counterparty credit risk, see the Off-Balance Sheet Arrangements and Commitments, Guarantees and Contingencies discussions within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K, as well as Note 14, Commitments, Guarantees and Contingencies in our 2019 Annual Report on Form 10-K and Note 8, Commitments, Guarantees and Contingencies in this Quarterly Report on Form 10-Q.

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
In March 2020 as the COVID 19 pandemic challenges began to unfold in earnest, management updated its enterprise wide risk assessment and risk monitoring reporting to overlay identified COVID-19 specific risks and mitigations to inform the Board and other constituents.  The Board and its various committees, specifically the Executive Committee, the Enterprise Risk Management Committee and the Credit Committee, are actively engaged in oversight of the heightened risks stemming from the pandemic, the mitigations put in place by management and to keep apprised of the status through regularly scheduled meetings and special meetings.  The management-level Executive Committee initiated daily meetings in March to be briefed by the Crisis Management Team, to discuss risks on a real time basis and to oversee the rollout and implementation of federal programs such as the CARES Act and regulatory guidance related to the COVID-19 pandemic.  These daily meetings will continue until no longer deemed necessary.  Management level reporting is continuing to evolve and is being kept current on a daily, weekly and monthly basis.

For more information on how we manage these business, financial and other risks, see the discussion in "Enterprise Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Credit Risk Management

The following discussion highlights developments since December 31, 2019 and should be read in conjunction with the "Credit Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Asset Quality and Nonperforming Assets

Credit quality remained strong with nonperforming assets remaining low at $14.3 million, or 0.21% of total assets, at March 31, 2020, compared to $14.3 million, or 0.21% of total assets, at December 31, 2019.

Nonaccrual loans were $13.0 million, or 0.25% of total loans, at March 31, 2020, an increase of $114 thousand, or 0.9%, from $12.9 million, or 0.25% of total loans, at December 31, 2019. Delinquency rates (excluding FHA/VA insured and guaranteed portion of SBA loans) were 0.28% at March 31, 2020 compared to 0.31% at December 31, 2019; the decrease was primarily related to lower consumer loan delinquencies.

Net recoveries for the three months ended March 31, 2020 were $29 thousand compared to net recoveries of $123 thousand for the three months ended March 31, 2019.

At March 31, 2020, our loans held for investment portfolio, net of the allowance for credit losses, was $5.03 billion, a decrease of $37.9 million from December 31, 2019. The allowance for credit losses was $58.3 million, or 1.14% of loans held for investment, compared to $41.8 million, or 0.82% of loans held for investment, at December 31, 2019.

We recorded a provision for credit losses of $14.0 million for the three months ended March 31, 2020 compared to a provision for credit losses of $1.5 million for the three months ended March 31, 2019, respectively. Management considers the current level of the allowance for loan losses to be appropriate to cover estimated lifetime losses inherent within our loans held for investment portfolio.

For information regarding the activity on our allowance for credit losses, which includes the reserves for unfunded commitments, see Part I, Item 1 Notes to Interim Consolidated Financial Statements—Note 4, Loans and Credit Quality, of this Quarterly Report on Form 10-Q.

The allowance for credit losses represents management's estimate of the expected lifetime credit losses inherent within our loan portfolio. For further discussion related to credit policies and estimates see Adoption of New Accounting Standards -
Allowance for Credit Losses" within Note 1, Summary of Significant Accounting Policies and Note 4, Loans and Credit Quality of this Quarterly Report on Form 10-Q and "Critical Accounting Policies and Estimates - Allowance for Credit Losses for Loans Held for Investment" and within Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

The following table presents the allowance for credit losses, including reserves for unfunded commitments, by loan sub class.

	At March 31, 2020
(in thousands)	Amount(1)	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$8,587	14%	20%
Home equity and other	12,891	21	10
Total consumer loans	21,478	35	30
Commercial real estate loans
Non-owner occupied commercial real estate	9,027	15	17
Multifamily	4,275	7	23
Construction/land development
Multifamily construction	3,658	6	3
Commercial real estate construction	396	1	1
Single family construction	7,352	12	5
Single family construction to permanent	1,985	3	3
Total commercial real estate loans	26,693	44	52
Commercial and industrial loans
Owner occupied commercial real estate	4,166	7	9
Commercial business	8,269	14	9
Total commercial and industrial loans	12,435	21	18
Total allowance for credit losses including unfunded commitments	$60,606	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

	At December 31, 2019
(in thousands)	Amount(1)	Percent of Allowance to Total Allowance	Loan Category as a % of Total Loans

Consumer loans
Single family	$6,450	15%	21%
Home equity and other	6,843	16	10
Total consumer loans	13,293	31	31
Commercial real estate loans
Non-owner occupied commercial real estate	7,249	17	18
Multifamily	7,015	17	20
Construction land development	8,679	20	14
Total commercial real estate loans	22,943	54	52
Commercial and industrial loans
Owner occupied commercial real estate	3,640	8	9
Commercial business	2,961	7	8
Total commercial and industrial loans	6,601	15	17
Total allowance for credit losses	$42,837	100%	100%

(1)	Excludes loans held for investment balances that are carried at fair value.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At March 31, 2020
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$57,504	$1,251	$58,755
Home equity and other	786	19	805
	58,290	1,270	59,560
Commercial and industrial loans
Owner occupied commercial real estate	—	678	678
Commercial business	46	1,342	1,388
	46	2,020	2,066
	$58,336	$3,290	$61,626

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $47.1 million at March 31, 2020.

	At December 31, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$59,809	$1,694	$61,503
Home equity and other	853	9	862
	60,662	1,703	62,365
Commercial and industrial loans
Commercial business	48	222	270
	48	222	270
	$60,710	$1,925	$62,635
(1) Includes loan balances insured by the FHA or guaranteed by the VA of $48.9 million at December 31, 2019.

The Company had 300 loan relationships classified as TDRs totaling $61.6 million at March 31, 2020 with no related unfunded commitments. The Company had 305 loan relationships classified as TDRs totaling $62.6 million at December 31, 2019 with no related unfunded commitments. TDR loans within the loans held for investment portfolio and the related reserves are included in the allowance for credit losses tables above.

The CARES Act provides temporary relief from the accounting requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not experiencing financial difficulty if they meet the following qualifying criteria:

•	The modification is in response to the National Emergency;

•	The borrower was current at the time the modification program was implemented; and

•	The modification is short-term

We have elected to apply temporary relief under Section 4013 of the CARES Act to certain eligible short-term modifications and therefore will not treat qualifying loan modifications as TDRs for accounting or disclosure purposes. Additionally, eligible short-term loan modifications subject to the practical expedient in the interagency guidance will also not be treated as TDRs for accounting or disclosure purposes if they qualify.  Based on this, we do not expect the volume of TDRs to increase in the near term. However, there is a possibility that in the long run a meaningful number of the loans in our portfolio may ultimately be accounted for as a TDR in accordance with ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, or migrate to an adverse risk rating because of lingering impacts of an economic recession.

In addition, the regulatory agencies have also provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status.

The Bank will exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that are affected by COVID-19. The Bank also will not designate loans with deferrals granted due to COVID-19 as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs we are offering as a result of the COVID-19 pandemic, we expect that borrowers granted relief under these programs will generally not be reported as nonaccrual. However, we are currently evaluating our policy for interest income recognition for loans that receive forbearance or deferral as a result of a hardship related to COVID-19.

Since the start of the COVID-19 crisis we have received requests for loan payment forbearance from our borrowers. We evaluate each request to determine current need. We are evaluating all loan modifications executed for eligibility under Section 4013 of the CARES Act and other interagency guidance. As of May 5, 2020 we have received the following forbearance requests.

	Requests				Granted
(dollars in thousands)	Number of loans	Amount	As a % of loan category		Number of loans	Amount	As a % of loan category
Single family	230	$88,742	6%		230	$88,742	6%
Commercial real estate	18	98,583	4		—	—	—
Residential construction	11	10,254	2	(1)	—	—	—
Commercial and industrial	307	229,408	25	(1)	163	134,223	15
Total loans	566	$426,987	8%		393	$222,965	4%
(1) We have made Paycheck Protection Program loans for a portion of these loans, therefore forbearance may not be needed.

Delinquent loans and other real estate owned by loan type consisted of the following.

	At March 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	90 Days or More Past Due and Accruing		Total Past Due Loans	Other Real Estate Owned

Consumer loans
Single family	$5,872	$2,501	$5,489	$20,845	(1)	$34,707	$1,343
Home equity and other	1,210	274	1,253	—		2,737	—
	7,082	2,775	6,742	20,845		37,444	1,343
	—	—	—	—		—	—
Commercial and industrial loans
Owner-occupied commercial real estate	—	—	3,050	—		3,050	—
Commercial business	—	—	3,183	—		3,183	—
	—	—	6,233	—		6,233	—
Total	$7,082	$2,775	$12,975	$20,845		$43,677	$1,343

(1)
FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss. At March 31, 2020, these past due loans totaled $20.8 million.

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

Loan Underwriting Standards

Our underwriting standards for single family and home equity loans require evaluating and understanding a borrower's credit, collateral and ability to repay the loan. Credit is determined based on how well a borrower manages current and prior debts as documented by a credit report that provides credit scores and current and past information about the borrower's credit history. Collateral is based on the type and use of property, occupancy and market value, largely determined by property appraisals or evaluations in accordance with our appraisal policy. A borrower's ability to repay the loan is based on several factors, including employment, income, current debt, assets and level of equity in the property. We also consider loan-to-property value, a debt-to-income ratios, amount of liquid financial reserves, loan amount and lien position in assessing whether to originate a loan. Single family and home equity borrowers are particularly susceptible to downturns in economic trends that negatively affect housing prices, demand and levels of unemployment.

For commercial, multifamily and construction loans, we consider the same factors with regard to the borrower and the guarantors. In addition, we evaluate liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior known experience with the borrower. We use this information to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

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

Our underwriting guidelines for commercial real estate construction loans generally require that the loan-to-value ratio not exceed 75% and the stabilized debt coverage ratio attain a 1.25 or better.

Our underwriting guidelines for multifamily residential construction loans generally require that the loan-to-value ratio not exceed 80% and the stabilized debt coverage ratio attain a 1.20 or better.

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

HomeStreet, Inc.

The main source of liquidity for HomeStreet, Inc. is proceeds from dividends from the Bank and HSC. HomeStreet, Inc. has raised capital through the issuance of common stock, senior debt and trust preferred securities. In March 2020 we canceled our $30.0 million line of credit and at March 31, 2020 we did not have an outstanding balance on this line of credit.

Historically, the main cash outflows have been distributions to shareholders, interest and principal payments to creditors and payments of operating expenses. HomeStreet, Inc.'s ability to pay dividends to shareholders depends substantially on dividends received from the Bank. In January 2020, Our Board of Directors adopted a dividend policy for the consideration of regular quarterly cash dividends on shares of HomeStreet, Inc. common stock and declared a quarterly dividend for the first quarter of

2020 at $0.15 per share, and was paid on February 21, 2020 to shareholders of record as of the close of market on February 5, 2020. In April 2020, our Board of Directors declared a quarterly dividend for the second quarter of 2020 of $0.15 per share to be paid on May 20, 2020 to shareholders of record as of the close of market on May 4, 2020.

In the first quarter of 2020, HomeStreet, Inc. approved two stock repurchase programs of up to $25.0 million and $10.0 million of our common stock. The Bank declared a dividend payable to HomeStreet, Inc. of $35.0 million as the primary source of liquidity to fund repurchases under this program, although repurchases may be funded from one or a combination of existing cash balances, free cash flow and other available liquidity sources. On March 20, 2020 we suspended our $25 million stock repurchase program with $17.1 million in authorized purchases remaining, and withdrew the subsequent $10 million additional repurchase authorization.

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

HomeStreet Bank

The Bank's primary sources of funds include deposits, advances from the FHLBs, repayments and prepayments of loans, proceeds from the sale of loans and investment securities, interest from our loans and investment securities and capital contributions from HomeStreet, Inc. We have also raised short-term funds through the sale of securities under agreements to repurchase and federal funds purchased. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit inflows and outflows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Bank uses the primary liquidity ratio as a measure of liquidity. The primary liquidity ratio is defined as net cash, short-term investments and other marketable assets as a percent of net deposits and short-term borrowings. At March 31, 2020, our primary liquidity ratio was 19.1% compared to 18.7% at December 31, 2019.

At March 31, 2020 and December 31, 2019, the Bank had available borrowing capacity of $748.3 million and $943.3 million, respectively, from the FHLB, and $245.4 million and $267.1 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the three months ended March 31, 2020, cash, cash equivalents and restricted cash increased by $14.6 million compared to an increase of $9.1 million for the three months ended March 31, 2019. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the three months ended March 31, 2020, net cash of $14.0 million was used in operating activities, primarily from cash used to fund loans held for sale production exceeding cash proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the three months ended March 31, 2019, net cash of $12.2 million was used in operating activities primarily from the recognition of deferred taxes from the sale of mortgage servicing rights and the net fair value adjustment and gain on sale of loans held for sale partially offset by cash proceeds from the sale of loans exceeding cash used to fund loans held for sale production.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the three months ended March 31, 2020, net cash of $49.0 million was provided by investing activities, primarily due to $244.7 million of proceeds from sale of loans originated as held for investment, $33.8 million proceeds from the sale of investment securities and $34.6 million from principal repayments and maturities of investment securities, partially offset by $166.5 million purchase of investment securities and $98.0 million of cash used for the origination of portfolio loans net of principal repayments. For the three months ended March 31, 2019, net cash of $62.4 million was provided by investing activities, primarily due to $166.3 million in proceeds from the sale of mortgage servicing rights, $148.6 million proceeds from sale of loans originated as held for investment and $95.0 million proceeds from the sale of investment securities, partially offset by $337.2 million of cash used for the origination of portfolio loans net of principal repayments.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from FHLB advances. For the three months ended March 31, 2020, net cash of $20.4 million was used in financing activities, primarily due to $117.0 million net repayments of FHLB advances, a $82.9 million reduction in deposits and $16.5 million from common stock repurchases. For the three months ended March 31, 2019, net cash of $41.0 million was used in financing activities, primarily due to $333.0 million net repayments from FHLB advances, partially offset by $271.5 million of growth in deposits.

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

The capital adequacy requirements are quantitative measures established by regulation that require HomeStreet, Inc. and HomeStreet Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires HomeStreet Inc. to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Total Capital, Tier 1 Capital, and Common Equity Tier 1 Capital to risk-weighted assets as well as Tier 1 Leverage Capital to average assets. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. (See Item 1, “Business-Regulation,” and Note 4, Regulatory Capital Requirements of the Notes to the Consolidated Financial Statements included in the 2019 Form 10-K for additional information regarding regulatory capital requirements for HomeStreet Inc. and HomeStreet Bank).

At March 31, 2020, our capital conservation buffers for the Company and the Bank were 5.50% and 5.95%, respectively.

At March 31, 2020, the Company and the Bank's capital ratios exceeded all regulatory requirements and continued to meet the regulatory capital category of "well capitalized" as defined by the FDIC's prompt corrective action rules.

The following tables present regulatory capital information for HomeStreet, Inc. and HomeStreet Bank.

	At March 31, 2020
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$671,528	10.06%	$267,050	4.0%	$333,812	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	671,528	12.75	237,045	4.5	342,398	6.5
Tier 1 risk-based capital (to risk-weighted assets)	671,528	12.75	316,060	6.0	421,413	8.0
Total risk-based capital (to risk-weighted assets)	734,616	13.95	421,413	8.0	526,767	10.0

	At March 31, 2020
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$685,710	10.15%	$270,279	4.0%	$337,849	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	625,710	11.24	250,553	4.5	361,911	6.5
Tier 1 risk-based capital (to risk-weighted assets)	685,710	12.32	334,071	6.0	445,428	8.0
Total risk-based capital (to risk-weighted assets)	751,720	13.50	445,428	8.0	556,786	10.0

	At December 31, 2019
HomeStreet Bank	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	712,596	13.50	237,451	4.5	342,985	6.5
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50	316,602	6.0	422,136	8.0
Total risk-based capital (to risk-weighted assets)	758,303	14.37	422,136	8.0	527,669	10.0

	At December 31, 2019
HomeStreet, Inc.	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized" Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	$340,316	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	631,323	11.43	248,523	4.5	358,977	6.5
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52	331,364	6.0	441,818	8.0
Total risk-based capital (to risk-weighted assets)	739,812	13.40	441,818	8.0	552,273	10.0

Accounting Developments

See the Notes to Interim Consolidated Financial Statements—Note 1, Summary of Significant Accounting Policies, for a discussion of Accounting Developments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The following discussion highlights developments since December 31, 2019 and should be read in conjunction with the Market Risk Management discussion within Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report on Form 10-K. Since December 31, 2019, there have been no material changes in the types of risk management instruments we use or in our hedging strategies.

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

The following table presents sensitivity gaps for these different intervals.

	March 31, 2020
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$72,441	$—	$—	$—	$—	$—	$—	$72,441
FHLB Stock	—	—	—	—	—	26,795	—	26,795
Investment securities (1)	134,497	61,026	67,382	147,287	116,211	532,089	—	1,058,492
Mortgage loans held for sale (3)	140,527	—	—	—	—	—	—	140,527
Loans held for investment	1,345,532	372,839	550,194	1,149,605	988,801	686,258	—	5,093,229
Total interest-earning assets	1,692,997	433,865	617,576	1,296,892	1,105,012	1,245,142	—	6,391,484
Non-interest-earning assets	—	—	—	—	—	—	415,234	415,234
Total assets	$1,692,997	$433,865	$617,576	$1,296,892	$1,105,012	$1,245,142	$415,234	$6,806,718
Interest-bearing liabilities:
NOW accounts (2)	$420,606	$—	$—	$—	$—	$—	$—	$420,606
Statement savings accounts (2)	222,821	—	—	—	—	—	—	222,821
Money market accounts (2)	2,299,442	—	—	—	—	—	—	2,299,442
Certificates of deposit	309,819	298,972	432,169	232,139	24,800	25	—	1,297,924
FHLB advances	458,000	—	—	—	—	5,590	—	463,590
Other borrowings	95,000	—	—	—	—	—	—	95,000
Long-term debt (3)	60,697	—	—	—	—	65,000	—	125,697
Total interest-bearing liabilities	3,866,385	298,972	432,169	232,139	24,800	70,615	—	4,925,080
Non-interest bearing liabilities	—	—	—	—	—	—	1,204,324	1,204,324
Equity	—	—	—	—	—	—	677,314	677,314
Total liabilities and shareholders' equity	$3,866,385	$298,972	$432,169	$232,139	$24,800	$70,615	$1,881,638	$6,806,718
Interest sensitivity gap	$(2,173,388)	$134,893	$185,407	$1,064,753	$1,080,212	$1,174,527
Cumulative interest sensitivity gap	$(2,173,388)	$(2,038,495)	$(1,853,088)	$(788,335)	$291,877	$1,466,404
Cumulative interest sensitivity gap as a percentage of total assets	(32)%	(30)%	(27)%	(12)%	4%	22%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	44%	51%	60%	84%	106%	130%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity or our expected sale date.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of March 31, 2020 and December 31, 2019 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	March 31, 2020		December 31, 2019
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	2.5%	(10.2)%	1.0%	(11.6)%
+100	1.3	(4.1)	0.6	(5.4)
-100	(2.5)	2.8	(0.9)	4.1
-200	(3.6)	1.4	(2.4)	6.5

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

At March 31, 2020, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. The changes in interest rate sensitivity between December 31, 2019 and March 31, 2020 reflected the impact of lower market interest rates, a flatter and inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Operations

Our business and our customers are negatively impacted by the COVID-19 pandemic, and we cannot predict the overall cost or duration of these impacts on our business or the economy as a whole.

In January 2020, the first identified U.S. case of COVID-19, the disease caused by the novel corona virus, was identified in the Puget Sound area of Washington state, where we are headquartered. Beginning in early March, social distancing measures and stay-home orders were initiated in all of our markets, and on March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. As a result of both consumer responses to the pandemic and government-imposed stay-home or shelter in place orders, many businesses have suffered extreme financial hardship, especially those in the travel, energy, hotel, food and beverage service and retail industries. Unemployment has soared both nationally and in the markets where we operate. In addition, in some states, including Washington State, construction projects were put on hold during the initial phase of these stay-home orders, and as of the beginning of May, Washington state has only authorized existing construction projects to resume. While some governmental programs have provided assistance to smaller businesses that have been especially hard hit, including the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”), these programs were intended to be of a fairly short duration, covering short-term payroll, real estate and utility costs.

While officials in the states where our markets are located are beginning to announce their intent to gradually lift the stay-home orders, in all likelihood restrictions on social interactions will remain in place for some time to come, and even once these orders are lifted, consumers may not be willing to engage in social activities such as dining out, travel, and retail shopping for some time to come, either because of fears of renewed outbreaks or because of economic hardship from, among other factors, the record levels of unemployment being experienced at this time. As a result, we anticipate that the recession triggered in part by this pandemic may persist for some time, and the overall depth and duration of this recession cannot be dimensioned at this time. This recession will affect certain of our depositors and borrowers more than others but is expected to have impacts to our credit quality, risk management results, and financial statements generally. Specific risks related to this outbreak and the resulting economic crisis are identified throughout our risk factors, but we caution that because the scope and impact of the pandemic, the response to the pandemic and the economic crisis related to the pandemic are largely unknowable at this time, the overall effect on our business and our customers cannot yet be determined.

The impacts of the COVID-19 pandemic on our customers may have a significant adverse impact on their ability to meet loan obligations and may also decrease demands for future loans.

While certain initiatives such as increased unemployment benefits and PPP loan forgiveness may mitigate some of the negative financial consequences of the economic shut down due to the COVID-19 pandemic, we still expect significant economic consequences for many of our customers. As a result, some of our customers may be unable to meet their debt obligations to us in a timely manner, or at all, and we are experiencing a meaningful increase in requests from customers for forbearances on loans. Current laws and concomitant regulatory guidance confirm that financial institutions may evaluate loans for eligibility under Section 4103 of the CARES Act or ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. Modifications eligible under Section 4013 or in which an institution elects not to apply Section 4103 do not automatically result in troubled debt restructuring, or TDRs. Specifically, financial institutions may presume that borrowers are not experiencing financial difficulties at the time of a modification for purposes of determining if a loan is a TDR if the loan modification is in response to the COVID-19 pandemic, the borrower was current at the time the modification plan was implemented, and the modification is short-term. Further, COVID-19 pandemic related loan modifications will not automatically result in an adverse risk rating. However, there is a possibility that in the long run a meaningful number of the loans in our portfolio may ultimately need additional forbearance or significant modification and be accounted for as a TDR in accordance with ASC Subtopic 310-40, or migrate to an adverse risk rating, because of lingering impacts of an economic recession. As a result, our financial statements and report of operations, when judged against pre-COVID-19 pandemic standards, may not adequately reflect the credit quality of our loans held in our portfolio in the short term, which may in turn result in a significant migration of loans to a lower tier of loan quality in the future when this prohibition on downgrading is lifted. As a result, we expect a more significant negative impact on our earnings and results of operations may occur in future quarters for developments that have occurred in this quarter.

Our allowance for credit losses may not be adequate and we may need to increase our provision in future quarters.

We have substantially increased our allowance for credit loss in response to the negative economic impacts of the COVID-19 pandemic. We consider certain qualitative factors for each loan pool, including changes in collateral values and economic conditions, to adjust the expected historic loss rates for current and forecasted conditions that are not incorporated into the historical loss information. For the first quarter of 2020, we used forecast scenarios from Moody’s and REIS that include their modeling for COVID-19 pandemic effects. However, we cannot be sure that the amount by which we have increased our allowance for credit losses will be adequate or that additional increases to the allowance for credit loss will not be needed in subsequent periods. The lack of information regarding when orders requiring the closure of non-essential parts of our economy will be lifted, how they will be lifted, the potential for future outbreaks of infections that may require additional closures of the economy and the long lasting impacts of the pandemic on the economy generally, the actual credit performance of our loan portfolio as compared to the modeled estimation, as well as on consumer behavior in the near term and the long run, make it hard to accurately model the total expected impact to the credit quality of our loan portfolio. While our provisioning incorporates past events, current conditions, and reasonable and supportable forecasts regarding the expected economic impact, the actual impact is unknowable, and a failure to make adequate provision may result in future losses above our expected losses, which would have a negative impact on our capital position, liquidity, financial position and results of operations.

As a participating lender in the SBA PPP loans, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program, or PPP, which the Bank is participating in as a lender. Under the initial phase of the PPP, small businesses and other entities and individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The SBA opened its systems for processing of PPP loans on April 3, 2020; however, there was and continues to be significant ambiguity in the laws, rules and guidance regarding the operation of the PPP, including the order in which loans were processed and which customers were eligible to participate. These ambiguities expose the Company to risks relating to noncompliance with the PPP. Furthermore, the initial funding for the PPP was fully allocated by April 16, 2020, and while the federal government authorized an additional $310 billion in PPP funding on April 24, 2020, to be disbursed beginning on April 27, the additional authorization came with additional guidance and limitations and eligibility criteria that further increased the ambiguity and risk of liability for the Company and the Bank. Moreover, the SBA system was unable to handle the volume of loan submissions throughout the process, further complicating the process and creating additional dissatisfaction from customers whose loans may have been delayed as a result.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. Class action lawsuits have also been filed in some states against certain lenders alleging that those institutions inappropriately prioritized larger loans for processing in order to maximize agency fees. If any such litigation is filed which names the Company or the Bank as a defendant and which is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank may also have unplanned credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, documented, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, deny forgiveness of the forgivable part of the PPP loan, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

A change in the practices of the Federal Reserve Board implemented to stabilize the market for certain debt securities or a change in federal monetary policy could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, and as a result both its open market operations, which are used to stabilize prices in times of economic stress, as well as its monetary policies strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which impact our results of operations including our risk management results, net interest income and net interest margin. The Federal Reserve Board's open market operations can also materially affect the value of financial instruments we hold, including debt securities and derivative securities we use in our mortgage pipeline and MSR hedging, and can impact the value of our mortgage servicing rights, or MSRs and in turn have a negative impact on financial results.

In early 2020, an unexpected drop in liquidity in mortgage backed securities occurred due to a mix of factors, including a decrease in mortgage rates, which prompted a refinancing wave and a related acceleration of prepayment rates, an increase in mortgage-related securities available for sale, a decrease in demand for such securities during the start of the economic crisis related to the COVID-19 pandemic. This drop in liquidity caused significant volatility in the market for mortgage backed securities, resulting in a period of poor hedge correlation for some of our hedging programs relating to our mortgage servicing and mortgage origination pipeline, and our risk management results for that period were uneven as a result. In response to this lack of liquidity, the Federal Reserve Board through its open market practices began purchasing certain securities, including mortgage backed securities. While this has provided stability to the market for such securities, which has allowed for better correlation and provide more predictable risk management results, we do not know how long the Federal Reserve Board will continue making these purchases to support the market for debt instruments. We expect that an improvement in market conditions will reduce the Federal Reserve Board’s acquisition of these assets, which may leave the market open to volatility in the future, especially if such support is withdrawn before the market is able to stabilize without such measures or if there are additional events that again put pressure on this part of the market.

Because a substantial portion of our revenues and our net income historically have been, and in the foreseeable future are expected to be, derived from gain on the origination and sale of mortgage loans for residential and commercial borrowers, as well as on the continuing servicing of those loans, the Federal Reserve Board's open market operation practices that support mortgage backed securities may have had, and for so long as the purchases continue, may continue to have, the effect of supporting higher revenues, higher asset values on certain investments that we hold, and better results of operations than might otherwise be available. Contrarily, a reduction in or termination of such purchases, absent a significant improvement in the overall global economic condition, would likely result in a less liquid mortgage backed securities market and reduced demand for mortgage-backed securities, which could cause our hedging programs to be less effective and our risk management results to be uneven or negative, which could in turn have a material adverse impact upon our results of operations.

We may not be able to meet our profitability and efficiency goals on the timeline we have projected or on the scale we have anticipated, and our achievement of these goals may be impacted by the COVID-19 pandemic and related economic crisis.

Since the second quarter of 2019, we have been pursuing improvements to corporate profitability and efficiency. We have been implementing cost cutting measures across the organization, including setting goals for cost savings based on reductions in personnel, technology and occupancy expenses as well as organizational restructuring. In the first quarter of 2020 we revised our previously disclosed expectations for the timeline on which we expect to meet these goals, however, those revisions were made before the size and scope of the COVID-19 pandemic and the related economic crisis were known. While we continue to believe that we will be able to meet many of our goals, the timing of the full implementation of the related cost-cutting and efficiency measures may be delayed beyond the end of the third quarter of 2021 as we focus our attention in the short term to responding to the market impacts of the pandemic. In addition, a significant portion of our cost saving goals rely on headcount reductions; however, a recent surge in single-family mortgage volume may also delay us from achieving our planned headcount reductions while we devote resources to process this unplanned volume, while protracted work-from-home orders may also indirectly delay us from achieving our planned headcount reductions. We can offer no assurances that all of the cost cutting measures identified can be fully implemented, that the need to add to our operations to support our response to customer needs stemming from the COVID-19 pandemic and related economic crisis will not impact the achievement of cost reduction goals, or that other developments will not arise in the interim to make these cost cutting measures less feasible or have less impact on the efficiency of the organization. We may not be successful in renegotiating contracts for technology services, which may limit our ability to effectively cut costs in that area. We may be unable to or delayed in realizing reductions in occupancy expenses because of COVID-19 negative effects on the commercial real estate market generally and office sublease market in particular. We may incur additional unexpected costs as a part of the process which may lower the benefit of the cost cutting initiatives. If the cost cutting initiatives take longer to implement, if we are not able to implement them on the scale we anticipate, or if developments occur that limit or offset those cost savings in whole or in part, we may not be able to meet the efficiency and cost reduction goals we have set for the Company on the projected timeline or at all, which could adversely impact our overall results of operations and our stock price. We may not be successful in reducing our overall expenses and improving our efficiency ratio to the level of our peers in the near term, or at all.

Our branches may be impacted by COVID-19 infection rates.

To date, we have not closed any of our branches for extended periods in response to COVID-19 outbreaks in our communities, although we have curtailed branch hours and moved to an appointment-only model for branch lobby visitations during the pendency of the current stay-home orders. However, many other banks in our area have had to close branches due to risks of infection or actual infection within those branches. While we have implemented social distancing and sanitation plans and other safeguards and provided personal protection equipment for our front line employees, those employees remain at heightened risk for infection due to their exposure to the public, and any exposure to the virus may require us to temporarily close one or more of our branches in order to provide for appropriate cleaning of the branch to reduce the risk of infection. These measures, including limiting branch access, potential closures and costs of increased cleaning, may increase our costs of doing business and decrease the profitability of our branches, which may in turn impact our results of operations.

We may not be able to continue our stock repurchase program in the near future.
Since the second quarter of 2019, we have been repurchasing shares of our outstanding common stock, primarily in open market purchases, pursuant to repurchase plans authorized by our Board of Directors. On March 20, 2020, we suspended the repurchase plan then in place in response to the uncertainty and rapidly developing economic changes result from the COVID-19 pandemic, to preserve our capital to provide more protection against potential credit losses and provide more support for lending activities crucial to supporting our community. An additional $17.1 million remains authorized for repurchase under the suspended plan, although our Board subsequently rescinded its authorization for an additional $10 million in repurchases that was still awaiting non-objection from our regulators. While we expect to resume our stock repurchase plan at some point in the future, we will not be able to do so until we have a better understanding of the impact of the pandemic and the related economic crisis on our business, earnings and financial position, the credit quality of our loan portfolios and our resulting liquidity and capital needs. As a result, we cannot predict when or even if we will be able to resume our stock repurchase program, which may negatively impact our stock price in the future.
Recent stock repurchases may not enhance our long-term shareholder value.
From the second quarter of 2019 through March 20, 2020, we repurchased an aggregate 3,767,537 shares at an average price of $30.26 per share, for a total return to shareholders of approximately $114.0 million in capital, and an additional $17.1 million remains authorized for share repurchases under our currently suspended stock repurchase plan. While the intent of the repurchases is to return capital to shareholders and to improve the long-term value of our stock, we cannot be assured that our stock repurchases have actually enhanced long-term shareholder value. Markets have fallen precipitously across the globe in the last few weeks and months in response to the economic crisis brought on by the COVID-19 pandemic, and our average stock price is now below the price we paid for some of these repurchases. Additionally, repurchases under our stock repurchase program have reduced our equity and regulatory capital ratios, which could impact our ability to maintain our “well-capitalized” status in the face of unknown economic stress from the economic crisis brought on by the COVID-10 pandemic, and may also impact our ability to pursue possible future strategic opportunities and acquisitions.

Repurchases may affect our stock price and increase its volatility in the short term, and if we are able to resume the suspended stock repurchase program in the future, the existence of that program may also cause our stock price to be higher than it would be in the absence of such a program and potentially may reduce the market liquidity for our stock during the time the plan is in effect. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock even absent an economic crisis like we are now experiencing. Although our stock repurchase program is intended to enhance long-term shareholder value, in the short term our stock price may fluctuate and shareholders may not immediately see an increase to the value of their holdings.

We may not be able to continue paying dividends
In January 2020, our Board of Directors approved a dividend policy that contemplates the payment of regular quarterly dividends. This policy was based on expected results in future quarters which would provide adequate earnings, capital and liquidity in our operations to provide for the payment of a dividend, but requires the Board of Directors to review the Company’s ability to pay such dividend each quarter before declaring payment of a dividend. While our Board, after reviewing appropriate financial analysis, was able to declare a dividend in both the first and second quarter of 2020, we face significant uncertainty regarding the global economy and the impact of the COVID-19 pandemic and related economic crisis on our communities and our business, and we cannot guarantee that our earnings, capital requirements or liquidity needs will warrant payment of a dividend in any future quarters. In addition, if our regulators have concerns about our ability to maintain adequate capital or to operate in a safe and sound manner, they may also provide guidance or direction that requires us to suspend our dividends, or there may be legislation passed that restricts or prohibits our ability to pay dividends. As a result, we cannot guarantee that we will be able to pay regular quarterly dividends going forward.
If we are not able to retain or attract key employees, or if we were to suffer the loss of a significant number of employees, we could experience a disruption in our ability to implement our strategic plan which would have a material adverse effect on our business.
Beginning in 2019, the Company has been going through a time of transition related to our divestiture of the stand-alone home loan center business and initiatives intended to improve profitability and efficiency, significantly reduce our employee headcount, slow the growth of our continuing operations and implement steps aimed at improving our profitability and efficiency. This time of transition has been somewhat interrupted by the need to increase headcount in certain areas in the short term, including mortgage banking, where volume has increased significantly in the wake of lowered interest rates and heightened interest in refinancing loans, and commercial lending, where demand for PPP loans has increased the need for loan origination, funding and monitoring personnel. However, the efficiency and profitability initiatives are still an important piece of the Company’s current plans, and the related elimination of a number of corporate positions related to those initiatives may cause some employees who we would want to retain, either in the near-term or long-term, to seek other opportunities. If a key employee or a substantial number of employees depart whom we were seeking to retain, or become unable to perform their duties due to COVID-19 related circumstances, it may negatively impact our ability to conduct business as usual. In addition, we may not be able to meet the personnel demands related to the PPP lending operation, which may mean we have to divert resources from other areas of our operations, and may also stress our existing employee base, which could also result in the loss of key employees or a substantial number of employees in key positions. The loss of key personnel, including the loss of a significant amount of our resources for administering and monitoring the PPP loans, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

Calls from activists to withhold rent during the COVID-19 global pandemic may impact the ability of some customers to meet their obligations on mortgage loans for multifamily residential buildings, which may have an adverse impact on our results of operations and financial position.

In many of the communities where we do business, recently enacted laws passed in response to the economic downturn caused by the COVID-19 pandemic have restricted the ability of landlords to evict tenants for failure to pay rent. As a result, tenants who are unable to meet their rent obligations or who have prioritized other expenses over their rent expenses may fail to pay rent on time, negatively impacting the recurring revenue of their landlord. At the same time, in certain of our more socially progressive cities such as Seattle and the San Francisco area, activists have been encouraging all renters not to pay their rent, regardless of ability to pay, in an effort to bring attention to their demands for rent control and other housing-related reforms, or to intentionally bring harm to landlords. Where a significant number of tenants are not able or unwilling to pay rent, the landlord in turn may not be able to meet their obligations when due, including payments on loans we have made to them. Many of the mortgages we have originated on multifamily housing assets are intended for sale to Fannie Mae under the Designated Underwriter and Servicing (DUS) license. The terms of our agreement with Fannie Mae requires us to advance payment of some or all of the funds due under certain of these loans regardless of whether or not the borrower has made payment on the loan, and in some cases may require us to share in a portion of loan losses if the collateral value for such loan is less than the outstanding loan amount then due. We may need to make payments to Fannie Mae as an advance of funds owed on these loans without have collected the same amount from the borrower, and without an assurance that the funds will be collected from the borrower, causing a negative impact on our liquidity, credit quality, capital position and financial results.

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

In addition, all of the markets in which we do business have been significantly impacted by the COVID-19 pandemic, and while state and local governments are starting to announce an easing in stay-home orders, we expect that it will be some time before they are fully lifted and there may be additional waves of outbreaks that may require restrictions to be increased again. We may experience additional impacts in the future from quarantines, market downturns and changes in consumer behavior related to pandemic fears and impacts on our workforce if there are additional waves of significant infections or if another unrelated pandemic were to occur in our communities. We cannot predict the full impact of COVID-19 or any other future global pandemic on our business, but we could suffer financial losses as a result of any such crisis. In addition, downturns in the global market related to pandemic fears now or in the future could result in a lowering of interest rates as a stimulus to boost consumer spending, which could further negatively impact our results of operations.

If a significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could also experience an adverse financial impact due to office closures and market changes. In addition, our financial results could be impacted due to an inability of our customers to meet their loan commitments in a timely manner because of their losses, including a decrease in revenues for certain businesses in areas impacted by quarantines during a pandemic or other changes in consumer behavior, a reduction in housing inventory due to losses caused by natural disaster, and negative impacts to the local economy as it seeks to recover from these disasters.

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

Because a significant portion of our employees are working from home due to the stay-home orders issued in connection with the COVID-19 pandemic in all of our communities, we may have less oversight over certain internal controls. While we have not identified any significant concerns to date with our internal controls, the change in work environment, team dynamics and job responsibilities could increase our risk of failure of internal controls, which could have a negative impact on our regulatory compliance and financial reporting.

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

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for credit losses to reflect potential defaults and nonperformance, which represents management's best estimate of probable expected losses inherent in the loan portfolio. Management's estimate is based on our continuing evaluation of specific credit risks and loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other factors that may indicate future loan losses. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our financial condition, results of operations and cash flows.

In addition to the uncertainty from the ongoing economic crisis related to the COVID-19 pandemic discussed above, which led to a substantial increase in our allowance for credit loss in the first quarter of 2020, we also changed our accounting standard regarding the recognition of loan losses at the beginning of this year. On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the new accounting standard promulgated by the Financial Accounting Standards Board (“FASB”), regarding the recognition of credit losses. This standard makes significant changes to the accounting and disclosures for credit losses on financial instruments recorded on an amortized cost basis, including our loans held for investment. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of allowances for loan losses that are based on probable and incurred losses over a short-term horizon. We have only been using this model for one quarter, and so our experience with it is limited and even under normal circumstances, it may perform differently from our prior standard during different business cycles or because of changes to our loan portfolio. The new methodology is likely to be much more sensitive to changes in inputs such as economic forecasts and other factors which may cause significant impact on the allowance, and could create volatility in the provision for credit losses and net income, particularly in periods of downturn. Regulators may impose additional capital buffers to absorb this volatility. Moreover, with the new model we have risk of complying with the new accounting standard, which are still subject to review by our auditors and regulators.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased, brokered certificates of deposit and issuance of equity or debt securities. While we continue to have adequate liquidity even in the face of the COVID-19 pandemic, uncertainties related to the pandemic and the related economic crisis, changes in global markets and customer demand, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources and could make our existing funds more volatile. Our financial flexibility may be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. When interest rates change, the cost of our funding may change at a different rate than our interest income, which may have a negative impact on our net interest income and, in turn, our financial results. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our operating margins and profitability would be adversely affected. Further, the volatility inherent in some of these funding sources, particularly brokered deposits, may increase our exposure to liquidity risk.

Our management of capital could adversely affect profitability measures and the market price of our common stock and could dilute the holders of our outstanding common stock.

Since our IPO in 2012, we have maintained our capital ratios at a level that is higher than regulatory minimums to maintain well-capitalized levels. We may face a decrease in our capital ratios due to the economic impacts of the COVID-19 pandemic, or we may choose to have lower capital ratios in the future in order to take advantage of growth opportunities, including acquisition and organic loan growth, to return additional capital to our shareholders or in order to take advantage of a favorable investment opportunity. On the other hand, we may again in the future elect to raise capital through a sale of our debt or equity securities in order to have additional resources to pursue our growth, including by acquisition, fund our business needs and meet our commitments, or as a response to changes in economic conditions that make capital raising a prudent choice. In the event the quality of our assets or our economic position were to deteriorate significantly, as a result of downgrades in credit quality related to the COVID-19 pandemic, market forces or otherwise, we may also need to raise additional capital in order to remain compliant with capital standards.

We may not be able to raise such additional capital at the time when we need it, or on terms that are acceptable to us. Capital markets may be especially constrained during the COVID-19 pandemic, and our ability to raise additional capital will depend in part on conditions in the capital markets at the time, which are outside our control, and in part on our financial performance. Further, if we need to raise capital in the future, especially if it is in response to changing market conditions, we may need to do so when many other financial institutions are also seeking to raise capital, which would create competition for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, any capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

We completed four whole-bank acquisitions and acquired nine stand-alone branches between September 2013 and March 31, 2020, all of which required substantial resources and costs related to the acquisition and integration process. There are certain risks related to the integration of operations of acquired banks and branches, which we may continue to encounter if we acquire other banks or branches in the future, including risks related to the investigation and consideration of the potential acquisition and the costs of undertaking such a transaction, as well as integrating acquired businesses into the Company, including risks that arise after the transaction is completed. Difficulties in pursuing or integrating any new acquisitions, and potential discoveries of additional losses or undisclosed liabilities with respect to the assets and liabilities of acquired companies, may increase our costs and adversely impact our financial condition and results of operations. Further, even if we successfully address these factors and are successful in closing acquisitions and integrating our systems with the acquired systems, we may nonetheless experience customer losses, or we may fail to grow the acquired businesses as we intend or to operate the acquired businesses at a level that would avoid losses or justify our investments in those companies.

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

In the course of our business, it is necessary to foreclose and take title to real estate, including commercial real estate which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, if we were to be an owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

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

Due to increases in mortgage rates after many years of record low rates and a nationwide contraction in the number of homes available for sale, which is especially acute in our primary markets, we experienced a significant reduction in the overall number of mortgage products being purchased in the past two to three years as compared to prior periods. In response to those market conditions, in 2019 we sold or divested substantially all of the assets related to our stand alone home loan center-based mortgage origination business, including a significant portion of our mortgage servicing rights portfolio originated through those channels. We facilitated the transfer of a significant number of our related employees to the purchaser of those assets and terminated a number of other related positions. We also sold our interest in WMS Series LLC, an affiliated entity owned by us and Windermere Real Estate which originated single family loans that were generally immediately sold to HomeStreet pursuant to a correspondent purchase arrangement. Our branch based mortgage business which commenced operations on April 1, 2019 is significantly smaller than our legacy HLC based mortgage origination business. The mortgage market improved significantly, at least in the short term, with historically low interest rates at the beginning of 2020, and while we were able to capture a portion of the increased demand, we do not have the capacity to originate mortgages at the volume levels we have had in recent years. If this demand for single family mortgage products were to be sustained over a longer period, this decrease in our capacity would limit our ability to capitalize on that market.

The price of our common stock is subject to volatility.
The price of our common stock has fluctuated in the past and may face additional and potentially substantial fluctuations in the future. Among the factors that may impact our stock price are the following:

•	Global economic events, such as the economic crisis related to the COVID-19 outbreak

•	Market responses to times of considerable uncertainty

•	Variances in our operating results;

•	Disparity between our operating results and the operating results of our competitors;

•	Changes in analyst's estimates of our earnings results and future performance, or variances between our actual performance and that forecast by analysts;

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

We generate revenue from the interest and fees we charge on the loans and other products and services we sell. A substantial amount of our revenue and earnings comes from the net interest income and noninterest income that we earn from our commercial lending and mortgage banking businesses. Our operations have been, and will continue to be, materially affected by the state of the U.S. economy and regional economies where we do business, particularly unemployment levels and home prices. The economic impacts of the COVID-19 pandemic, at least in the short term, have resulted in an unemployment rate that is much higher than any unemployment rate we have experienced in the past, and has been accompanied by a sharp decline in the U.S. economy. A prolonged period of very high unemployment, economic decline, continued deterioration of general economic conditions, a slow recovery from the decline experienced so far of slow growth or a pronounced decline in the U.S. economy, or any other events or factors that may signal a prolonged return to a recessionary economic environment, will likely dampen consumer confidence, adversely impact the models we use to assess creditworthiness, and materially adversely affect our financial results and condition. This expected decrease in consumer and business confidence and spending in the face of the current uncertain economic climate may lead to a drop in demand for our credit products, including our mortgages, which will reduce our net interest income and noninterest income and our earnings. Significant and unexpected market developments may also make it more challenging for us to accurately forecast our expected financial results.

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, price risk, interest rate risk, operational risk, legal and compliance risk, strategic risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, including updating our risk assessment and reporting to address COVID-19 related risks, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, our business financial condition and results of operations could be materially adversely affected, and we could be subject to regulatory criticism or restrictions.

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

Additional prompt corrective action rules implemented in 2015 also apply to the Bank, including higher and new ratio requirements for the Bank to be considered "well-capitalized." The new rules also modify the manner for determining when certain capital elements are included in the ratio calculations, including but not limited to, requiring certain deductions related to MSRs and deferred tax assets. For more on these regulatory requirements and how they apply to the Company and the Bank, see "Business - Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements - Capital Requirements" in our Annual Report on Form 10-K for the year ended December 31, 2019. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, if we need to raise additional equity capital in order to meet these more stringent requirements, our shareholders may be diluted.

HomeStreet, Inc. primarily relies on dividends from the Bank, which may be limited by applicable laws and regulations.

HomeStreet, Inc. is a separate legal entity from the Bank, and although we may receive some dividends from HomeStreet Capital Corporation, the primary source of our funds from which we service our debt, pay any dividends that we may declare to our shareholders and otherwise satisfy our obligations is dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations, capital rules regarding requirements to maintain a "well capitalized" ratio at the bank, as well as by our policy of retaining a significant portion of our earnings to support the Bank's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Capital Management" as well as "Regulation and Supervision of HomeStreet Bank - Capital and Prompt Corrective Action Requirements" in our Annual Report on Form 10-K for the year ended December 31, 2019. If the Bank cannot pay dividends to us, we may be limited in our ability to service our debt, fund the Company's operations and acquisition plans and pay dividends to the Company's shareholders. In the first quarter of 2020, the Board of Directors adopted a policy to pay quarterly dividends to holders of our common stock, however, the declaration of such dividends in any quarter as well as the amount of any quarterly dividend remains subject to board approval, cash flow limitations, capital requirements, capital and strategic needs and other factors.

Risks Related to Information Systems and Security

A failure in or breach of our security systems or infrastructure, including breaches resulting from cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for financial institutions have increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we rely heavily on our third party vendors, technologies, systems, networks and our customers' devices all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or disrupt our operations or those of our customers or third parties. This risk is heightened during the pendency of stay-home orders in our primary markets related to the COVID-19 pandemic as the vast majority of our work force is working remotely, potentially making our systems and employees more vulnerable to attack.

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

During the COVID-19 pandemic, a substantial number of our employees are working from home, which could make compliance with privacy regulations and contractual obligations more challenging as confidential information is being accessed in a wider range of locations, and may be visible to individuals other than our employees. While we have implemented safeguards and restrictions to curtail exposure of confidential information outside of our systems, there is an increased potential for inadvertent disclosure during this time.

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

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended March 31, 2020 were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased (1)	Average price paid per share of common stock (2)	Total number of shares purchased as part of publicly announced plans	Dollar value of remaining authorized repurchase
January	261,152	$32.85	240,851	$146	(3)
February	4,360	31.85	4,067	—	(3)
March	338,057	23.71	335,360	17,056	(4)
Three months ended March 31, 2020	603,569	27.72	580,278

(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock units and equity compensation arrangements.
(2) Excludes commissions cost.
(3) Stock repurchases in the first quarter of 2020 were made pursuant to a Board authorized shares repurchase programs approved on September 26, 2019 and January 23, 2020 pursuant to which the Company could purchase up to $25.0 million, each, of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.
(4) On January 23, 2020 the Board of Directors authorized a share repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase. The Board subsequently approved an additional $10.0 million in authorization subject to regulatory approval. On March 20, 2020 the Company suspended this share repurchase program with $17.1 million in authorized purchases remaining and withdrew the $10.0 million authorization.

Sales of Unregistered Securities

There were no sales of unregistered securities during the first quarter of 2020.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Resignation and Release Agreement between HomeStreet, Inc., HomeStreet Bank and Mark R. Ruh
10.2	Executive Employment Agreement between HomeStreet, Inc., HomeStreet Bank and John M. Michel
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 8, 2020.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)