Form 10-Q
period 2020-06-30
HomeStreet, Inc.
filed 2020-08-10
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
OR
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

The number of outstanding shares of the registrant's common stock as of August 6, 2020 was 22,707,451

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2020	December 31, 2019

	(Unaudited)
ASSETS
Cash and cash equivalents	$65,918	$57,880
Investment securities	1,171,821	943,150
Loans held for sale ("LHFS")	303,546	208,177
Loans held for investment ("LHFI") (net of allowance for credit losses of $65,000 and $41,772)	5,367,278	5,072,784
Mortgage servicing rights	78,386	97,603
Premises and equipment, net	72,356	76,973
Other real estate owned ("OREO")	735	1,393
Goodwill and other intangibles assets	33,563	34,252
Other assets	257,515	291,595
Assets of discontinued operations	—	28,628
Total assets	$7,351,118	$6,812,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,656,321	$5,339,959
Borrowings	713,590	471,590
Long-term debt	125,744	125,650
Accounts payable and other liabilities	160,814	192,910
Liabilities of discontinued operations	—	2,603
Total liabilities	6,656,469	6,132,712
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 23,007,400 shares and 23,890,855 shares	290,871	300,729
Retained earnings	375,268	374,673
Accumulated other comprehensive income	28,510	4,321
Total shareholders' equity	694,649	679,723
Total liabilities and shareholders' equity	$7,351,118	$6,812,435

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Interest income:
Loans	$55,728	$67,015	$114,737	$129,934
Investment securities	5,999	4,884	10,386	10,448
Cash, Fed Funds and other	75	180	428	380
Total interest income	61,802	72,079	125,551	140,762
Interest expense:
Deposits	8,175	16,940	22,958	31,252
Borrowings	2,131	5,952	5,663	12,766
Total interest expense	10,306	22,892	28,621	44,018
Net interest income	51,496	49,187	96,930	96,744
Provision for credit losses	6,469	—	20,469	1,500
Net interest income after provision for credit losses	45,027	49,187	76,461	95,244
Noninterest income:
Net gain on loan origination and sale activities	30,027	12,178	52,568	14,785
Loan servicing income	2,402	2,822	8,503	3,923
Deposit fees	1,566	2,024	3,456	3,769
Other	2,607	2,805	4,705	5,444
Total noninterest income	36,602	19,829	69,232	27,921
Noninterest expense:
Compensation and benefits	34,427	34,795	66,859	60,593
Information services	7,405	7,852	14,929	15,828
Occupancy	7,959	6,960	14,728	12,940
General, administrative and other	7,861	9,225	16,320	17,317
Total noninterest expense	57,652	58,832	112,836	106,678
Income from continuing operations before income taxes	23,977	10,184	32,857	16,487
Income tax expense continuing operations	5,073	1,292	6,814	2,537
Income from continuing operations	18,904	8,892	26,043	13,950
Loss from discontinued operations before income taxes	—	(16,678)	—	(25,118)
Income tax benefit discontinued operations	—	(2,198)	—	(3,865)
Loss from discontinued operations	—	(14,480)	—	(21,253)
Net income (loss)	$18,904	$(5,588)	$26,043	$(7,303)
Net income (loss) per share
Basic:
Income from continuing operations	$0.81	$0.32	$1.11	$0.51
Loss from discontinued operations	—	(0.54)	—	(0.79)
Total	$0.81	$(0.22)	$1.11	$(0.28)

Diluted:
Income from continuing operations	$0.81	$0.32	$1.10	$0.51
Loss from discontinued operations	—	(0.54)	—	(0.79)
Total	$0.81	$(0.22)	$1.10	$(0.28)
Weighted average shares outstanding:
Basic	23,330,494	26,619,216	23,509,712	26,820,361
Diluted	23,479,845	26,802,130	23,670,063	26,993,653

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$18,904	$(5,588)	$26,043	$(7,303)
Other comprehensive income (loss):
Unrealized gain (loss) investment securities available for sale ("AFS")	13,866	12,873	30,950	25,344
Reclassification for net (gains) losses included in income	(219)	(137)	(331)	110
Other comprehensive income before tax	13,647	12,736	30,619	25,454
Income tax impact of:
Unrealized gain (loss) investment securities AFS	2,912	2,703	6,499	5,205
Reclassification for net (gains) losses included in income	(46)	(29)	(69)	23
Total	2,866	2,674	6,430	5,228
Other comprehensive income	10,781	10,062	24,189	20,226
Total comprehensive income	$29,685	$4,474	$50,232	$12,923

See accompanying notes to consolidated financial statements.

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total Permanent equity

For the three months ended June 30, 2019
Balance, March 31, 2019	27,038,257	$342,560	$411,826	$(7,355)	$—	$747,031
Net loss	—	—	(5,588)	—	—	(5,588)
Common stock issued	10,507	19	—	—	—	19
Share-based compensation expense	—	712	—	—	—	712
Other comprehensive income	—	—	—	10,062	—	10,062
Common stock repurchased	(963,600)	(12,199)	(16,127)	—	—	(28,326)
Reclassification to temporary equity	—	(21,876)	(30,859)	—	52,735	(52,735)
Balance, June 30, 2019	26,085,164	$309,216	$359,252	$2,707	$52,735	$671,175

For the six months ended June 30, 2019
Balance, December 31, 2018	26,995,348	$342,950	$412,009	$(15,439)	$—	$739,520
Net loss	—	—	(7,303)	—	—	(7,303)
Common stock issued	53,416	81	—	—	—	81
Share-based compensation expense	—	260	—	—	—	260
Cumulative effect of adoption of new accounting standards	—	—	1,532	(2,080)	—	(548)
Other comprehensive income	—	—	—	20,226	—	20,226
Common stock repurchased	(963,600)	(12,199)	(16,127)	—	—	(28,326)
Reclassification to temporary equity	—	(21,876)	(30,859)	—	52,735	(52,735)
Balance, June 30, 2019	26,085,164	$309,216	$359,252	$2,707	$52,735	$671,175

For the three months ended June 30, 2020
Balance, March 31, 2020	23,376,793	$294,302	$365,283	$17,729	$—	677,314
Net income	—	—	18,904	—	—	18,904
Dividends declared on common stock	—	—	(3,532)	—	—	(3,532)
Common stock issued	32,190	234	—	—	—	234
Share-based compensation expense	—	642	—	—	—	642
Other comprehensive income	—	—	—	10,781	—	10,781
Common stock repurchased	(401,583)	(4,307)	(5,387)	—	—	(9,694)
Balance, June 30, 2020	23,007,400	$290,871	$375,268	$28,510	$—	$694,649

For the six months ended June 30, 2020
Balance, December 31, 2019	23,890,855	$300,729	$374,673	$4,321	$—	$679,723
Net income	—	—	26,043	—	—	26,043
Dividends declared on common stock	—	—	(7,106)	—	—	(7,106)
Common stock issued	121,697	898	—	—	—	898
Share-based compensation expense	—	1,068	—	—	—	1,068
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	—	(3,740)
Other comprehensive income	—	—	—	24,189	—	24,189
Common stock repurchased	(1,005,152)	(11,824)	(14,602)	—	—	(26,426)
Balance, June 30, 2020	23,007,400	$290,871	$375,268	$28,510	$—	$694,649

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,043	$(7,303)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	19,779	19,862
Provision for credit losses	20,469	1,500
Net fair value adjustment and gain on sale of LHFS	(32,701)	(58,383)
Gain on sale of mortgage servicing rights	—	(6,206)
Origination of mortgage servicing rights	(9,978)	(18,631)
Change in fair value of mortgage servicing rights	26,678	24,971
Net (gain) loss on sale of investment securities	(331)	110
Net gain on sale of loans originated as held for investment	(1,864)	(3,640)
Loss on lease abandonment and exit costs	2,617	17,519
Change in deferred income taxes	(8,188)	(39,832)
Share-based compensation expense	1,184	341
Origination of LHFS	(983,212)	(2,539,081)
Proceeds from sale of loans originated as held for sale	820,312	2,496,484
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(19,691)	8,245
Increase (decrease) in accounts payable and other liabilities	(6,431)	(4,188)
Net cash used in operating activities	(145,314)	(108,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(335,037)	(24,148)
Proceeds from sale of investment securities	55,615	119,412
Principal payments on investment securities	77,845	51,722
Proceeds from sale of OREO	650	744
Proceeds from sale of loans originated as held for investment	244,723	339,026
Purchase of loans	(20,124)	—
Proceeds from sale of mortgage servicing rights	—	1,109
Net cash provided by disposal of discontinued operations	2,758	168,298
Net increase in LHFI	(403,373)	(484,010)
Purchase of premises and equipment	(1,145)	(1,160)
Net cash used for acquisitions	—	(47,389)
Net cash (used in) provided by investing activities	(378,088)	123,604

	Six Months Ended June 30,
(in thousands)	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	316,301	597,574
Net increase (decrease) in borrowings (short-term), net	242,000	(518,000)
Repayment of borrowings	—	(46,000)
Repayment of lease principal	(724)	(1,053)
Purchases of Federal Home Loan Bank stock	(90,913)	(92,206)
Proceeds from sale Federal Home Loan Bank stock	97,646	113,655
Repurchase of common stock	(26,001)	(28,326)
Proceeds from stock issuance, net	237	—
Dividends paid on common stock	(7,106)	—
Net cash provided by financing activities	531,440	25,644
Net increase in cash and cash equivalents	8,038	41,016
Cash and cash equivalents beginning of period	57,880	58,586
Cash and cash equivalents end of period	$65,918	$99,602
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,532	$48,407
Federal and state income taxes	516	11,310
Non-cash activities:
Decrease in lease liabilities and lease assets	38,754	—
LHFI foreclosed and transferred to OREO	—	915
Loans transferred from held for investment to held for sale	120,691	357,552
Loans transferred from held for sale to held for investment	4,340	4,723
Ginnie Mae loans (derecognized) recognized with the right to repurchase, net	12,341	(28,149)
Receivable from sale of mortgage servicing rights	—	18,315
Acquisition:
Assets acquired	—	114,725
Liabilities assumed	—	74,942
Goodwill	—	7,606

See accompanying notes to consolidated financial statements

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily on the West Coast of the United States, including Hawaii. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank") and the Bank's subsidiaries, HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC, HS Cascadia Holdings LLC and YNB Real Estate LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

The Company's accounting and financial reporting policies conform with accounting principles generally accepted in the United States of America ("GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. We have reclassified certain amounts in our consolidated financial statements for prior periods to conform with our current presentation.

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

Risks and Uncertainties

The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global, national, regional and local economies. There have been no comparable recent events that provide guidance to the effects of the spread of COVID-19 as a global pandemic may have, and, as a result, the near-term, short-term and ultimate impacts of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Lease Accounting
We incurred impairment charges related to the closure of certain offices of $1.6 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively and $1.8 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively.
In light of changes to our strategic plan since 2018, we assessed our lease renewal assumptions in the second quarter of 2020 and determined it is not reasonably certain these lease renewal options will be exercised. This change in assumptions led to a $39 million reduction in both our right of use lease assets and lease liabilities in the second quarter of 2020.

Share Repurchase Program

At the beginning of 2020, the Company had in place a share repurchase program under which the Company could purchase up to $8.1 million of its common stock. During the first quarter of 2020, the Board authorized the repurchase of an additional $25 million of the Company’s common stock. During the first six months of 2020, the Company repurchased 977,073 shares of its common stock at an average price of $26.20 per share. On July 23, 2020 the Board authorized an additional $25 million share repurchase program, subject to regulatory approval, or nonobjection.

Goodwill

Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on June 30 and as of June 30, 2020 the Company concluded that there was no impairment of goodwill.

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

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology ("ALLL") with an expected loss methodology that is referred to as the current expected credit losses ("CECL") methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments. In addition, ASC 326 made changes to the accounting for credit losses for available-for-sale ("AFS") debt securities.
The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposure. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease of $3.7 million to the beginning balance of retained earnings on January 1, 2020 for the cumulative effect of adopting this guidance.
The Company adopted ASU 2016-13 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of this guidance.
The following table illustrates the impact of the adoption of CECL on January 1, 2020.

(in thousands)	As reported under ASC 450-20	Impact of ASC 326 adoption	As reported under ASC 326
Assets (1)
LHFI
Consumer loans
Single family	$6,450	$468	$6,918
Home equity and other	6,233	4,635	10,868
Total	12,683	5,103	17,786
Commercial real estate loans
Non-owner occupied commercial real estate	7,245	(3,392)	3,853
Multifamily	7,015	(2,977)	4,038
Construction/land development
Multifamily construction	2,848	693	3,541
Commercial real estate construction	624	(115)	509
Single family construction	3,800	4,280	8,080
Single family construction to permanent	1,003	200	1,203
Total	22,535	(1,311)	21,224
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	1,180
Commercial business	2,915	510	3,425
Total	6,554	(1,949)	4,605
Total allowance for credit losses	41,772	1,843	43,615

Liabilities
Allowance for credit losses on unfunded loan commitments	1,065	1,897	2,962
Total	$42,837	$3,740	$46,577

(1) There was no impact from the adoption of this standard for either held to maturity ("HTM") or AFS investment securities.

The following accounting policies have been updated to reflect the adoption of CECL.

Allowance for Credit Losses for LHFI
The allowance for credit losses ("ACL") for LHFI is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loan balances are charged off against the allowance when management believes the non-collectability of a loan balance is confirmed. Expected recoveries may not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL for LHFI, as reported in our consolidated balance sheets, is adjusted by a provision for credit losses and reduced by the charge-offs of loan amounts, net of recoveries.
Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix or delinquency levels or other relevant factors.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of its two loan portfolio segments, the consumer loan portfolio segment and the commercial loan portfolio segment. These two segments are further disaggregated into loan pools, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the ACL is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, based on the factors and forecasts then prevailing, may result in material changes in the ACL and provision for credit losses in those future periods.

Credit Loss Measurement
The allowance level is influenced by current conditions related to loan volumes, loan asset quality ratings ("AQR") migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses has two basic components: first, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics and second an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
Loans that Share Similar Risk Characteristics with Other Loans
In estimating the component of the ACL, for loans that share similar risk characteristics with other loans, loans are segregated into loan pools based on similar risk characteristics, like product types or areas of risk concentration.
The Company's ACL model methodology is to build a reserve rate using historical life of loan default rates combined with assessments of current loan portfolio information and forecasted economic environment and business cycle information. The model uses statistical analysis to determine the life of loan default rates for the quantitative component and analyzes qualitative factors (Q-Factors) that assess the current loan portfolio conditions and forecasted economic environment. Below is the general overview our ACL model.
Historical Loss Rate
The Company chose to analyze loan data from a full economic cycle, to the extent that data was available, to calculate life of loan loss rates. Based on the current economic environment and available loan level data, it was determined the Loss Horizon Period (LHP) should begin prior to the economic recession that began in 2007. The Company plans to monitor and review the LHP on an annual basis to determine appropriate time frames to be included based on economic indicators.
Under CECL, the Company groups pools of loans by similar risk characteristics. Using these pools, sub-pools are established at a more granular level incorporating delinquency status and original FICO or original LTV (for consumer loans) and risk ratings (for commercial loans). Using the pool and sub-pool structure, cohorts are established historically on a quarterly basis containing the population in these sets as of that point in time. After the establishment of these cohorts, the loans within the cohorts are then tracked from that point forward to establish long-term Probability of Default ("PD") at the sub-pool level and Loss Given Default ("LGD") for the pool level. These historical cohorts and their PD/LGD outcomes are then averaged together to establish expected PDs and LGDs for each sub-pool.

Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events. The Company has defined default events as the first dollar of loss. If a loan in the cohort has experienced a default event over the LHP then the balance of the loan at the time of cohort establishment becomes part of the numerator of the PD calculation. The Loss Given Probability of Default ("LGPD") or Expected Loss ("EL") is the weighted average PD for each sub-pool cohort times the average LGD for each pool. The output from the model then is a series of EL rates for each loan sub-pool, which are applied to the related outstanding balances for each loan sub-pool to determine the ACL reserve based on historical loss rates.
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
Economic
The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Changes and expected changes in national, regional and local economic and business conditions and developments in which the entity operates, including the condition and expected condition of various market segments

Credit Culture
The entity's lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices, as well as knowledge of the borrower's operations or the borrower's standing in the community

The quality of the entity's credit review system
The experience, ability and depth of the entity's management, lending staff, and other relevant staff
Business Environment	The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Regulatory, legal, or technological environment to which the entity has exposure
The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Changes and expected changes in the general market condition of either the geographical area or the industry to which the entity has exposure

An eighth Q-Factor, Management Overlay, has been created to allow the Bank to adjust specific pools when conditions exist that were not contemplated in the model design that warrant an adjustment. The economic downturn caused by the COVID-19 pandemic and resulting accounting treatment of forbearances is an example of such a condition.
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
The CECL Q-Factor methodology bounds the Q-Factor adjustments by a minimum and maximum range, based on the Bank’s own historical expected loss rates for each respective pool. The rating of the Q-Factor on the seven-point scale, along with the allocated weight, determines the final expected loss adjustment. The model is constructed so that the total of the Q-Factor adjustments plus the current expected loss rate cannot exceed the maximum or minimum two-year loss rate for that pool, which is aligned with the Bank's chosen forecast period. Loss rates beyond two years are not adjusted in the Q-Factor process and the model reverts to the historical mean loss rates. Management Overlays are not bounded by the historical maximums.
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

Additional details describing the model by portfolio segment are below:
Consumer Loan Portfolio
The consumer loan portfolio segment is comprised of the single family and home equity loan classes, which are underwritten after evaluating a borrower's capacity, credit and collateral. Other consumer loans are grouped with home equity loans. Capacity refers to a borrower's ability to make payments on the loan. Several factors are considered when assessing a borrower's capacity, including the borrower's employment, income, current debt, assets and level of equity in the property. Credit refers to how well a borrower manages current and prior debts as documented by a credit report that provides credit scores and current and past information about the borrower's credit history. Collateral refers to the type and use of property, occupancy and market value. Property appraisals are obtained to assist in evaluating collateral. Loan-to-property value and debt-to-income ratios, loan amount and lien position are considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices, demand for housing and levels of unemployment.
Consumer Loan Portfolio Segment Estimated Loss Rate Model
Under CECL, the Bank utilizes pools of loans that are grouped by similar risk characteristics: Single Family and Home Equity Loans which includes Consumer loans. Sub-Pools are established at a more granular level for the calculation of PDs, incorporating delinquency status, original FICO and original LTV.
Consumer portfolio cohorts are established by grouping each ACL sub-pool at a point in time. Once historical cohorts are established, the loans in the cohort are tracked moving forward for default events.

The Q-Factors adjust the expected historic loss rates for current and forecasted conditions that are not provided for in the historical loss information. For Single Family loans all Q-Factors noted above are evaluated. For the Home Equity and Consumer loans, collateral values are not evaluated as the Bank has determined the FICO score trends are a more relevant predictor of default than current collateral value for those types of loans. These factors are evaluated based on current conditions and forecasts (as applicable), using a seven-point scale ranging from significant improvement to significant deterioration.
Commercial Loan Portfolio
The commercial loan portfolio segment is comprised of the non-owner occupied commercial real estate, multifamily, construction and land development, owner occupied commercial real estate and commercial business loan classes, whose underwriting standards consider the factors described for single family and home equity loan classes as well as others when assessing the borrower's and associated guarantors or other related party’s financial position. These other factors include assessing liquidity, net worth, leverage, other outstanding indebtedness of the borrower, the quality and reliability of cash expected to flow through the borrower (including the outflow to other lenders) and prior known experiences with the borrower.
This information is used to assess financial capacity, profitability and experience. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.
Commercial Loan Portfolio Segment Loss Rate Model
The Bank maintained loan classes above but has subdivided the construction and land development, which includes lot, land and acquisition and development loans, into the following ACL reporting pools to more accurately group risk characteristics: Multifamily, Commercial Real Estate, Single Family and Single Family construction to permanent. ACL sub-pools are established at a more granular level for the calculation of PDs, utilizing risk rating.
As outlined in the Bank’s policies, commercial loans pools are non-homogenous and are regularly assessed for credit quality. For purposes of CECL, loans are sub-pooled according to the following AQR Ratings:

•
1-6: These loans meet the definition of “Pass" assets. They are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral. The Bank further uses the available AQR ratings for components of the sub-pools.

•
7: These loans meet the regulatory definition of “Special Mention.” They contain potential weaknesses, that if uncorrected may result in deterioration of the likelihood of repayment or in the Bank’s credit position.

•
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
Loans That Do Not Share Risk Characteristics with Other Loans
For a loan that does not share risk characteristics with other loans, expected credit loss is measured on net realizable value that is the difference between the discounted value of the expected future cash flows, based on the original effective interest rate and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, which is when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.
The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, collateral values for collateral dependent loans are updated every twelve months, either from external third parties or in-house certified appraisers. A third-party appraisal is required at least annually for substandard loans and OREO. Third party appraisals are obtained from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed by the appraisal services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. For performing consumer segment loans secured by real estate that are classified as collateral dependent, the Bank determines the fair value estimates quarterly using automated valuation services. Once the expected loss amount is determined, an allowance is recorded equal to the calculated expected credit loss and included in the ACL. If the calculated expected loss is determined to be permanent or not recoverable, the expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets or, for single family loans, the loan is 180 days or more past due unless both well-secured and in the process of collection.
Allowance for Credit Losses for Off-Balance Sheet Credit Exposures
The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. Reserves are required for off-balance-sheet credit exposures that are not unconditionally cancellable. The allowance for credit losses on unfunded loan commitments is based on an estimate of unfunded commitment utilization over the life of the loan, applying the EL to the estimated utilization balance as of the reporting period. As these estimated credit loss calculations are similar to the funded LHFI they share similar risks plus the additional risk from estimating commitment utilization.
Allowance for Credit Losses for Other Financial Instruments
The Company evaluates available-for-sale securities in an unrealized loss position, using a qualitative approach, at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual lot is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an ACL measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at June 30, 2020 represent a credit loss impairment.

The Company carries a limited amount of HTM debt securities. Utilizing the CECL approach, the Company determined that the expected credit loss on this portfolio was immaterial, and therefore, an ACL for investment securities was not recorded as of June 30, 2020.

NOTE 2–DISCONTINUED OPERATIONS:

On March 29, 2019, the Company successfully closed and settled two sales of the rights to service $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The sales resulted in a $2.0 million and $1.3 million pre-tax loss from discontinued operations for the three and six months ended June 30, 2019, respectively. The Company finalized the servicing transfer for these loans in 2019 and subserviced these loans through the transfer dates. These loans are excluded from the Company's mortgage servicing rights portfolio at June 30, 2019.
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

The Company determined that the above actions constituted commitment to a plan of exit or disposal of certain long-lived assets (through sale or abandonment) and termination of employees. Further, the Company determined that the shift from a large-scale HLC based originator and servicer to a branch-focused product offering represented a strategic shift. As a result, the HLC-related mortgage banking operations are reported separately from the continuing operations as discontinued operations. In addition, the former Mortgage Banking operating segment and reporting unit were eliminated. This has resulted in a recast of the financial statements in 2019.

On April 4, 2019 the Company entered into a definitive agreement related to the sale of the HLC based mortgage origination business assets and transfer of personnel to Homebridge Financial Services, Inc. ("Homebridge").

On June 24, 2019 the Company completed the sale with Homebridge. This sale included assets related to 47 stand-alone HLCs, sublease or lease assignments of the related offices and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that were to be sold or abandoned within one year, are classified as discontinued operations in 2019 in the accompanying consolidated financial statements. HLCs that were not subleased or assigned were closed during the second quarter of 2019 and none remain. Certain components of the Company's former Mortgage Banking segment, including MSRs on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release were classified as continuing operations based on the Company's intent.

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

The following table summarizes the calculation of the net loss on disposal of discontinued operations.

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Proceeds from asset sales	$3,461	$186,612
Book value of asset sales	4,038	180,982
(Loss) gain on assets sold	(577)	5,630
Transaction costs	2,759	9,177
Compensation expense related to the transactions	2,675	3,792
Facility and IT related costs	4,785	15,681
Total costs	10,219	28,650
Net loss on disposal	$(10,796)	$(23,020)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	December 31, 2019
Assets of discontinued operations
LHFS, at fair value	$26,123
Other assets	2,505
Total	$28,628
Liabilities of discontinued operations
Accounts payable and other liabilities	$2,603

Income Statement of Discontinued Operations

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net interest income	$2,617	$4,762
Noninterest income	23,458	62,727
Noninterest expense	42,753	92,607
Loss before income taxes	(16,678)	(25,118)
Income tax benefit	(2,198)	(3,865)
Loss from discontinued operations	$(14,480)	$(21,253)

Cash Flows for Discontinued Operations

(in thousands)	Six Months Ended June 30, 2019
Net cash used in operating activities	$(55,257)
Net cash provided by investing activities	169,407

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and HTM.

	At June 30, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$68,227	$1,539	$(185)	$69,581
Commercial	44,616	2,180	—	46,796
Collateralized mortgage obligations ("CMOs"):
Residential	287,112	7,687	(96)	294,703
Commercial	162,584	3,542	(638)	165,488
Municipal bonds	545,512	22,460	(807)	567,165
Corporate debt securities	9,701	398	(3)	10,096
U.S. Treasury securities	1,297	8	—	1,305
Agency debentures	12,362	7	(4)	12,365
Total	$1,131,411	$37,821	$(1,733)	$1,167,499

HTM
Municipal bonds	$4,322	$220	$—	$4,542

	At December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AVAILABLE FOR SALE
MBS:
Residential	$93,283	$120	$(1,708)	$91,695
Commercial	37,972	411	(358)	38,025
CMOs:
Residential	292,370	935	(1,687)	291,618
Commercial	156,693	684	(1,223)	156,154
Municipal bonds	333,303	8,997	(982)	341,318
Corporate debt securities	18,391	313	(43)	18,661
U.S. Treasury securities	1,296	11	—	1,307
Total	$933,308	$11,471	$(6,001)	$938,778

HELD TO MATURITY
Municipal bonds	$4,372	$129	$—	$4,501

Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of June 30, 2020 and December 31, 2019, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services ("S&P") or Moody's Investors Services ("Moody's"). As of June 30, 2020 and December 31, 2019, substantially all securities held had ratings available by external ratings agencies.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At June 30, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$—	$—	$(185)	$2,610	$(185)	$2,610
CMOs:
Residential	(92)	14,315	(4)	4,296	(96)	18,611
Commercial	(68)	3,466	(570)	29,582	(638)	33,048
Municipal bonds	(377)	42,042	(430)	25,309	(807)	67,351
Corporate debt securities	(3)	365	—	—	(3)	365
Agency debentures	(4)	7,353	—	—	(4)	7,353
Total	$(544)	$67,541	$(1,189)	$61,797	$(1,733)	$129,338

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(409)	$18,440	$(1,299)	$68,362	$(1,708)	$86,802
Commercial	(352)	21,494	(6)	2,483	(358)	23,977
CMOs:
Residential	(965)	171,708	(722)	29,264	(1,687)	200,972
Commercial	(680)	67,160	(543)	41,605	(1,223)	108,765
Municipal bonds	(334)	39,127	(648)	45,869	(982)	84,996
Corporate debt securities	(5)	3,689	(38)	1,743	(43)	5,432
Total	$(2,745)	$321,618	$(3,256)	$189,326	$(6,001)	$510,944

There were no HTM in an unrealized loss position at June 30, 2020 or December 31, 2019.

The Company has evaluated investment securities AFS that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to the occurrence of any issuer-specific or industry-specific credit event. In addition, as of June 30, 2020 and December 31, 2019, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield for the periods indicated below. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At June 30, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
AFS
Municipal bonds	3,999	2.71%	9,772	3.72%	50,479	3.31%	502,915	3.34%	567,165	3.34%
Corporate debt securities	364	4.23%	7,044	3.67%	2,604	4.00%	84	6.04%	10,096	3.80%
U.S. Treasury securities	1,305	2.82%	—	—%	—	—%	—	—%	1,305	2.82%
Agency debentures	—	—%	—	—%	—	—%	12,365	1.85%	12,365	1.85%
Total	$5,668	2.83%	$16,816	3.70%	$53,083	3.34%	$515,364	3.30%	$590,931	3.31%

HTM
Municipal bonds	$—	—%	$1,787	2.93%	$2,755	2.15%	$—	—%	$4,542	2.46%

	At December 31, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	5,337	3.41%	555	3.90%	13,000	3.01%	322,426	3.61%	341,318	3.59%
Corporate debt securities	1,007	3.40%	7,544	3.64%	10,022	3.70%	88	6.10%	18,661	3.67%
U.S. Treasury securities	1,307	2.82%	—	—%	—	—%	—	—%	1,307	2.82%
Total	$7,651	3.31%	$8,099	3.66%	$23,022	3.31%	$322,514	3.62%	$361,286	3.59%

HTM
Municipal bonds	—	—%	1,787	2.90%	2,714	2.09%	—	—%	4,501	2.41%

MBS and CMOs are excluded from the tables above because such securities are not due at a single maturity date. The weighted average yield of MBS as of June 30, 2020 and December 31, 2019 was 2.21% and 2.20%, respectively. The weighted average yield of CMOs as of June 30, 2020 and December 31, 2019 was 1.93% and 2.38%, respectively.

The net realized gains realized from the sale of investment securities AFS were $0.2 million and $0.3 million for the quarter and six months ended June 30, 2020, respectively, and $0.1 million for the quarter ended June 30, 2019. The net realized loss from the sale of investment securities AFS was $0.1 million for the six months ended June 30, 2019. Proceeds from the sale of investment securities were $22 million and $24 million for the quarters ended June 30, 2020 and 2019, respectively.

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At June 30, 2020	At December 31, 2019

Washington and California to secure public deposits	$168,032	$200,571
Other securities pledged	2,041	4,332
Total securities pledged as collateral	$170,073	$204,903

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have minimal risk.

Tax-exempt interest income on securities totaling $2.8 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively and $5.1 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively, was recognized.

NOTE 4-LOANS AND CREDIT QUALITY:
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

The Company's LHFI is divided into two portfolio segments, consumer loans and commercial loans. Within each portfolio segment, the Company monitors and assesses credit risk based on the risk characteristics of each of the following loan classes: single family and home equity and other loans within the consumer loan portfolio segment and non-owner occupied commercial real estate, multifamily, construction and land development, owner occupied commercial real estate and commercial business loans within the commercial loan portfolio segment.
LHFI consist of the following.

(in thousands)	At June 30, 2020	December 31, 2019(2)

Consumer loans
Single family (1)	$983,166	$1,072,706
Home equity and other	484,757	553,376
Total	1,467,923	1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	867,967	895,546
Multifamily	1,306,079	999,140
Construction/land development	630,066	701,762
Total	2,804,112	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	462,903	477,316
Commercial business	697,340	414,710
Total	1,160,243	892,026
Total LHFI	5,432,278	5,114,556
ACL	(65,000)	(41,772)
Total LHFI less ACL	$5,367,278	$5,072,784

(1)
Includes $5.8 million and $3.5 million at June 30, 2020 and December 31, 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

(2)	Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

Loans in the amount of $1.6 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. Additionally, loans totaling $552 million and $491 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure borrowings from the Federal Reserve Bank.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At June 30, 2020, the Company had one concentration representing 10% or more of the total portfolio by state and property type for the loan class of multifamily in the state of California, which represented 16.4% of the total portfolio. At December 31, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family in Washington and multifamily in California, which represented 10.7% and 12.2% of the total portfolio, respectively.

Credit Quality
Management considers the level of allowance of credit losses to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio as of June 30, 2020. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the six months ended June 30, 2020 the historical expected loss rates decreased from January 1, 2020 implementation due to minimal losses and our stable portfolio credit composition. During the six months ended June 30, 2020, the Qualitative Factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. As of June 30, 2020, the Bank expects that the markets in which it operates will have deterioration in collateral values and economic outlook over the two-year forecast period, with negative risk factors peaking in the first year and modestly improving in the second year.
In addition to the ACL for LHFI, the Company maintains a separate allowance for credit losses on unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for credit losses on unfunded commitments was $2.1 million and $1.1 million at June 30, 2020 and December 31, 2019, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $20.1 million at June 30, 2020 and was reported in other assets in the consolidated balance sheets.

Activity in the ACL was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Beginning balance	$58,299	$43,176	$41,772	$41,470
Provision for credit losses	6,705	(14)	21,360	1,569
Recoveries, net of (charge-offs)	(4)	92	25	215
Impact of ASC 326 adoption	—	—	1,843	—
Ending balance	$65,000	$43,254	$65,000	$43,254

Activity in the ACL by loan portfolio and loan sub-class was as follows.

	Three Months Ended June 30, 2020
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Reversal)	Ending balance

Consumer loans
Single family	$8,587	$—	$1	$(518)	$8,070
Home equity and other	12,408	(88)	59	(1,253)	11,126
Total	20,995	(88)	60	(1,771)	19,196
Commercial real estate loans
Non-owner occupied commercial real estate	9,021	—	—	(1,696)	7,325
Multifamily	4,265	—	—	1,122	5,387
Construction/land development
Multifamily construction	3,218	—	—	593	3,811
Commercial real estate construction	382	—	—	58	440
Single family construction	6,585	—	—	(716)	5,869
Single family construction to permanent	1,512	—	—	3	1,515
Total	24,983	—	—	(636)	24,347
Commercial and industrial loans
Owner occupied commercial real estate	4,160	—	—	1,481	5,641
Commercial business	8,161	—	24	7,631	15,816
Total	12,321	—	24	9,112	21,457
Total ACL	$58,299	$(88)	$84	$6,705	$65,000

	Three Months Ended June 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Reversal)	Ending balance

Consumer loans
Single family	$8,190	$—	$57	$(707)	$7,540
Home equity and other	6,945	(95)	80	(146)	6,784
Total	15,135	(95)	137	(853)	14,324
Commercial real estate loans
Non-owner occupied commercial real estate	6,172	—	—	(23)	6,149
Multifamily	6,360	—	—	687	7,047
Construction/land development	9,185	—	43	(57)	9,171
Total	21,717	—	43	607	22,367
Commercial and industrial loans
Owner occupied commercial real estate	3,302	—	—	157	3,459
Commercial business	3,022	—	7	75	3,104
Total	6,324	—	7	232	6,563
Total ACL	$43,176	$(95)	$187	$(14)	$43,254

	Six Months Ended June 30, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision (Reversal)	Ending balance

Consumer loans
Single family	$6,450	$468	$—	$54	$1,098	$8,070
Home equity and other	6,233	4,635	(305)	208	355	11,126
Total	12,683	5,103	(305)	262	1,453	19,196
Commercial real estate loans
Non-owner occupied commercial real estate	7,245	(3,392)	—	—	3,472	7,325
Multifamily	7,015	(2,977)	—	—	1,349	5,387
Construction/land development
Multifamily construction	2,848	693	—	—	270	3,811
Commercial real estate construction	624	(115)	—	—	(69)	440
Single family construction	3,800	4,280	—	163	(2,374)	5,869
Single family construction to permanent	1,003	200	—	—	312	1,515
Total	22,535	(1,311)	—	163	2,960	24,347
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	—	—	4,461	5,641
Commercial business	2,915	510	(143)	48	12,486	15,816
Total	6,554	(1,949)	(143)	48	16,947	21,457
Total ACL	$41,772	$1,843	$(448)	$473	$21,360	$65,000

	Six Months Ended June 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Reversal)	Ending balance
Consumer loans
Single family	$8,217	$—	$142	$(819)	$7,540
Home equity and other	6,850	(141)	153	(78)	6,784
Total	15,067	(141)	295	(897)	14,324
Commercial real estate loans
Non-owner occupied commercial real estate	5,495	—	—	654	6,149
Multifamily	5,754	—	—	1,293	7,047
Construction/land development	9,001	—	47	123	9,171
Total	20,250	—	47	2,070	22,367
Commercial and industrial loans
Owner occupied commercial real estate	3,278	—	—	181	3,459
Commercial business	2,875	—	14	215	3,104
Total	6,153	—	14	396	6,563
Total ACL	$41,470	$(141)	$356	$1,569	$43,254

Credit Quality Indicators
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading in accordance with applicable bank regulations. The Company's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The risk rating of 9 is not used.

Per the Company's policies, most commercial loans pools are non-homogenous and are regularly assessed for credit quality. The rating categories can be generally described by the following groupings for non-homogeneous loans:

•
1-6: These loans meet the definition of “Pass" assets. They are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.

•
7: These loans meet the regulatory definition of “Special Mention.” They contain potential weaknesses, that if uncorrected may result in deterioration of the likelihood of repayment or in the Bank’s credit position.

•
8: These loans meet the regulatory definition of “Substandard”. They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.

•	10: A loan, or the portion of a loan determined to meet the regulatory definition of “Loss.” The amounts classified as loss have been charged-off.

The risk rating categories can be generally described by the following groupings for homogeneous loans:

•	1-6: These loans meet the definition of “Pass" assets. A homogenous “Pass” loan is typically risk rated based on payment performance.

•	7: These loans meet the regulatory definition of “Special Mention.” A homogeneous special mention loan, risk rated 7, is less than 90 days past due from the required payment date at month-end.

•	8: These loans meet the regulatory definition of “Substandard”. A homogeneous substandard loan, risk rated 8, is 90 days or more past due from the required payment date at month-end.

•
10: These loans meet the regulatory definition of “Loss”. A closed-end homogeneous loan not secured by real estate is risk rated 10 when past due 120 cumulative days or more from the contractual due date. Closed-end homogenous loans secured by real estate and all open-end homogenous loans are risk rated 10 when past due 180 cumulative days or more from the contractual due date. These loans, or the portion of these loans classified as loss, are generally charged-off in the month in which the applicable past due period elapses.

Small balance commercial loans are generally considered homogenous unless 30 days or more past due or modified in a troubled debt restructuring that was an interest rate concession or payment modification with a significant balloon and the concession period has not been completed. The risk rating classification for such loans are based on the non-homogenous definitions noted above.

Residential, home equity and consumer loans modified in a troubled debt restructuring are considered homogeneous unless the modification was an interest rate concession or payment modification with a significant balloon and the concession modification period has not been completed. The risk rating classification for such loans are based on the non-homogeneous definitions noted above.

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status.

	At June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
CONSUMER PORTFOLIO
Single family
Current	$71,161	$96,155	$206,234	$219,252	$82,049	$302,394	$—	$—	$977,245
Past due:
30-59 days	—	280	—	241	—	454	—	—	975
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	1,088	154	959	—	2,745	—	—	4,946
Total (1)	71,161	97,523	206,388	220,452	82,049	305,593	—	—	983,166
Home equity and other
Current	1,106	2,780	1,980	2,183	787	7,637	453,623	9,763	479,859
Past due:
30-59 days	2	7	—	—	—	—	150	9	168
60-89 days	—	4	3	2	275	—	519	34	837
90+ days	—	23	10	—	—	35	1,531	15	1,614
Total	1,108	2,814	1,993	2,185	1,062	7,672	455,823	9,821	482,478
Total consumer portfolio	$72,269	$100,337	$208,381	$222,637	$83,111	$313,265	$455,823	$9,821	$1,465,644

(1)
Includes $5.8 million at June 30, 2020 of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class, risk rating and delinquency status.

	At June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$39,773	$191,421	$166,749	$147,466	$155,889	$155,826	$9,687	$1,156	$867,967
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	39,773	191,421	166,749	147,466	155,889	155,826	9,687	1,156	867,967
Multifamily
1-6 Pass	467,102	396,612	79,348	73,186	179,180	102,682	7,969	—	1,306,079
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	467,102	396,612	79,348	73,186	179,180	102,682	7,969	—	1,306,079
Multifamily construction
1-6 Pass	1,118	12,400	111,452	11,906	—	—	—	—	136,876
7- Special Mention	—	—	—	—	23,323	—	—	—	23,323
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	1,118	12,400	111,452	11,906	23,323	—	—	—	160,199

	At June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
Commercial real estate construction
1-6 Pass	3,964	—	2,172	46,994	—	636	—	—	53,766
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	3,964	—	2,172	46,994	—	636	—	—	53,766
Single family construction
1-6 Pass	61,773	79,917	41,803	359	468	676	70,788	—	255,784
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	61,773	79,917	41,803	359	468	676	70,788	—	255,784
Single family construction to permanent
Current	19,171	107,660	31,935	3,830	—	—	—	—	162,596
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	19,171	107,660	31,935	3,830	—	—	—	—	162,596
Owner occupied commercial real estate
1-6 Pass	16,514	80,198	53,687	89,007	124,101	61,629	—	8,131	433,267
7- Special Mention	—	—	12,269	10,947	—	—	2	227	23,445
8 - Substandard	—	97	1,111	2,750	678	1,235	—	320	6,191
Total	16,514	80,295	67,067	102,704	124,779	62,864	2	8,678	462,903
Commercial business
1-6 Pass	331,795	85,711	63,543	44,862	21,818	19,912	108,952	5,002	681,595
7- Special Mention	—	—	—	66	—	120	2,032	183	2,401
8 - Substandard	—	715	8,068	453	1,789	1,580	645	94	13,344
Total	331,795	86,426	71,611	45,381	23,607	21,612	111,629	5,279	697,340
Total commercial portfolio	$941,210	$954,731	$572,137	$431,826	$507,246	$344,296	$200,075	$15,113	$3,966,634
Total LHFI	$1,013,479	$1,055,068	$780,518	$654,463	$590,357	$657,561	$655,898	$24,934	$5,432,278

The following tables presents a vintage analysis of year to date charge-offs and year to date recoveries of the consumer portfolio and commercial portfolio segment by loan sub-class.

	At June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
CONSUMER PORTFOLIO
Single family
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	54	—	—	54
Net	—	—	—	—	—	54	—	—	54
Home equity and other
Charge-offs	—	(57)	(23)	(1)	—	—	(224)	—	(305)
Recoveries	—	—	3	2	6	72	125	—	208
Net	—	(57)	(20)	1	6	72	(99)	—	(97)
Consumer Portfolio
Charge-offs	—	(57)	(23)	(1)	—	—	(224)	—	(305)
Recoveries	—	—	3	2	6	126	125	—	262
Total net	$—	$(57)	$(20)	$1	$6	$126	$(99)	$—	$(43)

	At June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Single family construction
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	163	—	—	163
Net	—	—	—	—	—	163	—	—	163
Commercial business
Charge-offs	—	—	—	(41)	(102)	—	—	—	(143)
Recoveries	—	—	—	—	—	48	—	—	48
Net	—	—	—	(41)	(102)	48	—	—	(95)
Commercial portfolio
Charge-offs	—	—	—	(41)	(102)	—	—	—	(143)
Recoveries	—	—	—	—	—	211	—	—	211
Total net	$—	$—	$—	$(41)	$(102)	$211	$—	$—	$68
All loans
Charge-offs	—	(57)	(23)	(42)	(102)	—	(224)	—	(448)
Recoveries	—	—	3	2	6	337	125	—	473
Total net	$—	$(57)	$(20)	$(40)	$(96)	$337	$(99)	$—	$25

Collateral Dependent Loans
A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated costs to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.
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

	At June 30, 2020
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
Consumer loans
Single family	$—	$812	$—	$—	$—	$812
Home equity loans and other	—	—	—	—	—	—
Total	—	812	—	—	—	812
Commercial and industrial loans
Owner occupied commercial real estate	1,789	—	—	4,305	—	6,094
Commercial business	1,787	715	—	230	7,786	10,518
Total	3,576	715	—	4,535	7,786	16,612
Total collateral-dependent loans	$3,576	$1,527	$—	$4,535	$7,786	$17,424

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

The following table presents nonaccrual status for loans in compliance with ASC 326-20-50-16.

	At June 30, 2020			At December 31, 2019
(in thousands)	Nonaccrual	Nonaccrual with no related ACL	90 days or more past due and accruing	Nonaccrual	Nonaccrual with no related ACL	90 days or more past due and accruing

Consumer loans
Single family	$5,174	$1,040	$18,589	$5,364	$1,652	$19,702
Home equity and other	1,614	—	—	1,160	9	—
Total	6,788	1,040	18,589	6,524	1,661	19,702
Commercial and industrial loans
Owner occupied commercial real estate	6,071	6,071	—	2,891	2,892	—
Commercial business	9,048	8,479	—	3,446	2,954	—
Total	15,119	14,550	—	6,337	5,846	—
Total nonaccrual loans	$21,907	$15,590	$18,589	$12,861	$7,507	$19,702

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class.

	At June 30, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual (4)	Current		Total loans

Consumer loans
Single family	$4,173	$2,621	$18,589	$5,174	$30,557	$952,609	(1)	$983,166	(2)
Home equity and other	169	837	—	1,614	2,620	479,858		482,478
Total	4,342	3,458	18,589	6,788	33,177	1,432,467		1,465,644
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	—	867,967		867,967
Multifamily	—	—	—	—	—	1,306,079		1,306,079
Construction/land development
Multifamily construction	—	—	—	—	—	160,199		160,199
Commercial real estate construction	—	—	—	—	—	53,766		53,766
Single family construction	—	—	—	—	—	255,784		255,784
Single family construction to permanent	—	—	—	—	—	162,596		162,596
Total	—	—	—	—	—	2,806,391		2,806,391
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—	6,071	6,071	456,832		462,903
Commercial business	643	2,005	—	9,048	11,696	685,644		697,340
Total	643	2,005	—	15,119	17,767	1,142,476		1,160,243
Total loans	$4,985	$5,463	$18,589	$21,907	$50,944	$5,381,334		$5,432,278

	At December 31, 2019
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual(4)	Current		Total loans

Consumer loans
Single family	$5,694	$4,261	$19,702	$5,364	$35,021	$1,037,685	(1)	$1,072,706	(2)
Home equity and other	837	372	—	1,160	2,369	551,007		553,376
Total	6,531	4,633	19,702	6,524	37,390	1,588,692		1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	—	895,546		895,546
Multifamily	—	—	—	—	—	999,140		999,140
Construction and land development	—	—	—	—	—	701,762		701,762
Total commercial real estate loans
Total	—	—	—	—	—	2,596,448		2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—	2,891	2,891	474,425		477,316
Commercial business	44	—	—	3,446	3,490	411,220		414,710
Total	44	—	—	6,337	6,381	885,645		892,026
Total loans	$6,575	$4,633	$19,702	$12,861	$43,771	$5,070,785		$5,114,556	(3)

(1)
Includes $5.8 million and $3.5 million of loans at June 30, 2020 and December 31, 2019, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

(3)	Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.

(4)	Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $25.6 million and $28.4 million at June 30, 2020 and December 31, 2019, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity during the periods indicated.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs
Consumer loans
Single family
Concession type:
Interest rate reduction	4	$1,023	$—	15	$3,236	$—
Payment restructure	6	1,202	—	9	1,656	—
Total	10	2,225	—	24	4,892	—
Commercial and industrial loans
Owner occupied commercial real estate
Concession type:
Payment restructure	—	—	—	1	678	—
Commercial business
Concession type:
Payment restructure	—	—	—	1	1,125	—
Total commercial and industrial
Concession type:
Payment restructure	—	—	—	2	1,803	—
Total	—	—	—	2	1,803	—
Total loans
Concession type:
Interest rate reduction	4	1,023	—	15	3,236	—
Payment restructure	6	1,202	—	11	3,459	—
Total	10	$2,225	$—	26	$6,695	$—

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
Concession type:
Interest rate reduction	2	$82	$—	7	$1,274	$—
Payment restructure	42	8,723	—	90	18,484	—
Home equity and other
Concession type:
Payment restructure	1	116	—	1	116	—
Total consumer
Concession type:
Interest rate reduction	2	82	—	7	1,274	—
Payment restructure	43	8,839	—	91	18,600	—
Total	45	8,921	—	98	19,874	—
Commercial real estate loans
Construction and land development
Concession type:
Payment restructure	—	—	—	1	4,675	—
Total commercial real estate
Concession type:
Payment restructure	—	—	—	1	4,675	—
Total	—	—	—	1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
Concession type:
Payment restructure	—	—	—	1	5,840	—
Commercial business
Concession type:
Payment restructure	1	259	—	1	259	—
Total commercial and industrial
Concession type:
Payment restructure	1	259	—	2	6,099	—
Total	1	259	—	2	6,099	—
Total loans
Concession type:
Interest rate reduction	2	82	—	7	1,274	—
Payment restructure	44	9,098	—	94	29,374	—
Total	46	$9,180	$—	101	$30,648	$—

The CARES Act provides temporary relief from the accounting and disclosure requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not experiencing financial difficulty if they meet the following qualifying criteria:

•	The modification is in response to the National Emergency related to the COVID pandemic;

•	The borrower was current at the time the modification program was implemented; and

•	The modification is short-term

We have elected to apply temporary relief under Section 4013 of the CARES Act to certain eligible short-term modifications and will not treat qualifying loan modifications as TDRs for accounting or disclosure purposes. Additionally, eligible short-term loan modifications subject to the practical expedient in the interagency guidance will not be treated as TDRs for accounting or disclosure purposes if they qualify.

As of June 30, 2020, excluding any SBA guaranteed loans for which the government is making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA, the Company had granted forbearances on
572 loans with outstanding balances of $350 million.

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

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and six months ended June 30, 2020 and 2019, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended June 30,
	2020		2019
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	4	$918	1	$171

	Six Months Ended June 30,
	2020		2019
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	10	$2,199	6	$1,230

This section reports results prior to the January 1, 2020 adoption of ASC 326 and is presented in accordance with previously applicable GAAP.
The following table summarizes designated loan grades by loan portfolio segment and loan class.

	At December 31, 2019
(in thousands)	Pass		Special mention	Substandard	Total

Consumer loans
Single family	$1,056,166	(1)	$8,802	$5,364	$1,070,332
Home equity and other	531,102		664	1,160	532,926
Total	1,587,268		9,466	6,524	1,603,258
Commercial real estate loans
Non-owner occupied commercial real estate	894,896		—	—	894,896
Multifamily	996,498		—	—	996,498
Construction/land development	681,445		20,954	—	702,399
Total	2,572,839		20,954	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	460,319		12,709	5,144	478,172
Commercial business	402,060		9,405	3,415	414,880
Total	862,379		22,114	8,559	893,052
Total LHFI	$5,022,486		$52,534	$15,083	$5,090,103

(1)
Includes $3.5 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

As of December 31, 2019, none of the Company's loans were rated Loss.

The following tables disaggregate our ACL and recorded investment in loans by impairment methodology.

	At December 31, 2019
(in thousands)	Allowance: collectively evaluated for impairment	Allowance: individually evaluated for impairment	Total	Loans: collectively evaluated for impairment	Loans: individually evaluated for impairment	Total

Consumer loans
Single family	$6,333	$117	$6,450	$1,005,386	$61,503	$1,066,889
Home equity and other	6,815	28	6,843	532,038	863	532,901
Total	13,148	145	13,293	1,537,424	62,366	1,599,790
Commercial real estate loans
Non-owner occupied commercial real estate	7,249	—	7,249	894,896	—	894,896
Multifamily	7,015	—	7,015	996,498	—	996,498
Construction/land development	8,679	—	8,679	702,399	—	702,399
Total	22,943	—	22,943	2,593,793	—	2,593,793
Commercial and industrial loans
Owner occupied commercial real estate	3,640	—	3,640	475,281	2,891	478,172
Commercial business	2,953	8	2,961	411,386	3,494	414,880
Total	6,593	8	6,601	886,667	6,385	893,052
Total loans evaluated for impairment	42,684	153	42,837	5,017,884	68,751	5,086,635
Loans carried at fair value (1)	—	—	—	—	—	3,468
Total LHFI	$42,684	$153	$42,837	$5,017,884	$68,751	$5,090,103

(1)
Comprised of single family loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following tables present impaired loans by loan portfolio segment and loan class.

	At December 31, 2019
(in thousands)	Recorded investment (1)	Unpaid principal balance (2)	Related allowance

With no related allowance recorded:
Consumer loans
Single family(3)	$60,009	$60,448	$—
Home equity and other	472	472	—
Total	60,481	60,920	—
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	2,954	3,267	—
Total	5,845	6,280	—
Total	$66,326	$67,200	$—
With an allowance recorded:
Consumer loans
Single family	$1,494	$1,494	$117
Home equity and other	391	391	28
Total	1,885	1,885	145
Commercial and industrial loans
Commercial business	540	919	8
Total	540	919	8
Total	$2,425	$2,804	$153
Combined:
Consumer loans
Single family (3)	$61,503	$61,942	$117
Home equity and other	863	863	28
Total	62,366	62,805	145
Commercial and industrial loans
Owner occupied commercial real estate	2,891	3,013	—
Commercial business	3,494	4,186	8
Total	6,385	7,199	8
Total impaired loans	$68,751	$70,004	$153

(1)	Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.

(2)
Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.

(3)	Includes $59.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended June 30, 2019

(in thousands)	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$69,664	$720
Home equity and other	1,086	14
Total	70,750	734
Commercial real estate loans
Non-owner occupied commercial real estate	6	—
Multifamily	486	7
Construction/land development	2,338	—
Total	2,830	7
Commercial and industrial loans
Owner occupied commercial real estate	4,112	19
Commercial business	1,679	9
Total	5,791	28
Total impaired loans	$79,371	$769

	Six Months Ended June 30, 2019

(in thousands)	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,968	$1,426
Home equity and other	1,136	32
Total	70,104	1,458
Commercial real estate loans
Non-owner occupied commercial real estate	4	—
Multifamily	488	14
Construction/land development	1,800	—
Total	2,292	14
Commercial and industrial loans
Owner occupied commercial real estate	3,148	112
Commercial business	1,731	20
Total	4,879	132
Total impaired loans	$77,275	$1,604

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows.

(in thousands)	At June 30, 2020	Weighted Average Rate	At December 31, 2019	Weighted Average Rate

Noninterest-bearing demand deposits	$1,316,764	—%	$907,918	—%
Interest-bearing demand deposits	484,869	0.20%	373,832	0.38%
Savings	246,817	0.07%	219,182	0.21%
Money market	2,471,388	0.35%	2,224,494	1.25%
Certificates of deposit	1,136,483	1.69%	1,614,533	2.24%
Total	$5,656,321	0.51%	$5,339,959	1.23%

Certificates of deposit outstanding mature as follows.

(in thousands)	At June 30, 2020

Within one year	$972,161
One to two years	102,972
Two to three years	39,231
Three to four years	12,824
Four to five years	9,295
Total	$1,136,483

The aggregate amount of certificate of deposits in denominations of more than $250 thousand at June 30, 2020 and December 31, 2019 were $138 million and $223 million, respectively. There were $136 million and $266 million of brokered deposits at June 30, 2020 and December 31, 2019, respectively.

NOTE 6–DERIVATIVES AND HEDGING ACTIVITIES:

To reduce the risk of significant interest rate fluctuations on the value of certain assets and liabilities, such as certain mortgage LHFS or MSRs, the Company utilizes derivatives, such as forward sale commitments, futures, option contracts, interest rate swaps and interest rate swaptions as risk management instruments in its hedging strategy. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated balance sheets. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments.

Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value reflected in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. At June 30, 2020 the Company had liabilities of $8.6 million in cash collateral received from counterparties and receivables of $17.1 million in cash collateral paid to counterparties. At December 31, 2019 the cash collateral received from counterparties was $15.2 million with $2.9 million in cash collateral paid to counterparties under derivative transactions.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer loan agreement. The interest rate swap agreements with the customers and third parties are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2020 and December 31, 2019 were $191 million and $144 million, respectively. Mark-to-market losses recorded to other noninterest income in our consolidated income statements were $0.2 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 12, Derivatives and Hedging Activities, within our 2019 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At June 30, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$919,167	$978	$(3,765)
Interest rate lock commitments	464,049	17,967	—
Interest rate swaps	605,113	32,838	(26,395)
Eurodollar futures	646,000	—	(4)
Total derivatives before netting	$2,634,329	51,783	(30,164)
Netting adjustment/Cash collateral (1)		(17,980)	26,499
Carrying value on consolidated balance sheet		$33,803	$(3,665)

	At December 31, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$651,838	$830	$(492)
Interest rate lock commitments	124,379	2,281	(58)
Interest rate swaps	688,516	27,097	(10,889)
Eurodollar futures	2,232,000	3	—
Total derivatives before netting	$3,696,733	30,211	(11,439)
Netting adjustment/Cash collateral (1)		(21,414)	9,101
Carrying value on consolidated balance sheet(2)		$8,797	$(2,338)

(1)	Includes net cash collateral paid of $8.5 million and net cash collateral received of $12.3 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At June 30, 2020
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$51,783	$(17,980)	$33,803	$—	$33,803
Derivative liabilities	(30,164)	26,499	(3,665)	—	(3,665)

	At December 31, 2019
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$30,211	$(21,414)	$8,797	$—	$8,797
Derivative liabilities	(11,439)	9,101	(2,338)	—	(2,338)

(1)	Includes net cash collateral paid of $8.5 million and net cash collateral received of $12.3 million at June 30, 2020 and December 31, 2019, respectively.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019		2020	2019

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(747)	$(11,245)		$4,393	$(11,099)
Loan servicing income (2)	2,318	7,194		22,239	10,877
Other (3)	(222)	25		(716)	34
Total	$1,349	$(4,026)	(4)	$25,916	$(188)	(4)

(1)	Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family LHFS.

(2)	Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as an economic hedge of single family MSRs.

(3)	Comprised of interest rate swaps used as an economic hedge of LHFI.

(4)	Includes both continuing and discontinued operations.

NOTE 7–MORTGAGE BANKING OPERATIONS:

Loans held for sale consisted of the following.

(in thousands)	At June 30, 2020	At December 31, 2019

Single family	$284,865	$105,458
Commercial real estate, multi-family and SBA	18,681	128,841
Amounts attributed to discontinued operations	—	(26,122)
Total LHFS	$303,546	$208,177

LHFS are valued at fair value, primarily single family loans, or at lower of cost or market, primarily commercial real estate loans transferred from held for investment.

Loans sold consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Single family (1)	$397,150	$1,454,064	$707,003	$2,458,913
Commercial real estate, multi-family and SBA	48,622	151,662	331,079	315,733
Total loans sold (2)	$445,772	$1,605,726	$1,038,082	$2,774,646

(1)    2019 amounts include both continuing and discontinued operations.
(2) Includes loans originated as held for investment.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Single family	$28,288	$33,549	$46,119	$68,984
Commercial real estate, multi-family and SBA	1,739	2,826	6,449	5,486
Amounts attributed to discontinued operations	—	(24,197)	—	(59,685)
Gain on loan origination and sale activities	$30,027	$12,178	$52,568	$14,785

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated balance sheets as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At June 30, 2020	At December 31, 2019

Single family	$6,294,226	$7,023,441
Commercial real estate, multi-family and SBA	1,678,906	1,618,876
Total loans serviced for others	$7,973,132	$8,642,317

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

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$2,482	$3,256	$2,871	$3,120
Additions, net of adjustments (1)	(211)	251	(527)	504
Realized losses (2)	(188)	(270)	(261)	(387)
Balance, end of period	$2,083	$3,237	$2,083	$3,237

(1)	Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.

(2)	Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.8 million and $2.5 million were recorded in other assets as of June 30, 2020 and December 31, 2019, respectively.

When the Company has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold (generally loans that are more than 90 days past due), the Company records the loan on its consolidated balance sheet as LHFI. At June 30, 2020 and December 31, 2019, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has recognized on its consolidated balance sheets totaled $21.7 million and $9.4 million, respectively, with a corresponding offsetting amount recorded within accounts payable and other liabilities on the consolidated balance sheets.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Servicing income, net:
Servicing fees and other	$7,860	$6,713	$15,853	$24,161
Amortization of single family MSRs(1)	(4,351)	(3,422)	(7,845)	(12,405)
Amortization of multifamily and SBA MSRs	(1,259)	(1,104)	(2,734)	(2,487)
Total	2,250	2,187	5,274	9,269
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)(3)	(2,166)	(9,414)	(19,010)	(14,692)
Net gain from derivative hedging	2,318	7,194	22,239	10,877
Total	152	(2,220)	3,229	(3,815)
Amounts attributed to discontinued operations	—	2,855	—	(1,531)
Loan servicing income	$2,402	$2,822	$8,503	$3,923

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.

(3)	Includes pre-tax loss of $2.0 million and $1.3 million resulting from the sales of single family MSRs during the three and six months ended June 30, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(rates per annum) (1)	2020	2019	2020	2019

Constant prepayment rate ("CPR") (2)	12.64%	18.03%	13.76%	18.81%
Discount rate (3)	7.88%	9.41%	7.86%	9.55%

(1)	Weighted average rates during the period for sales of loans with similar characteristics.

(2)	Represents the expected lifetime average.

(3)	Discount rate is based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At June 30, 2020

Fair value of single family MSR	$47,804
Expected weighted-average life (in years)	3.61
Constant prepayment rate (1)	17.73%
Impact on fair value of 25 basis points adverse change in interest rates	$(3,455)
Impact on fair value of 50 basis points adverse change in interest rates	$(6,487)
Discount rate	8.10%
Impact on fair value of 100 basis points increase	$(1,541)
Impact on fair value of 200 basis points increase	$(2,983)

(1)	Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac. These sales resulted in a $2.0 million and $1.3 million pre-tax loss from discontinued operations for the three and six months ended June 30, 2019.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Beginning balance	$49,933	$68,250	$68,109	$252,168
Additions and amortization:
Originations	4,211	10,184	6,373	17,471
Sales	—	—	—	(176,944)
Amortization (1)	(4,351)	(3,422)	(7,845)	(12,405)
Net additions and amortization	(140)	6,762	(1,472)	(171,878)
Changes in fair value assumptions (2)	(1,989)	(7,289)	(18,833)	(12,567)
Ending balance	$47,804	$67,723	$47,804	$67,723

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment sped assumptions, which are primarily reflected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Beginning balance	$30,120	$27,692	$29,494	$28,328
Origination	1,648	530	3,605	1,160
Amortization	(1,185)	(995)	(2,516)	(2,261)
Ending balance	$30,583	$27,227	$30,583	$27,227

At June 30, 2020, the expected weighted-average remaining life of the Company's multifamily MSRs was 7.08 years. Projected amortization expense for the gross carrying value of multifamily MSRs is estimated as follows.

(in thousands)	At June 30, 2020

Remainder of 2020	$2,232
2021	4,382
2022	4,167
2023	3,955
2024	3,699
2025	3,363
2026 and thereafter	8,785
Total	$30,583

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

These commitments include the following.

(in thousands)	At June 30, 2020	At December 31, 2019

Unused consumer portfolio lines	$454,252	$485,143
Commercial portfolio lines (1)	675,545	722,242
Commitments to fund loans	22,259	52,762
Total	$1,152,056	$1,260,147

(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $388 million and $435 million at June 30, 2020 and December 31, 2019, respectively.

The Company is in certain agreements to invest in qualifying small businesses and small enterprises, as well as low income housing tax credit partnerships and a tax-exempt bond partnership that have not been recognized in the Company's financial statements. At June 30, 2020 and December 31, 2019, we had $23.4 million and $23.5 million, respectively, of future commitments to invest in these enterprises.

Guarantees

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of June 30, 2020 and December 31, 2019, the total unpaid principal balance of loans sold under this program was $1.6 billion and $1.5 billion, respectively. The Company's reserve liability related to this arrangement totaled $3.1 million and $2.8 million at June 30, 2020 and December 31, 2019, respectively. There were no actual losses incurred under this arrangement during the three and six months ended June 30, 2020 and 2019.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $6.4 billion and $7.1 billion as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheet, of $2.1 million and $2.9 million, respectively.

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

We obtain pricing from third party service providers for determining the fair value of a substantial portion of our investment securities AFS. We have processes in place to evaluate such third party pricing services to ensure information obtained and valuation techniques used are appropriate. For fair value measurements obtained from third party services, we monitor and review the results to ensure the values are reasonable and in line with market experience for similar classes of securities. While the inputs used by the pricing vendor in determining fair value are not provided and therefore unavailable for our review, we do perform certain procedures to validate the values received, including comparisons to other sources of valuation (if available), comparisons to other independent market data and a variance analysis of prices by Company personnel that are not responsible for the performance of the investment securities.

Estimation of Fair Value
Fair value is based on quoted market prices, when available. In cases where a quoted price for an asset or liability is not available, the Company uses valuation models to estimate fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities and pricing spreads utilizing market-based inputs where readily available. The Company believes its valuation methods are appropriate and consistent with those that would be used by other market participants. However, imprecision in estimating unobservable inputs and other factors may result in these fair value measurements not reflecting the amount realized in an actual sale or transfer of the asset or liability in a current market exchange.
The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions and classification of the Company's assets and liabilities.

Asset/Liability class	Valuation methodology, inputs and assumptions	Classification
Investment securities
Investment securities AFS	Observable market prices of identical or similar securities are used where available.	Level 2 recurring fair value measurement.

If market prices are not readily available, value is based on discounted cash flows using the following significant inputs:

•      Expected prepayment speeds
•      Estimated credit losses
•      Market liquidity adjustments
Level 3 recurring fair value measurement.
LHFS
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

(in thousands)	Fair Value at June 30, 2020	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$69,581	$—	$66,805	$2,776
Commercial	46,796	—	46,796	—
Collateralized mortgage obligations:
Residential	294,703	—	294,703	—
Commercial	165,488	—	165,488	—
Municipal bonds	567,165	—	567,165	—
Corporate debt securities	10,096	—	10,012	84
U.S. Treasury securities	1,305	—	1,305	—
Agency debentures	12,365	—	12,365	—
Single family LHFS	284,865	—	284,865	—
Single family LHFI	5,847	—	—	5,847
Single family mortgage servicing rights	47,804	—	—	47,804
Derivatives
Forward sale commitments	978	—	978	—
Interest rate lock commitments	17,967	—	—	17,967
Interest rate swaps	32,838	—	32,838	—
Total assets	$1,557,798	$—	$1,483,320	$74,478
Liabilities:
Derivatives
Eurodollar futures	$4		$4	$—
Forward sale commitments	3,765	—	3,765	—
Interest rate swaps	26,395	—	26,395	—
Total liabilities	$30,164	$—	$30,164	$—

(in thousands)	Fair Value at December 31, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$91,695	$—	$89,831	$1,864
Commercial	38,025	—	38,025	—
Collateralized mortgage obligations:
Residential	291,618	—	291,618	—
Commercial	156,154	—	156,154	—
Municipal bonds	341,318	—	341,318	—
Corporate debt securities	18,661	—	18,573	88
U.S. Treasury securities	1,307	—	1,307	—
Single family LHFS (1)	105,458	—	105,458	—
Single family LHFI	3,468	—	—	3,468
Single family mortgage servicing rights	68,109	—	—	68,109
Derivatives
Eurodollar futures	3	3	—	—
Forward sale commitments	830	—	830	—
Interest rate lock commitments	2,281	—	—	2,281
Interest rate swaps	27,097	—	27,097	—
Total assets	$1,146,024	$3	$1,070,211	$75,810
Liabilities:
Derivatives
Forward sale commitments	$492	$—	$492	$—
Interest rate lock commitments	58	—	—	58
Interest rate swaps	10,889	—	10,889	—
Total liabilities	$11,439	$—	$11,381	$58

(1) Includes both continuing and discontinued operations.

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2020 and 2019.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate locks and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and six months ended June 30, 2020 and 2019, see Note 7, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

The fair value of IRLCs considers several factors, including the fair value in the secondary market of the underlying loan resulting from the exercise of the commitment, the expected net future cash flows related to the associated servicing of the loan (referred to as the value of servicing) and the probability that the commitment will not be converted into a funded loan (referred to as a fall-out factor). The fair value of IRLCs on LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. The significance of the fall-out factor to the fair value measurement of an individual IRLC is generally highest at the time that the rate lock is initiated and declines as closing procedures are performed and the underlying loan gets closer to funding. The fall-out factor applied is based on historical experience. The value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics. Because these inputs are not observable in market trades, the fall-out factor and value of servicing are considered to be level 3 inputs. The fair value of IRLCs decreases in value upon an increase in the fall-out factor and increases in value upon an increase in the value of servicing. Changes in the fall-out factor and value of servicing do not increase or decrease based on movements in other significant unobservable inputs.

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

The Company uses the discounted cash flow model to estimate the fair value of certain loans that have been transferred from held for sale to held for investment and single family LHFS when the fair value of the loans is not derived using observable market inputs. The key assumption in the valuation model is the implied spread to benchmark interest rate curve. The implied spread is not directly observable in the market and is derived from third party pricing which is based on market information from comparable loan pools. The fair value estimate of these certain single family loans that have been transferred from held for sale to held for investment and these certain single family LHFS are sensitive to changes in the benchmark interest rate which might result in a significantly higher or lower fair value measurement.

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $5.8 million and $3.5 million at June 30, 2020 and December 31, 2019, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities AFS.

(dollars in thousands)	At June 30, 2020
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities AFS	$2,861	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Investment securities AFS	$1,952	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family LHFI where fair value option was elected.

(dollars in thousands)	At June 30, 2020
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

LHFI, fair value option	$5,847	Income approach	Implied spread to benchmark interest rate curve	1.43%	2.06%	1.75%

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

LHFI, fair value option	$3,468	Income approach	Implied spread to benchmark interest rate curve	4.56%	6.87%	5.63%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family LHFS where fair value option was elected. We had no LHFS with fair value option that were subject to Level 3 fair value due to a significant unobservable input at June 30, 2020 and December 31, 2019.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	At June 30, 2020
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments	$17,967	Income approach	Fall-out factor	1.48%	48.93%	18.82%
			Value of servicing	0.35%	2.20%	1.28%

(dollars in thousands)	At December 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

Interest rate lock commitments	$2,223	Income approach	Fall-out factor	—%	59.69%	12.20%
			Value of servicing	0.55%	1.77%	1.14%

The following table present fair value changes and activity for Level 3 investment securities AFS.

	Three Months Ended June 30, 2020
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities AFS	$2,885	$—	$—	$(48)	$24	$2,861

	Three Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities AFS	$1,937	$—	$—	$(40)	84	$1,981

	Six Months Ended June 30, 2020
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities AFS	$1,952	$985	$—	$(339)	$263	$2,861

	Six Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Investment securities AFS	$—	$—	$2,379	$(80)	$(318)	$1,981

The following tables present fair value changes and activity for Level 3 LHFS and LHFI.

	Three Months Ended June 30, 2020
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

LHFI	$4,926	$1,667	$—	$(536)	$(210)	$5,847

	Three Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

LHFS	$4,525	$781	$—	$(909)	$30	$4,427
LHFI	4,830	274	—	(603)	(26)	4,475

	Six Months Ended June 30, 2020
(in thousands)	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance

LHFI	$3,468	$3,346	$—	$(783)	$(184)	$5,847

	Six Months Ended June 30, 2019
	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

LHFS	$2,691	$2,667	$—	$(909)	$(22)	$4,427
LHFI	4,057	999	—	(606)	25	4,475

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Beginning balance, net	$13,502	$14,056	$2,223	$10,284
Total realized/unrealized gains	12,266	13,747	28,028	33,412
Settlements	(7,801)	(19,179)	(12,284)	(35,072)
Ending balance, net	$17,967	$8,624	$17,967	$8,624

Nonrecurring Fair Value Measurements

Certain assets held by the Company are not included in the tables above, but are measured at fair value on a quarterly basis. These assets include certain LHFI and OREO that are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The estimated fair values of real estate collateral are generally based on internal evaluations and appraisals of such collateral, which use the market approach and income approach methodologies.

The fair value of commercial properties are generally based on third-party appraisals that consider recent sales of comparable properties, including their income-generating characteristics, adjusted (generally based on unobservable inputs) to reflect the general assumptions that a market participant would make when analyzing the property for purchase. The Company uses a fair value of collateral technique to apply adjustments to the appraisal value of certain commercial LHFI that are collateralized by real estate.

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial LHFI that are not collateralized by real estate. During the three and six months ended June 30, 2020 and 2019, the Company did not apply any adjustments to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and six months ended June 30, 2020 and 2019 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended June 30, 2020
(in thousands)	Fair Value of Assets Held at June 30, 2020	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$1,027	$—	$—	$1,027	$(437)

	At or for the Three Months Ended June 30, 2019
(in thousands)	Fair Value of Assets Held at June 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$348	$—	$—	$348	$(4)

	At or for the Six Months Ended June 30, 2020
(in thousands)	Fair Value of Assets Held at June 30, 2020	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$1,027	$—	$—	$1,027	$(567)

	At or for the Six Months Ended June 30, 2019
(in thousands)	Fair Value of Assets Held at June 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$348	$—	$—	$348	$(4)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At June 30, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$65,918	$65,918	$65,918	$—	$—
Investment securities held to maturity	4,322	4,542	—	4,542	—
LHFI	5,361,431	5,625,875	—	—	5,625,875
LHFS – multifamily and other	18,681	18,681	—	18,681	—
Mortgage servicing rights – multifamily	30,583	32,873	—	—	32,873
Federal Home Loan Bank stock	15,666	15,666	—	15,666	—
Liabilities:
Certificates of deposit	$1,136,483	$1,147,209	$—	$1,147,209	$—
Borrowings	713,590	715,349		715,349
Long-term debt	125,744	112,552	—	112,552	—

	At December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,880	$57,880	$57,880	$—	$—
Investment securities HTM	4,372	4,501	—	4,501	—
LHFI	5,069,316	5,139,078	—	—	5,139,078
LHFS – multifamily and other	128,841	130,720	—	130,720	—
Mortgage servicing rights – multifamily	29,494	32,738	—	—	32,738
Federal Home Loan Bank stock	22,399	22,399	—	22,399	—
Liabilities:
Certificates of deposit	$1,614,533	$1,622,879	$—	$1,622,879	$—
Federal Home Loan Bank advances	346,590	347,949	—	347,949	—
Federal funds purchased and securities sold under agreements to repurchase	125,000	125,101	125,101	—	—
Long-term debt	125,650	115,011	—	115,011	—
NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019

EPS numerator:
Income from continuing operations	$18,904	$8,892	$26,043	$13,950
Undistributed dividends and earnings for share repurchase	—	(343)	—	(330)
Income from continuing operations available to common shareholders	18,904	8,549	26,043	13,620
Income (loss) from discontinued operations	—	(14,480)	—	(21,253)
Net income (loss) available to common shareholders	$18,904	$(5,931)	$26,043	$(7,633)
EPS denominator:
Weighted average shares: (1)
Basic weighted-average number of common shares outstanding	23,330,494	26,619,216	23,509,712	26,820,361
Dilutive effect of outstanding common stock equivalents (2)	149,351	182,914	160,351	173,292
Diluted weighted-average number of common stock outstanding	23,479,845	26,802,130	23,670,063	26,993,653
Net income (loss) per share
Basic:
Income from continuing operations	$0.81	$0.32	$1.11	$0.51
Income (loss) from discontinued operations	—	(0.54)	—	(0.79)
Total	$0.81	$(0.22)	$1.11	$(0.28)
Diluted:
Income from continuing operations	$0.81	$0.32	$1.10	$0.51
Income (loss) from discontinued operations	—	(0.54)	—	(0.79)
Total	$0.81	$(0.22)	$1.10	$(0.28)

(1)	On July 11, 2019, we repurchased $1.7 million of our common shares from a large shareholder group, which would have increased diluted earnings per share.

(2)
Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and six months ended June 30, 2020 and 2019 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted stock units, which could potentially be dilutive in future periods, was 2,365 at June 30, 2020 and 83 at June 30, 2019.

NOTE 11–RESTRUCTURING:

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

The costs incurred include severance, retention, facility related charges and consulting fees. These restructuring activities and related costs have continued into 2020.

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

Restructuring charges primarily consist of facility-related costs and severance costs and are included in the occupancy and the compensation and benefits costs line items on our consolidated income statements in the applicable periods.

The following tables summarize the restructuring charges recognized during the three and six months ended June 30, 2020 and 2019 and the Company's net remaining liability balance at June 30, 2020.

	As of or for the quarter ended June 30,
	2020				2019
	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,240	$292	$125	$1,657	$1,407	$—	$128	$1,535
Transfers-In	—	—	—	—	—	—	—	—
Restructuring charges	1,867	(12)	298	2,153	290	1,000	19	1,309
Costs paid or otherwise settled	(1,412)	(109)	(337)	(1,858)	(274)	(438)	(125)	(837)
Ending balance	$1,695	$171	$86	$1,952	$1,423	$562	$22	$2,007

	As of or for the six months ended June 30,
	2020				2019
	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,235	$510	$159	$1,904	$1,604	$—	$—	$1,604
Transfers-In	497	707	—	1,204
Restructuring charges	2,447	135	786	3,368	194	1,000	147	1,341
Costs paid or otherwise settled	(2,484)	(1,181)	(859)	(4,524)	(375)	(438)	(125)	(938)
Ending balance	$1,695	$171	$86	$1,952	$1,423	$562	$22	$2,007

NOTE 12–SUBSEQUENT EVENT:

On July 23, 2020 the Board authorized an additional $25 million share repurchase program, subject to regulatory approval or non-objection. On the same day, the Board authorized a dividend of $0.15 per share, payable on August 24, 2020 to shareholders of record on August 7, 2020.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in HomeStreet, Inc.'s 2019 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, and our future plans, including the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the first quarter 2020, and the risks and uncertainties discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A of Part II, "Risk Factors," that could cause actual results to differ significantly from those projected. In addition, many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global, national, regional and local business and economic environment as a result.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:

•	Allowance for credit losses ("ACL") for loans held for investment ("LHFI")

•	Fair value of financial instruments and single family mortgage servicing rights ("MSRs")

These policies and estimates are described in further detail in Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2019 Annual Report on Form 10-K and Note 1, Summary of Significant Accounting Policies within this Form 10-Q.

Summary Financial Data

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Select Income Statement data:
Net interest income	$51,496	$49,187	$96,930	$96,744
Provision for credit losses	6,469	—	20,469	1,500
Noninterest income	36,602	19,829	69,232	27,921
Noninterest expense	57,652	58,832	112,836	106,678
Income from continuing operations: (1)
Before income taxes	23,977	10,184	32,857	16,487
Total	18,904	8,892	26,043	13,950
Income per share - diluted	0.81	0.32	1.10	0.51
Return on average equity - annualized
Net income	10.9%	(3.0)%	7.5%	(2.0)%
Income from continuing operations	10.9%	4.8%	7.5%	3.8%
Return on average tangible equity - annualized (2)
Net income	11.4%	(3.2)%	7.9%	(2.1)%
Income from continuing operations	11.4%	5.1%	7.9%	3.9%
Return on average assets - annualized
Net income	1.05%	(0.31)%	0.75%	(0.20)%
Income from continuing operations	1.05%	0.49%	0.75%	0.39%
Efficiency ratio(2)	62.6%	82.4%	65.4%	83.8%
Net interest margin	3.12%	3.11%	3.03%	3.11%

(1)	Discontinued operations accounting was terminated effective January 1, 2020.

(2)
Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(dollars in thousands, except per share data)	June 30, 2020	December 31, 2019

Selected Balance Sheet Data
Loans held for sale	$303,546	208,177
Loans held for investment, net	5,367,278	5,072,784
Allowance for credit losses	65,000	41,772
Investment securities	1,171,821	943,150
Total assets	7,351,118	6,812,435
Deposits	5,656,321	5,339,959
Borrowings	713,590	471,590
Long-term debt	125,744	125,650
Total shareholders' equity	694,649	679,723
Other data:
Book value per share	$30.19	$28.45
Tangible book value per share (2)	28.73	27.02
Total equity to total assets	9.4%	10.0%
Tangible common equity to tangible assets (2)	9.0%	9.5%
Shares outstanding	23,007,400	23,890,855
Loans to deposit ratio	101.4%	99.7%

Credit Quality:
ACL to total loans (1)	1.30%	0.82%
ACL to nonaccrual loans	296.7%	324.8%
Nonaccrual loans to total loans	0.40%	0.25%
Nonperforming assets to total assets	0.31%	0.21%
Nonperforming assets	$22,642	$14,254
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	9.79%	10.56%
Total risk-based capital	14.08%	14.37%
Company
Tier 1 leverage ratio	9.73%	10.16%
Total risk-based capital	13.48%	13.40%

Other data:
Full-time equivalent employees (ending)	987	1,071

(1)	This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA, including PPP loans for June 30, 2020.

(2)
Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Current Developments
COVID-19 Pandemic
The outbreak of COVID-19 has adversely impacted a broad range of industries across the region where the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic and as a result almost all public commerce and related business activities have been and continue to be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted business and other financial activity in the areas in which the Company operates.
Congress, the President and the Federal Reserve have taken several actions designed to cushion the economic fallout related to the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package, which was further expanded in April 2020 by $484 billion. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and health care providers.

We evaluated goodwill for impairment at June 30, 2020 and based on our impairment assessment determined our goodwill assets were not impaired.
The Company has implemented a business continuity plan that includes a remote working strategy and a social distancing and sanitation plan. No material operational failures or internal control challenges have been identified to date. The Company has taken significant measures to protect its employees, such as having most work remotely and where remote work is not viable, implementing a social distancing and sanitation plan. At June 30, 2020, all of our retail deposit branches were open to serve our customers by appointment only and operating under the guidelines issued by Federal, state, and regional health departments.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has executed multiple assistance programs, including a loan forbearance program for its lending customers that are adversely affected by the COVID-19 pandemic.  As of June 30, 2020, the Company had granted a forbearance on 572 qualifying loans with an outstanding loan balance of $350 million (excluding any SBA guaranteed loans for which the government is making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA). In accordance with the CARES Act and interagency guidance issued in March 2020, loans granted forbearance due to COVID-19 are not currently considered troubled debt restructurings under US GAAP.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company assisted its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. Additionally, the Company was paid fees by the SBA based upon the sliding fee scale established for the PPP program. The weighted average fee for these loans was 3.3% and the Company will recognize these fees over the contractual life of the related loan, which will be accelerated if the loan is paid off prior to its maturity. The Company believes that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Company has closed or approved with the SBA, 1,781 PPP loans representing $296 million in outstanding balances. The loans funded through the PPP program are fully guaranteed by the U.S. government.

Other Items

As part of our capital management strategy, in 2020, we repurchased a total of 977,073 shares of our common stock at an average price of $26.20 per share. On March 20, 2020, due to the COVID-19 pandemic we temporarily suspended the current share repurchase program to preserve our capital. In May 2020, we resumed purchases under this program. In July 2020, we announced an additional $25 million stock repurchase program, subject to regulatory approval or non-objection.

Management's Overview of the Second Quarter of 2020 Financial Performance

Discontinued Operations: Results for the first quarter of 2019 reflect the impact of the adoption of a plan of exit or disposal, announced in the first quarter of 2019, with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses as discontinued operations. Discontinued operations reported in the first quarter of 2019 included our entire mortgage banking business as did all prior periods presented. Effective April 1, 2019, the newly organized bank location-based mortgage banking business commenced operations and the associated direct revenues and direct expenses are reported as part of the Company's continuing operations beginning in the second quarter of 2019 and thereafter. Discontinued operations accounting was concluded as of January 1, 2020.

Results of Operations

Second Quarter of 2020 Compared to the Second Quarter of 2019

General: Our income from continuing operations and income from continuing operations before income taxes were $18.9 million and $24.0 million, respectively, in the second quarter of 2020, as compared to $8.9 million and $10.2 million, respectively, during the second quarter of 2019. The $13.8 million increase in income from continuing operations before income taxes was due to higher net interest income, higher noninterest income and lower noninterest expense which were partially offset by a higher provision for credit losses.

Income Taxes: Our effective tax rate during the second quarter of 2020 was 21.2% as compared to 12.7% in the second quarter of 2019 for continuing operations and a statutory rate of 23.7%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. In the second quarter of 2019, the benefits of tax advantaged investments were a higher proportion of total earnings, resulting in a lower effective tax rate.

Net Interest Income: The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets:

	Quarter Ended June 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans	$5,505,913	$55,920	4.03%	$5,631,669	$67,227	4.75%
Investment securities(2)	1,117,449	6,699	2.40%	807,576	5,296	2.62%
FHLB Stock, Fed Funds and other	46,744	75	0.64%	62,981	197	1.25%
Total interest-earning assets	6,670,106	62,694	3.74%	6,502,226	72,720	4.50%
Noninterest-earning assets	537,890			598,073
Total assets	$7,207,996			$7,100,299
Liabilities and shareholders' equity:
Deposits: (1)
Demand deposits	$418,855	$218	0.21%	$394,768	$393	0.40%
Money market and savings	2,636,821	2,562	0.39%	2,254,988	7,029	1.25%
Certificates of deposit	1,164,631	5,438	1.88%	1,712,094	9,662	2.26%
Total deposits	4,220,307	8,218	0.78%	4,361,850	17,084	1.57%
Borrowings:
Borrowings	726,330	654	0.36%	480,966	4,083	3.38%
Long-term debt	125,713	1,434	4.55%	125,528	1,725	5.47%
Total interest-bearing liabilities	5,072,350	10,306	0.81%	4,968,344	22,892	1.80%
Noninterest-bearing liabilities
Demand deposits (1)	1,274,891			1,147,682
Other liabilities	162,234			246,763
Total liabilities	6,509,475			6,362,789
Temporary shareholders' equity	—			6,375
Shareholders' equity	698,521			731,135
Total liabilities and shareholders' equity	$7,207,996			$7,100,299
Net interest income (2)		$52,388			$49,828
Net interest rate spread			2.93%			2.70%
Net interest margin			3.12%			3.11%

(1)	Cost of all deposits, including noninterest-bearing demand deposits was 0.60% and 1.24% for the three months ended June 30, 2020 and 2019, respectively.

(2)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $0.9 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

Net interest income was higher in the second quarter of 2020 as compared to the second quarter of 2019 because our net interest margin increased to 3.12% primarily due to a 23 basis point increase in our net interest rate spread. Our costs of interest-bearing liabilities decreased from 1.80% in the second quarter of 2019 to 0.81% in the second quarter of 2020 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates. The benefit of these lower funding costs was partially offset by lower yields on interest earning assets. The 76 basis point decrease in yield on interest earning assets was due to the origination of loans and purchases of securities with rates below our current portfolio rates, the ongoing repricing of variable rate loans and the prepayment and paydown of higher yielding loans and investments from our portfolios.

Provision for Credit Losses: As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in the both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. The provision for credit losses was $6.5 million for the second quarter of 2020, as compared to no provision in the second quarter of 2019. Due to the adverse economic conditions related to the COVID-19 pandemic, we recorded an additional provision for credit losses in the second quarter of 2020 as an estimate of the potential impact of these conditions on our loan portfolio. The provision recorded in the second quarter of 2020 was based on an evaluation of credit risk related to the commercial business loans and commercial real estate loans granted forbearance during the first and second quarters which we believe will experience a higher probability of default and increased credit losses.

Noninterest Income consisted of the following.

	Quarter Ended June 30,
(in thousands)	2020	2019

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$28,288	$33,549
Commercial real estate, multi-family and SBA	1,739	2,826
Amounts attributed to discontinued operations	—	(24,197)
Loan servicing income	2,402	2,822
Deposit fees	1,566	2,024
Other	2,607	2,805
Total noninterest income	$36,602	$19,829

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Quarter Ended June 30,
(in thousands)	2020	2019

Single family servicing income, net
Servicing fees and other	$4,254	$3,883
Changes - amortization (1)	(4,351)	(3,422)
Net	(97)	461
Risk management, single family MSRs:
Changes in fair value due to assumptions (2) (3)	(2,166)	(9,414)
Net gain (loss) from derivatives hedging	2,318	7,194
Subtotal	152	(2,220)
Single Family servicing income (loss)	55	(1,759)

Commercial loan servicing income:
Servicing fees and other	$3,606	$2,830
Amortization of capitalized MSRs	(1,259)	(1,104)
Total	2,347	1,726
Amounts attributed to discontinued operations	—	2,855
Total loan servicing income	$2,402	$2,822

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax loss of $2.0 million, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the three months ended June 30, 2019.

The increase in noninterest income for the second quarter of 2020 as compared to the second quarter of 2019, was due to a $17.8 million increase in gains on loan sales related to higher volumes of rate locks and an increase in profit margins.

Noninterest Expense consisted of the following.

	Quarter Ended June 30,
(in thousands)	2020	2019

Noninterest expense
Compensation and benefits	$34,427	$34,795
Information services	7,405	7,852
Occupancy	7,959	6,960
General, administrative and other	7,861	9,225
Total noninterest expense	$57,652	$58,832

The $1.2 million decrease in noninterest expense in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to decreases in general and administrative costs related to our cost savings initiatives which were partially offset by $1.6 million of impairments recorded in the second quarter of 2020 related to vacant space resulting from our prior restructuring.

Six Months ended June 30, 2020 Compared to Six Months ended June 30, 2019

General: Our income from continuing operations and income from continuing operations before income taxes were $26.0 million and $32.9 million, respectively, in the six months ended June 30, 2020, as compared to $14.0 million and $16.5 million, respectively, during the six months ended June 30, 2019. The $16.4 million increase in income from continuing operations before income taxes was due to higher noninterest income which was partially offset by a higher provision for credit losses and higher noninterest expense.

Income Taxes: Our effective tax rate during the six months ended June 30, 2020 was 20.7% as compared to 15.4% in the six months ended June 30, 2019 and a statutory rate of 23.7%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. In the first six months of 2019, the benefits of tax advantaged investments were a higher proportion of total earnings, resulting in a lower effective tax rate.

Net Interest Income: The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets:

	Six Months Ended June 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans	$5,362,124	$115,166	4.26%	$5,583,484	$130,349	4.67%
Investment securities(2)	1,048,637	11,668	2.23%	846,477	11,307	2.67%
FHLB Stock, Fed Funds and other	50,865	427	1.68%	63,812	418	1.32%
Total interest-earning assets	6,461,626	127,261	3.91%	6,493,773	142,074	4.50%
Noninterest-earning assets	555,346			659,607
Total assets	$7,016,972			$7,153,380
Interest-bearing liabilities:
Deposits: (1)
Demand deposits	$394,148	$559	0.29%	$385,202	$768	0.40%
Money market and savings	2,559,373	8,965	0.70%	2,214,329	12,982	1.18%
Certificates of deposit	1,323,511	13,572	2.06%	1,654,880	17,814	2.17%
Total deposits	4,277,032	23,096	1.08%	4,254,411	31,564	1.49%
Borrowings:
Borrowings	605,031	2,500	0.82%	690,266	8,985	2.62%
Long-term debt	125,690	3,025	0.48%	125,504	3,469	5.52%
Total interest-bearing liabilities	5,007,753	28,621	1.15%	5,070,181	44,018	1.77%
Noninterest-bearing liabilities
Demand deposits (1)	1,142,186			1,101,852
Other liabilities	172,117			237,380
Total liabilities	6,322,056			6,409,413
Temporary shareholders' equity	—			3,205
Permanent shareholders' equity	694,916			740,762
Total liabilities and shareholders' equity	$7,016,972			$7,153,380
Net interest income (2)		$98,640			$98,056
Net interest spread			2.76%			2.73%
Net interest margin			3.03%			3.11%

(1) Cost of deposits including noninterest-bearing deposits, was 0.86% and 1.19% for the six months ended June 30, 2020 and 2019, respectively.

(2)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $1.7 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

Net interest income was relatively unchanged as the classification of $1.2 million of net interest income associated with the legacy mortgage business in the first quarter of 2019 as discontinued operations in the first quarter of 2019 was offset by lower average balances of interest earning assets and a decrease in our net interest margin. The decrease in our net interest margin was due to the reduced benefit of noninterest-bearing liabilities on the net interest margin as rates decrease and a lower proportion of equity in the first six months of 2020 as compared to the first six months of 2019, the effects of which were partially offset by an increase in our net interest rate spread. Our net interest rate spread increased because decreases in the rates paid on interest bearing liabilities were greater than the decrease in the yield on our interest earning assets. The 59 basis point decrease in yield on interest earning assets was due to the origination of loans and purchases of securities with rates below our current portfolio rates, the ongoing repricing of variable rate loans and the prepayment and paydown of higher yielding loans and investments from our portfolios. Our cost of interest-bearing liabilities decreased from 1.77% in the six months ended June 30, 2019 to 1.15% in the six months ended June 30, 2020 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: The provision for credit losses was $20.5 million for the six months ended June 30, 2020 as compared to $1.5 million in the six months ended June 30, 2019. Due to adverse economic conditions related to the COVID-19 pandemic, we recorded additional provisions for credit losses in the first two quarters of 2020 as an estimate of the potential impact of those conditions on our loan portfolio, including an evaluation of the credit risk related to the commercial business loans and commercial real estate loans granted forbearance during 2020 which we believe will experience a higher probability of default and increased credit losses.

Noninterest Income consisted of the following.

	Six Months Ended June 30,
(in thousands)	2020	2019

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$46,119	$68,984
Commercial	6,449	$5,486
Amounts attributed to discontinued operations	—	(59,685)
Loan servicing income	8,503	3,923
Deposit fees	3,456	3,769
Other	4,705	5,444
Total noninterest income	$69,232	$27,921

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Six Months Ended June 30,
(in thousands)	2020	2019

Single family servicing income, net
Servicing fees and other	$9,233	$18,821
Changes - amortization (1)	(7,845)	(12,405)
Net	1,388	6,416
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(19,010)	(14,692)	(3)
Net gain from derivatives hedging	22,239	10,877
Subtotal	3,229	(3,815)
Single Family servicing income	4,617	2,601

Commercial loan servicing income:
Servicing fees and other	$6,620	$5,340
Amortization of capitalized MSRs	(2,734)	(2,487)
Total	3,886	2,853
Amounts attributed to discontinued operations	—	(1,531)
Total loan servicing income	$8,503	$3,923

(1)	Represents changes due to collection/realization of expected cash flows and curtailments.

(2)	Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.

(3)	Includes pre-tax loss of $1.3 million, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the six months ended June 30, 2019.

The increase in noninterest income for the six months ended June 30, 2020 compared to the same period in 2019 was due to an increase in gains on sale of loans and servicing income. The increase in gains on loan sales was due to higher volumes of rate locks and an increase in profit margins and the classification of $18 million of gains on sales of loans associated with the legacy mortgage business as discontinued operations in the first quarter of 2019. The increase in loan servicing income was due to the classification of $5 million of loan servicing income in the first quarter of 2019 as discontinued operations.

Noninterest Expense from continuing operations consisted of the following.

	Six Months Ended June 30,
(in thousands)	2020	2019

Noninterest expense
Compensation and benefits	$66,859	$60,593
Information services	14,929	15,828
Occupancy	14,728	12,940
General, administrative and other	16,320	17,317
Total noninterest expense	$112,836	$106,678

The $6.2 million increase in noninterest expense in the six months ended June 30, 2020 compared to the same period in the prior year was due to increases in compensation and benefits costs and occupancy costs which were partially offset by lower general and administrative costs. The increase in compensation and benefits costs was due to the classification of $7 million of compensation and benefits costs associated with the legacy mortgage business as discontinued operations in the first quarter of 2019 and increased commissions and bonuses paid on higher loan originations levels, including loans made under PPP, which were partially offset by reduced levels of staffing. Occupancy expenses in the first six months of 2020 included $1.8 million of impairments related to vacant space resulting from our prior restructuring. General and administrative costs declined due to the benefits of our cost savings initiatives.

Financial Condition

During the first six months of 2020, total assets increased by $539 million due to a $229 million increase in investment securities, a $95 million increase in LHFS and a $294 million increase in LHFI which were partially offset by a $19 million decrease in mortgage servicing rights and a $34 million decrease in other assets. The decrease in mortgage servicing rights reflected the impact of increased prepayments while the decrease in other assets was due to a $39 million decrease in right of use lease assets and lease liabilities due to changes in assumptions regarding the exercise of renewal options available under real estate lease agreements.

Investment Securities: The following table details the composition of our investment securities AFS by dollar amount.

	At June 30, 2020	At December 31, 2019
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$69,581	$91,695
Commercial	46,796	38,025
Collateralized mortgage obligations:
Residential	294,703	291,618
Commercial	165,488	156,154
Municipal bonds	567,165	341,318
Corporate debt securities	10,096	18,661
U.S. Treasury securities	1,305	1,307
Agency debentures	12,365	—
Total	$1,167,499	$938,778

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. We designated the majority of these securities as available for sale. We designated securities having a carrying value of $4.3 million at June 30, 2020 as held to maturity.

Loans Held for Investment: The following table details the composition of our LHFI.

(in thousands)	At June 30, 2020	December 31, 2019 (2)

Consumer loans:
Single family (1)	$983,166	$1,072,706
Home equity and other	484,757	553,376
Total consumer loans	1,467,923	1,626,082
Commercial real estate loans:
Non-owner occupied commercial real estate	867,967	895,546
Multifamily	1,306,079	999,140
Construction/land development	630,066	701,762
Total commercial real estate loans	2,804,112	2,596,448
Commercial and industrial loans:
Owner occupied commercial real estate	462,903	477,316
Commercial business	697,340	414,710
Total commercial and industrial loans	1,160,243	892,026
Total (2)	5,432,278	5,114,556
ACL	(65,000)	(41,772)
Net	$5,367,278	$5,072,784

(1)
Includes $5.8 million and $3.5 million at June 30, 2020 and December 31, 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated income statements.

(2)	Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.

LHFI increased $294 million, or 5.8%, from December 31, 2019 due to $1.5 billion of originations, including the origination of $296 million of loans under PPP, which was partially offset by sales of $243 million and prepayments and scheduled principal payments of $940 million.

Deposits: Our deposit balances and weighted average rates were as follows for the periods indicated:

(in thousands)	At June 30, 2020		At December 31, 2019
	Amount	Weight Average Rate	Amount	Weight Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,049,356	—%	$704,743	—%
Interest-bearing transaction and savings deposits:
Interest-bearing demand deposits	484,869	0.20%	373,832	0.38%
Savings accounts	246,817	0.07%	219,182	0.21%
Money market accounts	2,471,388	0.35%	2,224,494	1.25%
Total interest-bearing transaction and savings deposits	3,203,074		2,817,508
Total transaction and savings deposits	4,252,430		3,522,251
Certificates of deposit	1,136,483	1.69%	1,614,533	2.24%
Noninterest-bearing accounts - other	267,408	—%	203,175	—%
Total deposits	$5,656,321	0.51%	$5,339,959	1.23%

Deposits at June 30, 2020 increased $316 million, or 5.9%, from December 31, 2019. The increase in deposits was due to a $446 million increase in business and consumer accounts, due in part to the funding of PPP loans to customer accounts and the addition of new customers through PPP, which was partially offset by a $130 million decrease in wholesale deposits.

The aggregate amount of time deposits in denominations of more than $250 thousand at June 30, 2020 and December 31, 2019 were $138 million and $223 million, respectively. There were $136 million and $266 million of brokered deposits at June 30, 2020 and December 31, 2019, respectively.

Credit Risk Management

The following discussion highlights developments since December 31, 2019 and should be read in conjunction with "Credit Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

As of June 30, 2020, our ratio of nonperforming assets to total assets remained low at 0.31% while our ratio of total loans delinquent over 30 days to total loans was 0.51%. The Company recorded provision for credit losses of $20.5 million for the six months ended June 30, 2020, and the ACL for loans increased by $23.2 million. Due to adverse economic conditions related to the COVID-19 pandemic, we recorded additional provisions for credit losses in the first two quarters of 2020 as an estimate of the potential impact of those conditions on our loan portfolio, including an evaluation of the credit risk related to the commercial business loans and commercial real estate loans granted forbearance during 2020 which we believe will experience a higher probability of default and increased credit losses.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of June 30, 2020 is as follows:

	Forbearances Granted		Forbearances Complete		Forbearances Remaining
(dollars in thousands)	Number	Amount	Number of loans	Amount	Number of loans	Amount
Loan type: (1)
Commercial and industrial:
Commercial business	125	$75,834	114	$71,313	11	$4,521
CRE owner occupied	30	$74,759	23	$53,478	7	$21,281
Subtotal	155	150,593	137	124,791	18	25,802
CRE nonowner occupied	17	$72,909	1	$1,595	16	$71,314
Single family	187	98,031	2	1,484	185	96,547
HELOCs and consumer	213	27,973	4	197	209	27,776
Total	572	$349,506	144	$128,067	428	$221,439

(1) The above schedule does not include any SBA guaranteed loans for which the government is making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA.

The forbearances granted for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of 3 months while the forbearances for single family, HELOCs and consumer loans were generally for a period of 3 to 6 months.

As of June 30, 2020, 88% of the commercial and industrial loans granted forbearance have completed their forbearance period and have resumed payments and only 3% of the borrowers have requested a second forbearance period. The forbearance periods for the majority of the loans granted forbearance that were not complete as of June 30, 2020 are scheduled to be completed in the third quarter of 2020.

A portion of the ACL was related to commercial and industrial and CRE non-owner occupied loans which were granted forbearances. In computing our ACL, we assumed that the probability of default would be elevated for these types of loans. As a result, the ACL as a percentage of the outstanding balance of loans (net of any government guaranteed balances such as the PPP loans) was 4.0% for commercial business loans, 1.2% for CRE owner occupied loans and 0.8% for CRE nonowner occupied loans as of June 30, 2020.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio. We remain cautious in our ongoing evaluation of ultimate credit risk in loans for which we have provided forbearance given the uncertain pandemic environment.

The following table presents the ACL by loan sub class.

	June 30, 2020		January 1, 2020(2)
(in thousands)	Amount	Reserve Rate (1)	Amount	Reserve Rate (1)

Consumer loans
Single family	$8,070	0.93%	$6,918	0.70%
Home equity and other	11,126	2.31%	10,850	1.96%
Total	19,196	1.42%	17,768	1.16%
Commercial real estate loans
Non-owner occupied commercial real estate	7,325	0.84%	3,853	0.43%
Multifamily	5,387	0.41%	4,038	0.40%
Construction/land development
Multifamily construction	3,811	2.38%	3,541	1.88%
Commercial real estate construction	440	0.82%	509	0.92%
Single family construction	5,869	2.29%	8,080	2.84%
Single family construction to permanent	1,515	0.93%	1,221	0.70%
Total	24,347	0.87%	21,242	0.82%
Commercial and industrial loans
Owner occupied commercial real estate	5,641	1.23%	1,180	0.25%
Commercial business	15,816	4.04%	3,425	0.83%
Total	21,457	2.52%	4,605	0.52%
Total ACL	$65,000	1.30%	$43,615	0.87%

(1)	The reserve rate is calculated excluding balances related to loans that are insured by the FHA or guaranteed by the VA or SBA, including PPP loans.

(2)	On January 1, 2020 we adopted ASC 326 ("CECL"). As a result, the ACL as of January 1, 2020 is presented instead of December 31, 2019 so that amounts are comparable.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At June 30, 2020
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$57,879	$812	$58,691
Home equity and other	759	—	759
Total	58,638	812	59,450
Commercial and industrial loans
Owner occupied commercial real estate	—	678	678
Commercial business	43	1,343	1,386
Total	43	2,021	2,064
Total TDRs	$58,681	$2,833	$61,514

(1)	Includes loan balances insured by the FHA or guaranteed by the VA of $48 million at June 30, 2020.

	At December 31, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$59,809	$1,694	$61,503
Home equity and other	853	9	862
	60,662	1,703	62,365
Commercial and industrial loans
Commercial business	48	222	270
Total	48	222	270
Total TDRs	$60,710	$1,925	$62,635
(1) Includes loan balances insured by the FHA or guaranteed by the VA of $49 million at December 31, 2019.

The Company had 303 loan relationships classified as TDRs totaling $61.5 million at June 30, 2020 with no related unfunded commitments. The Company had 305 loan relationships classified as TDRs totaling $62.6 million at December 31, 2019 with no related unfunded commitments. TDR loans within the LHFI portfolio and the related reserves are included in the ACL tables above.

Delinquent loans by loan type consisted of the following.

	At June 30, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual (4)	Current		Total loans

Consumer loans
Single family	$4,173	$2,621	$18,589	$5,174	$30,557	$952,609	(1)	$983,166	(2)
Home equity and other	169	837	—	1,614	2,620	479,858		482,478
Total	4,342	3,458	18,589	6,788	33,177	1,432,467		1,465,644
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	—	867,967		867,967
Multifamily	—	—	—	—	—	1,306,079		1,306,079
Construction and land development
Multifamily construction	—	—	—	—	—	160,199		160,199
Commercial real estate construction	—	—	—	—	—	53,766		53,766
Single family construction	—	—	—	—	—	255,784		255,784
Single family construction to permanent	—	—	—	—	—	162,596		162,596
Total	—	—	—	—	—	2,806,391		2,806,391
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—	6,071	6,071	456,832		462,903
Commercial business	643	2,005	—	9,048	11,696	685,644		697,340
Total	643	2,005	—	15,119	17,767	1,142,476		1,160,243
Total loans	$4,985	$5,463	$18,589	$21,907	$50,944	$5,381,334		$5,432,278

	At December 31, 2019
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more	Nonaccrual	Total past due and nonaccrual (4)	Current		Total loans

Consumer loans
Single family	$5,694	$4,261	$19,702	$5,364	$35,021	$1,037,685	(1)	$1,072,706	(2)
Home equity and other	837	372	—	1,160	2,369	551,007		553,376
Total	6,531	4,633	19,702	6,524	37,390	1,588,692		1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—	—	—	895,546		895,546
Multifamily	—	—	—	—	—	999,140		999,140
Construction and land development	—	—	—	—	—	701,762		701,762
Total	—	—	—	—	—	2,596,448		2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—	2,891	2,891	474,425		477,316
Commercial business	44	—	—	3,446	3,490	411,220		414,710
Total	44	—	—	6,337	6,381	885,645		892,026
Total loans	$6,575	$4,633	$19,702	$12,861	$43,771	$5,070,785		$5,114,556	(3)

(1)
Includes $5.8 million and $3.5 million of loans at June 30, 2020 and December 31, 2019, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.

(2)	FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.

(3)	Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.
(4) Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $25.6 million and $28.4 million at June 30, 2020 and December 31, 2019, respectively.

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
Beginning in March 2020 as the COVID-19 pandemic challenges began to unfold in earnest, management updated its enterprise wide risk assessment and risk monitoring reporting to overlay identified COVID-19 specific risks and mitigations to inform the Board and other constituents.  During the second quarter the Board and its various committees, specifically the Executive Committee, the Enterprise Risk Management Committee and the Credit Committee, continued to be actively engaged in oversight of the heightened risks stemming from the pandemic and the mitigations put in place by management and we re kept apprised of the status through regularly scheduled meetings and special meetings. A Crisis Management Team and the CARES Act Team continued to meet frequently to discuss risks on a real time basis and to oversee the rollout and implementation of federal programs such as the CARES Act and regulatory guidance related to the COVID-19 pandemic. Management level risk reporting for areas of heightened risk is being kept current on a daily, weekly or monthly basis, as appropriate.

For more information on how we manage these business, financial and other risks, see the discussion in "Enterprise Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Liquidity and Sources of Funds

Liquidity risk management is primarily intended to ensure we are able to maintain sources of cash to adequately fund operations and meet our obligations, including demands from depositors, draws on lines of credit and paying any creditors, on a timely and cost-effective basis, in various market conditions. Our liquidity profile is influenced by changes in market conditions, the composition of the balance sheet and risk tolerance levels. The Company has established liquidity guidelines and operating plans that detail the sources and uses of cash and liquidity.

The primary sources of liquidity include deposits, loan payments and investment security payments, both principal and interest, borrowings, and proceeds from the sale of loans and investment securities. Borrowings include advances from the FHLB, federal funds purchased and borrowing from other financial institutions. Additionally, the Company may sell stock or issue long-term debt to raise funds. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit inflows and outflows and prepayments of loans and investment securities are greatly influenced by interest rates, economic conditions and competition.

At June 30, 2020 and December 31, 2019, the Bank had available borrowing capacity of $842 million and $943 million, respectively, from the FHLB, and $373 million and $267 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the six months ended June 30, 2020, cash, cash equivalents increased by $8 million compared to an increase of $41 million for the six months ended June 30, 2019. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the six months ended June 30, 2020, net cash of $145 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the six months ended June 30, 2019, net cash of $108 million was used in operating activities, primarily from the recognition of deferred taxes from the sale of mortgage servicing rights and the net fair value adjustment and gain on sale of LHFS and cash used to fund LHFS production exceeding cash proceeds from the sale of loans.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the six months ended June 30, 2020, net cash of $378 million was used in investing activities, primarily due to the purchase of $335 million investment securities, the origination, net of principal repayments of $403 million of loans, partially offset by $245 million of proceeds from sale of loans originated as held for investment, $56 million proceeds from the sale of investment securities and $78 million from principal repayments and maturities of investment securities. For the six months ended June 30, 2019, net cash of $124 million was provided by investing activities, primarily due to $168 million in net cash provided by disposal of discontinued operations, $339 million from proceeds of loans originated as held for investment and $119 million proceeds from the sale of investment securities, partially offset by $484 million of cash used for the origination of portfolio loans net of principal repayments.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the six months ended June 30, 2020, net cash of $531 million was provided by financing activities, primarily due to $242 million net proceeds on borrowings and a $316 million increase in deposits, partially offset by $26 million from common stock repurchases. For the six months ended June 30, 2019, net cash of $26 million was provided by financing activities, primarily due to $598 million of growth in deposits, partially offset by $564 million net repayments from borrowings and $28 million from our common stock repurchase program.

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

These commitments include the following.

(in thousands)	At June 30, 2020	At December 31, 2019

Unused consumer portfolio lines	$454,252	$485,143
Commercial portfolio lines (1)	675,545	722,242
Commitments to fund loans	22,259	52,762
Total	$1,152,056	$1,260,147
(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $388 million and $435 million at June 30, 2020 and December 31, 2019, respectively.

Capital Resources and Dividend Policy

The capital rules applicable to United States based bank holding companies and federally insured depository institutions (“Capital Rules”) require the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. In addition, prompt correct action regulations place a federally insured depository institution, such as the Bank, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At June 30, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$692,657	9.73%	$284,854	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	632,657	11.17%	254,963	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	692,657	12.23%	339,951	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	763,498	13.48%	453,268	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$688,480	9.79%	$281,244	4.0%	$351,555	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	688,480	12.83%	241,409	4.5%	348,701	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	688,480	12.83%	321,878	6.0%	429,171	8.0%
Total risk-based capital (to risk-weighted assets)	755,564	14.08%	429,171	8.0%	536,464	10.0%

	At December 31, 2019
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	631,323	11.43%	248,523	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52%	331,364	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	739,812	13.40%	441,818	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	712,596	13.50%	237,451	4.5%	342,985	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50%	316,602	6.0%	422,136	8.0%
Total risk-based capital (to risk-weighted assets)	758,303	14.37%	422,136	8.0%	527,669	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At June 30, 2020, capital conservation buffers for the Company and the Bank were 5.48% and 6.08%, respectively.

The Company paid a quarterly cash dividend of $0.15 per common share in each of the first and second quarters of 2020. It is our current intention to continue to pay quarterly dividends and the Company has declared a cash dividend of $0.15 per common share payable on August 24, 2020. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance. These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures provided by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.

We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate a comparison of our performance to prior periods. We believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. In the information below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures to the non-GAAP measures used in this quarterly report on Form 10-Q, or a reconciliation of the non-GAAP calculation of the financial measure.

In this quarterly report on Form 10-Q, we use (i) tangible common equity and tangible assets as we believe this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios; and (ii) an efficiency ratio which is the ratio of noninterest expense to the sum of net interest income and noninterest income, excluding certain items of income or expense and excluding taxes incurred and payable to the state of Washington as such taxes are not classified as income taxes and we believe including them in noninterest expense impacts the comparability of our results to those companies whose operations are in states where assessed taxes on business are classified as income taxes.

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the quarter ended June 30,		As of or for the six months ended June 30,
(dollars in thousands, except share data)	2020	2019	2020	2019

Return on average tangible equity (annualized)
Average shareholders' equity	$698,521	$737,510	$694,916	$743,967
Less: Average goodwill and other intangibles	(33,785)	(36,604)	(33,955)	(32,607)
Average tangible equity	$664,736	$700,906	$660,961	$711,360

Net income (loss)	18,904	(5,588)	26,043	(7,303)
Ratio	11.4%	(3.2)%	7.9%	(2.1)%
Income from continuing operations	18,904	8,892	26,043	13,950
Ratio	11.4%	5.1%	7.9%	3.9%

Efficiency ratio
Noninterest expense
Total	$57,652	$58,832	$112,836	$106,678
Adjustments:
Lease impairment costs	(1,602)	(225)	(1,813)	(225)
Other restructuring related charges	(551)	(1,242)	(1,555)	(1,124)
State of Washington taxes	(675)	(525)	(1,187)	(855)
Adjusted total	$54,824	$56,840	$108,281	$104,474

Total revenues
Net interest income	$51,496	$49,187	$96,930	$96,744
Noninterest income	36,602	19,829	69,232	27,921
Adjustments
Contingent payout	(566)	—	(566)	—
Adjusted total	$87,532	$69,016	$165,596	$124,665

Ratio	62.6%	82.4%	65.4%	83.8%

	As of
(dollars in thousands, except share data)	June 30, 2020	December 31, 2019

Tangible book value per share
Shareholders' equity	$694,649	$679,723
Less: goodwill and other intangibles	(33,563)	(34,252)
Tangible shareholder's equity	$661,086	$645,471
Common shares outstanding	23,007,400	23,890,855
Computed amount	$28.73	$27.02

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$661,086	$645,471
Tangible assets
Total assets	7,351,118	6,812,435
Less: Goodwill and other intangibles	(33,563)	(34,252)
Net	$7,317,555	$6,778,183
Ratio	9.0%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents sensitivity gaps for these different intervals.

	June 30, 2020
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$65,918	$—	$—	$—	$—	$—	$—	$65,918
FHLB Stock	—	—	—	—	—	15,666	—	15,666
Investment securities (1)	103,244	108,635	82,334	139,513	103,295	634,800	—	1,171,821
Mortgage LHFS	303,546	—	—	—	—	—	—	303,546
LHFI (1)	1,325,487	489,317	647,344	1,254,815	1,006,433	708,882	—	5,432,278
Total	1,798,195	597,952	729,678	1,394,328	1,109,728	1,359,348	—	6,989,229
Non-interest-earning assets	—	—	—	—	—	—	361,889	361,889
Total assets	$1,798,195	$597,952	$729,678	$1,394,328	$1,109,728	$1,359,348	$361,889	$7,351,118
Interest-bearing liabilities:
Interest-bearing demand deposit accounts (2)	$484,869	$—	$—	$—	$—	$—	$—	$484,869
Savings accounts (2)	246,817	—	—	—	—	—	—	246,817
Money market accounts (2)	2,471,388	—	—	—	—	—	—	2,471,388
Certificates of deposit	318,218	285,207	368,736	142,203	22,119	—	—	1,136,483
Federal funds purchased and securities sold under agreements to repurchase	250,000	—	—	—	—	—	—	250,000
FHLB advances	180,000	—	—	—	1,125	4,465	—	185,590
Borrowings	278,000	—	—	—	—	—	—	278,000
Long-term debt (3)	60,744	—	—	—	—	65,000	—	125,744
Total	4,290,036	285,207	368,736	142,203	23,244	69,465	—	5,178,891
Non-interest bearing liabilities	—	—	—	—	—	—	1,477,578	1,477,578
Shareholders' equity	—	—	—	—	—	—	694,649	694,649
Total liabilities and shareholders' equity	$4,290,036	$285,207	$368,736	$142,203	$23,244	$69,465	$2,172,227	$7,351,118
Interest sensitivity gap	$(2,491,841)	$312,745	$360,942	$1,252,125	$1,086,484	$1,289,883
Cumulative interest sensitivity gap
Total	$(2,491,841)	$(2,179,096)	$(1,818,154)	$(566,029)	$520,455	$1,810,338
As a % of total assets	(34)%	(30)%	(25)%	(8)%	7%	25%
As a % of cumulative interest-bearing liabilities	42%	52%	63%	89%	110%	135%

(1)	Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.

(2)	Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.

(3)	Based on contractual maturity or our expected sale date.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of June 30, 2020 and December 31, 2019 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	June 30, 2020		December 31, 2019
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	3.1%	(8.8)%	1.0%	(11.6)%
+100	1.6	(3.3)	0.6	(5.4)
-100	(3.5)	2.0	(0.9)	4.1
-200	(4.9)	1.1	(2.4)	6.5

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

At June 30, 2020, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. While the Company is considered liability sensitive as exhibited by the gap table and the projected change in the net portfolio value, our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario. The changes in interest rate sensitivity between December 31, 2019 and June 30, 2020 reflected the impact of lower market interest rates, a flatter and inverted yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. Modeling results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Because the nature of our business involves, among other things, the collection of numerous accounts, the validity of liens and compliance with various state and federal laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment and other consumer matters, including purported class and collective actions. We do not expect that these proceedings, taken as a whole, will have a material adverse effect on our business, financial position or our results of operations. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated balance sheet, results of operation or liquidity, or for which there would be a reasonable possibility of such a loss based on information known at this time.

ITEM 1A	RISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 , and to the risk factors below for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

Risks Related to Our Operations

Our primary markets continue to be significantly impacted by the COVID-19 pandemic, and most of those markets have seen a resurgence in outbreaks of the disease that have resulted in continuing and increased economic impacts.

In recent weeks, many of our primary markets, including Washington state, Oregon and California, have seen a resurgence in COVID-19 infections and as a result, officials in those areas have re-instituted more restrictive stay-home orders. As a result, consumer activity continues to be curtailed, and unemployment continues to be high in certain sectors such as food and beverage service, hospitality and retail, among others. In addition, schools in these areas are largely expected to delay in-person classes into the 2020-2021 school year, which may have further impacts on the ability of those economies to re-open and place added strain on parents who may not be able to find adequate child care to allow them to return to work. In addition to the continued pressure on our credit quality generally, the ongoing restrictions and limitations on economic activity may have a heightened impact on customers who have commercial and industrial loans, as their revenues may be adversely impacted which may in turn impact their ability to make loan payments, thereby increasing the credit risks on those loans. A significant increase in nonaccrual loans or defaulted loans could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue our share repurchase program.
Since the second quarter of 2019, we have been repurchasing shares of our outstanding common stock, primarily in open market purchases, pursuant to repurchase plans authorized by our Board of Directors. Through August 5, 2020, we have repurchased a total of $33 million of our shares in 2020. On July 23, 2020, the Board of Directors approved the repurchase of up to an additional $25 million of our common stock, subject to non-objection from our regulators, to allow us to continue making repurchases. While we expect our regulators will not object to this additional authorization, some larger institutions have been restricted from continuing or implementing stock repurchase programs in the current economic environment, and if our regulators object to our most recent authorization, or if there is a significant change in our financial position due to the economic impacts of the resurgence of the COVID-19 outbreak or otherwise, we will not be able to repurchase our stock, which may negatively impact our stock price in the future.
Protest and civil unrest in our primary markets may adversely impact our communities and our branches.
Most of our primary markets, including Seattle and Portland, continue to have significant protests and, in some cases, civil unrest relating to current political movements, including calls to defund police departments. These protests have resulted in some violence and property damage, especially in downtown areas of those cities, which is disruptive to businesses in those areas and in some cases has forced us to temporarily close certain of our branches for the safety of our customers and employees. If these protests continue or intensify, they may materially impact the ability of certain of our commercial customers to do business in these markets, which in turn may impact their ability to repay certain loans or lower their overall deposits with us. In addition, these activities may also impact our financial situation more directly as we incur expenses or lose income as a result of the intermittent closure of branches in these areas.

We may not be able to timely execute on the implementation of a replacement for the London Interbank Offered Rate (LIBOR) metric in our business.

As previously announced by the Financial Conduct Authority in the United Kingdom, the continuation of LIBOR, a commonly used interest rate, on the current basis cannot and will not be guaranteed after 2021. In response to this, we have begun implementing a change in our instruments that are indexed to LIBOR to use short-term repurchase agreements backed by the U.S. Treasury (SOFR) as an alternative rate source and intend to have moved entirely to SOFR prior to the termination of LIBOR. However, in addition to the potential risks of using SOFR as a replacement for LIBOR, which are discussed in our risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there is also a risk that we may not be able to make such a change in a timely manner or without incurring unexpected additional expense, which may result in uncertainty in certain of our lending documents and financial instruments and may also result in disputes or litigation with customers and creditors over the applicability of the new rate source, all of which could have an adverse effect on our results of operations.

In recent quarters, single family lending has been a significant source of our revenues, which will be subject to significant volatility in future periods as market conditions change.

In recent quarters, due in part to a decrease in interest rates that is fueling added demand for mortgage refinancing originations, we have seen a significant increase in our income from single family lending. In addition, the profitability relating to this lending activity has also increased as the mortgage market generally has been unable to meet the full demand for such refinancings, which has prevented interest rates for such loans from declining as rapidly as the interest rates on other instruments such as treasury bills. While we have been able to take advantage of the increase in volume and upward pressure on pricing, if interest rates were to rise again, we expect the demand for originations would again decline. Similarly, if the mortgage market is able to begin meeting all of the demand for originations, we anticipate that interest rates would decline, thereby negatively impacting profitability. As a result, income from single family lending may experience volatility in the future which would be expected to have a negative impact on our financial results.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended June 30, 2020 were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased (1)	Average price paid per share of common stock	Total number of shares purchased as part of publicly announced plans	Dollar value of remaining authorized repurchase (2)
April	—	$—	—	$17,049
May	20,381	23.21	16,000	16,670
June	381,202	24.19	380,795	7,460
Three months ended June 30, 2020	401,583	24.14	396,795

(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock units and equity compensation arrangements.
(2) Stock repurchases in the second quarter of 2020 were made pursuant to a Board authorized share repurchase program approved on January 23, 2020 pursuant to which the Company could purchase up to $25.0 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.

Sales of Unregistered Securities

There were no sales of unregistered securities during the second quarter of 2020.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 10, 2020.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)