Form 10-Q
period 2020-09-30
HomeStreet, Inc.
filed 2020-11-06
CIK 1518715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
OR
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

The number of outstanding shares of the registrant's common stock as of November 3, 2020 was 21,787,938.

Unless we state otherwise or the content otherwise requires, references in this Form 10-Q to "HomeStreet," "we," "our," "us" or the "Company" refer collectively to HomeStreet, Inc., a Washington corporation, HomeStreet Bank ("Bank"), HomeStreet Capital Corporation ("HomeStreet Capital") and other direct and indirect subsidiaries of HomeStreet, Inc.

PART I

ITEM 1 FINANCIAL STATEMENTS

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2020	December 31, 2019

	(Unaudited)
ASSETS
Cash and cash equivalents	$79,066	$57,880
Investment securities	1,111,468	943,150
Loans held for sale ("LHFS")	421,737	208,177
Loans held for investment ("LHFI") (net of allowance for credit losses of $64,892 and $41,772)	5,229,477	5,072,784
Mortgage servicing rights	78,824	97,603
Premises and equipment, net	69,438	76,973
Other real estate owned ("OREO")	958	1,393
Goodwill and other intangible assets	33,222	34,252
Other assets	385,451	291,595
Assets of discontinued operations	—	28,628
Total assets	$7,409,641	$6,812,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$5,815,690	$5,339,959
Borrowings	514,590	471,590
Long-term debt	125,791	125,650
Accounts payable and other liabilities	257,264	192,910
Liabilities of discontinued operations	—	2,603
Total liabilities	6,713,335	6,132,712
Commitments and contingencies
Shareholders' equity:
Common stock, no par value, authorized 160,000,000 shares, issued and outstanding, 21,994,204 shares and 23,890,855 shares	280,422	300,729
Retained earnings	383,107	374,673
Accumulated other comprehensive income	32,777	4,321
Total shareholders' equity	696,306	679,723
Total liabilities and shareholders' equity	$7,409,641	$6,812,435

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Interest income:
Loans	$57,538	$64,779	$172,275	$194,713
Investment securities	5,667	4,879	16,053	15,327
Cash, Fed Funds and other	532	419	960	799
Total interest income	63,737	70,077	189,288	210,839
Interest expense:
Deposits	5,986	20,502	28,944	51,754
Borrowings	2,067	2,441	7,730	15,207
Total interest expense	8,053	22,943	36,674	66,961
Net interest income	55,684	47,134	152,614	143,878
Provision for credit losses	—	—	20,469	1,500
Net interest income after provision for credit losses	55,684	47,134	132,145	142,378
Noninterest income:
Net gain on loan origination and sale activities	33,130	15,951	85,698	30,736
Loan servicing (loss) income	(1,582)	3,196	6,921	7,119
Deposit fees	1,769	2,079	5,225	5,848
Other	2,838	3,354	7,543	8,798
Total noninterest income	36,155	24,580	105,387	52,501
Noninterest expense:
Compensation and benefits	34,570	33,341	101,429	93,934
Information services	7,401	8,173	22,330	24,001
Occupancy	8,354	6,228	23,082	19,168
General, administrative and other	7,732	7,979	24,052	25,296
Total noninterest expense	58,057	55,721	170,893	162,399
Income from continuing operations before income taxes	33,782	15,993	66,639	32,480
Income taxes from continuing operations	7,433	2,328	14,247	4,865
Income from continuing operations	26,349	13,665	52,392	27,615
Income (loss) from discontinued operations before income taxes	—	190	—	(24,928)
Income taxes for discontinued operations	—	28	—	(3,837)
Income (loss) from discontinued operations	—	162	—	(21,091)
Net income	$26,349	$13,827	$52,392	$6,524
Net income (loss) per share
Basic:
Income from continuing operations	$1.16	$0.55	$2.26	$1.04
Income (loss) from discontinued operations	—	0.01	—	(0.81)
Total	$1.16	$0.55	$2.26	$0.23

Diluted:
Income from continuing operations	$1.15	$0.54	$2.24	$1.03
Income (loss) from discontinued operations	—	0.01	—	(0.80)
Total	$1.15	$0.55	$2.24	$0.22
Weighted average shares outstanding:
Basic	22,665,069	24,419,793	23,226,109	26,020,172
Diluted	22,877,226	24,625,938	23,403,729	26,204,414

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net income	$26,349	$13,827	$52,392	$6,524
Other comprehensive income:
Unrealized gain (loss) investment securities available for sale ("AFS")	5,386	6,675	36,336	32,019
Reclassification for net (gains) losses included in income	15	19	(316)	129
Other comprehensive income before tax	5,401	6,694	36,020	32,148
Income tax impact of:
Unrealized gain (loss) investment securities AFS	1,131	1,402	7,630	6,607
Reclassification for net (gains) losses included in income	3	4	(66)	27
Total	1,134	1,406	7,564	6,634
Other comprehensive income	4,267	5,288	28,456	25,514
Total comprehensive income	$30,616	$19,115	$80,848	$32,038

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except share data)	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total temporary equity	Total permanent equity

For the three months ended September 30, 2019
Balance June 30, 2019	26,085,164	$309,216	$359,252	$2,707	$52,735	$671,175
Net income	—	—	13,827	—	—	13,827
Common stock issued	15,750	95	—	—	—	95
Share-based compensation expense	—	849	(98)	—	—	751
Other comprehensive income	—	—	—	5,288	—	5,288
Common stock repurchased	(1,692,401)	—	—	—	(52,735)	—
Balance, September 30, 2019	24,408,513	$310,160	$372,981	$7,995	$—	$691,136

For the nine months ended September 30, 2019
Balance, December 31, 2018	26,995,348	$342,950	$412,009	$(15,439)	$—	$739,520
Net income	—	—	6,524	—	—	6,524
Common stock issued	69,166	176	—	—	—	176
Share-based compensation expense	—	1,109	(98)	—	—	1,011
Cumulative effect of adoption of new accounting standards	—	—	1,532	(2,080)	—	(548)
Other comprehensive income	—	—	—	25,514	—	25,514
Common stock repurchased	(2,656,001)	(12,199)	(16,127)	—	(52,735)	(28,326)
Reclassification to temporary equity	—	(21,876)	(30,859)	—	52,735	(52,735)
Balance, September 30, 2019	24,408,513	$310,160	$372,981	$7,995	$—	$691,136

For the three months ended September 30, 2020
Balance, June 30, 2020	23,007,400	$290,871	$375,268	$28,510	$—	$694,649
Net income	—	—	26,349	—	—	26,349
Dividends declared on common stock	—	—	(3,450)	—	—	(3,450)
Common stock issued	5,576	108	—	—	—	108
Share-based compensation expense	—	738	—	—	—	738
Other comprehensive income	—	—	—	4,267	—	4,267
Common stock repurchased	(1,018,772)	(11,295)	(15,060)	—	—	(26,355)
Balance, September 30, 2020	21,994,204	$280,422	$383,107	$32,777	$—	$696,306

For the nine months ended September 30, 2020
Balance, December 31, 2019	23,890,855	$300,729	$374,673	$4,321	$—	$679,723
Net income	—	—	52,392	—	—	52,392
Dividends declared on common stock	—	—	(10,556)	—	—	(10,556)
Common stock issued	127,273	1,006	—	—	—	1,006
Share-based compensation expense	—	1,806	—	—	—	1,806
Cumulative effect of adoption of new accounting standards	—	—	(3,740)	—	—	(3,740)
Other comprehensive income	—	—	—	28,456	—	28,456
Common stock repurchased	(2,023,924)	(23,119)	(29,662)	—	—	(52,781)
Balance, September 30, 2020	21,994,204	$280,422	$383,107	$32,777	$—	$696,306

See accompanying notes to consolidated financial statements

HOMESTREET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,392	$6,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	29,415	29,834
Provision for credit losses	20,469	1,500
Net fair value adjustment and gain on sale of LHFS	(55,443)	(72,287)
Gain on sale of mortgage servicing rights	—	(6,206)
Origination of mortgage servicing rights	(19,071)	(27,823)
Change in fair value of mortgage servicing rights	34,033	37,293
Net (gain) loss on sale of investment securities	(316)	128
Net gain on sale of loans originated as held for investment	(3,760)	(6,405)
Loss on lease abandonment and exit costs	4,623	15,816
Change in deferred income taxes	(6,998)	(40,409)
Share-based compensation expense	2,030	1,187
Origination of LHFS	(1,670,272)	(3,232,664)
Proceeds from sale of loans originated as held for sale	1,605,064	3,496,809
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(24,526)	4,195
Increase (decrease) in accounts payable and other liabilities	(7,971)	(25,217)
Net cash provided by (used in) operating activities	(40,331)	182,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(348,384)	(146,780)
Proceeds from sale of investment securities	58,487	144,602
Principal payments on investment securities	152,643	84,890
Proceeds from sale of OREO	650	744
Proceeds from sale of loans originated as held for investment	349,498	528,745
Purchase of loans	(20,124)	—
Proceeds from sale of mortgage servicing rights	—	2,958
Net cash provided by disposal of discontinued operations	2,759	174,333
Net increase in LHFI	(583,723)	(593,292)
Proceeds from sale of property and equipment	1,460	—
Purchase of premises and equipment	(2,972)	(1,196)
Net cash used for acquisitions	—	(47,390)
Proceeds from sale of Federal Home Loan Bank stock	112,808	138,099
Purchases of Federal Home Loan Bank stock	(116,993)	(101,366)
Net cash provided by (used in) investing activities	(393,891)	184,347

	Nine Months Ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	475,639	678,016
Repayment of borrowings	—	(56,000)
Changes in short term borrowings, net	43,000	(890,000)
Repayment of lease principal	(973)	(1,375)
Repurchase of common stock	(51,939)	(81,061)
Proceeds from stock issuance, net	237	—
Dividends paid on common stock	(10,556)	—
Net cash provided by (used in) financing activities	455,408	(350,420)
Net increase in cash and cash equivalents	21,186	16,202
Cash and cash equivalents beginning of period	57,880	58,586
Cash and cash equivalents end of period	$79,066	$74,788
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$36,645	$70,738
Federal and state income taxes	11,236	17,600
Non-cash activities:
Decrease in lease liabilities and lease assets	38,754	—
LHFI foreclosed and transferred to OREO	—	915
Loans transferred from held for investment to held for sale	418,880	617,778
Loans transferred from held for sale to held for investment	6,661	6,488
Ginnie Mae liability recognized with the right to repurchase, net	105,727	(26,418)
Receivable from sale of mortgage servicing rights	—	6,945
Acquisition:
Assets acquired	—	114,725
Liabilities assumed	—	74,941
Goodwill	—	7,606

See accompanying notes to consolidated financial statements

HomeStreet, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

HomeStreet, Inc. and its wholly owned subsidiaries (the "Company") is a diversified financial services company serving customers primarily in the Western United States. The Company is principally engaged in commercial banking, mortgage banking and consumer/retail banking activities. The Company's consolidated financial statements include the accounts of HomeStreet, Inc. and its wholly owned subsidiaries, HomeStreet Capital Corporation, HomeStreet Statutory Trusts and HomeStreet Bank (the "Bank") and the Bank's subsidiaries, HomeStreet Reinsurance, Ltd., Continental Escrow Company, HomeStreet Foundation, HS Properties, Inc., HS Evergreen Corporate Center LLC, Union Street Holdings LLC and HS Cascadia Holdings LLC. HomeStreet Bank was formed in 1986 and is a state-chartered commercial bank.

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

Immaterial Restatement: Subsequent to issuance of the June 30, 2020 financial statements, management concluded that purchases of and proceeds from the sale of Federal Home Loan Bank stock were incorrectly classified as financing activities, rather than investing activities, in the consolidated statements of cash flows. To correct this classification error, amounts previously reported for the purchases of and proceeds from the sale of Federal Home Loan Bank stock for the nine months ended September 30, 2019 as financing activities are reported as investing activities in the consolidated statement of cash flows.

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

Share Repurchase Program

At the beginning of 2020, the Company had in place a share repurchase program under which the Company could purchase up to $8.1 million of its common stock. During the first quarter of 2020 and again in the third quarter of 2020, the Board authorized two additional programs, each for the repurchase of an additional $25 million of the Company’s common stock. During the first nine months of 2020, the Company repurchased 1,995,845 shares of its common stock at an average price of $26.03 per share.

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

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology ("ALLL") with an expected loss methodology that is referred to as the current expected credit losses ("CECL") methodology. The measurement of the expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments. In addition, ASC 326 made changes to the accounting for credit losses for AFS debt securities.
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

Qualitative Factor	Financial Instruments - Credit Losses
Portfolio Credit Quality	The borrower's financial condition, credit rating, credit score, asset quality or business prospects
The borrower's ability to make scheduled interest or principal payments
The volume and severity of past due financial assets and the volume and severity of adversely classified or rated financial assets
Remaining Payments	The remaining payment terms of the financial assets
The remaining time to maturity and the timing and extent of prepayments on the financial assets
Volume & Nature	The nature and volume of the entity's financial assets
Collateral Values	The value of underlying collateral on financial assets in which the collateral-dependent practical expedient has not been utilized
Economic	The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Changes and expected changes in national, regional and local economic and business conditions and developments in which the entity operates, including the condition and expected condition of various market segments
Credit Culture	The entity's lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices, as well as knowledge of the borrower's operations or the borrower's standing in the community
The quality of the entity's credit review system
The experience, ability and depth of the entity's management, lending staff, and other relevant staff
Business Environment	The environmental factors of a borrower and the areas in which the entity's credit is concentrated, such as: Regulatory, legal, or technological environment to which the entity has exposure
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
As outlined in the Bank’s policies, commercial loans pools are non-homogenous and are regularly assessed for credit quality. For purposes of CECL, loans are sub-pooled according to the following AQR Ratings:

•1-6: These loans meet the definition of “Pass" assets. They are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral. The Bank further uses the available AQR ratings for components of the sub-pools.
•7: These loans meet the regulatory definition of “Special Mention.” They contain potential weaknesses, that if uncorrected may result in deterioration of the likelihood of repayment or in the Bank’s credit position.
•8: These loans meet the regulatory definition of “Substandard”. They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.

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
Allowance for Credit Losses for Off-Balance Sheet Credit Exposures
The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. Reserves are required for OBS credit exposures that are not unconditionally cancellable. The allowance for credit losses on unfunded loan commitments is based on an estimate of unfunded commitment utilization over the life of the loan, applying the EL to the estimated utilization balance as of the reporting period. As these estimated credit loss calculations are similar to the funded LHFI they share similar risks plus the additional risk from estimating commitment utilization.

Allowance for Credit Losses for Other Financial Instruments
The Company evaluates AFS securities in an unrealized loss position, using a qualitative approach, at the end of each quarter to determine whether the decline in value is temporary or permanent. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. When qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The Company recognizes an ACL measured as the difference between the present value of expected cash flows and the amortized cost basis of the security, limited by the amount that the security’s fair value is less than its amortized cost basis. The Company does not believe any of these securities that were in an unrealized loss position at September 30, 2020 represent a credit loss impairment.

The Company carries a limited amount of HTM debt securities. Utilizing the CECL approach, the Company determined that the expected credit loss on this portfolio was immaterial, and therefore, an ACL for investment securities was not recorded as of September 30, 2020.

NOTE 2–DISCONTINUED OPERATIONS:

On March 29, 2019, the Company successfully closed and settled two sales of the rights to service $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and Government National Mortgage Association ("Ginnie Mae"), representing 71% of HomeStreet's total single family mortgage loans serviced for others portfolio as of December 31, 2018. The sales resulted in a $333 thousand pre-tax income and $941 thousand pre-tax loss from discontinued operations for the three and nine months ended September 30, 2019, respectively. The Company finalized the servicing transfer for these loans in 2019 and subserviced these loans through the transfer dates. These loans are excluded from the Company's mortgage servicing rights portfolio at September 30, 2019.
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

On June 24, 2019 the Company completed the sale with Homebridge. This sale included assets related to 47 stand-alone HLCs, sublease or lease assignments of the related offices and the transfer of certain related mortgage personnel. These HLCs, along with certain other mortgage banking related assets and liabilities that were to be sold or abandoned within one year, are classified as discontinued operations in 2019 in the accompanying consolidated financial statements. HLCs that were not subleased or assigned were closed during the second quarter of 2019 and none remain. Certain components of the Company's former Mortgage Banking segment, including mortgage servicing rights ("MSRs") on certain mortgage loans that were not part of the sales and right-of-use assets and lease liabilities where we did not obtain full landlord release were classified as continuing operations based on the Company's intent.

At the end of the second quarter 2019, the Company also entered into a non-binding letter of interest to sell its ownership interest in WMS LLC at which time related operations also met the criteria to be classified as discontinued operations for the periods presented. The sales transaction was closed in November 2019, resulting in an immaterial loss on disposal.

These discontinued operations activities, including the exit or disposal of the former Mortgage Banking Segment, were concluded by December 31, 2019. Consequently, we ceased discontinued operations accounting effective January 1, 2020.

The following table summarizes the calculation of the net gain (loss) on disposal of discontinued operations.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Proceeds from asset sales	$—	$186,612
Book value of asset sales	(4)	180,978
Gain on assets sold	4	5,634
Transaction costs (recovery) expenses	(386)	8,791
Compensation expense related to the transactions	596	4,388
Facility and IT related costs (recovery) expenses	(1,466)	14,215
Total costs (recovery) expenses	(1,256)	27,394
Net gain (loss) on disposal	$1,260	$(21,760)

The carrying amount of major classes of assets and liabilities related to discontinued operations consisted of the following.

(in thousands)	December 31, 2019
Assets of discontinued operations
LHFS, at fair value	$26,123
Other assets	2,505
Total	$28,628
Liabilities of discontinued operations
Accounts payable and other liabilities	$2,603

Income Statement of Discontinued Operations

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net interest income	$842	$5,604
Noninterest income	1,604	64,331
Noninterest expense	2,256	94,863
Income (loss) before income taxes	190	(24,928)
Income tax expense (benefit)	28	(3,837)
Income (loss) from discontinued operations	$162	$(21,091)

Cash Flows for Discontinued Operations

(in thousands)	Nine Months Ended September 30, 2019
Net cash provided by operating activities	$196,712
Net cash provided by investing activities	177,291

NOTE 3–INVESTMENT SECURITIES:

The following table sets forth certain information regarding the amortized cost basis and fair values of our investment securities AFS and HTM.

	At September 30, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
Mortgage backed securities ("MBS"):
Residential	$59,259	$1,378	$(184)	$60,453
Commercial	43,660	2,332	(6)	45,986
Collateralized mortgage obligations ("CMOs"):
Residential	256,488	7,408	(10)	263,886
Commercial	159,733	3,744	(270)	163,207
Municipal bonds	530,243	26,528	(137)	556,634
Corporate debt securities	14,452	707	—	15,159
Agency debentures	1,846	—	—	1,846
Total	$1,065,681	$42,097	$(607)	$1,107,171

HTM
Municipal bonds	$4,297	$234	$—	$4,531

	At December 31, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

AFS
MBS:
Residential	$93,283	$120	$(1,708)	$91,695
Commercial	37,972	411	(358)	38,025
CMOs:
Residential	292,370	935	(1,687)	291,618
Commercial	156,693	684	(1,223)	156,154
Municipal bonds	333,303	8,997	(982)	341,318
Corporate debt securities	18,391	313	(43)	18,661
U.S. Treasury securities	1,296	11	—	1,307
Total	$933,308	$11,471	$(6,001)	$938,778

HTM
Municipal bonds	$4,372	$129	$—	$4,501

MBS and CMOs represent securities issued by government sponsored enterprises ("GSEs"). Most of the MBS and CMO securities in our investment portfolio are guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Municipal bonds are comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by either collateral or revenues from the specific project being financed) issued by various municipal corporations. As of September 30, 2020 and December 31, 2019, all securities held, including municipal bonds and corporate debt securities, were rated investment grade, based upon external ratings where available and, where not available, based upon internal ratings which correspond to ratings as defined by Standard and Poor's Rating Services ("S&P") or Moody's Investors Services ("Moody's").

As of September 30, 2020 and December 31, 2019, substantially all investment securities held had ratings available by external ratings agencies.

Investment securities AFS that were in an unrealized loss position are presented in the following tables based on the length of time the individual securities have been in an unrealized loss position.

	At September 30, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$—	$—	$(184)	$2,557	$(184)	$2,557
Commercial	(6)	1,337	—	—	(6)	1,337
CMOs:
Residential	(10)	7,492	—	—	(10)	7,492
Commercial	(119)	9,236	(151)	15,350	(270)	24,586
Municipal bonds	(119)	22,872	(18)	3,626	(137)	26,498
Total	$(254)	$40,937	$(353)	$21,533	$(607)	$62,470

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value

MBS:
Residential	$(409)	$18,440	$(1,299)	$68,362	$(1,708)	$86,802
Commercial	(352)	21,494	(6)	2,483	(358)	23,977
CMOs:
Residential	(965)	171,708	(722)	29,264	(1,687)	200,972
Commercial	(680)	67,160	(543)	41,605	(1,223)	108,765
Municipal bonds	(334)	39,127	(648)	45,869	(982)	84,996
Corporate debt securities	(5)	3,689	(38)	1,743	(43)	5,432
Total	$(2,745)	$321,618	$(3,256)	$189,326	$(6,001)	$510,944

There were no HTM in an unrealized loss position at September 30, 2020 or December 31, 2019.

The Company has evaluated investment securities AFS that are in an unrealized loss position and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to the occurrence of any issuer-specific or industry-specific credit event. In addition, as of September 30, 2020 and December 31, 2019, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis.

The following tables present the fair value of investment securities AFS and HTM by contractual maturity along with the associated contractual yield for the periods indicated below. The weighted-average yield is computed using the contractual coupon of each security weighted based on the fair value of each security and does not include adjustments to a tax equivalent basis.

	At September 30, 2020
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
AFS
Municipal bonds	$2,043	2.88%	$13,943	3.83%	$57,011	3.22%	$483,637	3.29%	$556,634	3.29%
Corporate debt securities	188	4.30%	7,101	3.73%	2,758	4.19%	5,112	4.98%	15,159	4.25%
Agency debentures	—	—%	—	—%	—	—%	1,846	1.65%	1,846	1.65%
Total	$2,231	3.00%	$21,044	3.80%	$59,769	3.26%	$490,595	3.30%	$573,639	3.31%

HTM
Municipal bonds	$—	—%	$1,774	2.93%	$2,757	2.16%	$—	—%	$4,531	2.47%

	At December 31, 2019
	Within one year		After one year through five years		After five years through ten years		After ten years		Total
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield

AFS
Municipal bonds	$5,337	3.41%	$555	3.90%	$13,000	3.01%	$322,426	3.61%	$341,318	3.59%
Corporate debt securities	1,007	3.40%	7,544	3.64%	10,022	3.70%	88	6.10%	18,661	3.67%
U.S. Treasury securities	1,307	2.82%	—	—%	—	—%	—	—%	1,307	2.82%
Total	$7,651	3.31%	$8,099	3.66%	$23,022	3.31%	$322,514	3.62%	$361,286	3.59%

HTM
Municipal bonds	$—	—%	$1,787	2.90%	$2,714	2.09%	$—	—%	$4,501	2.41%

MBS and CMOs are excluded from the tables above because such securities are not due at a single maturity date. The weighted average yield of MBS and CMOs as of September 30, 2020 and December 31, 2019 was 1.94% and 2.34%, respectively.

The net realized gain or loss from the sale of investment securities AFS was a gain of $0.3 million and a loss of $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the sale of investment securities were $3 million and $25 million for the quarters ended September 30, 2020 and 2019, respectively.

The following table summarizes the carrying value of securities pledged as collateral to secure borrowings, public deposits and other purposes as permitted or required by law:

(in thousands)	At September 30, 2020	At December 31, 2019

Washington and California to secure public deposits	$158,634	$200,571
Other securities pledged	607	4,332
Total securities pledged as collateral	$159,241	$204,903

The Company assesses the creditworthiness of the counterparties that hold the pledged collateral and has determined that these arrangements have minimal risk.

Tax-exempt interest income on securities was $2.8 million and $2.5 million for the quarters ended September 30, 2020 and 2019, respectively and $7.9 million and $7.8 million for the nine months ended September 30, 2020 and 2019.

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
LHFI consist of the following.

(in thousands)	At September 30, 2020	At December 31, 2019

Consumer loans
Single family (1)	$936,774	$1,072,706
Home equity and other	446,123	553,376
Total	1,382,897	1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	847,079	895,546
Multifamily	1,327,156	999,140
Construction/land development	590,707	701,762
Total	2,764,942	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	462,613	477,316
Commercial business	683,917	414,710
Total	1,146,530	892,026
Total LHFI	5,294,369	5,114,556
ACL	(64,892)	(41,772)
Total LHFI less ACL	$5,229,477	$5,072,784	(2)

(1)    Includes $7.6 million and $3.5 million at September 30, 2020 and December 31, 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.
(2)    Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform to the current period presentation.

Loans totaling $1.5 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") and loans totaling $594 million and $491 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure borrowings from the Federal Reserve Bank.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

LHFI are primarily secured by real estate located in the Pacific Northwest, California and Hawaii. At September 30, 2020, the Company had one concentration representing 10% or more of the total portfolio by state and property type for the loan class of multifamily in the state of California, which represented 16.9% of the total portfolio. At December 31, 2019, we had concentrations representing 10% or more of the total portfolio by state and property type for the loan classes of single family in Washington and multifamily in California, which represented 10.7% and 12.2% of the total portfolio, respectively.

Credit Quality
Management considers the level of allowance of credit losses to be appropriate to cover credit losses expected over the life of the loans for the LHFI portfolio as of September 30, 2020. The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Bank’s historical loss experience and eight qualitative factors for current and forecasted periods.
During the nine months ended September 30, 2020 the historical expected loss rates decreased from January 1, 2020 implementation due to minimal losses and our stable portfolio credit composition. During the nine months ended September 30, 2020, the Qualitative Factors increased significantly due to the forecasted impacts of the COVID-19 pandemic. As of September 30, 2020, the Bank expects that the markets in which it operates will have deterioration in collateral values and economic outlook over the two-year forecast period, with negative risk factors peaking in the first year and modestly improving in the second year.
In addition to the ACL for LHFI, the Company maintains a separate allowance for credit losses on unfunded loan commitments which is included in accounts payable and other liabilities on our consolidated balance sheets. The allowance for credit losses on unfunded commitments was $1.8 million and $1.1 million at September 30, 2020 and December 31, 2019, respectively.
The Bank has elected to exclude accrued interest receivable from the evaluation of the ACL. Accrued interest on LHFI was $21.1 million at September 30, 2020 and was reported in other assets in the consolidated balance sheets.

Activity in the ACL was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Beginning balance	$65,000	$43,254	$41,772	$41,470
Provision for credit losses	273	177	21,633	1,746
Net (charge-offs) recoveries	(381)	6	(356)	221
Impact of ASC 326 adoption	—	—	1,843	—
Ending balance	$64,892	$43,437	$64,892	$43,437

Allowance for unfunded commitments:
Beginning balance	$2,071		$1,065
Provision for credit losses	(273)		(1,164)
Impact of ASC 326 adoption	—		1,897
Ending balance	$1,798		$1,798

Provision for credit losses:
Allowance for credit losses - loans	$273		$21,633
Allowance for unfunded commitments	(273)		(1,164)
Total	$—		$20,469

Activity in the ACL by loan portfolio and loan sub-class was as follows.

	Three Months Ended September 30, 2020
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$8,070	$(3)	$2	$(1,349)	$6,720
Home equity and other	11,126	(39)	82	(5,165)	6,004
Total	19,196	(42)	84	(6,514)	12,724
Commercial real estate loans
Non-owner occupied commercial real estate	7,325	—	—	1,598	8,923
Multifamily	5,387	—	—	(516)	4,871
Construction/land development
Multifamily construction	3,811	—	—	2,109	5,920
Commercial real estate construction	440	—	—	1,269	1,709
Single family construction	5,869	—	—	(362)	5,507
Single family construction to permanent	1,515	—	—	(309)	1,206
Total	24,347	—	—	3,789	28,136
Commercial and industrial loans
Owner occupied commercial real estate	5,641	—	—	47	5,688
Commercial business	15,816	(447)	24	2,951	18,344
Total	21,457	(447)	24	2,998	24,032
Total ACL	$65,000	$(489)	$108	$273	$64,892

	Three Months Ended September 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$7,540	$—	$1	$(321)	$7,220
Home equity and other	6,784	(68)	59	25	6,800
Total	14,324	(68)	60	(296)	14,020
Commercial real estate loans
Non-owner occupied commercial real estate	6,149	—	—	331	6,480
Multifamily	7,047	—	—	(357)	6,690
Construction/land development	9,171	—	1	169	9,341
Total	22,367	—	1	143	22,511
Commercial and industrial loans
Owner occupied commercial real estate	3,459	—	—	136	3,595
Commercial business	3,104	—	13	194	3,311
Total	6,563	—	13	330	6,906
Total ACL	$43,254	$(68)	$74	$177	$43,437

	Nine Months Ended September 30, 2020
(in thousands)	Prior to adoption of ASC 326	Impact of ASC 326 adoption	Charge-offs	Recoveries	Provision	Ending balance

Consumer loans
Single family	$6,450	$468	$(3)	$56	$(251)	$6,720
Home equity and other	6,233	4,635	(345)	291	(4,810)	6,004
Total	12,683	5,103	(348)	347	(5,061)	12,724
Commercial real estate loans
Non-owner occupied commercial real estate	7,245	(3,392)	—	—	5,070	8,923
Multifamily	7,015	(2,977)	—	—	833	4,871
Construction/land development
Multifamily construction	2,848	693	—	—	2,379	5,920
Commercial real estate construction	624	(115)	—	—	1,200	1,709
Single family construction	3,800	4,280	—	163	(2,736)	5,507
Single family construction to permanent	1,003	200	—	—	3	1,206
Total	22,535	(1,311)	—	163	6,749	28,136
Commercial and industrial loans
Owner occupied commercial real estate	3,639	(2,459)	—	—	4,508	5,688
Commercial business	2,915	510	(590)	72	15,437	18,344
Total	6,554	(1,949)	(590)	72	19,945	24,032
Total ACL	$41,772	$1,843	$(938)	$582	$21,633	$64,892

	Nine Months Ended September 30, 2019
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision	Ending balance
Consumer loans
Single family	$8,217	$—	$143	$(1,140)	$7,220
Home equity and other	6,850	(209)	212	(53)	6,800
Total	15,067	(209)	355	(1,193)	14,020
Commercial real estate loans
Non-owner occupied commercial real estate	5,495	—	—	985	6,480
Multifamily	5,754	—	—	936	6,690
Construction/land development	9,001	—	48	292	9,341
Total	20,250	—	48	2,213	22,511
Commercial and industrial loans
Owner occupied commercial real estate	3,278	—	—	317	3,595
Commercial business	2,875	—	27	409	3,311
Total	6,153	—	27	726	6,906
Total ACL	$41,470	$(209)	$430	$1,746	$43,437

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
Per the Company's policies, most commercial loans pools are non-homogenous and are regularly assessed for credit quality. The rating categories can be generally described by the following groupings for non-homogeneous loans:

•1-6: These loans meet the definition of “Pass" assets. They are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.
•7: These loans meet the regulatory definition of “Special Mention.” They contain potential weaknesses, that if uncorrected may result in deterioration of the likelihood of repayment or in the Bank’s credit position.
•8: These loans meet the regulatory definition of “Substandard”. They are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. They have well-defined weaknesses and have unsatisfactory characteristics causing unacceptable levels of risk.
•10: A loan, or the portion of a loan determined to meet the regulatory definition of “Loss.” The amounts classified as loss have been charged-off.

The risk rating categories can be generally described by the following groupings for homogeneous loans:
•1-6: These loans meet the definition of “Pass" assets. A homogenous “Pass” loan is typically risk rated based on payment performance.
•7: These loans meet the regulatory definition of “Special Mention.” A homogeneous special mention loan, risk rated 7, is less than 90 days past due from the required payment date at month-end.
•8: These loans meet the regulatory definition of “Substandard”. A homogeneous substandard loan, risk rated 8, is 90 days or more past due from the required payment date at month-end.
•10: These loans meet the regulatory definition of “Loss”. A closed-end homogeneous loan not secured by real estate is risk rated 10 when past due 120 cumulative days or more from the contractual due date. Closed-end homogenous loans secured by real estate and all open-end homogenous loans are risk rated 10 when past due 180 cumulative days or more from the contractual due date. These loans, or the portion of these loans classified as loss, are generally charged-off in the month in which the applicable past due period elapses.

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

The following table presents a vintage analysis of the consumer portfolio segment by loan sub-class and delinquency status.

	At September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
CONSUMER PORTFOLIO
Single family
Current	$120,348	$98,136	$185,787	$191,364	$69,662	$268,162	$—	$—	$933,459
Past due:
30-59 days	—	—	—	—	—	208			208
60-89 days	—	—	—	—	—	5	—	—	5
90+ days	—	869	432	386	—	1,415	—	—	3,102
Total (1)	120,348	99,005	186,219	191,750	69,662	269,790	—	—	936,774
Home equity and other
Current	1,263	1,850	1,492	1,698	642	6,119	423,225	8,948	445,237
Past due:
30-59 days	1	8	2	—	—	—	16	9	36
60-89 days	—	13	—	2	—	24	27	—	66
90+ days	—	7	—	—	275	—	502	—	784
Total	1,264	1,878	1,494	1,700	917	6,143	423,770	8,957	446,123
Total consumer portfolio	$121,612	$100,883	$187,713	$193,450	$70,579	$275,933	$423,770	$8,957	$1,382,897

(1)    Includes $7.6 million of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in the consolidated income statements.

The following table presents a vintage analysis of the commercial portfolio segment by loan sub-class, risk rating and delinquency status.

	At September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Non-owner occupied commercial real estate
1-6 Pass	$43,252	$178,975	$165,775	$149,344	$154,706	$150,510	$1,152	$1,132	$844,846
7- Special Mention	—	—	—	—	—	2,233	—	—	2,233
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	43,252	178,975	165,775	149,344	154,706	152,743	1,152	1,132	847,079
Multifamily
1-6 Pass	529,841	352,147	87,127	72,823	178,227	97,681	9,310	—	1,327,156
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	529,841	352,147	87,127	72,823	178,227	97,681	9,310	—	1,327,156
Multifamily construction
1-6 Pass	3,191	16,531	87,466	11,866	—	—	—	—	119,054
7- Special Mention	—	—	—	—	24,306	—	—	—	24,306
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	3,191	16,531	87,466	11,866	24,306	—	—	—	143,360

	At September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
Commercial real estate construction
1-6 Pass	3,963	—	2,139	34,023	—	625	4,299	—	45,049
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	3,963	—	2,139	34,023	—	625	4,299	—	45,049
Single family construction
1-6 Pass	88,961	56,107	25,891	—	—	605	66,687	—	238,251
7- Special Mention	—	—	—	—	—	—	—	—	—
8 - Substandard	—	—	—	—	—	—	—	—	—
Total	88,961	56,107	25,891	—	—	605	66,687	—	238,251
Single family construction to permanent
Current	41,432	100,282	20,707	1,626	—	—	—	—	164,047
Past due:
30-59 days	—	—	—	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—	—	—	—
90+ days	—	—	—	—	—	—	—	—	—
Total	41,432	100,282	20,707	1,626	—	—	—	—	164,047
Owner occupied commercial real estate
1-6 Pass	29,511	60,237	53,197	86,728	106,953	51,267	—	6,171	394,064
7- Special Mention	—	—	12,062	11,930	—	—	1	224	24,217
8 - Substandard	—	19,511	1,111	3,189	17,217	1,198	—	2,106	44,332
Total	29,511	79,748	66,370	101,847	124,170	52,465	1	8,501	462,613
Commercial business
1-6 Pass	345,361	77,834	54,636	34,086	20,849	18,549	87,579	3,370	642,264
7- Special Mention	—	794	384	7,360	—	—	1,756	175	10,469
8 - Substandard	—	5,578	12,129	1,902	1,805	1,184	8,494	92	31,184
Total	345,361	84,206	67,149	43,348	22,654	19,733	97,829	3,637	683,917
Total commercial portfolio	$1,085,512	$867,996	$522,624	$414,877	$504,063	$323,852	$179,278	$13,270	$3,911,472
Total LHFI	$1,207,124	$968,879	$710,337	$608,327	$574,642	$599,785	$603,048	$22,227	$5,294,369

The following tables present a vintage analysis of year to date charge-offs and year to date recoveries of the consumer portfolio and commercial portfolio segment by loan sub-class.

	At September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
CONSUMER PORTFOLIO
Single family
Charge-offs	$—	$(3)	$—	$—	$—	$—	$—	$—	$(3)
Recoveries	—	—	—	—	—	56	—	—	56
Net	—	(3)	—	—	—	56	—	—	53
Home equity and other
Charge-offs	—	(60)	(32)	(1)	—	—	(252)	—	(345)
Recoveries	—	12	4	6	6	123	140	—	291
Net	—	(48)	(28)	5	6	123	(112)	—	(54)
Consumer Portfolio
Charge-offs	—	(63)	(32)	(1)	—	—	(252)	—	(348)
Recoveries	—	12	4	6	6	179	140	—	347
Total net	$—	$(51)	$(28)	$5	$6	$179	$(112)	$—	$(1)

	At September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	2015 and prior	Revolving	Revolving-term	Total
COMMERCIAL PORTFOLIO
Single family construction
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Recoveries	—	—	—	—	—	163	—	—	163
Net	—	—	—	—	—	163	—	—	163
Commercial business
Charge-offs	—	—	—	(41)	(102)	(447)	—	—	(590)
Recoveries	—	—	—	—	—	72	—	—	72
Net	—	—	—	(41)	(102)	(375)	—	—	(518)
Commercial portfolio
Charge-offs	—	—	—	(41)	(102)	(447)	—	—	(590)
Recoveries	—	—	—	—	—	235	—	—	235
Total net	$—	$—	$—	$(41)	$(102)	$(212)	$—	$—	$(355)
All loans
Charge-offs	—	(63)	(32)	(42)	(102)	(447)	(252)	—	(938)
Recoveries	—	12	4	6	6	414	140	—	582
Total net	$—	$(51)	$(28)	$(36)	$(96)	$(33)	$(112)	$—	$(356)

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

	At September 30, 2020
(in thousands)	Land	1-4 Family	Multifamily	Non-residential real estate	Other non-real estate	Total
Consumer loans
Single family	$—	$1,067	$—	$—	$—	$1,067
Home equity loans and other	—	—	—	—	—	—
Total	—	1,067	—	—	—	1,067
Commercial and industrial loans
Owner occupied commercial real estate	1,789	—	—	4,296	—	6,085
Commercial business	1,787	715	—	228	5,947	8,677
Total	3,576	715	—	4,524	5,947	14,762
Total collateral-dependent loans	$3,576	$1,782	$—	$4,524	$5,947	$15,829

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

The following table presents nonaccrual status for loans in compliance with ASC 326-20-50-16.

	At September 30, 2020			At December 31, 2019
(in thousands)	Nonaccrual	Nonaccrual with no related ACL	90 days or more past due and accruing	Nonaccrual	Nonaccrual with no related ACL	90 days or more past due and accruing

Consumer loans
Single family	$4,617	$1,479	$13,051	$5,364	$1,652	$19,702
Home equity and other	1,747	2	—	1,160	9	—
Total	6,364	1,481	13,051	6,524	1,661	19,702
Commercial and industrial loans
Owner occupied commercial real estate	6,085	6,085	—	2,891	2,892	—
Commercial business	8,677	5,973	2,637	3,446	2,954	—
Total	14,762	12,058	2,637	6,337	5,846	—
Total nonaccrual loans	$21,126	$13,539	$15,688	$12,861	$7,507	$19,702

The following tables present an aging analysis of past due loans by loan portfolio segment and loan sub-class.

	At September 30, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (4)	Current	Total loans

Consumer loans
Single family	$2,092	$1,030	$13,051	(2)	$4,617	$20,790	$915,984	$936,774	(1)
Home equity and other	34	60	—		1,747	1,841	444,282	446,123
Total	2,126	1,090	13,051		6,364	22,631	1,360,266	1,382,897
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—		—	—	847,079	847,079
Multifamily	—	—	—		—	—	1,327,156	1,327,156
Construction/land development
Multifamily construction	—	—	—		—	—	143,360	143,360
Commercial real estate construction	—	—	—		—	—	45,049	45,049
Single family construction	—	—	—		—	—	238,251	238,251
Single family construction to permanent	—	—	—		—	—	164,047	164,047
Total	—	—	—		—	—	2,764,942	2,764,942
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		6,085	6,085	456,528	462,613
Commercial business	—	—	2,637		8,677	11,314	672,603	683,917
Total	—	—	2,637		14,762	17,399	1,129,131	1,146,530
Total loans	$2,126	$1,090	$15,688		$21,126	$40,030	$5,254,339	$5,294,369
%	0.04%	0.02%	0.30%		0.40%	0.76%	99.24%	100.00%

	At December 31, 2019
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual(4)	Current	Total loans

Consumer loans
Single family	$5,694	$4,261	$19,702	(2)	$5,364	$35,021	$1,037,685	$1,072,706	(1)
Home equity and other	837	372	—		1,160	2,369	551,007	553,376
Total	6,531	4,633	19,702		6,524	37,390	1,588,692	1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—		—	—	895,546	895,546
Multifamily	—	—	—		—	—	999,140	999,140
Construction and land development	—	—	—		—	—	701,762	701,762
Total	—	—	—		—	—	2,596,448	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		2,891	2,891	474,425	477,316
Commercial business	44	—	—		3,446	3,490	411,220	414,710
Total	44	—	—		6,337	6,381	885,645	892,026
Total loans	$6,575	$4,633	$19,702		$12,861	$43,771	$5,070,785	$5,114,556	(3)
%	0.13%	0.09%	0.39%		0.25%	0.86%	99.14%	100.00%

(1)Includes $7.6 million and $3.5 million of loans at September 30, 2020 and December 31, 2019, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.
(4)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $17.7 million and $28.4 million at September 30, 2020 and December 31, 2019, respectively.

The following tables present information about troubled debt restructuring ("TDR") activity during the periods indicated.

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs
Consumer loans
Single family
Concession type:
Interest rate reduction	8	$1,642	$—	23	$4,878	$—
Payment restructure	1	411	—	10	2,067	—
Total	9	2,053	—	33	6,945	—
Commercial and industrial loans
Owner occupied commercial real estate
Concession type:
Payment restructure	—	—	—	1	678	—
Commercial business
Concession type:
Payment restructure	—	—	—	1	1,125	—
Total commercial and industrial
Concession type:
Payment restructure	—	—	—	2	1,803	—
Total	—	—	—	2	1,803	—
Total loans
Concession type:
Interest rate reduction	8	1,642	—	23	4,878	—
Payment restructure	1	411	—	12	3,870	—
Total	9	$2,053	$—	35	$8,748	$—

	Quarter Ended September 30, 2019			Nine Months Ended September 30, 2019
(dollars in thousands)	Number of loan modifications	Recorded investment	Related charge- offs	Number of loan modifications	Recorded investment	Related charge- offs

Consumer loans
Single family
Concession type:
Interest rate reduction	6	$1,112	$—	13	$2,386	$—
Payment restructure	21	5,420	—	111	23,904	—
Home equity and other
Concession type:
Payment restructure	—	—	—	1	116	—
Total consumer
Concession type:
Interest rate reduction	6	1,112	—	13	2,386	—
Payment restructure	21	5,420	—	112	24,020	—
Total	27	6,532	—	125	26,406	—
Commercial real estate loans
Construction and land development
Concession type:
Payment restructure	—	—	—	1	4,675	—
Total commercial real estate
Concession type:
Payment restructure	—	—	—	1	4,675	—
Total	—	—	—	1	4,675	—
Commercial and industrial loans
Owner occupied commercial real estate
Concession type:
Payment restructure	—	—	—	1	5,840	—
Commercial business
Concession type:
Payment restructure	—	—	—	1	259	—
Total commercial and industrial
Concession type:
Payment restructure	—	—	—	2	6,099	—
Total	—	—	—	2	6,099	—
Total loans
Concession type:
Interest rate reduction	6	1,112	—	13	2,386	—
Payment restructure	21	5,420	—	115	34,794	—
Total	27	$6,532	$—	128	$37,180	$—

The following table presents loans that were modified as TDRs within the previous 12 months and subsequently re-defaulted during the three and nine months ended September 30, 2020 and 2019, respectively. A TDR loan is considered re-defaulted when it becomes doubtful that the objectives of the modifications will be met, generally when a consumer loan TDR becomes 60 days or more past due on principal or interest payments or when a commercial loan TDR becomes 90 days or more past due on principal or interest payments.

	Three Months Ended September 30,
	2020		2019
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	6	$1,038	3	$643

	Nine Months Ended September 30,
	2020		2019
(dollars in thousands)	Number of loan relationships that re-defaulted	Recorded investment	Number of loan relationships that re-defaulted	Recorded investment

Consumer loans - single family	16	$3,237	9	$1,873

The CARES Act provides temporary relief from the accounting and disclosure requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not experiencing financial difficulty if they meet the following qualifying criteria:

•The modification is in response to the National Emergency related to the COVID pandemic;
•The borrower was current at the time the modification program was implemented; and
•The modification is short-term

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

As of September 30, 2020, excluding any SBA guaranteed loans for which the government is making payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA, the Company has outstanding balances of $206 million on 375 loans that were approved for forbearance under this program.

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

(1)Includes partial charge-offs and nonaccrual interest paid and purchase discounts and premiums.
(2)Unpaid principal balance does not include partial charge-offs, purchase discounts and premiums or nonaccrual interest paid. Related allowance is calculated on net book balances not unpaid principal balances.
(3)Includes $59.8 million in single family performing TDRs.

The following tables provide the average recorded investment and interest income recognized on impaired loans by portfolio segment and class.

	Three Months Ended September 30, 2019

(in thousands)	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$67,814	$662
Home equity and other	1,044	14
Total	68,858	676
Commercial real estate loans
Multifamily	242	—
Construction/land development	677	—
Total	919	—
Commercial and industrial loans
Owner occupied commercial real estate	1,744	—
Commercial business	1,842	9
Total	3,586	9
Total impaired loans	$73,363	$685

	Nine Months Ended September 30, 2019

(in thousands)	Average Recorded Investment	Interest Income Recognized
Consumer loans
Single family	$68,181	$2,088
Home equity and other	1,112	46
Total	69,293	2,134
Commercial real estate loans
Non-owner occupied commercial real estate	3	—
Multifamily	366	14
Construction/land development	1,689	—
Total	2,058	14
Commercial and industrial loans
Owner occupied commercial real estate	2,936	112
Commercial business	1,889	29
Total	4,825	141
Total impaired loans	$76,176	$2,289

NOTE 5–DEPOSITS:

Deposit balances, including stated rates, were as follows:

(in thousands)	At September 30, 2020	Weighted Average Rate	At December 31, 2019	Weighted Average Rate

Noninterest-bearing demand deposits	$1,323,794	—%	$907,918	—%
Interest-bearing demand deposits	545,890	0.10%	373,832	0.38%
Savings	258,727	0.07%	219,182	0.21%
Money market	2,512,440	0.23%	2,224,494	1.25%
Certificates of deposit	1,174,839	1.20%	1,614,533	2.24%
Total	$5,815,690	0.36%	$5,339,959	1.23%

Certificates of deposit outstanding mature as follows:

(in thousands)	At September 30, 2020

Within one year	$1,021,713
One to two years	104,781
Two to three years	27,938
Three to four years	15,253
Four to five years	5,123
Thereafter	31
Total	$1,174,839

The aggregate amount of certificate of deposits in denominations of more than $250 thousand at September 30, 2020 and December 31, 2019 were $137 million and $223 million, respectively. There were $195 million and $266 million of brokered deposits at September 30, 2020 and December 31, 2019, respectively.

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

Derivatives are reported at their respective fair values in the other assets or accounts payable and other liabilities line items on the consolidated balance sheets, with changes in fair value recognized in current period earnings.

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

The collateral used under the Company's master netting agreements is typically cash, but securities may be used under agreements with certain counterparties. Receivables related to cash collateral that has been paid to counterparties is included in other assets. Payables related to cash collateral that has been received from counterparties is included in accounts payable and other liabilities. Interest is owed on amounts received from counterparties and we earn interest on cash paid to counterparties. Any securities pledged to counterparties as collateral remain on the consolidated balance sheets. The Company had liabilities of

$6.9 million and $15.2 million in cash collateral received from counterparties and receivables of $16.7 million and $2.9 million in cash collateral paid to counterparties at September 30, 2020 and December 31, 2019, respectively.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer loan agreement. The interest rate swap agreements with the customers and third parties are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2020 and December 31, 2019 were $217 million and $144 million, respectively.

For further information on the policies that govern derivative and hedging activities, see Note 1, Summary of Significant Accounting Policies, and Note 12, Derivatives and Hedging Activities, within our 2019 Annual Report on Form 10-K.

The notional amounts and fair values for derivatives consist of the following.

	At September 30, 2020
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$878,021	$799	$(2,186)
Interest rate lock commitments	534,506	20,963	(3)
Interest rate swaps	696,436	30,279	(26,057)
Eurodollar futures	454,000	—	(5)
Total derivatives before netting	$2,562,963	52,041	(28,251)
Netting adjustment/Cash collateral (1)		(17,168)	26,966
Carrying value on consolidated balance sheet		$34,873	$(1,285)

	At December 31, 2019
	Notional amount	Fair value derivatives
(in thousands)		Asset	Liability

Forward sale commitments	$651,838	$830	$(492)
Interest rate lock commitments	124,379	2,281	(58)
Interest rate swaps	688,516	27,097	(10,889)
Eurodollar futures	2,232,000	3	—
Total derivatives before netting	$3,696,733	30,211	(11,439)
Netting adjustment/Cash collateral (1)		(21,414)	9,101
Carrying value on consolidated balance sheet(2)		$8,797	$(2,338)

(1)    Includes net cash collateral paid of $9.8 million and net cash collateral received of $12.3 million at September 30, 2020 and December 31, 2019, respectively.
(2)    Includes both continuing and discontinued operations.

The following tables present gross and net information about derivative instruments.

	At September 30, 2020
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$52,041	$(17,168)	$34,873	$—	$34,873
Derivative liabilities	(28,251)	26,966	(1,285)	—	(1,285)

	At December 31, 2019
(in thousands)	Gross fair value	Netting adjustments/ Cash collateral (1)	Carrying value	Securities not offset in consolidated balance sheet (disclosure-only netting)	Net amount

Derivative assets	$30,211	$(21,414)	$8,797	$—	$8,797
Derivative liabilities	(11,439)	9,101	(2,338)	—	(2,338)

(1)    Includes net cash collateral paid of $9.8 million and net cash collateral received of $12.3 million at September 30, 2020 and December 31, 2019, respectively.

The following table presents the net gain (loss) recognized on derivatives, including economic hedge derivatives, within the respective line items in the consolidated income statements for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019		2020	2019

Recognized in noninterest income:
Net gain (loss) on loan origination and sale activities (1)	$(3,810)	$(6,884)		$583	$(17,983)
Loan servicing income (loss) (2)	(91)	9,040		22,148	19,917
Other (3)	632	115		(84)	149
Total	$(3,269)	$2,271	(4)	$22,647	$2,083	(4)

(1)Comprised of interest rate lock commitments ("IRLCs") and forward contracts used as an economic hedge of IRLCs and single family LHFS.
(2)Comprised of interest rate swaps, interest rate swaptions, futures and forward contracts used as an economic hedge of single family MSRs.
(3)Comprised of interest rate swaps used as an economic hedge of LHFI.
(4)Includes both continuing and discontinued operations in the three and nine months ended September 30, 2019.

NOTE 7–MORTGAGE BANKING OPERATIONS:

LHFS consisted of the following.

(in thousands)	At September 30, 2020	At December 31, 2019

Single family	$159,834	$105,458
Commercial real estate, multifamily and SBA	261,903	128,841
Amounts attributed to discontinued operations	—	(26,122)
Total LHFS	$421,737	$208,177

LHFS are valued at fair value, primarily single family loans, or at lower of cost or market, primarily commercial real estate loans transferred from held for investment.

Loans sold consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Single family (1)	$686,280	$893,959	$1,393,283	$3,352,872
Commercial real estate, multifamily and SBA	170,980	270,484	502,059	586,217
Total loans sold	$857,260	$1,164,443	$1,895,342	$3,939,089

(1)    2019 amounts include both continuing and discontinued operations.

Gain on loan origination and sale activities, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Single family	$27,632	$9,628	$73,751	$78,612
Commercial real estate, multifamily and SBA	5,498	6,693	11,947	12,179
Amounts attributed to discontinued operations	—	(370)	—	(60,055)
Gain on loan origination and sale activities	$33,130	$15,951	$85,698	$30,736

The Company's portfolio of loans serviced for others is primarily comprised of loans held in U.S. government and Agency MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. Loans serviced for others are not included in the consolidated balance sheets as they are not assets of the Company.

The composition of loans serviced for others that contribute to loan servicing income is presented below at the unpaid principal balance.

(in thousands)	At September 30, 2020	At December 31, 2019

Single family	$6,188,206	$7,023,441
Commercial real estate, multifamily and SBA	1,704,434	1,618,876
Total loans serviced for others	$7,892,640	$8,642,317

The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, appraisal errors, early payment defaults and fraud.

The following is a summary of changes in the Company's liability for estimated mortgage repurchase losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Balance, beginning of period	$2,083	$3,237	$2,871	$3,120
Additions, net of adjustments (1)	252	(22)	(275)	482
Realized losses (2)	(240)	(28)	(501)	(415)
Balance, end of period	$2,095	$3,187	$2,095	$3,187

(1)Includes additions for new loan sales and changes in estimated probable future repurchase losses on previously sold loans.
(2)Includes principal losses and accrued interest on repurchased loans, "make-whole" settlements, settlements with claimants and certain related expenses.

The Company has agreements with certain investors to advance scheduled principal and interest amounts on delinquent loans. Advances are also made to fund the foreclosure and collection costs of delinquent loans prior to the recovery of reimbursable amounts from investors or borrowers. Advances of $3.1 million and $2.5 million were recorded in other assets as of September 30, 2020 and December 31, 2019, respectively.

The Company has a unilateral right to repurchase certain delinquent or defaulted Ginnie Mae early buyout option ("GNMA EBO") pool loans it has previously sold, and, as required under GAAP, recognized a liability and an asset totaling $115 million and $9 million as of September 30, 2020 and December 31, 2019, respectively.

Revenue from mortgage servicing, including the effects of derivative risk management instruments, consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Servicing income, net:
Servicing fees and other	$7,220	$7,963	$23,073	$32,124
Amortization of single family MSRs(1)	(4,401)	(4,489)	(12,246)	(16,894)
Amortization of multifamily and SBA MSRs	(1,350)	(1,315)	(4,084)	(3,802)
Total	1,469	2,159	6,743	11,428
Risk management, single family MSRs:
Changes in fair value of MSRs due to assumptions (2)(3)	(2,960)	(7,501)	(21,970)	(22,193)
Net gain (loss) from derivative hedging	(91)	9,040	22,148	19,917
Total	(3,051)	1,539	178	(2,276)
Amounts attributed to discontinued operations	—	(502)	—	(2,033)
Loan servicing income	$(1,582)	$3,196	$6,921	$7,119

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in market inputs, which include current market interest rates and prepayment model updates, both of which affect future prepayment speeds and cash flow projections.
(3)Includes pre-tax income of $333 thousand and pre-tax loss of $941 thousand resulting from the sales of single family MSRs during the three and nine months ended September 30, 2019, respectively.

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

The fair value measurement of MSRs is adjusted up or down depending on whether the underlying loan pool interest rate is at a premium, discount or par. Key economic assumptions used in measuring the fair value of capitalized single family MSRs were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(rates per annum)	2020	2019	2020	2019

Constant prepayment rate ("CPR") (1)	20.0% -30.0%	18.9%	17.1%-30.0%	18.8%
Discount rate (2)	7.71%	8.96%	7.78%	9.39%

(1)Represents an estimated lifetime average prepayment rate.
(2)Discount rate is based on market observations.

Key economic assumptions and the sensitivity of the current fair value for single family MSRs to immediate adverse changes in those assumptions were as follows.

(dollars in thousands)	At September 30, 2020

Fair value of single family MSR	$47,018
Expected weighted-average life (in years)	4.01
Constant prepayment rate (1)	14.43%
Impact on fair value of 25 basis points adverse change in interest rates	$(2,638)
Impact on fair value of 50 basis points adverse change in interest rates	$(5,141)
Discount rate	8.11%
Impact on fair value of 100 basis points increase	$(1,063)
Impact on fair value of 200 basis points increase	$(2,537)

(1)Represents the expected lifetime average.

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

In March 2019, the Company successfully closed and settled two sales of the rights to service an aggregate of $14.3 billion in total unpaid principal balance of single family mortgage loans serviced for Fannie Mae, Ginnie Mae and Freddie Mac. These sales resulted in a $333 thousand pre-tax income and $941 thousand pre-tax loss from discontinued operations for the three and nine months ended September 30, 2019, respectively.

The changes in single family MSRs measured at fair value are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Beginning balance	$47,804	$67,723	$68,109	$252,168
Additions and amortization:
Originations	6,569	6,422	12,942	23,893
Sales	—	—	—	(176,944)
Amortization (1)	(4,401)	(4,489)	(12,246)	(16,894)
Net additions and amortization	2,168	1,933	696	(169,945)
Changes in fair value assumptions (2)	(2,954)	(7,833)	(21,787)	(20,400)
Ending balance	$47,018	$61,823	$47,018	$61,823

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment sped assumptions, which are primarily reflected by changes in mortgage interest rates.

MSRs resulting from the sale of multifamily loans are recorded at fair value and subsequently carried at the lower of amortized cost or fair value. Multifamily MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.

The changes in multifamily MSRs measured at the lower of amortized cost or fair value were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Beginning balance	$30,583	$27,227	$29,494	$28,328
Origination	2,524	2,770	6,129	3,930
Amortization	(1,301)	(1,196)	(3,817)	(3,457)
Ending balance	$31,806	$28,801	$31,806	$28,801

NOTE 8–GUARANTEES:

In the ordinary course of business, the Company sells and services loans through the Fannie Mae Multifamily DUS® program and shares in the risk of loss with Fannie Mae under the terms of the DUS® contracts (pari passu loss sharing agreement). Under such agreements, the Company and Fannie Mae share losses on a pro rata basis, where the Company is responsible for losses incurred up to one-third of the principal balance on each loan and with two-thirds of the loss covered by Fannie Mae. For loans that have been sold through this program, a liability is recorded for this loss sharing arrangement under the accounting guidance for guarantees. As of September 30, 2020 and December 31, 2019, the total unpaid principal balance of loans sold under this program was $1.6 billion and $1.5 billion, respectively. The Company's reserve liability related to this arrangement totaled $2.2 million and $2.8 million at September 30, 2020 and December 31, 2019, respectively. There were no actual losses incurred under this arrangement during the three and nine months ended September 30, 2020 and 2019.

In the ordinary course of business, the Company sells residential mortgage loans to GSEs and other entities. In addition, the Company pools FHA-insured and VA-guaranteed mortgage loans into Ginnie Mae guaranteed mortgage-backed securities. The Company has made representations and warranties that the loans sold meet certain requirements. The Company may be required to repurchase mortgage loans or indemnify loan purchasers due to defects in the origination process of the loan, such as documentation errors, underwriting errors and judgments, early payment defaults and fraud.

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

The total unpaid principal balance of loans sold on a servicing-retained basis that were subject to the terms and conditions of these representations and warranties totaled $6.3 billion and $7.1 billion as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had recorded a mortgage repurchase liability for loans sold on a servicing-retained and servicing-released basis, included in accounts payable and other liabilities on the consolidated balance sheet, of $2.1 million and $2.9 million, respectively.

NOTE 9–FAIR VALUE MEASUREMENT:

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

(in thousands)	Fair Value at September 30, 2020	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$60,453	$—	$57,739	$2,714
Commercial	45,986	—	45,986	—
Collateralized mortgage obligations:
Residential	263,886	—	263,886	—
Commercial	163,207	—	163,207	—
Municipal bonds	556,634	—	556,634	—
Corporate debt securities	15,159	—	15,076	83
Agency debentures	1,846	—	1,846	—
Single family LHFS	159,834	—	159,834	—
Single family LHFI	7,638	—	—	7,638
Single family mortgage servicing rights	47,018	—	—	47,018
Derivatives
Forward sale commitments	799	—	799	—
Interest rate lock commitments	20,963	—	—	20,963
Interest rate swaps	30,279	—	30,279	—
Total assets	$1,373,702	$—	$1,295,286	$78,416
Liabilities:
Derivatives
Eurodollar futures	$5	$5	$—	$—
Forward sale commitments	2,186	—	2,186	—
Interest rate lock and purchase loan commitments	3	—	—	3
Interest rate swaps	26,057	—	26,057	—
Total liabilities	$28,251	$5	$28,243	$3

(in thousands)	Fair Value at December 31, 2019	Level 1	Level 2	Level 3

Assets:
Investment securities AFS
Mortgage backed securities:
Residential	$91,695	$—	$89,831	$1,864
Commercial	38,025	—	38,025	—
Collateralized mortgage obligations:
Residential	291,618	—	291,618	—
Commercial	156,154	—	156,154	—
Municipal bonds	341,318	—	341,318	—
Corporate debt securities	18,661	—	18,573	88
U.S. Treasury securities	1,307	—	1,307	—
Single family LHFS (1)	105,458	—	105,458	—
Single family LHFI	3,468	—	—	3,468
Single family mortgage servicing rights	68,109	—	—	68,109
Derivatives
Eurodollar futures	3	3	—	—
Forward sale commitments	830	—	830	—
Interest rate lock commitments	2,281	—	—	2,281
Interest rate swaps	27,097	—	27,097	—
Total assets	$1,146,024	$3	$1,070,211	$75,810
Liabilities:
Derivatives
Forward sale commitments	$492	$—	$492	$—
Interest rate lock commitments	58	—	—	58
Interest rate swaps	10,889	—	10,889	—
Total liabilities	$11,439	$—	$11,381	$58

(1) Includes both continuing and discontinued operations.

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2020 and 2019.

Level 3 Recurring Fair Value Measurements

The Company's Level 3 recurring fair value measurements consist of investment securities AFS, single family MSRs, single family LHFI where fair value option was elected, certain single family LHFS and interest rate locks and purchase loan commitments, which are accounted for as derivatives. For information regarding fair value changes and activity for single family MSRs during the three and nine months ended September 30, 2020 and 2019, see Note 7, Mortgage Banking Operations of this Quarterly Report on Form 10-Q.

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

The Company transferred certain loans from held for sale to held for investment. These loans were originated as held for sale loans where the Company had elected fair value option. The Company determined these loans to be level 3 recurring assets as the valuation technique included a significant unobservable input. The total amount of held for investment loans where fair value option election was made was $7.6 million and $3.5 million at September 30, 2020 and December 31, 2019, respectively.

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain investment securities AFS.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average
September 30, 2020
Investment securities AFS	$2,797	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%
December 31, 2019
Investment securities AFS	1,952	Income approach	Implied spread to benchmark interest rate curve	2.00%	2.00%	2.00%

The following information presents significant Level 3 unobservable inputs used to measure fair value of single family LHFI where fair value option was elected.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

September 30, 2020
LHFI, fair value option	$7,638	Income approach	Implied spread to benchmark interest rate curve	4.07%	21.37%	7.84%
December 31, 2019
LHFI, fair value option	3,468	Income approach	Implied spread to benchmark interest rate curve	4.56%	6.87%	5.63%

The following information presents significant Level 3 unobservable inputs used to measure fair value of certain single family LHFS where fair value option was elected. We had no LHFS with fair value option that were subject to Level 3 fair value due to a significant unobservable input at September 30, 2020 and December 31, 2019.

The following information presents significant Level 3 unobservable inputs used to measure fair value of interest rate lock and purchase loan commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average

September 30, 2020
Interest rate lock commitments	$20,960	Income approach	Fall-out factor	1.21%	37.39%	15.39%
			Value of servicing	0.38%	1.47%	1.02%
December 31, 2019
Interest rate lock commitments	2,223	Income approach	Fall-out factor	—%	59.69%	12.20%
			Value of servicing	0.55%	1.77%	1.14%

The following table presents fair value changes and activity for Level 3 investment securities AFS.

	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)
Three Months Ended September 30, 2020
Investment securities AFS	$2,861	$—	$—	$(48)	$(16)	$2,797
Three Months Ended September 30, 2019
Investment securities AFS	1,981	—	—	(40)	83	$2,024
Nine Months Ended September 30, 2020
Investment securities AFS	1,952	985	—	(387)	247	$2,797
Nine Months Ended September 30, 2019
Investment securities AFS	—	—	2,379	(120)	(235)	$2,024

The following tables present fair value changes and activity for Level 3 LHFS and LHFI.

	Beginning balance	Additions	Transfers	Payoffs/Sales	Change in mark to market	Ending balance
(in thousands)

Three Months Ended September 30, 2020
LHFI	$5,847	$2,169	$—	$(352)	$(26)	$7,638
Three Months Ended September 30, 2019
LHFS	4,427	2,393	—	(686)	(57)	6,077
LHFI	4,475	789	—	—	31	5,295
Nine Months Ended September 30, 2020
LHFI	3,468	5,515	—	(1,135)	(210)	$7,638
Nine Months Ended September 30, 2019
LHFS	2,691	5,060	—	(1,595)	(79)	6,077
LHFI	4,057	1,788	—	(606)	56	5,295

The following table presents fair value changes and activity for Level 3 interest rate lock and purchase loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Beginning balance, net	$17,967	$8,624	$2,223	$10,284
Total realized/unrealized gains	18,285	1,243	46,313	34,655
Settlements	(15,292)	(5,831)	(27,576)	(40,903)
Ending balance, net	$20,960	$4,036	$20,960	$4,036

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

The Company uses a fair value of collateral technique to apply adjustments to the stated value of certain commercial LHFI that are not collateralized by real estate. During the three and nine months ended September 30, 2020 and 2019, the Company did not apply any adjustments to the appraisal value of OREO.

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

The following tables present assets that had changes in their recorded fair value during the three and nine months ended September 30, 2020 and 2019 and assets held at the end of the respective reporting period.

	At or for the Three Months Ended September 30, 2020
(in thousands)	Fair Value of Assets Held at September 30, 2020	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$3,302	$—	$—	$3,302	$(2,054)

	At or for the Three Months Ended September 30, 2019
(in thousands)	Fair Value of Assets Held at September 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$266	$—	$—	$266	$(2)

	At or for the Nine Months Ended September 30, 2020
(in thousands)	Fair Value of Assets Held at September 30, 2020	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$3,302	$—	$—	$3,302	$(2,184)

	At or for the Nine Months Ended September 30, 2019
(in thousands)	Fair Value of Assets Held at September 30, 2019	Level 1	Level 2	Level 3	Total Gains (Losses)

LHFI (1)	$266	$—	$—	$266	$(2)

(1) Represents the carrying value of loans for which adjustments are based on the fair value of the collateral.

Fair Value of Financial Instruments

The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company's financial instruments other than assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$79,066	$79,066	$79,066	$—	$—
Investment securities held to maturity	4,297	4,531	—	4,531	—
LHFI	5,221,839	5,476,679	—	—	5,476,679
LHFS – multifamily and other	261,903	261,903	—	261,903	—
Mortgage servicing rights – multifamily	31,806	35,181	—	—	35,181
Federal Home Loan Bank stock	26,584	26,584	—	26,584	—
Other assets - GNMA EBO loans	115,111	115,111	—	—	115,111
Liabilities:
Certificates of deposit	$1,174,839	$1,181,025	$—	$1,181,025	$—
Borrowings	514,590	516,112		516,112
Long-term debt	125,791	115,671	—	115,671	—

	At December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$57,880	$57,880	$57,880	$—	$—
Investment securities HTM	4,372	4,501	—	4,501	—
LHFI	5,069,316	5,139,078	—	—	5,139,078
LHFS – multifamily and other	128,841	130,720	—	130,720	—
Mortgage servicing rights – multifamily	29,494	32,738	—	—	32,738
Federal Home Loan Bank stock	22,399	22,399	—	22,399	—
Liabilities:
Certificates of deposit	$1,614,533	$1,622,879	$—	$1,622,879	$—
Federal Home Loan Bank advances	346,590	347,949	—	347,949	—
Federal funds purchased and securities sold under agreements to repurchase	125,000	125,101	125,101	—	—
Long-term debt	125,650	115,011	—	115,011	—

NOTE 10–EARNINGS PER SHARE:

The following table summarizes the calculation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019

EPS numerator:
Income from continuing operations	$26,349	$13,665	$52,392	$27,615
Undistributed dividends and earnings for share repurchase	—	(324)	—	(633)
Income from continuing operations available to common shareholders	26,349	13,341	52,392	26,982
Income (loss) from discontinued operations	—	162	—	(21,091)
Net income available to common shareholders	$26,349	$13,503	$52,392	$5,891
EPS denominator:
Weighted average shares:
Basic weighted-average number of common shares outstanding	22,665,069	24,419,793	23,226,109	26,020,172
Dilutive effect of outstanding common stock equivalents (1)	212,157	206,145	177,620	184,242
Diluted weighted-average number of common stock outstanding	22,877,226	24,625,938	23,403,729	26,204,414
Net income (loss) per share
Basic:
Income from continuing operations	$1.16	$0.55	$2.26	$1.04
Income (loss) from discontinued operations	—	0.01	—	(0.81)
Total	$1.16	$0.55	$2.26	$0.23
Diluted:
Income from continuing operations	$1.15	$0.54	$2.24	$1.03
Income (loss) from discontinued operations	—	0.01	—	(0.80)
Total	$1.15	$0.55	$2.24	$0.22

(1)Excluded from the computation of diluted earnings per share (due to their antidilutive effect) for the three and nine months ended September 30, 2020 and 2019 were certain stock options and unvested restricted stock issued to key senior management personnel and directors of the Company. The aggregate number of common stock equivalents related to such options and unvested restricted stock units, which could potentially be dilutive in future periods, was 148 at September 30, 2020 and 690 at September 30, 2019.

NOTE 11–RESTRUCTURING:

In 2019, we took steps to restructure our corporate operations in order to improve productivity and reduce total corporate expenses in light of a substantial reduction in the size and complexity of our Company and a lower growth plan going forward. Throughout 2019, we began executing this restructuring plan which included:

•Simplifying the organizational structure by reducing management levels and management redundancy
•Consolidating similar functions currently residing in multiple organizations
•Renegotiating, where possible, our technology contracts
•Identifying and eliminating redundant or unnecessary systems and services
•Rationalizing staffing appropriate to recognize the significant changes in work volumes and company direction
•Eliminating excess occupancy costs consistent with reduced personnel

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

Restructuring charges primarily consist of facility-related costs and severance costs and are included in the occupancy and the compensation and benefits expense line items on our consolidated income statements in the applicable periods.

The following tables summarize the restructuring charges recognized during the three and nine months ended September 30, 2020 and 2019 and the Company's net remaining liability balance at September 30, 2020.

	As of or for the quarter ended September 30,
	2020				2019
	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,695	$171	$86	$1,952	$1,423	$562	$22	$2,007
Transfers-In	(630)	—	—	(630)	—	—	—	—
Restructuring charges	1,736	164	232	2,132	6	168	—	174
Costs paid or otherwise settled	(1,010)	(150)	(229)	(1,389)	(173)	(480)	—	(653)
Ending balance	$1,791	$185	$89	$2,065	$1,256	$250	$22	$1,528

	As of or for the nine months ended September 30,
	2020				2019
	Facility-related costs	Personnel-related costs	Other costs	Total	Facility-related costs	Personnel- related costs	Other costs	Total
(in thousands)
Beginning balance	$1,235	$510	$159	$1,904	$1,604	$—	$—	$1,604
Transfers-In	(133)	707	—	574	—	—	—	—
Restructuring charges	4,183	299	1,018	5,500	200	1,168	147	1,515
Costs paid or otherwise settled	(3,494)	(1,331)	(1,088)	(5,913)	(548)	(918)	(125)	(1,591)
Ending balance	$1,791	$185	$89	$2,065	$1,256	$250	$22	$1,528

NOTE 12–SUBSEQUENT EVENT:

On October 22, 2020 the Board authorized a dividend of $0.15 per share, payable on November, 23, 2020 to shareholders of record on November 6, 2020.

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

Many forward-looking statements can be identified as using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" and similar expressions (or the negative of these terms). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and are subject to risks and uncertainties, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the first and second quarters of 2020, and the risks and uncertainties discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A of Part II, "Risk Factors," that could cause actual results to differ significantly from those projected. In addition, many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global, national, regional and local business and economic environment as a result.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Certain of these policies are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•Allowance for credit losses ("ACL") for loans held for investment ("LHFI")
•Fair value of financial instruments and single family mortgage servicing rights ("MSRs")

These policies and estimates are described in further detail in Part II, Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies, within our 2019 Annual Report on Form 10-K and Note 1, Summary of Significant Accounting Policies within this Form 10-Q.

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019

Select Income Statement data:
Net interest income	$55,684	$47,134	$152,614	$143,878
Provision for credit losses	—	—	20,469	1,500
Noninterest income	36,155	24,580	105,387	52,501
Noninterest expense	58,057	55,721	170,893	162,399
Income from continuing operations: (1)
Before income taxes	33,782	15,993	66,639	32,480
Total	26,349	13,665	52,392	27,615
Income per share - diluted	1.15	0.54	2.24	1.03
Select Performance Ratios:
Return on average equity - annualized
Net income	14.6%	8.0%	10.0%	1.2%
Income from continuing operations	14.6%	7.9%	10.0%	5.1%
Return on average tangible equity - annualized (2)
Net income	15.3%	8.4%	10.5%	1.3%
Income from continuing operations	15.3%	8.3%	10.5%	5.3%
Return on average assets - annualized
Net income	1.4%	0.8%	1.0%	0.1%
Income from continuing operations	1.4%	0.8%	1.0%	0.5%
Efficiency ratio(2)	59.9%	75.9%	63.4%	80.9%
Net interest margin	3.20%	2.96%	3.09%	3.06%

(1)Discontinued operations accounting was terminated effective January 1, 2020.
(2)Return on average tangible equity and the efficiency ratio are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	As of
(dollars in thousands, except per share data)	September 30, 2020	December 31, 2019

Selected Balance Sheet Data
Loans held for sale	$421,737	$208,177
Loans held for investment, net	5,229,477	5,072,784
Allowance for credit losses	64,892	41,772
Investment securities	1,111,468	943,150
Total assets	7,409,641	6,812,435
Deposits	5,815,690	5,339,959
Borrowings	514,590	471,590
Long-term debt	125,791	125,650
Total shareholders' equity	696,306	679,723
Other data:
Book value per share	$31.66	$28.45
Tangible book value per share (1)	30.15	27.02
Total equity to total assets	9.4%	10.0%
Tangible common equity to tangible assets (1)	9.0%	9.5%
Shares outstanding	21,994,204	23,890,855
Loans to deposit ratio	98.3%	99.7%

Credit Quality:
ACL to total loans (2) (3)	1.33%	0.82%
ACL to nonaccrual loans (3)	307.2%	324.8%
Nonaccrual loans to total loans	0.40%	0.25%
Nonperforming assets to total assets	0.30%	0.21%
Nonperforming assets	$22,084	$14,254
Regulatory Capital Ratios:
Bank
Tier 1 leverage ratio	9.40%	10.56%
Total risk-based capital	13.95%	14.37%
Company
Tier 1 leverage ratio	9.34%	10.16%
Total risk-based capital	13.33%	13.40%

Other data:
Full-time equivalent employees (ending)	999	1,071

(1)Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. For a reconciliation to the nearest comparable GAAP financial measure, see “Non-GAAP Financial Measures” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)This ratio excludes balances insured by the FHA or guaranteed by the VA or SBA, including PPP loans for September 30, 2020.
(3)Prior to January 1, 2020 and the adoption of ASU 2016-13 CECL, the allowance for loan losses was used in this calculation in place of ACL.

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
The Company has implemented a business continuity plan that includes a remote working strategy and a social distancing and sanitation plan. No material operational failures or internal control challenges have been identified to date. The Company has taken significant measures to protect its employees, such as having most work remotely and where remote work is not viable, implementing a social distancing and sanitation plan. At September 30, 2020, all of our retail deposit branches were open to serve our customers by appointment only and operating under the guidelines issued by Federal, state, and regional health departments.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has executed multiple assistance programs, including a loan forbearance program for its lending customers that are adversely affected by the COVID-19 pandemic. As of September 30, 2020, the Company had an outstanding balance of $206 million for 375 qualifying loans approved for forbearance (excluding any SBA guaranteed loans for which the government made payments as provided for under the CARES Act, or single family loans that are guaranteed by FHA or VA). In accordance with the CARES Act and interagency guidance issued in March 2020, loans granted forbearance due to COVID-19 are not currently considered troubled debt restructurings under US GAAP.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company assisted its customers with applications for resources through the program. PPP loans generally have a two-year term and bear interest at 1%. Additionally, the Company was paid fees by the SBA based upon the sliding fee scale established for the PPP program. The weighted average fee for these loans was 3.3% and the Company will recognize these fees over the contractual life of the related loan, which will be accelerated if the loan is paid off prior to its maturity. The Company believes that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company has closed or approved with the SBA, 1,822 PPP loans representing $298 million in outstanding balances. The loans funded through the PPP program are fully guaranteed by the U.S. government.

Other Items
As part of our capital management strategy, for year to date through October 31, 2020, we repurchased a total of 2,205,665 shares of our common stock at an average price of $26.31 per share.

Management's Overview of the Third Quarter of 2020 Financial Performance

Discontinued Operations: Results for the first quarter of 2019 reflect the impact of the adoption of a plan of exit or disposal, announced in the first quarter of 2019, with respect to the stand-alone home loan center-based mortgage origination and related servicing businesses classified as discontinued operations. Discontinued operations reported in the first quarter of 2019 included our entire mortgage banking business as did all prior periods presented. Effective April 1, 2019, the reorganized bank location-based mortgage banking business commenced operations and the associated direct revenues and direct expenses are reported as part of the Company's continuing operations beginning in the second quarter of 2019 and thereafter. Discontinued operations accounting was concluded as of January 1, 2020.

Results of Operations

Third Quarter of 2020 Compared to the Third Quarter of 2019

General: Our income from continuing operations and income from continuing operations before income taxes were $26.3 million and $33.8 million, respectively, in the third quarter of 2020, as compared to $13.7 million and $16.0 million, respectively, during the third quarter of 2019. The $17.8 million increase in income from continuing operations before income taxes was due to higher net interest income and higher noninterest income which were partially offset by higher noninterest expense.

Income Taxes: Our effective tax rate during the third quarter of 2020 was 22.0% as compared to 14.6% in the third quarter of 2019 for continuing operations and a statutory rate of 23.7%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. In the third quarter of 2019, the benefits of tax advantaged investments were a higher proportion of total earnings, resulting in a lower effective tax rate.

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

	Quarter Ended September 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans	$5,745,653	$57,732	3.96%	$5,543,167	$65,930	4.69%
Investment securities(2)	1,149,196	6,393	2.23%	790,312	5,207	2.64%
FHLB Stock, Fed Funds and other	77,777	532	2.67%	104,424	426	1.62%
Total interest-earning assets	6,972,626	64,657	3.66%	6,437,903	71,563	4.38%
Noninterest-earning assets	527,183			566,362
Total assets	$7,499,809			$7,004,265
Liabilities and shareholders' equity:
Deposits: (1)
Demand deposits	$470,646	$196	0.17%	$384,937	$371	0.38%
Money market and savings	2,717,705	1,627	0.24%	2,238,046	7,251	1.28%
Certificates of deposit	1,138,457	4,198	1.47%	2,223,602	13,093	2.34%
Total deposits	4,326,808	6,021	0.55%	4,846,585	20,715	1.69%
Borrowings:
Borrowings	735,493	650	0.35%	102,270	715	2.75%
Long-term debt	125,760	1,383	4.38%	125,574	1,698	5.37%
Total interest-bearing liabilities	5,188,061	8,054	0.62%	5,074,429	23,128	1.81%
Noninterest-bearing liabilities
Demand deposits (1)	1,398,640			1,033,146
Other liabilities	196,209			203,190
Total liabilities	6,782,910			6,310,765
Temporary shareholders' equity	—			2,378
Shareholders' equity	716,899			691,122
Total liabilities and shareholders' equity	$7,499,809			$7,004,265
Net interest income (2)		$56,603			$48,435
Net interest rate spread			3.04%			2.57%
Net interest margin			3.20%			2.96%

(1)    Cost of all deposits, including noninterest-bearing demand deposits was 0.42% and 1.41% for the quarter ended September 30, 2020 and 2019, respectively.
(2)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $919 thousand and $458 thousand for the three months ended September 30, 2020 and 2019, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

Net interest income was higher in the third quarter of 2020 as compared to the third quarter of 2019 because our net interest margin increased to 3.20% primarily due to a 47 basis point increase in our net interest rate spread. Our costs of interest-bearing liabilities decreased from 1.81% in the third quarter of 2019 to 0.62% in the third quarter of 2020 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates. The benefit of these lower funding costs was partially offset by lower yields on interest earning assets. The 72 basis point decrease in yield on interest earning assets was due to the origination of loans and purchases of securities with rates below our current portfolio rates, the ongoing repricing of variable rate loans and the prepayment and paydown of higher yielding loans and investments from our portfolios.

Provision for Credit Losses: As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in the both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. We had no provision for credit losses for the third quarters of 2020 and 2019.

Noninterest Income consisted of the following.

	Quarter Ended September 30,
(in thousands)	2020	2019

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$27,632	$9,628
Commercial real estate, multifamily and SBA	5,498	6,693
Amounts attributed to discontinued operations	—	(370)
Loan servicing income (loss)	(1,582)	3,196
Deposit fees	1,769	2,079
Other	2,838	3,354
Total noninterest income	$36,155	$24,580

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Quarter Ended September 30,
(in thousands)	2020	2019

Single family servicing income, net
Servicing fees and other	$4,124	$5,252
Changes - amortization (1)	(4,401)	(4,489)
Net	(277)	763
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(2,960)	(7,501)	(3)
Net gain (loss) from derivatives hedging	(91)	9,040
Subtotal	(3,051)	1,539
Single Family servicing income (loss)	(3,328)	2,302

Commercial loan servicing income:
Servicing fees and other	$3,096	$2,711
Amortization of capitalized MSRs	(1,350)	(1,315)
Total	1,746	1,396
Amounts attributed to discontinued operations	—	(502)
Total loan servicing income (loss)	$(1,582)	$3,196

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)Includes pre-tax income of $333 thousand, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sale of single family MSRs for the third quarter of 2019.

The increase in noninterest income for the third quarter of 2020 as compared to the third quarter of 2019, was due to a $17.2 million increase in gain on loan sales related to higher volumes of rate locks and an increase in profit margins in our single family operations. The increase in noninterest income was partially offset by a decrease in loan servicing income from unfavorable risk management results on mortgage servicing rights in the third quarter of 2020 resulting from a market expectation of an extended period of higher prepayments.

Noninterest Expense consisted of the following.

	Quarter Ended September 30,
(in thousands)	2020	2019

Noninterest expense
Compensation and benefits	$34,570	$33,341
Information services	7,401	8,173
Occupancy	8,354	6,228
General, administrative and other	7,732	7,979
Total noninterest expense	$58,057	$55,721

The $2.3 million increase in noninterest expense in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to $2.4 million in impairments in the third quarter of 2020 related to ongoing restructuring of our facilities and staffing and increases in compensation and benefits costs related to increased commissions on higher closed loan volume. The increase was partially offset by decreases in information system and general and administrative costs related to our cost savings initiatives.

Nine Months ended September 30, 2020 Compared to Nine Months ended September 30, 2019

General: Our income from continuing operations and income from continuing operations before income taxes were $52.4 million and $66.6 million, respectively, in the nine months ended September 30, 2020, as compared to $27.6 million and $32.5 million, respectively, during the nine months ended September 30, 2019. The $34.1 million increase in income from continuing operations before income taxes was due to higher net interest income and noninterest income which was partially offset by a higher provision for credit losses and higher noninterest expense.

Income Taxes: Our effective tax rate during the nine months ended September 30, 2020 was 21.4% as compared to 15.0% in the nine months ended September 30, 2019 and a statutory rate of 23.7%. Our effective tax rate was lower than our statutory rate due primarily to the benefits of tax advantaged investments. In the first nine months of 2019, the benefits of tax advantaged investments were a higher proportion of total earnings, resulting in a lower effective tax rate.

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

	Nine Months Ended September 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets:
Interest-earning assets:
Loans	$5,490,900	$172,897	4.16%	$5,631,378	$202,590	4.77%
Investment securities(2)	1,082,402	18,061	2.22%	827,550	16,514	2.66%
FHLB Stock, Fed Funds and other	59,901	960	2.11%	77,498	844	1.46%
Total interest-earning assets	6,633,203	191,918	3.82%	6,536,426	219,948	4.46%
Noninterest-earning assets	545,890			628,184
Total assets	$7,179,093			$7,164,610
Interest-bearing liabilities:
Deposits: (1)
Demand deposits	$419,833	$755	0.24%	$385,113	$1,139	0.40%
Money market and savings	2,612,536	10,593	0.54%	2,222,321	20,232	1.21%
Certificates of deposit	1,261,376	17,770	1.88%	1,846,537	30,908	2.24%
Total deposits	4,293,745	29,118	0.90%	4,453,971	52,279	1.57%
Borrowings:
Borrowings	648,836	3,150	0.64%	553,595	11,248	2.68%
Long-term debt	125,713	4,407	4.66%	125,527	5,167	5.47%
Total interest-bearing liabilities	5,068,294	36,675	0.96%	5,133,093	68,694	1.78%
Noninterest-bearing liabilities
Demand deposits (1)	1,228,295			1,078,698
Other liabilities	180,207			225,859
Total liabilities	6,476,796			6,437,650
Temporary shareholders' equity	—			1,932
Permanent shareholders' equity	702,297			725,028
Total liabilities and shareholders' equity	$7,179,093			$7,164,610
Net interest income (2)		$155,243			$151,254
Net interest spread			2.86%			2.68%
Net interest margin			3.09%			3.06%

(1) Cost of deposits including noninterest-bearing deposits, was 0.70% and 1.26% for the nine months ended September 30, 2020 and 2019, respectively.
(2)    Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities of $2.6 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The estimated federal statutory tax rate was 21% for the periods presented.

Net interest income was higher in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 because our net interest margin increased to 3.09%. The increase in our net interest margin was due to an increase in our net interest rate spread which increased because decreases in the rates paid on interest bearing liabilities were greater than the decrease in the yield on our interest earning assets. The 64 basis point decrease in yield on interest earning assets was due to the origination of loans and purchases of securities with rates below our current portfolio rates, the ongoing repricing of variable rate loans and the prepayment and paydown of higher yielding loans and investments from our portfolios. Our cost of interest-bearing liabilities decreased from 1.78% in the nine months ended September 30, 2019 to 0.96% in the nine months ended September 30, 2020 due to a decrease in market interest rates which allowed us to reprice our deposits and borrowings at lower rates.

Provision for Credit Losses: The provision for credit losses was $20.5 million for nine months ended September 30, 2020 as compared to $1.5 million in the nine months ended September 30, 2019. Due to adverse economic conditions related to the COVID-19 pandemic, we recorded additional provisions for credit losses in the first nine months of 2020 as an estimate of the potential impact of those conditions on our loan portfolio, including an evaluation of the credit risk related to the commercial business loans and commercial real estate loans granted COVID-19 modifications during 2020 which we believe will experience a higher probability of default and increased credit losses.

Noninterest Income consisted of the following.

	Nine Months Ended September 30,
(in thousands)	2020	2019

Noninterest income
Gain on loan origination and sale activities (1)
Single family	$73,751	$78,612
Commercial	11,947	$12,179
Amounts attributed to discontinued operations	—	(60,055)
Loan servicing income	6,921	7,119
Deposit fees	5,225	5,848
Other	7,543	8,798
Total noninterest income	$105,387	$52,501

(1) Includes loans originated as held for investment.

Loan servicing income, a component of noninterest income, consisted of the following.

	Nine Months Ended September 30,
(in thousands)	2020	2019

Single family servicing income, net
Servicing fees and other	$13,357	$24,073
Changes - amortization (1)	(12,246)	(16,894)
Net	1,111	7,179
Risk management, single family MSRs:
Changes in fair value due to assumptions (2)	(21,970)	(22,193)	(3)
Net gain from derivatives hedging	22,148	19,917
Subtotal	178	(2,276)
Single Family servicing income	1,289	4,903

Commercial loan servicing income:
Servicing fees and other	$9,716	$8,051
Amortization of capitalized MSRs	(4,084)	(3,802)
Total	5,632	4,249
Amounts attributed to discontinued operations	—	(2,033)
Total loan servicing income	$6,921	$7,119

(1)Represents changes due to collection/realization of expected cash flows and curtailments.
(2)Principally reflects changes in model assumptions, including prepayment speed assumptions, which are primarily affected by changes in mortgage interest rates.
(3)Includes pre-tax loss of $941 thousand, net of transaction costs, brokerage fees and prepayment reserves, resulting from the sale of single family MSRs during the nine months ended September 30, 2019.

The increase in noninterest income for the nine months ended September 30, 2020 compared to the same period in 2019 was due to an increase in gain on loan sales. The increase in gain on loan sales was due to higher volumes of rate locks and an increase in profit margins in our single family operations and the classification of $18 million of gain on loan sales associated with the legacy mortgage business as discontinued operations in the first quarter of 2019.

Noninterest Expense from continuing operations consisted of the following.

	Nine Months Ended September 30,
(in thousands)	2020	2019

Noninterest expense
Compensation and benefits	$101,429	$93,934
Information services	22,330	24,001
Occupancy	23,082	19,168
General, administrative and other	24,052	25,296
Total noninterest expense	$170,893	$162,399

The $8.5 million increase in noninterest expense in the nine months ended September 30, 2020 compared to the same period in the prior year was due to increases in compensation and benefits costs and occupancy costs which were partially offset by lower general and administrative and information systems costs. The increase in compensation and benefits costs was due to the classification of $7 million of compensation and benefits costs associated with the legacy mortgage business as discontinued operations in the first quarter of 2019 and increased commissions and bonuses paid on higher loan originations levels, including loans made under PPP, which were partially offset by reduced levels of staffing. Occupancy expenses in the first nine months of 2020 included $4.4 million of impairments related to ongoing restructuring of our facilities and staffing. General and administrative costs, including information systems costs, declined due to the benefits of our cost savings initiatives.

Financial Condition

During the first nine months of 2020, total assets increased by $597 million due to a $168 million increase in investment securities, a $214 million increase in loans held for sale, a $157 million increase in loans held for investment, net and a $94 million increase in other assets, which were partially offset by a $19 million decrease in mortgage servicing rights. The increase in the loans held for sale was due primarily to $195 million of multifamily loans held for sale at September 30 in anticipation of a bulk sale in the fourth quarter of 2020. Loans held for investment increased due to $2.1 billion of originations, including the origination of $298 million of loans under PPP, which was partially offset by sales of $345 million and prepayments and scheduled payments of $1.6 billion. The increase in other assets and other liabilities was primarily due to the recognition of our option to acquire, under the GNMA early buyout option process, $115 million of loans serviced for others which are in a delinquent position, primarily due to forbearances. The decrease in mortgage servicing rights reflected the impact of increased prepayments. Total liabilities increased by $581 million due to a $476 million increase in deposits, a $43 million increase in borrowings and a $64 million increase in other liabilities. The increase in deposits was due to a $547 million increase in business and consumer accounts, due in part to the funding of PPP loans to customer accounts and the addition of new customers through PPP, which was partially offset by a $71 million decrease in wholesale deposits.

Investment Securities: The following table details the composition of our investment securities AFS by dollar amount.

	At September 30, 2020	At December 31, 2019
(in thousands)	Fair Value	Fair Value

Investment securities AFS:
Mortgage-backed securities:
Residential	$60,453	$91,695
Commercial	45,986	38,025
Collateralized mortgage obligations:
Residential	263,886	291,618
Commercial	163,207	156,154
Municipal bonds	556,634	341,318
Corporate debt securities	15,159	18,661
U.S. Treasury securities	—	1,307
Agency debentures	1,846	—
Total	$1,107,171	$938,778

We primarily hold investment securities for liquidity purposes, while also creating a relatively stable source of interest income. In addition to the AFS securities listed in the above table, $4 million of investment securities are classified as held to maturity as of September 30, 2020 and December 31, 2019.

Loans Held for Investment: The following table details the composition of our LHFI.

(in thousands)	At September 30, 2020	December 31, 2019 (2)

Consumer loans:
Single family (1)	$936,774	$1,072,706
Home equity and other	446,123	553,376
Total consumer loans	1,382,897	1,626,082
Commercial real estate loans:
Non-owner occupied commercial real estate	847,079	895,546
Multifamily	1,327,156	999,140
Construction/land development	590,707	701,762
Total commercial real estate loans	2,764,942	2,596,448
Commercial and industrial loans:
Owner occupied commercial real estate	462,613	477,316
Commercial business	683,917	414,710
Total commercial and industrial loans	1,146,530	892,026
Total	5,294,369	5,114,556
ACL	(64,892)	(41,772)
Net	$5,229,477	$5,072,784

(1)Includes $7.6 million and $3.5 million at September 30, 2020 and December 31, 2019, respectively, of loans where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes in value recognized in the consolidated income statements.
(2)Net deferred loans fees and costs of $24.5 million are now included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.

Net LHFI increased $157 million, from December 31, 2019 due to $2.1 billion of originations, including the origination of $298 million of loans under PPP, which was partially offset by sales of $345 million and prepayments and scheduled principal payments of $1.6 billion.

Deposits: Our deposit balances and weighted average rates were as follows for the periods indicated:

(in thousands)	At September 30, 2020		At December 31, 2019
	Amount	Weight Average Rate	Amount	Weight Average Rate

Deposits by product:
Noninterest-bearing demand deposits	$1,022,786	—%	$704,743	—%
Interest-bearing transaction and savings deposits:
Interest-bearing demand deposits	545,890	0.10%	373,832	0.38%
Savings accounts	258,727	0.07%	219,182	0.21%
Money market accounts	2,512,440	0.23%	2,224,494	1.25%
Total interest-bearing transaction and savings deposits	3,317,057		2,817,508
Total transaction and savings deposits	4,339,843		3,522,251
Certificates of deposit	1,174,839	1.20%	1,614,533	2.24%
Noninterest-bearing accounts - other	301,008	—%	203,175	—%
Total deposits	$5,815,690	0.36%	$5,339,959	1.23%

Deposits increased $476 million from December 31, 2019 to September 30, 2020 due to a $547 million increase in business and consumer accounts, due in part to the funding of PPP loans to customer accounts and the addition of new customers through PPP, which was partially offset by a $71 million decrease in wholesale deposits.

The aggregate amount of time deposits in denominations of more than $250 thousand at September 30, 2020 and December 31, 2019 were $137 million and $223 million, respectively. There were $195 million and $266 million of brokered deposits at September 30, 2020 and December 31, 2019, respectively.

Credit Risk Management

The following discussion highlights developments since December 31, 2019 and should be read in conjunction with "Credit Risk Management" within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

As of September 30, 2020, our ratio of nonperforming assets to total assets remained low at 0.30% while our ratio of total loans delinquent over 30 days to total loans was 0.76%. The Company recorded provision for credit losses of $20.5 million for nine months ended September 30, 2020, and the ACL for loans increased by $23 million. Due to adverse economic conditions related to the COVID-19 pandemic, we recorded additional provisions for credit losses in the first nine months of 2020 as an estimate of the potential impact of those conditions on our loan portfolio, including an evaluation of the credit risk related to the commercial business loans and commercial real estate loans granted COVID-19 modifications during 2020 which we believe have a higher probability of default and increased credit losses.

As a result of the COVID-19 pandemic, the Company has approved forbearances for some of its borrowers. The status of these forbearances as of September 30, 2020 is as follows:

	Forbearances Approved (2)
	Initiated in the Third Quarter 2020		Second Request		Total		Outstanding
(dollars in thousands)	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount	Number of loans	Amount
Loan type: (1)
Commercial and CRE:
Commercial business	2	$1,927	18	$25,052	125	$78,289	19	$25,462
CRE owner occupied	—	—	5	$38,547	29	73,802	4	37,739
CRE nonowner occupied	3	14,622	2	$2,233	14	58,433	7	35,624
Total	5	$16,549	25	$65,832	168	$210,524	30	$98,825

Single family and consumer
Single family							170	$83,896
HELOCs and consumer							175	23,190
Total							345	$107,086

(1) Does not include any SBA guaranteed loans for which the government made payments as provided for under the CARES Act, or single family loans that are guaranteed by Ginnie Mae.
(2) This schedule does not include $44 million of constructions loans, (8 loans) that were modified as a result of COVID-19 related construction delays to extend the construction or lease-up periods. Each of these loans continued to perform under the existing or modified payment terms.

The forbearances approved for commercial and industrial loans and CRE nonowner occupied loans were generally for a period of 3 months while the forbearances for single family, HELOCs and consumer loans were generally for a period of 3 to 6 months. During the third quarter, second forbearances were approved for $66 million of loans, including one relationship with 18 loans and $52 million of balances. The forbearance provided to this large relationship was part of an overall restructure of the related loans. These second forbearances were to borrowers whose businesses continue to be impacted by the effects of the COVID-19 pandemic.

As of September 30, 2020, excluding the loans approved for a second forbearance, 97% of the commercial and CRE loans approved for a forbearance prior to the third quarter have completed their forbearance period and have resumed payments. Based on information obtained through discussions with these borrowers, almost all of them have reopened their business at some level and they do not currently foresee the need for additional forbearance.

Management considers the current level of the ACL to be appropriate to cover estimated lifetime losses within our LHFI portfolio.

The following table presents the ACL by loan sub class.

	September 30, 2020		January 1, 2020 (2)
(in thousands)	Amount	Reserve Rate (1)	Amount	Reserve Rate (1)

Consumer loans
Single family	$6,720	0.80%	$6,918	0.70%
Home equity and other	6,004	1.35%	10,868	1.96%
Total	12,724	0.99%	17,786	1.16%
Commercial real estate loans
Non-owner occupied commercial real estate	8,923	1.05%	3,853	0.43%
Multifamily	4,871	0.37%	4,038	0.40%
Construction/land development
Multifamily construction	5,920	4.13%	3,541	1.88%
Commercial real estate construction	1,709	3.79%	509	0.92%
Single family construction	5,507	2.31%	8,080	2.84%
Single family construction to permanent	1,206	0.74%	1,203	0.70%
Total	28,136	1.02%	21,224	0.82%
Commercial and industrial loans
Owner occupied commercial real estate	5,688	1.24%	1,180	0.25%
Commercial business	18,344	4.87%	3,425	0.83%
Total	24,032	2.87%	4,605	0.52%
Total ACL	$64,892	1.33%	$43,615	0.87%

(1)The reserve rate is calculated excluding balances related to loans that are insured by the FHA or guaranteed by the VA or SBA, including PPP loans.
(2)On January 1, 2020 we adopted ASC 326 ("CECL"). As a result, the ACL as of January 1, 2020 is presented instead of December 31, 2019 so that amounts are comparable.

The following tables present the composition of TDRs by accrual and nonaccrual status.

	At September 30, 2020
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$57,181	$1,067	$58,248
Home equity and other	597	—	597
Total	57,778	1,067	58,845
Commercial and industrial loans
Owner occupied commercial real estate	—	678	678
Commercial business	40	1,347	1,387
Total	40	2,025	2,065
Total TDRs	$57,818	$3,092	$60,910

(1)Includes loan balances insured by the FHA or guaranteed by the VA of $48 million at September 30, 2020.

	At December 31, 2019
(in thousands)	Accrual	Nonaccrual	Total

Consumer
Single family (1)	$59,809	$1,694	$61,503
Home equity and other	853	9	862
	60,662	1,703	62,365
Commercial and industrial loans
Commercial business	48	222	270
Total	48	222	270
Total TDRs	$60,710	$1,925	$62,635

(1) Includes loan balances insured by the FHA or guaranteed by the VA of $49 million at December 31, 2019.

The Company had 301 loan relationships classified as TDRs totaling $60.9 million at September 30, 2020 with no related unfunded commitments. The Company had 305 loan relationships classified as TDRs totaling $62.6 million at December 31, 2019 with no related unfunded commitments. TDR loans within the LHFI portfolio and the related reserves are included in the ACL tables above.

Delinquent loans by loan type consisted of the following.

	At September 30, 2020
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (4)	Current	Total loans

Consumer loans
Single family	$2,092	$1,030	$13,051	(2)	$4,617	$20,790	$915,984	$936,774	(1)
Home equity and other	34	60	—		1,747	1,841	444,282	446,123
Total	2,126	1,090	13,051		6,364	22,631	1,360,266	1,382,897
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—		—	—	847,079	847,079
Multifamily	—	—	—		—	—	1,327,156	1,327,156
Construction and land development
Multifamily construction	—	—	—		—	—	143,360	143,360
Commercial real estate construction	—	—	—		—	—	45,049	45,049
Single family construction	—	—	—		—	—	238,251	238,251
Single family construction to permanent	—	—	—		—	—	164,047	164,047
Total	—	—	—		—	—	2,764,942	2,764,942
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		6,085	6,085	456,528	462,613
Commercial business	—	—	2,637		8,677	11,314	672,603	683,917
Total	—	—	2,637		14,762	17,399	1,129,131	1,146,530
Total loans	$2,126	$1,090	$15,688		$21,126	$40,030	$5,254,339	$5,294,369
%	0.04%	0.02%	0.30%		0.40%	0.76%	99.24%	100.00%

	At December 31, 2019
	Past Due and Still Accruing
(in thousands)	30-59 days	60-89 days	90 days or more		Nonaccrual	Total past due and nonaccrual (4)	Current	Total loans

Consumer loans
Single family	$5,694	$4,261	$19,702	(2)	$5,364	$35,021	$1,037,685	$1,072,706	(1)
Home equity and other	837	372	—		1,160	2,369	551,007	553,376
Total	6,531	4,633	19,702		6,524	37,390	1,588,692	1,626,082
Commercial real estate loans
Non-owner occupied commercial real estate	—	—	—		—	—	895,546	895,546
Multifamily	—	—	—		—	—	999,140	999,140
Construction and land development	—	—	—		—	—	701,762	701,762
Total	—	—	—		—	—	2,596,448	2,596,448
Commercial and industrial loans
Owner occupied commercial real estate	—	—	—		2,891	2,891	474,425	477,316
Commercial business	44	—	—		3,446	3,490	411,220	414,710
Total	44	—	—		6,337	6,381	885,645	892,026
Total loans	$6,575	$4,633	$19,702		$12,861	$43,771	$5,070,785	$5,114,556	(3)
%	0.13%	0.09%	0.39%		0.25%	0.86%	99.14%	100.00%

(1)Includes $7.6 million and $3.5 million of loans at September 30, 2020 and December 31, 2019, respectively, where a fair value option election was made at the time of origination and, therefore, are carried at fair value with changes recognized in our consolidated income statements.
(2)FHA-insured and VA-guaranteed single family loans that are 90 days or more past due are maintained on accrual status if they are determined to have little to no risk of loss.
(3)Net deferred loans fees and costs of $24.5 million were included within the carrying amounts of the loan balances as of December 31, 2019, in order to conform with the current period presentation.
(4)Includes loans whose repayments are insured by the FHA or guaranteed by the VA or SBA of $17.7 million and $28.4 million at September 30, 2020 and December 31, 2019, respectively

Enterprise Risk Management

Like many financial institutions, we manage and control a variety of business and financial risks that can significantly affect our financial performance. Among these risks are credit risk; market risk, which includes interest rate risk and price risk; liquidity risk; and operational risk. We are also subject to risks associated with compliance/legal, strategic and reputational matters.
Beginning in March 2020 as the COVID-19 pandemic challenges began to unfold in earnest, management updated its enterprise wide risk assessment and risk monitoring reporting to overlay identified COVID-19 specific risks and mitigations to inform the Board and other constituents. Since March, the Board and its various committees, specifically the Executive Committee, the Enterprise Risk Management Committee and the Credit Committee, continue to be actively engaged in oversight of the heightened risks stemming from the pandemic and the mitigations put in place by management and are being kept apprised of the status through regularly scheduled meetings and special meetings. A Crisis Management Team and the CARES Act Team meet as necessary to discuss risks on a real time basis and to oversee the rollout and implementation of federal programs such as the CARES Act and regulatory guidance related to the COVID-19 pandemic. Management level risk reporting for areas of heightened risk is being kept current on a daily, weekly or monthly basis, as appropriate.

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

At September 30, 2020 and December 31, 2019, the Bank had available borrowing capacity of $500 million and $943 million, respectively, from the FHLB, and $368 million and $267 million, respectively, from the Federal Reserve Bank of San Francisco.

Cash Flows

For the nine months ended September 30, 2020, cash and cash equivalents increased by $21 million compared to an increase of $16 million for the nine months ended September 30, 2019. The following discussion highlights the major activities and transactions that affected our cash flows during these periods.

Cash flows from operating activities

The Company's operating assets and liabilities are used to support our lending activities, including the origination and sale of mortgage loans. For the nine months ended September 30, 2020, net cash of $40 million was used in operating activities, primarily from cash used to fund LHFS production exceeding cash proceeds from the sale of loans. We believe that cash flows from operations, available cash balances and our ability to generate cash through short-term debt are sufficient to fund our operating liquidity needs. For the nine months ended September 30, 2019, net cash of $182 million was provided by operating activities, primarily from proceeds from the sale of loans held for sale, partially offset by the recognition of deferred taxes from the sale of mortgage servicing rights and the net fair value adjustment and gain on sale of LHFS.

Cash flows from investing activities

The Company's investing activities primarily include available-for-sale securities and loans originated as held for investment. For the nine months ended September 30, 2020, net cash of $394 million was used in investing activities, primarily due to the purchase of $348 million investment securities net of $211 million of sales, principal repayments and maturities. The origination of portfolio loans, net of principal repayments of $584 million, was partially offset by $349 million proceeds from the sale of portfolio loans. For the nine months ended September 30, 2019, net cash of $184 million was provided by investing activities, primarily due to $529 million proceeds from sale of portfolio loans offset by originations net of principal repayments of $593 million; $174 million in net cash provided by disposal of discontinued operations and $229 million proceeds from the sale, principal repayments and maturities of investment securities and $47 million net cash used for acquisitions.

Cash flows from financing activities

The Company's financing activities are primarily related to deposits and net proceeds from borrowings. For the nine months ended September 30, 2020, net cash of $455 million was provided by financing activities, primarily due to $43 million net proceeds from borrowings and a $476 million increase in deposits, partially offset by $62 million of common stock repurchases and dividends paid on common stock. For the nine months ended September 30, 2019, net cash of $350 million was used in financing activities, primarily due to $890 million net repayments of short-term borrowings and $81 million repurchases of our common stock, which was partially offset by $678 million growth in deposits.

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

These commitments include the following.

(in thousands)	At September 30, 2020	At December 31, 2019

Unused consumer portfolio lines	$414,526	$485,143
Commercial portfolio lines (1)	666,354	722,242
Commitments to fund loans	43,950	52,762
Total	$1,124,830	$1,260,147

(1) Within the commercial portfolio, undistributed construction loan proceeds, where the Company has an obligation to advance funds for construction progress payments, were $402 million and $435 million at September 30, 2020 and December 31, 2019, respectively.

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

The following table sets forth the capital and capital ratios of HomeStreet Inc. (on a consolidated basis) and HomeStreet Bank as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	At September 30, 2020
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$690,438	9.34%	$295,681	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	630,438	11.04%	257,080	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	690,438	12.09%	342,773	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	761,464	13.33%	457,030	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$686,869	9.40%	$292,150	4.0%	$365,187	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	686,869	12.70%	243,412	4.5%	351,594	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	686,869	12.70%	324,549	6.0%	432,732	8.0%
Total risk-based capital (to risk-weighted assets)	754,498	13.95%	432,732	8.0%	540,914	10.0%

	At December 31, 2019
	Actual		For Minimum Capital Adequacy Purposes		To Be Categorized As "Well Capitalized"
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

HomeStreet, Inc.
Tier 1 leverage capital (to average assets)	$691,323	10.16%	$272,253	4.0%	NA	NA
Common equity Tier 1 capital (to risk-weighted assets)	631,323	11.43%	248,523	4.5%	NA	NA
Tier 1 risk-based capital (to risk-weighted assets)	691,323	12.52%	331,364	6.0%	NA	NA
Total risk-based capital (to risk-weighted assets)	739,812	13.40%	441,818	8.0%	NA	NA
HomeStreet Bank
Tier 1 leverage capital (to average assets)	$712,596	10.56%	$269,930	4.0%	$337,413	5.0%
Common equity Tier 1 capital (to risk-weighted assets)	712,596	13.50%	237,451	4.5%	342,985	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	712,596	13.50%	316,602	6.0%	422,136	8.0%
Total risk-based capital (to risk-weighted assets)	758,303	14.37%	422,136	8.0%	527,669	10.0%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and the Bank’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. In addition to the minimum capital ratios, both HomeStreet Inc. and HomeStreet Bank are required to maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital of more than 2.5% above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and Bank maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated. At September 30, 2020, capital conservation buffers for the Company and the Bank were 5.33% and 5.95%, respectively.

The Company paid a quarterly cash dividend of $0.15 per common share in each of the first, second and third quarters of 2020. It is our current intention to continue to pay quarterly dividends and the Company has declared a cash dividend of $0.15 per common share payable on November 23, 2020. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

Reconciliations of non-GAAP results of operations to the nearest comparable GAAP measures:

	As of or for the quarter ended September 30,		As of or for the nine months ended September 30,
(dollars in thousands, except share data)	2020	2019	2020	2019

Return on average tangible equity (annualized)
Average shareholders' equity	$716,899	$693,475	$702,297	$728,215
Less: Average goodwill and other intangibles	(33,332)	(36,617)	(33,746)	(33,973)
Average tangible equity	$683,567	$656,858	$668,551	$694,242

Net income (loss)	26,349	13,827	52,392	6,524
Ratio	15.3%	8.4%	10.5%	1.3%
Net income from continuing operations	26,349	13,665	52,392	27,615
Ratio	15.3%	8.3%	10.5%	5.3%

Efficiency ratio
Noninterest expense
Total	$58,057	$55,721	$170,893	$162,399
Adjustments:
Other restructuring related charges	(2,357)	(847)	(5,725)	(2,196)
State of Washington taxes	(677)	(420)	(1,864)	(1,275)
Adjusted total	$55,023	$54,454	$163,304	$158,928

Total revenues
Net interest income	$55,684	$47,134	$152,614	$143,878
Noninterest income	36,155	24,580	105,387	52,501
Adjustments
Contingent payout	—	—	(566)	—
Adjusted total	$91,839	$71,714	$257,435	$196,379

Ratio	59.9%	75.9%	63.4%	80.9%

	As of
(dollars in thousands, except share data)	September 30, 2020	December 31, 2019

Tangible book value per share
Shareholders' equity	$696,306	$679,723
Less: goodwill and other intangibles	(33,222)	(34,252)
Tangible shareholder's equity	$663,084	$645,471
Common shares outstanding	21,994,204	23,890,855
Computed amount	$30.15	$27.02

Tangible common equity to tangible assets
Tangible shareholder's equity (per above)	$663,084	$645,471
Tangible assets
Total assets	7,409,641	6,812,435
Less: Goodwill and other intangibles	(33,222)	(34,252)
Net	$7,376,419	$6,778,183
Ratio	9.0%	9.5%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our price and interest rate risks are managed by the Bank's Asset/Liability Management Committee ("ALCO"), a management committee that identifies and manages the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives. ALCO is a management-level committee whose members include the Chief Investment Officer, acting as the chair, the Chief Executive Officer, the Chief Financial Officer and other members of management. The committee is responsible for:
•understanding the nature and level of the Company's interest rate risk and interest rate sensitivity;
•assessing how that risk fits within our overall business strategies;
•ensuring an appropriate level of rigor and sophistication in the risk management process for the overall level of risk;
•complying with and reviewing the asset/liability management policy; and
•formulating and implementing strategies to improve balance sheet mix and earnings.

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

The following table presents sensitivity gaps for these different intervals.

	September 30, 2020
(dollars in thousands)	3 Mos. or Less	More Than 3 Mos. to 6 Mos.	More Than 6 Mos. to 12 Mos.	More Than 12 Mos. to 3 Yrs.	More Than 3 Yrs. to 5 Yrs.	More Than 5 Yrs.	Non-Rate- Sensitive	Total

Interest-earning assets:
Cash & cash equivalents	$79,066	$—	$—	$—	$—	$—	$—	$79,066
FHLB Stock	18,235	—	—	—	45	8,304	—	26,584
Investment securities (1)	177,317	29,417	54,321	122,961	114,937	612,515	—	1,111,468
LHFS	421,737	—	—	—	—	—	—	421,737
LHFI (1)	1,314,755	421,255	705,255	1,225,223	993,713	634,168	—	5,294,369
Total	2,011,110	450,672	759,576	1,348,184	1,108,695	1,254,987	—	6,933,224
Non-interest-earning assets	—	—	—	—	—	—	476,417	476,417
Total assets	$2,011,110	$450,672	$759,576	$1,348,184	$1,108,695	$1,254,987	$476,417	$7,409,641
Interest-bearing liabilities:
Interest-bearing demand deposit accounts (2)	$545,890	$—	$—	$—	$—	$—	$—	$545,890
Savings accounts (2)	258,727	—	—	—	—	—	—	258,727
Money market accounts (2)	2,512,440	—	—	—	—	—	—	2,512,440
Certificates of deposit	366,056	420,413	235,244	132,719	20,376	31	—	1,174,839
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	—	—
FHLB advances	453,000	—	—	—	1,125	4,465	—	458,590
Borrowings	55,933	27	40	—	—	—	—	56,000
Long-term debt (3)	60,791	—	—	—	—	65,000	—	125,791
Total	4,252,837	420,440	235,284	132,719	21,501	69,496	—	5,132,277
Non-interest bearing liabilities	—	—	—	—	—	—	1,581,058	1,581,058
Shareholders' equity	—	—	—	—	—	—	696,306	696,306
Total liabilities and shareholders' equity	$4,252,837	$420,440	$235,284	$132,719	$21,501	$69,496	$2,277,364	$7,409,641
Interest sensitivity gap	$(2,241,727)	$30,232	$524,292	$1,215,465	$1,087,194	$1,185,491
Cumulative interest sensitivity gap
Total	$(2,241,727)	$(2,211,495)	$(1,687,203)	$(471,738)	$615,456	$1,800,947
As a % of total assets	(30)%	(30)%	(23)%	(6)%	8%	24%
As a % of cumulative interest-bearing liabilities	47%	53%	66%	91%	112%	135%

(1)Based on contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)Assumes 100% of interest-bearing non-maturity deposits are subject to repricing in three months or less.
(3)Based on contractual maturity or our expected sale date.

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

The estimated impact on our net interest income over a time horizon of one year and the change in net portfolio value as of September 30, 2020 and December 31, 2019 are provided in the table below. For the scenarios shown, the interest rate simulation assumes an instantaneous and sustained shift in market interest rates and no change in the composition or size of the balance sheet.

	September 30, 2020		December 31, 2019
Change in Interest Rates (basis points) (1)	Percentage Change
	Net Interest Income (2)	Net Portfolio Value (3)	Net Interest Income (2)	Net Portfolio Value (3)
+200	3.3%	(6.1)%	1.0%	(11.6)%
+100	1.1%	(2.4)%	0.6%	(5.4)%
-100	(3.6)%	(4.8)%	(0.9)%	4.1%
-200	(4.5)%	(7.1)%	(2.4)%	6.5%

(1)For purposes of our model, we assume interest rates will not go below zero. This "floor" limits the effect of a potential negative interest rate shock in a low rate environment like the one we are currently experiencing.
(2)This percentage change represents the impact to net interest income for a one-year period, assuming there is no change in the structure of the balance sheet.
(3)This percentage change represents the impact to the net present value of equity, assuming there is no change in the structure of the balance sheet.

At September 30, 2020, we believe our net interest income sensitivity did not exhibit a strong bias to either an increase in interest rates or a decline in interest rates. While the Company is considered liability sensitive as exhibited by the gap table and the projected change in the net portfolio value, our net interest income sensitivity analysis shows positive results in the increasing interest rate scenarios. This is because of the impact of our historical deposit repricing betas which result in an assumed delay in repricing of deposits in an increasing interest rate scenario. The changes in interest rate sensitivity between December 31, 2019 and September 30, 2020 reflected the impact of lower market interest rates, a flatter yield curve and changes to overall balance sheet composition. Some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances will occur. We do not allow for negative rate assumptions in our model, but actual results in extreme interest rate decline scenarios may result in negative rate assumptions which may cause the modeling results to be inherently unreliable. In addition, the simulation model does not take into account any future actions that we could undertake to mitigate an adverse impact due to changes in interest rates from those expected, in the actual level of market interest rates or competitive influences on our deposits.

ITEM 4CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1LEGAL PROCEEDINGS

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

ITEM 1ARISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Item 1A of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for a discussion of factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer
Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended September 30, 2020 were as follows.

(in thousands, expect share and per share information)	Total shares of common stock purchased (1) (2) (3)	Average price paid per share of common stock	Total number of shares purchased as part of publicly announced plans	Dollar value of remaining authorized repurchase
July	270,017	$24.00	270,017	$979	(2)
August	34,479	27.38	34,479	35	(2)
September	714,276	26.50	714,276	6,070	(3)
Total	1,018,772	$25.87	1,018,772

(1) Includes shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock units and equity compensation arrangements.
(2) Stock repurchases in July and August were made pursuant to a Board authorized share repurchase program approved on January 23, 2020 pursuant to which the Company could purchase up to $25.0 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase.
(3) Stock repurchases in September were made pursuant to a Board authorized share repurchase program approved on July 23, 2020 pursuant to which the Company could purchase up to $25 million of its issued and outstanding common stock, no par value, at prevailing market rates at the time of such purchase. During October 2020 the Company completed this repurchase authorization.

Sales of Unregistered Securities

There were no sales of unregistered securities during the third quarter of 2020.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

Not applicable.

ITEM 6EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Executive Employment Agreement between Mark K. Mason and HomeStreet, Inc. dated July 29, 2020
10.2	Amendment to Executive Employment Agreement between Godfrey B. Evans and HomeStreet, Inc. dated July 29, 2020
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 6, 2020.

HomeStreet, Inc.

By:	/s/ Mark K. Mason
Mark K. Mason
President and Chief Executive Officer
(Principal Executive Officer)

HomeStreet, Inc.

By:	/s/ John M. Michel
John M. Michel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)